Form 10-Q
period 1996-03-31
GREAT SOUTHERN BANCORP INC
filed 1996-05-15
CIK 854560

- - ----------------------------------------------------------------------
- - ----------------------------------------------------------------------
                           UNITED STATES
                  SECURITIES & EXCHANGE COMMISSION
                       Washington, DC.  20549
                        --------------------
                             FORM 10-Q

   /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarter ended March 31, 1996, or

   / /  Transition Report Pursuant to Section 13 or 15(D) of the
        Securities Exchange Act of 1934

        For the transition period from _________ to _________

                      --------------------------
                    Commission File Number 0-18082
                      --------------------------

                      GREAT SOUTHERN BANCORP, INC.
        (Exact name of registrant as specified in its charter)

                                DELAWARE
   (State or other jurisdiction of incorporation or organization)

                               43-1524856
                   (IRS Employer Identification Number)

                         1451 E. BATTLEFIELD
                        SPRINGFIELD, MISSOURI
                (Address of principal executive offices)

                                65804
                              (Zip Code)

                            (417) 887-4400
           (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  /X/  No

    The number of shares outstanding of each of the registrant's classes of common stock 4,421,303 shares of common stock, par value $.01, outstanding at May 10, 1996
- - ----------------------------------------------------------------------
- - ----------------------------------------------------------------------

PART I
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                              March 31,      June 30,
                                                                                1996           1995
                                                                            ------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,433,922   $  4,834,190
Interest-bearing deposits in other financial institutions. . . . . . . . .    17,525,069     12,625,761
                                                                             -----------    -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    23,958,991     17,459,951
Available for sale securities. . . . . . . . . . . . . . . . . . . . . . .     3,744,232      3,090,782
Held to maturity securities (fair value $52,390,000 - March 1996;
  $47,265,000 - June 1995) . . . . . . . . . . . . . . . . . . . . . . . .    52,149,778     46,970,187
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   545,712,542    519,254,604
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     4,813,313      7,999,283
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     6,756,283      6,716,600
Accrued interest receivable
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,399,419      3,929,261
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,292,739        956,518
Investment in FHLBank Stock. . . . . . . . . . . . . . . . . . . . . . . .     9,523,500      8,486,000
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     2,534,218      2,806,797
Excess of cost over fair value of net assets acquired. . . . . . . . . . .     1,123,156      1,186,741
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,988,921      3,522,844
                                                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $658,997,092   $622,379,568
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $390,812,317   $384,327,213
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   179,819,426    154,323,038
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    16,303,669     13,946,943
Advance payments by borrowers for taxes and insurance. . . . . . . . . . .     1,951,085      3,225,224
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,883,477      2,351,182
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       520,779      1,223,781
                                                                            ------------   ------------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   592,290,753    559,397,381
                                                                            ------------   ------------
Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares
  Common stock, $.01 par value; authorized 10,000,000 shares,
    issued 6,162,501 shares. . . . . . . . . . . . . . . . . . . . . . . .        61,625         61,625
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    16,777,255     16,692,966
Retained earnings (substantially restricted) . . . . . . . . . . . . . . .    65,982,439     59,755,968
Unrealized appreciation on available-for-sale securities, net of
  income taxes of $61,079 - March 1996 and $231,156 - June 1995. . . . . .        95,534        361,551
Treasury stock, at cost; 1,728,170 shares - March 1996;
  1,659,743 shares - June 1995 . . . . . . . . . . . . . . . . . . . . . .   (16,210,514)   (13,889,923)
                                                                            ------------   ------------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    66,706,339     62,982,187
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $658,997,092   $622,379,568
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
                                                 1996           1995           1996           1995
                                             -----------    -----------    -----------    -----------
INTEREST INCOME
  Loans                                      $12,487,950    $11,244,505    $37,110,162    $31,567,242
  Investment Securities                          963,073        937,914      2,857,825      2,407,579
  Other                                           42,186         33,771        145,390        101,265
                                              ----------     ----------     ----------     ----------
    TOTAL INTEREST INCOME                     13,493,209     12,216,190     40,113,377     34,076,086
                                              ----------     ----------     ----------     ----------
INTEREST EXPENSE
  Deposits                                     4,271,225      3,854,875     12,804,282     10,585,574
  FHLBank advances                             2,735,961      2,368,581      7,856,859      5,700,795
  Short-term borrowings                          124,421        109,577        421,266        335,931
                                              ----------     ----------     ----------     ----------
    TOTAL INTEREST EXPENSE                     7,131,607      6,333,033     21,082,407     16,622,300
                                              ----------     ----------     ----------     ----------
NET INTEREST INCOME                            6,361,602      5,883,157     19,030,970     17,453,786
PROVISION FOR LOAN LOSSES                        350,016        496,629        997,421      1,111,295
                                              ----------    -----------  -  ----------     ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    6,011,586      5,386,528     18,033,549     16,342,491
                                              ----------     ----------     ----------     ----------
NONINTEREST INCOME
  Commissions                                  1,044,825        958,728      3,252,086      3,251,419
  Service charge fees                            572,170        537,599      1,766,944      1,703,481
  Net realized gains on sales of loans and
    available-for-sale securities                167,339         23,066        996,029         52,330
  Income (expense) on foreclosed assets          972,129        (59,469)       819,649        (70,055)
  Other income                                   454,285        376,787      1,130,148      1,055,636
                                              ----------     ----------     ----------     ----------
    TOTAL NONINTEREST INCOME                   3,210,748      1,836,711      7,964,856      5,992,811
                                              ----------     ----------     ----------     ----------
NONINTEREST EXPENSE
  Salaries and employee benefits               2,137,559      1,886,663      6,197,216      5,693,218
  Net occupancy expense                          572,074        477,822      1,672,304      1,367,028
  Postage                                        165,966        160,790        466,969        440,392
  Insurance                                      317,057        313,752        950,859        941,050
  Advertising                                    111,417        100,400        345,711        370,538
  Office supplies and printing                   115,822        129,400        325,692        412,721
  Other operating expenses                       864,225        633,988      2,168,324      2,087,055
                                              ----------     ----------     ----------     ----------
    TOTAL NONINTEREST EXPENSE                  4,284,120      3,702,815     12,127,075     11,312,002
                                              ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                     4,938,214      3,520,424     13,871,330     11,023,300
PROVISION FOR INCOME TAXES                     1,717,800      1,126,000      5,288,300      3,963,300
                                              ----------     ----------     ----------     ----------
   NET INCOME                                $ 3,220,414    $ 2,394,424    $ 8,583,030    $ 7,060,000
                                              ==========     ==========     ==========     ==========

EARNINGS PER COMMON SHARE                         $.70           $.51          $1.88          $1.48
                                                   ===            ===           ====           ====

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                   NINE MONTHS ENDED MARCH 31,
                                                                      1996            1995
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  8,583,030    $  7,060,000
    Items not requiring (providing) cash:
    Depreciation                                                       730,554         498,363
    Amortization                                                        63,585          63,585
    Provision for loan losses                                          997,421       1,111,295
    Provision for losses on foreclosed assets                          175,000         200,300
    Net realized gains on sale of loans                               (388,474)        (52,330)
    FHLBank Stock Dividend                                            (176,400)              0
    Loss on sale of premises and equipment                               2,171           6,348
    Gain on sale of foreclosed assets                               (1,273,949)       (129,500)
    Amortization of deferred income,
      premiums and discounts                                          (504,190)       (867,433)
    Net realized gains on sale of available-for-sale securities       (607,154)           (529)
    Deferred income taxes                                              704,000        (140,999)
  Changes in:
    Accrued interest receivable                                       (806,379)     (1,255,972)
    Prepaid expenses and other assets                                  272,579        (948,262)
    Accounts payable and accrued expenses                              532,295         203,748
    Income taxes payable                                              (703,002)        (85,784)
                                                                   -----------     -----------
  Net cash provided by operating activities                          7,601,087       5,662,830
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                            (23,848,503)    (63,589,403)
  Purchase of premises and equipment                                  (775,283)     (1,074,242)
  Proceeds from sale of premises and equipment                           2,875               0
  Proceeds from sale of foreclosed assets                            1,924,721         905,698
  Capitalized costs on foreclosed assets                              (192,278)          1,389
  Proceeds from sale of available-for-sale securities                2,219,926               0
  Proceeds from maturing held-to-maturity securities                 3,524,684      30,555,463
  Purchase of held-to-maturity securities                           (8,865,991)    (31,453,538)
  Purchase of available-for-sale securities                         (2,702,316)     (2,509,259)
  Purchase of FHLBank stock                                           (861,100)     (2,271,300)
                                                                   -----------     -----------
      Net cash used in investing activities                        (29,573,265)    (69,435,192)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                            5,827,656      37,334,682
  Net increase (decrease) in checking and savings                      657,448     (13,528,758)
  Proceeds from FHLBank advances                                   337,104,678     313,422,181
  Repayments of FHLBank advances                                  (311,608,290)   (258,691,131)
  Net increase (decrease) in short-term borrowings                   2,356,726      (2,577,201)
  Advances from borrowers for taxes and insurance                   (1,274,139)       (461,344)
  Purchase of treasury stock                                        (2,439,524)     (5,564,268)
  Dividends paid                                                    (2,356,559)     (2,090,317)
  Stock options exercised                                              203,222         354,373
                                                                   -----------     -----------
    Net cash provided by financing activities                       28,471,218      68,198,217
                                                                   -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                6,499,040       4,425,855
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      17,459,951      14,686,000
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 23,958,991    $ 19,111,855
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.
   When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, changes in the availability and/or cost of capital; changes in demand for banking services; changes in the portfolio composition; change in the interest rate yield on the Company's investments; changes in management strategy; increased competition from both bank and non-bank companies; changes in the economic, political or regulatory environments in the United States; litigation involving the Company and/or its subsidiaries; and changes in the availability of qualified labor. Readers should take these factors into account in evaluating any such forward-looking comments.

General

   Parts of management's discussion and analysis in the annual report on Form 10-K are not included below. The following should be read in conjunction with management's discussion and analysis in the Company's June 30, 1995 Form 10-K.

   The consolidated net income of Great Southern Bancorp, Inc. and more specifically, the net income of it's primariy subsidiary, Great Southern Bank, FSB (the "Bank") is primarily dependent upon the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis than its interest-earning assets. The Company's consolidated net income is also affected by, among other things, gains on sales of loans and available-for-sale investments, provisions for loan losses, service charge fees and commissions, operating expenses and income taxes.
   Management of the Company has developed and implemented an asset/liability management strategy to match the repricing and/or maturity of its interest-earning assets and its interest-bearing liabilities and to achieve improved and sustained operating income without adversely affecting asset quality. In implementing this strategy, the Company has sought, subject to market conditions, to increase its origination of adjustable-rate loans secured by one- to four-family residential real estate in order to increase its investment in loans that are interest rate sensitive. The Company has also sold substantially all of the fixed-rate, one- to four-family residential loans originated since fiscal 1986, with servicing retained. Beginning in fiscal 1992, the Company's lending returned to origination of adjustable-rate commercial real estate and commercial business loans.
By doing so, the Company is attempting to increase significantly its loan fees, increase its investment in loans that are interest rate sensitive and improve the yield on its loan portfolio. The Company intends to continue prudently to evaluate the origination of commercial real estate loans (both to purchase existing properties and construct new properties) in its total loan portfolio subject to commercial real estate and other market conditions and to applicable regulatory restrictions and may increase the percent of the commercial real estate loans to the overall portfolio.

EFFECT OF FEDERAL LAWS AND REGULATIONS

   In late 1995, the FDIC adopted a new deposit insurance assessment rate schedule that provided for lower premiums for BIF members than for SAIF members such as the Bank. Subsequently, the FDIC made further reductions to the deposit insurance assessment rates applicable to BIF members. As a result of such further adjustments, BIF members pay between 0 basis points and 27 basis points on their deposits. As of year end, approximately 92% of BIF members were being charged the 0 basis point rate. In contrast, SAIF member institutions such as the Bank continue to pay assessment rates ranging from 23 basis points to 31 basis points. This disparity causes SAIF members, such as the Bank, to be placed at a competitive disadvantage with BIF members with respect to the pricing of loans and deposits, the ability to achieve lower operating costs, and the ability to raise funds in the capital markets.

   There are currently pending in Congress a number of legislative proposals which, if enacted, would affect the BIF/SAIF premium disparity, and would otherwise affect operations of associations such as the Bank. Such proposals include a one-time assessment in the range of 70 to 85 basis points on the amount of all SAIF-assessable deposits and an allocation among SAIF members and BIF members of the interest costs of the FICO bonds used to fund the resolution of insolvent savings associations. Also recently introduced was legislation that would eliminate federal thrift charters (such as that held by the Bank) and that would require all state chartered thrifts to be regulated like state banks; any institution that did not voluntarily convert would become a national bank.
   Such proposals would have an adverse effect upon the Company and the Bank. An 85 basis point assessment on the Bank's December 31, 1995 SAIF-assessable deposits would require the Bank to pay approximately $3.4 million ($2.1 million after income taxes). If SAIF members were not permitted to amortize such fees over a period of years, such payment would have a significant impact on the Bank's earnings and capital as of the time the payment was made. An elimination of federal thrift charters would require the Bank to convert its charter. As a result, the activities and powers of the Bank and the Company may be restricted, unless the legislative enactment provides for a grandfathering of existing powers and activities. Moreover, such grandfather privileges, if granted, may be limited in scope and time. In addition, any conversion to a bank charter may also adversely affect the Bank by causing it to recognize bad debt recapture, unless the legislative proposals modify existing tax laws. Although a related legislative proposal proposes to grant relief from the tax consequences of such recapture, such relief may be limited.

RECENT CHANGES IN ACCOUNTING PRINCIPLES

   In June 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This statement requires discounting expected future cash flows to measure impairment of certain loans or, as a practical expedient, impairment measurements based on the loan's observable market price or the fair value of collateral if the loan is collateral dependent. In October 1994, the FASB issued Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118") which amended certain provisions of SFAS
114. SFAS 118 allows a creditor to use existing methods for recognizing interest income on impaired loans and requires information to be disclosed about the recorded investment in certain impaired loans about how a creditor recognized interest income related to those loans. These standards were adopted by the Company during the current June 30, 1996 fiscal year. This accounting change did not have a material adverse impact on the financial condition or net income of the Company.

POTENTIAL IMPACT OF ACCOUNTING PRINCIPLES TO BE IMPLEMENTED IN THE
FUTURE

   In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 requires that mortgage banking enterprises recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Adoption of SFAS 122 will be required by the Company during the fiscal year ending June 30, 1997. Management has not estimated the impact, if any, of adopting SFAS 122 on the financial condition or net income of the Company.

ASSET AND LIABILITY MANAGEMENT

   During the nine months ended March 31, 1996, the Company experienced growth in the major areas of its assets and liabilities. Total assets increased $37 million, primarily due to net loan originations of $26 million, an increase in interest-bearing deposits in other financial institutions of $6 million and increases in investments and FHLBank stock of $7 million offset by a decrease in foreclosed assets of $3 million.
   The $26 million increase in net loans receivable was primarily from a net increase of $23 million of commercial real estate and commercial construction loans and a net increase of $7 million of one- to four-family and one- to four-family construction loans. The increase in interest-bearing deposits in financial institutions primarily resulted from maintaining higher balances at correspondent banks to reduce the amount of service charge assessments.
   Total liabilities increased $33 million, primarily from increases in FHLBank advances and short-term borrowings of $28 million and increases in deposits of $7 million, all of which were required to fund the asset growth previously mentioned. The above represents the Company's continued practice of using primarily short-term FHLBank advances to fund net loan originations comprised mainly of adjustable rate loans.
   Stockholders' equity increased $3.7 million during the nine months ended March 31, 1996. This increase was the result of net income of $8.4 million partially offset by dividend declarations and payments of $2.4 million and net treasury stock purchases of $2.3 million. The Company repurchased 106,165 shares of common stock at an average price of $22.27 per share and reissued 37,738 shares of treasury stock at an average price of $3.18 per share for stock option exercises.

   Management believes that a key component of successful asset/liability management is the monitoring and management of interest rate sensitivity, which encompasses the repricing and maturity of interest-earning assets and interest-bearing liabilities. During any period in which a financial institution has a positive interest rate sensitivity gap, the amount of its interest-earning assets maturing or otherwise repricing within such period exceeds the amount of the interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a rising interest rate environment, financial institutions with positive interest rate sensitivity gaps generally will experience greater increases in yield on their assets than in the cost of their liabilities. Conversely, in a falling interest rate environment, the cost of funds of financial institutions with positive interest rate sensitivity gaps generally will decrease less than the yield on their assets. Changes in interest rates generally will have the opposite effect on financial institutions with negative interest rate sensitivity gaps. In a rising interest rate environment financial institutions with negative gaps have more liabilities than assets mature or reprice during the relevant period, causing the increase in the cost of liabilities to exceed the increase in the yield on assets. Conversely, in a falling interest rate environment, the cost of funds of financial institutions with negative interest rate sensitivity gaps generally will decrease more than the yield on their assets. The Company's experience with interest rates are discussed in more detail under the headings "Results of Operations and Comparisons of the Three and Nine Months Ended March 31, 1996 and 1995" and in management's discussion and analysis in the June 30, 1995 Form 10-K.
   The Company's one-year interest rate sensitivity gap, as a percentage of total interest-earning assets was a positive $91 million, or 14%, at March 31, 1996, as compared to a positive $75 million, or 12.3%, at June 30, 1995. The increase of $16 million resulted primarily from: (i) a $39 million increase in investment securities due to a shift from the over 1 to 3 year category and an increase in interest-bearing deposits in other financial institutions; (ii) an $11 million increase in loans from new loan originations; offset by (iii) a $15 million increase in FHLBank advances due to net additional short term advances; (iv) a $17 million increase in time deposits due to new deposits and a shift of deposits from the over 1 to 3 year category; and (v) other smaller changes.

   As a part of its asset and liability management strategy, the Company has increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately 28% of total assets are currently invested in commercial real estate and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, and to shorten the average maturity and increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increasing net interest income, such lending, commensurate with the increased risk levels, has also resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.
   While from a credit risk standpoint the Company would prefer higher levels of one- to four-family and other residential loan originations than commercial real estate and commercial business loan originations, the Company has to adapt to the changing lending environment and commercial real estate and commercial business loans help the Company maintain the desired size of the loan portfolio and assets in total, as well as maintain the desired yield on the Company's investments.
   Interest rate risk exposure estimates (the sensitivity gap) are not exact measures of an institution's actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Company's sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and would therefore cause a change (which potentially could be material) in the Company's interest rate risk.

   The following table sets forth the Company's interest rate sensitive assets and liabilities that mature or reprice within one year as of the dates indicated and on the basis of the factors and assumptions set forth at the end of the tables.

                                                March 31,  June 30,
                                                  1996       1995
                                                --------   --------
                                                  (000'S OMITTED)
Residential, commercial real estate and
  construction loans                            $456,087   $445,745
Commercial business loans                         12,223      9,606
Consumer loans                                    17,853     14,068
Investment securities and other                   72,968     33,710
                                                 -------    -------
  Total interest rate sensitive assets
    repricing within one year                    559,131    503,129
                                                 -------    -------
Interest-bearing demand deposits                 106,112    103,401
Savings deposits                                  36,813     38,285
Time deposits                                    197,263    175,728
FHLBank advances                                 111,828     96,831
Other borrowings and liabilities                  16,304     13,947
                                                 -------    -------
  Total interest rate sensitive liabilities
    repricing within one year                    468,320    428,192
                                                 -------    -------
One year interest rate sensitivity gap (1)      $ 90,811   $ 74,937
                                                 =======    =======
Interest rate sensitive assets/interest rate
    sensitive liabilities                          119.4%     117.5%
                                                   =====      =====
One year interest rate sensitivity gap as a
    percent of interest-earning assets              14.0%      12.3%
                                                    ====       ====

___________________________________________
(1)	Defined as the Company's interest-earning assets which mature or reprice within one year minus its interest-bearing liabilities that mature or reprice within one year.

  The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at March 31, 1996, on the basis of the factors and assumptions set forth below.

                                                                        Maturing or Repricing
                                                    ---------------------------------------------------------------
                                                                Over 6
                                                     6 Months   Months    Over 1-3   Over 3-5     Over
                                                     or Less   to 1 Year    Years      Years     5 Years     Total
                                                    --------   ---------  --------   --------   --------   --------
                                                                       (Dollars in thousands)
Residential, commercial real
  estate and construction loans                     $349,106   $106,981   $ 20,450    $11,186    $38,453   $526,176
Commercial business loans                             11,918        305        148          0          0     12,371
Consumer loans                                        15,409      2,444      7,220          0          0     25,073
Investment securities and other                       21,518     51,450      9,975          0          0     82,943
                                                     -------    -------    -------     ------     ------    -------
  Total interest-earning assets                      397,951    161,180     37,793     11,186     38,453    646,563
                                                     -------    -------    -------     ------     ------    -------
Interest-bearing demand deposits                     106,112          0          0          0          0    106,112
Savings deposits                                      36,813          0          0          0          0     36,813
Time deposit                                         149,743     47,520     32,388      4,653      5,983    240,287
FHLBank advances                                      86,918     24,910     37,380     11,053     19,558    179,819
Other borrowings and liabilities                      16,304          0          0          0          0     16,304
                                                     -------    -------    -------     ------     ------    -------
  Total interest-bearing liabilities                 395,890     72,430     69,768     15,706     25,541    579,335
                                                     -------    -------    -------     ------     ------    -------
Interest-earning assets less
  interest-bearing liabilities                      $  2,061   $ 88,750   $(31,975)   $(4,520)   $12,912   $ 67,228
                                                     =======    =======    =======     ======     ======    =======

Cumulative interest rate sensitivity gap            $  2,061   $ 90,811    $58,836    $54,316    $67,228
                                                     =======    =======     ======     ======     ======

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at March 31, 1996                              .3%      14.0%       9.1%       8.4%      10.4%
                                                       ===       ====        ===        ===       ====

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at June 30, 1995                              2.1%      12.3%       9.8%       9.1%      10.6%
                                                       ===       ====        ===        ===       ====

The assumptions used in the above two tables are:
  -- Prepayment rates are derived from market prepayment rates observed on or about March 31, 1996. They are supplied by the FHLBank of Des Moines Risk Management Department.
  -- Fixed-rate loans, net of loans in process, deferred fees and discounts are shown on the basis of contractual amortization and the prepayment assumptions noted above.
  -- Adjustable-rate loans are assumed to reprice at the earlier of maturity or the next contractual repricing date.
  -- Zero growth and constant percentage composition of assets and liabilities and funds from contractual amortization are not reinvested.

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND NINE MONTHS
ENDED MARCH 31, 1996 and 1995

   The increase in earnings for the three and nine months ended March 31, 1996 when compared to the same periods in 1995, respectively, of $826,000, or 34.5%, and $1.5 million, or 21.6%, was primarily due to an increase in net interest income of $478,000 and $1.6 million, an increase in noninterest income of $1.4 million and $2 million, and a decrease in provision for loan losses of $147,000 and $114,000, offset by an increase in noninterest expense of $581,000 and $815,000, and an increase in provision for income taxes of $592,000 and $1.3 million during the respective periods.

Interest Income
   Total interest income increased $1.3 million, or 10.5%, and $6.0 million, or 17.7%, respectively, during the three and nine months ended March 31, 1996 when compared to the three and nine months ended March 31, 1995. The increase for the three and nine months, respectively, was primarily due to a $1.2 million, or 11.1%, and $5.5 million, or 17.6%, increase in interest income on loans and a $34,000, or 3.5%, and $494,000, or 19.7%, increase in interest income on investment securities and interest-bearing deposits.
   Of the increase in interest income on loans, $963,000 and $3.7 million, respectively, was the result of higher average loan balances which increased from $502 million and $478 million in the three and nine months ended March 31, 1995, to $544 million and $533 million in the three and nine months ended March 31, 1996, as a result of the increased loan volume discussed earlier The remaining increase of $281,000 and $1.8 million, respectively, was the result of an increase in average yield from 8.97% and 8.80% in the three and nine months ended March 31, 1995, to 9.19% and 9.29% in the three and nine months ended March 31, 1996, as a result of higher market rates.
   Of the increase in interest income on investment securities and interest-bearing deposits, $60,000 and $282,000, respectively, was the result of higher average balances from $71.5 million and $70.3 million in the three and nine months ended March 31,1995 to $76.2 million and $76 million in the three and nine months ended March 31, 1996 primarily as a result of short term increases in investment securities to pledge on deposits. The offsetting decrease of $27,000 in the three months ended March 31, 1996 was the result of a decrease in average yields from 5.44% during the three months ended March 31, 1995 to 5.28% during the three months ended March 31, 1996 as a result of lower rates paid on FHLBank stock partially offset by higher market rates on investment securities. The remaining $282,000 increase in the nine months ended March 31, 1996 was the result of an increase in average yields from 4.76% in the nine months ended March 31, 1995 to 5.27% in the nine months ended March 31, 1996, primarily as a result of higher market rates on investment securities, offset by lower rates paid on FHLBank stock.

Interest Expense
   Total interest expense increased $799,000, or 12.6%, and $4.5 million, or 26.8%, respectively, during the three and nine months ended March 31, 1996 when compared with the same periods in 1995. The increase for the three and nine months, respectively, was primarily due to a $382,000, or 15.4%, and $2.2 million, or 37.1%, increase in interest expense on FHLBank advances and other borrowings, combined with a $416,000, or 10.8%, and $2.2 million, or 21%, increase in interest expense on deposits.
   Interest expense on FHLBank advances and other borrowings increased $480,000 and $2 million, respectively, due to higher average balances from $161 million and $139 million in the three and nine months ended March 31, 1995 to $194 million and $184 million in the three and nine months ended March 31, 1996. The remaining $98,000 decrease in the three months ended March 31, 1996 was due to lower average interest rates from 6.14% in the three months ended March 31, 1995 to 5.88% in the three months ended March 31, 1996. The remaining $229,000 increase in the nine months ended March 31, 1996 was due to higher average interest rates from 5.79% in the nine months ended March 31, 1995 to 6.00% in the nine months ended March 31, 1996. Average balances increased as a result of the Company's use of short term FHLBank advances to partially fund loan growth. The changes in average rates were a result of changes in market rates.
   Interest expense on deposits during the three and nine months ended March 31, 1996, increased primarily as a result of an increase in both volume and market rates. $195,000 and $1.4 million, respectively, of the increase resulted from higher average rates on time deposits from 5.36% and 4.93% during the three and nine months ended March 31, 1995, to 5.69% and 5.74% during the three and nine months ended March 31, 1996. Higher average market rates was the primary factor causing the increase in average rates.
   The remaining increase primarily resulted from an increased volume in time deposits from an average balance of $226 million and $215 million during the three and nine months ended March 31, 1995 to an average balance of $243 million and $239 million during the three and nine months ended March 31, 1996.

Net Interest Income
   The Company's overall interest rate spread remained at 4.11% during the three months ended March 31, 1996 and 1995, and decreased 7 basis points, or 1.7%, from 4.24% during the nine months ended March 31, 1995, to 4.17% during the nine months ended March 31, 1996. The decrease is due to an overall increase in the weighted average rates paid on interest-bearing liabilities partially offset by an overall increase in the weighted average yield received on interest-earning assets. The Company believes the interest rate spread will continue to approximate current levels or decline slightly in the remainder of fiscal 1996.

Provision for Loan Losses
   The provision for loan losses decreased from $497,000 and $1.1 million, respectively, during the three and nine months ended March 31, 1995 to $350,000 and $997,000, respectively, during the three and nine months ended March 31, 1996. In any accounting period, the provision for loan losses is affected by many factors including, but not limited to, the change in the composition of the loan portfolio, the increase or decrease in total loans, the level of delinquencies and other non-performing loans and the historical loss experience of the portfolio.
   Non-performing assets increased $1.5 million, or 12%, during the nine months ended March 31, 1996 from $12.8 million at June 30, 1995 to $14.3 million at March 31, 1996. Non-performing loans increased $4.7 million, or 124%, from $3.8 million at June 30, 1995 to $8.5 million at March 31, 1996, and foreclosed assets declined $3.1 million from $8.9 million at June 30, 1995 to $5.8 million at March 31, 1996. Non-performing loans at March 31, 1996 and June 30, 1995, included $533,000 and $775,000, respectively, of loans in connection with the sale of foreclosed assets, which are loans that have higher than usual loan-to-value ratios and are originated in connection with the sale of foreclosed assets. Substantially all of these loans were performing at March 31, 1996.
   The increase in non-performing loans was primarily the result of i) the addition of loans totaling $4.3 million on a condominium project located in Branson, Missouri; ii) the transfer from foreclosed assets to loans, due to the implementation of FASB 114, of one loan for $934,000 which had been recorded as an in-substance foreclosure in fiscal 1994; iii) the addition of loans totaling $1 million on a restaurant located in Branson, Missouri; partially offset by iv)the foreclosure of the property securing the $1.6 million loan described in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 on page 21 under the heading "Missouri - Motel".
   The loans on the Branson condominium project totaling $4.3 million are net of a charge down taken during the nine months ended March 31, 1996 of $1.4 million, based on a new appraisal of the project. The loans had been reported as loans of concern at September 30, 1995 with continued decline in the credit quality of the project to nonaccrual status at December 31, 1995 and March 31, 1996.
   The borrower on the $934,000 loan has been delinquent for an extended period, but is in bankruptcy so the Company has been unable to obtain possession of the property.
   The borrower on the $1 million restaurant loans has been slow in paying but began showing improvement towards the later part of their 1995 season and has experienced increased advance reservations for the 1996 season which should improve their payment status if these reservations are converted into sales.

   The Company foreclosed on the $1.6 million motel located in Branson, Missouri in October 1995. The motel appraised for slightly more than the balance of the loan. The Company is seeking a buyer for the property and in the interim operated the motel during the 1995 fall and winter season in Branson and intends to operate the motel during the 1996 season.
   The $3.1 million decline in foreclosed assets during the nine months ended March 31, 1996 was primarily due to i) the sale of the $2.8 million golf course and country club property described in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 on page 22 under the heading "Missouri - Residential development, golf course and country club". The sale was for a total of $4 million with $1 million cash at closing and normal long-term financing for the balance; ii) the $934,000 property transferred back to loans as noted above; iii) the sale of 9 condominium units carried at an aggregate of $424,000 and 3 residential lots carried at an aggregate of $47,000;
iii) the sale of a $400,000 Joplin car wash; iv) a $125,000 charge down on two existing properties; offset by v) the foreclosure of the $1.6 million motel noted above; and vi) various other activity of smaller properties in the account.
   Potential problem loans increased $3.3 million during the nine months ended March 31, 1996 from $5.6 million at June 30, 1995 to $8.9 million at March 31, 1996. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. The main reason for the increase in potential problem loans is the deterioration of the credit quality of i) a commercial business located in Springfield, Missouri of $2.6 million; ii) a residential development located in Branson, Missouri of $1.1 million; iii) a residential development in Springfield, Missouri of $1.6 million; offset by iv) the reduction of $1.9 million in a condominium project in Branson, Missouri due to collateral sales.
   The allowance for loan losses at March 31, 1996 and June 30, 1995, respectively, totaled $14.2 million and $14.6 million, representing 2.6% and 2.8% of total loans, 166% and 380% of non-performing loans, and 81% and 154% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses totaled $986,000 and $900,000 at March 31, 1996 and June 30, 1995, respectively, representing 17% and 10.4% of total foreclosed assets. Although the Company maintains the allowance for loan losses and the allowance for foreclosed asset losses at levels which it considers to be adequate to provide for potential losses and selling expenses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Noninterest Income
   Noninterest income increased $1.4 million, or 75%, and $2 million, or 33%, respectively, in the three and nine months ended March 31, 1996 when compared to the same periods in 1995. The was primarily due to: (i) an increase in income on foreclosed assets of $1 million and $900,000 from the sale of the golf course property discussed above;
(ii) an increase in income of $600,000 in the nine month period from the sale of available-for-sale securities; (iii) an increase in income on sale of loans of $144,000 and $344,000 from increased fixed rate loan production and sale; and (iv) modest increases and decreases in other noninterest income items.

Noninterest Expense
   Noninterest expense increased $581,000, or 15.7%, and $815,000, or 7.2%, respectively, in the three and nine months ended March 31, 1996 when compared to the same periods in 1995. The increase for the three and nine month periods was due to increases in most major expense categories primarily to support the growth of the Company as discussed previously.

Provision for Income Taxes
   Provision for income taxes as a percentage of pre-tax income increased from 32% and 36%, respectively, in the three and nine months ended March 31, 1995 to 34.8% and 38.1% in the three and nine months ended March 31, 1996. The increase was due to changes in accrual estimates.

Average Balances, Interest Rates and Yields
   The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The tables do not include noninterest-bearing demand deposits and do not reflect any effect of income taxes.

                                                                      Three Months Ended March 31 ,
                                                       ---------------------------------------------------------
                                                                   1996                          1995
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $543,695   $12,448   9.19%     $501,542   $11,244   8.97%
  Investment securities and other
    interest-earning assets                              76,192     1,005   5.28        71,517       972   5.44
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $619,887    13,493   8.71      $573,059    12,216   8.53
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $ 98,716       599   2.43      $ 99,416       585   2.35
  Savings deposits                                       36,248       222   2.45        39,598       238   2.40
  Time deposits                                         242,532     3,450   5.69       226,421     3,032   5.36
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      377,496     4,271   4.53       365,435     3,855   4.22
  FHLBank advances and other borrowings                 194,447     2,860   5.88       161,410     2,478   6.14
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $571,943     7,131   4.99      $526,845     6,333   4.81
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $6,362   3.72%                 $5,883   3.72%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.11%                          4.11%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  108.4%                         108.8%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.

                                                                       Nine Months Ended March 31 ,
                                                       ---------------------------------------------------------
                                                                   1996                          1995
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $532,607   $37,110   9.29%     $478,151   $31,567   8.80%
  Investment securities and other
    interest-earning assets                              75,994     3,003   5.27        70,325     2,509   4.76
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $608,601    40,113   8.79      $548,476    34,076   8.28
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $101,191     1,849   2.44      $105,133     1,865   2.37
  Savings deposits                                       37,071       691   2.49        41,812       769   2.45
  Time deposits                                         238,546    10,264   5.74       215,164     7,951   4.93
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      376,808    12,804   4.53       362,109    10,585   3.90
  FHLBank advances and other borrowings                 183,951     8,278   6.00       139,069     6,037   5.79
                                                        -------    ------   ----       -------    ------   ----
  Total interest-bearing liabilities                   $560,759    21,082   5.01      $501,178    16,622   4.42
                                                        =======    ------   ----       =======    ------   ----
Net interest income:
  Interest rate spread                                            $19,031   3.78%                $17,454   3.86%
                                                                   ======   ====                  ======   ====

Net interest margin(1)                                                      4.17%                          4.24%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  108.5%                         109.4%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.

Rate/Volume Analysis

   The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods shown. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and
(ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to volume and to rate.

                                                    Three Months Ended March 31,     Nine Months Ended March 31,
                                                           1996 vs. 1995                   1996 vs. 1995
                                                    ----------------------------     ---------------------------
                                                        Increase                        Increase
                                                       (Decrease)                      (Decrease)
                                                         Due to        Total             Due to        Total
                                                      -------------   Increase       --------------   Increase
                                                      Rate   Volume  (Decrease)      Rate    Volume  (Decrease)
                                                      ----   ------  ----------     ------   ------  ----------
                                                       (Dollars in thousands)         (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                    $281   $  963    $1,244       $1,814   $3,729    $5,543
  Investment securities and
    other interest-earning assets                      (27)      60        33          282      212       494
                                                       ---    -----     -----        -----    -----     -----
      Total interest-earning assets                    254    1,023     1,277        2,096    3,941     6,037
                                                       ---    -----     -----        -----    -----     -----
Interest-bearing liabilities:
  Demand deposits                                       18       (4)       14           64      (80)      (16)
  Savings deposits                                       5      (21)      (16)          11      (89)      (78)
  Time deposits                                        195      223       418        1,392      921     2,313
                                                       ---    -----     -----        -----    -----     -----
    Total deposits                                     218      198       416        1,467      752     2,219
  FHLBank advances and other borrowings                (98)     480       382          229    2,012     2,241
                                                       ---    -----     -----        -----    -----     -----
      Total interest-bearing liabilities               120      678       798        1,696    2,764     4,460
                                                       ---    -----     -----        -----    -----     -----
  Net interest income                                 $134   $  345    $  479       $  400   $1,177    $1,577
                                                       ===    =====     =====        =====    =====     =====

LIQUIDITY AND CAPITAL RESOURCES

General
   The Company's capital position remained strong, with stockholders' equity at $66.7 million, or 10.1% of total assets of $659 million at March 31, 1996 compared to equity at $63 million, or 10.1%, of total assets of $622 million at June 30, 1995. In addition, the Bank exceeds each of the regulatory capital requirements. At March 31, 1996, the Bank had ratios of tangible and core capital to assets of 8.7% and risk-based capital of 13.4%. Federal regulations at that date required tangible, core and risk-based capital ratios of 1.5%, 3% and 8%, respectively.
   The Bank is required by regulation to maintain liquidity ratios at certain levels. Currently, a minimum of 5% of the combined total of deposits and short-term borrowings must be maintained in the form of cash and eligible investments. The Bank has historically maintained its liquidity ratio at a level in excess of that required. As of March 31, 1996, the Bank's liquidity ratio was 7.3%, compared to 4.7% at June 30, 1995. For further information on the June 30, 1995 liquidity, refer to management's discussion and analysis included in the Company's annual report Form 10-K for the year ended June 30, 1995. Management believes that the Company has sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At March 31, 1996, the Company had commitments of approximately $69 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.
   At March 31, 1996, the investment securities held to maturity included $272,000 of gross unrealized gains and $32,000 of gross unrealized losses related to securities intended to be held until maturity. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the investment portfolio is foreseen.
   The Company's primary sources of funds are savings deposits, FHLBank advances, other borrowings, loan repayments, proceeds from sales of loans and investment securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when necessary, supplement deposits with less expensive alternative sources of funds.

STATEMENT OF CASH FLOWS

   During the nine months ended March 31, 1996 and 1995, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during the nine months ended March 31, 1996 and 1995.
   Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income, adjusted for non-cash and non-operating items, was the primary source of cash flows from operating activities. Operating activities provided cash flows of $7.6 million and $5.7 million in cash during the nine months ended March 31, 1996 and 1995, respectively.
   During the nine months ended March 31, 1996 and 1995, investing activities used cash of $29.6 million and $69.4 million, respectively, primarily due to the net increase of loans in both periods.
   Changes in cash flows from financing activities of the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $28.5 million and $68.2 million, respectively, in cash during the nine months ended March 31, 1996 and 1995. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, and changes in short-term borrowings.

DIVIDENDS

   During the nine months ended March 31, 1996, the Company declared and paid dividends of $0.525 per share compared to dividends declared and paid during the nine months ended March 31, 1995 of $0.45 per share.
The Board of Directors meets regularly to consider the level and the timing of dividend payments.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   The Registrant and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of the various legal proceedings involving the Registrant and its subsidiaries cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that these legal actions currently are not material to the Registrant.

Item 2. Changes in Securities

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to Vote of Common Stockholders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   a)  Exhibits
     See the attached exhibit 11, Statement re computation of earnings per share.
     See the attached exhibit 27, Financial Data Schedule.

   b)  Reports on Form 8-K

     None.

                             SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: May 15, 1996              /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: May 15, 1996              /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended          Nine Months Ended
                                                          March 31,                   March 31,
                                                      1996          1995          1996          1995
                                                   ----------    ----------    ----------    ----------
Primary:

  Average shares outstanding                        4,450,812     4,526,196     4,417,438     4,604,392
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        136,348       161,998       131,954       162,460
                                                    ---------     ---------     ---------     ---------
  Primary shares                                    4,587,160     4,688,194     4,549,392     4,766,852
                                                    =========     =========     =========     =========
  Net income                                       $3,220,413    $2,394,424    $8,583,029    $7,060,000
                                                    =========     =========     =========     =========
  Per share amount                                     $0.70         $0.51         $1.89         $1.48
                                                        ====          ====          ====          ====


Fully diluted:

  Average shares outstanding                        4,450,812     4,526,196     4,417,438     4,604,392
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        137,996       161,998       137,996       162,460
                                                    ---------     ---------     ---------     ---------
  Primary shares                                    4,588,808     4,688,194     4,555,434     4,766,852
                                                    =========     =========     ========      =========
  Net income                                       $3,220,413    $2,394,424    $8,583,029    $7,060,000
                                                    =========     =========     =========     =========
  Per share amount                                     $0.70         $0.51         $1.88         $1.48
                                                        ====          ====          ====          ====
























                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
- - -------               -----------
  27        Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
            only and not filed.

