Form 10-K
period 1996-06-30
GREAT SOUTHERN BANCORP INC
filed 1996-09-30
CIK 854560

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K
 (Mark One)
   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934
       For the fiscal year ended June 30, 1996, or

   / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to ________

                       ------------------------------
                       Commission File Number 0-18082
                       ------------------------------

                      Great Southern Bancorp, Inc.
         (Exact name of registrant as specified in its charter)

                                 Delaware
          (State of jurisdiction of incorporation or organization)

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, Par Value $.01

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.              Yes   /X/   No   / /
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                         / /
   The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on September 17, 1996, computed by reference to the closing price of such shares, was $131,354,220. At September 17, 1996, 4,378,474 shares of Common
Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to Security Holders for the fiscal year ended June 30, 1996 (the "Annual Report"), which was electronically filed on September 18, 1996, are incorporated by reference into Parts I, II and IV. With the exception of the information explicitly incorporated by reference in this Form 10-K, the 1996 Annual Report to Security Holders is not to be deemed filed as part of this Form 10-K.
   Portions of the Registrant's Definitive Proxy Statement prepared in connection with the 1996 annual meeting of stockholders (the "Definitive Proxy Statement"), which was electronically filed on September 18, 1996, are incorporated by reference into Part III.




TABLE OF CONTENTS
  Item                                                      Page
Part I
   1. Business  . . . . . . . . . . . . . . . . . . . . . .   3
   2. Properties  . . . . . . . . . . . . . . . . . . . . .  66
   3. Legal Proceedings . . . . . . . . . . . . . . . . . .  68
   4. Submission of Matters to a Vote of Security Holders .  68
Part II
   5. Market for Registrant's Common Equity and Related
        Stockholder Matters . . . . . . . . . . . . . . . .  70
   6. Selected Financial Data . . . . . . . . . . . . . . .  71
   7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .  73
   8. Financial Statements and Supplementary Data . . . . .  73
   9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures  . . . . . . .  73
Part III
  10. Directors and Executive Officers of the Registrant. .  73
  11. Executive Compensation  . . . . . . . . . . . . . . .  73
  12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . .  74
  13. Certain Relationship and Related Transactions . . . .  74
Part IV
  14. Exhibits, Financial Statement Schedules and Reports
        on Form 8-K . . . . . . . . . . . . . . . . . . . .  74
  Signatures  . . . . . . . . . . . . . . . . . . . . . . .  77
  Index to Exhibits . . . . . . . . . . . . . . . . . . . .  78

PART I
ITEM 1.  BUSINESS.

Great Southern Bancorp, Inc.

Great Southern Bancorp, Inc. (the "Holding Company", "Bancorp" or "Company") was incorporated under the laws of the State of Delaware in July 1989, by authorization of the Board of Directors of Great Southern Bank FSB ("Great Southern" or the "Bank"), for the purpose of becoming a holding company that would own all of the outstanding stock of Great Southern issued upon the conversion (the "Conversion") of Great Southern from a mutual savings and loan to a stock savings and loan. After receiving the approval of the Office of Thrift Supervision, Department of Treasury (the "OTS"), the Holding Company acquired all of the common stock of Great Southern issued in connection with the completion of the Conversion in December 1989.

As a Delaware corporation, the Holding Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Holding Company currently conducts its business as a savings and loan holding company. Through the holding company structure, it is possible to expand the size and scope of the financial services offered by the Holding Company beyond those offered by the Bank prior to the Conversion. The holding company structure provides the Holding Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. The assets of the Holding Company consist of the stock of Great Southern, the stock of other subsidiaries, interest in housing related partnerships, loans receivable and cash. Through subsidiaries, the Holding Company offers insurance, appraisal, travel, discount brokerage and related services, which are discussed further below. The activities of the Holding Company have been funded by retained proceeds of the Conversion and through dividends from Great Southern and borrowings from third parties. See "Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters" and "Regulation - Holding Company Regulation" and "Federal and State Taxation." Activities of the Holding Company may also be funded through sales of additional securities or through income generated by other activities of the Holding Company. At this time, there are no plans regarding such activities.

The executive offices of the Holding Company are located at 1451
East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923 and in 1989 was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a new charter as a federal savings bank. Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 25 branches located in southwestern and central Missouri. At June 30, 1996, the Bank had total assets of $663 million, deposits of $398 million and stockholders' equity of $57 million, or 8.6% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

Great Southern is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate residential and commercial real estate loans and commercial business and consumer loans. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates, with servicing retained prior to fiscal 1996 and servicing primarily released beginning in fiscal 1996, and retains for its portfolio substantially all of the adjustable-rate mortgage loans. Great Southern also originates commercial real estate and construction loans, primarily on properties located in its southwestern and central Missouri market area, or, in the case of loans secured by properties outside of its market area, primarily to borrowers residing or doing business in southwestern and central Missouri. Great Southern originates commercial business loans and is also an issuer of letters of credit. See "-- Commercial Business Lending," "- Classified Assets," and "- Loan Delinquencies and Defaults" below and Note 13 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference. Letters of credit are contingent obligations and are not included in the Bank's loan and mortgage-backed securities portfolio.

In recent years, Great Southern has followed a strategy of emphasizing quality loan origination through residential, commercial and consumer lending activities in its local market area. The goal of this strategy has been to maintain its position as one of the leading providers of financial services in its market area, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans in its portfolio and selling fixed-rate loans in the secondary market. The Bank continues to place primary emphasis on residential mortgage lending.

The main office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

Market Area

Great Southern's primary market area encompasses 15 counties in southwestern and central Missouri. Deposit and lending activities are supported by the Bank's branches and ATMs throughout the region, serving such diversified markets as Springfield, Joplin, the resort areas of Branson Lakes and Lake of the Ozarks, and various smaller communities in the Bank's market area. The management of the Bank believes that its share of the savings and lending markets in its market area is less than 10% and their affiliates an even smaller percent with the exception of the travel agency, which may have a larger percent.

Great Southern's largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 295,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university. Springfield is also a regional health care center. The unemployment rate in this area is, and has consistently been, below the national average.

The next largest concentration of loans is in the Branson Lakes area which is located approximately 35 miles south of Springfield and is one of the fastest growing areas in Missouri. The region is a vacation and entertainment center attracting an estimated 5.8 million tourists annually to its theme parks, resorts, country music shows and other recreational facilities. As a result of the rapid growth of the Branson Lakes area, property values have increased at unusually high rates in recent years. This has also provided for increased loan demand and a more volatile lending market than has previously been present in the Branson Lakes area. Property values have started experiencing downward pressure, partly as a result of this rapid increase.

During the past few years, a significant portion of the Bank's loan originations has been secured by properties in the Branson Lakes area. Approximately $128 million, or 21.8%, of the total loan portfolio at June 30, 1996 was secured by properties in this area. Of this amount, $58 million are loans secured by commercial real estate, commercial construction and other residential properties and $69 million are loans secured by one- to four-family residential and one- to four-family construction properties. In addition, the Bank`s commercial business and consumer loan portfolio includes approximately $1.5 million of loans to customers in the Branson Lakes area. See "- Commercial Real Estate and Construction Lending", "- Commercial Business Lending", "- Classified Assets" and "- Loan Delinquencies and Defaults".

Lending Activities-General

The principal lending activity of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. In addition, the Bank makes commercial real estate loans, commercial business loans (i.e., commercial loans not secured by real estate), consumer loans and residential and commercial construction loans. Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has concentrated its lending efforts in Missouri, with the largest concentration of its lending activity being in southwestern and central Missouri.

Great Southern has a policy of obtaining collateral for substantially all real estate loans and other loans, with the exception of certain loans. The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 80% of the appraised value on one- to four-family residential property and will loan up to an additional 15% with private mortgage insurance for the loan amount above the 80% level. For commercial real estate and other residential real property loans, Great Southern generally loans up to a maximum of 75% of the appraised value. The origination of loans secured by other property are considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.

Historically, Great Southern primarily made long-term, fixed-rate real estate loans that it retained in its loan portfolio. Substantially all of the fixed-rate loans in Great Southern's portfolio were originated by Great Southern prior to 1980. Great Southern has since the early 1980's increased its efforts to originate short-term and adjustable-rate loans. Substantially all of the adjustable-rate mortgage loans originated by Great Southern are held for its own portfolio. As a result, adjustable-rate real estate loans as a percentage of Great Southern's total loan portfolio increased from 71% at June 30, 1992, to 81% at June 30, 1996. See the discussion on interest rate sensitivity in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Stockholders, which portions are incorporated herein by reference.

During the fiscal years 1993 and 1994, Great Southern experienced increased levels of adjustable-rate residential loans refinancing into fixed-rate residential loans, as well as stronger competition in the residential lending market. As a result of the shift in loan demand to fixed-rate residential loans, which the Bank does not retain in its portfolio, Great Southern increased its originations of commercial real estate loans to help maintain the desired size of the loan portfolio as well as the overall Company size and profit levels. During the last half of fiscal 1994 and during fiscal 1995, Great Southern experienced an increase in levels of adjustable-rate residential lending and a decrease in levels of fixed-rate residential lending as a result of increasing interest rates. Then in fiscal 1996, Great Southern experienced an increase in levels of fixed-rate residential lending and a decrease in levels of adjustable-rate residential lending as a result of leveling or slightly declining interest rates. Great Southern will continue to place strong emphasis on the origination of one- to four-family residential loans subject to market conditions.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $100,000 ($203,450 in the case of fixed-rate one-to four-family residential loans for resale) must be approved by Great Southern's loan committee, comprised of the President of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

Loan Portfolio Composition

The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles and is qualified by reference to financial statements and the notes thereto.

                                                                        June 30,
                                 -----------------------------------------------------------------------------------
                                       1996             1995              1994             1993             1992
                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                  Amount    %      Amount     %      Amount    %      Amount    %      Amount    %
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
                                                              (Dollars in thousands)
Real Estate Loans:
  Residential
    One- to four- family         $249,348  42.5%  $243,771  43.5%  $203,157  40.9%  $205,980  43.5%  $199,563  54.7%
    Other Residential              81,191  13.8     77,744  13.9     65,906  13.2     45,413   9.6     34,332   9.4
  Commercial                      172,478  29.4    133,244  23.8    105,977  21.3     93,318  19.7     70,303  19.3
  Residential Construction:
    One- to four-family            13,455   2.3     13,319   2.4     18,338   3.7     17,433   3.7     10,223   2.8
    Other residential              13,533   2.3     23,804   4.2     37,588   7.6     38,675   8.2     10,552   2.9
  Commercial construction          16,518   2.8     27,273   4.9     30,894   6.2     41,798   8.8     11,194   3.1
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
    Total real estate loans       546,523  93.1    519,155  92.7    461,860  92.9    442,617  93.5    336,167  92.2
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
Other Loans:
  Consumer loans:
    Guaranteed student loans       11,256   1.9     11,822   2.1      9,445   1.9      6,692   1.4      4,482   1.2
    Automobile                      6,062   1.1      5,651   1.0      4,814   1.0      2,777   0.6      2,662   0.7
    Home equity and improvement     3,688   0.6      3,518   0.6      2,618   0.5      3,192   0.7      3,096   0.9
    Other                           5,921   1.0      5,272   1.0      4,513   0.9      3,681   0.8      3,479   1.0
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total Consumer loans         26,927   4.6     26,263   4.7     21,390   4.3     16,342   3.5     13,719   3.8
  Commercial business loans        13,737   2.3     14,515   2.6     13,907   2.8     14,162   3.0     14,613   4.0
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
        Total other loans          40,664   6.9     40,778   7.3     35,297   7.1     30,504   6.5     28,332   7.8
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
           Total loans            587,187 100.0%   559,933 100.0%   497,157 100.0%   473,121 100.0%   364,499 100.0%
                                          =====            =====            =====            =====
Less:
  Loans in process                 22,383           22,316           35,739           38,879            3,722
  Deferred fees and discounts       3,689            3,761            4,032            4,125            2,732
  Allowance for loan losses        14,356           14,601           13,636           10,590            6,029
                                  -------          -------          -------          -------          -------
Total loans receivable, net      $546,759         $519,255         $443,750         $419,527         $352,016
                                  =======          =======          =======          =======          =======

The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                        June 30,
                                 -----------------------------------------------------------------------------------
                                       1996             1995              1994             1993             1992
                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                  Amount    %      Amount     %      Amount    %      Amount    %      Amount    %
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
                                                              (Dollars in thousands)
Fixed-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family       $ 13,212   2.2%  $ 14,260   2.5%  $ 15,488   3.1%  $ 25,231   5.3%  $ 28,742   7.9%
      Other Residential            34,413   5.9     32,515   5.8     30,250   6.1     21,233   4.5     15,734   4.3
    Commercial                     25,374   4.3     12,774   2.3     14,438   2.9     25,314   5.4     32,680   9.0
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total real estate loans      72,999  12.4     59,549  10.6     60,176  12.1     71,778  15.2     77,156  21.2
    Consumer loans                 12,844   2.2     11,706   2.1      9,282   1.8      6,260   1.3      5,944   1.6
    Commercial business loans         415   0.1        994   0.2        864   0.2        522   0.1      1,620   0.4
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total fixed-rate loans       86,258  14.7     72,249  12.9     70,322  14.1     78,560  16.6     84,720  23.2
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
Adjustable-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family        236,136  40.2    229,510  41.0    187,670  37.7    180,749  38.2   $170,821  46.9
      Other Residential            46,778   8.0     45,228   8.1     37,675   7.6     24,180   5.1     18,598   5.1
    Commercial                    147,104  25.0    120,470  21.5     91,689  18.4     68,004  14.4     37,623  10.3
    Residential construction:
      One- to four-family          13,455   2.3     13,319   2.4     18,338   3.7     17,433   3.7     10,223   2.8
      Other residential            13,533   2.3     23,804   4.2     35,568   7.2     38,675   8.2     10,552   2.9
    Commercial construction        16,518   2.8     27,273   4.9     30,744   6.2     41,798   8.8     11,194   3.1
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total real estate loans     473,524  80.6    459,604  82.1    401,684  80.8    370,839  78.4    259,011  71.1
    Consumer loans                 14,083   2.4     14,559   2.6     12,108   2.5     10,082   2.1      7,775   2.1
    Commercial business loans      13,322   2.3     13,521   2.4     13,043   2.6     13,640   2.9     12,993   3.6
                                  ------  -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total adjustable-rate loans 500,929  85.3    487,684  87.1    426,835  85.9    394,561  83.4    279,779  76.8
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
        Total loans               587,187 100.0%   559,933 100.0%   497,157 100.0%   473,121 100.0%   364,499 100.0%
                                          =====            =====            =====            =====            =====
Less:
    Loans in process               22,383           22,316           35,739           38,879            3,722
    Deferred fees and discounts     3,689            3,761            4,032            4,125            2,732
    Allowance for loan losses      14,356           14,601           13,636           10,590            6,029
                                  -------          -------          -------          -------          -------
  Total loans receivable, net    $546,759         $519,255         $443,750         $419,527         $352,016
                                  =======          =======          =======          =======          =======


The following schedule illustrates the contractual maturities of the Bank's loan portfolio at June 30, 1996. Loans which have adjustable interest rates are shown as maturing in the period during which the loan is contractually due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The table is based on information prepared in accordance with generally accepted accounting principles.

                                          Other Residential
                  One- to Four-Family       and Other            Commercial and
                    Residential Real        Residential            Commercial        One- to Four-Family
                    Estate Loans            Construction           Construction        Construction
 Due During                  Weighted              Weighted              Weighted               Weighted
 Years Ended                  Average               Average               Average                Average
 June 30,            Amount    Rate         Amount    Rate         Amount   Rate         Amount   Rate
                                                    (Dollars in thousands)
1997(1)            $  7,682    9.31%      $ 21,534    8.97%      $ 48,130   9.47%       $13,455   9.33%
1998                    545    8.80          6,648    8.99         17,526   9.66             --   0.00
1999                  1,204    9.03          7,766    8.61         22,771   9.49             --   0.00
2000 and 2001         1,780    8.71         16,591    8.70         54,029   9.43             --   0.00
2002 to 2006         10,974    8.34          4,059    8.88         21,014   9.71             --   0.00
2007 to 2011         30,529    7.98         22,801    9.37         13,864   9.45             --   0.00
2012 to 2022         77,281    8.03         15,328    8.56         11,647   8.98             --   0.00
2023 and Following  119,353    7.51             --      --             15   8.62             --   0.00
                    -------                -------                -------                ------
                   $249,348               $ 94,724               $188,996               $13,455
                    =======                =======                =======                ======


                                                Commercial
                          Consumer               Business                 Total (2)
 Due During                   Weighted                Weighted                 Weighted
 Years Ended                   Average                 Average                  Average
 June 30,             Amount    Rate        Amount      Rate           Amount    Rate
                                         (Dollars in thousands)
1997 (1)            $  9,310    8.29%     $  8,733      9.67%        $108,844   10.31%
1998                   4,483    9.19         1,927      9.91           31,126    9.85
1999                   3,573    9.29           977      8.98           36,291    9.99
2000 and 2001          6,030    9.76           898      9.88           79,328    9.92
2002 to 2006           3,531    9.44         1,020      9.95           40,598    9.40
2007 to 2011              --    0.00           182     10.50           67,376    8.83
2012 to 2022              --    0.00            --      0.00          104,256    8.21
2023 and Following        --    0.00            --      0.00          119,368    7.05
                      ------                ------                    -------
                     $26,927               $13,737                   $587,187
                      ======                ======                    =======

_____________________________
  (1) Includes demand loans, loans having no stated maturity and overdraft loans.
  (2) Of the $478 million of loans due after June 30, 1997, $70 million, or 15%, have fixed rates of interest and $408 million, or 85%, have adjustable rates of interest.

Lending Activities-Environmental Issues

Loans secured with real property, whether commercial, residential or other, may have a material, negative effect on the financial position and results of operation of the lender if the collateral is environmentally contaminated. The effect can be a result of, but is not necessarily limited to, liability for the cost of cleaning up the contamination imposed on the lender by certain federal and state laws, a reduction in the borrower's ability to pay because of the liability imposed upon it for any clean up costs, a reduction in the value of the collateral because of the presence of contamination or a subordination of security interests in the collateral to a super priority lien securing the clean up costs by certain state laws.

Management of the Bank is aware of the risk that the Bank may be negatively affected by environmentally contaminated collateral and attempts to control such risk through commercially reasonable methods, consistent with guidelines arising from applicable government or regulatory rules and regulations, and to a more limited extent publications of the lending industry. Management currently is unaware (without, in many circumstances specific inquiry or investigation of existing collateral, some of which was accepted as collateral before risk controlling measures were implemented) of any environmental contamination of real property securing loans in the Bank's portfolio that would subject the Bank to any material risk. No assurance can be made, however, that the Bank will not be adversely affected by environmental contamination.

Lending Activities - Residential Real Estate Lending

At June 30, 1996 and 1995, loans secured by residential real estate totaled $331 million and $322 million, respectively, and represented approximately 56% and 57%, respectively, of the Bank's total loan portfolio. In fiscal 1996 and 1995, Great Southern originated $55 million and $77 million, respectively, of adjustable-rate mortgages. Fixed-rate mortgages are originated at interest rates and on terms agreed to by investors in the secondary market (generally the FHLMC or Fleet Mortgage Corp.) and promptly sold, primarily with servicing released (primarily with servicing retained prior to fiscal 1996) and without recourse, in order to generate fee income and reduce the Bank's exposure to changes in interest rates. In fiscal year 1996 and 1995, Great Southern originated $34.9 million and $8.9 million, respectively, of fixed-rate loans and sold $36.6 million and $8.7 million, respectively, into the secondary market.

The Bank currently is originating adjustable-rate residential mortgage loans primarily with one-year adjustment periods. Rate adjustments are based upon changes in prevailing rates for one-year U.S. Treasury securities, and are generally limited to 2% maximum annual adjustments as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty.

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans or which are tied to other short-term market indices. These loans were originated prior to the standardization of adjustable-rate loan product criteria by large secondary market purchasers. Due to the unseasoned nature of adjustable-rate mortgage loans in the industry (i.e., such loans have not been subject to an interest rate environment which causes them to adjust to the maximum), such loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Further, the adjustable-rate mortgages offered by Great Southern, as well as by many other financial institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate. The Bank has not experienced an increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment in recent years.

In underwriting one- to four-family residential real estate loans, Great Southern evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. It is Great Southern's policy that all loans in excess of 80% of the appraised value of the property be insured by a private mortgage insurance company approved by Great Southern for the amount of the loan in excess of 80% of the appraised value. In addition, Great Southern requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. In the case of fixed-rate loans, the Bank generally enforces these due on sale clauses to the extent permitted by law.

Lending Activities-Commercial Real Estate and Construction Lending

Commercial real estate lending has traditionally been a part of Great Southern's business activities. Beginning in fiscal 1986, Great Southern expanded its commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Starting early in fiscal 1988, Great Southern reduced its originations of commercial real estate loans due to the lower spreads available and the Bank's increased levels of problem loans in this area. In addition, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") further limited the Bank's commercial real estate lending, due to limits imposed on the amounts and types of loans the Bank would be permitted to originate. See "Regulation". Starting in fiscal 1992, Great Southern increased its originations of commercial real estate and commercial business loans.

  Great Southern expects to continue to maintain the current percentage of commercial real estate and commercial business loans in its total loan portfolio by originating loans secured by commercial real estate and other commercial business assets, subject to commercial real estate and other market conditions and to applicable regulatory restrictions. See "Regulation" and "- Qualified Thrift Lender Test" below.

At June 30, 1996 and 1995, loans secured by commercial real estate totaled $172 million and $133 million, respectively, or approximately 29.4% and 23.8%, respectively, of the Bank's total loan portfolio. At June 30, 1996 and 1995, construction loans secured by projects under construction and the land on which the projects are located aggregated $43.5 million and $64.4 million, respectively, or 7.4% and 11.5%, respectively, of the Bank's total loan portfolio. Substantially all of the Bank's commercial real estate loans have been originated with adjustable rates of interest, a majority of which are tied to the Bank's prime rate.
At the date of origination, the amounts of the loan commitments with respect to substantially all of these loans did not exceed 75% of the appraised value of the properties securing the loans.

The Bank's construction loans generally have terms of one year or less. The construction loan agreements for one- to four-family and other residential projects generally provide that principal payments are required as individual condominium units or single family houses are built and sold to a third party in order that the remaining loan balance as a proportion to the value of the remaining security does not increase. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request. Normally, Great Southern's construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a takeout obligation (i.e., with a commitment to provide permanent financing) by a third party.

The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans.
At June 30, 1996, 58 of the Bank's commercial real estate and construction loans had net principal balances in excess of $1.0 million, with the largest being $6.2 million. The aggregate net principal balance of all such loans having net principal balances in excess of $1.0 million was $105 million at that date. Current law subjects savings associations to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at June 30, 1996, this limit was approximately $10.5 million. See "Regulation" At June 30, 1996 the Bank was in compliance with the loans to one borrower limit.

The table below sets forth, by type of security property, the number and amount of Great Southern's commercial real estate and construction loans at June 30, 1996. The amounts shown do not reflect allowances for losses. See "- Classified Assets" and "- Loan Delinquencies and Defaults" for a discussion of the Bank's largest non-performing assets and items of concern. The table is based on information prepared in accordance with generally accepted accounting principles.

                                               Number     Original    Outstanding                  Amount
                                                 of         Loan       Principal   Undisbursed      Non-
                                               Loans     Commitment     Balance       Amount     Performing
                                               -----     ----------   -----------  ------------  ----------
                                                                       (Dollars in thousands)
Commercial Real Estate Loans
  Hotels/Motels                                  44        $ 50,894      $ 43,136     $   131      $   --
  Medical and long term care                     24          22,026        21,564           4          --
  Golf courses and recreational                  30          25,962        22,819       3,506          --
  Shopping centers                               48          19,519        17,772          --          --
  Commercial land development                   104          44,802        23,334         238          --
  Office buildings                               48          23,292        18,694         231          --
  Industrial real estate                         33           8,919         7,300          97          --
  Restaurants                                    35          14,431        12,832         144       1,407
  Other                                          39           6,669         5,027         747          --
                                                ---         -------       -------       -----       -----
    Total commercial real estate loans          405         216,514       172,478       5,098       1,407
                                                ---         -------       -------       -----       -----
Construction Loans
  One- to four-family residential               130          13,455         6,682       6,064         121
  Other residential                               8          13,533         9,789       3,744          --
  Commercial real estate:
    Hotels/Motels                                 7           7,164         3,953       3,210          --
    Commercial land development                  15           3,518         3,036         482         851
    Restaurants                                   2           2,650         1,422       1,228          --
    Office buildings                              1           1,412            --       1,412          --
    Medical and long term care                    1             725             8         717          --
    Other                                        10           1,759         1,331         428          --
                                                ---         -------       -------      ------       -----
      Total construction loans                  174          44,216        26,221      17,285         972
                                                ---         -------       -------      ------       -----
        Total                                   579        $260,730      $198,699     $22,383      $2,379
                                                ===         =======       =======      ======       =====

Commercial real estate and construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, commercial real estate and construction loans are generally made with adjustable rates of interest or, if made on a fixed-rate basis, for relatively short terms. Nevertheless, commercial real estate lending entails significant additional risks as compared with residential mortgage lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and generally involve lower loan-to-value ratios. In addition, the payment experience on loans secured by commercial properties is typically dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally.

Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. See also the discussion under the headings "- Classified Assets" and "- Loan Delinquencies and Defaults" below.

Lending Activities - Commercial Business Lending

Great Southern is authorized to make secured or unsecured loans for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities up to a maximum of 10% of the institution's assets. At June 30, 1996 and 1995, respectively, Great Southern had $13.7 million and $14.5 million in commercial business loans outstanding, or 2.3% and 2.6%, respectively, of the Bank's total loan portfolio. The largest amount of commercial business loans outstanding to any one borrower or group of affiliated borrowers at June 30, 1996, had a principal balance of $1.7 million. Great Southern's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

The following table sets forth information regarding the number and amount of the Bank's commercial business loans as of June 30, 1996. The amounts shown do not reflect allowances for losses. See "- Classified Assets" and "- Loan Delinquencies and Defaults" for a discussion of the Bank's largest non-performing assets and related items. The table is based on information prepared in accordance with generally accepted accounting principles.

                                          Outstanding  Amount
                                  Number   Principal    Non-
                                 of Loans   Balance   Performing
                                 -------- ----------- ----------
                                         (Dollars in thousands)
Secured Loans:
  Accounts receivable,
    inventory and equipment          78     $ 7,942      $ 144
  Stocks and bonds                   25       2,636         --
  Deposit accounts and
    promissory notes                 26       1,630         --
  Other                               8         642        600
                                    ---      ------        ---
    Total secured loans             137      12,850        744
Unsecured Loans                      23         887         --
                                    ---      ------        ---
  Total Commercial Business Loans   160     $13,737       $744
                                    ===      ======        ===



Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At June 30, 1996, approximately $876,000 in principal balance of commercial business loans, or 0.15%, of Great Southern's total loan portfolio was 30 days or more delinquent.

The Bank's management recognizes the generally increased risks associated with commercial business lending. Great Southern's commercial business lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. The majority of Great Southern's commercial business loans have been to borrowers in southwestern and central Missouri. Great Southern intends to continue its commercial business lending in this geographic area.

As part of its commercial business lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year.
At June 30, 1996, Great Southern had 34 letters of credit outstanding in the aggregate amount of $8.9 million. Approximately 99% of the aggregate amount of these letters of credit were secured, including one $8.2 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

Lending Activities - Consumer Lending

Great Southern management views consumer lending as an important component of its business strategy. Specifically, consumer loans generally have short terms to maturity, adjustable rates or both, thus reducing Great Southern's exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $26.9 million and $26.3 million at June 30, 1996 and 1995, respectively, or 4.6% and 4.7%, respectively, of the Bank's total loan portfolio.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Student loans are underwritten in compliance with the regulations of the US Department of Education for the Federal Family Education Loan Programs (FFELP). The FFELP loans are administered and guaranteed by the Missouri Coordinating Board for Higher Education as long as the Bank complies with the regulations. The Bank has contracted with the Missouri Higher Education Loan Authority (the "MOHELA") to originate and service these loans and to purchase these loans during the grace period immediately prior to the loans beginning their repayment period. This repayment period is generally at the time the student graduates or does not maintain the required hours of enrollment.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

Applicable laws and regulations permit institutions to make secured and unsecured consumer loans (which, together with any commercial paper or corporate debt securities held by the Bank as permitted by the OTS, may not exceed a maximum of 35% of the institution's assets). Loans in excess of 30% of the assets may be invested only in loans which are made by the institution directly to the original obligor and with respect to which the institution does not pay any finder, referral or other fee, directly or indirectly, to any third party.

Originations, Purchases, Sales and Servicing of Loans

The Bank originates loans through internal loan production personnel located in the Bank's main bank and branch offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The table below shows the dollar volume of loan originations for the periods indicated. For the fiscal years ended June 30, 1996, 1995 and 1994, the table reflects approximately $31.5 million, $7.5 million, and $27 million of loans refinanced which were previously included in the loan portfolio or were loans owned by investors and serviced by the Bank. Due to the high level of adjustable-rate loans refinanced into fixed-rate loans and the higher fixed-rate loans refinanced into lower fixed-rates, management has included the refinanced amounts in the origination table to more accurately reflect the amount of originations and sales during all fiscal years except June 30, 1992.

During the fiscal year ended June 30, 1996 the Bank originated $189 million adjustable-rate loans and $52 million fixed-rate loans compared to $195 million adjustable-rate loans and $30 million fixed-rate loans during the fiscal year ended June 30, 1995. Management does not expect the high growth of originations experienced during the past four years to continue. However, as long as the lower interest rate environment continues, there is a higher level of financing and refinancing expected than would exist in a higher rate environment.

Great Southern also purchases whole real estate loans and participation interests in real estate loans from the FHLMC as well as private investors, such as other thrift institutions, banks and life insurance companies. Great Southern may limit its ability to control its credit risk when it purchases participations in such loans. The terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower or information about the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

In fiscal 1996, 1995 and 1994, there were no loan purchases by the Bank. In fiscal 1993, the Bank purchased 2 loans from another financial institution, totaling $2.4 million in total principal balance, secured by commercial real estate. In fiscal 1992, the Bank purchased 26 loans from the Resolution Trust Corporation, totaling $16.9 million in total principal balance, secured mainly by other residential real estate and commercial real estate. At June 30, 1996 and 1995, approximately $12.5 million, or 2.1% and $14.8 million, or 2.6%, respectively, of the Bank's total loan portfolio consisted of purchased loans.

Great Southern also sells whole real estate loans and participation interests in real estate loans to the FHLMC as well as private investors, such as other thrifts, banks and life insurance companies. These loans and loan participations are generally sold without recourse and for cash in amounts equal to the unpaid principal amount of the loans or loan participations determined using present value yields to the buyer, that generally produce gains to the Bank upon sale and allow a margin for servicing income. Loan participations are generally sold with Great Southern retaining control of the administration of the loan. The Bank sold whole real estate loans and loan participations in aggregate amounts of $36.6 million, $8.7 million and $53.5 million during the years ended June 30, 1996, 1995 and 1994, respectively. Sales of whole real estate loans and participations in real estate loans generally can be beneficial to the Bank since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments, and increase liquidity.

Great Southern also sells guaranteed student loans to the MOHELA at the time the borrower is scheduled to begin making repayments on the loans. In the past, these loans were generally sold with limited recourse and for cash in amounts equal to the unpaid principal amount of the loans. Beginning in July 1995, Great Southern re-negotiated its agreement with the MOHELA and these loans will generally be sold with limited recourse and for cash in amounts equal to the unpaid principal amount of the loans and a transfer fee based on average borrower indebtedness. The fee is based on a sliding scale with a higher fee paid for a higher average borrower indebtedness and a lower fee paid for a lower average borrower indebtedness. The Bank sold guaranteed student loans in aggregate amounts of $8.6 million, $5.0 million and $3.9 million during the years ended June 30, 1996, 1995 and 1994, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank did beginning in fiscal 1996, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended June 30, 1996, 1995 and 1994 were $540,000 $91,300 and $565,000, respectively.

Prior to fiscal 1996, when whole real estate loans were sold, the Bank typically retained the responsibility for servicing the loans. The Bank receives a servicing fee for performing these services. The Bank had the servicing rights for approximately $80 million, $88.3 million and $94.8 million at June 30, 1996, 1995 and 1994, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended June 30, 1996, 1995 and 1994 of $316,000, $347,000 and $338,000,
respectively. When guaranteed student loans are sold, the Bank typically releases the responsibility for servicing the loans to the MOHELA.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $487,000, $470,000 and $566,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this issue see Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.


The table on the following page shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                        Year Ended June 30,
                                                     ---------------------------------------------------------
                                                        1996        1995        1994        1993        1992
                                                     ---------   ---------   ---------   ---------   ---------
                                                                     (Dollars in thousands)
Loans Originated:
  Adjustable-Rate Loans:
    Real Estate:
      One- to four-family residential                $  54,699   $  76,753   $  53,077   $  51,912   $  31,968
      Other Residential                                 28,977      27,324      38,315      47,597      10,734
      Commercial                                        70,812      49,473      38,141      68,677      14,832
      Construction                                      20,237      21,253      28,524      22,645       4,153
    Non-real Estate:
      Consumer loans                                     8,383       7,848       8,519       6,744       6,113
      Commercial business loans                          9,742      12,741       6,044       7,228       9,653
                                                       -------     -------     -------      ------      ------
        Total adjustable-rate                          192,850     195,392     155,582     204,803      77,453
                                                       -------     -------     -------      ------      ------
  Fixed-Rate Loans:
    Real Estate:
      One- to four-family residential                   34,855       8,927      49,288      44,554      20,911
      Other Residential                                  5,499           0       7,044       3,692       7,403
      Commercial                                         1,787       2,031       3,787       3,595       4,273
    Non-real Estate:
      Consumer loans                                     9,863      10,112       8,944       3,923       2,647
      Commercial business loans                             92       9,039       2,295         199         347
                                                       -------     -------     -------     -------      ------
        Total fixed-rate                                52,096      30,109      71,358      55,963      35,581
                                                       -------     -------     -------     -------      ------
Total loans originated                                 244,946     225,501     243,978     260,766     113,034

Loans Purchased:
  Real Estate loans (1)                                      0           0           0       2,395      16,883
                                                       -------     -------     -------     -------      ------
    Total additions                                    244,946     225,501     243,978     263,161     129,917
                                                       -------     -------     -------     -------      ------
Loans Sold:
  Real Estate loans (2)                                 36,643       8,686      53,544      40,487      20,072
  Consumer loans (3)                                     8,566       5,036       3,887       2,289       1,761
                                                       -------     -------     -------     -------     -------
    Total sales                                         45,209      13,722      57,431      42,776      21,833
Principal repayments                                   169,658     143,020     160,206     113,156      57,428
Decrease (increase) other items, net                     2,825       5,983       2,306      (1,393)     29,829
                                                       -------     -------     -------     -------      ------
  Total reductions                                     217,692     162,725     219,943     154,539     109,090
                                                       -------     -------     -------     -------      ------
Net increase                                         $  27,254   $  62,776   $  24,035    $108,622   $  20,827
                                                       =======     =======     =======     =======      ======

(1)  Substantially all of the loans for June 30, 1992 are multifamily residential or health care loans.
Substantially all of the loans for June 30, 1993 are commercial real estate loans.
(2)  Substantially all of  these loans are fixed-rate, one- to four-family residential loans.
(3)  Substantially all of these loans are guaranteed student loans where the borrowers graduated and the loans were sold prior to the beginning of repayment.

Allowance for Losses on Loans and Foreclosed Assets

Management periodically reviews Great Southern's allowance for loan losses, considering numerous factors, including, but not necessarily limited to, general economic conditions, loan portfolio composition, prior loss experience, and independent appraisals. Further allowances are established when management determines that the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of the acquisition and sale or when management determines a borrower of an unsecured loan will be unable to make full repayment. Allowances for estimated losses on foreclosed assets (real estate and other assets acquired through foreclosure) are charged to expense, when, in the opinion of management, any significant and permanent decline in the market value of the underlying collateral reduces such market value to less than the carrying value of the asset.

The Bank has increased its lending in the Branson Lakes area during recent years primarily due to the substantial growth in the area. While management believes the loans it has funded have been originated pursuant to sound underwriting standards, and individually have no unusual credit risk, the short period of time in which the Branson Lakes area has grown and the lower than expected increase in tourists visiting the area during recent years causes some concern as to the credit risk associated with the Branson Lakes area as a whole. Due to this concern and the overall growth of the commercial real estate and other residential real estate loan portfolios, management provided increased levels of loan loss allowances in recent years.

The allowances for losses on loans and foreclosed assets are maintained at an amount management considers adequate to provide for potential losses. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances for losses on loans and foreclosed assets may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At June 30, 1996 and 1995, Great Southern had an allowance for losses on loans and foreclosed assets of $15.4 million and $15.5 million, respectively, of which $1.6 million and $2.0 million, respectively, had been allocated as an allowance for specific loans, $1.1 million and $900,000, respectively, had been allocated for foreclosed assets and $800,000 and $0, respectively, had been allocated for impaired loans. The allowances are discussed further in Notes 3 and 4 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                 Year Ended June 30,
                                            -----------------------------------------------------------
                                              1996         1995         1994         1993         1992
                                            -------      -------      -------      -------      -------
                                                              (Dollars in thousands)
Balance at beginning of period              $14,601      $13,636      $10,590      $ 6,029      $ 4,732
                                             ------       ------       ------       ------       ------
Charge-offs:
  One- to four-family residential               189           13           85          189          189
  Other residential                           1,072          474          101           25            0
  Commercial real estate                        509          227           33           70        1,582
  Consumer                                      198           48           33           28          272
  Commercial business                            25          120           32          106           18
                                             ------       ------       ------       ------       ------
    Total charge-offs                         1,993          882          284          418        2,061
                                             ------       ------       ------       ------       ------
Recoveries:
  One- to four-family residential                33            0            8            0           13
  Commercial real estate                        136          442          181          183          142
  Consumer                                       48           22           59           53           74
  Commercial business                            80           64           57           66          272
                                             ------       ------       ------       ------       ------
    Total recoveries                            297          528          307          302          501
                                             ------       ------       ------       ------       ------
Net charge-offs (recoveries)                  1,696          354          (23)         116        1,560
Provision for losses on loans
        (charged to expense)                  1,451        1,319        3,023        4,677        2,857
                                             ------       ------       ------       ------       ------
Balance at end of period                    $14,356      $14,601      $13,636      $10,590      $ 6,029
                                             ======       ======       ======       ======       ======
Ratio of net charge-offs to
        average loans outstanding             0.32%        0.07%       (0.01%)       0.03%        0.46%
                                              ====         ====         ====         ====         ====

The allowance for losses on loans at the date indicated is summarized as follows.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                    June 30,
                     -----------------------------------------------------------------------------------------
                          1996              1995             1994               1993               1992
                     ----------------  ----------------  ----------------  -----------------  ----------------
                               % of              % of              % of              % of               % of
                              Loans to          Loans to          Loans to          Loans to          Loans to
                               Total             Total             Total             Total             Total
                      Amount   Loans    Amount   Loans    Amount   Loans   Amount    Loans    Amount   Loans
                     -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                      (Dollars in thousands)
One- to four-family
  residential and
  construction       $   757   44.8%   $   670   45.9%   $   363   44.6%   $   320   47.2%    $  104   57.5%
Other residential
  and construction       503   16.1        480    8.1        668   20.8        557   17.8        121   12.3
Commercial real estate
  and construction
  and commercial
    business           7,875   34.5      7,596   31.3      7,394   30.3      3,995   31.5      1,901   26.4
Consumer                 488    4.6        546    4.7        414    4.3        359    3.5        411    3.8
Unallocated            4,733    0.0      5,309    0.0      4,797    0.0      5,359    0.0      3,492    0.0
                      ------  -----     ------  -----     ------  -----      -----  -----      -----  -----
    Total            $14,356  100.0%   $14,601  100.0%   $13,636  100.0%   $10,590  100.0%    $6,029  100.0%
                      ======  =====     ======  =====     ======  =====      =====  =====      =====  =====


Loan Delinquencies and Defaults

When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a delinquent notice is sent to the borrower. Additional written contacts are made with the borrower 45 and 60 days after the due date. If the delinquency continues for a period of 65 days, the Bank usually institutes appropriate action to foreclose on the collateral. The actual time it takes to foreclose on the collateral varies depending on the particular circumstances and the applicable governing law. If foreclosed, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is five days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by the Bank that it would be beneficial from a cost basis.

Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The Senior Vice President in charge of commercial lending also works with the commercial loan officers to see that necessary steps are taken to collect such delinquent loans. In addition, the Bank has a Problem Loan Committee which meets at least monthly which reviews all commercial loans 30 days or more delinquent as well as other loans not 30 days delinquent which management feels may present possible collection problems. If an acceptable work out of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

Delinquent loans at June 30, 1996 were $12.1 million compared to $11.7 million at June 30, 1995. This increase is mainly attributable to an increase in the 60-89 day and 90 days and over delinquent categories offset by a decrease in the 30-59 day category. The increase in total delinquencies mainly occurred in the one- to four-family real estate and other residential real estate, offset by a decrease in the commercial real estate. For loans that Great Southern is servicing, the owners generally prescribe the collection procedures. Great Southern may act on the owners behalf in the collection process.

The table on the following page sets forth information concerning delinquent mortgage and other loans held in the Bank's portfolio at June 30, 1996, as well as comparative information for June 30, 1995, in dollar amount and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts which are overdue. For related information, see the discussion under the heading "- Allowance for Losses on Loans and Foreclosed Assets" above. The table is based on information prepared in accordance with generally accepted accounting principles.

                                 Loans Delinquent for
                            ---------------------------------------
                                                 90 Days   Total
                             30-59      60-89      and   Delinquent
                              Days       Days     Over     Loans
                            -------    -------   ------- ----------
                                     (Dollars in thousands)
One- to four-family
   residential real estate:
      Number of loans            23        15        15         53
      Amount                 $1,665    $1,437    $1,195    $ 4,297
      Percent                  0.28%     0.25%     0.20%      0.73%
Other residential:
      Number of loans             1         1         2          4
      Amount                 $  675    $  259    $  934    $ 1,868
      Percent                  0.12%     0.04%     0.16%      0.32%
Commercial real estate:
      Number of loans             2         5         4         11
      Amount                 $  238    $1,839    $1,407    $ 3,484
      Percent                  0.04%     0.31%     0.24%      0.59%
Construction:
      Number of loans             1         2         3          6
      Amount                 $   11    $   30    $  972     $1,013
      Percent                  0.00%     0.01%     0.16%      0.17%
Consumer:
      Number of loans            73        30        59        162
      Amount                 $  235    $   76    $  202    $   513
      Percent                  0.04%     0.01%     0.04%      0.09%
Commercial business:
      Number of loans             2         3         5         10
      Amount                 $  106    $   26    $  744    $   876
      Percent                  0.02%     0.00%     0.13%      0.15%
Total June 30, 1996:
      Number of loans           102        56        88        246
      Amount                 $2,930    $3,667    $5,454    $12,051
      Percent                  0.50%     0.62%     0.93%      2.05%

Total June 30, 1995:
      Number of loans           102        29        95        226
      Amount                 $7,144    $1,476    $3,065    $11,685
      Percent                  1.28%     0.26%     0.55%      2.09%

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off-balance sheet items classified at June 30, 1996. The Bank's significant classified assets are discussed individually below.

                                                                        Total      Allowance
            Asset Category        Substandard   Doubtful     Loss    Classified   for Losses
        -----------------------   -----------   --------     ----    ----------   ----------
                                                  (Dollars in thousands)
        Loans and off-balance
          sheet risks               $10,037      $    0      $142      $10,179      $14,356
        Foreclosed assets            10,755           0         0       10,755        1,086
                                     ------       -----       ---       ------       ------
            Total                   $20,792      $    0      $142      $20,934      $15,442
                                     ======       =====       ===       ======       ======

The table below sets forth the amounts and categories of non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank's loan portfolio at the times indicated. Loans are placed on non-accrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful. For all years presented, the Bank has not had any (i) accruing loans delinquent more than 90 days or (ii) troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. It has been the Bank's practice to sell its foreclosed assets to new borrowers and originate loans with higher loan-to-value ratios than those generally required for the Bank's one- to four-family residential loans. Starting in fiscal 1993, the Bank adopted a policy of presenting such loans in the non-performing assets category until sufficient payments of principal and interest are received or the loan has a 90% loan-to-value ratio. Substantially all of the loans presented in this category are performing and the Bank is accounting for the interest on these loans on the accrual method.

                                                                       June 30,
                                               -------------------------------------------------------
                                                 1996        1995        1994        1993        1992
                                               -------     -------     -------     -------     -------
                                                                 (Dollars in thousands)
Non-accruing loans:
  One- to four-family residential              $ 1,195     $   149     $   341     $   739     $ 1,212
  Other residential                                934          --         200         198         202
  Commercial real estate                         1,407       2,004       4,500         766       2,928
  One- to four-family construction                 121          --          --          99          --
  Consumer                                         202         260         195          52          44
  Commercial business                              744         652         786          64         220
  Commercial construction                          851          --          --          --          --
                                                ------      ------      ------      ------      ------
    Total non-accruing loans                     5,454       3,065       6,022       1,918       4,606
Loans in connection with sales of
  foreclosed assets                                453         775       1,321       2,541          --
                                                ------      ------      ------      ------      ------
    Total non-performing loans                   5,907       3,840       7,343       4,459       4,606
                                                ------      ------      ------      ------      ------
Foreclosed assets:
  One- to four-family residential                  517         695       1,440         650         921
  Other residential                              7,121       3,359       1,709         198          --
  Commercial real estate                         3,309       4,878       6,180       9,451      12,582
  Construction                                      --          --          --          --          --
  Commercial business                               --          --          --          --          --
                                                ------      ------      ------      ------      ------
    Total foreclosed assets                     10,947       8,932       7,620      10,101      13,503
                                                ------      ------      ------      ------      ------
Total non-performing assets                    $16,854     $12,772     $14,963     $14,560     $18,109
                                                ======      ======      ======      ======      ======
Total non-performing assets as a
      percentage of average total assets          2.45%       2.18%       2.83%       3.04%       3.89%
                                                  ====        ====        ====        ====        ====

For fiscal 1996 and 1995, approximately $135,000 and $185,000, respectfully, was included in interest income with respect to the above non-accruing loans. If the loans had been current in accordance with their original loan terms, interest income for fiscal 1996 and 1995 of approximately $444,000 and $735,000, respectfully, would have been recorded with respect to the above non-accruing loans. In addition, there was one loan that is being accounted for under the cost recovery method that has no principal balance which interest income of $604,000 and $19,000 was received and reported in fiscal 1996 and 1995, respectively.

The level of non-performing assets are primarily attributable to the Bank's commercial real estate, other residential, construction and commercial business lending activities. These activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in fiscal 1996, and at a rate less than that of the Bank's commercial lending portfolio in fiscal 1992, 1993, 1994 and 1995. For a discussion of the risks associated with these activities, see the discussions under the heading "- Commercial Real Estate and Construction Lending" and "- Commercial Business Lending" above.

As of June 30, 1996, the Bank had approximately $5.5 million of non-accruing loans compared to $3.1 million at June 30, 1995 and $6 million at June 30, 1994. The following is a summary of each non-accruing loan of $750,000 or more in principal balance at June 30, 1996. Where there is more than one loan to the same borrower on the same project, these loans are combined for this discussion.

1. Taney County, Missouri - Residential single-family development. In June 1993, the Bank originated a $1.2 million loan for development of 100 residential single-family lots on 204 acres and additional loans from August 1993 to September 1995 totaling $3.4 million for construction of 49 single-family homes. 43 of these homes were sold throughout the two year period, but at a slower pace than anticipated. The Bank began foreclosure proceedings and the borrower declared bankruptcy. The Bank is in the process of reaching an agreement with the borrower to sell one house by the 15th of each month starting in December 1996 for four months, with the remaining two houses to be sold by June 15, 1997, and a complete auction of the remaining property in July 1997. If the borrower does not comply with these terms, they will be required to have a complete auction within 30 days of the first violation of the agreement or allow the Bank to foreclose on the property. The principal balance at June 30, 1996 was $1.3 million.

2. Branson, Missouri - Restaurant. In June 1993, the Bank originated two loans totaling $1 million for the construction and equipping of a 1950's diner-style restaurant located in Branson, Missouri. An additional $30,000 was originated in September 1994 to complete the equipping of the restaurant and provide temporary operating cash. The borrower experienced lower than anticipated revenues in the beginning and was unable to make the required payments due to the lack of adequate cash flows. The borrower has experienced increased business during the 1996 season and has paid the majority of the delinquent payments on these loans. If the borrower continues with the scheduled payments for the remainder of the 1996 season, the loans will have been brought current. The principal balance was $984,000 at June 30, 1996 compared to $998,000 at June 30, 1995.

3.  Lake Ozark, Missouri  -  Residential development.   In 1990,
the Bank originated a $2.3 million loan for the purpose of land development and construction of condominiums and related amenities located adjacent to an 18 hole Arnold Palmer designed golf course located at the Lake of the Ozarks, near Osage Beach, Missouri. The Bank subsequently provided additional loans totaling $2.3 million in 1992 to refinance existing debt on the golf course and for the construction of a club house and additional loans totaling $675,000 in 1993 to provide working capital and Tax Increment Financing ("TIF") of various development costs. Repayment was to come from development and sale of condominium units, operating income of the golf course which opened in late summer of 1992 and collection of taxes assigned to the TIF credit. The Company foreclosed on the golf course and club house in July 1995 and sold these properties in March 1996.

The residential development portion of this project, which was a loan to a separate borrower of $1.1 million, was still recorded as a loan at June 30, 1996 as the borrower was in chapter 11 bankruptcy. Subsequent to June 30, 1996, the property securing this loan was auctioned at a bankruptcy court sponsored sale and purchased by independent third parties for approximately $1.1 million. The borrower has repaid this loan in full. At June 30, 1996, the principal balance was $934,000 compared to a carrying value as an in-substance foreclosure in foreclosed assets of $960,000 at June 30, 1995.

The above balances do not include the TIF loan of approximately $600,000 at both June 30, 1996 and 1995 which is included in the non-accrual loans. Subsequent to June 30, 1996, all delinquent payments on the TIF loan were received and the loan was brought current.


As of June 30, 1996, the Company had approximately $9.9 million in book value (net of $1,086,000 in reserves) of foreclosed assets compared to $8 million (net of $933,000 in reserves) at June 30, 1995. The following is a summary of the foreclosed assets with a carrying value of $500,000 or more at June 30, 1996.

1. Branson, Missouri - The Woodlands Condominium Units . In August 1993, the Bank originated loans totaling $1.7 million for the refinancing of a 30 acre acquisition loan, for development costs of infrastructure, and construction of one 10-unit condominium building overlooking Lake Taneycomo. In June 1994, the Bank originated an additional $5.4 million for refinancing of the club house, development of an additional 5 acres, and construction of five condominium buildings with a total of 52 units. The borrower presented contracts showing several of these units as pre-sold at the time of obtaining the financing, however, these contracts did not materialize once the units were complete. Due to the overbuilding of the market, the borrower was unable to sell the units and make the required payments on these loans. The Bank began foreclosure proceedings and the borrower filed bankruptcy.

After a short period of negotiation, the Bank and the borrower worked out an agreement and the Bank took a deed-in-lieu of foreclosure on the property. Subsequent to June 30, 1996, the Bank sold this property for $4.7 million with 100% financing. The new owner has already sold two units and has an additional 9 units under contract or with contracts pending. At June 30, 1996, the carrying value was $4.3 million, compared to a loan balance at June 30, 1995 of $5.6 million. The decrease was the result of a charge down of $1.4 million at the time of foreclosure.

2.  Branson, Missouri  -  Brighton Place Motel.   The Bank
originated a $1.6 million loan in April 1986 to provide construction and permanent loan financing on a 77-unit motel. In 1988, the motel was sold and the Bank's loan was assumed by the purchaser. The borrower went through chapter 11 bankruptcy and the property was foreclosed in October 1995. The Bank has operated the property since foreclosure and will continue to do so until the property is ultimately sold. The carrying value of the property was approximately $1.6 million at June 30, 1996 compared to a principal balance on the loan of an equal amount at June 30, 1995.

3. Branson, Missouri - Suncrest Condominium Units. In August 1992, the Bank originated an $800,000 loan for the construction of 15 condominium units, a club house and swimming pool. In May 1993, the Bank originated an additional $1.4 million loan to construct an additional 18 condominium units. The borrower was unable to perform on the loans and the Bank repossessed the property along with an additional 6.2 acres. The carrying value at June 30, 1996 was $1.2 million compared to $1.5 million at June 30, 1995. The reduction was due to additional reserves allocated to this property.

4. Taney County, Missouri - Brotherton residential development. In November 1993, the Bank originated loans totaling $1.5 million for the development of a 62 lot residential development and the construction of 20 homes. In September 1994, an additional $500,000 was originated to construct another 7 homes and three foundations. Due to an overbuilding in the market, only 13 homes were sold and these sales were inadequate to make the required payments. The Bank foreclosed and currently has 13 completed houses, 15 undeveloped acres, one single-family lot, one commercial lot, one patio home lot and four lots with foundations. The principal balance was $1.3 million at June 30, 1996.

5.  Branson, Missouri  -  Clevenger Cove campground.   In 1984, the
Bank originated a $1.3 million loan, secured by a 53-acre vacation camp resort near Branson, Missouri. The Bank subsequently provided additional loans totaling approximately $200,000 for working capital purposes. These additional loans have been charged off by the Bank. The Bank foreclosed on the property in June 1988. In February 1991, the Bank sold the property with 100% financing, with the property as collateral. The borrower has struggled with this project and the Bank is in the process of taking back the property by way of a deed-in-lieu of foreclosure. At June 30, 1996, the carrying value of the property was approximately $600,000 compared to $967,000 at June 30, 1995. This decrease was due to an additional allocation of reserves on the property.

6.  Springfield, Missouri  -  Ellis Trucking terminal.   In 1989,
the Bank originated a loan for the construction and permanent loan financing of a truck terminal and office building and for additional working capital needs. The business closed in late 1991 and the loan was modified to allow acceptance of lease payments for a two year period to allow the borrower to market the property for sale. The property was later determined to have little or no equity above the loan balance and was recorded as an in-substance foreclosure. The Bank accepted a deed in lieu of foreclosure in fiscal year 1996.

The property has two underground storage tanks, one for fuel storage and one for waste oil storage. Both tanks are currently empty and not in use. The tanks were installed new in 1989 with all applicable Department of Natural Resources ("DNR") permits in place. They are fiberglass lined tanks and were installed according to Underground Storage Tank ("UST") standards with a computerized leak detection system and a guarantee by the installer of compliance with all DNR and UST standards until the year 2001. There has also been storage in the past of 50 gallon drums of waste oil on the property. While there appears to be no material environmental problems with the location, an environmental study on the property has not been prepared. Accordingly, the environmental exposure to the Company, if any, has not been determined.
The property is currently leased with right of first refusal options held by the tenants. Subsequent to June 30, 1996, the Bank entered into a contract with an independent third party to sell this property, subject to the tenants' right of first refusal, for $675,000 with approximately 25% cash down payment and financing of the balance at market terms. The property had a carrying value of $550,000 at both June 30, 1996 and 1995.

The Bank encounters certain environmental risks in its lending and related activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on property held as collateral as well as property acquired at foreclosure on defaulted loans. This issue is discussed in more detail under the heading "Lending Activities-Environmental Issues" above.

Investment Activities

Federally-chartered thrift institutions have authority to invest in various types of liquid assets, including U. S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, obligations issued by a State (with a 10% limit on obligations of a single issuer) that qualify as liquid assets (see "Liquidity") and certain other assets. The Bank's authority to invest in commercial paper and corporate debt securities is subject to its overall 35% consumer loan limit. See "Lending Activities -- Consumer Lending" above. Great Southern must maintain minimum levels of investments that are liquid assets as specified by the OTS as discussed under the heading "Regulation-Liquidity" below. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. For further discussion, see the discussion under the heading "Regulation-Liquidity" below and Note 1 of Notes to Consolidated Financial Statements included in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The Bank's investment securities portfolio at June 30, 1996 and 1995 contained no securities (tax exempt or of any issuer) with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies.

On August 15, 1995, the OTS adopted its final rule on regulatory capital-stockholders' equity. This rule requires investment and equity securities to be segregated into the following three categories: trading, held-to-maturity and available-for-sale. Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. The unrealized gains and losses are included in earnings.

Investments classified as held-to-maturity are accounted for at amortized cost, but an institution must have both positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities held-to-maturity can be sold without jeopardizing the cost basis accounting for the remainder of the securities in this category. These circumstances include a significant deterioration of the issuer's creditworthiness; changes in the tax law that reduce the tax-exempt status of interest on the debt securities; major business combinations that require a significant disposition of assets to maintain the institutions' existing interest rate risk or credit risk policy; and certain changes in statutory or regulatory investment authority or capital requirements. Any security that might be sold in response to changes in the market interest rates, changes in the security's prepayment risk, increases in loan demand or general liquidity needs or similar factors would not be classified as held-to-maturity.

Securities not classified as either trading or held-to-maturity are considered available-for-sale. Unrealized gains and losses on the available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.

As of June 30, 1996 and 1995, the Bank held approximately $49.2 million and $47 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had a market value of approximately $49.3 million and $47.3 million, respectively. In addition, as of June 30, 1996 and 1995, the Company held approximately $4.7 million and $3.1 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. The implementation of the OTS policy statement has not had a material impact on the Bank's financial condition or results of operations since management has historically purchased securities with the intent of holding until maturity. This issue is discussed further under the heading "Regulation-Accounting" below and in Notes 1 and 2 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                 June 30, 1996
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                             $4,498        $259         $102        $4,656
                                                 =====         ===          ===         =====
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 6,902        $  7         $ 22       $ 6,887
  U.S. government
    agencies and corporations                   41,831         159           35        41,955
  States and political subdivisions                449           0            0           449
                                                ------         ---          ---        ------
    Total held-to-maturity securities          $49,182        $166         $ 57       $49,291
                                                ======         ===          ===        ======








                                                                 June 30, 1995
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                             $2,498        $593         $  0        $3,091
                                                 =====         ===          ===         =====
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 1,267        $ 20         $  0       $ 1,287
  U.S. government agencies and corporations     45,247         334           59        45,522
  States and political subdivisions                456           0            0           456
                                                ------         ---          ---        ------
    Total held-to-maturity securities          $46,970        $354         $ 59       $47,265
                                                ======         ===          ===        ======

                                                                 June 30, 1994
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 8,018        $  0         $ 42       $ 7,976
  U.S. government agencies and corporations     39,730           1          274        39,457
  States and political subdivisions                463           0            0           463
  Equity securities                                  6           0            0             6
                                                ------         ---          ---        ------
    Total held-to-maturity securities          $48,217        $  1         $316       $47,902
                                                ======         ===          ===        ======

  (1) See "Regulation-Federal Home Loan Bank System" and Note 2 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The following table presents the contractual maturities and weighted average yields of held-to-maturity securities at June 30, 1996. The table is based on information prepared in accordance with generally accepted accounting principles.

                                             Amortized  Approximate
                                      Cost     Yield    Fair Value
                                    -------  ---------  -----------
                                        (Dollars in thousands)
In one year or less                 $39,087     6.55%     $39,236
After one through five years          9,646     5.70%       9,606
Other securities, not
  due on a single maturity date (1)     449     8.00%         449
                                     ------                ------
    Total                           $49,182               $49,291
                                     ======                ======
(1) These are tax exempt securities. The yields on these securities have not been computed on a tax equivalent basis.

Sources of Funds

General. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines, Iowa ("FHLBank"), collateralized short-term borrowings under repurchase agreements, loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates as well as the volume of originations.

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates. In recent years, the Bank has been required by market conditions to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and regulated fixed-interest-rate, fixed-term certificates that were the Bank's primary source of deposits prior to 1978. The Bank offers regular passbook accounts, checking accounts, various money market accounts, fixed-interest-rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts. The composition of the Bank's deposits at the end of recent periods is set forth in
Note 6 of Notes to Consolidated Financial Statements included in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                 June 30,
                                      -----------------------------------------------------------------
                                             1996                   1995                   1994
                                      ------------------     -------------------     ------------------
                                                Percent                 Percent                Percent
                                       Amount   of Total       Amount   of Total      Amount   of Total
                                      --------  --------     ---------  --------     --------  --------
                                                            (Dollars in thousands)
Time deposits:
    0.00% -   3.99%                   $  2,376     0.60      $  3,746     0.97%     $ 83,940    23.38%
    4.00% -   4.99%                     14,472     3.65        30,873     8.03        65,272    18.18
    5.00% -   5.99%                    169,905    42.79        84,499    21.99        20,795     5.79
    6.00% -   6.99%                     32,596     8.21        89,817    23.37        11,677     3.25
    7.00% -   7.99%                     17,123     4.31        20,105     5.23        13,584     3.79
    8.00%  - 10.25%                        646     0.16         3,801     0.99         4,869     1.36
                                       -------   ------       -------   ------       -------   ------
Total Time deposits                    237,118    59.72       232,841    60.58       200,137    55.75
Non-interest-bearing demand deposits     8,886     2.24         8,182     2.13         5,330     1.48
Savings deposits (2.50%-2.52%-2.50%)    37,010     9.32        38,285     9.96        43,460    12.11
Interest-bearing demand
     deposits (2.41%-2.51%-2.35%)      112,224    28.26       103,335    26.89       109,053    30.38
Accrued Interest                         1,817      .46         1,684     0.44         1,007     0.28
                                       -------   ------       -------   ------       -------   ------
Total Deposits                        $397,055   100.00%     $384,327   100.00%     $358,987   100.00%
                                       =======   ======       =======   ======       =======   ======

The following table sets forth the deposit flows of the Bank during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period. The net increase in deposits during the year ended June 30, 1996 was in interest-bearing deposits, while during the year ended June 30, 1995 was an increase in time deposits and during the year ended June 30, 1994 was due to an overall increase in all deposit types. Deposit flows at savings institutions may also be influenced by external factors such as competitors' pricing, governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                 Year Ended June 30,
                                      ----------------------------------------
                                         1996           1995           1994
                                      ----------     ----------     ----------
                                              (Dollars in thousands)
     Opening balance                  $  384,327     $  358,987     $  326,611
     Deposits                          1,731,347      1,652,386      1,538,741
     Withdrawals                       1,730,268      1,636,288      1,514,179
     Interest credited                    11,649          9,242          7,814
                                       ---------      ---------      ---------
     Ending Balance                   $  397,055     $  384,327     $  358,987
                                       =========      =========      =========
     Net increase                        $12,728        $25,340        $32,376
                                          ======         ======         ======
     Percent increase                      3.31%          7.06%          9.91%
                                           ====           ====           ====


The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that its passbook and certificate accounts are relatively stable sources of deposits, while its checking accounts have proven to be more volatile. However, the ability of the Bank to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by money market conditions.

The following table sets forth the time remaining until maturity of the Bank's time deposits as of June 30,
1996.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                                             Maturity
                                    ---------------------------------------------------------
                                                   Over       Over        Over
                                    3 Months      3 to 6     6 to 12       12
                                     or Less      Months      Months      Months       Total
                                    --------     -------     -------     -------     --------
                                                      (Dollars in thousands)
Time deposits:
  Less than $100,000                 $57,118     $36,052     $48,459     $28,877     $170,506
  $100,000 or more                    16,100       7,428       6,420       5,345       35,293
  Brokered                             9,273       2,491       2,956      11,727       26,447
  Public funds (1)                     2,733       1,473         666          --        4,872
                                      ------      ------      ------      ------      -------
    Total                            $85,224     $47,444     $58,501     $45,949     $237,118
                                      ======      ======      ======      ======      =======

(1)  Deposits from governmental and other public entities.

The following table shows rate and maturity information for the Bank's time deposits as of June 30, 1996.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                  0.00-     4.00-     5.00-     6.00-     7.00-     8.00-              % of
                                  3.99%     4.99%     5.99%     6.99%     7.99%    10.25%     Total    Total
                                 ------    -------   -------   -------   -------   ------   --------  -------
                                                            (Dollars in thousands)
Time deposits maturing
    in quarter ending:
  September 30, 1996             $1,933    $11,943  $ 60,819   $ 7,865   $ 2,438     $226   $ 85,224   35.94%
  December 31, 1996                 160        505    42,725     2,422     1,563       69     47,444   20.01
  March 31, 1997                    100      1,053    19,040     8,247       775       40     29,255   12.34
  June 30, 1997                      68        498    24,426     4,061       162       31     29,246   12.33
  September 30, 1997                 69        240     5,886     1,314         9        8      7,526    3.17
  December 31, 1997                  --         26     5,259       498       308       27      6,118    2.58
  March 31, 1998                     --        139     3,096     1,205       534       --      4,974    2.10
  June 30, 1998                      --          8     3,121     1,655     7,775        2     12,561    5.30
  September 30, 1998                 --         39       560       299        --        2        900    0.38
  December 31, 1998                  --         12       806        42        --       18        878    0.37
  March 31, 1999                     --         --       929       455       175       20      1,579    0.67
  June 30, 1999                      --         --       815       279        94        1      1,189    0.50
  September 30, 1999                 --         --       278       435        --        2        715    0.30
  December 31, 1999                  --          8       136       234       296       --        674    0.28
  March 31, 2000                     --         --       134       189       385       --        708    0.30
  June 30, 2000                      --         --       250       640        52       --        942    0.40
  Thereafter                         46          1     1,625     2,756     2,557      200      7,185    3.03
                                   ----     ------   -------    ------    ------      ---    -------  ------
    Total                        $2,376    $14,472  $169,905   $32,596   $17,123     $646   $237,118  100.00%
                                  =====     ======   =======    ======    ======      ===    =======  ======

Borrowings. Great Southern's other sources of funds include advances from the FHLBank and collateralized borrowings. As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. FIRREA requires that all long-term FHLBank advances be for the purpose of financing residential housing. Pursuant to FIRREA, the Federal Housing Finance Board has promulgated regulations which establish standards of community investment for FHLBank members to maintain continued access to long-term advances. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. The Bank has a $75 million revolving line of credit with the FHLBank which provides for immediately available funds. At June 30, 1996, $63.4 million of the revolving line was in use with $11.6 million remaining available. These funds can be drawn by the Bank for lending or other liquidity needs with some limitations.

The Bank's borrowings also include borrowings collateralized with whole mortgage loans from the Bank's portfolio. These borrowings are also discussed in Note 8 of Notes to Consolidated Financial Statements included in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The following table sets forth the maximum month-end balances and average daily balances of FHLBank advances and collateralized borrowings during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                       Year Ended June 30,
                                ------------------------------
                                   1996       1995       1994
                                ------------------------------
                                    (Dollars in thousands)
Maximum Balance:
  FHLBank advances              $188,450   $156,667   $119,923
  Collateralized borrowings       20,132     18,695     27,477

Average Balances:
  FHLBank advances              $169,468   $127,361   $104,298
  Collateralized borrowings       17,344     15,607     19,310

The following table sets forth certain information as to the Bank's FHLBank advances and collateralized borrowings at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                            June 30,
                                 -------------------------------
                                   1996       1995        1994
                                 --------    -------    --------
                                      (Dollars in thousands)

FHLBank advances                 $180,797    $154,323    $93,087
Collateralized borrowings          16,468      13,947     15,500
                                  -------    -------     -------
  Total borrowings               $197,265    $168,270   $108,587
                                  =======    =======     =======

Weighted average interest rate
  of FHLBank advances               6.06%      6.61%      6.03%
                                    ====       ====        ====

Weighted average interest rate
  of collateralized borrowings      2.63%      2.96%      2.14%
                                    ====       ====        ====

Subsidiaries

Great Southern.  As a federally-chartered savings bank, Great
Southern may invest up to 3% of its assets in service corporations. The Bank had no investment in service corporations at June 30, 1996 and 1995.

Holding Company. At June 30, 1996, the Holding Company's total investment in Great Southern Financial Corporation ("GSFC") and Great Southern Capital Management, Inc. ("Capital Management") was $1 million and $400,000, respectively. Both GSFC and Capital Management are incorporated under the laws of the state of Missouri. These subsidiaries are primarily engaged in the following activities:

Appraisal Services. Appraisal Services, Inc., incorporated in 1976, is a wholly-owned subsidiary of GSFC and performs primarily residential real estate appraisals for a number of clients, the majority of which is for the Bank and its loan customers. Appraisal Services, Inc. had net income of $7,000 and $6,000 in fiscal 1996 and 1995, respectively.

General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $98,000 and $52,000 in fiscal 1996 and 1995, respectively.

Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At June 30, 1996, it was the largest travel agency based in southwestern Missouri. Great Southern Travel operates from 15 full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $122,000 and $65,000 in fiscal 1996 and 1995, respectively.

Brokerage Services. Capital Management, organized in 1988, offers a full line of financial consultation, investment counseling and discount brokerage services. Capital Management operates through Great Southern's branch office network. Capital Management had net income of $257,000 and $370,000 in fiscal 1996 and 1995, respectively.

Competition

Great Southern faces strong competition both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. The other lines of business of the Bank including loan servicing and loan sales, as well as the Holding Company subsidiaries, face significant competition in their markets.

The Bank faces substantial competition in attracting deposits from other savings institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions and commercial banks located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

The authority to offer money market deposits and the expanded lending and other powers authorized for thrift institutions by federal and state legislation have resulted in increased competition for both deposits and loans between thrift institutions and other financial institutions such as commercial banks.

Employees

At June 30, 1996, the Bank and its affiliates had a total of 471 employees, including 216 part-time employees. None of the Bank's employees is represented by any collective bargaining agreement.
Management considers its employee relations to be good.

REGULATION

General

Great Southern is a federal-chartered, federally insured, Federal Savings Bank which is a member of the FHLBank System ("FHLBank System"). Accordingly, Great Southern is subject to broad federal regulation and oversight extending to all of its operations. Great Southern is a member of the FHLBank of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Great Southern, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company is to protect Great Southern and its depositors.

On August 9, 1989, FIRREA was enacted into law. FIRREA substantially changed the regulatory structure and oversight for all savings associations, including Great Southern, and their holding companies. Prior to FIRREA, Great Southern's deposits were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") and Great Southern was subject to regulation by the FHLBB, as operating head of the FSLIC. Under FIRREA, the FHLBB was abolished and its regulatory authority over Great Southern and its holding company was transferred to the OTS. The FSLIC was abolished and replaced by the SAIF, a new deposit insurance fund administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Great Southern. FIRREA revised many substantive requirements and limitations to which Great Southern is subject, generally resulting in increased restrictions on Great Southern's authorized investment and lending activities. FIRREA also provided for various changes in the regulation of savings and loan holding companies, such as the Holding Company. In addition, FIRREA revised the structure of the FHLBank System, including the requirements for obtaining advances from the FHLBank.

The Board of Directors of the Bank approved the conversion of the Bank from a Missouri-chartered savings bank to a federal savings bank charter. The conversion process required the preparation and filing of an application with the OTS regional office. The OTS approved the conversion in December 1994. By converting, the Bank was able to eliminate the duplicate cost associated with complying with both federal and state regulations and has not seen a material change in its business.

The Company and Great Southern are subject to extensive regulation by the federal government. The regulatory structure also gives the regulators extensive discretion in their regulatory activities.
Any changes in such regulatory structure or regulation could have a material adverse affect on the operations of the Company or Great Southern. Certain of the material regulatory requirements and restrictions applicable to the Company and the Bank are discussed below or elsewhere in this document. However, the following is a brief summary of certain aspects of the regulation of the Company and Great Southern and does not purport to fully discuss such regulation.

Federal Regulation

The OTS has extensive authority over the operations of the Bank.
As part of this authority, Great Southern is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The investment and lending authority of Great Southern is limited by federal law and regulations.

Certain of these regulations limit Great Southern's investments including investments in equity securities, real estate, service corporations and operating subsidiaries, as well as land loans and nonresidential construction loans with loan-to-value ratios in excess of 80%. In addition, as noted below, certain investments increase the capital requirements of the Bank. Federal laws and regulations also impose certain limitations on Great Southern's operations, including restrictions on loans to one borrower, transactions with affiliates and affiliated persons, liability growth and capital distributions. Federal laws and regulations also impose requirements for the retention of housing and thrift-related investments. See "--Qualified Thrift Lender Test."

Federal law provides that no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, investment in loans secured by nonresidential real property may not exceed 400% of capital, with authority in the OTS to increase that investment level on a case-by-case basis. The authority of Great Southern to engage in transactions with affiliates, including the Holding Company and its non-savings association subsidiaries, or to make loans to certain insiders, is subject to certain provisions of the Federal Reserve Act. Among other things, those provisions require that these transactions with affiliates be on terms and conditions comparable to those for similar transactions with non-affiliates. See "--Transactions With Affiliates." In addition, these affiliate transactions are regulated further by the OTS to address safety and soundness concerns.

The OTS has extensive enforcement authority over all savings associations and their holding companies, including Great Southern and the Holding Company, and this enforcement authority has been enhanced substantially by FIRREA and the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"). This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

The FDIC has been granted certain regulatory and oversight authority over federal associations by FIRREA. See "--Insurance of Accounts and Regulation by the FDIC."

Insurance of Accounts and Regulation by the FDIC

Great Southern's depositors are insured by the SAIF up to $100,000 per insured account (as defined by law and regulation). This insurance is backed by the full faith and credit of the United States Government. The SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

Great Southern pays annual assessments for SAIF insurance. Under current FDIC regulations, the annual SAIF assessment rate, is based, in part, on the degree of risk to the deposit insurance fund that, in the opinion of the FDIC, is presented by a particular depository institution compared to other depository institutions. The FDIC uses a matrix having as variables the level of capitalization of a particular institution and the level of supervision that its operations require; and the risk-based amendment rates determined in this fashion range from 0.23% of deposits for the least risky to 0.31% for the most risky. In establishing the SAIF assessment rate, the FDIC is required to consider the SAIF's expected operating expenses, case resolution expenditures and income and the effect of the assessment rate on SAIF members' earnings and capital. There is no longer a cap on the amount the FDIC may increase the SAIF assessment rate. Great Southern does not anticipate that the FDIC's adoption of a risk-based deposit insurance assessment program will result in a significant increase in its costs for deposit insurance; however, it appears likely that SAIF deposit insurance assessments will remain at a high level or even increase until SAIF reaches the reserve ratio designated by Congress. The Bank currently has a risk based assessment rate of 0.23%. In addition, the FDIC is authorized to raise the assessment rates in certain instances. Any increases in the assessments would negatively impact the earnings of Great Southern.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by or an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

The FDIC has reduced deposit insurance premiums for members of the Bank Insurance Fund ("BIF"). Highly-rated institutions, which account for 92 percent of banks, will pay only the statutory minimum of $2,000 annually for FDIC insurance. The remaining institutions pay on a scale ranging from 3 cents to 30 cents per $100 of insured deposits. The deposit insurance premiums currently assessed against SAIF members are on a scale of 23 cents to 31 cents per $100 of insured deposits. This premium differential reflects the relative levels of attainment by the two insurance funds of their mandated capitalization requirements, but may create a competitive disadvantage for SAIF-insured institutions, including the Bank.

Complicating the deposit insurance reform issue is the requirement, initially imposed solely on savings institutions that constitute the bulk of the membership of the SAIF, to fund debt service obligations under bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Use of SAIF premiums for this purpose has been a principal reason for the failure of the SAIF to be re-capitalized as quickly as the BIF has been.

Certain proposals have been presented to Congress for re-capitalization of the SAIF or for payment of the FICO obligations. Although not yet final, some of such proposals involve assessments and payments by SAIF members such as the Bank. Paying such fees and assessments would reduce profits and perhaps put the Bank at a competitive disadvantage with BIF members. Other pending proposals include spreading the responsibility for the FICO payments proportionally over all FDIC-insured institutions and merging the BIF and the SAIF as soon as practicable. No reliable prediction can be made as to how these matters may ultimately be resolved or as to the impact that any such resolution may have on the Bank. There is also pending before Congress a proposal that would require each federally chartered association to hereafter either convert to a national bank charter, or to a state thrift charter. If enacted, such proposal would have an effect on the powers and authority of the Bank. Differing forms of this proposal have been passed on by both the House of Representatives and the Senate, and there is currently no way of predicting whether any proposal will ultimately be enacted as law.

Regulatory Capital Requirements

Federally insured savings associations, such as Great Southern, are required to maintain a minimum level of regulatory capital. These requirements have increased significantly in recent years. FIRREA required the OTS to establish new capital standards for all savings associations, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement. FIRREA mandated that these new capital requirements be generally as stringent as the comparable capital requirements for national banks.

The capital regulations promulgated pursuant to FIRREA require that all savings associations have tangible capital of at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders' equity (including retained earnings), most non-cumulative perpetual preferred stock and related earnings, certain non-withdrawable accounts and pledged deposits at mutual institutions and minority equity interests in fully consolidated subsidiaries. Tangible capital excludes intangible assets, except that purchased mortgage servicing rights remain includable in tangible capital in an amount that may not exceed the lesser of (i) 90% of their fair market value (if determinable), or (ii) 100% of their current amortized book value under GAAP (except that purchased mortgage servicing rights owned on February 9, 1990 are grandfathered and may be recognized for regulatory capital purposes to the extent otherwise permitted by the OTS). Great Southern has no purchased mortgage servicing rights. In general, for purposes of calculating the tangible capital ratio, adjusted total assets is defined as consolidated total assets in accordance with generally accepted accounting principles ("GAAP"), excluding intangible assets (except includable purchased mortgage servicing rights). In addition, as described in more detail below, certain subsidiary investments are excluded from capital and from adjusted total assets for purposes of determining compliance with the tangible capital requirement.

The OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries. According to these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the tangible capital requirement and the leverage limit, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are includable subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes (the investment in such subsidiaries is excluded from adjusted total assets). For all other subsidiaries ("non-includable subsidiaries"), the debt and equity investments in such subsidiaries are deducted from assets and capital. This deduction is phased-in for investments existing on April 12, 1989, in non-includable subsidiaries.

From July 1, 1990 through June 30, 1991, 90% of the lesser of the investment in a non-includable subsidiary existing on April 12, 1989 or the then-current investment level in such subsidiary was permitted to be included in capital and assets. During each of the next three years, only 75%, 60% and 40%, respectively, of such investments could be included in capital. During this transition period, the assets of a non-includable subsidiary were consolidated for capital purposes in inverse proportion to the level of the investment that was excluded. For example, from July 1, 1990 through June 30, 1991, 10% of the investment in such non-includable subsidiaries were excluded from capital and assets and 90% of the assets of such subsidiaries were consolidated for capital purposes

(the remaining 90% of the investment in such subsidiaries was excluded from adjusted total assets). After June 30, 1994, 100% of the investment in such non-includable subsidiary is excluded from capital and assets. At June 30, 1996, Great Southern had tangible capital equal to 8.5% of adjusted total assets, which exceeds the minimum requirement of 1.5% as in effect on June 30, 1996.

The new capital standards mandated by FIRREA also include a leverage ratio requirement that requires all savings associations to maintain core capital equal to at least 3% of adjusted total assets. Core capital generally consists of common stockholders' equity (including retained earnings), most non-cumulative preferred stock and related surplus, certain non-withdrawable accounts and pledged deposits at mutual institutions, minority equity interests in consolidated subsidiaries, and, as described in more detail below, certain remaining goodwill permitted under regulatory accounting principles. Intangible assets, including goodwill, are excluded from core capital, except, as described in more detail below, purchased mortgage servicing rights. In general, for purposes of calculating the core capital ratio, adjusted total assets is defined as consolidated total assets in accordance with GAAP, excluding intangible assets not permitted to be included in core capital and excluding all qualifying supervisory goodwill. In addition, the special capitalization requirements for subsidiaries that apply for determining the tangible capital requirement also apply for determining the leverage ratio requirement.

Purchased mortgage servicing rights may be included in core capital up to the lesser of (i) 90% of their fair market value (if determinable), or (ii) their current amortized book value under GAAP (except that purchased mortgage servicing rights owned on February 9, 1990 are grandfathered and may be recognized for regulatory capital purposes to the extent otherwise permitted by the OTS). At June 30, 1996, Great Southern had no purchased mortgage servicing rights eligible for inclusion in capital.

Through the end of 1994, "eligible" savings associations were permitted to include certain supervisory goodwill recognized under GAAP and certain additional goodwill recognized under former regulatory accounting principles (or "regulatory goodwill"), which together constitute "qualifying supervisory goodwill", in core capital up to certain specified limits. Subsequent to 1994, no goodwill may be included in core capital. Great Southern's goodwill of $1.3 million qualified as supervisory goodwill as of June 30, 1994 under the regulations but, after January 1, 1995, may not be included in core capital.

At June 30, 1996, Great Southern had core capital equal to 8.5% of adjusted total assets, which exceeds the minimum leverage ratio requirement of 3% now in effect.

The risk-based requirement promulgated by OTS requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital, plus general loss reserves up to a maximum of 1.25% of risk-weighted assets. The extent to which maturing capital instruments may be included as supplementary capital decreases as the maturity date of the instrument approaches. At June 30, 1996, Great Southern had no capital instruments that qualified as supplementary capital. At June 30, 1996, Great Southern had $15.4 million in general loss reserves, which is $9.4 million greater than 1.25% of risk-weighted assets. Supplementary capital qualifies as total capital only to the extent it does not exceed an association's core capital. At June 30, 1996, Great Southern had $6.0 million in qualifying supplementary capital.

To calculate risk-weighted assets, on-balance sheet assets and off-balance sheet assets (after being converted to an on-balance sheet credit equivalent amount) are risk-weighted in four risk categories from 0% to 100%, depending on the credit risk inherent in the asset. Before being assigned a risk-weight, off-balance sheet items are adjusted by conversion factors of 0% to 100% to determine the amount of the on-balance credit equivalent amount against which risk-based capital must be maintained. The risk-weightings are applied to the on-balance sheet credit equivalents based on the obligor. On June 30, 1996, Great Southern had total capital (including $49.1 million in core capital and $6.0 million in qualifying supplementary capital) of $61.9 million and risk-weighted assets (including $9 million in converted off-balance sheet assets) of $476 million; or total capital of 13% of risk-weighted assets. This amount is in excess of the required level.

The OTS has adopted a rule, implemented as of March 31, 1995, incorporating an interest rate risk component into the risk-based capital requirement for savings associations such as the Bank. Under this rule, an institution's interest rate risk is measured by the decline in net portfolio value ("NPV") resulting from a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. An institution is required to make a deduction from total capital for purposes of calculating its risk-based capital if a decline in its NPV (resulting from a 200 basis point shock) exceeds 2 percent of its assets (expressed in present value terms). Such an institution is required to deduct from its total risk-based capital an amount equal to one-half of the difference between its measured interest rate risk and 2 percent, multiplied by the estimated economic value of its assets. The new rule has not had a significant effect on Great Southern's compliance with capital requirements.

Any savings association that fails any of the new capital standards is subject to enforcement actions by the OTS or the FDIC. In addition, FIRREA authorizes, and under certain circumstances requires, the OTS to take certain actions against associations that fail to meet current or future capital requirements. OTS shall prohibit the asset growth of any association not meeting its capital standards, except for certain limited growth in low-risk assets up to net interest credited, and shall issue a capital directive against the association. FIRREA enables associations to seek exemptions from the various sanctions or penalties for failure to meet their capital requirements, other than the mandatory growth restrictions and appointment of a conservator or receiver. The OTS will grant no exemptions without the submission of an approved capital plan. FDICIA, which is discussed below, also requires certain regulatory actions if a savings institution does not meet these capital standards.

Capital Distributions Regulation

An OTS regulation limits the capital distributions that can be made by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital (the "Capital Distributions Regulation"). The Capital Distributions Regulation establishes a three-tiered system of regulation based primarily on capital levels, with the greatest flexibility being afforded to well-capitalized, well-managed institutions.

An association that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is equal to or greater than the amount of its fully phased-in capital requirement, as modified to reflect any individual minimum capital requirement applicable to the association would be a Tier 1 association ("Tier 1 Association"), provided the association has not been notified by the OTS that it is in need of more than normal supervision. An association that satisfies the Tier 1 capital criteria but that has been notified that it has need of more than normal supervision could be treated as a Tier 2 or Tier 3 association (a determination left to the discretion of the OTS).

An association that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is equal to or in excess of its minimum capital requirement but that is less than its fully phased-in capital requirement would be a Tier 2 association ("Tier 2 Association"). An association that does not satisfy its minimum capital requirement immediately prior to, or on a pro forma basis after giving effect to, the proposed capital distribution would be a Tier 3 association ("Tier 3 Association").

A Tier 1 Association could, after prior notice but without the need to obtain prior approval from the OTS, make capital distributions during a calendar year up to the higher of (1) 100% of the association's net income to date during the calendar year plus the amount that would reduce by one-half the association's "surplus capital ratio" (the percentage by which its capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year or (2) 75% of the association's net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

A Tier 2 Association could, after prior notice but without the need to obtain prior approval from the OTS, (1) make capital distributions of up to 75% of its net income over the most recent four-quarter period if the association's current capital satisfies the risk-based capital standard that was applicable to it on January 1, 1993, or (2) make capital distributions of up to 50% of its net income over the most recent four-quarter period if the association's current capital satisfies the risk-based standard that was applicable to it on January 1, 1991; or (3) make capital distributions of up to 25% of its net income over the most recent four-quarter period if the association's current capital satisfies the current risk-based capital requirement applicable to it. In computing an association's current permissible amount of capital distributions, an association must deduct the amount of capital distributions that it has previously made during the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

A Tier 3 Association is not permitted to make any capital distributions without prior regulatory approval unless the capital distribution is consistent with a pre-approved capital plan.

The Capital Distributions Regulation provides that its requirements supersede the provisions of agreements or conditions to approved applications controlling associations' capital distributions that are less stringent than the restrictions imposed under the Capital Distributions Regulation. An association that is subject to restrictions under an agreement or application condition that is more stringent than the restrictions imposed under the Capital Distributions Regulation may seek approval from the OTS to become subject exclusively to the restrictions imposed under the Capital Distributions Regulation.

The OTS has notified Great Southern that for purposes of the Capital Distributions Regulation it is currently being treated as a Tier 1 Association for purposes of computing permissible capital distributions. Notwithstanding the Capital Distribution Regulations, the regulatory authorities have broad discretion to prohibit the payment of capital distributions in certain instances, including if such authorities determine that the payment would constitute an unsafe or unsound practice. In addition, FDICIA can limit capital distributions. See also "Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters" and "FDICIA" below.

Liquidity

Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%.

For purposes of this ratio, liquid assets include specified short-term assets (e.g., cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets (e.g., United States Treasury obligations of more than one and less than five years and state agency obligations with a maximum term of two years). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans (qualifying as backing for certain mortgage-backed securities) with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of liquidity requirements. At June 30, 1996, Great Southern was in compliance with these requirements, with an overall liquidity ratio of 9.2% and a short-term liquidity ratio of 7.6%.

The Company has been in various buy-back programs since May 1990. During the year ended June 30, 1996, the Company repurchased 140,598 shares of its common stock at an average price of $23.83 per share and reissued 43,888 shares of treasury stock at an average price of $3.16 per share for stock option exercises. During the year ended June 30, 1995, the Company repurchased 362,090 shares of its common stock at an average price of $16.82 per share and reissued 65,649 shares of treasury stock at an average price of $2.89 per share for stock option exercises.

Management intends to continue its stock buy-back programs as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company, the primary factors of which are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

Beginning in September 1996, the Company's Employee Stock Ownership Plan (the "ESOP") will be distributing approximately 443,000 shares of stock as directed by the participants in the ESOP. As of the distribution, each participant will have full rights of ownership, including the right of sale and transfer. It is anticipated that a portion of these shares will be available in the market for purchase by investors and the Company.

Management believes that the Company had at June 30, 1996, and continues to have, sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At June 30, 1996, the Company had commitments of approximately $66.6 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

Accounting

An OTS policy statement clarifies and reemphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. In addition, auditors must document their concurrence or lack thereof with management's investment policy and strategies, at least annually, and to monitor the association's compliance with such strategies. See "Business -- Investment Activities."

Qualified Thrift Lender Test

Savings associations are required to satisfy a qualified thrift lender ("QTL") test. The QTL test currently requires a savings association to hold at least 65% of its portfolio assets in qualified thrift investments and to continue to maintain such percentage holdings for at least nine months of each preceding twelve-month period. Certain temporary and limited exceptions from meeting the new test may be granted by the OTS. Portfolio assets are total assets less intangible assets, the value of properties used to conduct business and certain liquid assets (up to 20% of total assets). Qualified thrift investments include certain assets (generally, residential housing related assets) which are includible without limitation and assets which are includible subject to percentage limitations. The Management of Great Southern believes it satisfied the QTL test at June 30, 1996.

Any savings association that fails to meet the QTL test must convert to a bank charter, unless it requalifies as a QTL. If the association does not requalify, and converts to a bank charter, it must remain SAIF-insured until the date upon which the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a bank, its new investments and activities are limited to those permissible for a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLBank advances and is subject to national bank limits for payment of dividends.

If such association has not requalified or converted to a bank within three years after the failure, it must divest itself of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLBank advances. If any association that fails the QTL test and is subject to these restrictions on activities and advances is controlled by a holding company, then within one year after the failure the holding company must register as a bank holding company and become subject to all restrictions applicable to bank holding companies.

Transactions with Affiliates

Transactions involving a savings association and its affiliates are subject to sections 23A and 23B of the Federal Reserve Act. Generally, these requirements and limits restrict certain of these transactions to a percentage of the Bank's capital and require all such transactions to be on terms at least as favorable to the Bank as are available in transactions with non-affiliates. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire shares of most affiliates. These provisions currently apply to transactions between the Bank and the Holding Company or the Bank and the Holding Company's non-savings association subsidiaries. Affiliates of Great Southern include, without limitation, any company whose management is under a common controlling influence with the management of the Bank, any company controlled by controlling stockholders of the Bank, any company with a majority of interlocking directors with the Bank, and any company sponsored and advised on a contractual basis by the Bank or any of its affiliates.

Certain of these transactions are also subject to conflict of interest regulations enforced by the OTS. These regulations require regulatory approvals for transactions by the Bank with affiliated persons involving the sale or purchase of property. Affiliated persons include officers, directors and controlling stockholders. These conflict of interest regulations also impose restrictions on loans to affiliated persons. FIRREA also subjects loans to directors and executive officers to section 22(h) of the Federal Reserve Act and the regulations promulgated thereunder. Among other things, such loans must be made on terms substantially the same as loans to unaffiliated individuals.


FDICIA

In December, 1991, the Federal Deposit Insurance Corporation Improvements Act of 1991 became law; this statute, and the regulations adopted under it, have made extensive changes in federal banking law. Some of these changes are discussed below.

Prompt Corrective Regulatory Action.

FDICIA requires the Federal banking regulators to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. Under the law, capital requirements include a leverage limit, a risk-based capital requirement, and a core capital requirement. All institutions, regardless of their capital levels, will be restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") will be: (i) subject to increased monitoring by the appropriate Federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business.

The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. Critically undercapitalized institutions, defined as those with a ratio of tangible equity to total assets of 2 percent or less, must be seized and placed in receivership or conservatorship within 90 days of becoming critically undercapitalized, unless the Federal banking regulators determine that other action would better resolve the problems of such insured depository institution at the least possible long-term loss to the deposit insurance fund. If the regulator determines that an institution is in unsafe or unsound condition, or is engaged in an unsafe or unsound practice that it has not corrected, it may reclassify an institution from the "well capitalized", "adequately capitalized", or "undercapitalized" categories into the next lower category. Great Southern does not expect the prompt corrective action provisions to have a significant effect on its operations.

Conservatorship and Receivership Amendments.   FDICIA amended the
grounds for the appointment of a conservator or receiver for an insured depository institution to include the following events: (i) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution; (iii) the institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; and (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital. FDICIA provides that an institution's directors shall not be liable to its stockholders or creditors for acquiescing in or consenting to the appointment of the FDIC or FTC as receiver or conservator or to a supervisory acquisition of the institution.

Standards for Safety and Soundness.

FDICIA required the Federal bank regulatory agencies to prescribe standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the Federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

Other Deposit Insurance Reforms.

FDICIA amended the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC; and it limits the rate of interest that institutions receiving such waivers may pay on brokered deposits. Deposit brokers are required to register with the FDIC. FDICIA directed the FDIC to establish a risk-based assessment system for deposit insurance, as previously discussed. As required by FDICIA, the Federal bank regulatory agencies adopted regulatory guidelines for real estate loans that became effective on March 19, 1993. The Federal bank regulatory agencies are required to biannually review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

Other Regulatory or Legislative Developments.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), effective September 1995, eliminated certain restrictions which have heretofore prevented bank holding companies located in states other than those contiguous to the state of Missouri from acquiring banks or bank holding companies located within the state of Missouri. As a result of the Act, financial institutions located outside the midwest are now permitted, with certain limitations, to acquire Missouri banks. If such acquisitions occur, they may present added competition for the Bank.

Effective August 28, 1995, the State of Missouri amended certain provisions of the Missouri statutes, implementing minimum periods a bank must be in existence to be eligible for acquisition by an out-of-state bank holding company and limiting out-of-state de novo charters in the State of Missouri.

The above Act will also, effective June 1, 1997 (unless the Missouri Legislature otherwise provides), repeal certain restrictions on the establishment of interstate branches located within the state of Missouri. If the Missouri Legislature does not take action to prevent such repeal, out-of-state financial institutions will, effective on such date, be able to establish certain interstate branches within the state of Missouri. Management believes that any such actions would likely benefit its competitors. In addition, various legislative proposals relating to depository institutions have been or are expected to be introduced in the current session of Congress. Such proposals may restrict, regulate or otherwise alter the power or ability of the Bank and other depository institutions to sell mutual funds and annuities or insurance products. No prediction can be made as to what, if any, legislative action will ultimately be taken, or what affect it may have on the Bank.

Certain Transactions

Prior to FIRREA, Great Southern, like many financial institutions, followed a policy of granting loans to its officers, directors and employees, generally for the financing of their personal residences at favorable interest rates. Generally, residential loans were granted at interest rates 1% above the Bank's cost of funds, subject to annual adjustments. These loans were made in the ordinary course of business, on substantially the same terms and collateral as those of comparable transactions prevailing at the time, and did not involve more than the normal risk of collectibility or present other unfavorable features. All loans by Great Southern to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of Great Southern. Effective August 9, 1989, FIRREA required that all such transactions be on terms and conditions comparable to those for similar transactions with non-affiliates. In addition, all loans and other transactions between Great Southern and its affiliates will be subject to approval by a majority of the directors of Great Southern, including a majority of its disinterested directors.

Holding Company Regulation

The Holding Company is a non-diversified unitary savings and loan holding company subject to regulatory oversight of the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries.
Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. The Bank must notify the OTS at least 30 days before declaring any dividend to the Holding Company.

As a unitary savings and loan holding company, the Holding Company generally is not subject to the regulatory limitations that are applicable to the scope of permissible activities of diversified multiple holding companies. If the Holding Company were to acquire control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to new restrictions.

If the Bank fails the QTL test, the Holding Company may not commence or continue after such failure, directly or through its other subsidiaries, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or an escrow business, (iii) holding or managing or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) performing other activities authorized by the Board of Governors of the Federal Reserve System and not prohibited or limited by regulation, or (vii) purchasing, holding or disposing of stock acquired in connection with the qualified stock issuance if approved as required by law.

The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions may sometimes be prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions may be permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

The Holding Company and any of its non-savings association subsidiaries may acquire up to 5%, in the aggregate, of the voting stock of any non-subsidiary savings association or savings and loan holding company. This 5% limitation does not apply to certain types of acquisitions, including acquisitions as a bona fide fiduciary, as an underwriter or in an account solely for trading purposes.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against net transaction accounts of $52 million or less (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against the portion of total transaction accounts in excess of such amount. In addition, a reserve of between 0% to 9% (subject to adjustment by the Federal Reserve Board) must be maintained on non-personal time deposits. Under current regulations, this reserve percentage is 0%. The Bank may elect not to maintain reserves against approximately $4.3 million in accounts subject to these reserve requirements. At June 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Regulation - Liquidity" above.

Savings associations are authorized to borrow from the Federal
Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLBank advances, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

The Bank is a member of the FHLBank of Des Moines, which is one of 12 regional FHLBanks that, prior to the enactment of FIRREA, were regulated by the FHLBB. FIRREA separated the home financing credit function of the FHLBanks from the regulation and insurance of accounts for savings associations by transferring oversight over the FHLBanks to a new federal agency, the Federal Home Financing Board (FHFB). As part of that separation, the savings association supervisory and examination function performed by the FHLBanks was transferred to the OTS.

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year (if less than 30% of its assets were so invested, the calculation must be made as if 30% of its assets were so invested), or 5% (or such greater percentage as established by the FHLBank) of its outstanding FHLBank advances. At June 30, 1996, Great Southern had $10 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five years, such dividends have averaged 8.1% and were 7.2% for fiscal year 1996. Certain provisions of FIRREA require all 12 FHLBanks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

These contributions could cause rates on the FHLBank advances to increase and could affect adversely the level of FHLBank dividends paid and the value of FHLBank stock in the future.

Each FHLBank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLBank. These policies and procedures are subject to the regulation and oversight of the FHFB.

FIRREA established collateral requirements for FHLBank advances. First, all advances must be fully secured by sufficient collateral as determined by the FHLBank. FIRREA prescribed eligible collateral as fully disbursed, whole first mortgage loans not more than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLBank deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. All member's stock in the FHLBank also serves as collateral for indebtedness to the FHLBank. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew advances outstanding on the date of enactment of FIRREA. All long-term advances are required to be used to provide funds for residential home financing. The FHFB has established standards of community service that members must meet to maintain access to long-term advances. FIRREA authorizes the FHLBanks to make short-term liquidity advances to solvent associations in poor financial condition but with prospects of improving, upon the request of the OTS. In addition, pursuant to FHFB regulations, each FHLBank is required to establish programs for affordable housing that involve interest subsidies from the FHLBanks on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable rental housing, and certain other community purposes.


FEDERAL AND STATE TAXATION

The following discussion contains a summary of certain federal and state income tax provisions applicable to the Holding Company and the Bank. It is not a comprehensive description of the federal income tax laws that may affect the Holding Company and the Bank. The following discussion is based upon current provisions of the Internal Revenue Code of 1986 (the "Code") and Treasury and judicial interpretations thereof.

General


The Holding Company and its subsidiaries file a consolidated federal income tax return using the accrual method of accounting for the taxable year ending June 30. All corporations joining in the consolidated federal income tax return are jointly and severally liable for taxes due and payable by the consolidated group. The following discussion primarily focuses upon the taxation of the Bank, since the federal income tax law contains certain special provisions with respect to savings and loan associations.

Thrift associations, such as the Bank, are subject, with certain exceptions, to the provisions of the Code generally applicable to corporations.



Bad Debt Reserve  -  Fiscal 1996 and prior

A thrift association is permitted to establish a reserve for bad debts and to deduct each year a reasonable addition to that reserve in computing its taxable income. Thrift associations that meet certain tests relating to the nature of their regulatory supervision, business operations, income and assets ("qualifying thrifts") are allowed to calculate their allowable bad debt deduction under the special rules of section 593 of the Code. In order to be a qualifying thrift, at least 60% of the thrift's assets in any year must be qualifying assets (including United States government securities, loans secured by an interest in residential real property or deposits, cash and certain other assets). The Bank presently is, and in the past has been, a qualifying thrift.

The Code provides different methods for computing the additions to the bad debt reserve for qualifying real property loans and nonqualifying loans. Generally, a qualifying real property loan includes any loan secured by an interest in improved real property or real property to be improved out of the proceeds of the loan and a regular or residual interest in certain real estate mortgage investment conduits. A nonqualifying loan is any loan which is not a qualifying real property loan. A qualifying thrift may elect annually to compute its addition to its reserve for qualifying real property loans under the more favorable of (i) a method based on the thrift's actual loss experience (the "experience method") or
(ii) a method based on a specified percentage of the thrift's taxable income, as adjusted (the "percentage of taxable income" method). The addition to the reserve for nonqualifying loans must be computed under the experience method.

Under the experience method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (the "base year"), subject to further limitations in the event total loans outstanding is less than the total amount outstanding at the close of the base year.

Under the percentage of taxable income method, a qualifying thrift generally is allowed to deduct as an addition to its bad debt reserve an amount equal to 8% of such thrift's taxable income determined without regard to such deduction and with certain adjustments. The amount thus computed is reduced by the amount permitted as a deduction for nonqualifying loans under the experience method. The maximum effective federal income tax rate (exclusive of the corporate minimum tax) payable by a thrift using the percentage of taxable income method is approximately 31.3% compared to a maximum rate of 34% for other corporations.

Although the Bank files a consolidated federal income tax return with the Holding Company, the Bank generally is permitted to take only its separate taxable income (as adjusted for this purpose) into account when computing its allowable bad debt reserve deduction under the percentage of taxable income method. If, however, the Holding Company or another member of the consolidated group incurs tax losses in activities "functionally related" to the Bank's business, those losses will reduce the Bank's taxable income for purposes of the bad debt reserve computation. In addition, taxable income will be reduced by net operating loss carryforwards of the Bank.

The amount of the addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at that time. In addition, the thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot exceed the greater of (i) the amount which, when added to the addition to the reserve for losses on nonqualifying loans, equals the amount by which 12% of the total deposits and withdrawable accounts of depositors of the thrift at the close of the taxable year exceeds the sum of the thrift's surplus, undivided profits and reserves at the beginning of such year or (ii) the amount determined under the experience method. As of June 30, 1996, the 6% and 12% limitations did not restrict the deduction available to the Bank.

To the extent that a qualifying thrift's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method (the "excess bad debt reserve"), and if the thrift makes distributions to stockholders that are considered to result in withdrawals from that excess bad debt reserve, the amounts withdrawn are to be included in such thrift's gross income in the year of withdrawal. A dividend distribution shall be treated as first out of the thrift's current or accumulated earnings and profits, as calculated for federal income tax purposes. Dividend distributions in excess of such thrift's current or accumulated earnings and profits are considered to be from the thrift's excess bad debt reserve, to the extent of the excess bad debt reserve, and thus includible in the thrift's taxable income. The amount considered to be withdrawn by such a distribution is the amount of the distribution that is deemed to have been made from the bad debt reserve plus the amount necessary to pay tax with respect to the withdrawal, so the total amount included in gross income, when reduced by the income tax attributable to the inclusion of such amount in gross income, is equal to the amount of the distribution that is deemed to have been made from the bad debt reserve. Distributions in redemption of stock and distributions in partial or complete liquidation of a thrift will be considered to be first out of such thrift's excess bad debt reserve and then out of the thrift's current or accumulated earnings and profits.


Bad Debt Reserves - Beginning Fiscal Year 1997

Legislation recently passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The amount of post 1987 recapture for the Bank is estimated at $5 million which would create tax of approximately $2 million, or $333,000 per year for each of the six years. The $2 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid.

Beginning with the year ending June 30, 1997, the Bank will be required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction.
In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

Interest Deduction

In the case of a financial institution, such as the Bank, no deduction is allowed for the pro rata portion of its interest expense which is allocable to tax-exempt interest on obligations acquired after August 7, 1986. A limited class of tax-exempt obligations acquired after August 7, 1986 will not be subject to this complete disallowance rule. For tax-exempt obligations acquired after December 31, 1982 and before August 8, 1986 and for obligations acquired after August 7, 1986 that are not subject to the complete disallowance rule, 80% of interest incurred to purchase or carry such obligations will be deductible. No portion of the interest expense allocable to tax-exempt obligations acquired by a financial institution before January 1, 1983 which is otherwise deductible will be disallowed. The interest expense disallowance rules cited above do not significantly impact the Bank.

Alternative Minimum Tax

Corporations generally are subject to a 20% corporate alternative minimum tax ("AMT"). The AMT must be paid by a corporation to the extent it exceeds that corporation's regular federal income tax liability. The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986;
(ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments; and (iii) the amount by which a financial institution's allowable deduction for the taxable year for additions to its reserve for bad debts exceeds the deduction that would have been allowable if the financial institution had made additions to its bad debt reserve for all taxable years on the basis of actual experience. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined. A portion of the AMT paid, if any, may be credited against future regular federal income tax liability. In addition, for taxable years beginning after 1986 and before 1996, corporations generally are also subject to an environmental tax equal to 0.12% of the excess of the alternative minimum taxable income (computed without regard to any net operating loss deduction) for a taxable year in excess of $2 million.

Missouri Taxation

Missouri based thrift institutions, such as the Bank, are subject to a franchise tax which is imposed on the thrift's net income at the rate of 7% of the net income. The net income is determined without regard for any net operating losses. Missouri based thrift institutions are entitled to a credit against the franchise tax for all other state or local taxes on thrift institutions, except taxes on real and tangible personal property owned by the Bank and held for lease or rental to others, contributions paid pursuant to the Missouri unemployment compensation law, social security taxes and sales and use taxes.

The Holding Company and its non-financial subsidiaries are subject to an income tax which is imposed on the corporation's net income at the rate of 6.25% for fiscal year 1996. The return is filed on a consolidated basis by all members of the consolidated group excluding the Bank.

Delaware Taxation

As a Delaware corporation, the Holding Company is required to file annual returns with and pay annual fees to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of Holding Company common stock.

Examinations

The Holding Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service with respect to consolidated federal income tax returns, and as such, these returns have been closed without audit through June 30, 1992.


Item 2. Properties.

The following table sets forth certain information concerning the main office and each branch office of the Company at September 1, 1996. The aggregate net book value of the Company's premises and equipment was $6.7 million at June 30, 1996 and 1995. See also
Note 5 and Note 12 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders, which portions are incorporated herein by reference. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of Management, the facilities are adequate and suitable for the needs of the Company.

                                                                           Owned    Lease Expiration
                                                                Year         or      (Including Any
                          Location                             Opened      Leased     Renewal Option)
- -----------------------------------------------------------    ------     -------   -----------------
CORPORATE HEADQUARTERS AND MAIN BANK:

1451 E. Battlefield               Springfield, Missouri         1976       Owned           N/A

BRANCH BANKS:

430 South Avenue                  Springfield, Missouri         1983       Owned           N/A
Kearney at Kansas                 Springfield, Missouri         1976      Leased*         2000
2410 N. Glenstone                 Springfield, Missouri         1977      Leased*         2003

1955 S. Campbell                  Springfield, Missouri         1979      Leased*         2030
2631 E. Sunshine                  Springfield, Missouri         1988      Leased*         2017
1580 W. Battlefield               Springfield, Missouri         1985      Leased*         2018


                                                                           Owned    Lease Expiration
                                                                Year         or      (Including Any
                          Location                             Opened      Leased     Renewal Option)
- -----------------------------------------------------------    ------     -------   -----------------

723 N. Benton                     Springfield, Missouri         1985       Owned           N/A
Highway 14                        Nixa, Missouri                1995      Leased*         2019
1505 S. Elliot                    Aurora, Missouri              1985      Leased          2003

Jefferson & Washington            Ava, Missouri                 1982       Owned           N/A
110 W. Hensley                    Branson, Missouri             1982       Owned           N/A
919 W. Dallas                     Buffalo, Missouri             1976       Owned           N/A

527 Ozark                         Cabool, Missouri              1989      Leased          2004
400 S. Garrison                   Carthage, Missouri            1990       Owned           N/A
1710 E. 32nd Street               Joplin, Missouri              1989      Leased*         2031

Highway 00 and 13                 Kimberling City, Missouri     1984       Owned           N/A
528 S. Jefferson                  Lebanon, Missouri             1978      Leased*         2018
714 S. Neosho Boulevard           Neosho, Missouri              1991       Owned           N/A

Highway 54                        Osage Beach, Missouri         1987       Owned           N/A
1000 W. Jackson                   Ozark, Missouri               1985       Owned           N/A
208 South Street                  Stockton, Missouri            1988      Leased          2005

323 E. Walnut                     Thayer, Missouri              1978      Leased*         2011
1210 Parkway Shopping Center      West Plains, Missouri         1975       Owned           N/A
1729 W. Highway 76                Branson, Missouri             1983       Owned           N/A

TRAVEL OFFICES:

5000 E. Kearney                   Springfield, Missouri         1982      Leased          2000

INSURANCE OFFICES

500 N. Third                      Ozark, Missouri               1988      Leased          1995
_____________________________
*  Building owned with land leased.


The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at June 30, 1996 was $578,000 compared to $732,000 at June 30, 1995. Management has a disaster recovery plan in place with respect to the data processing system.

The Bank maintains a network of Automated Teller Machines ("ATMs").
The Bank utilizes an external service for operation of the ATMs which also allows access to the various national ATM networks. A total of 31 ATMs are located at various branches and primarily convenience stores located throughout southwest and central
Missouri.  The book value of all ATMs utilized by the Bank at June
30, 1996 was $485,000 compared to $250,000 at June 30, 1995.


Item 3.  Legal Proceedings.

The Registrant and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of the various legal proceedings involving the Registrant and its subsidiaries cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that these legal actions currently are not material to the Registrant.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 1996.

Executive Officers of the Registrant.

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following list is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Registrant's Definitive Proxy Statement, which was filed on September 18, 1996.

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Holding Company and its subsidiaries who are not directors of the Holding Company and its subsidiaries. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected. The executive officers are elected annually and serve at the discretion of their respective Boards of Directors with the exception of Messrs Gibson and Turner who have three year employment contracts with the Bank.

Don M. Gibson.   Mr. Gibson, age 52, is the Executive Vice
President, Chief Operating Officer and Secretary of the Bank and
the Holding Company.  He has supervisory responsibilities over the
Bank's Information Services, Accounting, Staff and Line Operations
areas.  Mr. Gibson has been with the Holding Company and the Bank since 1975.

Richard F. Huff.   Mr. Huff, age 74, is Senior Vice President in
charge of lending at the Bank.  Mr. Huff rejoined the Bank in
January 1990 after working as CEO from January 1987 to December
1989 for Huff Investment, an unaffiliated real estate management company that manages the Bank's foreclosed assets.  Mr. Huff was in charge of managing the Bank's foreclosed assets during his
employment with Huff Investment.  Prior to joining Huff Investment,
Mr. Huff had been with Great Southern since January of 1964, serving much of that time as Senior Vice President in charge of
Real Estate lending.







Joseph W. Turner.   Mr. Turner, age 32, is Executive Vice President
and General Counsel of the Holding Company and Executive Vice
President and General Counsel in the commercial lending area at the
Bank.  Mr. Turner joined the Bank in June 1991 and the Holding
Company in 1995.  Prior to joining the Bank, Mr. Turner was an attorney with the Kansas City, Missouri law firm of Stinson, Mag and Fizzell.  His practice was primarily in the areas of banking, creditors' rights and securities regulation.  Mr. Turner is the son of Mr. William V. Turner and the nephew of Mr. Albert F. Turner.

Steven G. Mitchem.   Mr. Mitchem, age 44, is Vice President and
Credit Administration Officer of the Bank.  He joined the Bank in
1990 and is responsible for administration of commercial lending policies and banking regulatory matters.  Prior to joining the
Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal
Deposit Insurance Corporation.

Richard L. Wilson.   Mr. Wilson, age 38, is Vice President and
Controller of the Bank.  He joined the Bank in 1986 and is
responsible for the internal and external financial reporting of the Holding Company and its subsidiaries.  Mr. Wilson is a
Certified Public Accountant.





































PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General
Instruction G(2) for Form 10-K.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

Market Information.   The Holding Company's Common Stock is listed
on the National Market System of the National Association of
Securities Dealers Automated Quotations ("NASDAQ") System under the symbol "GSBC."  The following table sets forth the range of high and low bid prices of the Holding Company's Common Stock during each fiscal quarter for fiscal years 1996 and 1995, as reported by the NASD.  These quotations represent bid prices between dealers and do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                                  Dividend
                             High      Low      Declarations
   Fiscal Year 1996
      First Quarter         $22 1/2   $ 18 1/2      $.175
      Second Quarter         24 3/4     21 1/4       .175
      Third Quarter          25 3/8     23 1/4       .175
      Fourth Quarter         27 1/2     24           .175

   Fiscal Year 1995
      First Quarter         $19       $14 3/4       $.15
      Second Quarter         18 1/2    16 1/2        .15
      Third Quarter          17 3/4    16 1/2        .15
      Fourth Quarter         19 1/4    16 1/2        .15

The last inter-dealer bid for the Holding Company's Common Stock on June 30, 1996 was $27 1/2.

Holders.   For a discussion of the holders of the Registrant's
Common Stock and dividends on such stock, see the discussion under the headings "Corporate Profile" and "Stock Information" of the
Annual Report to Stockholders, which portions are incorporated herein by reference.


















Item 6.  Selected Financial Data.

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the accompanying independent accountant's opinion included in the Company's Annual Report to Stockholders, which portions are incorporated herein by reference, and the following information is qualified by reference thereto.


                                                                       Year Ended June 30,
                                                     ----------------------------------------------------------
                                                       1996      1995      1994      1993      1992      1991
                                                     --------  --------  --------  --------  --------  --------
                                                            (Dollars in thousands, except per share data)
Summary Statement of Condition Information:
  Year-end assets                                    $668,105  $622,380  $534,740  $515,293  $470,672  $468,083
  Year-end loans receivable, net                      546,759   519,255   443,750   419,527   352,016   337,066
  Year-end allowance for loan losses                   14,356    14,601    13,636    10,590     6,029     4,732
  Year-end available-for-sale securities                4,656     3,091        --        --        --        --
  Year-end held-to-maturity securities                 49,182    46,970    48,217    51,218    61,915    82,105
  Year-end foreclosed assets held for sale, net         9,862     7,999     6,070     8,909    12,386    14,230
  Year-end allowance for foreclosed asset losses        1,086       933     1,549     1,192     1,117     1,186
  Year-end intangibles                                  1,102     1,187     1,272     1,356     1,441     1,526
  Year-end deposits                                   397,055   384,327   358,987   326,611   350,346   349,070
  Year-end total borrowings                           197,265   168,270   108,587   130,253    64,994    63,462
  Year-end stockholders' equity (retained
    earnings substantially restricted)                 67,808    62,982    61,462    51,723    49,879    49,229
  Average loans receivable, net                       536,695   486,726   433,638   376,620   340,365   339,027
  Average total assets                                643,885   584,536   527,842   479,261   465,107   462,969
  Average deposits                                    385,734   374,011   340,933   327,647   347,511   352,793
  Average stockholders' equity                         65,355    60,942    57,758    50,618    49,614    48,500
  Year-end number of deposit accounts                            59,461    58,054    53,960    53,251    56,419
  Year-end number of full-service offices                  25        25        25        25        27        27

Summary Income Statement Information:
  Interest income                                     $53,938   $47,110  $ 38,988  $ 37,162  $ 39,023  $ 42,929
  Interest expense                                     28,132    23,411    17,433    16,810    22,136    28,333
  Net interest income                                  25,806    23,699    21,555    20,352    16,887    14,596
  Provision for loan losses                             1,451     1,319     3,023     4,677     2,857     1,864
  Net interest income after provision for loan losses  24,355    22,380    18,532    15,675    14,030    12,732
  Service charge fees                                   2,382     2,273     2,131     1,762     1,623     1,602
  Net realized gains on sales of
    available-for-sale securities                         680        21        --        --        --        --
  Net realized gains on sales of loans                    540        92       565       387       295        61
  Income (expense) on foreclosed assets                   728      (243)      588       352    (1,068)     (647)
  Other non-interest income                             5,994     5,771     5,565     4,692     4,282     3,993
  Non-interest expenses                                16,274    15,293    14,661    13,599    12,826    13,110
  Income before income taxes                           18,405    15,001    12,720     9,269     6,336     4,631
  Provision for income taxes                            7,111     5,513     4,379     4,533     2,544     1,368
  Income before change in accounting principle         11,294     9,488     8,341     4,736     3,792     3,263
  Change in accounting principle                           --        --     3,375        --        --        --
  Net income                                          $11,294  $  9,488  $ 11,716  $  4,736  $  3,792  $  3,263




                                                                         Year Ended June 30,
                                                       ---------------------------------------------------------
                                                         1996      1995      1994      1993      1992      1991
                                                       -------   -------   -------   -------   -------   -------
Per Common Share Data:
  Primary earnings per common share:
    Income before change in accounting principle        $2.46     $2.00     $1.66      $.92      $.68      $.55
    Change in accounting principle                         --        --       .67        --        --        --
    Net Income                                           2.46      2.00      2.33       .92       .68       .55
  Fully diluted earnings per common share:
    Income before change in accounting principle        $2.45     $2.00     $1.66      $.92      $.68      $.55
    Change in accounting principle                         --        --       .67        --        --        --
    Net Income                                           2.45      2.00      2.33       .92       .68       .55
  Cash dividends declared                                 .70       .60       .31       .13       .13       .13
  Book value                                            15.39     13.99     12.84     10.82      9.86      8.40
  Average shares outstanding                            4,463     4,581     4,824     4,899     5,550     5,904
  Year-end actual shares outstanding                    4,406     4,503     4,785     4,779     5,055     5,583
  Year-end fully diluted shares outstanding             4,609     4,739     5,028     5,127     5,550     5,904

Earnings Performance Ratios:
  Return on assets                                       1.75%     1.62%     1.58%     0.99%     0.82%     0.70%
  Return on stockholders' equity                        17.28     15.57     14.44      9.36      7.64      6.73
  Non-interest expense to average total assets           2.53      2.62      2.78      2.77      2.99      2.83
  Average interest rate spread                           3.82      3.86      4.05      4.20      3.55      2.93
  Year-end interest rate spread                          3.72      3.79      3.87      3.71      3.60      3.28
  Net interest margin (1)                                4.21      4.25      4.31      4.51      3.87      3.36
  Adjusted efficiency ratio (excl. foreclosed assets)   45.97     48.01     49.17     50.01     55.56     64.73
  Average interest-earning assets as a percentage
    of average interest-bearing liabilities            108.4     109.3     107.4     108.3     107.5     106.6




                                                                         Year Ended June 30,
                                                       ---------------------------------------------------------
                                                         1996      1995      1994      1993      1992      1991
                                                       -------   -------   -------   -------   -------   -------

Asset Quality Ratios:
  Allowance for loan losses/year-end loans               2.63%     2.81%     3.08%     2.52%    1.71%      1.41%
  Non-performing assets/year-end
    loans and foreclosed assets                          2.83      2.25      3.33      3.40     4.64       5.58
  Allowance for loan losses/non-performing loans       243.03    380.23    186.04    237.50   130.89      88.90
  Net charge-offs/average loans                           .32       .07     (0.01)     0.03     0.46       0.74
  Non-performing assets/average total assets             2.62      2.18      2.83      3.04     3.89       4.48

Capital Ratios:
  Average stockholders' equity to average assets        10.15%    10.43%    10.94%    10.56%    10.67%    10.47%
  Year-end tangible stockholders' equity to assets      10.09      9.93     11.26      9.77     10.28     10.20
  Common dividend pay-out ratio                         28.6      30.0      13.9      13.0      17.6      21.7

(1) For further discussion, refer to Management's Discussion and Analysis of Financial Condition and Results of
Operations-Average Balances, Interest Rates and Yields in the Annual Report to Stockholders, which portions are incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report to Stockholders, which portions are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Information.

The financial statements and supplementary data required by this Item are set forth in the Annual Report to Stockholders, which portions are incorporated herein by reference. All financial statement schedules should be read in conjunction with the financial statements the notes thereto and the related report of the Company's independent accountants in the Annual Report and are qualified by reference thereto.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.


PART III

Responses incorporated by reference into the items under Part III of this Form 10-K are done so pursuant to Rule 12b-23 and General
Instruction G(3) to Form 10-K.  The Registrant's Definitive Proxy
Statement was electronically filed on September 18, 1996.


Item 10.  Directors and Executive Officers of the Registrant.

(a)  Directors of the Registrant

        See "Election of Directors" in the Registrant's Definitive Proxy Statement for fiscal year 1996, which portion is incorporated herein by reference.

(b)  Executive Officers of the Registrant

        Included under Part I of this Form 10-K.

(c)  Compliance with Section 16(a) of the Exchange Act

        See "Beneficial Ownership Reports of Management" in the
        Registrant's Definitive Proxy Statement for the fiscal year 1996, which portion is incorporated herein by reference.


Item 11.  Executive Compensation.

See "Executive Compensation" in the Registrant's Definitive Proxy
Statement, which portion is incorporated herein by reference except for the "Report on Executive Compensation" and the "Stock
Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

(a) See "Voting" in the Registrant's Definitive Proxy Statement, which portion is incorporated herein by reference.

(b)  See "Stock Ownership of Management" in the Registrant's
     Definitive Proxy Statement, which portion is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

See "Indebtedness of Management and Transactions with Certain
Related Persons" in the Registrant's Definitive Proxy Statement, which portion is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  List of Documents Filed as Part of This Report

  (1)  Financial Statements

    The financial statements and related notes, together with the report of Baird, Kurtz and Dobson dated August 12, 1996, which appears on pages 26 through 39 of the Registrant's Annual Report to Stockholders, which portion is incorporated herein by reference.

  (2)  Financial Statement Schedules

    None. The financial statement schedules are included in the Annual Report to Stockholders, which portions are incorporated herein by reference into Item 8 of Part II of this Form 10-K.

    All financial statement schedules should be read in conjunction with the financial statements the notes thereto and the related report of the Company's independent accountants in the Annual Report to Stockholders and are qualified by reference thereto. Schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission not included with these financial statement schedules have been omitted because they were not applicable, significant or the required information is shown in the financial statements or note thereto.

  (3)  List of Exhibits

    Exhibits incorporated by reference below are incorporated by reference pursuant to Rule 12b-32.

     (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

            Inapplicable.

     (3)  Articles of incorporation and Bylaws

            (i) The Registrant's Certificate of Incorporation previously filed with the Commission (File no. 33-30597) as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 dated August 18,1989, is incorporated herein by reference as Exhibit 3.1.

            (ii) The Registrant's Bylaws, as amended, previously filed with the Commission (File no. 33-30597) as
            Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1990, is incorporated herein by reference as Exhibit 3.2.

     (4) Instruments defining the rights of security holders, including indentures

            Inapplicable.

     (9)  Voting trust agreement

            Inapplicable.

    (10)  Material contracts

            The Registrant's 1989 Stock Option and Incentive Plan previously filed with the Commission (File no. 33-30597) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, is incorporated herein by reference as Exhibit 10.1.

            An Employment Agreement dated February 1, 1990 between the Registrant and William V. Turner previously filed with the Commission (File no. 33-30597) as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 dated August 18, 1989, is incorporated herein by reference as Exhibit 10.2.

            An Employment Agreement dated February 1, 1990 between the Registrant and Don M. Gibson previously filed with the Commission (File no. 33-30597) as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 dated August 18, 1989, is incorporated herein by reference as Exhibit 10.3.

            An Employment Agreement dated July 1, 1993 between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 33-30597) as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, is incorporated herein by reference as Exhibit 10.4.

    (11)  Statement re computation of per share earnings

            Inapplicable.

    (12)  Statements re computation of ratios

            Inapplicable.

    (13) Annual report to security holders, Form 10-Q or quarterly report to security holders

            The Annual Report to Stockholders was filed electronically on September 18, 1996.

    (16)  Letter re change in certifying accountant

            Inapplicable.

    (18)  Letter re change in accounting principles

            Inapplicable.

    (21)  Subsidiaries of the registrant

            A listing of the Registrant's subsidiaries is attached hereto as Exhibit 21.

    (22) Published report regarding matters submitted to vote of security holders

            Inapplicable.

    (23)  Consents of experts and counsel

            The consent of Baird, Kurtz & Dobson to the incorporation by reference into the Form S-8 previously filed on December 16, 1992 with the Commission (File no. 33-55832) of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

    (24)  Power of attorney

            Inapplicable.

    (27)  Financial Data Schedule

            Inapplicable.

    (28) Information from reports furnished to state insurance regulatory authorities

            Inapplicable.

    (99)  Additional Exhibits

            Inapplicable.

(b)  Reports on Form 8-K

        None.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GREAT SOUTHERN BANCORP, INC.
                                      (Registrant)

                              By /s/ William V. Turner
                              William V. Turner
                              President and Chairman of the Board
                                 (Principal Executive Officer)

Date:  September 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   Signature           Capacity in which signed        Date
- ---------------------  ------------------------- ------------------
/s/ William V. Turner   President, Chairman of   September 18, 1996
                        the Board and Director
                         (Principal Executive
                               Officer)

/s/Don M. Gibson       Executive Vice President, September 18, 1996
                        Secretary and Treasurer
                         (Principal Financial
                         Officer and Principal
                          Accounting Officer)

/s/ William E. Barclay         Director          September 18, 1996

/s/ Larry D. Frazier           Director          September 18, 1996

/s/ William K. Powell          Director          September 18, 1996

/s/ Albert F. Turner           Director          September 18, 1996

                      Great Southern Bancorp, Inc.
                          Index to Exhibits
 Exhibit
   No.                        Document                    Page No.
- ---------  --------------------------------------------  ----------
   11      Statement Re Computation of Earnings Per Share . . 79
   21      Subsidiaries of the Registrant . . . . . . . . . . 80
   23      Consent of Baird, Kurtz & Dobson,
             Certified Public Accountants . . . . . . . . . . 81
   27      Financial Data Schedule, which is submitted
             electronically to the Securities and Exchange
             Commission for information only and not filed. . 82

                                                        Exhibit 11
                                                        ----------
Statement Re Computation of Earnings Per Share

                                              Year Ended June 30,
                                            -----------------------
                                               1996         1995
                                            ----------   ----------
Primary:
   Average shares outstanding                4,463,096    4,581,146
   Net effect of dilutive stock options -
     based on the treasury stock method
     using average market price                134,706      153,670
                                             ---------    ---------
Primary Shares                               4,597,802    4,734,816
                                             =========    =========
Net income                                 $11,293,955   $9,487,930
                                            ==========    =========
Per share amount                                 $2.46        $2.00
                                                  ====         ====


Fully diluted:
   Average shares outstanding                4,463,096    4,581,146
   Net effect of dilutive stock options -
     based on the treasury stock method
     using the higher of average market
     price or period end market price          145,979      157,587
                                             ---------    ---------
Fully diluted shares                         4,609,075    4,738,733
                                             =========    =========
Net income                                 $11,293,955   $9,487,930
                                            ==========    =========
Per share amount                                $2.45         $2.00
                                                 ====          ====

                                                         Exhibit 21
                                                         ----------

                   SUBSIDIARIES OF THE REGISTRANT

                                                        State of
                                          Percentage  Incorporation
                                              of            or
     Parent               Subsidiary       Ownership   Organization
- ----------------  ----------------------  ----------  -------------
Great Southern    Great Southern Bank        100%        Missouri
  Bancorp, Inc.

Great Southern    Great Southern             100%        Missouri
  Bancorp, Inc.    Financial Corporation

Great Southern    Great Southern Capital     100%        Missouri
  Bancorp, Inc.    Management, Inc.

Great Southern    Appraisal Services, Inc.   100%        Missouri
  Financial
  Corporation

     We consent to the incorporation by reference on Registration Statement No. 33-55832 on Form S-8 dated December 16, 1992, of our report on the consolidated financial statements and schedules included in the Annual Report on Form 10-K of GREAT SOUTHERN BANCORP, INC. for the year ended June 30, 1996.


                                        /s/ Baird, Kurtz & Dobson




August 12, 1996
Springfield, Missouri