Form 10-Q
period 1996-09-30
GREAT SOUTHERN BANCORP INC
filed 1996-11-14
CIK 854560

----------------------------------------------------------------------
----------------------------------------------------------------------
                           UNITED STATES
                  SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C.  20549
                        --------------------
                             FORM 10-Q

   /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period ended September 30, 1996, or

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

    The number of shares outstanding of each of the registrant's classes of common stock: 8,357,492 shares of common stock, par value $.01, outstanding at November 7, 1996
----------------------------------------------------------------------
----------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                            September 30,    June 30,
                                                                                1996           1996
                                                                            ------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,942,170   $  6,661,290
Interest-bearing deposits in other financial institutions. . . . . . . . .    12,491,978     22,953,737
                                                                             -----------    -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    18,434,148     29,615,027
Available for sale securities. . . . . . . . . . . . . . . . . . . . . . .     4,937,039      4,655,816
Held to maturity securities (fair value $49,293,000 - September 1996;
  $49,291,000 - June 1996) . . . . . . . . . . . . . . . . . . . . . . . .    49,217,274     49,182,323
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   552,765,015    546,759,467
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     5,293,595      9,861,556
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     6,592,776      6,686,954
Accrued interest receivable
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,944,685      4,289,192
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       919,560      1,067,230
Investment in FHLBank Stock. . . . . . . . . . . . . . . . . . . . . . . .    10,022,800     10,022,800
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     2,513,673      1,774,439
Excess of cost over fair value of net assets acquired. . . . . . . . . . .         5,000      1,101,961
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,013,567      3,088,540
                                                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $657,659,132   $668,105,305
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $382,458,878   $397,054,516
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   178,597,750    180,797,043
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    19,421,096     16,467,825
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     3,398,512      2,659,427
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     5,508,705      2,431,507
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,721,099        887,418
                                                                            ------------   ------------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   591,106,040    600,297,736
                                                                            ------------   ------------
Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares
  Common stock, $.01 par value; authorized 10,000,000 shares,
    issued 6,162,501 shares. . . . . . . . . . . . . . . . . . . . . . . .        61,625         61,625
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    16,834,507     16,834,507
Retained earnings (substantially restricted) . . . . . . . . . . . . . . .    67,666,638     67,917,888
Unrealized appreciation on available-for-sale securities, net of
  income taxes of $186,433 - September 1996 and $61,460 - June 1996. . . .       291,600         96,129
Treasury stock, at cost; 1,797,449 shares - September 1996;
  1,756,453 shares - June 1996 . . . . . . . . . . . . . . . . . . . . . .   (18,301,278)   (17,102,580)
                                                                            ------------   ------------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    66,553,092     67,807,569
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $657,659,132   $668,105,305
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 1996           1995
                                             -----------    -----------
INTEREST INCOME
  Loans                                      $12,624,995    $12,240,639
  Investment Securities                        1,009,441        925,041
  Other                                           70,955         52,966
                                              ----------     ----------
    TOTAL INTEREST INCOME                     13,705,391     13,218,646
                                              ----------     ----------
INTEREST EXPENSE
  Deposits                                     4,203,351      4,278,824
  FHLBank advances                             2,662,821      2,519,093
  Short-term borrowings                          145,023        130,223
                                              ----------     ----------
    TOTAL INTEREST EXPENSE                     7,011,195      6,928,140
                                              ----------     ----------
NET INTEREST INCOME                            6,694,196      6,290,506
PROVISION FOR LOAN LOSSES                        410,593        324,080
                                              ----------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    6,283,603      5,966,426
                                              ----------     ----------
NONINTEREST INCOME
  Commissions                                  1,183,208      1,080,646
  Service charge fees                            610,151        607,381
  Net realized gains on sales of loans and
    available-for-sale securities                265,113        733,377
  Income (expense) on foreclosed assets          328,011        (22,999)
  Other income                                   334,088        343,368
                                              ----------     ----------
    TOTAL NONINTEREST INCOME                   2,720,571      2,741,773
                                              ----------     ----------
NONINTEREST EXPENSE
  Salaries and employee benefits               2,361,941      2,045,733
  Net occupancy expense                          561,863        550,491
  Postage                                        145,572        148,289
  Insurance                                    2,814,738        315,001
  Amortization of goodwill                     1,096,961         48,211
  Advertising                                    112,794         82,450
  Office supplies and printing                   127,136         98,469
  Other operating expenses                       504,219        627,567
                                              ----------     ----------
    TOTAL NONINTEREST EXPENSE                  7,725,224      3,916,211
                                              ----------     ----------
INCOME BEFORE INCOME TAXES                     1,278,950      4,791,988
PROVISION FOR INCOME TAXES                       785,653      1,907,400
                                              ----------     ----------
   NET INCOME                                $   493,297    $ 2,884,588
                                              ==========     ==========

EARNINGS PER COMMON SHARE                         $.11           $.62
                                                   ===            ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1996            1995
                                                                 --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $    493,297    $  2,884,588
    Items not requiring (providing) cash:
    Depreciation                                                       214,847         241,580
    Amortization                                                     1,096,961          21,195
    Provision for loan losses                                          410,593         324,080
    Provision for losses on foreclosed assets                                0          75,000
    Net realized gains on sale of loans                               (121,145)       (125,789)
    Loss on sale of premises and equipment                                   0          (1,225)
    Gain on sale of foreclosed assets                                 (352,506)        (21,537)
    Amortization of deferred income,
      premiums and discounts                                          (227,854)       (179,373)
    Net realized gains on sale of available-for-sale securities       (143,968)       (607,188)
    Deferred income taxes                                              (50,000)        155,000
  Changes in:
    Accrued interest receivable                                        492,177        (104,527)
    Prepaid expenses and other assets                                 (739,234)         91,525
    Accounts payable and accrued expenses                            3,077,198         360,774
    Income taxes payable                                               833,681       1,232,012
                                                                   -----------     -----------
  Net cash provided by operating activities                          4,984,047       4,346,115
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                             (1,278,872)     (6,225,133)
  Purchase of premises and equipment                                  (120,669)       (453,764)
  Proceeds from sale of premises and equipment                               0           2,875
  Proceeds from sale of foreclosed assets                              215,044          18,200
  Capitalized costs on foreclosed assets                               (13,462)        (83,686)
  Proceeds from sale of available-for-sale securities                1,002,406       2,217,545
  Proceeds from maturing held-to-maturity securities                 8,801,992          20,916
  Purchase of held-to-maturity securities                           (8,906,328)     (1,502,398)
  Purchase of available-for-sale securities                           (819,217)       (516,488)
                                                                   -----------     -----------
      Net cash used in investing activities                         (1,119,106)     (6,521,933)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in certificates of deposit                (8,588,710)      3,212,370
  Net decrease in checking and savings                              (6,006,929)     (2,774,717)
  Proceeds from FHLBank advances                                    71,195,556     104,766,081
  Repayments of FHLBank advances                                   (73,394,849)    (92,366,620)
  Net increase in short-term borrowings                              2,953,272       4,586,027
  Advances from borrowers for taxes and insurance                      739,085         737,365
  Purchase of treasury stock                                        (1,215,973)       (428,269)
  Dividends paid                                                      (744,547)       (787,861)
  Stock options exercised                                               17,275          30,526
                                                                   -----------     -----------
    Net cash provided by (used in ) financing activities           (15,045,820)     16,974,902
                                                                   -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (11,180,879)     14,799,084
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      29,615,027      17,459,951
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 18,434,148    $ 32,259,035
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

   Subsequent to September 30, 1996, the Company declared and completed a 2-for-1 stock split effective October 21, 1996 for October 11, 1996 stockholders of record. All share information in this document are the shares before this subsequent split.


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

General

  Parts of management's discussion and analysis in the annual report on Form 10-K are not included below. The following should be read in conjunction with management's discussion and analysis in the Company's June 30, 1996 Form 10-K.

   The consolidated net income of the Company and more specifically, the net income of its primary subsidiary, Great Southern Bank, FSB (the "Bank"), is primarily dependent upon the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis than its interest-earning assets. The Company's consolidated net income is also affected by, among other things, gains on sales of loans and available-for-sale investments, provisions for loan losses, service charge fees and commissions, operating expenses and income taxes.

   Management of the Company has developed and implemented an asset/liability management strategy to match the repricing and/or maturity of its interest-earning assets and its interest-bearing liabilities and to achieve improved and sustained operating income without adversely affecting asset quality. In implementing this strategy, the Company has sought, subject to market conditions, to increase its origination of adjustable-rate loans secured by one- to four-family residential real estate in order to increase its investment in loans that are interest rate sensitive. The Company has also sold substantially all of the fixed-rate, one- to four-family residential loans originated since fiscal 1986, with servicing retained through fiscal 1995 and primarily servicing released beginning in fiscal 1996. Beginning in fiscal 1992, the Company's lending returned to origination of adjustable-rate commercial real estate and commercial business loans. By doing so, the Company is attempting to increase significantly its loan fees, increase its investment in loans that are interest rate sensitive and improve the yield on its loan portfolio. The Company intends to continue to prudently evaluate the origination of commercial real estate loans (both to purchase existing properties and construct new properties) in its total loan portfolio subject to commercial real estate and other market conditions and to applicable regulatory restrictions and may increase the percent of the commercial real estate loans to the overall portfolio.

EFFECT OF FEDERAL LAWS AND REGULATIONS

   Federal legislation and regulation significantly affect the banking operations of the Company and the Bank, and have increased competition among savings institutions, commercial banks, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated depository institutions such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank.

   On September 30, 1996, the President of the United States signed into law legislation that impacts two major areas of the Bank. The first major area was a one-time assessment of SAIF-insured institutions of 65.7 basis points of March 31, 1995 SAIF-assessable deposits. The Bank has been assessed approximately $2.5 million ($1.6 million after income taxes) which is due to be paid at the end of November 1996. The payment was expensed at September 30, 1996 and had a significant impact on the Bank's earnings as of the time the payment was accrued.
   Along with this one-time SAIF assessment, the semi-annual SAIF assessment is projected to be reduced, beginning January 1, 1997, from an annualized 23 basis points on SAIF-assessable deposits, to approximately 6.4 basis points annualized on SAIF-assessable deposits. The Bank estimates this will reduce the monthly expense of the Bank, beginning January 1, 1997, by approximately $55,000 ($35,000 after tax).

   The second major area of change is the repeal of the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and no longer creates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts at the time they convert to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The amount of post 1987 recapture for the Bank is estimated at $5 million which would create income taxes of approximately $2 million, or $333,000 per year for each of the six years. The $2 million of tax has been accrued and expensed by the Bank in previous periods and accordingly, will not be reflected in earnings or capital when paid.
   Beginning with the year ending June 30, 1997, the Bank will be required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

RECENT CHANGES IN ACCOUNTING PRINCIPLES

  In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). This statement applies to assets to be held and used as well as assets to be disposed of. SFAS 121 requires an entity to evaluate long-lived assets, certain identifiable intangibles, and related goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 during the current fiscal year ending June 30, 1997. The adoption of SFAS 121 has not had a material effect on the financial condition or net income of the Company.
  In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 requires that mortgage banking enterprises recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. The Company adopted SFAS 122 during the current fiscal year ending June 30, 1997. The adoption of SFAS 122 has not had a material effect on the financial condition or net income of the Company.
   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. This statement applies to financial statements for fiscal 1997. Management is continuing to account for stock-based compensation in accordance with the provisions of APB No. 25. Therefore, SFAS 123 has not had a significant impact on the Company's consolidated financial statements.
   In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 extends the rules in SFAS 122 from servicing of mortgage loans to all loan servicing. The Company adopted SFAS 125 during the current fiscal year ending June 30, 1997. The adoption of SFAS 125 has not had a material effect on the financial condition or net income of the Company.

ASSET AND LIABILITY MANAGEMENT

   During the three months ended September 30, 1996, the Company experienced a slight decline in its total assets. Total assets decreased $10.5 million, primarily due to a decrease in interest-bearing deposits in other financial institutions of $11 million and a decrease in foreclosed assets of $4.6 million, offset by net loan originations of $6 million.

   The decrease in interest-bearing deposits in other financial institutions primarily resulted from the reversal of the higher than normal balances at correspondent banks due to the timing of transferring funds with June 30, 1996 falling on the weekend. The increase in net loan originations was primarily from a loan originated for the sale of a large foreclosed asset.
   Total liabilities decreased $9.2 million, primarily from a decrease in deposits of $15 million and a decrease in FHLBank advances of $2 million, offset by an increase in short-term borrowings of $3 million and an increase in accrued expenses of $3.1 million, the majority of which is the one-time SAIF assessment to be paid in November 1996.
The above represents the Company's continued practice of using primarily short-term FHLBank advances to fund net loan originations and other funding needs.

   Stockholders' equity decreased $1.3 million primarily as a result of dividend declarations and payments of $745,000 and net treasury stock repurchases of $1.2 million, offset by net income of $500,000 and unrealized appreciation on available-for-sale securities of $200,000. The Company repurchased 43,366 shares of common stock at an average price of $28.04 per share and reissued 2,370 shares of treasury stock at an average price of $7.29 per share for stock options exercised.

   Management believes that a key component of successful asset/liability management is the monitoring and management of interest rate sensitivity, which encompasses the repricing and maturity of interest-earning assets and interest-bearing liabilities. During any period in which a financial institution has a positive interest rate sensitivity gap, the amount of its interest-earning assets maturing or otherwise repricing within such period exceeds the amount of the interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a rising interest rate environment, financial institutions with positive interest rate sensitivity gaps generally will experience greater increases in yield on their assets than in the cost of their liabilities. Conversely, in a falling interest rate environment, the cost of funds of financial institutions with positive interest rate sensitivity gaps generally will decrease less than the yield on their assets. Changes in interest rates generally will have the opposite effect on financial institutions with negative interest rate sensitivity gaps. In a rising interest rate environment financial institutions with negative gaps have more liabilities than assets mature or reprice during the relevant period, causing the increase in the cost of liabilities to exceed the increase in the yield on assets. Conversely, in a falling interest rate environment, the cost of funds of financial institutions with negative interest rate sensitivity gaps generally will decrease more than the yield on their assets. The Company's experience with interest rates is discussed in more detail under the headings "Results of Operations and Comparisons of the Three Months Ended September 30, 1996 and 1995" and in management's discussion and analysis in the June 30, 1996 Form 10-K.

   The Company's one-year interest rate sensitivity gap, as a percentage of total interest-earning assets was a positive $98 million, or 12.5%, at September 30, 1996, as compared to a positive $89 million, or 13.6%, at June 30, 1996. The increase of $9 million resulted primarily from: (i) a $5 million increase in business loans, all in the one-year category; and (ii) a $6 million decrease in interest-bearing demand deposits, $2 million decrease in savings deposits, and $6 million decrease in time deposits from a decline in deposit balances; offset by, (iii) an $8 million increase in FHLBank advances mainly due to a shift from other periods; (iv) a $3 million increase in short-term borrowings; and (v) other smaller changes.

   As a part of its asset and liability management strategy, the Company has increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately 30% of total assets are currently invested in commercial real estate and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, and to shorten the average maturity and increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increasing net interest income, such lending, commensurate with the increased risk levels, has also resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.
   While from a credit risk standpoint the Company would prefer higher levels of one- to four-family and other residential loan originations rather than commercial real estate and commercial business loan originations, the Company has adapted to the changing lending environment and originates commercial real estate and commercial business loans to help maintain the desired size of the loan portfolio and assets in total, as well as to maintain the desired yield on the Company's investments.
   Interest rate risk exposure estimates (the sensitivity gap) are not exact measures of an institution's actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Company's sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and would therefore cause a change (which potentially could be material) in the Company's interest rate risk.

   The following table sets forth the Company's interest rate sensitive assets and liabilities that mature or reprice within one year as of the dates indicated and on the basis of the factors and assumptions set forth at the end of the tables.

                                             September 30,  June 30,
                                                 1996         1996
                                             ------------   --------
                                                  (000'S OMITTED)
Residential, commercial real estate and
  construction loans                           $464,617     $463,559
Commercial business loans                        17,079       12,349
Consumer loans                                   16,724       16,202
Investment securities and other                  75,938       76,343
                                                -------      -------
  Total interest rate sensitive assets
    repricing within one year                   574,358      568,453
                                                -------      -------
Interest-bearing demand deposits                106,345      112,289
Savings deposits                                 35,862       37,009
Time deposits                                   186,042      192,909
FHLBank advances                                128,638      120,849
Other borrowings and liabilities                 19,421       16,468
                                                -------      -------
  Total interest rate sensitive liabilities
    repricing within one year                   476,308      479,524
                                                -------      -------
One year interest rate sensitivity gap (1)      $98,050     $ 88,929
                                                =======      =======
Interest rate sensitive assets/interest rate
    sensitive liabilities                         120.6%       118.5%
                                                  =====        =====
One year interest rate sensitivity gap as a
    percent of interest-earning assets             12.5%        13.6%
                                                   ====         ====

___________________________________________
(1) Defined as the Company's interest-earning assets which mature or reprice within one year minus its interest-bearing liabilities that mature or reprice within one year.

  The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at September 30, 1996, on the basis of the factors and assumptions set forth below.

                                                                        Maturing or Repricing
                                                    ---------------------------------------------------------------
                                                                Over 6
                                                     6 Months   Months    Over 1-3   Over 3-5     Over
                                                     or Less   to 1 Year    Years      Years     5 Years     Total
                                                    --------   ---------  --------   --------   --------   --------
                                                                       (Dollars in thousands)
Residential, commercial real
  estate and construction loans                     $357,835   $106,781   $ 19,302    $11,383    $34,814   $530,115
Commercial business loans                             16,920        159        250          0          0     17,329
Consumer loans                                        14,215      2,509      7,038          0          0     23,762
Investment securities and other                       50,092      9,039     17,538          0          0     76,669
                                                     -------    -------    -------     ------     ------    -------
  Total interest-earning assets                      439,062    118,488     44,128     11,383     34,814    647,875
                                                     -------    -------    -------     ------     ------    -------
Interest-bearing demand deposits                     106,345          0          0          0          0    106,345
Savings deposits                                      35,862          0          0          0          0     35,862
Time deposit                                         129,623     56,420     34,453      4,304      5,555    230,355
FHLBank advances                                     113,273     15,365     22,159     10,880     16,725    178,402
Other borrowings and liabilities                      19,421          0          0          0          0     19,421
                                                     -------    -------    -------     ------     ------    -------
  Total interest-bearing liabilities                 404,524     71,785     56,612     15,184     22,280    570,385
                                                     -------    -------    -------     ------     ------    -------
Interest-earning assets less
  interest-bearing liabilities                      $ 34,538   $ 46,703   $(12,484)   $(3,801)   $12,534   $ 77,490
                                                     =======    =======    =======     ======     ======    =======

Cumulative interest rate sensitivity gap            $ 34,538   $ 81,241    $68,757    $64,956    $77,490
                                                     =======    =======     ======     ======     ======

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at September 30, 1996                         5.3%      12.5%      10.6%      10.0%      12.0%
                                                       ===       ====       ====       ====       ====

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at June 30, 1996                             (0.4)%     13.6%       8.9%       8.3%      10.2%
                                                       ===       ====        ===        ===       ====

The assumptions used in the above two tables are:
  -- Prepayment rates are derived from market prepayment rates observed on or about June 30, 1996. They are supplied by the FHLBank of Des Moines Risk Management Department.
  -- Fixed-rate loans, net of loans in process, deferred fees and discounts are shown on the basis of contractual amortization and the prepayment assumptions noted above.
  -- Adjustable-rate loans are assumed to reprice at the earlier of maturity or the next contractual repricing date.
  -- Zero growth and constant percentage composition of assets and liabilities and funds from contractual amortization are not reinvested.
  -- September 30, 1996 computations have been approximated based on the computations and assumptions of June 30, 1996.

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE MONTHS ENDED
SEPTEMBER 30, 1996 and 1995

   The decrease in earnings for the three months ended September 30, 1996 when compared to the same period in 1995 of $2.4 million, or 82.9%, was primarily due to an increase in non-interest expense of $3.8 million and an increase in provision for loan losses of $85,000, offset by an increase in net interest income of $404,000, and a decrease in provision for income taxes of $1.1 million during the period.


Interest Income

   Total interest income increased $486,000, or 3.7%, during the three months ended September 30, 1996, when compared to the three months ended September 30, 1995. The increase was primarily due to a $384,000, or 3.1%, increase in interest income on loans and a $102,000, or 10.4%, increase in interest income on investment securities and interest-bearing deposits.

   Interest income on loans increased from higher average balances, offset by a decrease from lower average yields. Interest income increased $614,000 as the result of higher average loan balances of $546 million during the three months ended September 30, 1996 compared to $519 million during the three months ended September 30, 1995. Interest income decreased $230,000 as the result of a decrease in average yield from 9.43% in the three months ended September 30, 1995, to 9.24% in the three months ended September 30, 1996, as a result of lower market rates.

   Of the increase in interest income on investment securities and interest-bearing deposits, $49,000 was the result of higher average balances from $75 million in the three months ended September 30,1995 to $78.6 million in the three months ended September 30, 1996, primarily as a result of increases in investment securities. The remaining increase of $53,000 was the result of an increase in average yields from 5.22% during the three months ended September 30, 1995 to 5.49% during the three months ended September 30, 1996 as a result of higher market rates on investment securities.


Interest Expense

   Total interest expense increased $83,000, or 1.2%, during the three months ended September 30, 1996 when compared with the same period in 1995. The increase was primarily due to a $159,000, or 6%, increase in interest expense on FHLBank advances and other borrowings, offset by a $76,000, or 1.8%, decrease in interest expense on deposits.

   Interest expense on FHLBank advances and other borrowings increased $254,000 due to higher average balances from $173 million in the three months ended September 30, 1995 to $190 million in the three months ended September 30, 1996. The increase was offset by a $95,000 decrease due to lower average interest rates from 6.14% in the three months ended September 30, 1995 to 5.90% in the three months ended September 30, 1996. Average balances increased as a result of the Company's use of short term FHLBank advances to partially fund loan growth and manage overall funds costs. The changes in average rates were a result of changes in market rates.

   Interest expense on deposits during the three months ended September 30, 1996, decreased primarily as a result of a decrease in market rates offset by an increase in volume. Interest expense decreased $160,000 primarily as a result of lower average rates on time deposits from 5.84% during the three months ended September 30, 1995, to 5.57% during the three months ended September 30, 1996.
Lower average market rates was the primary factor causing the decrease in average rates.

   Interest expense on deposits increased $84,000 as a result of increases in volume. The increase in volume was primarily in time deposits and interest-bearing demand deposits, respectively, from average balances of $233 million and $104 million during the three months ended September 30, 1995 to average balances of $236 million and $110 million during the three months ended September 30, 1996.


Net Interest Income

   The Company's overall interest rate spread increased 4 basis points, or 1%, from 3.84% during the three months ended September 30, 1995, to 3.88% during the three months ended September 30, 1996. The increase is due to an overall decrease in the weighted average rates paid on interest-bearing liabilities offset by a lesser overall decrease in the weighted average yield received on interest-earning assets.


Provision for Loan Losses

   The provision for loan losses increased from $324,000 during the three months ended September 30, 1995 to $411,000 during the three months ended September 30, 1996. In any accounting period, the provision for loan losses is affected by many factors including, but not limited to, the change in the composition of the loan portfolio, the increase or decrease in total loans, the level of delinquencies and other non-performing loans and the historical loss experience of the portfolio.

   Non-performing assets decreased $3.7 million, or 22%, during the three months ended September 30, 1996 from $16.9 million at June 30, 1996 to $13.1 million at September 30, 1996. Non-performing loans increased $900,000, or 15.3%, from $5.9 million at June 30, 1996 to $6.8 million at September 30, 1996, and foreclosed assets declined $4.5 million from $10.9 million at June 30, 1996 to $6.4 million at September 30, 1996. Non-performing loans at September 30, 1996 and June 30, 1996, included $451,000 and $452,000, respectively, of loans in connection with the sale of foreclosed assets, which are loans that have higher than usual loan-to-value ratios and are originated in connection with the sale of foreclosed assets. Substantially all of these loans were performing at September 30, 1996.

   The $900,000 increase in non-performing loans was primarily the result of (i) the addition of a net loan for $4.3 million as a result of 100% financing of the sale of the foreclosed asset described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Branson, Missouri"; partially offset by
(ii) the payoff of the $934,000 loan described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Lake Ozark, Missouri"; (iii) the receipt of all scheduled payments currently due on the loans totaling $984,000 described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 30 under the heading "Branson, Missouri - Restaurant"; (iv) the receipt of all scheduled payments currently due on the $600,000 Tax Increment Financing (TIF) loan of the project described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Lake Ozark, Missouri" ; and (v) the foreclosure of a $250,000 restaurant loan, five single family homes totaling $440,000 and charge-offs on these foreclosures of approximately $100,000.

   The net loan of $4.3 million on the sale of the foreclosed assets has a deferred gain of $427,000 currently netted against it. If the buyer is able to liquidate the project as planned, this gain will be recognized at a future time when the loan has paid down to an adequate level.

   The $4.5 million decline in foreclosed assets during the three months ended September 30, 1996 was primarily due to: (i) the sale of the $4.3 million property noted in the non-performing loan section above; (ii) the sale of the $550,000 property described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 33 under the heading "Springfield, Missouri - Ellis Trucking Terminal" with 28% cash down and normal long-term financing for the balance; (iii) the sale of condominium units carried at an aggregate of $312,000 and 1 single-family home carried at $54,000; offset by
(iv) the foreclosure of the properties noted in item (v) in the non-performing loan section above; and (vi) various other activity of smaller properties in the account.

   Potential problem loans increased $1.8 million during the three months ended September 30, 1996 from $4.7 million at June 30, 1996 to $6.5 million at September 30, 1996. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. The main reason for the increase in potential problem loans is: (i) an increase of $984,000 from the improved credit quality and upgrade from non-performing status of the project disclosed in the non-performing loan section above; (ii) the increase of $300,000 in a condominium project in Branson, Missouri due to additional advances from increased collateral positions; and (iii) the deterioration of the credit quality of various projects, partially offset by the improvement from non-performing of other projects, netting approximately $500,000.
   The allowance for loan losses at September 30, 1996 and June 30, 1996, respectively, totaled $14.7 million and $14.4 million, representing 2.7% and 2.6% of total loans, 216% and 243% of non-performing loans, and 110% and 136% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses totaled $1.1 million at both September 30, 1996 and June 30, 1996, respectively, representing 17% and 9.9% of total foreclosed assets. Although the Company maintains the allowance for loan losses and the allowance for foreclosed asset losses at levels which it considers to be adequate to provide for potential losses and selling expenses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Non-interest Income
   Non-interest income decreased $21,000, or .8%, in the three months ended September 30, 1996 when compared to the same period in 1995. The decrease was primarily due to: (i) a decrease in income of $464,000 from the sale of available-for-sale securities; offset by
(ii) an increase in income on foreclosed assets of $351,000 from the sale in the September 30, 1996 quarter of the foreclosed properties discussed above; (iii) an increase in commission income of $102,000 from the travel, insurance and investment subsidiaries; and (iv) modest increases and decreases in other non-interest income items.

Non-interest Expense
   Non-interest expense increased $3.8 million, or 97.3%, in the three months ended September 30, 1996 when compared to the same period in 1995. The increase was primarily due to: (i) an increase in insurance of $2.5 million due to the accrual of the one-time SAIF assessment discussed previously; (ii) an increase in goodwill amortization of $1 million due to the write-off of goodwill remaining from a 1982 failed thrift purchase; (iii) an increase of $316,000 in salaries and other employee benefits with approximately one-half of this increase in the Bank due to growth and the remainder primarily in the travel, insurance and investment subsidiaries; (iv) an increase in advertising of $31,000, or 38%, and (v) an increase in office supplies and printing of $29,000, or 30%.

Provision for Income Taxes

   Provision for income taxes as a percentage of pre-tax income increased from 40% in the three months ended September 30, 1995 to 61% in the three months ended September 30, 1996. The increase was primarily due to the write-off of the goodwill amortization discussed above, which is a non-deductible item.


Average Balances, Interest Rates and Yields

   The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The tables do not include non-interest-bearing demand deposits and do not reflect any effect of income taxes.

                                                                    Three Months Ended September 30,
                                                       ---------------------------------------------------------
                                                                   1996                          1995
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $546,358   $12,625   9.24%     $519,450   $12,241   9.43%
  Investment securities and other
    interest-earning assets                              78,642     1,080   5.49        74,968       978   5.22
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $625,000    13,705   8.77      $594,418    13,219   8.90
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $110,263       688   2.50      $104,120       643   2.47
  Savings deposits                                       36,620       225   2.46        37,578       235   2.50
  Time deposits                                         236,292     3,290   5.57       232,787     3,401   5.84
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      383,175     4,203   4.39       374,485     4,279   4.57
  FHLBank advances and other borrowings                 190,345     2,808   5.90       172,699     2,649   6.14
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $573,520     7,011   4.89      $547,184     6,928   5.06
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $6,694   3.88%                 $6,291   3.84%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.28%                          4.23%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  109.0%                         108.6%
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

                                                   Three Months Ended September 30,
                                                           1996 vs. 1995
                                                   --------------------------------
                                                        Increase
                                                       (Decrease)
                                                         Due to        Total
                                                      -------------   Increase
                                                      Rate   Volume  (Decrease)
                                                      ----   ------  ----------
                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                    $(230)  $  614    $  384
  Investment securities and
    other interest-earning assets                        53       49       102
                                                        ---      ---       ---
      Total interest-earning assets                    (177)     663       486
                                                        ---      ---       ---
Interest-bearing liabilities:
  Demand deposits                                         7       38        45
  Savings deposits                                       (4)      (6)      (10)
  Time deposits                                        (163)      52      (111)
                                                        ---      ---       ---
    Total deposits                                     (160)      84       (76)
  FHLBank advances and other borrowings                 (95)     254       159
                                                        ---      ---       ---
      Total interest-bearing liabilities               (255)     338        83
                                                        ---      ---       ---
  Net interest income                                 $  78     $325    $  403
                                                        ===      ===       ===

LIQUIDITY AND CAPITAL RESOURCES

General

   The Company's capital position remained strong, with stockholders' equity at $66.6 million, or 10.1% of total assets of $658 million at September 30, 1996 compared to equity at $67.8 million, or 10.1%, of total assets of $668 million at June 30, 1996. In addition, the Bank exceeds each of the regulatory capital requirements. At September 30, 1996, the Bank had ratios of tangible and core capital to assets of 8.1% and risk-based capital of 12.3%. Federal regulations at that date required tangible, core and risk-based capital ratios of 1.5%, 3% and 8%, respectively.

   The Bank is required by regulation to maintain liquidity ratios at certain levels. Currently, a minimum of 5% of the combined total of deposits and short-term borrowings must be maintained in the form of cash and eligible investments. The Bank has historically maintained its liquidity ratio at a level in excess of that required. As of September 30, 1996, the Bank's liquidity ratio was 5.9%, compared to 7.3% at June 30, 1996. Management believes that the Company has sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At September 30, 1996, the Company had commitments of approximately $70 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

   At September 30, 1996, the investment securities held to maturity included $115,000 of gross unrealized gains and $39,000 of gross unrealized losses related to securities intended to be held until maturity. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the investment portfolio is foreseen.

   The Company's primary sources of funds are savings deposits, FHLBank advances, other borrowings, loan repayments, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when necessary, supplement deposits with less expensive alternative sources of funds.

STATEMENT OF CASH FLOWS

  During the three months ended September 30, 1996 and 1995, the Company had positive cash flows from operating activities, and during the three months ended September 30, 1995, the Company had positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during the three months ended September 30, 1996 and 1995, and had negative cash flows from financing activities during the three months ended September 30, 1996.
  Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income, adjusted for non-cash and non-operating items, was the primary source of cash flows from operating activities. Operating activities provided cash flows of $5 million and $4.3 million in cash during the three months ended September 30, 1996 and 1995, respectively.
   During the three months ended September 30, 1996 and 1995, investing activities used cash of $1.1 million and $6.5 million, respectively, primarily due to the net increase of loans in both periods.
   Changes in cash flows from financing activities of the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities used $15 million in cash during the three months ended September 30, 1996 and provided $17 million in cash during the three months ended September 30, 1995. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, and changes in short-term borrowings.


DIVIDENDS

   During the three months ended September 30, 1996 and September 30, 1995, the Company declared and paid dividends in each period of $0.175 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

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

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to Vote of Common Stockholders

   At the Company's annual meeting of stockholders held on October 16, 1996, the results of the matters voted upon were as follows:

   (a)  Each of the following nominees for election as director was elected.
                             Affirmative         Votes
            Director            Votes          Withheld
       ------------------    -----------      ---------
       William E. Barclay     3,898,186         3,776
       Larry D. Frazier       3,899,525         2,437

   (b) An affirmative vote in excess of the majority of the shares available to vote was obtained to approve the amendment to the Certificate of Incorporation to increase authorized common stock.

          Affirmative      Negative       Abstentions
          -----------      --------       -----------
           3,893,135          713            8,114

   (c) An affirmative vote in excess of the majority of the shares available to vote was obtained to approve the appointment of Baird, Kurtz & Dobson as auditors for the current fiscal year.

          Affirmative      Negative       Abstentions
          -----------      --------       -----------
           3,868,661        20,153           13,148

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   a)  Exhibits
     See the attached exhibit 11, Statement re computation of earnings per share.
     See the attached exhibit 27, Financial Data Schedule.

   b)  Reports on Form 8-K

     On August 23, 1996, the Registrant filed a Form 8-K announcing a 2-for-1 stock split contingent on stockholder approval of an increase in authorized common shares.

     On October 8, 1996, the Registrant filed a Form 8-K disclosing two items which materially impacted the September 30, 1996 quarterly earnings. The status of a stock buy-back program and the announcement of a new stock buy-back program were also disclosed.

                             SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: November 14, 1996         /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: November 14, 1996         /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended
                                                         September 30,
                                                      1996          1995
                                                   ----------    ----------
Primary:

  Average shares outstanding                        4,385,267     4,497,324
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        139,290       156,122
                                                    ---------     ---------
  Primary shares                                    4,524,557     4,653,446
                                                    =========     =========
  Net income                                         $493,297    $2,884,588
                                                      =======     =========
  Per share amount                                     $0.11         $0.62
                                                        ====          ====


Fully diluted:

  Average shares outstanding                        4,385,267     4,497,324
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        144,744       157,850
                                                    ---------     ---------
  Primary shares                                    4,530,011     4,655,174
                                                    =========     =========
  Net income                                         $493,297    $2,884,588
                                                      =======     =========
  Per share amount                                     $0.11         $0.62
                                                        ====          ====
