Form 10-Q
period 1996-12-31
GREAT SOUTHERN BANCORP INC
filed 1997-02-14
CIK 854560

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

        For the Quarterly Period ended December 31, 1996, or

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

    The number of shares outstanding of each of the registrant's classes of common stock: 8,330,643 shares of common stock, par value $.01, outstanding at February 8, 1997
----------------------------------------------------------------------
----------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                            December 31,     June 30,
                                                                                1996           1996
                                                                            ------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,940,830   $  6,661,290
Interest-bearing deposits in other financial institutions. . . . . . . . .    10,136,971     22,953,737
                                                                             -----------    -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    16,077,801     29,615,027
Available for sale securities. . . . . . . . . . . . . . . . . . . . . . .     6,072,007      4,655,816
Held to maturity securities (fair value $49,445,000 - December 1996;
  $49,291,000 - June 1996) . . . . . . . . . . . . . . . . . . . . . . . .    49,428,429     49,182,323
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   565,376,695    546,759,467
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     4,985,440      9,861,556
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     6,546,790      6,686,954
Accrued interest receivable
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,867,391      4,289,192
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       987,312      1,067,230
Investment in FHLBank Stock. . . . . . . . . . . . . . . . . . . . . . . .    10,792,600     10,022,800
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     2,492,350      1,774,439
Excess of cost over fair value of net assets acquired. . . . . . . . . . .            --      1,101,961
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,856,009      3,088,540
                                                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $669,482,824   $668,105,305
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $379,487,782   $397,054,516
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   207,778,389    180,797,043
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    16,919,509     16,467,825
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     1,170,422      2,659,427
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,684,797      2,431,507
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,271,516        887,418
                                                                            ------------   ------------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   609,312,415    600,297,736
                                                                            ------------   ------------
Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares
  Common stock, $.01 par value; authorized 10,000,000 shares; issued
    12,325,002 - December 1996; issued 6,162,501 shares - June 1996. . . .       123,250         61,625
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    16,783,382     16,834,507
Retained earnings (substantially restricted) . . . . . . . . . . . . . . .    69,732,031     67,917,888
Unrealized appreciation on available-for-sale securities, net of
  income taxes of $403,991 - December 1996 and $61,460 - June 1996 . . . .       631,885         96,129
Treasury stock, at cost; 4,148,299 shares - December 1996;
  3,512,906 shares - June 1996 . . . . . . . . . . . . . . . . . . . . . .   (27,100,139)   (17,102,580)
                                                                            ------------   ------------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    60,170,409     67,807,569
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $669,482,824   $668,105,305
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    DECEMBER 31,                  DECEMBER 31,
                                                 1996           1995           1996          1995
                                             -----------    -----------     -----------   -----------
INTEREST INCOME
  Loans                                      $12,690,402    $12,381,573     $25,315,397   $24,622,212
  Investment Securities                          985,609        969,711       1,995,050     1,894,752
  Other                                           61,718         50,238         132,673       103,204
                                              ----------     ----------      ----------    ----------
    TOTAL INTEREST INCOME                     13,737,729     13,401,522      27,443,120    26,620,168
                                              ----------     ----------      ----------    ----------
INTEREST EXPENSE
  Deposits                                     4,038,517      4,254,233       8,241,868     8,533,057
  FHLBank advances                             2,891,283      2,601,805       5,554,104     5,120,898
  Short-term borrowings                          175,733        166,622         320,756       296,845
                                              ----------     ----------      ----------    ----------
    TOTAL INTEREST EXPENSE                     7,105,533      7,022,660      14,116,728    13,950,800
                                              ----------     ----------      ----------    ----------
NET INTEREST INCOME                            6,632,196      6,378,862      13,326,392    12,669,368
PROVISION FOR LOAN LOSSES                        448,892        323,325         859,485       647,405
                                              ----------    -----------      ----------    ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    6,183,304      6,055,537      12,466,907    12,021,963
                                              ----------     ----------      ----------    ----------
NONINTEREST INCOME
  Commissions                                  1,398,467      1,126,615       2,581,675     2,207,261
  Service charge fees                            720,408        587,393       1,330,559     1,194,774
  Net realized gains on sales of loans and
    available-for-sale securities                132,004         95,313         397,117       828,690
  Income (expense) on foreclosed assets          (11,575)      (129,481)        316,436      (152,480)
  Other income                                   330,615        332,495         664,703       675,863
                                              ----------     ----------      ----------    ----------
    TOTAL NONINTEREST INCOME                   2,569,919      2,012,335       5,290,490     4,754,108
                                              ----------     ----------      ----------    ----------
NONINTEREST EXPENSE
  Salaries and employee benefits               2,163,103      2,013,924       4,525,044     4,059,657
  Net occupancy expense                          544,719        549,739       1,106,582     1,100,230
  Postage                                        159,689        152,714         305,261       301,003
  Insurance                                      328,899        318,801       3,143,637       633,802
  Amortization of goodwill                        10,000         48,212       1,106,961        96,423
  Advertising                                    159,941        151,844         272,735       234,294
  Office supplies and printing                   109,520        111,401         236,656       209,870
  Other operating expenses                       568,526        580,109       1,072,745     1,207,676
                                              ----------     ----------      ----------    ----------
    TOTAL NONINTEREST EXPENSE                  4,044,397      3,926,744      11,769,621     7,842,955
                                              ----------     ----------      ----------    ----------
INCOME BEFORE INCOME TAXES                     4,708,826      4,141,128       5,987,776     8,933,116
PROVISION FOR INCOME TAXES                     1,801,091      1,663,100       2,586,744     3,570,500
                                              ----------     ----------      ----------    ----------
   NET INCOME                                $ 2,907,735    $ 2,478,028     $ 3,401,032   $ 5,362,616
                                              ==========     ==========      ==========    ==========

EARNINGS PER COMMON SHARE                         $.34           $.27            $.38         $.58
                                                   ===            ===             ===          ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                  SIX MONTHS ENDED DECEMBER 3!,
                                                                       1996            1995
                                                                 --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  3,401,032    $  5,362,616
    Items not requiring (providing) cash:
    Depreciation                                                       433,432         486,667
    Amortization                                                     1,101,961          42,390
    Provision for loan losses                                          859,485         647,405
    Provision for losses on foreclosed assets                                0          75,000
    Net realized gains on sale of loans                               (253,149)       (221,102)
    FHLBank stock dividend                                                  --        (176,400)
    Gain on sale of premises and equipment                                (847)         (1,219)
    Gain on sale of foreclosed assets                                 (440,211)        (15,647)
    Amortization of deferred income,
      premiums and discounts                                          (397,983)       (311,002)
    Net realized gains on sale of available-for-sale securities       (143,968)       (607,188)
    Deferred income taxes                                             (110,000)        456,000
  Changes in:
    Accrued interest receivable                                        501,719         159,334
    Prepaid expenses and other assets                                 (717,911)        154,054
    Accounts payable and accrued expenses                              253,290         512,104
    Income taxes payable                                               384,098        (246,865)
                                                                   -----------     -----------
  Net cash provided by operating activities                          4,870,948       6,316,147
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                            (13,741,205)    (25,329,070)
  Purchase of premises and equipment                                  (293,521)       (583,106)
  Proceeds from sale of premises and equipment                           1,100           2,875
  Proceeds from sale of foreclosed assets                              562,514         451,283
  Capitalized costs on foreclosed assets                              (194,662)       (115,488)
  Proceeds from sale of available-for-sale securities                1,066,219       2,218,206
  Proceeds from maturing held-to-maturity securities                18,054,030          22,779
  Purchase of held-to-maturity securities                          (18,436,037)     (1,502,398)
  Purchase of available-for-sale securities                         (1,460,155)     (2,039,863)
  Purchase of Federal Home Loan Bank Stock                            (769,800)       (810,600)
                                                                   -----------     -----------
      Net cash used in investing activities                        (15,211,517)    (27,685,382)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in certificates of deposit               (11,310,473)      9,404,078
  Net decrease in checking and savings                              (6,256,262)     (5,302,429)
  Proceeds from FHLBank advances                                   271,987,468     274,845,688
  Repayments of FHLBank advances                                  (245,006,122)   (247,713,743)
  Net increase in short-term borrowings                                451,685       3,662,632
  Advances from borrowers for taxes and insurance                   (1,489,005)     (1,430,634)
  Purchase of treasury stock                                       (10,015,405)       (980,379)
  Dividends paid                                                    (1,586,889)     (1,572,769)
  Stock options exercised                                               28,346          79,351
                                                                   -----------     -----------
    Net cash provided by (used in ) financing activities            (3,196,657)     30,991,795
                                                                   -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (13,537,226)      9,622,560
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      29,615,027      17,459,951
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 16,077,801    $ 27,082,511
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

   The Company completed a 2-for-1 stock split on October 21, 1996. Prior period information included in this form 10-Q reflects this stock split, when necessary.


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

   On September 30, 1996, the President of the United States signed into law, legislation that impacts two major areas of the Bank. The first major area was a one-time assessment of SAIF-insured institutions of 65.7 basis points of March 31, 1995 SAIF-assessable deposits. The Bank was assessed approximately $2.5 million ($1.6 million after income taxes) which was paid at the end of November 1996. The payment was expensed in the September 30, 1996 quarter and had a significant impact on the Bank's earnings as of the time the payment was accrued.

   Along with this one-time SAIF assessment, the semi-annual SAIF assessment was reduced, beginning January 1, 1997, from an annualized 23 basis points on SAIF-assessable deposits, to approximately 6.48 basis points annualized on SAIF-assessable deposits. The Bank estimates this will reduce the monthly expense of the Bank, beginning January 1, 1997, by approximately $55,000 ($35,000 after tax). As a result of this lower assessment rate, subsequent to December 31, 1996, the Bank significantly increased the level of brokered deposits used to fund asset growth. The rates paid on these deposits, when compared to alternative sources and allowing for deposit insurance costs, is comparable to FHLBank advances but do not require the asset pledging the FHLBank requires.

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

   Beginning with the current fiscal year ending June 30, 1997, the Bank will be required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.


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


ASSET AND LIABILITY MANAGEMENT

   During the six months ended December 31, 1996, the Company experienced a slight increase of $1.4 million in its total assets. There was a change in the various asset categories with the main areas of change being an increase in net loans of $18.6 million, offset by a decrease in cash and interest-bearing deposits in other financial institutions of $13.5 million and a decrease in foreclosed assets of $4.9 million.

  The increase in net loans was primarily from commercial real estate loans of $8 million and one other residential loan of $4.2 million originated for the sale of a large foreclosed asset. The decrease in interest-bearing deposits in other financial institutions primarily resulted from the reversal of the higher than normal balances at correspondent banks due to the timing of transferring funds with June 30, 1996 falling on the weekend. The decrease in foreclosed assets is primarily from the sale of one large property discussed in the non-performing asset section below.

   Total liabilities increased $9 million, primarily from an increase in FHLBank advances of $27 million offset by a decrease in deposits of $18 million. The above represented the Company's continued practice of using primarily short-term FHLBank advances to fund net loan originations and other funding needs. As noted above, subsequent to December 31, 1996, the Bank significantly increased the level of brokered deposits as a source of funding.

   Stockholders' equity decreased $7.6 million primarily as a result of net treasury stock purchases of $10 million and dividend declarations and payments of $1.6 million, offset by net income of $3.4 million and unrealized appreciation on available-for-sale securities of $536,000. The Company repurchased 640,583 shares of common stock at an average price of $15.63 per share and reissued 5,190 shares of treasury stock at an average price of $3.44 per share for stock options exercised during the six months ended December 31, 1996.

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

   In a rising interest rate environment financial institutions with negative gaps have more liabilities than assets mature or reprice during the relevant period, causing the increase in the cost of liabilities to exceed the increase in the yield on assets.
Conversely, in a falling interest rate environment, the cost of funds of financial institutions with negative interest rate sensitivity gaps generally will decrease more than the yield on their assets. The Company's experience with interest rates is discussed in more detail under the headings "Results of Operations and Comparisons of the Three and Six Months Ended December 31, 1996 and 1995" and in management's discussion and analysis in the June 30, 1996 Form 10-K.

   The Company's one-year interest rate sensitivity gap, as a percentage of total interest-earning assets was a positive $51 million, or 7.7%, at December 31, 1996, as compared to a positive $89 million, or 13.6%, at June 30, 1996. The decrease of $38 million resulted primarily from: (i) a $26 million increase in funded loans, substantially all in the one-year category, offset by a $26 million decrease in investment securities due to a shifting of maturities from the 1 year or less category to the 1 to 2 years category; (ii) an $18 million decrease in overall deposits, substantially all in the 1 year or less category; and (iii) a $51 million increase in FHLBank advances due to an increase in balances combined with a shift from other periods.

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


                                             December 31,   June 30,
                                                 1996         1996
                                             ------------   --------
                                                  (000'S OMITTED)
Residential, commercial real estate and
  construction loans                           $480,577     $463,559
Commercial business loans                        17,635       12,349
Consumer loans                                   18,764       16,202
Investment securities and other                  50,377       76,343
                                                -------      -------
  Total interest rate sensitive assets
    repricing within one year                   567,353      568,453
                                                -------      -------
Interest-bearing demand deposits                107,727      112,289
Savings deposits                                 34,469       37,009
Time deposits                                   185,676      192,909
FHLBank advances                                171,592      120,849
Other borrowings and liabilities                 16,920       16,468
                                                -------      -------
  Total interest rate sensitive liabilities
    repricing within one year                   516,384      479,524
                                                -------      -------
One year interest rate sensitivity gap (1)      $50,969     $ 88,929
                                                =======      =======
Interest rate sensitive assets/interest rate
    sensitive liabilities                         109.9%       118.5%
                                                  =====        =====
One year interest rate sensitivity gap as a
    percent of interest-earning assets              7.7%        13.6%
                                                   ====         ====

___________________________________________
(1) Defined as the Company's interest-earning assets which mature or reprice within one year minus its interest-bearing liabilities that mature or reprice within one year.

  The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at December 31, 1996, on the basis of the factors and assumptions set forth below.

                                                                        Maturing or Repricing
                                                    ---------------------------------------------------------------
                                                                Over 6
                                                     6 Months   Months    Over 1-3   Over 3-5     Over
                                                     or Less   to 1 Year    Years      Years     5 Years     Total
                                                    --------   ---------  --------   --------   --------   --------
                                                                       (Dollars in thousands)
Residential, commercial real
  estate and construction loans                     $372,707   $107,870   $ 16,380    $ 9,778    $34,659   $541,394
Commercial business loans                             17,392        243        232          0          0     17,867
Consumer loans                                        16,467      2,297      6,096          0          0     24,860
Investment securities and other                       48,375      2,002     26,053          0          0     76,430
                                                     -------    -------    -------     ------     ------    -------
  Total interest-earning assets                      454,941    112,412     48,761      9,778     34,659    660,551
                                                     -------    -------    -------     ------     ------    -------
Interest-bearing demand deposits                     107,727          0          0          0          0    107,727
Savings deposits                                      34,469          0          0          0          0     34,469
Time deposit                                         135,204     50,472     32,142     10,465          0    228,283
FHLBank advances                                     136,206     35,386     14,191      3,960     18,035    207,778
Other borrowings and liabilities                      16,920          0          0          0          0     16,920
                                                     -------    -------    -------     ------     ------    -------
  Total interest-bearing liabilities                 430,526     85,858     46,333     14,425     18,035    595,177
                                                     -------    -------    -------     ------     ------    -------
Interest-earning assets less
  interest-bearing liabilities                      $ 24,415   $ 26,554   $  2,428    $(4,647)   $16,624   $ 65,374
                                                     =======    =======    =======     ======     ======    =======

Cumulative interest rate sensitivity gap            $ 24,415   $ 50,969    $53,397    $48,750    $65,374
                                                     =======    =======     ======     ======     ======

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at December 31, 1996                          3.7%       7.7%       8.1%       7.4%       9.9%
                                                       ===       ====       ====       ====       ====

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at June 30, 1996                             (0.4)%     13.6%       8.9%       8.3%      10.2%
                                                       ===       ====        ===        ===       ====

The assumptions used in the above two tables are:
  -- Prepayment rates are derived from market prepayment rates observed on or about December 31, 1996. They are supplied by the FHLBank of Des Moines Risk Management Department.
  -- Fixed-rate loans, net of loans in process, deferred fees and discounts are shown on the basis of contractual amortization and the prepayment assumptions noted above.
  -- Adjustable-rate loans are assumed to reprice at the earlier of maturity or the next contractual repricing date.
  -- Zero growth and constant percentage composition of assets and liabilities and funds from contractual amortization are not reinvested.


RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 and 1995

   The increase in earnings for the three months ended December 31, 1996 when compared to the same period in 1995 of $430,000, or 17.3%, was primarily due to an increase in non-interest income of $560,000 and an increase in net interest income of $260,000, offset by an increase in non-interest expense of $120,000, an increase in provision for loan losses of $130,000 and an increase in provision for income taxes of $140,000 during the period.

   The decrease in earnings for the six months ended December 31, 1996 when compared to the same period in 1995 of $2 million, or 36.6%, was primarily due to an increase in non-interest expense of $3.9 million and an increase in provision for loan losses of $210,000, offset by an increase in non-interest income of $535,000, an increase in net interest income of $655,000, and a decrease in provision for income taxes of $985,000 during the period.


Total Interest Income

   Total interest income increased $336,000, or 2.5%, during the three months ended December 31, 1996, when compared to the three months ended December 31, 1995. The increase was primarily due to a $308,000, or 2.5%, increase in interest income on loans and a $28,000, or 2.7%, increase in interest income on investment securities and interest-bearing deposits.

   Total interest income increased $823,000, or 3.1%, during the six months ended December 31, 1996, when compared to the six months ended December 31, 1995. The increase was primarily due to a $693,000, or 2.8%, increase in interest income on loans and a $130,000, or 6.5%, increase in interest income on investment securities and interest-bearing deposits.

Interest Income - Loans

   For the three month period, interest income on loans increased from higher average balances, offset by a decrease from lower average yields. Interest income increased $457,000 as the result of higher average loan balances from $535 million during the three months ended December 31, 1995 to $555 million during the three months ended December 31, 1996. Interest income decreased $149,000 as the result of a decrease in average yield from 9.26% in the three months ended December 31, 1995, to 9.15% in the three months ended December 31, 1996, as a result of lower market rates.

   For the six month period, interest income on loans increased from higher average balances, offset by a decrease from lower average yields. Interest income increased $1.1 million as the result of higher average loan balances from $527 million during the six months ended December 31, 1995 to $551 million during the six months ended December 31, 1996. Interest income decreased $378,000 as the result of a decrease in average yield from 9.34% in the six months ended December 31, 1995, to 9.20% in the six months ended December 31, 1996, as a result of lower market rates.

Interest Income - Investments and Other Interest-Bearing Deposits

   Of the increase in interest income on investment securities and interest-bearing deposits, $63,000 and $15,000, respectively, was the result of higher average balances from $75 million and $76 million in the three and six months ended December 31,1995 to $78 million in both the three and six months ended December 1, 1996, primarily as a result of slight increases in investment securities. The remaining increase of $13,000 and $53,000, respectively, was the result of an increase in average yields from 5.32% and 5.26%, respectively, during the three and six months ended December 31, 1995 to 5.39% and 5.44%, respectively, during the three and six months ended December 31, 1996 as a result of higher market rates on investment securities.


Total Interest Expense

   Total interest expense increased $83,000, or 1.2%, during the three months ended December 31, 1996 when compared with the same period in 1995 and $166,000, or 1.2%, during the six months ended December 31, 1996 when compared with the same period in 1995. The increase during the three month period was primarily due to a $298,000, or 10.8%, increase in interest expense on FHLBank advances and other borrowings, offset by a $215,000, or 5.1%, decrease in interest expense on deposits. The increase during the six month period was primarily due to a $457,000, or 8.4%, increase in interest expense on FHLBank advances and other borrowings, offset by a $291,000, or 3.4%, decrease in interest expense on deposits.

Interest Expense - FHLBank and Other Borrowings

   For the three month period, interest expense on FHLBank advances and other borrowings increased $201,000 due to higher average balances from $193 million in the three months ended December 31, 1995 to $206 million in the three months ended December 31, 1996. In addition, an increase of $97,000 was the result of higher average interest rates from 5.75% in the three months ended December 31, 1995 to 5.94% in the three months ended December 31, 1996.

   For the six month period, interest expense on FHLBank advances and other borrowings increased $331,000 due to higher average balances from $187 million in the six months ended December 31, 1995 to $199 million in the six months ended December 31, 1996. In addition, an increase of $126,000 was the result of higher average interest rates from 5.79% in the six months ended December 31, 1995 to 5.92% in the three months ended December 31, 1996.

   In both the three and six month periods, average balances increased as a result of the Company's use of short term FHLBank advances to partially fund loan growth and manage overall funds costs. The changes in average rates were a result of changes in market rates.

Interest Expense - Deposits

   For the three month period, interest expense on deposits decreased as a result of an overall decrease in both average balances and market rates. Interest expense decreased $168,000 as a result of lower average balances of time deposits from $240 million during the three months ended December 31, 1995 to $228 million during the three months ended December 31, 1996. In addition, a decrease of $103,000 was the result of lower average rates from 5.68% during the three months ended December 31, 1995, to 5.51% during the three months ended December 31, 1996.

   For the six month period, interest expense on deposits also decreased as a result of an overall decrease in both average balances and market rates. Interest expense decreased $260,000 as a result of lower average rates on time deposits from 5.76% during the six months ended December 31, 1995 to 5.54% during the six months ended December 31, 1996. In addition, a decrease of $122,000 was the result of lower average balances on time deposits from $237 million during the six months ended December 31, 1995, to $232 during the six months ended December 31, 1996.

   Interest expense on deposits increased $56,000 and $94,000 as a result of increases in average balances of interest-bearing demand deposits $101 million and $102 million, respectively, during the three and six months ended December 31, 1995 to $110 million during both the three and six months ended December 31, 1996.

Net Interest Income

   For the three month period, the Company's overall interest rate spread decreased 6 basis points, or 1.6%, from 3.85% during the three months ended December 31, 1995, to 3.79% during the three months ended December 31, 1996.

   For the six month period, the Company's overall interest rate spread decreased 5 basis points, or 1.3%, from 3.88% during the three months ended December 31, 1995, to 3.83% during the three months ended December 31, 1996.

   The decrease in both periods was due to an overall decrease in the weighted average yield received on interest-earning assets partially offset by a lesser overall decrease in the rates paid on interest-bearing liabilities.


Provision for Loan Losses

   The provision for loan losses increased from $324,000 and $647,000, respectively, during the three and six months ended December 30, 1995 to $449,000 and $859,000, respectively, during the six months ended December 31, 1996. In any accounting period, the provision for loan losses is affected by many factors including, but not limited to, the change in the composition of the loan portfolio, the increase or decrease in total loans, the level of delinquencies and other non-performing loans and the historical loss experience of the portfolio.

   Non-performing assets decreased $4.4 million, or 26%, during the six months ended December 31, 1996 from $16.9 million at June 30, 1996 to $12.5 million at December 31, 1996. Non-performing loans increased $837,000, or 14.2%, from $5.9 million at June 30, 1996 to $6.7 million at December 31, 1996, and foreclosed assets declined $5.2 million from $10.9 million at June 30, 1996 to $5.7 million at December 31, 1996. Non-performing loans at December 31, 1996 and June 30, 1996, included $320,000 and $452,000, respectively, of loans in connection with the sale of foreclosed assets, which are loans that have higher than usual loan-to-value ratios and are originated in connection with the sale of foreclosed assets. Substantially all of these loans were performing at December 31, 1996.

   The $837,000 increase in non-performing loans was primarily the result of (i) the addition of a net loan for $3.8 million (net of deferred gain and actual payments received) as a result of 100% financing of the sale of the foreclosed asset described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Branson, Missouri"; partially offset by
(ii) the payoff of the $934,000 loan described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Lake Ozark, Missouri"; (iii) the receipt of all scheduled payments currently due on the loans totaling $984,000 described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 30 under the heading "Branson, Missouri - Restaurant"; (iv) the receipt of all scheduled payments currently due on the $600,000 Tax Increment Financing (TIF) loan of the project described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Lake Ozark, Missouri"; (v) the addition of a loan for $233,000 on an apartment building located near Branson, Missouri; (vi) the addition of a residential development of $273,000 located in Springfield, Missouri; and (vii) the foreclosure of a $250,000 restaurant loan (sold during the six months ended December 31, 1996), five single family homes totaling $440,000 and charge-offs on these foreclosures of approximately $100,000.

   The net loan of $3.8 million on the sale of the foreclosed assets has a deferred gain of $427,000 currently netted against it. If the buyer is able to liquidate the project as planned, this gain will be recognized at a future time when the loan has paid down to an adequate level.

   The $5.2 million decline in foreclosed assets during the six months ended December 31, 1996 was primarily due to: (i) the sale of the $4.3 million property noted in the non-performing loan section above; (ii) the sale of the $550,000 property described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 33 under the heading "Springfield, Missouri - Ellis Trucking Terminal" with 28% cash down and normal long-term financing for the balance; (iii) the sale of condominium units carried at an aggregate of $312,000 and 1 single-family home carried at $54,000; offset by (iv) the foreclosure of the properties noted in item (v) in the non-performing loan section above; (vi) a $207,000 charge-down on the property described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 32 under the heading "Branson, Missouri - Clevenger Cove Campground" as the result of an updated appraisal; and (vii) various other activity of smaller properties in the account.

   Potential problem loans increased $7.9 million during the six months ended December 31, 1996 from $4.7 million at June 30, 1996 to $12.6 million at December 31, 1996. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. The main reason for the increase in potential problem loans is: (i) an increase of $5.5 million from the continued cash flow problems of a theater in Branson, Missouri; (ii) the continued credit deterioration of the borrower on a $985,000 loan secured by commercial lots located in Branson, Missouri;
(iii) an increase of $950,000 from the improved credit quality and upgrade from non-performing status of the project disclosed in the non-performing loan section above; (iv) the increase of $280,000 in a condominium project in Branson, Missouri due to additional advances from increased collateral positions; (v) the deterioration of credit quality of a $250,000 commercial real estate loan secured by a building in Springfield, Missouri; and (vi) the deterioration of the credit quality of various projects, partially offset by the improvement from non-performing of other projects.

   The allowance for loan losses at December 31, 1996 and June 30, 1996, respectively, totaled $15.1 million and $14.4 million, representing 2.7% and 2.6% of total loans, 223% and 243% of non-performing loans, and 78% and 136% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses totaled $728,000 and $1.1 million at December 31, 1996 and June 30, 1996, respectively, representing 12.7% and 9.9% of total foreclosed assets. Although the Company maintains the allowance for loan losses and the allowance for foreclosed asset losses at levels which it considers to be adequate to provide for potential losses and selling expenses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Non-interest Income

   Non-interest income increased $558,000, or 27.7%, in the three months ended December 31, 1996 when compared to the same period in 1995. The increase was primarily due to: (i) an increase in commission income of $270,000 from the travel, insurance and investment subsidiaries; (ii) an increase in service charge income of $135,000 on transaction accounts from an increased fee structure;
(iii) an increase in income on foreclosed assets of $120,000 from the decline in net expenses of foreclosed properties;; and (iv) an increase in income of $33,000 from increased profits from sales of loans; and (v) modest increases and decreases in other non-interest income items.

   Non-interest income increased $536,000, or 11.3%, in the six months ended December 31, 1996 when compared to the same period in 1995. The increase was primarily due to: (i) an increase in income on foreclosed assets of $470,000 from the sale in the September 30, 1996 quarter of the foreclosed properties, some of which were previously discussed;
(ii) an increase in commission income of $375,000 from the travel, insurance and investment subsidiaries; (iii) an increase of $135,000 in service charge income on transaction accounts from an increased fee structure; offset by (iv) a decrease in income of $460,000 from the sale of available-for-sale securities; and (v) modest increases and decreases in other non-interest income items.


Non-interest Expense

   Non-interest expense increased $120,000, or 3%, in the three months ended December 31, 1996 when compared to the same period in 1995 primarily due to an increase of $150,000 in salaries and other employee benefits due to asset and earnings growth, offset by a decrease in goodwill amortization of $38,000 due to the write-off of remaining goodwill in the September 30, 1996 quarter.

   Non-interest expense increased $3.9 million, or 50%, in the six months ended December 31, 1996 when compared to the same period in 1995. The increase was primarily due to: (i) an increase in insurance of $2.5 million due to the accrual of the one-time SAIF assessment discussed previously; (ii) an increase in goodwill amortization of $1 million due to the write-off of goodwill remaining from a 1982 failed thrift purchase; and (iii) an increase of $465,000 in salaries and other employee benefits due to asset and earnings growth.


Provision for Income Taxes

   Provision for income taxes as a percentage of pre-tax income decreased from 40% in the three months ended December 31, 1995 to 38% in the three months ended December 31, 1996. The decrease was partially due to the decrease in the write-off of the goodwill, which is a non-deductible item and partially due to fluctuations in accrual estimates.

   Provision for income taxes as a percentage of pre-tax income increased from 40% in the six months ended December 31, 1995 to 43% in the six months ended December 31, 1996. The increase was primarily due to the write-off of the goodwill amortization discussed above, which is a non-deductible item as well as fluctuations in accrual estimates.

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


                                                                    Three Months Ended December 31,
                                                       ---------------------------------------------------------
                                                                   1996                          1995
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $554,751   $12,690   9.15%     $534,656   $12,382   9.26%
  Investment securities and other
    interest-earning assets                              77,829     1,048   5.39        76,712     1,020   5.32
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $632,580    13,738   8.69      $611,368    13,402   8.77
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $109,820       676   2.46      $100,748       607   2.41
  Savings deposits                                       35,459       221   2.49        37,386       234   2.50
  Time deposits                                         228,235     3,142   5.51       240,317     3,413   5.68
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      383,175     4,039   4.33       378,451     4,254   4.50
  FHLBank advances and other borrowings                 206,404     3,067   5.94       192,755     2,769   5.75
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $589,579     7,106   4.90      $571,206     7,023   4.92
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $6,632   3.79%                 $6,379   3.85%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.19%                          4.17%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  109.1%                         107.0%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.

                                                                     Six Months Ended December 31,
                                                       ---------------------------------------------------------
                                                                   1996                          1995
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $550,557   $25,315   9.20%     $527,050   $24,622   9.34%
  Investment securities and other
    interest-earning assets                              78,254     2,128   5.44        75,909     1,998   5.26
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $628,811    27,443   8.73      $602,959    26,620   8.83
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $110,043     1,364   2.48      $102,434     1,250   2.44
  Savings deposits                                       36,039       446   2.48        37,482       469   2.50
  Time deposits                                         232,263     6,432   5.54       236,552     6,814   5.76
                                                        -------    ------   ----       -------    ------   ----
    Total deposits                                      378,345     8,242   4.36       376,468     8,533   4.53
  FHLBank advances and other borrowings                 198,567     5,875   5.92       187,298     5,418   5.79
                                                        -------    ------   ----       -------    ------   ----
  Total interest-bearing liabilities                   $576,912    14,117   4.89      $563,766    13,951   4.99
                                                        =======    ------   ----       =======    ------   ----
Net interest income:
  Interest rate spread                                            $13,326   3.83%                $12,669   3.88%
                                                                   ======   ====                  ======   ====

Net interest margin(1)                                                      4.24%                          4.20%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  109.0%                         107.0%
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

                                              Three Months Ended December 31,      Six Months Ended December 31,
                                                      1996 vs. 1995                      1996 vs. 1995
                                              --------------------------------    ------------------------------
                                                   Increase                          Increase
                                                  (Decrease)                        (Decrease)
                                                    Due to        Total               Due to        Total
                                                 -------------   Increase          -------------   Increase
                                                 Rate   Volume  (Decrease)         Rate   Volume  (Decrease)
                                                 ----   ------  ----------         ----   ------  ----------
                                                  (Dollars in thousands)            (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $(149)  $  457    $  308          $(378)  $1,071    $ 693
  Investment securities and
    other interest-earning assets                   13       15        28             67       63      130
                                                   ---      ---       ---            ---    -----      ---
      Total interest-earning assets               (136)     472       336           (311)   1,134      823
                                                   ---      ---       ---            ---    -----      ---
Interest-bearing liabilities:
  Demand deposits                                   13       56        69             20       94      114
  Savings deposits                                  (1)     (12)      (13)            (5)     (18)     (23)
  Time deposits                                   (103)    (168)     (271)          (260)    (122)    (382)
                                                   ---      ---       ---            ---    -----      ---
    Total deposits                                 (91)    (124)     (215)          (245)     (46)    (291)
  FHLBank advances and other borrowings             97      201       298            126      331      457
                                                   ---      ---       ---            ---    -----      ---
      Total interest-bearing liabilities             6       77        83           (119)     285      166
                                                   ---      ---       ---            ---    -----      ---
  Net interest income                            $(142)    $395    $  253          $(192)  $  849    $ 657
                                                   ===      ===       ===            ===    =====      ===

LIQUIDITY AND CAPITAL RESOURCES

General

   The Company's capital position remained strong, with stockholders' equity at $60.2 million, or 9% of total assets of $669 million at December 31, 1996 compared to equity at $67.8 million, or 10.1%, of total assets of $668 million at June 30, 1996. In addition, the Bank exceeds each of the regulatory capital requirements. At December 31, 1996, the Bank had ratios of tangible and core capital to assets of 7.9% and risk-based capital of 12%. Federal regulations at that date required tangible, core and risk-based capital ratios of 1.5%, 3% and 8%, respectively.

   The Bank is required by regulation to maintain liquidity ratios at certain levels. Currently, a minimum of 5% of the combined total of deposits and short-term borrowings must be maintained in the form of cash and eligible investments. The Bank has historically maintained its liquidity ratio at a level in excess of that required. As of December 31, 1996, the Bank's liquidity ratio was 6.9%, compared to 7.3% at June 30, 1996. Management believes that the Company has sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At December 31, 1996, the Company had commitments of approximately $56 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

   At December 31, 1996, the investment securities held to maturity included $67,000 of gross unrealized gains and $51,000 of gross unrealized losses related to securities intended to be held until maturity. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the investment portfolio is foreseen.

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

STATEMENT OF CASH FLOWS

  During the six months ended December 31, 1996 and 1995, the Company had positive cash flows from operating activities, and during the six months ended December 30, 1995, the Company had positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during the six months ended December 31, 1996 and 1995, and had negative cash flows from financing activities during the six months ended December 31, 1996.

  Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income, adjusted for non-cash and non-operating items, was the primary source of cash flows from operating activities. Operating activities provided cash flows of $4.9 million and $6.3 million in cash during the six months ended December 31, 1996 and 1995, respectively.

   During the six months ended December 31, 1996 and 1995, investing activities used cash of $15.2 million and $27.7 million, respectively, primarily due to the net increase of loans in both periods.

   Changes in cash flows from financing activities of the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities used $3.2 million in cash during the six months ended December 31, 1996 and provided $31 million in cash during the six months ended December 30, 1995. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, and changes in short-term borrowings.


DIVIDENDS

   During the six months ended December 31, 1996 and December 31,
1995, respectively, the Company declared and paid dividends of $0.1875 and $0.1750 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

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

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to Vote of Common Stockholders

   See Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

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

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: February 13, 1997         /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: February 13 1997         /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended           Six Months Ended
                                                         December 30,                December 31,
                                                      1996          1995          1996          1995
                                                   ----------    ----------    ----------    ----------
Primary:

  Average shares outstanding                        8,338,937     8,966,284     8,554,730     8,980,466
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        304,666       284,422       291,225       284,422
                                                    ---------     ---------     ---------     ---------
  Primary shares                                    8,643,603     9,250,706     8,845,955     9,264,888
                                                    =========     =========     =========     =========
  Net income                                       $2,907,735    $2,478,028    $3,401,032    $5,362,616
                                                    =========     =========     =========     =========
  Per share amount                                      $0.34         $0.27         $0.38         $0.58
                                                         ====          ====          ====          ====


Fully diluted:

  Average shares outstanding                        8,338,937     8,966,284     8,554,730     8,980,466
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        315,227       295,560       315,227       295,560
                                                    ---------     ---------     ---------     ---------
  Primary shares                                    8,654,164     9,261,844     8,869,957     9,276,026
                                                    =========     =========     =========     =========
  Net income                                       $2,907,735    $2,478,028    $3,401,032    $5,362,616
                                                    =========     =========     =========     =========
  Per share amount                                      $0.34         $0.27         $0.38         $0.58
                                                         ====          ====          ====          ====
