Form 10-Q
period 1997-03-31
GREAT SOUTHERN BANCORP INC
filed 1997-05-14
CIK 854560

----------------------------------------------------------------------
----------------------------------------------------------------------
                           UNITED STATES
                  SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C.  20549
                        --------------------
                             FORM 10-Q

   /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the Quarterly Period ended March 31, 1997, or

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

    The number of shares outstanding of each of the registrant's classes of common stock: 8,130,372 shares of common stock, par value $.01, outstanding at April 30, 1997
----------------------------------------------------------------------
----------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                              March 31,      June 30,
                                                                                1997           1996
                                                                            ------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,974,120   $  6,661,290
Interest-bearing deposits in other financial institutions. . . . . . . . .     5,272,757     22,953,737
                                                                             -----------    -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    12,066,877     29,615,027
Available for sale securities. . . . . . . . . . . . . . . . . . . . . . .     6,454,507      4,655,816
Held to maturity securities (fair value $48,587,000 - March 1997;
  $49,291,000 - June 1996) . . . . . . . . . . . . . . . . . . . . . . . .    48,793,797     49,182,323
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   579,070,007    546,759,467
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     4,603,019      9,861,556
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     6,808,846      6,686,954
Accrued interest receivable
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,222,678      4,289,192
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       810,079      1,067,230
Investment in FHLBank Stock. . . . . . . . . . . . . . . . . . . . . . . .    10,792,600     10,022,800
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     2,653,258      1,774,439
Excess of cost over fair value of net assets acquired. . . . . . . . . . .            --      1,101,961
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,877,054      3,088,540
                                                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $679,152,722   $668,105,305
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $462,893,905   $397,054,516
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   133,733,398    180,797,043
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    15,989,253     16,467,825
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     1,735,365      2,659,427
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,144,248      2,431,507
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,757,615        887,418
                                                                            ------------   ------------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   618,253,784    600,297,736
                                                                            ------------   ------------
Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares
  Common stock, $.01 par value; authorized 10,000,000 shares; issued
    12,325,002 - March 1997; issued 6,162,501 shares - June 1996. . . .          123,250         61,625
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    16,972,327     16,834,507
Retained earnings (substantially restricted) . . . . . . . . . . . . . . .    71,792,926     67,917,888
Unrealized appreciation on available-for-sale securities, net of
  income taxes of $572,946 - March 1997 and $61,460 - June 1996 . . . .          896,147         96,129
Treasury stock, at cost; 4,045,027 shares - March 1997;
  3,512,906 shares - June 1996 . . . . . . . . . . . . . . . . . . . . . .   (28,885,712)   (17,102,580)
                                                                            ------------   ------------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    60,898,938     67,807,569
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $679,152,722   $668,105,305
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
                                                 1997           1996           1997          1996
                                             -----------    -----------     -----------   -----------
INTEREST INCOME
  Loans                                      $12,949,649    $12,487,950     $38,265,046   $37,110,162
  Investment Securities                          931,273        963,073       2,926,323     2,857,825
  Other                                           60,549         42,186         193,222       145,390
                                              ----------     ----------      ----------    ----------
    TOTAL INTEREST INCOME                     13,941,471     13,493,209      41,384,591    40,113,377
                                              ----------     ----------      ----------    ----------
INTEREST EXPENSE
  Deposits                                     4,820,305      4,271,225      13,062,173    12,804,282
  FHLBank advances                             2,317,515      2,735,961       7,871,619     7,856,859
  Short-term borrowings                          130,766        124,421         451,522       421,266
                                              ----------     ----------      ----------    ----------
    TOTAL INTEREST EXPENSE                     7,268,586      7,131,607      21,385,314    21,082,407
                                              ----------     ----------      ----------    ----------
NET INTEREST INCOME                            6,672,885      6,361,602      19,999,277    19,030,970
PROVISION FOR LOAN LOSSES                        427,615        350,016       1,287,100       997,421
                                              ----------    -----------      ----------    ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    6,245,270      6,011,586      18,712,177    18,033,549
                                              ----------     ----------      ----------    ----------
NONINTEREST INCOME
  Commissions                                  1,103,300      1,044,825       3,684,975     3,252,086
  Service charge fees                            673,886        572,170       2,004,445     1,766,944
  Net realized gains on sales of loans and
    available-for-sale securities                181,370        167,339         578,487       996,029
  Income (expense) on foreclosed assets          (23,517)       972,129         292,919       819,649
  Other income                                   372,473        454,285       1,037,176     1,130,148
                                              ----------     ----------      ----------    ----------
    TOTAL NONINTEREST INCOME                   2,307,512      3,210,748       7,598,002     7,964,856
                                              ----------     ----------      ----------    ----------
NONINTEREST EXPENSE
  Salaries and employee benefits               2,331,679      2,137,559       6,856,723     6,197,216
  Net occupancy expense                          589,509        572,074       1,696,091     1,672,304
  Postage                                        164,971        165,966         470,232       466,969
  Insurance                                      119,290        317,057       3,262,927       950,859
  Amortization of goodwill                             0         48,211       1,106,961       144,634
  Advertising                                    143,843        111,417         416,578       345,711
  Office supplies and printing                   151,344        115,822         388,000       325,692
  Other operating expenses                       526,483        816,014       1,599,228     2,023,690
                                              ----------     ----------      ----------    ----------
    TOTAL NONINTEREST EXPENSE                  4,027,119      4,284,120      15,796,740    12,127,075
                                              ----------     ----------      ----------    ----------
INCOME BEFORE INCOME TAXES                     4,525,663      4,938,214      10,513,439    13,871,300
PROVISION FOR INCOME TAXES                     1,616,413      1,717,800       4,203,157     5,288,300
                                              ----------     ----------      ----------    ----------
   NET INCOME                                $ 2,909,250    $ 3,220,414     $ 6,310,282   $ 8,583,030
                                              ==========     ==========      ==========    ==========

EARNINGS PER COMMON SHARE                         $.35           $.35            $.74         $.94
                                                   ===            ===             ===          ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                   NINE MONTHS ENDED MARCH 31,
                                                                       1997            1996
                                                                 --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  6,310,282    $ 8,583,030
  Items not requiring (providing) cash:
    Depreciation                                                       682,166         730,554
    Amortization                                                     1,101,961          63,585
    Provision for loan losses                                        1,287,100         997,421
    Provision for losses on foreclosed assets                          100,000         175,000
    Net realized gains on sale of loans                               (373,062)       (388,474)
    FHLBank stock dividend                                                  --        (176,400)
    (Gain)/loss on sale of premises and equipment                       (2,382)          2,171
    Gain on sale of foreclosed assets                                 (511,420)     (1,273,949)
    Amortization of deferred income,
      premiums and discounts                                          (710,439)       (504,190)
    Net realized gains on sale of available-for-sale securities       (205,426)       (607,154)
    Deferred income taxes                                             (300,000)        704,000
  Changes in:
    Accrued interest receivable                                        323,665        (806,379)
    Prepaid expenses and other assets                                 (878,819)        272,579
    Accounts payable and accrued expenses                             (287,259)        532,295
    Income taxes payable                                             1,046,697        (703,002)
                                                                   -----------     -----------
  Net cash provided by operating activities                          7,583,064       7,601,087
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                            (27,419,910)    (23,848,503)
  Purchase of premises and equipment                                  (807,467)       (775,283)
  Proceeds from sale of premises and equipment                           5,791           2,875
  Proceeds from sale of foreclosed assets                              945,514       1,924,721
  Capitalized costs on foreclosed assets                              (194,660)       (192,278)
  Proceeds from sale of available-for-sale securities                1,377,623       2,219,926
  Proceeds from maturing held-to-maturity securities                31,398,775       3,524,684
  Purchase of held-to-maturity securities                          (31,185,375)     (8,865,991)
  Purchase of available-for-sale securities                         (1,659,384)     (2,702,316)
  Purchase of Federal Home Loan Bank Stock                            (769,800)       (861,100)
                                                                   -----------     -----------
      Net cash used in investing activities                        (28,308,893)    (29,573,265)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                           72,506,020       5,827,656
  Net increase (decrease) in checking and savings                   (6,666,632)        657,448
  Proceeds from FHLBank advances                                   363,210,755     337,104,678
  Repayments of FHLBank advances                                  (410,274,400)   (311,608,290)
  Net increase (decrease) in short-term borrowings                    (478,571)      2,356,726
  Advances from borrowers for taxes and insurance                     (924,062)     (1,274,139)
  Purchase of treasury stock                                       (12,234,178)     (2,439,524)
  Dividends paid                                                    (2,435,244)     (2,356,559)
  Stock options exercised                                              473,991         203,222
                                                                   -----------     -----------
    Net cash provided by financing activities                        3,177,679      28,471,218
                                                                   -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (17,548,150)      6,499,040
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      29,615,027      17,459,951
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 12,066,877    $ 23,958,991
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

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

   On September 30, 1996, the President of the United States signed into law, legislation that impacted two major areas of the Bank. The first major area was a one-time assessment of SAIF-insured institutions of 65.7 basis points of March 31, 1995 SAIF-assessable deposits. The Bank was assessed approximately $2.5 million ($1.6 million after income taxes) which was paid at the end of November 1996. The payment was expensed in the September 30, 1996 quarter and had a significant impact on the Bank's earnings as of the time the payment was accrued.

   Along with this one-time SAIF assessment, the semi-annual SAIF assessment was reduced, beginning January 1, 1997, from an annualized 23 basis points on SAIF-assessable deposits, to approximately 6.48 basis points annualized on SAIF-assessable deposits. This reduced the monthly expense of the Bank, beginning January 1, 1997, by approximately $55,000 ($35,000 after tax). As a result of this lower assessment rate, the Bank significantly increased (approximately $80 million) the level of brokered deposits used to fund asset growth beginning in the March 31, 1997 quarter. The rates paid on these deposits, when compared to alternative sources and allowing for deposit insurance costs, is comparable to FHLBank advances but do not require the asset pledging the FHLBank requires.

   The second major area of change is the repeal of the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and no longer creates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts at the time they convert to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The amount of post 1987 recapture for the Bank is estimated at $5 million which would create income taxes of approximately $2 million, or $333,000 per year for each of the six years. The $2 million of tax has been accrued and expensed by the Bank in previous periods and accordingly, will not be reflected as a reduction in earnings or capital when paid.

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


ASSET AND LIABILITY MANAGEMENT

   During the nine months ended March 31, 1997, the Company experienced a small increase of $11.1 million in its total assets. There was a change in the various asset categories with the main areas of change being an increase in net loans of $32.3 million, offset by a decrease in cash and interest-bearing deposits in other financial institutions of $17.5 million and a decrease in foreclosed assets of $5.3 million.

  The increase in net loans was primarily from commercial real estate loans of $16 million and other residential loans of $11.2 million including one loan originated for the sale of a large foreclosed asset. The decrease in interest-bearing deposits in other financial institutions primarily resulted from the reversal of the higher than normal balances at correspondent banks due to the timing of transferring funds with June 30, 1996 falling on the weekend. The decrease in foreclosed assets is primarily from the sale of one large property discussed in the non-performing asset section below.

   Total liabilities increased $18 million, primarily from an increase in deposits of $66 million offset by a decrease in FHLBank advances of $47 million. The increase in deposits resulted from the increase in brokered deposits (approximately $80 million) due to the SAIF insurance assessment decrease discussed above and the paydown of primarily short-term FHLBank advances with those additional funds not used to fund net loan originations or for other funding needs.

   Stockholders' equity decreased $6.9 million primarily as a result of net treasury stock purchases of $11.8 million and dividend declarations and payments of $2.4 million, offset by net income of $6.3 million and unrealized appreciation on available-for-sale securities of $800,000. The Company repurchased 767,547 shares of common stock at an average price of $15.94 per share and reissued 235,426 shares of treasury stock at an average price of $1.92 per share for stock options exercised during the nine months ended March 31, 1997. During the month of April 1997, the Company purchased 150,400 shares of treasury stock at an average price of $17.40 per share and reissued 11,620 shares of treasury stock at an average price of $1.50 per share for stock option exercises.

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

   In a rising interest rate environment financial institutions with negative gaps have more liabilities than assets mature or reprice during the relevant period, causing the increase in the cost of liabilities to exceed the increase in the yield on assets.
Conversely, in a falling interest rate environment, the cost of funds of financial institutions with negative interest rate sensitivity gaps generally will decrease more than the yield on their assets. The Company's experience with interest rates is discussed in more detail under the headings "Results of Operations and Comparisons of the Three and Nine Months Ended March 31, 1997 and 1996" and in management's discussion and analysis in the June 30, 1996 Form 10-K.

   The Company's one-year interest rate sensitivity gap, as a percentage of total interest-earning assets was a positive $21 million, or 3.1%, at March 31, 1997, as compared to a positive $89 million, or 13.6%, at June 30, 1996. The decrease of $67 million resulted primarily from: (i) a $74 million increase in time deposits, substantially all being brokered deposits and in the 1 year or less category; (ii) a $35 million decrease in investment securities primarily due to a shifting of maturities from the 1 year or less category to the 1 to 2 years category and an $18 million reduction in interest-bearing deposits; offset by (iii) a $29 million increase in funded loans, the majority of which are in the one-year category, and
(iii) a $22 million decrease in FHLBank advances paid down with the brokered deposits not used to fund loan growth as well as shifts from other periods.

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


                                               March 31,    June 30,
                                                 1997         1996
                                             ------------   --------
                                                  (000'S OMITTED)
Residential, commercial real estate and
  construction loans                           $484,015     $463,559
Commercial business loans                        18,854       12,349
Consumer loans                                   18,526       16,202
Investment securities and other                  22,540       76,343
                                                -------      -------
  Total interest rate sensitive assets
    repricing within one year                   543,935      568,453
                                                -------      -------
Interest-bearing demand deposits                107,057      112,289
Savings deposits                                 34,364       37,009
Time deposits                                   266,878      192,909
FHLBank advances                                 99,315      120,849
Other borrowings and liabilities                 15,801       16,468
                                                -------      -------
  Total interest rate sensitive liabilities
    repricing within one year                   523,415      479,524
                                                -------      -------
One year interest rate sensitivity gap (1)      $20,520     $ 88,929
                                                =======      =======
Interest rate sensitive assets/interest rate
    sensitive liabilities                         103.9%       118.5%
                                                  =====        =====
One year interest rate sensitivity gap as a
    percent of interest-earning assets              3.1%        13.6%
                                                   ====         ====

___________________________________________
(1) Defined as the Company's interest-earning assets which mature or reprice within one year minus its interest-bearing liabilities that mature or reprice within one year.

  The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at March 31, 1997, on the basis of the factors and assumptions set forth below.

                                                                        Maturing or Repricing
                                                    ---------------------------------------------------------------
                                                                Over 6
                                                     6 Months   Months    Over 1-3   Over 3-5     Over
                                                     or Less   to 1 Year    Years      Years     5 Years     Total
                                                    --------   ---------  --------   --------   --------   --------
                                                                       (Dollars in thousands)
Residential, commercial real
  estate and construction loans                     $375,326   $108,689   $ 15,751    $10,424    $40,566   $550,756
Commercial business loans                             18,556        298        239          0          0     19,093
Consumer loans                                        16,202      2,324      6,161          0          0     24,687
Investment securities and other                       19,543      2,997     48,775          0          0     71,315
                                                     -------    -------    -------     ------     ------    -------
  Total interest-earning assets                      429,627    114,308     70,926     10,424     40,566    665,851
                                                     -------    -------    -------     ------     ------    -------
Interest-bearing demand deposits                     107,057          0          0          0          0    107,057
Savings deposits                                      34,364          0          0          0          0     34,364
Time deposit                                         162,955    103,923     34,204     10,368          0    311,450
FHLBank advances                                      72,351     26,964     12,596      3,975     17,847    133,733
Other borrowings and liabilities                      15,801          0          0          0          0     15,801
                                                     -------    -------    -------     ------     ------    -------
  Total interest-bearing liabilities                 392,528    130,887     46,800     14,343     17,847    602,405
                                                     -------    -------    -------     ------     ------    -------
Interest-earning assets less
  interest-bearing liabilities                      $ 37,099   $(16,579)  $ 24,126    $(3,919)   $22,719   $ 63,446
                                                     =======    =======    =======     ======     ======    =======

Cumulative interest rate sensitivity gap            $ 37,099   $ 20,520    $44,646    $40,727    $63,446
                                                     =======    =======     ======     ======     ======

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at March 31, 1997                             5.6%       3.1%       6.7%       6.1%       9.5%
                                                       ===       ====       ====       ====       ====

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at June 30, 1996                             (0.4)%     13.6%       8.9%       8.3%      10.2%
                                                       ===       ====        ===        ===       ====

The assumptions used in the above two tables are:
  -- Prepayment rates are derived from market prepayment rates observed on or about March 31, 1997. They are supplied by the FHLBank of Des Moines Risk Management Department.
  -- Fixed-rate loans, net of loans in process, deferred fees and discounts are shown on the basis of contractual amortization and the prepayment assumptions noted above.
  -- Adjustable-rate loans are assumed to reprice at the earlier of maturity or the next contractual repricing date.
  -- Zero growth and constant percentage composition of assets and liabilities and funds from contractual amortization are not reinvested.


RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND NINE MONTHS
ENDED MARCH 31, 1997 and 1996

   The decrease in earnings of $310,000, or 9.7%, for the three months ended March 31, 1997 when compared to the same period in 1996, was primarily due to a decrease in non-interest income of $900,000 and an increase in provision for loan losses of $80,000, offset by an increase in net interest income of $310,000, a decrease in non-interest expense of $260,000 and a decrease in provision for income taxes of $100,000 during the period.

   The decrease in earnings for the nine months ended March 31, 1997 when compared to the same period in 1996 of $2.3 million, or 26.5%, was primarily due to an increase in non-interest expense of $3.7 million, an increase in provision for loan losses of $290,000 and a decrease in non-interest income of $370,000, offset by an increase in net interest income of $970,000, and a decrease in provision for income taxes of $1.1 million during the period.

Total Interest Income

   Total interest income increased $450,000, or 3.3%, during the three months ended March 31, 1997, when compared to the three months ended March 31, 1996. The increase was primarily due to a $460,000, or 3.7%, increase in interest income on loans.

   Total interest income increased $1.3 million, or 3.2%, during the nine months ended March 31, 1997, when compared to the nine months ended March 31, 1996. The increase was primarily due to a $1.2 million, or 3.1%, increase in interest income on loans.

Interest Income - Loans

   For the three month period, interest income on loans increased from higher average balances, offset by a decrease from lower average yields. Interest income increased $540,000 as the result of higher average loan balances from $544 million during the three months ended March 31, 1996 to $567 million during the three months ended March 31, 1997. Interest income decreased $80,000 as the result of a decrease in average yield from 9.19% in the three months ended March 31 1996, to 9.13% in the three months ended March 31, 1997, as a result of lower market rates.

   For the nine month period, interest income on loans increased from higher average balances, offset by a decrease from lower average yields. Interest income increased $1.6 million as the result of higher average loan balances from $532 million during the nine months ended March 31, 1996 to $556 million during the nine months ended March 31, 1997. Interest income decreased $460,000 as the result of a decrease in average yield from 9.29% in the nine months ended March 31, 1996, to 9.17% in the nine months ended March 31, 1997, as a result of lower market rates.

Interest Income - Investments and Other Interest-Bearing Deposits

   For the three month period, interest income on investments and other interest-bearing deposits increased from higher average balances, offset by a decrease from lower average yields. Interest income increased $25,000 as the result of higher average balances from $76 million during the three months ended March 31, 1996 to $78 million during the three months ended March 31, 1997. Interest income decreased $35,000 as the result of a decrease in average yield from 5.28% in the three months ended March 31 1996, to 5.09% in the three months ended March 31, 1997, as a result of lower market rates.

   For the nine month period, interest income on investments and other interest-bearing deposits increased from both higher average balances and higher average yields. Interest income increased $85,000 as the result of higher average balances from $76 million during the nine months ended March 31, 1996 to $78 million during the nine months ended March 31, 1997. Interest income increased $30,000 as the result of an increase in average yield from 5.27% in the nine months ended March 31, 1996, to 5.32% in the nine months ended March 31, 1997, as a result of higher market rates.

Total Interest Expense

   Total interest expense increased $140,000, or 1.9%, during the three months ended March 31, 1997 when compared with the same period in 1996 and $300,000, or 1.4%, during the nine months ended March 31, 1997 when compared with the same period in 1996. The increase during the three month period was primarily due to a $550,000, or 12.9%, increase in interest expense on deposits, offset by a $410,000, or 14.4%, decrease in interest expense on FHLBank advances and other borrowings. The increase during the nine month period was primarily due to a $260,000, or 2.0%, increase in interest expense on deposits, offset by a $45,000, or 0.5%, decrease on FHLBank advances and other borrowings. These changes were primarily the result of the funding changes discussed previously.

Interest Expense - Deposits
   For the three month period, interest expense on deposits increased as a result of an increase in overall average balances, offset by a decrease in overall market rates. Interest expense increased $690,000 as a result of higher average balances of time deposits from $243 million during the three months ended March 31, 1996, to $293 million during the three months ended March 31, 1997 and increased $40,000 as a result of higher average balances of interest-bearing demand deposits from $99 million during the three months ended March 31, 1996, to $105 million during the three months ended March 31, 1997. These increases were offset by a decrease of $105,000 due to lower average rates on time deposits from 5.69% during the three months ended March 31, 1996, to 5.51% during the three months ended March 31, 1997 and a decrease of $60,000 due to lower average rates on interest-bearing demand deposits from 2.43% during the three months ended March 31, 1996, to 2.21% during the three months ended March 31, 1997.

   For the nine month period, interest expense on deposits increased as a result of an overall increase in average balances, offset by an overall decrease in market rates. Interest expense increased $540,000 as a result of higher average balances on time deposits from $239 million during the nine months ended March 31, 1996 to $252 million during the nine months ended March 31, 1997 and increased $125,000 as a result of higher average balances on interest-bearing demand deposits from $101,000 during the three months ended March 31, 1996 to $108,000 during the nine months ended March 31, 1997. These increases were offset by a decrease of $335,000 due to lower average rates on time deposits from 5.74% during the nine months ended March 31, 1996, to 5.53% during the nine months ended March 31, 1997 and a decrease of $30,000 due to lower average rates on interest-bearing demand deposits from 2.44% during the nine months ended March 31, 1996 to 2.39% during the nine months ended March 31, 1997.

Interest Expense - FHLBank and Other Borrowings

   For the three month period, interest expense on FHLBank advances and other borrowings decreased $410,000 due to lower average balances from $194 million in the three months ended March 31, 1996 to $167 million in the three months ended March 31, 1997.

   For the nine month period, interest expense on FHLBank advances and other borrowings increased $45,000 due to higher average balances from $184 million in the nine months ended March 31, 1996 to $188 million in the nine months ended March 31, 1997. This increase was offset by a decrease of $120,000 due to lower average interest rates from 6.00% in the nine months ended March 31, 1996 to 5.91% in the nine months ended March 31, 1997.

   In the three month period, average balances decreased as a result of the Company's use of brokered deposits to fund loan growth and reduce short term FHLBank advances as discussed previously in this document.

   In the nine month period, average balances increased as a result of the Company's use of short term FHLBank advances to partially fund loan growth and manage overall funds costs in the first six months of the nine month period. The changes in average rates were a result of changes in market rates.

Net Interest Income

   For the three month period, the Company's overall interest rate spread increased 6 basis points, or 1.6%, from 3.72% during the three months ended March 31, 1996, to 3.78% during the three months ended March 31, 1997.

   For the nine month period, the Company's overall interest rate spread increased 4 basis points, or 1.1%, from 3.78% during the three months ended March 31, 1996, to 3.82% during the three months ended March 31, 1997.

   The increase in both periods was due to an overall decrease in the weighted average rates paid on interest-bearing liabilities partially offset by a lesser overall decrease in the yields received on interest-earning assets.


Provision for Loan Losses

   The provision for loan losses increased from $350,000 and $997,000, respectively, during the three and nine months ended March 31, 1996 to $428,000 and $1,287,000, respectively, during the three and nine months ended March 31, 1997. In any accounting period, the provision for loan losses is affected by many factors including, but not limited to, the change in the composition of the loan portfolio, the increase or decrease in total loans, the level of delinquencies and other non-performing loans and the historical loss experience of the portfolio.

   Non-performing assets decreased $3.7 million, or 22%, during the nine months ended March 31, 1997 from $16.9 million at June 30, 1996 to $13.2 million at March 31, 1997. Non-performing loans increased $1.9 million, or 32.2%, from $5.9 million at June 30, 1996 to $7.8 million at March 31, 1997, and foreclosed assets declined $5.5 million from $10.9 million at June 30, 1996 to $5.4 million at March 31, 1997. Non-performing loans at March 31, 1997 and June 30, 1996, included $320,000 and $452,000, respectively, of loans in connection with the sale of foreclosed assets, which are loans that have higher than usual loan-to-value ratios and are originated in connection with the sale of foreclosed assets. Substantially all of these loans were performing at March 31, 1997.

   The $1.9 million increase in non-performing loans was primarily the result of (i) the addition of a net loan for $3.8 million (net of deferred gain and actual payments received) as a result of 100% financing of the sale of the foreclosed asset described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Branson, Missouri"; partially offset by
(ii) the payoff of the $934,000 loan described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Lake Ozark, Missouri"; (iii) the receipt of all scheduled payments currently due on the loans totaling $984,000 described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 30 under the heading "Branson, Missouri - Restaurant"; (iv) the receipt of all scheduled payments currently due on the $600,000 Tax Increment Financing (TIF) loan of the project described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 31 under the heading "Lake Ozark, Missouri"; and (v) the foreclosure, net of charge-offs of approximately $110,000, of a $250,000 restaurant loan (sold during the nine months ended March 31, 1997) and various single family properties totaling $490,000.

   The net loan of $3.8 million on the sale of the foreclosed assets has a deferred gain of $427,000 currently netted against it. If the buyer is able to liquidate the project as planned, this gain will be recognized at a future time when the loan has paid down to an adequate level.

   The $5.5 million decline in foreclosed assets during the nine months ended March 31, 1997 was primarily due to: (i) the sale of the $4.3 million property noted in the non-performing loan section above ($3.8 million net loan balance); (ii) the sale of the $550,000 property described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 33 under the heading "Springfield, Missouri - Ellis Trucking Terminal" with 28% cash down and normal long-term financing for the balance; (iii) the sale of condominium units carried at an aggregate of $312,000 and 1 single-family home carried at $54,000; offset by (iv) the foreclosure of the properties noted in the non-performing loan section above; (vi) a $207,000 charge-down on the property described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 on page 32 under the heading "Branson, Missouri - Clevenger Cove Campground" as the result of an updated appraisal; and (vii) various other activity of smaller properties in the account.

   Potential problem loans increased $7.8 million during the nine months ended March 31, 1997 from $4.7 million at June 30, 1996 to $12.5 million at March 31, 1997. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. The main reason for the increase in potential problem loans is: (i) an increase of $5.5 million from the continued cash flow problems of a theater in Branson, Missouri (subsequent to March 31, 1997, this loan was paid in full and a prepayment penalty of approximately $300,000 was collected); (ii) the continued credit deterioration of the borrower on a $985,000 loan secured by commercial lots located in Branson, Missouri; (iii) an increase of $950,000 from the improved credit quality and upgrade from non-performing status of the project disclosed in the non-performing loan section above; (iv) the increase of $280,000 in a condominium project in Branson, Missouri due to additional advances from increased collateral positions; (v) the deterioration of credit quality of a $250,000 commercial real estate loan secured by a building in Springfield, Missouri; and (vi) the deterioration of the credit quality of various projects, partially offset by the improvement from non-performing of other projects.

   The allowance for loan losses at March 31, 1997 and June 30, 1996, respectively, totaled $15.5 million and $14.4 million, representing 2.7% and 2.6% of total loans, 197% and 243% of non-performing loans, and 76% and 136% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses totaled $828,000 and $1.1 million at March 31, 1997 and June 30, 1996, respectively, representing 15.2% and 9.9% of total foreclosed assets. Although the Company maintains the allowance for loan losses and the allowance for foreclosed asset losses at levels which it considers to be adequate to provide for potential losses and selling expenses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Non-interest Income

   Non-interest income decreased $900,000, or 28.1%, in the three months ended March 31, 1997 when compared to the same period in 1996. The decrease was primarily due to: (i) a decrease in income on foreclosed assets of $1 million due to a gain on one large property in the March 31, 1996 quarter; (ii) an increase in service charge income of $102,000, or 18%, on transaction accounts from an increased fee structure; and (iii) various increases and decreases in other non-interest income items.

   Non-interest income decreased $365,000, or 4.6%, in the nine months ended March 31, 1997 when compared to the same period in 1996. The decrease was primarily due to: (i) a decrease in income on foreclosed assets of $525,000 due to a gain of $1.2 million on one property in the March 31, 1996 period with smaller gains in the March 31, 1997 period; and (ii) a decrease in income of $400,000 from the sale of available-for-sale securities; offset by (iii) an increase in commission income of $435,000, or 13%, from the travel and investment subsidiaries; (iv) an increase of $235,000, or 13%, in service charge income on transaction accounts from an increased fee structure; and
(v) various increases and decreases in other non-interest income items.


Non-interest Expense

   Non-interest expense decreased $250,000, or 6%, in the three months ended March 31, 1997 when compared to the same period in 1996 primarily due to a decrease in deposit insurance of $200,000 due to SAIF changes previously discussed, offset by an increase of $200,000 in salaries and other employee benefits due to asset and earnings growth, and various increases and decreases in other non-interest expense items.

   Non-interest expense increased $3.7 million, or 30%, in the nine months ended March 31, 1997 when compared to the same period in 1996. The increase was primarily due to: (i) an increase in insurance of $2.5 million due to the accrual of the one-time SAIF assessment discussed previously; (ii) an increase in goodwill amortization of $1 million due to the write-off of goodwill remaining from a 1982 failed thrift purchase; (iii) an increase of $660,000 in salaries and other employee benefits due to asset and earnings growth; and (iv) decreases in various other non-interest expense items.


Provision for Income Taxes

   Provision for income taxes as a percentage of pre-tax income increased from 34.8% in the three months ended March 31, 1996 to 35.7% in the three months ended March 31, 1997. The increase was due to fluctuations in accrual estimates.

   Provision for income taxes as a percentage of pre-tax income increased from 38.1% in the nine months ended March 31, 1996 to 40.0% in the nine months ended March 31, 1997. The increase was primarily due to the write-off of the goodwill amortization discussed above, which is a non-deductible item as well as fluctuations in accrual estimates.

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


                                                                      Three Months Ended March 31,
                                                       ---------------------------------------------------------
                                                                   1997                          1996
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $567,456   $12,949   9.13%     $543,695   $12,488   9.19%
  Investment securities and other
    interest-earning assets                              77,887       992   5.09        76,192     1,005   5.28
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $645,343    13,941   8.64      $619,887    13,493   8.71
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $104,598       578   2.21      $ 98,716       599   2.43
  Savings deposits                                       34,118       207   2.43        36,248       222   2.45
  Time deposits                                         292,788     4,035   5.51       242,532     3,450   5.69
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      431,504     4,820   4.47       377,496     4,271   4.53
  FHLBank advances and other borrowings                 166,507     2,448   5.88       194,447     2,860   5.88
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $598,011     7,268   4.86      $571,943     7,131   4.99
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $6,673   3.78%                 $6,362   3.72%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.14%                          4.11%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  107.9%                         108.4%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.

                                                                       Nine Months Ended March 31,
                                                       ---------------------------------------------------------
                                                                   1997                          1996
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $556,183   $38,265   9.17%     $532,607   $37,110   9.29%
  Investment securities and other
    interest-earning assets                              78,106     3,119   5.32        75,994     3,003   6.59
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $634,289    41,384   8.70      $608,601    40,113   8.79
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $108,228     1,942   2.39      $101,191     1,849   2.44
  Savings deposits                                       35,399       653   2.46        37,071       691   2.49
  Time deposits                                         252,442    10,467   5.53       238,546    10,264   5.74
                                                        -------    ------   ----       -------    ------   ----
    Total deposits                                      396,069    13,062   4.40       376,808    12,804   4.43
  FHLBank advances and other borrowings                 187,875     8,323   5.91       183,951     8,278   5.81
                                                        -------    ------   ----       -------    ------   ----
  Total interest-bearing liabilities                   $583,944    21,385   4.88      $560,759    21,082   5.01
                                                        =======    ------   ----       =======    ------   ----
Net interest income:
  Interest rate spread                                            $19,999   3.82%                $19,031   3.78%
                                                                   ======   ====                  ======   ====

Net interest margin(1)                                                      4.20%                          4.17%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  108.6%                         108.5%
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

                                                Three Months Ended March 31,        Nine Months Ended March 31,
                                                      1997 vs. 1996                      1997 vs. 1996
                                              --------------------------------    ------------------------------
                                                   Increase                          Increase
                                                  (Decrease)                        (Decrease)
                                                    Due to        Total               Due to        Total
                                                 -------------   Increase          -------------   Increase
                                                 Rate   Volume  (Decrease)         Rate   Volume  (Decrease)
                                                 ----   ------  ----------         ----   ------  ----------
                                                  (Dollars in thousands)            (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $ (81)  $  542     $ 461          $(459)  $1,614   $1,155
  Investment securities and
    other interest-earning assets                  (37)      24       (13)            32       84      116
                                                   ---      ---       ---            ---    -----    -----
      Total interest-earning assets               (118)     566       448           (427)   1,698    1,271
                                                   ---      ---       ---            ---    -----    -----
Interest-bearing liabilities:
  Demand deposits                                  (63)      42       (21)           (32)     125       93
  Savings deposits                                  (2)     (13)      (15)            (7)     (31)     (38)
  Time deposits                                   (104)     689       585           (337)     540      203
                                                   ---      ---       ---            ---    -----    -----
    Total deposits                                (169)     718       549           (376)     634      258
  FHLBank advances and other borrowings             (1)    (411)     (412)          (121)     166       45
                                                   ---      ---       ---            ---    -----    -----
      Total interest-bearing liabilities          (170)     307       137           (497)     800      303
                                                   ---      ---       ---            ---    -----    -----
  Net interest income                            $  52     $259    $  311          $  70   $  898   $  968
                                                   ===      ===       ===            ===    =====    =====

LIQUIDITY AND CAPITAL RESOURCES

General

   The Company's capital position remained strong, with stockholders' equity at $60.9 million, or 9.0% of total assets of $679 million at March 31, 1997 compared to equity at $67.8 million, or 10.1%, of total assets of $668 million at June 30, 1996. In addition, the Bank exceeds each of the regulatory capital requirements. At March 31, 1997, the Bank had ratios of tangible and core capital to assets of 7.9% and risk-based capital of 11.8%. Federal regulations at that date required tangible, core and risk-based capital ratios of 1.5%, 3% and 8%, respectively.

   The Bank is required by regulation to maintain liquidity ratios at certain levels. Currently, a minimum of 5% of the combined total of deposits and short-term borrowings must be maintained in the form of cash and eligible investments. The Bank has historically maintained its liquidity ratio at a level in excess of that required. As of March 31, 1997, the Bank's liquidity ratio was 5.1%, compared to 7.3% at June 30, 1996. Management believes that the Company has sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At March 31, 1997, the Company had commitments of approximately $60 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

   At March 31, 1997, the investment securities held to maturity included $3,000 of gross unrealized gains and $211,000 of gross unrealized losses related to securities intended to be held until maturity. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the investment portfolio is foreseen.

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

STATEMENT OF CASH FLOWS

  During the nine months ended March 31, 1997 and 1996, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during the nine months ended March 31, 1997 and 1996.

  Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income, adjusted for non-cash and non-operating items, was the primary source of cash flows from operating activities. Operating activities provided cash flows of $7.6 million in cash during each of the nine months ended March 31, 1997 and 1996.

   During the nine months ended March 31, 1997 and 1996, investing activities used cash of $28.3 million and $29.6 million, respectively, primarily due to the net increase of loans in both periods and purchases of held-to-maturity investments in the March 31, 1996 period.

   Changes in cash flows from financing activities of the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $3.2 million and $28.5 million, respectively, in cash during the nine months ended March 31, 1997 and 1996. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and changes in treasury stock.


DIVIDENDS

   During the nine months ended March 31, 1997 and 1996, respectively, the Company declared and paid dividends of $0.2875 and $0.2625 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

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

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: May 13, 1997             /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: May 13 1997              /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended           Six Months Ended
                                                           March 31,                  March 31,
                                                      1997          1996          1997          1996
                                                   ----------    ----------    ----------    ----------
Primary:

  Average shares outstanding                        8,312,650     8,901,624     8,476,188     8,834,876
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        104,001       272,696        93,518       263,908
                                                    ---------     ---------     ---------     ---------
  Primary shares                                    8,416,651     9,174,320     8,569,706     9,098,784
                                                    =========     =========     =========     =========
  Net income                                       $2,909,249    $3,220,413    $6,310,281    $8,583,029
                                                    =========     =========     =========     =========
  Per share amount                                      $0.35         $0.35         $0.74         $0.95
                                                         ====          ====          ====          ====


Fully diluted:

  Average shares outstanding                        8,312,650     8,901,624     8,476,188     8,834,876
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        104,676       275,992       104,676       275,992
                                                    ---------     ---------     ---------     ---------
  Primary shares                                    8,417,326     9,177,616     8,580,864     9,110,868
                                                    =========     =========     =========     =========
  Net income                                       $2,909,249    $3,220,413    $6,310,281    $8,583,029
                                                    =========     =========     =========     =========
  Per share amount                                      $0.35         $0.35         $0.74         $0.94
                                                         ====          ====          ====          ====
