Form 10-K
period 1997-06-30
GREAT SOUTHERN BANCORP INC
filed 1997-09-29
CIK 854560

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K
 (Mark One)
   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934
       For the fiscal year ended June 30, 1997, or

   / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to ________

                       Commission File Number 0-18082

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                         / /
   The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on September 8, 1997, computed by reference to the closing price of such shares, was $142,419,465. At September 8, 1997, 8,080,537 shares of Common
Stock, par value $.01 per share, were outstanding.

                           Index to Exhibits is page 71.

DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to Security Holders for the fiscal year ended June 30, 1997 (the "Annual Report"), which was electronically filed on September 19, 1997, are incorporated by reference into Parts I, II and IV. With the exception of the information explicitly incorporated by reference in this Form 10-K, the 1997 Annual Report to Security Holders is not to be deemed filed as part of this Form 10-K.
   Portions of the Registrant's Definitive Proxy Statement prepared in connection with the 1997 annual meeting of stockholders (the "Definitive Proxy Statement"), which was electronically filed on September 18, 1997, are incorporated by reference into Part III.


TABLE OF CONTENTS
  Item                                                      Page
Part I
   1. Business  . . . . . . . . . . . . . . . . . . . . . .   3
   2. Properties  . . . . . . . . . . . . . . . . . . . . .  60
   3. Legal Proceedings . . . . . . . . . . . . . . . . . .  61
   4. Submission of Matters to a Vote of Security Holders .  61
Part II
   5. Market for Registrant's Common Equity and Related
        Stockholder Matters . . . . . . . . . . . . . . . .  63
   6. Selected Financial Data . . . . . . . . . . . . . . .  64
   7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .  65
   8. Financial Statements and Supplementary Data . . . . .  65
   9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures  . . . . . . .  66
Part III
  10. Directors and Executive Officers of the Registrant. .  66
  11. Executive Compensation  . . . . . . . . . . . . . . .  66
  12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . .  66
  13. Certain Relationship and Related Transactions . . . .  66
Part IV
  14. Exhibits, Financial Statement Schedules and Reports
        on Form 8-K . . . . . . . . . . . . . . . . . . . .  67
  Signatures  . . . . . . . . . . . . . . . . . . . . . . .  70
  Index to Exhibits . . . . . . . . . . . . . . . . . . . .  71

PART I
ITEM 1.  BUSINESS.

Great Southern Bancorp, Inc.

Great Southern Bancorp, Inc. (the "Holding Company", "Bancorp" or "Company") was incorporated under the laws of the State of Delaware in July 1989, by authorization of the Board of Directors of Great Southern Bank FSB ("Great Southern" or the "Bank"), for the purpose of becoming a holding company that would own all of the outstanding stock of Great Southern issued upon the conversion (the "Conversion") of Great Southern from a mutual savings and loan to a stock savings and loan. After receiving the approval of the Office of Thrift Supervision, Department of the Treasury (the "OTS"), the Holding Company acquired all of the common stock of Great Southern issued in connection with the completion of the Conversion in December 1989.

As a Delaware corporation, the Holding Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Holding Company currently conducts its business as a savings and loan holding company. Through the holding company structure, it is possible to expand the size and scope of the financial services offered by the Holding Company beyond those offered by the Bank prior to the Conversion. The holding company structure provides the Holding Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. The assets of the Holding Company consist of the stock of Great Southern, the stock of other financial services companies (less than 5% of each), the stock of other 100% owned subsidiaries, interest in housing related partnerships and cash. Through subsidiaries, the Holding Company offers insurance, appraisal, travel, discount brokerage and related services, which are discussed further below. The activities of the Holding Company have been funded by retained proceeds of the Conversion and through dividends from Great Southern and borrowings from third parties. See "Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters" and "Regulation - Holding Company Regulation" and "Federal and State Taxation." Activities of the Holding Company may also be funded through sales of additional securities or through income generated by other activities of the Holding Company. At this time, there are no plans regarding such activities.

The executive offices of the Holding Company are located at 1451
East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923 and in 1989 was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a new charter as a federal savings bank. Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 25 branches located in southwestern and central Missouri. At June 30, 1997, the Bank had total assets of $701 million, deposits of $460 million and stockholders' equity of $54 million, or 7.7% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

Great Southern is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate residential and commercial real estate loans and commercial business and consumer loans. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates. Prior to fiscal 1996, the ongoing servicing of these loans was primarily retained by Great Southern. Beginning in fiscal 1996, the servicing of these loans was primarily released to the purchaser of the loan. Great Southern retains substantially all of the adjustable-rate mortgage loans in its portfolio.

Great Southern also originates commercial real estate and construction loans, primarily on properties located in its southwestern and central Missouri market area, or, in the case of loans secured by properties outside of its market area, primarily to borrowers residing or doing business in southwestern and central Missouri. Great Southern originates commercial business loans and is also an issuer of letters of credit. See "-- Commercial Business Lending," "- Classified Assets," and "- Loan Delinquencies and Defaults" below and Note 12 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference. Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.

For many years, Great Southern has followed a strategy of emphasizing quality loan origination through residential, commercial and consumer lending activities in its local market area. The goal of this strategy has been to maintain its position as one of the leading providers of financial services in its market area, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans in its portfolio and selling fixed-rate loans in the secondary market. The Bank continues to place primary emphasis on residential mortgage and other real estate lending.

The main office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

Market Area

Great Southern's primary market area encompasses 15 counties in southwestern and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such diversified markets as Springfield, Joplin, the resort areas of Branson Lakes and Lake of the Ozarks, and various smaller communities in the Bank's market area. The management of the Bank believes that its share of the savings and lending markets in its market area is less than 10% and their affiliates an even smaller percent, with the exception of the travel agency, which may have a larger percent.

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

The next largest concentration of loans is in the Branson Lakes area which is located approximately 35 miles south of Springfield and is one of the fastest growing areas in Missouri. The region is a vacation and entertainment center attracting an estimated 6 million tourists annually to its theme parks, resorts, country music shows and other recreational facilities. As a result of the rapid growth of the Branson Lakes area, property values increased at unusually high rates in recent years. This has also provided for increased loan demand and a more volatile lending market than has previously been present in the Branson Lakes area. Property values have experienced downward pressure during the past couple of years, partly as a result of this rapid increase.

During the past few years, a significant portion of the Bank's loan originations has been secured by properties in the Branson Lakes area. Approximately $123 million, or 20%, of the total loan portfolio at June 30, 1997 was secured by properties in this area. Of this amount, $57 million are loans secured by commercial real estate, commercial construction and other residential properties and $66 million are loans secured by one- to four-family residential and one- to four-family construction properties. In addition, the Bank`s commercial business and consumer loan portfolio includes approximately $3.3 million of loans to customers in the Branson Lakes area. See "- Commercial Real Estate and Construction Lending", "- Commercial Business Lending", "- Classified Assets" and "- Loan Delinquencies and Defaults".

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

Great Southern has a policy of obtaining collateral for substantially all real estate loans. The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 80% of the appraised value on one- to four-family residential property and will loan up to an additional 15% with private mortgage insurance for the loan amount above the 80% level. For commercial real estate and other residential real property loans, Great Southern generally loans up to a maximum of 75% of the appraised value. The origination of loans secured by other property are considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.

From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate real estate loans that it retained in its loan portfolio. Substantially all of the fixed-rate loans in Great Southern's current portfolio were originated by Great Southern prior to 1980. Beginning in the early 1980's, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Substantially all of the adjustable-rate mortgage loans originated by Great Southern are held for its own portfolio. As a result, adjustable-rate real estate loans as a percentage of Great Southern's total loan portfolio increased from 71% at June 30, 1992, to 83% at June 30, 1997. See the discussion on interest rate sensitivity in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Stockholders, which portions are incorporated herein by reference.

During the fiscal years 1993 and 1994, Great Southern experienced increased levels of adjustable-rate residential loans refinancing into fixed-rate residential loans, as well as stronger competition in the residential lending market. As a result of the shift in loan demand to fixed-rate residential loans, which the Bank does not retain in its portfolio, Great Southern increased its originations of commercial real estate loans to help maintain the desired size of the loan portfolio as well as the overall Company size and profit levels. During the last half of fiscal 1994, during fiscal 1995 and during fiscal 1997, Great Southern experienced an increase in levels of adjustable-rate residential lending and a decrease in levels of fixed-rate residential lending as a result of increasing interest rates. In fiscal 1996, Great Southern experienced an increase in levels of fixed-rate residential lending and a decrease in levels of adjustable-rate residential lending as a result of leveling or slightly declining interest rates. Great Southern will continue to place strong emphasis on the origination of one- to four-family residential loans subject to market conditions.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $100,000 ($203,450 in the case of fixed-rate one-to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the CEO of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

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

                                                                        June 30,
                                 -----------------------------------------------------------------------------------
                                       1997             1996              1995             1994             1993
                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                  Amount    %      Amount     %      Amount    %      Amount    %      Amount    %
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
                                                              (Dollars in thousands)
Real Estate Loans:
  Residential
    One- to four- family         $244,767  39.5%  $249,348  42.5%  $243,771  43.5%  $203,157  40.9%  $205,980  43.5%
    Other Residential              95,886  15.4     81,191  13.8     77,744  13.9     65,906  13.2     45,413   9.6
  Commercial                      191,556  30.8    172,478  29.4    133,244  23.8    105,977  21.3     93,318  19.7
  Residential Construction:
    One- to four-family             9,529   1.5     13,455   2.3     13,319   2.4     18,338   3.7     17,433   3.7
    Other residential               4,243    .7     13,533   2.3     23,804   4.2     37,588   7.6     38,675   8.2
  Commercial construction          21,932   3.5     16,518   2.8     27,273   4.9     30,894   6.2     41,798   8.8
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
    Total real estate loans       567,913  91.4    546,523  93.1    519,155  92.7    461,860  92.9    442,617  93.5
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
Other Loans:
  Consumer loans:
    Guaranteed student loans       11,592   1.9     11,256   1.9     11,822   2.1      9,445   1.9      6,692   1.4
    Automobile                      6,006    .9      6,062   1.1      5,651   1.0      4,814   1.0      2,777   0.6
    Home equity and improvement     4,183    .7      3,688   0.6      3,518   0.6      2,618   0.5      3,192   0.7
    Other                           5,885    .9      5,921   1.0      5,272   1.0      4,513   0.9      3,681   0.8
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total Consumer loans         27,666   4.4     26,927   4.6     26,263   4.7     21,390   4.3     16,342   3.5
  Commercial business loans        25,959   4.2     13,737   2.3     14,515   2.6     13,907   2.8     14,162   3.0
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
        Total other loans          53,625   8.6     40,664   6.9     40,778   7.3     35,297   7.1     30,504   6.5
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
           Total loans            621,538 100.0%   587,187 100.0%   559,933 100.0%   497,157 100.0%   473,121 100.0%
                                          =====            =====            =====            =====            =====
Less:
  Loans in process                 18,812           22,383           22,316           35,739           38,879
  Deferred fees and discounts       3,493            3,689            3,761            4,032            4,125
  Allowance for loan losses        15,524           14,356           14,601           13,636           10,590
                                  -------          -------          -------          -------          -------
Total loans receivable, net      $583,709         $546,759         $519,255         $443,750         $419,527
                                  =======          =======          =======          =======          =======

The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                        June 30,
                                 -----------------------------------------------------------------------------------
                                       1997             1996             1995             1994             1993
                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                  Amount     %     Amount     %     Amount     %     Amount     %     Amount     %
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
                                                              (Dollars in thousands)
Fixed-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family       $ 12,305   2.0%  $ 13,212   2.2%  $ 14,260   2.5%  $ 15,488   3.1%  $ 25,231   5.3%
      Other Residential            34,467   5.6     34,413   5.9     32,515   5.8     30,250   6.1     21,233   4.5
    Commercial                      5,865    .9     25,374   4.3     12,774   2.3     14,438   2.9     25,314   5.4
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total real estate loans      52,637   8.5     72,999  12.4     59,549  10.6     60,176  12.1     71,778  15.2
    Consumer loans                 10,769   1.7     12,844   2.2     11,706   2.1      9,282   1.8      6,260   1.3
    Commercial business loans         502    .1        415   0.1        994   0.2        864   0.2        522   0.1
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total fixed-rate loans       63,908  10.3     86,258  14.7     72,249  12.9     70,322  14.1     78,560  16.6
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
Adjustable-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family        232,462  37.4    236,136  40.2    229,510  41.0    187,670  37.7    180,749  38.2
      Other Residential            61,419   9.9     46,778   8.0     45,228   8.1     37,675   7.6     24,180   5.1
    Commercial                    185,691  29.9    147,104  25.0    120,470  21.5     91,689  18.4     68,004  14.4
    Residential construction:
      One- to four-family           9,529   1.5     13,455   2.3     13,319   2.4     18,338   3.7     17,433   3.7
      Other residential             4,243    .7     13,533   2.3     23,804   4.2     35,568   7.2     38,675   8.2
    Commercial construction        21,932   3.5     16,518   2.8     27,273   4.9     30,744   6.2     41,798   8.8
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total real estate loans     515,276  82.9    473,524  80.6    459,604  82.1    401,684  80.8    370,839  78.4
    Consumer loans                 16,897   2.7     14,083   2.4     14,559   2.6     12,108   2.5     10,082   2.1
    Commercial business loans      25,457   4.1     13,322   2.3     13,521   2.4     13,043   2.6     13,640   2.9
                                  ------  -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total adjustable-rate loans 557,630  89.7    500,929  85.3    487,684  87.1    426,835  85.9    394,561  83.4
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
        Total loans               621,538 100.0%   587,187 100.0%   559,933 100.0%   497,157 100.0%   473,121 100.0%
                                          =====            =====            =====            =====            =====
Less:
    Loans in process               18,812           22,383           22,316           35,739           38,879
    Deferred fees and discounts     3,493            3,689            3,761            4,032            4,125
    Allowance for loan losses      15,524           14,356           14,601           13,636           10,590
                                  -------          -------          -------          -------          -------
  Total loans receivable, net    $583,709         $546,759         $519,255         $443,750         $419,527
                                  =======          =======          =======          =======          =======


The following schedule illustrates the contractual maturities of the Bank's loan portfolio at June 30, 1997. Loans which have adjustable interest rates are shown as maturing in the period during which the loan is contractually due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The table is based on information prepared in accordance with generally accepted accounting principles.

                                          Other Residential
                  One- to Four-Family       and Other            Commercial and
                    Residential Real        Residential            Commercial        One- to Four-Family
                    Estate Loans            Construction           Construction        Construction
                  --------------------   -------------------    ------------------   --------------------
 Due During                  Weighted              Weighted              Weighted               Weighted
 Years Ended                  Average               Average               Average                Average
 June 30,            Amount    Rate         Amount    Rate         Amount   Rate         Amount   Rate
                                                    (Dollars in thousands)
1998(1)            $  5,771    9.55%      $ 21,560    8.88%      $ 57,353   9.59%       $ 9,529   9.59%
1999                  1,224    9.20         11,706    8.66         19,267   9.57             --   0.00
2000                    729    8.24          4,989    8.74         34,946   9.62             --   0.00
2001 and 2002         2,628    8.52         16,464    8.98         61,876   9.62             --   0.00
2003 to 2007         10,003    8.30          9,872    9.39         19,542   9.67             --   0.00
2008 to 2012         26,818    8.06         23,170    9.09         11,315   9.46             --   0.00
2013 to 2023         26,568    8.02          9,578    8.79          9,189   9.64             --   0.00
2024 and following  171,026    8.07          2,790    9.06             --   0.00             --   0.00
                    -------                -------                -------                ------
                   $244,767               $100,129               $213,488               $ 9,529
                    =======                =======                =======                ======

                                                Commercial
                          Consumer               Business                 Total (2)
                   --------------------  ----------------------     --------------------
 Due During                   Weighted                Weighted                 Weighted
 Years Ended                   Average                 Average                  Average
 June 30,             Amount    Rate        Amount      Rate           Amount    Rate
                                         (Dollars in thousands)
1998 (1)            $  2,889    8.85%     $ 16,609      9.55%        $113,711    9.43%
1999                   1,722   11.19           756      9.55           34,675    9.32
2000                   2,578   10.17         2,459      9.52           45,701    9.53
2001 and 2002         15,590    8.07         3,234      9.58           99,792    9.24
2003 to 2007           4,813   10.05         2,901      9.58           47,131    9.35
2008 to 2012              70   10.26            --      0.00           61,373    8.71
2013 to 2023              --    0.00            --      0.00           45,335    8.51
2024 and following         4    6.80            --      0.00          173,820    8.09
                      ------                ------                    -------
                     $27,666               $25,959                   $621,538
                      ======                ======                    =======

_____________________________
  (1) Includes demand loans, loans having no stated maturity and overdraft loans.
  (2) Of the $508 million of loans due after June 30, 1998, $55 million, or 11%, have fixed rates of interest and $453 million, or 89%, have adjustable rates of interest.

Lending Activities - Environmental Issues

Loans secured with real property, whether commercial, residential or other, may have a material, negative effect on the financial position and results of operation of the lender if the collateral is environmentally contaminated. The result can be, but is not necessarily limited to, liability for the cost of cleaning up the contamination imposed on the lender by certain federal and state laws, a reduction in the borrower's ability to pay because of the liability imposed upon it for any clean up costs, a reduction in the value of the collateral because of the presence of contamination or a subordination of security interests in the collateral to a super priority lien securing the clean up costs by certain state laws.

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

Lending Activities - Residential Real Estate Lending

At June 30, 1997 and 1996, loans secured by residential real estate totaled $341 million and $331 million, respectively, and represented approximately 55% and 56%, respectively, of the Bank's total loan portfolio. In fiscal 1997 and 1996, Great Southern originated $60 million and $84 million, respectively, of adjustable-rate residential mortgages. Fixed-rate single-family residential mortgages are originated at interest rates and on terms agreed to by investors in the secondary market (generally the FHLMC guidelines.) The loans are promptly sold, primarily with servicing released (primarily with servicing retained prior to fiscal 1996) and without recourse, in order to generate fee income and reduce the Bank's exposure to changes in interest rates. In fiscal year 1997 and 1996, Great Southern originated $31 million and $35 million, respectively, of fixed-rate loans and sold $27 million and $37 million, respectively, into the secondary market.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since adjustable-rate mortgage loans have not been subject to an interest rate environment which causes them to adjust to the maximum, such loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Further, the adjustable-rate mortgages offered by Great Southern, as well as by many other financial institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate. The Bank has not experienced an increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment in recent years.

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

Lending Activities-Commercial Real Estate and Construction Lending

Commercial real estate lending has traditionally been a part of Great Southern's business activities. Beginning in fiscal 1986, Great Southern expanded its commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Starting early in fiscal 1988, Great Southern reduced its originations of commercial real estate loans due to the lower spreads available and the Bank's increased levels of problem loans in this area. In addition, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") further limited the Bank's commercial real estate lending, due to limits imposed on the amounts and types of loans the Bank would be permitted to originate. See "Regulation". Starting in fiscal 1992, Great Southern increased its origination of commercial real estate and commercial business loans.

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

At June 30, 1997 and 1996, loans secured by commercial real estate totaled $192 million and $172 million, respectively, or approximately 30.8% and 29.4%, respectively, of the Bank's total loan portfolio. At June 30, 1997 and 1996, construction loans secured by projects under construction and the land on which the projects are located aggregated $36 million and $44 million, respectively, or 5.7% and 7.4%, respectively, of the Bank's total loan portfolio. Substantially all of the Bank's commercial real estate loans have been originated with adjustable rates of interest, the majority of which are tied to the Bank's prime rate. At the date of origination, the amounts of the loan commitments with respect to substantially all of these loans did not exceed 75% of the appraised value of the properties securing the loans.

The Bank's construction loans generally have terms of one year or less. The construction loan agreements for one- to four-family and other residential projects generally provide that principal payments are required as individual condominium units or single-family houses are built and sold to a third party. This insures the remaining loan balance as a proportion to the value of the remaining security does not increase. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request. Normally, Great Southern's construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans.
At June 30, 1997, 95 of the Bank's commercial real estate and construction loans had net principal balances in excess of $1.0 million, with the largest being $6 million. The aggregate net principal balance of all such loans having net principal balances in excess of $1.0 million was $185 million at that date. Current law subjects savings associations to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at June 30, 1997, this limit was approximately $10.4 million. See "Regulation". At June 30, 1997 the Bank was in compliance with the loans to one borrower limit.

The table below sets forth, by type of security property, the number and amount of Great Southern's commercial real estate and construction loans at June 30, 1997. The amounts shown do not reflect allowances for losses. See "- Classified Assets" and "- Loan Delinquencies and Defaults" for a discussion of the Bank's largest non-performing assets and items of concern. The table is based on information prepared in accordance with generally accepted accounting principles.

                                               Number     Original    Outstanding                  Amount
                                                 of         Loan       Principal   Undisbursed      Non-
                                               Loans     Commitment     Balance       Amount     Performing
                                               -----     ----------   -----------  ------------  ----------
                                                                       (Dollars in thousands)
Commercial Real Estate Loans
  Hotels/Motels                                  58        $ 58,897      $ 48,823     $    29      $   --
  Medical and long term care                     22          18,787        21,268           4          --
  Golf courses and recreational                  33          22,451        19,843          37          --
  Shopping centers                               61          28,158        24,447         446          --
  Commercial land development                   114          42,993        19,606         538          --
  Office buildings                               53          23,962        22,306           3          --
  Industrial real estate                         45          13,170        11,061         124          --
  Restaurants                                    42          17,663        15,804         100         121
  Other                                          52          10,525         8,398       2,135          --
                                                ---         -------       -------       -----       -----
    Total commercial real estate loans          480         236,606       191,556       3,416         121
                                                ---         -------       -------       -----       -----
Construction Loans
  One- to four-family residential                98           9,529         5,908       3,449         655
  Other residential                               8           4,243         2,437       1,806          --
  Commercial real estate:
    Hotels/Motels                                 4           8,610         6,983       1,627          --
    Commercial land development                  11           3,418         2,316       1,102         195
    Restaurants                                   2           2,141           737       1,404          --
    Golf courses and recreational                 2           3,025           170       2,855          --
    Medical and long term care                    1           3,166            57       3,110          --
    Other                                         5           1,743         1,699          43          --
                                                ---         -------       -------      ------       -----
      Total construction loans                  131          35,875        20,307      15,396         850
                                                ---         -------       -------      ------       -----
        Total                                   611        $272,481      $211,863     $18,812      $  971
                                                ===         =======       =======      ======       =====

Commercial real estate and construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, commercial real estate and construction loans are generally made with adjustable rates of interest or, if made on a fixed-rate basis, for relatively short terms. Nevertheless, commercial real estate lending entails significant additional risks as compared with residential mortgage lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers but generally involve lower loan-to-value ratios. In addition, the payment experience on loans secured by commercial properties is typically dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally.

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

Lending Activities - Commercial Business Lending

Great Southern is authorized to make secured or unsecured loans for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities up to a maximum of 10% of the institution's assets. At June 30, 1997 and 1996, respectively, Great Southern had $26.0 million and $13.7 million in commercial business loans outstanding, or 4.2% and 2.3%, respectively, of the Bank's total loan portfolio. The largest amount of commercial business loans outstanding to any one borrower or group of affiliated borrowers at June 30, 1997, had a principal balance of $3.9 million. Great Southern's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

The following table sets forth information regarding the number and amount of the Bank's commercial business loans as of June 30, 1997. The amounts shown do not reflect allowances for losses. See "- Classified Assets" and "- Loan Delinquencies and Defaults" for a discussion of the Bank's largest non-performing assets and related items. The table is based on information prepared in accordance with generally accepted accounting principles.

                                          Outstanding  Amount
                                  Number   Principal    Non-
                                 of Loans   Balance   Performing
                                 -------- ----------- ----------
                                         (Dollars in thousands)
Secured Loans:
  Accounts receivable, floor plans,
    inventory and equipment         118     $18,673      $  --
  Stocks and bonds                   26       3,280         --
  Deposit accounts and
    promissory notes                 41       1,235         --
  Other                              13       1,044        600
                                    ---      ------        ---
    Total secured loans             198      24,232        600
Unsecured Loans                      39       1,727         --
                                    ---      ------        ---
  Total Commercial Business Loans   237     $25,959       $600
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

As part of its commercial business lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year.
At June 30, 1997, Great Southern had 49 letters of credit outstanding in the aggregate amount of $9.2 million. Approximately 98% of the aggregate amount of these letters of credit were secured, including one $8.2 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $27.7 million and $26.9 million at June 30, 1997 and 1996, respectively, or 4.4% and 4.6%, respectively, of the Bank's total loan portfolio.

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

Beginning in fiscal 1998, the Bank implemented indirect lending relationships primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.
While automobile dealers will be the Bank's initial concentrated effort, the program is available for use with most tangible products where financing of the product is provided through the seller.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

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

Originations, Purchases, Sales and Servicing of Loans

The Bank originates loans through internal loan production personnel located in the Bank's main bank and branch offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The table below shows the dollar volume of loan originations for the periods indicated. For the fiscal years ended June 30, 1997, 1996 and 1995, the table reflects approximately $13.2 million, $31.5 million, and $7.5 million of loans refinanced which were previously included in the loan portfolio or were loans owned by investors and serviced by the Bank. Due to the high level of adjustable-rate loans refinanced into fixed-rate loans and the higher fixed-rate loans refinanced into lower fixed-rates, management has included the refinanced amounts in the origination table to more accurately reflect the amount of originations and sales during all fiscal years.

During the fiscal year ended June 30, 1997 the Bank originated $190 million adjustable-rate loans and $57 million fixed-rate loans compared to $193 million adjustable-rate loans and $52 million fixed-rate loans during the fiscal year ended June 30, 1996. Management does not expect the high growth of originations experienced during the past five years to continue. However, as long as the lower interest rate environment continues, there is a higher level of financing and refinancing expected than would exist in a higher rate environment.

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

Beginning in fiscal 1998, Great Southern intends to increase the number and amount of commercial real estate and commercial business loan participations. Due to changes in the financial institutions market locally, there have been several experienced bank executives start up new banks. These banks do not have the capital to handle larger commercial credits. Great Southern subjects these loans to the normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank will retain the servicing of these loans.

In fiscal 1997, 1996, 1995 and 1994, there were no loan whole purchases by the Bank. In fiscal 1993, the Bank purchased 2 whole loans from another financial institution, totaling $2.4 million in total principal balance, secured by commercial real estate. At June 30, 1997 and 1996, approximately $11.6 million, or 1.9% and $12.5 million, or 2.1%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

Great Southern also sells whole real estate loans and participation interests in real estate loans to the FHLMC as well as private investors, such as other thrifts, banks and life insurance companies. These loans and loan participations are generally sold without recourse and for cash in amounts equal to the unpaid principal amount of the loans or loan participations determined using present value yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans where the servicing is retained by the Bank. Loan participations are generally sold with Great Southern retaining control of the servicing of the loan.

The Bank sold whole real estate loans and loan participations in aggregate amounts of $26.6 million, $36.6 million and $8.7 million during the years ended June 30, 1997, 1996 and 1995, respectively. Sales of whole real estate loans and participations in real estate loans generally can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Great Southern also sells guaranteed student loans to the MOHELA at the time the borrower is scheduled to begin making repayments on the loans. Prior to July 1995, these loans were generally sold with limited recourse and for cash in amounts equal to the unpaid principal amount of the loans. Beginning in July 1995, Great Southern re-negotiated its agreement with the MOHELA and these loans will generally be sold with limited recourse and for cash in amounts equal to the unpaid principal amount of the loans and a transfer fee based on average borrower indebtedness. The fee is based on a sliding scale with a higher fee paid for a larger average borrower indebtedness and a lower fee paid for a smaller average borrower indebtedness. The Bank sold guaranteed student loans in aggregate amounts of $7.7 million, $8.6 million and $5.0 million during the years ended June 30, 1997, 1996 and 1995, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank did beginning in fiscal 1996, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended June 30, 1997, 1996 and 1995 were $520,000 $540,000 and $91,000, respectively.

Prior to fiscal 1996, when whole real estate loans were sold, the Bank typically retained the responsibility for servicing the loans. The Bank receives a servicing fee for performing these services. The Bank had the servicing rights for approximately $70 million, $80 million and $88 million at June 30, 1997, 1996 and 1995, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended June 30, 1997, 1996 and 1995 of $272,000, $316,000 and $347,000,
respectively. When guaranteed student loans are sold, the Bank typically releases the responsibility for servicing the loans to the MOHELA.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $916,000, $487,000 and $470,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this issue see Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.


The table on the following page shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                        Year Ended June 30,
                                                     ---------------------------------------------------------
                                                        1997        1996        1995        1994        1993
                                                     ---------   ---------   ---------   ---------   ---------
                                                                     (Dollars in thousands)
Loans Originated:
  Adjustable-Rate Loans:
    Real Estate:
      One- to four-family residential                $  46,586   $  54,699   $  76,753   $  53,077   $  51,912
      Other Residential                                 13,171      28,977      27,324      38,315      47,597
      Commercial                                        73,551      70,812      49,473      38,141      68,677
      Construction                                      14,736      20,237      21,253      28,524      22,645
    Non-real Estate:
      Consumer loans                                     8,668       8,383       7,848       8,519       6,744
      Commercial business loans                         33,602       9,742      12,741       6,044       7,228
                                                       -------     -------     -------      ------      ------
        Total adjustable-rate                          190,314     192,850     195,392     155,582     204,803
                                                       -------     -------     -------      ------      ------
  Fixed-Rate Loans:
    Real Estate:
      One- to four-family residential                   31,447      34,855       8,927      49,288      44,554
      Other Residential                                 10,355       5,499           0       7,044       3,692
      Commercial                                         6,299       1,787       2,031       3,787       3,595
    Non-real Estate:
      Consumer loans                                     8,234       9,863      10,112       8,944       3,923
      Commercial business loans                          1,140          92       9,039       2,295         199
                                                       -------     -------     -------     -------      ------
        Total fixed-rate                                57,475      52,096      30,109      71,358      55,963
                                                       -------     -------     -------     -------      ------
Total loans originated                                 247,789     244,946     225,501     243,978     260,766

Loans Purchased:
  Real Estate loans (1)                                      0           0           0           0       2,395
                                                       -------     -------     -------     -------      ------
    Total additions                                    247,789     244,946     225,501     243,978     263,161
                                                       -------     -------     -------     -------      ------
Loans Sold:
  Real Estate loans (2)                                 26,611      36,643       8,686      53,544      40,487
  Consumer loans (3)                                     7,684       8,566       5,036       3,887       2,289
                                                       -------     -------     -------     -------     -------
    Total sales                                         34,295      45,209      13,722      57,431      42,776
Principal repayments                                   164,369     169,658     143,020     160,206     113,156
Decrease (increase) other items, net                    14,774       2,825       5,983       2,306      (1,393)
                                                       -------     -------     -------     -------      ------
  Total reductions                                     213,438     217,692     162,725     219,943     154,539
                                                       -------     -------     -------     -------      ------
Net increase                                         $  34,351   $  27,254   $  62,776   $  24,035    $108,622
                                                       =======     =======     =======     =======      ======
-------------------------------------

(1)  Substantially all of the loans for June 30, 1993 are commercial real estate loans.
(2)  Substantially all of  these loans are fixed-rate, one- to four-family residential loans.
(3)  Substantially all of these loans are guaranteed student loans where the borrowers graduated and the loans were sold prior to the beginning of repayment.

Allowance for Losses on Loans and Foreclosed Assets

Management periodically reviews Great Southern's allowance for loan losses, considering numerous factors, including, but not necessarily limited to, general economic conditions, loan portfolio composition, prior loss experience, and independent appraisals. Further allowances are established when management determines that the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of the acquisition and sale or when management determines a borrower of an unsecured loan will be unable to make full repayment. Allowances for estimated losses on foreclosed assets (real estate and other assets acquired through foreclosure) are charged to expense, when in the opinion of management, any significant and permanent decline in the market value of the underlying collateral reduces the market value to less than the carrying value of the asset.

The Bank has increased its lending in the Branson Lakes area during recent years primarily due to the substantial growth in the area. While management believes the loans it has funded have been originated pursuant to sound underwriting standards, and individually have no unusual credit risk, the short period of time in which the Branson Lakes area has grown and the lower than expected increase in tourists visiting the area during recent years causes some concern as to the credit risk associated with the Branson Lakes area as a whole. Due to this concern and the overall growth of the commercial real estate and other residential real estate loan portfolios, management provided increased levels of loan loss allowances over the past five years.

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

At June 30, 1997 and 1996, Great Southern had an allowance for losses on loans and foreclosed assets of $15.8 million and $15.4 million, respectively, of which $3.4 million and $1.6 million, respectively, had been allocated as an allowance for specific loans, $319,000 and $1.1 million, respectively, had been allocated for foreclosed assets and $1.6 million and $832,000, respectively, had been allocated for impaired loans. The allowances are discussed further in Notes 3 and 4 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                 Year Ended June 30,
                                            -----------------------------------------------------------
                                              1997         1996         1995         1994         1993
                                            -------      -------      -------      -------      -------
                                                              (Dollars in thousands)
Balance at beginning of period              $14,356      $14,601      $13,636      $10,590      $ 6,029
                                             ------       ------       ------       ------       ------
Charge-offs:
  One- to four-family residential               185          189           13           85          189
  Other residential                              34        1,072          474          101           25
  Commercial real estate                        364          509          227           33           70
  Construction                                   14            0            0            0            0
  Consumer                                       70          198           48           33           28
  Commercial business                             9           25          120           32          106
                                             ------       ------       ------       ------       ------
    Total charge-offs                           676        1,993          882          284          418
                                             ------       ------       ------       ------       ------
Recoveries:
  One- to four-family residential                 0           33            0            8            0
  Other residential                              11            0            0            0            0
  Commercial real estate                         88          136          442          181          183
  Consumer                                        9           48           22           59           53
  Commercial business                            30           80           64           57           66
                                             ------       ------       ------       ------       ------
    Total recoveries                            138          297          528          307          302
                                             ------       ------       ------       ------       ------
Net charge-offs (recoveries)                    538        1,696          354          (23)         116
Provision for losses on loans
        (charged to expense)                  1,706        1,451        1,319        3,023        4,677
                                             ------       ------       ------       ------       ------
Balance at end of period                    $15,524      $14,356      $14,601      $13,636      $10,590
                                             ======       ======       ======       ======       ======
Ratio of net charge-offs to
        average loans outstanding             0.09%        0.32%        0.07%       (0.01%)       0.03%
                                              ====         ====         ====         ====         ====

The allowance for losses on loans at the date indicated is summarized as follows.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                    June 30,
                     -----------------------------------------------------------------------------------------
                          1997              1996             1995               1994               1993
                     ----------------  ----------------  ----------------  -----------------  ----------------
                               % of              % of              % of              % of               % of
                              Loans to          Loans to          Loans to          Loans to          Loans to
                               Total             Total             Total             Total             Total
                      Amount   Loans    Amount   Loans    Amount   Loans   Amount    Loans    Amount   Loans
                     -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                      (Dollars in thousands)
One- to four-family
  residential and
  construction       $ 1,039   41.0%   $   757   44.8%   $   670   45.9%   $   363   44.6%   $   320   47.2%
Other residential
  and construction        35   16.1        503   16.1        480    8.1        668   20.8        557   17.8
Commercial real estate
  and construction
  and commercial
    business           9,699    38.5     7,875   34.5      7,596   31.3      7,394   30.3      3,995   31.5
Consumer                 502     4.4       488    4.6        546    4.7        414    4.3        359    3.5
Unallocated            4,249     0.0     4,733    0.0      5,309    0.0      4,797    0.0      5,359    0.0
                      ------  -----     ------  -----     ------  -----      -----  -----      -----  -----
    Total            $15,524  100.0%   $14,356  100.0%   $14,601  100.0%   $13,636  100.0%   $10,590  100.0%
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

Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The Senior Vice President in charge of commercial lending also works with the commercial loan officers to see that necessary steps are taken to collect such delinquent loans. In addition, the Bank has a Problem Loan Committee which meets at least monthly and reviews all commercial loans 30 days or more delinquent as well as other loans not 30 days delinquent which management feels may present possible collection problems. If an acceptable work out of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

Delinquent loans at June 30, 1997 were $14.5 million compared to $12.1 million at June 30, 1996. This increase is mainly attributable to an increase in the 30-59 day and 90 days and over delinquent categories offset by a decrease in the 60-89 day category. The increase in total delinquencies mainly occurred in the other residential real estate and construction categories. For loans that Great Southern is servicing, the owners generally prescribe the collection procedures. Great Southern may act on the owners behalf in the collection process.

The table on the following page sets forth information concerning delinquent mortgage and other loans held in the Bank's portfolio at June 30, 1997, as well as comparative information for June 30, 1996, in dollar amount and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts which are overdue. For related information, see the discussion under the heading "- Allowance for Losses on Loans and Foreclosed Assets" above. The table is based on information prepared in accordance with generally accepted accounting principles.

                                 Loans Delinquent for
                            ---------------------------------------
                                                 90 Days   Total
                             30-59      60-89      and   Delinquent
                              Days       Days     Over     Loans
                            -------    -------   ------- ----------
                                     (Dollars in thousands)
One- to four-family
   residential real estate:
      Number of loans            29         8        33         70
      Amount                 $1,711    $  615    $2,708    $ 5,034
      Percent                  0.28%     0.10%     0.44%      0.81%
Other residential:
      Number of loans             1         1         1          3
      Amount                 $1,104    $  156    $ 4,254    $ 5,514
      Percent                  0.18%     0.03%     0.68%      0.89%
Commercial real estate:
      Number of loans             9         5         2         16
      Amount                 $1,741    $  606    $  316    $ 2,663
      Percent                  0.28%     0.10%     0.05%      0.43%
Construction:
      Number of loans             2         1         0          3
      Amount                 $  198    $   95    $    0     $  293
      Percent                  0.03%     0.02%     0.00%      0.05%
Consumer:
      Number of loans            44        24        62        130
      Amount                 $  120    $   48    $  184    $   352
      Percent                  0.02%     0.01%     0.03%      0.06%
Commercial business:
      Number of loans             5         1         1          7
      Amount                 $   64    $    1    $  600    $   665
      Percent                  0.01%     0.00%     0.10%      0.11%
Total June 30, 1997:
      Number of loans            90        40        99        229
      Amount                 $4,938    $1,521    $8,062    $14,521
      Percent                  0.79%     0.24%     1.30%      2.34%

Total June 30, 1996:
      Number of loans           102        56        88        246
      Amount                 $2,930    $3,667    $5,454    $12,051
      Percent                  0.50%     0.62%     0.93%      2.05%

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses, are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off-balance sheet items classified at June 30, 1997. The Bank's significant classified assets are discussed individually below.

                                                                        Total      Allowance
            Asset Category        Substandard   Doubtful     Loss    Classified   for Losses
        -----------------------   -----------   --------     ----    ----------   ----------
                                                  (Dollars in thousands)
        Loans and off-balance
          sheet risks               $14,331      $    0      $175      $14,506      $15,524
        Foreclosed assets             5,575           0         0        5,575          319
                                     ------       -----       ---       ------       ------
            Total                   $19,906      $    0      $175      $20,081      $15,843
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

                                                                       June 30,
                                               -------------------------------------------------------
                                                 1997        1996        1995        1994        1993
                                               -------     -------     -------     -------     -------
                                                                 (Dollars in thousands)
Non-accruing loans:
  One- to four-family residential              $ 2,018     $ 1,195     $   149     $   341     $   739
  Other residential                              3,826         934          --         200         198
  Commercial real estate                           316       1,407       2,004       4,500         766
  One- to four-family construction                 655         121          --          --          99
  Consumer                                         219         202         260         195          52
  Commercial business                              600         744         652         786          64
  Commercial construction                           --         851          --          --          --
                                                ------      ------      ------      ------      ------
    Total non-accruing loans                     7,634       5,454       3,065       6,022       1,918
Loans in connection with sales of
  foreclosed assets                                246         453         775       1,321       2,541
                                                ------      ------      ------      ------      ------
    Total non-performing loans                   7,880       5,907       3,840       7,343       4,459
                                                ------      ------      ------      ------      ------
Foreclosed assets:
  One- to four-family residential                  544         517         695       1,440         650
  Other residential                              1,150       7,121       3,359       1,709         198
  Commercial real estate                         4,276       3,309       4,878       6,180       9,451
                                                ------      ------      ------      ------      ------
    Total foreclosed assets                      5,970      10,947       8,932       7,620      10,101
                                                ------      ------      ------      ------      ------
Total non-performing assets                    $13,850     $16,854     $12,772     $14,963     $14,560
                                                ======      ======      ======      ======      ======
Total non-performing assets as a
      percentage of average total assets          2.07%       2.45%       2.18%       2.83%       3.04%
                                                  ====        ====        ====        ====        ====

Impaired loans totaled $10,163,000 and $5,455,000 at June 30, 1997 and 1996, respectively.

Interest of $487,000 and $923,000 was recognized on average impaired loans of $9,362,000 and $9,210,000 for 1997 and 1996.
Interest recognized on impaired loans on a cash basis during 1997 and 1996 was not materially different.

The level of non-performing assets are primarily attributable to the Bank's commercial real estate, other residential, construction and commercial business lending activities. These activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in fiscal 1996, and at a rate less than that of the Bank's commercial lending portfolio in fiscal 1993, 1994, 1995 and 1997. For a discussion of the risks associated with these activities, see the discussions under the heading "- Commercial Real Estate and Construction Lending" and "- Commercial Business Lending" above.

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

The Bank's investment securities portfolio at June 30, 1997 and 1996 contained no securities (tax exempt or of any issuer) with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies.

On August 15, 1995, the OTS adopted its final rule on regulatory capital-stockholders' equity. This rule requires debt and equity securities to be segregated into the following three categories: trading, held-to-maturity and available-for-sale. Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. The unrealized gains and losses are included in earnings.

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

As of June 30, 1997 and 1996, the Bank held approximately $49.8 million and $49.2 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had a market value of approximately $49.9 million and $49.3 million, respectively. In addition, as of June 30, 1997 and 1996, the Company held approximately $7.4 million and $4.7 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. The implementation of the OTS policy statement has not had a material impact on the Bank's financial condition or results of operations since management has historically purchased securities with the intent of holding until maturity. This issue is discussed further under the heading "Regulation-Accounting" below and in Notes 1 and 2 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                               June 30, 1997
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                             $5,175       $2,233         $  0        $7,408
                                                 =====        =====          ===         =====
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 7,057       $    8         $  4       $ 7,061
  U.S. government agencies                      42,700          110           12        42,798
                                                ------         ---          ---        ------
    Total held-to-maturity securities          $49,757       $  118         $ 16       $49,859
                                                ======          ===          ===        ======

                                                                 June 30, 1996
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                             $4,498        $259         $102        $4,656
                                                 =====         ===          ===         =====
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 6,902        $  7         $ 22       $ 6,887
  U.S. government agencies                      41,831         159           35        41,955
  States and political subdivisions                449           0            0           449
                                                ------         ---          ---        ------
    Total held-to-maturity securities          $49,182        $166         $ 57       $49,291
                                                ======         ===          ===        ======

                                                                 June 30, 1995
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                             $2,498        $593         $  0        $3,091
                                                 =====         ===          ===         =====
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 1,267        $ 20         $  0       $ 1,287
  U.S. government agencies                      45,247         334           59        45,522
  States and political subdivisions                456           0            0           456
                                                ------         ---          ---        ------
    Total held-to-maturity securities          $46,970        $354         $ 59       $47,265
                                                ======         ===          ===        ======
------------------------------------

  (1) See "Regulation-Federal Home Loan Bank System" and Note 2 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The following table presents the contractual maturities and weighted average yields of held-to-maturity securities at June 30, 1997. The table is based on information prepared in accordance with generally accepted accounting principles.

                                             Amortized  Approximate
                                      Cost     Yield    Fair Value
                                    -------  ---------  -----------
                                        (Dollars in thousands)
In one year or less                 $18,047     5.85%     $18,073
After one through five years         31,710     6.11%      31,786
                                     ------                ------
    Total                           $49,757               $49,859
                                     ======                ======


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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates. In recent years, the Bank has been required by market conditions to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and regulated fixed-interest-rate, fixed-term certificates that were the Bank's primary source of deposits prior to 1978. The Bank offers regular passbook accounts, checking accounts, various money market accounts, fixed-interest-rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts. The composition of the Company's deposits at the end of recent periods is set forth in Note 6 of Notes to Consolidated Financial Statements included in the Annual Report to Stockholders, which portions are incorporated herein by reference.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Company at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                 June 30,
                                      -----------------------------------------------------------------
                                             1997                   1996                   1995
                                      ------------------     -------------------     ------------------
                                                Percent                 Percent                Percent
                                       Amount   of Total       Amount   of Total      Amount   of Total
                                      --------  --------     ---------  --------     --------  --------
                                                            (Dollars in thousands)
Time deposits:
    0.00% -   3.99%                   $    724      .16      $  2,376     0.60      $  3,746     0.97%
    4.00% -   4.99%                     14,166     3.08        14,472     3.65        30,873     8.03
    5.00% -   5.99%                    212,238    46.22       169,905    42.79        84,499    21.99
    6.00% -   6.99%                     51,540    11.22        32,596     8.21        89,817    23.37
    7.00% -   7.99%                     12,326     2.69        17,123     4.31        20,105     5.23
    8.00%  - 10.25%                        507      .11           646     0.16         3,801     0.99
                                       -------   ------       -------   ------       -------   ------
Total Time deposits                    291,501    63.48       237,118    59.72       232,841    60.58
Non-interest-bearing demand deposits    14,572     3.17         8,886     2.24         8,182     2.13
Savings deposits (2.51%-2.50%-2.52%)    35,065     7.64        37,010     9.32        38,285     9.96
Interest-bearing demand
     deposits (2.36%-2.41%-2.51%)      115,232    25.09       112,224    28.26       103,335    26.89
Accrued Interest                         2,866      .62         1,817      .46         1,684     0.44
                                       -------   ------       -------   ------       -------   ------
Total Deposits                        $459,236   100.00      $397,055   100.00%     $384,327   100.00%
                                       =======   ======       =======   ======       =======   ======

The following table sets forth the deposit flows of the Company during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period. The net increase in deposits during the year ended June 30, 1997 and June 30, 1995 was primarily in time deposits while during the year ended June 30, 1996 the net increase was in interest-bearing deposits. Deposit flows at savings institutions may also be influenced by external factors such as competitors' pricing, governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                 Year Ended June 30,
                                      ----------------------------------------
                                         1997           1996           1995
                                      ----------     ----------     ----------
                                              (Dollars in thousands)
     Opening balance                  $  397,055     $  384,327     $  358,987
     Deposits                          2,143,074      1,731,347      1,652,386
     Withdrawals                       2,092,700      1,730,268      1,636,288
     Interest credited                    11,807         11,649          9,242
                                       ---------      ---------      ---------
     Ending Balance                   $  459,236     $  397,055     $  384,327
                                       =========      =========      =========
     Net increase                        $62,181        $12,728        $25,340
                                          ======         ======         ======
     Percent increase                     15.66%          3.31%          7.06%
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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of June 30,
1997.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                                             Maturity
                                    ---------------------------------------------------------
                                                   Over       Over        Over
                                    3 Months      3 to 6     6 to 12       12
                                     or Less      Months      Months      Months       Total
                                    --------     -------     -------     -------     --------
                                                      (Dollars in thousands)
Time deposits:
  Less than $100,000                $ 53,048     $33,606     $48,642     $32,677     $167,973
  $100,000 or more                    15,573       6,429      10,109      12,378       44,489
  Brokered                            66,809       1,085         890       8,603       77,387
  Public funds (1)                     1,309         343          --          --        1,652
                                      ------      ------      ------      ------      -------
    Total                           $136,739     $41,463     $59,641     $53,658     $291,501
                                      ======      ======      ======      ======      =======

(1)  Deposits from governmental and other public entities.

The following table shows rate and maturity information for the Bank's time deposits as of June 30, 1997.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                  0.00-     4.00-     5.00-     6.00-     7.00-     8.00-              % of
                                  3.99%     4.99%     5.99%     6.99%     7.99%    10.25%     Total    Total
                                 ------    -------   -------   -------   -------   ------   --------  -------
                                                            (Dollars in thousands)
Time deposits maturing
    in quarter ending:
  September 30, 1997             $  659    $13,839  $116,834   $ 5,168   $     9     $230   $136,739   46.91%
  December 31, 1997                  --         26    37,122     3,954       331       30     41,463   14.22
  March 31, 1998                     16        140    19,483     4,598       528       --     24,765    8.50
  June 30, 1998                      --        108    19,768     7,318     7,681        1     34,876   11.96
  September 30, 1998                 --         32     4,182     9,210        --        2     13,426    4.61
  December 31, 1998                  --         12     3,698     3,496        --       20      7,226    2.48
  March 31, 1999                      1         --     3,520     3,989       183       20      7,713    2.65
  June 30, 1999                       2         --     2,882     4,982        99        1      7,966    2.73
  September 30, 1999                 --         --       305       767        --       --      1,072    0.37
  December 31, 1999                  --          8       465       374       296       --      1,143    0.39
  March 31, 2000                     --         --       653     1,526       373       --      2,552    0.88
  June 30, 2000                      --         --       697       863        82       --      1,642    0.56
  September 30, 2000                 --          1       128     1,179        --       --      1,308    0.45
  December 31, 2000                  --         --       150       138         2       --        290    0.10
  March 31, 2001                     --         --       647       123        --       --        770    0.26
  June 30, 2001                      --         --       190       456        61       --        707    0.24
  Thereafter                         46         --     1,514     3,399     2,681      203      7,843    2.69
                                   ----     ------   -------    ------    ------      ---    -------  ------
    Total                        $  724    $14,166  $212,238   $51,540   $12,326     $507   $291,501  100.00%
                                  =====     ======   =======    ======    ======      ===    =======  ======

Borrowings. Great Southern's other sources of funds include advances from the FHLBank and collateralized borrowings. As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. FIRREA requires that all long-term FHLBank advances be for the purpose of financing residential housing. Pursuant to FIRREA, the Federal Housing Finance Board has promulgated regulations which establish standards of community investment for FHLBank members to maintain continued access to long-term advances. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. The Bank has a $75 million revolving line of credit with the FHLBank which provides for immediately available funds. At June 30, 1997, $30.8 million of the revolving line was in use with $44.2 million remaining available. These funds can be drawn by the Bank for lending or other liquidity needs with some limitations.

The Bank's borrowings also include borrowings collateralized with whole mortgage loans from the Bank's portfolio and investment securities from the Bank's held-to-maturity portfolio. These borrowings are also discussed in Note 8 of "Notes to Consolidated Financial Statements included in the Annual Report to Stockholders", which portions are incorporated herein by reference.

The following table sets forth the maximum month-end balances and average daily balances of FHLBank advances and collateralized borrowings during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                       Year Ended June 30,
                                ------------------------------
                                   1997       1996       1995
                                ------------------------------
                                    (Dollars in thousands)
Maximum Balance:
  FHLBank advances              $207,576   $188,450   $156,667
  Collateralized borrowings       28,744     20,132     18,695

Average Balances:
  FHLBank advances              $166,023   $169,468   $127,361
  Collateralized borrowings       18,894     17,344     15,607

The following table sets forth certain information as to the Company's FHLBank advances and collateralized borrowings at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                            June 30,
                                 -------------------------------
                                   1997       1996        1995
                                 --------    -------    --------
                                      (Dollars in thousands)

FHLBank advances                 $151,881    $180,797    $154,323
Collateralized borrowings          28,744      16,468      13,947
                                  -------     -------     -------
  Total borrowings               $180,625    $197,265    $168,270
                                  =======     =======     =======

Weighted average interest rate
  of FHLBank advances               6.42%      6.06%      6.61%
                                    ====       ====        ====

Weighted average interest rate
  of collateralized borrowings      3.24%      2.63%      2.96%
                                    ====       ====        ====

Subsidiaries

Great Southern.  As a federally-chartered savings bank, Great
Southern may invest up to 3% of its assets in service corporations. The Bank had no investment in service corporations at June 30, 1997 and 1996.

Holding Company. At June 30, 1997, the Holding Company's total investment in Great Southern Financial Corporation ("GSFC") and Great Southern Capital Management, Inc. ("Capital Management") was $1.1 million and $456,000, respectively. Both GSFC and Capital Management are incorporated under the laws of the state of Missouri. These subsidiaries are primarily engaged in the following activities:

Appraisal Services. Appraisal Services, Inc., incorporated in 1976, is a wholly-owned subsidiary of GSFC and performs primarily residential real estate appraisals for a number of clients, the majority of which is for the Bank and its loan customers.
Appraisal Services, Inc. had a net loss of $2,000 and net income of $7,000 in fiscal 1997 and 1996, respectively.

General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $133,000 and $98,000 in fiscal 1997 and 1996, respectively.

Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At June 30, 1997, it was the largest travel agency based in southwestern Missouri. Great Southern Travel operates from 15 full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $46,000 and $122,000 in fiscal 1997 and 1996, respectively.

Brokerage Services. Capital Management, organized in 1988, offers a full line of financial consultation, investment counseling and discount brokerage services. Capital Management operates through Great Southern's branch office network. Capital Management had net income of $243,000 and $257,000 in fiscal 1997 and 1996, respectively.

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

The Bank faces substantial competition in attracting deposits from other savings institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions and commercial banks located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch and ATM locations with interbranch deposit and withdrawal privileges at each branch location.

The authority to offer money market deposits and the expanded lending and other powers authorized for thrift institutions by federal and state legislation have resulted in increased competition for both deposits and loans between thrift institutions and other financial institutions such as commercial banks.

Employees

At June 30, 1997, the Bank and its affiliates had a total of 498 employees, including 213 part-time employees. None of the Bank's employees is represented by any collective bargaining agreement.
Management considers its employee relations to be good.

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

Insurance of Accounts and Regulation by the FDIC

The FDIC maintains two separate deposit insurance funds: the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). Great Southern's depositors are insured by the SAIF up to $100,000 per insured account (as defined by law and regulation). This insurance is backed by the full faith and credit of the United States Government.

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

On September 30, 1996, the President signed into law the Deposit Insurance Fund Act of 1996 (the "Act"). The Act included provisions to recapitalize the SAIF through a one-time special assessment of 65.7 basis points of SAIF assessable deposits held by savings associations at March 31, 1995. Great Southern's special assessment was $2.5 million and was reflected in expense in the September 1996 quarter.

Great Southern pays annual assessments for SAIF insurance. Under current FDIC regulations, the annual SAIF assessment rate is based, in part, on the degree of risk to the deposit insurance fund that, in the opinion of the FDIC, is presented by a particular depository institution compared to other depository institutions. The FDIC uses a matrix having as variables the level of capitalization of a particular institution and the level of supervision that its operations require; and the risk-based amendment rates determined in this fashion range from 0.00% of deposits for the least risky to 0.27% for the most risky. In establishing the SAIF assessment rate, the FDIC is required to consider the SAIF's expected operating expenses, case resolution expenditures and income and the effect of the assessment rate on SAIF members' earnings and capital. There is no cap on the amount the FDIC may increase the SAIF assessment rate. The Bank currently has a risk based assessment rate of 0.00%. In addition, the FDIC is authorized to raise the assessment rates in certain instances. Any increases in the assessments would negatively impact the earnings of Great Southern.

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

The Act also authorized the FDIC to collect assessments against BIF and SAIF assessable deposits to be paid to the Financing Coporation (the FICO") to service interest on FICO debt issued during the 1980's. Beginning January 1997, the FICO assessment rate was set at .0648% for SAIF insured deposits and .013% on BIF insured deposits.

The Act also requires the Treasury Department to conduct a survey of all issues considered to be relevant to the development of a common charter for all FDIC insured institutions and the termination of separate and distinct charters for banks and savings associations. The law specifies that the BIF and SAIF are to be merged by 1999, if there are no savings associations in existence at that time. A merger of the deposit insurance funds could potentially occur prior to 1999 if certain conditions are met.


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

The OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries. According to these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the tangible capital requirement and the leverage limit, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are includable subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes (the investment in such subsidiaries is excluded from adjusted total assets). For all other subsidiaries ("non-includable subsidiaries"), the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1997, Great Southern had tangible capital equal to 7.7% of adjusted total assets, which exceeds the minimum requirement of 1.5% as in effect on June 30, 1997.

The capital standards mandated by FIRREA also include a leverage ratio requirement that requires all savings associations to maintain core capital equal to at least 3% of adjusted total assets. Core capital generally consists of common stockholders' equity (including retained earnings), most non-cumulative preferred stock and related surplus, certain non-withdrawable accounts and pledged deposits at mutual institutions and minority equity interests in consolidated subsidiaries. Intangible assets, including goodwill, are excluded from core capital, except, as described in more detail below, purchased mortgage servicing rights. In general, for purposes of calculating the core capital ratio, adjusted total assets is defined as consolidated total assets in accordance with GAAP, excluding intangible assets not permitted to be included in core capital. In addition, the special capitalization requirements for subsidiaries that apply for determining the tangible capital requirement also apply for determining the leverage ratio requirement.

Purchased mortgage servicing rights may be included in core capital up to the lesser of (i) 90% of their fair market value (if determinable), or (ii) their current amortized book value under GAAP (except that purchased mortgage servicing rights owned on February 9, 1990 are grandfathered and may be recognized for regulatory capital purposes to the extent otherwise permitted by the OTS). At June 30, 1997, Great Southern had no purchased mortgage servicing rights eligible for inclusion in capital.

At June 30, 1997, Great Southern had core capital equal to 7.7% of adjusted total assets, which exceeds the minimum leverage ratio requirement of 3% now in effect.

The risk-based requirement promulgated by OTS requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital, plus general loss reserves up to a maximum of 1.25% of risk-weighted assets. The extent to which maturing capital instruments may be included as supplementary capital decreases as the maturity date of the instrument approaches. At June 30, 1997, Great Southern had no capital instruments that qualified as supplementary capital. At June 30, 1997, Great Southern had $15.3 million in general loss reserves, which is $8.7 million greater than 1.25% of risk-weighted assets. Supplementary capital qualifies as total capital only to the extent it does not exceed an association's core capital. At June 30, 1997, Great Southern had $6.6 million in qualifying supplementary capital.

To calculate risk-weighted assets, on-balance sheet assets and off-balance sheet assets (after being converted to an on-balance sheet credit equivalent amount) are risk-weighted in four risk categories from 0% to 100%, depending on the credit risk inherent in the asset. Before being assigned a risk-weight, off-balance sheet items are adjusted by conversion factors of 0% to 100% to determine the amount of the on-balance credit equivalent amount against which risk-based capital must be maintained. The risk-weightings are applied to the on-balance sheet credit equivalents based on the obligor. On June 30, 1997, Great Southern had total capital (including $53.8 million in core capital and $6.6 million in qualifying supplementary capital) of $60.4 million and risk-weighted assets (including $10 million in converted off-balance sheet assets) of $519 million; or total capital of 11.6% of risk-weighted assets. This amount is in excess of the required level.

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

For purposes of this ratio, liquid assets include specified short-term assets (e.g., cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets (e.g., United States Treasury obligations of more than one and less than five years and state agency obligations with a maximum term of two years). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans (qualifying as backing for certain mortgage-backed securities) with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of liquidity requirements. At June 30, 1997, Great Southern was in compliance with these requirements, with an overall liquidity ratio of 7.4% and a short-term liquidity ratio of 5.8%.

The Company has been in various buy-back programs since May 1990. During the year ended June 30, 1997, the Company repurchased 961,967 shares of its common stock at an average price of $16.20 per share and reissued 254,992 shares of treasury stock at an average price of $2.01 per share for stock option exercises. During the year ended June 30, 1996, the Company repurchased 281,196 shares of its common stock at an average price of $11.92 per share and reissued 87,776 shares of treasury stock at an average price of $1.58 per share for stock option exercises.

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

Management believes that the Company had at June 30, 1997, and continues to have, sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At June 30, 1997, the Company had commitments of approximately $80 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

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

Qualified Thrift Lender Test

Savings associations are required to satisfy a qualified thrift lender ("QTL") test. The QTL test currently requires a savings association to hold at least 65% of its portfolio assets in qualified thrift investments and to continue to maintain such percentage holdings for at least nine months of each preceding twelve-month period. Certain temporary and limited exceptions from meeting the new test may be granted by the OTS. Portfolio assets are total assets less intangible assets, the value of properties used to conduct business and certain liquid assets (up to 20% of total assets). Qualified thrift investments include certain assets (generally, residential housing related assets) which are includible without limitation and assets which are includible subject to percentage limitations. The Management of Great Southern believes it satisfied the QTL test at June 30, 1997.

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

Effective June 1, 1997, the Riegle-Neal also repealed certain restrictions on the establishment of interstate branches located within the state of Missouri. Out-of-state financial institutions are able to establish certain interstate branches within the state of Missouri. Management believes that any such actions would likely benefit its competitors. In addition, various legislative proposals relating to depository institutions have been or are expected to be introduced in the current session of Congress. Such proposals may restrict, regulate or otherwise alter the power or ability of the Bank and other depository institutions to sell mutual funds and annuities or insurance products. No prediction can be made as to what, if any, legislative action will ultimately be taken, or what affect it may have on the Bank.

Certain Transactions

Prior to FIRREA, Great Southern, like many financial institutions, followed a policy of granting loans to certain of its officers, directors and employees, generally for the financing of their personal residences at favorable interest rates. Generally, residential loans were granted at interest rates 1% above the Bank's cost of funds, subject to annual adjustments. These loans were made in the ordinary course of business, on substantially the same terms and collateral as those of comparable transactions prevailing at the time, and did not involve more than the normal risk of collectibility or present other unfavorable features. All loans by Great Southern to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of Great Southern. Effective August 9, 1989, FIRREA required that all such transactions be on terms and conditions comparable to those for similar transactions with non-affiliates. It also provided that the Company could have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to a broad group of employees with in guidelines defined by the policy. The Bank has such a policy in place that allows for loans to full-time employees with at least two years of service. The terms are the same as those used prior to FIRREA. In addition, all loans and other transactions between Great Southern and its affiliates will be subject to approval by a majority of the directors of Great Southern, including a majority of its disinterested directors.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against net transaction accounts of $52 million or less (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against the portion of total transaction accounts in excess of such amount. In addition, a reserve of between 0% to 9% (subject to adjustment by the Federal Reserve Board) must be maintained on non-personal time deposits. Under current regulations, this reserve percentage is 0%. The Bank may elect not to maintain reserves against approximately $4.4 million in accounts subject to these reserve requirements. At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Regulation - Liquidity" above.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year (if less than 30% of its assets were so invested, the calculation must be made as if 30% of its assets were so invested), or 5% (or such greater percentage as established by the FHLBank) of its outstanding FHLBank advances. At June 30, 1997, Great Southern had $10.8 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five years, such dividends have averaged 7.7% and were 7.0% for fiscal year 1997. Certain provisions of FIRREA require all 12 FHLBanks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

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

A thrift association was permitted to establish a reserve for bad debts and to deduct each year a reasonable addition to that reserve in computing its taxable income. Thrift associations that met certain tests relating to the nature of their regulatory supervision, business operations, income and assets ("qualifying thrifts") were allowed to calculate their allowable bad debt deduction under the special rules of section 593 of the Code. In order to be a qualifying thrift, at least 60% of the thrift's assets in any year had to be qualifying assets (including United States government securities, loans secured by an interest in residential real property or deposits, cash and certain other assets). The Bank had been a qualifying thrift.

The Code provided different methods for computing the additions to the bad debt reserve for qualifying real property loans and nonqualifying loans. Generally, a qualifying real property loan included any loan secured by an interest in improved real property or real property to be improved out of the proceeds of the loan and a regular or residual interest in certain real estate mortgage investment conduits. A nonqualifying loan was any loan which was not a qualifying real property loan. A qualifying thrift could elect annually to compute its addition to its reserve for qualifying real property loans under the more favorable of (i) a method based on the thrift's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of the thrift's taxable income, as adjusted (the "percentage of taxable income" method). The addition to the reserve for nonqualifying loans was computed under the experience method.

Under the experience method, the deductible annual addition was the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bore the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during that year and the five preceding taxable years bore to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (the "base year"), subject to further limitations in the event total loans outstanding were less than the total amount outstanding at the close of the base year.

Under the percentage of taxable income method, a qualifying thrift generally was allowed to deduct as an addition to its bad debt reserve an amount equal to 8% of such thrift's taxable income determined without regard to such deduction and with certain adjustments. The amount thus computed was reduced by the amount permitted as a deduction for nonqualifying loans under the experience method. The maximum effective federal income tax rate (exclusive of the corporate minimum tax) payable by a thrift using the percentage of taxable income method was approximately 31.3% compared to a maximum rate of 34% for other corporations.

Although the Bank filed a consolidated federal income tax return with the Holding Company, the Bank generally was permitted to take only its separate taxable income (as adjusted for this purpose) into account when computing its allowable bad debt reserve deduction under the percentage of taxable income method. If, however, the Holding Company or another member of the consolidated group incured tax losses in activities "functionally related" to the Bank's business, those losses would reduce the Bank's taxable income for purposes of the bad debt reserve computation. In addition, taxable income was reduced by net operating loss carryforwards of the Bank.

The amount of the addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method could not exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at that time. In addition, the thrift's aggregate addition to its reserve for losses on qualifying real property loans could not exceed the greater of (i) the amount which, when added to the addition to the reserve for losses on nonqualifying loans, equaled the amount by which 12% of the total deposits and withdrawable accounts of depositors of the thrift at the close of the taxable year exceeded the sum of the thrift's surplus, undivided profits and reserves at the beginning of such year or (ii) the amount determined under the experience method.

To the extent that a qualifying thrift's reserve for losses on qualifying real property loans exceeded the amount that would have been allowed under the experience method (the "excess bad debt reserve"), and if the thrift made distributions to stockholders that were considered to result in withdrawals from that excess bad debt reserve, the amounts withdrawn were included in such thrift's gross income in the year of withdrawal. A dividend distribution was treated as first out of the thrift's current or accumulated earnings and profits, as calculated for federal income tax purposes. Dividend distributions in excess of such thrift's current or accumulated earnings and profits were considered to be from the thrift's excess bad debt reserve, to the extent of the excess bad debt reserve, and thus included in the thrift's taxable income. The amount considered to be withdrawn by such a distribution was the amount of the distribution that was deemed to have been made from the bad debt reserve plus the amount necessary to pay tax with respect to the withdrawal, so the total amount included in gross income, when reduced by the income tax attributable to the inclusion of such amount in gross income, was equal to the amount of the distribution that was deemed to have been made from the bad debt reserve. Distributions in redemption of stock and distributions in partial or complete liquidation of a thrift were considered to be first out of such thrift's excess bad debt reserve and then out of the thrift's current or accumulated earnings and profits.


Bad Debt Reserves - Beginning Fiscal Year 1997

Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for one year. The amount of post 1987 recapture for the Bank is estimated at $5 million which would create tax of approximately $2 million, or $400,000 per year for each of the remaining five years. The $2 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid.

Beginning with the year ending June 30, 1997, the Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

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

Alternative Minimum Tax

Corporations generally are subject to a 20% corporate alternative minimum tax ("AMT"). The AMT must be paid by a corporation to the extent it exceeds that corporation's regular federal income tax liability. The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986; and (ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined. A portion of the AMT paid, if any, may be credited against future regular federal income tax liability. In addition, for taxable years beginning after 1986 and before 1996, corporations generally were also subject to an environmental tax equal to 0.12% of the excess of the alternative minimum taxable income (computed without regard to any net operating loss deduction) for a taxable year in excess of $2 million.

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

The Holding Company and its non-financial subsidiaries are subject to an income tax which is imposed on the corporation's net income at the rate of 6.25% for fiscal year 1997. The return is filed on a consolidated basis by all members of the consolidated group excluding the Bank.

Delaware Taxation

As a Delaware corporation, the Holding Company is required to file annual returns with and pay annual fees to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of Holding Company common stock.

Examinations

The Holding Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service with respect to consolidated federal income tax returns, and as such, these returns have been closed without audit through June 30, 1993.


Item 2. Properties.

The following table sets forth certain information concerning the main office and each branch office of the Company at September 15, 1997. The aggregate net book value of the Company's premises and equipment was $7.4 million and $6.7 million, respectively, at June 30, 1997 and 1996. See also Note 5 and Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders, which portions are incorporated herein by reference. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of Management, the facilities are adequate and suitable for the needs of the Company.

                                                                           Owned    Lease Expiration
                                                                Year         or      (Including Any
                          Location                             Opened      Leased     Renewal Option)
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


                                                                           Owned    Lease Expiration
                                                                Year         or      (Including Any
                          Location                             Opened      Leased     Renewal Option)
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
714 S. Neosho Boulevard           Neosho, Missouri              1991       Owned           N/A

Highway 54                        Osage Beach, Missouri         1987       Owned           N/A
1000 W. Jackson **                Ozark, Missouri               1985       Owned           N/A
1701 W. Jackson                   Ozark, Missouri               1997       Owned           N/A
208 South Street                  Stockton, Missouri            1988      Leased          2005

323 E. Walnut                     Thayer, Missouri              1978      Leased*         2011
1210 Parkway Shopping Center      West Plains, Missouri         1975       Owned           N/A
1729 W. Highway 76                Branson, Missouri             1983       Owned           N/A

TRAVEL OFFICES:

5000 E. Kearney                   Springfield, Missouri         1982      Leased          2000
_____________________________
*  Building owned with land leased.
** Branch was moved to 1701 W. Jackson.  This property is vacant and in the process of being sold.

The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at June 30, 1997 was $597,000 compared to $578,000 at June 30, 1996. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank as a whole.

The Bank maintains a network of Automated Teller Machines ("ATMs").
The Bank utilizes an external service for operation of the ATMs which also allows access to the various national ATM networks. A total of 65 ATMs are located at various branches and primarily convenience stores located throughout southwest and central
Missouri.  The book value of all ATMs utilized by the Bank at June
30, 1997 was $689,000 compared to $485,000 at June 30, 1996.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 1997.

Executive Officers of the Registrant.

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following list is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Registrant's Definitive Proxy Statement, which was filed on September 18, 1997.

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

Don M. Gibson.   Mr. Gibson, age 53, is the Vice-Chairman, Chief
Operating Officer, Chief Financial Officer and Secretary of the
Bank and the Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary of the Holding Company.  He
has supervisory responsibilities over the Bank's Information
Services, Accounting, Staff and Line Operations areas.  Mr. Gibson has been with the Holding Company since its inception in 1989 and the Bank since 1975.

Joseph W. Turner.   Mr. Turner, age 33, is Executive Vice President
and General Counsel of the Holding Company and President and
General Counsel in the commercial lending area at the Bank.  Mr.
Turner joined the Bank in June 1991 and the Holding Company in
1995.  Prior to joining the Bank, Mr. Turner was an attorney with the Kansas City, Missouri law firm of Stinson, Mag and Fizzell.
His practice was primarily in the areas of banking, creditors'
rights and securities regulation.  Mr. Turner is the son of Mr.
William V. Turner and the nephew of Mr. Albert F. Turner.






Richard L. Wilson.   Mr. Wilson, age 39, is Senior Vice President
and Controller of the Bank.  He joined the Bank in 1986 and is responsible for the internal and external financial reporting of the Holding Company and its subsidiaries.  Mr. Wilson is a
Certified Public Accountant.

Vicki L. Bilyeu.   Mrs. Bilyeu, age 43, is First Vice President in
the mortgage lending area at the Bank.  Mrs. Bilyeu joined the Bank in December 1992. Prior to joining the Bank, Mrs. Bilyeu was a lending officer and branch manager with a national mortgage loan company.

Michael D. Lawson.   Mr. Lawson, age 33, is First Vice President in
the commercial lending area at the Bank.  Mr. Lawson joined the
Bank in November 1996.  Prior to joining the Bank, Mr. Lawson was a lending officer and branch manager with a competing $1 billion bank.

Steven G. Mitchem.   Mr. Mitchem, age 45, is First Vice President
and Credit Administration Officer of the Bank.  He joined the Bank in 1990 and is responsible for administration of commercial lending policies and banking regulatory matters.  Prior to joining the
Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal
Deposit Insurance Corporation.


PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General
Instruction G(2) for Form 10-K.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

Market Information.   The Holding Company's Common Stock is listed
on the National Market System of the National Association of
Securities Dealers Automated Quotations ("NASDAQ") System under the symbol "GSBC."  The following table sets forth the range of high and low bid prices of the Holding Company's Common Stock during each fiscal quarter for fiscal years 1997 and 1996, as reported by the NASD.  These quotations represent bid prices between dealers and do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                                  Dividend
                             High      Low      Declarations
   Fiscal Year 1997
      First Quarter         $15 1/2   $13 1/8       $.0875
      Second Quarter         18        14 1/2        .10
      Third Quarter          18 1/4    17            .10
      Fourth Quarter         18        16 1/8        .10

   Fiscal Year 1996
      First Quarter         $11 1/4   $ 9 1/4      $.0875
      Second Quarter         12 3/8    10 5/8       .0875
      Third Quarter          12 11/16  11 5/8       .0875
      Fourth Quarter         13 3/4    12           .0875

The last inter-dealer bid for the Holding Company's Common Stock on June 30, 1997 was $16 1/4.

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


                                                                       Year Ended June 30,
                                                     ----------------------------------------------------------
                                                       1997      1996      1995      1994      1993      1992
                                                     --------  --------  --------  --------  --------  --------
                                                            (Dollars in thousands, except per share data)
Summary Statement of Condition Information:
  Year-end assets                                    $707,841  $668,105  $622,380  $534,740  $515,293  $470,672
  Year-end loans receivable, net                      583,709   546,759   519,255   443,750   419,527   352,016
  Year-end allowance for loan losses                   15,524    14,356    14,601    13,636    10,590     6,029
  Year-end available-for-sale securities                7,408     4,656     3,091        --        --        --
  Year-end held-to-maturity securities                 49,757    49,182    46,970    48,217    51,218    61,915
  Year-end foreclosed assets held for sale, net         5,651     9,862     7,999     6,070     8,909    12,386
  Year-end allowance for foreclosed asset losses          319     1,086       933     1,549     1,192     1,117
  Year-end intangibles                                     --     1,102     1,187     1,272     1,356     1,441
  Year-end deposits                                   459,236   397,055   384,327   358,987   326,611   350,346
  Year-end total borrowings                           180,625   197,265   168,270   108,587   130,253    64,994
  Year-end stockholders' equity (retained
    earnings substantially restricted)                 60,348    67,808    62,982    61,462    51,723    49,879
  Average loans receivable, net                       561,146   536,695   486,726   433,638   376,620   340,365
  Average total assets                                670,172   643,885   584,536   527,842   479,261   465,107
  Average deposits                                    416,041   385,734   374,011   340,933   327,647   347,511
  Average stockholders' equity                         62,200    65,355    60,942    57,758    50,618    49,614
  Year-end number of deposit accounts                  69,762    60,649    59,461    58,054    53,960    53,251
  Year-end number of full-service offices                  25        25        25        25        25        27


Summary Income Statement Information:
  Interest income                                     $55,540   $53,938   $47,110  $ 38,988  $ 37,162  $ 39,023
  Interest expense                                     28,822    28,132    23,411    17,433    16,810    22,136
  Net interest income                                  26,718    25,806    23,699    21,555    20,352    16,887
  Provision for loan losses                             1,706     1,451     1,319     3,023     4,677     2,857
  Net interest income after provision for loan losses  25,012    24,355    22,380    18,532    15,675    14,030
  Service charge fees                                   2,785     2,382     2,273     2,131     1,762     1,623
  Net realized gains on sales of
    available-for-sale securities                         205       680        21        --        --        --
  Net realized gains on sales of loans                    522       540        92       565       387       295
  Income (expense) on foreclosed assets                   286       728      (243)      588       352    (1,068)
  Other non-interest income                             6,645     5,994     5,771     5,565     4,692     4,282
  Non-interest expenses                                20,363    16,274    15,293    14,661    13,599    12,826
  Income before income taxes                           15,091    18,405    15,001    12,720     9,269     6,336
  Provision for income taxes                            5,751     7,111     5,513     4,379     4,533     2,544
  Income before change in accounting principle          9,340    11,294     9,488     8,341     4,736     3,792
  Change in accounting principle                           --        --        --     3,375        --        --
  Net income                                          $ 9,340   $11,294  $  9,488  $ 11,716  $  4,736  $  3,792




                                                                         Year Ended June 30,
                                                       ---------------------------------------------------------
                                                         1997      1996      1995      1994      1993      1992
                                                       -------   -------   -------   -------   -------   -------
Per Common Share Data:
  Primary earnings per common share:
    Income before change in accounting principle        $1.10     $1.23     $1.00     $ .83      $.46      $.34
    Change in accounting principle                         --        --        --       .34        --        --
    Net Income                                           1.10      1.23      1.00      1.17       .46       .34
  Fully diluted earnings per common share:
    Income before change in accounting principle         1.10      1.23      1.00       .83       .46       .34
    Change in accounting principle                         --        --        --       .67        --        --
    Net Income                                           1.10      1.23      1.00      1.17       .46       .34
  Cash dividends declared                                 .39       .35       .30       .15       .07       .07
  Book value                                             7.45      7.70      7.00      6.42      5.41      4.93
  Average shares outstanding                            8,394     8,926     9,162     9,648     9,798     11,100
  Year-end actual shares outstanding                    8,105     8,812     9,006     9,570     9,558     10,110
  Year-end fully diluted shares outstanding             8,488     9,218     9,478    10,056    10,254     11,100

Earnings Performance Ratios:
  Return on average assets                               1.39%     1.75%     1.62%     1.58%     0.99%     0.82%
  Return on average stockholders' equity                15.02     17.28     15.57     14.44      9.37      7.64
  Non-interest expense to average total assets           3.04      2.53      2.62      2.78      2.77      2.99
  Average interest rate spread                           3.79      3.82      3.86      4.05      4.20      3.55
  Year-end interest rate spread                          3.90      3.72      3.79      3.87      3.71      3.60
  Net interest margin (1)                                4.17      4.21      4.25      4.31      4.51      3.87
  Adjusted efficiency ratio (excl. foreclosed assets)   55.2      45.97     48.01     49.17     50.01     55.56
  Average interest-earning assets as a percentage
    of average interest-bearing liabilities            108.5     108.4     109.3     107.4     108.3     107.5

                                                                         Year Ended June 30,
                                                       ---------------------------------------------------------
                                                         1997      1996      1995      1994      1993      1992
                                                       -------   -------   -------   -------   -------   -------

Asset Quality Ratios:
  Allowance for loan losses/year-end loans               2.66%     2.63%     2.81%     3.08%     2.52%    1.71%
  Non-performing assets/year-end
    loans and foreclosed assets                          2.30      2.83      2.25      3.33      3.40     4.64
  Allowance for loan losses/non-performing loans       197.01    243.03    380.23    186.04    237.50   130.89
  Net charge-offs/average loans                           .10       .32       .07     (0.01)     0.03     0.46
  Non-performing assets/average total assets             2.02      2.45      2.18      2.83      3.04     3.89

Capital Ratios:
  Average stockholders' equity to average assets         9.28%    10.15%    10.43%    10.94%    10.56%   10.67%
  Year-end tangible stockholders' equity to assets       8.53     10.09      9.93     11.26      9.77    10.28
  Common dividend pay-out ratio                          35.2     28.6      30.0      13.9      13.0     17.6

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

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.


PART III

Responses incorporated by reference into the items under Part III of this Form 10-K are done so pursuant to Rule 12b-23 and General
Instruction G(3) to Form 10-K.  The Registrant's Definitive Proxy
Statement was electronically filed on September 18, 1997.


Item 10.  Directors and Executive Officers of the Registrant.

(a)  Directors of the Registrant

        See "Election of Directors" in the Registrant's Definitive Proxy Statement for fiscal year 1997, which portion is incorporated herein by reference.

(b)  Executive Officers of the Registrant

        Included under Part I of this Form 10-K.

(c)  Compliance with Section 16(a) of the Exchange Act

        See "Beneficial Ownership Reports of Management" in the
        Registrant's Definitive Proxy Statement for the fiscal year 1997, which portion is incorporated herein by reference.


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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  List of Documents Filed as Part of This Report

  (1)  Financial Statements

    The financial statements and related notes, together with the report of Baird, Kurtz and Dobson dated August 8, 1997, which appears on pages 25 through 39 of the Registrant's Annual Report to Stockholders, which portion is incorporated herein by reference.

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

            (ii) The Registrant's Certificate of Amendment of
            Certificate of Incorporation is attached hereto as
            Exhibit 3.2.

            (iii) The Registrant's Bylaws, as amended, previously filed with the Commission (File no. 33-30597) as
            Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1990, is incorporated herein by reference as Exhibit 3.3.

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

            The Registrant's 1997 Stock Option and Incentive Plan previously filed with the Commission (File no. 33-30597) as Annex A to the Registrant's Definitive Proxy Statement for the fiscal year ended June 30, 1997, is incorporated herein by reference as Exhibit 10.5.

    (11)  Statement re computation of per share earnings

            The Statement re computation of per share earnings is attached hereto as exhibit 11.

    (12)  Statements re computation of ratios

            Inapplicable.

    (13) Annual report to security holders, Form 10-Q or quarterly report to security holders

            The Annual Report to Stockholders was filed electronically on September 19, 1997.

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

Date:  September 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   Signature           Capacity in which signed        Date
---------------------  ------------------------- ------------------
/s/ William V. Turner   President, Chairman of   September 17, 1997
                        the Board and Director
                         (Principal Executive
                               Officer)

/s/Don M. Gibson       Executive Vice President, September 17, 1997
                        Secretary and Treasurer
                         (Principal Financial
                         Officer and Principal
                          Accounting Officer)

/s/ William E. Barclay         Director          September 17, 1997

/s/ Larry D. Frazier           Director          September 17, 1997

/s/ William K. Powell          Director          September 17, 1997

/s/ Albert F. Turner           Director          September 17, 1997

                      Great Southern Bancorp, Inc.
                          Index to Exhibits
 Exhibit
   No.                        Document                    Page No.
---------  --------------------------------------------  ----------
    3.2    Certificate of Amendment of
             Certificate of Incorporation                     72
   11      Statement Re Computation of Earnings Per Share . . 73
   21      Subsidiaries of the Registrant . . . . . . . . . . 74
   23      Consent of Baird, Kurtz & Dobson,
             Certified Public Accountants . . . . . . . . . . 75
   27      Financial Data Schedule, which is submitted
             electronically to the Securities and Exchange Commission for information only and not filed. . 76

                      Certificate of Amendment
                                 of
                    Certificate of Incorporation
                                 of
                    Great Southern Bancorp, Inc.
                              * * * * * *
   Great Southern Bancorp, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

   FIRST: that at a meeting of the board of directors of Great Southern Bancorp, Inc. resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

     RESOLVED. That the Certificate of Incorporation of this corporation be amended by changing the FOURTH Article thereof so that as amended said Article shall be and read as follows:

     FOURTH:
          A. The total number of shares of all classes of stock which the Corporation shall have authority to issue is Twenty-One Million (21,000,000) consisting of:
              (a) One Million (1,000,000) shares of Preferred Stock, par value one cent ($.01) per share
          (the "Preferred Stock"); and
              (b) Twenty Million (20,000,000) shares of Common Stock, par value one cent ($.01) per share
          (the "Common Stock").

   SECOND: That thereafter, pursuant to resolution of its Board of Directors, an annual meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statue were voted in favor of the amendment.

   THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

   IN WITNESS WHEREOF, said Great Southern Bancorp, Inc. has caused this certificate to be signed by William V. Turner, its President, this 16th day of October 1996.

            Place
        CORPORATE SEAL
             Here                      Great Southern Bancorp, Inc.
  (If no seal, state "None,")
                                         /s/ William V. Turner
                                       ----------------------------
ATTEST:                                William V. Turner, President

  /s/Don M. Gibson
-----------------------------
                ,Secretary

                                                        Exhibit 11
                                                        ----------
Statement Re Computation of Earnings Per Share

                                              Year Ended June 30,
                                            -----------------------
                                               1997         1996
                                            ----------   ----------
Primary:
   Average shares outstanding                8,394,080    8,926,192
   Net effect of dilutive stock options -
     based on the treasury stock method
     using average market price                93,682       269,412
                                             ---------    ---------
Primary Shares                               8,487,762    9,195,604
                                             =========    =========
Net income                                 $ 9,339,865  $11,293,955
                                            ==========    =========
Per share amount                                 $1.10        $1.23
                                                  ====         ====


Fully diluted:
   Average shares outstanding                8,394,080    8,926,192
   Net effect of dilutive stock options -
     based on the treasury stock method
     using the higher of average market
     price or period end market price           93,682      291,958
                                             ---------    ---------
Fully diluted shares                         8,487,762    9,218,150
                                             =========    =========
Net income                                 $ 9,339,865  $11,293,955
                                            ==========    =========
Per share amount                                 $1.10        $1.23
                                                  ====         ====

                                                         Exhibit 21
                                                         ----------

                   SUBSIDIARIES OF THE REGISTRANT

                                                        State of
                                          Percentage  Incorporation
                                              of            or
     Parent               Subsidiary       Ownership   Organization
----------------  ----------------------  ----------  -------------
Great Southern    Great Southern Bank        100%        Missouri
  Bancorp, Inc.

Great Southern    Great Southern             100%        Missouri
  Bancorp, Inc.    Financial Corporation

Great Southern    Great Southern Capital     100%        Missouri
  Bancorp, Inc.    Management, Inc.

Great Southern    Appraisal Services, Inc.   100%        Missouri
  Financial
  Corporation

     We consent to the incorporation by reference in Registration Statement No. 33-55832 on Form S-8 dated December 16, 1992, of our report on the consolidated financial statements and schedules included in the Annual Report on Form 10-K of GREAT SOUTHERN BANCORP, INC. for the year ended June 30, 1997.


                                        /s/ Baird, Kurtz & Dobson




August 8, 1997
Springfield, Missouri