Form 10-Q
period 1997-09-30
GREAT SOUTHERN BANCORP INC
filed 1997-11-14
CIK 854560

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

        For the Quarterly Period ended September 30, 1997, or

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

    The number of shares outstanding of each of the registrant's classes of common stock: 8,075,039 shares of common stock, par value $.01, outstanding at November 10, 1997
----------------------------------------------------------------------
----------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                           September 30,      June 30,
                                                                                1997           1997
                                                                           -------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,319,476   $  8,176,763
Interest-bearing deposits in other financial institutions. . . . . . . . .    25,112,144     24,308,337
                                                                             -----------    -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    33,431,620     32,485,100
Available for sale securities. . . . . . . . . . . . . . . . . . . . . . .     6,129,304      7,408,020
Held to maturity securities (fair value $49,934,000 - September 1997;
  $49,859,000 - June 1997) . . . . . . . . . . . . . . . . . . . . . . . .    49,749,124     49,756,978
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   604,568,128    583,709,446
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     3,697,022      5,650,962
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     8,078,714      7,433,073
Accrued interest receivable
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,462,778      4,225,771
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       699,121        767,541
Investment in FHLBank Stock. . . . . . . . . . . . . . . . . . . . . . . .    10,792,600     10,792,600
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     3,217,779      2,982,653
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,706,550      2,629,140
                                                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $727,532,740   $707,841,284
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $481,522,821   $459,235,746
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   149,018,807    151,881,100
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    26,356,172     28,744,191
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     3,168,445      2,488,397
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,739,729      1,873,824
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,786,736      3,269,659
                                                                            ------------   ------------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   664,592,710    647,492,917
                                                                            ------------   ------------
Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares
  Common stock, $.01 par value; authorized 10,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,058,326     17,058,326
Retained earnings (substantially restricted) . . . . . . . . . . . . . . .    77,030,082     73,980,259
Unrealized appreciation on available-for-sale securities, net of
  income taxes of $843,850 - September 1997 and $870,860 - June 1997 . . .     1,319,244      1,362,116
Treasury stock, at cost; 4,244,590 shares - September 1997;
  4,219,881 shares - June 1997 . . . . . . . . . . . . . . . . . . . . . .   (32,590,872)   (32,175,584)
                                                                            ------------   ------------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    62,940,030     60,348,367
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $727,532,740   $707,841,284
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1997           1996
                                                       -----------    -----------
INTEREST INCOME
  Loans                                                $13,886,549    $12,624,995
  Investment Securities                                    987,835      1,009,441
  Other                                                     59,312         70,955
                                                        ----------     ----------
    TOTAL INTEREST INCOME                               14,933,696     13,705,391
                                                        ----------     ----------
INTEREST EXPENSE
  Deposits                                               5,180,123      4,203,351
  FHLBank advances                                       2,285,491      2,662,821
  Short-term borrowings                                    248,774        145,023
                                                        ----------     ----------
    TOTAL INTEREST EXPENSE                               7,714,388      7,011,195
                                                        ----------     ----------
NET INTEREST INCOME                                      7,219,308      6,694,196
PROVISION FOR LOAN LOSSES                                  416,628        410,593
                                                        ----------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              6,802,680      6,283,603
                                                        ----------     ----------
NONINTEREST INCOME
  Commissions                                            1,198,214      1,183,208
  Service charge fees                                      840,903        610,151
  Net realized gains on sales of loans and
    available-for-sale securities                          657,240        265,113
  Income (expense) on foreclosed assets                     84,344        328,011
  Other income                                             256,106        334,088
                                                        ----------     ----------
    TOTAL NONINTEREST INCOME                             3,036,807      2,720,571
                                                        ----------     ----------
NONINTEREST EXPENSE
  Salaries and employee benefits                         2,591,922      2,361,941
  Net occupancy expense                                    650,551        561,863
  Tax consulting fees                                      439,157             --
  Postage                                                  186,289        145,572
  Insurance                                                178,001      2,814,738
  Amortization of goodwill                                      --      1,096,961
  Advertising                                               71,905        112,794
  Office supplies and printing                             157,329        127,136
  Other operating expenses                                 722,558        504,219
                                                        ----------     ----------
    TOTAL NONINTEREST EXPENSE                            4,997,712      7,725,224
                                                        ----------     ----------
INCOME BEFORE INCOME TAXES                               4,841,775      1,278,950
PROVISION FOR INCOME TAXES                                 981,500        785,653
                                                        ----------     ----------
   NET INCOME                                          $ 3,860,275    $   493,297
                                                        ==========     ==========

EARNINGS PER COMMON SHARE                                   $.47           $.05
                                                             ===            ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1997            1996
                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  3,860,275    $    493,297
  Items not requiring (providing) cash:
    Depreciation                                                       252,408         214,847
    Amortization                                                            --       1,096,961
    Provision for loan losses                                          416,628         410,593
    Net realized gains on sale of loans                               (236,668)       (121,145)
    (Gain)/loss on sale of premises and equipment                       (9,728)             --
    Gain on sale of foreclosed assets                                 (175,991)       (352,506)
    Amortization of deferred income,
      premiums and discounts                                          (174,000)       (227,854)
    Net realized gains on sale of available-for-sale securities       (421,148)       (143,968)
    Deferred income taxes                                              (50,000)        (50,000)
  Changes in:
    Accrued interest receivable                                       (168,587)        492,177
    Prepaid expenses and other assets                                 (235,126)       (739,234)
    Accounts payable and accrued expenses                              865,905       3,077,198
    Income taxes payable                                            (1,482,923)        833,681
                                                                   -----------     -----------
  Net cash provided by operating activities                          2,441,045       4,984,047
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                            (18,983,843)     (1,278,872)
  Purchase of premises and equipment                                  (904,824)       (120,669)
  Proceeds from sale of premises and equipment                          16,503              --
  Proceeds from sale of foreclosed assets                              264,387         215,044
  Capitalized costs on foreclosed assets                                (7,651)        (13,462)
  Proceeds from sale of available-for-sale securities                1,629,582       1,002,406
  Proceeds from maturing held-to-maturity securities                 1,000,000       8,801,992
  Purchase of held-to-maturity securities                             (999,750)     (8,906,328)
  Purchase of available-for-sale securities                                 --       (819,217)
                                                                   -----------     -----------
      Net cash used in investing activities                        (17,985,596)     (1,119,106)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                           13,964,305      (8,588,710)
  Net increase (decrease) in checking and savings                    8,322,770      (6,006,929)
  Proceeds from FHLBank advances                                   203,387,405      71,195,556
  Repayments of FHLBank advances                                  (206,249,698)    (73,394,849)
  Net increase (decrease) in short-term borrowings                  (2,388,019)      2,953,272
  Advances from borrowers for taxes and insurance                      680,048         739,085
  Purchase of treasury stock                                          (415,288)     (1,215,973)
  Dividends paid                                                      (810,452)       (744,547)
  Stock options exercised                                                   --          17,275
                                                                   -----------     -----------
    Net cash provided by (used in) financing activities             16,491,071     (15,045,820)
                                                                   -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                  946,520       2,870,073
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      32,485,100      29,615,027
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 33,431,620    $ 32,485,100
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

   The Company completed a 2-for-1 stock split on October 21, 1996. Prior period information included in this form 10-Q reflects this stock split, when necessary.


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The discussion set forth below, as well as other portions of this Form 10-Q, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to; changes in the availability and/or cost of capital; changes in demand for banking services; changes in the portfolio composition; change in the interest rate yield on the Company's investments; changes in management strategy; increased competition from both bank and non-bank companies; changes in the economic, political or regulatory environments in the United States; litigation involving the Company and/or its subsidiaries; and changes in the availability of qualified labor. Readers should take these factors into account in evaluating any such forward-looking comments.

General

   Parts of management's discussion and analysis in the annual report on Form 10-K are not included below. The following should be read in conjunction with management's discussion and analysis in the Company's June 30, 1997 Form 10-K.

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

   Management of the Company has developed and implemented an asset/liability management strategy to match the repricing and/or maturity of its interest-earning assets and its interest-bearing liabilities and to achieve improved and sustained operating income without adversely affecting asset quality. In implementing this strategy, the Company has sought, subject to market conditions, to increase its origination of adjustable-rate loans secured by various types of real estate in order to increase its investment in loans that are interest rate sensitive. The Company has also sold substantially all of the fixed-rate, one- to four-family residential loans originated since fiscal 1986, with servicing retained through fiscal 1995 and primarily servicing released beginning in fiscal 1996.



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

   The second major area of change is the repeal of the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and no longer creates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts at the time they convert to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met these requirements for fiscal year June 30, 1997. The amount of post 1987 recapture for the Bank is estimated at $5 million which would create income taxes of approximately $2 million, or $400,000 per year for each of the five years remaining in the recapture period. The $2 million of tax has been accrued and expensed by the Bank in previous periods and accordingly, will not be reflected as a reduction in earnings or capital when paid.

   Beginning with the fiscal year ending June 30, 1997, the Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank will be required to include the net recoveries in taxable income.

RECENT CHANGES IN ACCOUNTING PRINCIPLES

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management believes the adoption of SFAS 128 will not have a material effect on the financial statements of the Company.


ASSET AND LIABILITY MANAGEMENT

   During the three months ended September 30, 1997, the Company experienced an increase of $20 million in its total assets. There was a change in the various asset categories with the main area of change being an increase in net loans of $21 million.

   The increase in net loans was primarily from 1) an increase in commercial real estate loans of $21 million offset by a decrease in commercial construction loans of $9 million; 2) an increase in commercial business loans of $ 13 million; and 3) an increase in consumer automobile loans of $2 million; offset by a decrease in single-family residential loans of $6 million offset by an increase in single-family construction loans of $1 million.

   Total liabilities increased $17 million, primarily from an increase in deposits of $22 million offset by a decrease in FHLBank advances of $3 million and a decrease in short-term borrowings of $2 million. The increase in deposits resulted primarily from a $17 million increase in time deposits including an increase in brokered deposits of $12 million and an increase in interest-bearing demand deposits and non-interest-bearing demand deposits of $3 million each. The decrease in short-term borrowings was due to normal fluctuations in these mainly higher balance corporate accounts. The decrease in FHLBank advances was due to the paydown of primarily short-term FHLBank advances with the additional deposit funds not used to fund net loan originations or used for other funding needs.

   Stockholders' equity increased $2.6 million primarily as a result of net income of $3.9 million offset by dividend declarations and payments of $900,000 and net treasury stock purchases of $400,000. The Company repurchased 24,709 shares of common stock at an average price of $16.81 per share during the three months ended September 30, 1997.

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

   In a rising interest rate environment financial institutions with negative gaps have more liabilities than assets mature or reprice during the relevant period, causing the increase in the cost of liabilities to exceed the increase in the yield on assets.
Conversely, in a falling interest rate environment, the cost of funds of financial institutions with negative interest rate sensitivity gaps generally will decrease more than the yield on their assets. The Company's experience with interest rates is discussed in more detail under the headings "Results of Operations and Comparisons of the Three Months Ended September 30, 1997 and 1996" and in management's discussion and analysis in the June 30, 1997 Form 10-K.

   The Company's one-year interest rate sensitivity gap, as a percentage of total interest-earning assets was a positive $36 million, or 5.0%, at September 30, 1997, as compared to a positive $48 million, or 6.9%, at June 30, 1997. The decrease of $8 million resulted primarily from: (i) a $17 million increase in time deposits, with the majority being brokered deposits and in the 1 year or less category; and (ii) a $7 million decrease in loans in the one-year category; offset by (iii) a $12 million decrease in FHLBank advances paid down with the brokered deposits not used to fund loan growth as well as shifts from other periods; and (iv) a $4 million increase in investment securities due to a shifting of maturities from the 1 to 2 years category to the 1 year or less category.

   As a part of its asset and liability management strategy, the Company has increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately 30% of total assets are currently invested in commercial real estate and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, and to shorten the average maturity and increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increased net interest income, such lending, commensurate with the increased risk levels, has also resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.

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


                                            September 30,   June 30,
                                                 1997         1997
                                            -------------  ---------
                                                  (000'S OMITTED)
Residential real estate loans                  $245,239      262,123
Construction loans                                6,059        5,908
Commercial real estate loans                    205,445      206,020
Commercial business loans                        34,561       25,557
Consumer loans                                   23,586       22,549
Investment securities and other                  64,918       60,628
                                                -------      -------
  Total interest rate sensitive assets
    repricing within one year                   579,808      582,785
                                                -------      -------
Interest-bearing demand deposits                114,985      115,299
Savings deposits                                 37,690       35,065
Time deposits                                   257,525      240,643
FHLBank advances                                105,832      117,659
Other borrowings and liabilities                 28,153       26,338
                                                -------      -------
  Total interest rate sensitive liabilities
    repricing within one year                   544,185      535,004
                                                -------      -------
One year interest rate sensitivity gap (1)      $35,623     $ 47,781
                                                =======      =======
Interest rate sensitive assets/interest rate
    sensitive liabilities                         106.5%       108.9%
                                                  =====        =====
One year interest rate sensitivity gap as a
    percent of interest-earning assets              5.0%         6.9%
                                                    ===          ===

___________________________________________
(1) Defined as the Company's interest-earning assets which mature or reprice within one year minus its interest-bearing liabilities that mature or reprice within one year.

  The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at September 30, 1997, on the basis of the factors and assumptions set forth below.

                                                                        Maturing or Repricing
                                                    ---------------------------------------------------------------
                                                                Over 6
                                                     6 Months   Months    Over 1-3   Over 3-5     Over
                                                     or Less   to 1 Year    Years      Years     5 Years     Total
                                                    --------   ---------  --------   --------   --------   --------
                                                                       (Dollars in thousands)
Residential real estate loans                       $134,421   $110,818   $ 60,802    $ 6,306    $22,785   $335,132
Construction loans                                     6,059         --         --         --         --      6,059
Commercial real estate loans                         205,239        206      1,681      2,423      2,531    212,080
Commercial business loans                             34,457        104        188         56         --     34,805
Consumer loans                                        21,287      2,299      5,059      1,610         65     30,320
Investment securities and other                       52,692     12,226     27,243         --         --     92,161
                                                     -------    -------    -------     ------     ------    -------
  Total interest-earning assets                      454,155    125,653     94,973     10,395     25,381    710,557
                                                     -------    -------    -------     ------     ------    -------
Interest-bearing demand deposits                     114,985         --         --         --         --    114,985
Savings deposits                                      37,690         --         --         --         --     37,690
Time deposit                                         195,790     61,735     40,037      7,435      3,268    308,265
FHLBank advances                                      79,462     26,370     21,584      4,005     17,460    148,881
Other borrowings and liabilities                      28,153         --         --         --         --     28,153
                                                     -------    -------    -------     ------     ------    -------
  Total interest-bearing liabilities                 456,080     88,105     61,621     11,440     20,728    637,974
                                                     -------    -------    -------     ------     ------    -------
Interest-earning assets less
  interest-bearing liabilities                      $ (1,925)  $ 37,548   $ 33,352    $(1,045)   $ 4,653   $ 72,583
                                                     =======    =======    =======     ======     ======    =======

Cumulative interest rate sensitivity gap            $ (1,925)  $ 35,623    $68,975    $67,930    $72,583
                                                     =======    =======     ======     ======     ======

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at September 30, 1997                         (.2)%      5.0%       9.7%       9.6%      10.2%
                                                       ===        ===        ===        ===       ====

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at June 30, 1997                              0.1%       6.9%      10.1%       9.6%      10.5%
                                                       ===        ===       ====        ===       ====

The assumptions used in the above two tables are:
  -- Prepayment rates are derived from market prepayment rates observed on or about September 30, 1997.
  -- Fixed-rate loans, net of loans in process, deferred fees and discounts are shown on the basis of contractual amortization and the prepayment assumptions noted above.
  -- Adjustable-rate loans are assumed to reprice at the earlier of maturity or the next contractual repricing date.
  -- Zero growth and constant percentage composition of assets and liabilities and funds from contractual amortization are not reinvested.


RESULTS OF OPERATIONS AND COMPARISON OF THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 and 1996

   The increase in earnings of $3.4 million, or 683%, for the three months ended September 30, 1997 when compared to the same period in 1996, was primarily due to a decrease in non-interest expense of $2.7 million, an increase in net interest income of $525,000 and an increase in non-interest income of $315,000, offset by an increase in provision for income taxes of $200,000 during the period.

Total Interest Income

   Total interest income increased $1.2 million, or 9%, during the three months ended September 30, 1997, when compared to the three months ended September 30, 1996. The increase was primarily due to a $1.3 million, or 10%, increase in interest income on loans, offset by a small decrease in other interest income areas.

Interest Income - Loans

   Interest income on loans increased from higher average balances combined with higher average yields. Interest income increased $1.1 million as the result of higher average loan balances from $546 million during the three months ended September 30, 1996 to $593 million during the three months ended September 30, 1997. Interest income increased $165,000 as the result of an increase in average yield from 9.24% in the three months ended September 30 1996, to 9.36% in the three months ended September 30, 1997, as a result of higher average loan rates.

Interest Income - Investments and Other Interest-Bearing Deposits

   Interest income on investments and other interest-bearing deposits decreased from lower average yields, offset by higher average balances. Interest income decreased $190,000 as the result of a decrease in average yield from 5.49% in the three months ended September 30, 1996, to 4.86% in the three months ended September 30, 1997. Interest income increased $150,000 as the result of higher average balances from $79 million during the three months ended September 30, 1996 to $86 million during the three months ended September 30, 1997.

Total Interest Expense

   Total interest expense increased $700,000, or 10%, during the three months ended September 30, 1997 when compared with the same period in 1996. The increase during the three month period was primarily due to a $975,000, or 23%, increase in interest expense on deposits, offset by a $275,000, or 10%, decrease in interest expense on FHLBank advances and other borrowings. These changes were primarily the result of the funding changes discussed previously.


Interest Expense - Deposits

   Interest expense on deposits increased primarily as a result of an increase in higher average balances and higher average rates of time deposits. Interest expense increased $950,000 as a result of higher average balances of time deposits from $236 million during the three months ended September 30, 1996, to $304 million during the three months ended September 30, 1997 and increased $30,000 as a result of higher average rates from 5.57% during the three months ended September 30, 1996 to 5.62% during the three months ended September 30, 1997. The other deposit areas experienced only minor increases or decreases due to balances and or rates.


Interest Expense - FHLBank and Other Borrowings

   Interest expense on FHLBank advances and other borrowings decreased $275,000 due to lower average balances from $190 million in the three months ended September 30, 1996 to $170 million in the three months ended September 30, 1997. The average balances decreased as a result of the Company's use of brokered deposits to fund loan growth and reduced short term FHLBank advances as discussed previously in this document.


Net Interest Income

   The Company's overall interest rate spread decreased 2 basis points, or 0.5%, from 3.88% during the three months ended September 30, 1996, to 3.86% during the three months ended September 30, 1997. The increase was due to an overall increase in the weighted average rates paid on interest-bearing liabilities partially offset by an increase in the yields received on loans.

Provision for Loan Losses

   The provision for loan losses increased slightly from $411,000 during the three months ended September 30, 1996 to $417,000 during the three months ended September 30, 1997. In any accounting period, the provision for loan losses is affected by many factors including, but not limited to, the change in the composition of the loan portfolio, the increase or decrease in total loans, the level of delinquencies and other non-performing loans and the historical loss experience of the portfolio.


   Non-performing assets increased $350,000, or 2.5%, during the three months ended September 30, 1997 from $13.9 million at June 30, 1997 to $14.2 million at September 30, 1997. Non-performing loans increased $2.3 million, or 29.2%, from $7.9 million at June 30, 1997 to $10.2 million at September 30, 1997, and foreclosed assets declined $2 million from $6 million at June 30, 1997 to $4 million at September 30, 1997.

   Potential problem loans increased $1.4 million during the three months ended September 30, 1997 from $7.1 million at June 30, 1997 to $8.6 million at September 30, 1997. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans

   The allowance for loan losses at September 30, 1997 and June 30, 1997, respectively, totaled $16 million and $15.5 million, representing 2.6% and 2.7% of total loans, 157% and 197% of non-performing loans, and 85% and 103% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses totaled $319,000 at both September 30, 1997 and June 30, 1997, representing 7.9% and 5.3%, respectively, of total foreclosed assets. Although the Company maintains the allowance for loan losses and the allowance for foreclosed asset losses at levels which it considers to be adequate to provide for potential losses and selling expenses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Non-interest Income

   Non-interest income increased $315,000, or 11.6%, in the three months ended September 30, 1997 when compared to the same period in 1996. The increase was primarily due to: (i) an increase in service charge income of $230,000, or 38%, on transaction accounts and electronic transactions from increased volumes; (ii) an increase of $275,000 in profits on sale of available-for-sale securities; offset by (iii) a decrease in income on foreclosed assets of $240,000 due to larger recoveries in the previous year's quarter; and (iv) various increases and decreases in other non-interest income items.


Non-interest Expense

   Non-interest expense decreased $2.7 million, or 35%, in the three months ended September 30, 1997 when compared to the same period in 1996. The decrease was primarily due to: (i) a decrease in insurance of $2.6 million due to the accrual in the September 30, 1996 quarter of the one-time SAIF assessment discussed previously; (ii) a decrease in goodwill amortization of $1.1 million due to the write-off in the September 30, 1996 quarter of goodwill remaining from a 1982 failed thrift purchase; (iii) an increase of $440,000 in tax consulting fees paid as the result of a recovery of $1.1 million of state financial institution taxes; (iv) an increase of $230,000 in salaries and other employee benefits due to asset and earnings growth; and (iv) decreases in various other non-interest expense items.


Provision for Income Taxes

   Provision for income taxes as a percentage of pre-tax income decreased from 61.4% in the three months ended September 30, 1996 to 20.3% in the three months ended September 30, 1997. The large percentage in the September 30, 1996 quarter was due to the non-deductible goodwill write-off in that quarter. The small percentage in the September 30, 1997 quarter was due to a refund of prior period state financial institution taxes of $1.1 million. The refund was the result of a review of the Bank's state financial institution tax returns by a consulting firm. The refund resulted from the Bank's charter change from a state charter to a federal savings bank charter in December 1994.

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


                                                                    Three Months Ended September 30,
                                                       ---------------------------------------------------------
                                                                   1997                          1996
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $593,259   $13,887   9.36%     $546,358   $12,625   9.24%
  Investment securities and other
    interest-earning assets                              86,006     1,046   4.86        78,642     1,080   5.49
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $679,265    14,933   8.79      $625,000    13,705   8.77
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $116,307       689   2.37      $110,263       688   2.50
  Savings deposits                                       35,115       217   2.47        36,620       225   2.46
  Time deposits                                         303,983     4,274   5.62       236,292     3,290   5.57
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      455,405     5,180   4.55       383,175     4,203   4.39
  FHLBank advances and other borrowings                 170,306     2,534   5.95       190,345     2,808   5.90
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $625,711     7,714   4.93      $573,520     7,011   4.89
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $7,219   3.86%                 $6,694   3.88%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.25%                          4.28%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  108.6%                         109.0%
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

                                              Three Months Ended September 30,
                                                      1997 vs. 1996
                                              --------------------------------
                                                   Increase
                                                  (Decrease)
                                                    Due to         Total
                                                 --------------   Increase
                                                 Rate    Volume  (Decrease)
                                                 ----    ------  ----------
                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $ 166   $1,096    $1,262
  Investment securities and
    other interest-earning assets                 (187)     153       (34)
                                                   ---    -----     -----
      Total interest-earning assets                (21)   1,249     1,228
                                                   ---    -----     -----
Interest-bearing liabilities:
  Demand deposits                                  (12)      13         1
  Savings deposits                                   1       (9)       (8)
  Time deposits                                     33      951       984
                                                   ---    -----     -----
    Total deposits                                  22      955       977
  FHLBank advances and other borrowings             24     (298)     (274)
                                                   ---    -----     -----
      Total interest-bearing liabilities            46      657       703
                                                   ---    -----     -----
  Net interest income                            $ (67)  $  592    $  525
                                                   ===    =====     =====

LIQUIDITY AND CAPITAL RESOURCES

General

   The Company's capital position remained strong, with stockholders' equity at $62.9 million, or 8.6% of total assets of $728 million at September 30, 1997 compared to equity at $60.3 million, or 8.5%, of total assets of $708 million at June 30, 1997. In addition, the Bank exceeds each of the regulatory capital requirements. At September 30, 1997, the Bank had ratios of tangible and core capital to assets of 7.7% and risk-based capital of 11.4%. Federal regulations at that date required tangible, core and risk-based capital ratios of 1.5%, 3% and 8%, respectively.

   The Bank is required by regulation to maintain liquidity ratios at certain levels. Currently, a minimum of 5% of the combined total of deposits and short-term borrowings must be maintained in the form of cash and eligible investments. The Bank has historically maintained its liquidity ratio at a level in excess of that required. As of September 30, 1997, the Bank's liquidity ratio was 6.9%, compared to 7.4% at June 30, 1997. Management believes that the Company has sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At September 30, 1997, the Company had commitments of approximately $82 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

   At September 30, 1997, the investment securities held to maturity included $196,000 of gross unrealized gains and $11,000 of gross unrealized losses related to securities intended to be held until maturity. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the investment portfolio is foreseen.

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

STATEMENT OF CASH FLOWS

   During the three months ended September 30, 1997, the Company experienced positive cash flows from operating activities and financing activities, and negative cash flows from investing activities. During the three months ended September 30, 1996, the Company experienced positive cash flows from operating activities, and negative cash flows from investing activities and financing activities.

   Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income, adjusted for non-cash and non-operating items, was the primary source of cash flows from operating activities. Operating activities provided cash flows of $2.4 million and $5 million, respectively, during the three months ended September 30, 1997 and 1996.

   During the three months ended September 30, 1997 and 1996, investing activities used cash of $18 million and $1.1 million, respectively, primarily due to the net increase of loans in both periods.

   Changes in cash flows from financing activities of the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $16.5 million in cash during the three months ended September 30, 1997 and used $15 million in cash during the three months ended September 30, 1996. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and changes in treasury stock.


DIVIDENDS

   During the three months ended September 30, 1997 and 1996, respectively, the Company declared and paid dividends of $0.11 and $0.10 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

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

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to Vote of Common Stockholders

At the Company's annual meeting of stockholders held on October 15, 1997, the results of the matters voted upon were as follows:

   (a)  Each of the following nominees for election as director was elected.
                             Affirmative         Votes
            Director            Votes          Withheld
       ------------------    -----------      ---------
       William K. Powell      7,502,760         23,614
       Joseph W. Turner       7,424,467        101,907

   (b) An affirmative vote in excess of the majority of the shares available to vote was obtained to approve the 1997 Stock Option and Incentive Plan.

          Affirmative    Negative     Abstentions    Non-voting
          -----------    --------     -----------    ----------
           5,919,163      172,056       106,940       1,328,215

   (c) An affirmative vote in excess of the majority of the shares available to vote was obtained to approve the appointment of Baird, Kurtz & Dobson as auditors for the current fiscal year.

          Affirmative      Negative       Abstentions
          -----------      --------       -----------
           7,484,903        23,779           8,460

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

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: November 14, 1997         /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: November 14 1997          /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended
                                                         September 30,
                                                      1997          1996
                                                   ----------    ----------
Primary:

  Average shares outstanding                        8,091,509     8,770,534
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        108,443       278,580
                                                    ---------     ---------
  Primary shares                                    8,199,952     9,049,114
                                                    =========     =========
  Net income                                       $3,860,275    $  493,297
                                                    =========     =========
  Per share amount                                      $0.47         $0.05
                                                         ====          ====


Fully diluted:

  Average shares outstanding                        8,091,509     8,770,534
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        101,097       289,488
                                                    ---------     ---------
  Primary shares                                    8,192,606     9,060,022
                                                    =========     =========
  Net income                                       $3,860,275    $  493,297
                                                    =========     =========
  Per share amount                                      $0.47         $0.05
                                                         ====          ====
