Form 10-Q
period 1997-12-31
GREAT SOUTHERN BANCORP INC
filed 1998-02-17
CIK 854560

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

        For the Quarterly Period ended December 31, 1997, or

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

    The number of shares outstanding of each of the registrant's classes of common stock: 8,047,863 shares of common stock, par value $.01, outstanding at February 10, 1998.
----------------------------------------------------------------------
----------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                           December 31,      June 30,
                                                                                1997           1997
                                                                           -------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,559,610   $  8,176,763
Interest-bearing deposits in other financial institutions. . . . . . . . .    26,599,274     24,308,337
                                                                             -----------    -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    39,158,884     32,485,100
Available for sale securities. . . . . . . . . . . . . . . . . . . . . . .     6,256,469      7,408,020
Held to maturity securities (fair value $48,622,000 - December 1997;
  $49,859,000 - June 1997) . . . . . . . . . . . . . . . . . . . . . . . .    48,258,097     49,756,978
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   622,848,664    583,709,446
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     3,574,326      5,650,962
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     8,404,757      7,433,073
Accrued interest receivable
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,118,048      4,225,771
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       801,574        767,541
Investment in FHLBank Stock. . . . . . . . . . . . . . . . . . . . . . . .    10,792,600     10,792,600
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     3,272,487      2,982,653
Excess cost over fair value of net assets acquired . . . . . . . . . . . .       531,875              0
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,440,295      2,629,140
                                                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $750,458,076   $707,841,284
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $464,429,868   $459,235,746
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   186,363,306    151,881,100
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    30,430,934     28,744,191
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .       927,626      2,488,397
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,857,507      1,873,824
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      (167,556)     3,269,659
                                                                            ------------   ------------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   684,841,685    647,492,917
                                                                            ------------   ------------
Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares
  Common stock, $.01 par value; authorized 20,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,083,381     17,058,326
Retained earnings (substantially restricted) . . . . . . . . . . . . . . .    79,761,120     73,980,259
Unrealized appreciation on available-for-sale securities, net of
  income taxes of $1,009,705 - December 1997 and $870,860 - June 1997. . .     1,579,282      1,362,116
Treasury stock, at cost; 4,258,861 shares - December 1997;
  4,219,881 shares - June 1997 . . . . . . . . . . . . . . . . . . . . . .   (32,930,642)   (32,175,584)
                                                                            ------------   ------------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    65,616,391     60,348,367
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $750,458,076   $707,841,284
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               DECEMBER 31,                 DECEMBER 31,
                                                           1997           1996          1997           1996
                                                       -----------    -----------    ----------    -----------
INTEREST INCOME
  Loans                                                $13,991,641    $12,690,402    $27,878,190   $25,315,397
  Investment Securities                                    967,121        985,609      1,954,956     1,995,050
  Other                                                    148,568         61,718        207,880       132,673
                                                        ----------     ----------     ----------    ----------
    TOTAL INTEREST INCOME                               15,107,330     13,737,729     30,041,026    27,443,120
                                                        ----------     ----------     ----------    ----------
INTEREST EXPENSE
  Deposits                                               5,214,480      4,038,517     10,394,603     8,241,868
  FHLBank advances                                       2,390,353      2,891,283      4,675,844     5,554,104
  Short-term borrowings                                    281,674        175,733        530,448       320,756
                                                        ----------     ----------     ----------    ----------
    TOTAL INTEREST EXPENSE                               7,886,507      7,105,533     15,600,895    14,116,728
                                                        ----------     ----------     ----------    ----------
NET INTEREST INCOME                                      7,220,823      6,632,196     14,440,131    13,326,392
PROVISION FOR LOAN LOSSES                                  435,754        448,892        852,382       859,485
                                                        ----------    -----------     ----------    ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              6,785,069      6,183,304     13,587,749    12,466,907
                                                        ----------     ----------     ----------    ----------
NON-INTEREST INCOME
  Commissions                                            1,387,419      1,398,467      2,585,633     2,581,675
  Service charge fees                                      912,352        720,408      1,753,255     1,330,559
  Net realized gains on sales of loans and
    available-for-sale securities                          675,754        132,004      1,332,994       397,117
  Income (expense) on foreclosed assets                    298,748        (11,575)       383,092       316,436
  Other income                                             522,023        330,615        778,129       664,703
                                                        ----------     ----------     ----------    ----------
    TOTAL NON-INTEREST INCOME                            3,796,296      2,569,919      6,833,103     5,290,490
                                                        ----------     ----------     ----------    ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                         2,635,380      2,163,103      5,227,302     4,525,044
  Net occupancy expense                                    698,684        544,719      1,349,235     1,106,582
  Tax consulting fees                                           --             --        439,157            --
  Postage                                                  206,145        159,689        392,434       305,261
  Insurance                                                173,625        328,899        351,626     3,143,637
  Amortization of goodwill                                      --         10,000             --     1,106,961
  Advertising                                              222,767        159,941        294,672       272,735
  Office supplies and printing                             165,658        109,520        322,987       236,656
  Other operating expenses                                 783,133        568,526      1,505,691     1,072,745
                                                        ----------     ----------     ----------    ----------
    TOTAL NON-INTEREST EXPENSE                           4,885,392      4,044,397      9,883,104    11,769,621
                                                        ----------     ----------     ----------    ----------
INCOME BEFORE INCOME TAXES                               5,695,973      4,708,826     10,537,748     5,987,776
PROVISION FOR INCOME TAXES                               2,076,200      1,801,091      3,057,700     2,586,744
                                                        ----------     ----------     ----------    ----------
   NET INCOME                                          $ 3,619,773    $ 2,907,735    $ 7,480,048   $ 3,401,032
                                                        ==========     ==========     ==========    ==========

BASIC EARNINGS PER COMMON SHARE                             $.45           $.35           $.93          $.40
                                                             ===            ===            ===           ===

DILUTED EARNINGS PER COMMON SHARE                           $.44           $.34           $.91          $.38
                                                             ===            ===            ===           ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                       1997            1996
                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  7,480,048    $  3,401,032
  Items not requiring (providing) cash:
    Depreciation                                                       550,001         433,432
    Amortization                                                            --       1,101,961
    Provision for loan losses                                          852,382         859,485
    Net realized gains on sale of loans                               (456,860)       (253,149)
    (Gain)/loss on sale of premises and equipment                      (80,272)           (847)
    Gain on sale of foreclosed assets                                 (529,338)       (440,211)
    Amortization of deferred income,
      premiums and discounts                                          (348,237)       (397,983)
    Net realized gains on sale of available-for-sale securities       (872,920)       (143,968)
    Deferred income taxes                                               50,000        (110,000)
  Changes in:
    Accrued interest receivable                                         73,690         501,719
    Prepaid expenses and other assets                                 (289,834)       (717,911)
    Accounts payable and accrued expenses                              983,683         253,290
    Income taxes payable                                            (3,414,636)        322,473
                                                                   -----------     -----------
  Net cash provided by operating activities                          3,997,707       4,809,323
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                            (37,232,199)    (13,741,205)
  Purchase of additional business units                               (546,875)             --
  Purchase of premises and equipment                                (1,627,421)       (293,521)
  Proceeds from sale of premises and equipment                         201,008           1,100
  Proceeds from sale of foreclosed assets                              702,636         562,514
  Capitalized costs on foreclosed assets                               (34,977)       (194,662)
  Proceeds from sale of available-for-sale securities                2,380,482       1,066,219
  Proceeds from maturing held-to-maturity securities                 4,250,000      18,054,030
  Purchase of held-to-maturity securities                           (2,767,108)    (18,436,037)
  Purchase of available-for-sale securities                                 --      (1,460,155)
  Purchase of FHLBank stock                                                 --        (769,800)
                                                                   -----------     -----------
      Net cash used in investing activities                        (34,674,454)    (15,211,517)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in certificates of deposit                           (6,018,484)    (11,310,473)
  Net increase (decrease) in checking and savings                  11,2122,606      (6,256,262)
  Proceeds from FHLBank advances                                   445,426,866     271,987,468
  Repayments of FHLBank advances                                  (410,944,660)   (245,006,122)
  Net increase in short-term borrowings                              1,686,743         451,685
  Advances from borrowers for taxes and insurance                   (1,560,771)     (1,489,005)
  Purchase of treasury stock                                          (755,058)    (10,015,405)
  Dividends paid                                                    (1,699,187)     (1,586,889)
  Stock options exercised                                                2,476          89,971
                                                                   -----------     -----------
    Net cash provided by (used in) financing activities             37,350,531      (3,135,032)
                                                                   -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     6,673,784     (13,537,226)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      32,485,100      29,615,027
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 39,158,884    $ 16,077,801
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the periods presented. Operating results for the three months and six months ended December 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

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

YEAR 2000 COMPUTER PROGRAM PROBLEMS

   A large amount of information has been distributed concerning the potential computer and equipment crash that may occur in the year 2000. Many computers, computer programs and other technology items that only distinguish the year by the last two digits instead of all four digits are expected to read the year 2000 as the year 1900. This is expected to potentially produce catastrophic errors. The Company, like most other companies and financial institutions, relies on timely, accurate, efficient data processing for every area of its operations. Any problems which might occur due to the year 2000 concern could be detrimental to the operations and financial stability of the Company.

   The Board of Directors of the Bank adopted a Year 2000 Compliance Policy which mandates to senior management and all employees, full compliance with the time frames dictated by sound business practice and the Federal Financial Institutions Examination Council. The Bank's Year 2000 Compliance Project is an ongoing process and the Bank expects to be in compliance by December 31, 1998.

   The first stage of the Compliance process for the Bank was an internal risk assessment performed by the Information Systems Steering Committee along with major vendors and consultants. The Risk Assessment revealed the need to replace the Bank's mainframe operating system and to replace the majority of the online terminals, which are desktop computers. The desktop systems have been purchased and will be installed in phases, with the final phase to be completed by July 31, 1998.

   The Bank has experienced sizeable growth in recent years which, independent of the year 2000 issue, has created the need to upgrade the core mainframe hardware and software systems to handle the increased growth. The Year 2000 Committee and management are currently receiving proposals and attending presentations of core mainframe hardware and software systems. One of the main items included in each proposal is written certification of compliance with the year 2000 issue. The time table for the core mainframe system is to select, financially commit and begin conversion to the system during the March 1998 quarter with completion of the conversion process during the December 1998 quarter. The exact impact of the cost to convert to a new core mainframe system and to upgrade the desktop computers and other equipment is not known at this time. However management does not feel it will have a material impact on the financial condition of the Company.

   The insurance, investment and travel subsidiaries operate on separate computer systems from the Bank and each other. The Year 2000 Committee of the Bank will be assisting these companies in performing a Risk Assessment of their systems and taking the steps necessary to ensure compliance with all year 2000 issues before December 31, 1999.

RECENT CHANGES IN ACCOUNTING PRINCIPLES

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS 128 at December 31, 1997. The adoption of SFAS 128 did not have a material effect on the financial statements of the Company.


ASSET AND LIABILITY MANAGEMENT

   During the six months ended December 31, 1997, the Company experienced an increase of $43 million in its total assets. While there were changes in various asset categories, the main area of change was an increase in net loans of $39 million.

   The following loan categories experienced net increases as noted:

     Commercial real estate and construction loans       $30 million
     Commercial business loans                            17 million
     Consumer (primarily automobile and student) loans     8 million

   The following loan categories experienced net decreases as noted:

     Single-family residential and construction loans     $8 million
     Other residential and construction loans              7 million

   Total liabilities increased $37 million during the six months ended December 31, 1997, primarily from an increase in FHLBank advances of $34 million. Overall deposits increased $5 million during the six months. Netted in this deposit increase was a decline in brokered deposits of $8 million. The increase in FHLBank advances and decline in brokered deposits was due to the more favorable rates on advances versus brokered deposits during the latter part of the six month period.

   Stockholders' equity increased $5.3 million primarily as a result of net income of $7.5 million offset by dividend declarations and payments of $1.7 million and net treasury stock purchases of $750,000. The Company repurchased 16,285 shares of common stock at an average price of $21.01 per share during the six months ended December 31, 1997 and issued 2,014 shares at an average price of $10.94 per share for exercised stock options.

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

   In a rising interest rate environment financial institutions with negative gaps have more liabilities than assets mature or reprice during the relevant period, causing the increase in the cost of liabilities to exceed the increase in the yield on assets.
Conversely, in a falling interest rate environment, the cost of funds of financial institutions with negative interest rate sensitivity gaps generally will decrease more than the yield on their assets. The Company's experience with interest rates is discussed in more detail under the headings "Results of Operations and Comparisons of the Six Months Ended December 31, 1997 and 1996" and in management's discussion and analysis in the June 30, 1997 Form 10-K.

   The Company's one-year interest rate sensitivity gap, as a percentage of total interest-earning assets was a positive $91 million, or 12.4%, at December 31, 1997, as compared to a positive $48 million, or 6.9%, at June 30, 1997. The increase of $43 million resulted primarily from: (i) an $18 million increase in commercial real estate commercial business and consumer loans; (ii) a $12 million increase in investment securities due to a shifting of maturities from the 1 to 2 years category into the 1 year or less category; (iii) a $20 million decrease in time deposits, with the majority being brokered deposits and in the 1 year or less category; offset by (iv) a $7 million increase in interest-bearing demand deposits due to the Company's recent growth in these customer accounts.

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

   While from a credit risk standpoint the Company would prefer higher levels of one- to four-family and other residential loan originations rather than commercial real estate and commercial business loan originations, the Company has adapted to the changing lending environment and originates commercial real estate and commercial business loans to achieve the desired growth of the loan portfolio and assets in total, as well as to maintain the desired yield on the Company's investments.

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


                                             December 31,   June 30,
                                                 1997         1997
                                            -------------  ---------
                                                  (000'S OMITTED)
Residential real estate loans                  $249,661      262,123
Construction loans                                7,138        5,908
Commercial real estate loans                    217,953      206,020
Commercial business loans                        39,209       25,557
Consumer loans                                   26,546       22,549
Investment securities and other                  72,274       60,628
                                                -------      -------
  Total interest rate sensitive assets
    repricing within one year                   612,781      582,785
                                                -------      -------
Interest-bearing demand deposits                122,029      115,299
Savings deposits                                 34,688       35,065
Time deposits                                   220,062      240,643
FHLBank advances                                114,716      117,659
Other borrowings and liabilities                 30,431       26,338
                                                -------      -------
  Total interest rate sensitive liabilities
    repricing within one year                   521,926      535,004
                                                -------      -------
One year interest rate sensitivity gap (1)      $90,855     $ 47,781
                                                =======      =======
Interest rate sensitive assets/interest rate
    sensitive liabilities                         148.3%       108.9%
                                                  =====        =====
One year interest rate sensitivity gap as a
    percent of interest-earning assets             12.4%         6.9%
                                                   ====          ===

___________________________________________
(1) Defined as the Company's interest-earning assets which mature or reprice within one year minus its interest-bearing liabilities that mature or reprice within one year.

  The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at December 31, 1997, on the basis of the factors and assumptions set forth below.

                                                                        Maturing or Repricing
                                                    ---------------------------------------------------------------
                                                                Over 6
                                                     6 Months   Months    Over 1-3   Over 3-5     Over
                                                     or Less   to 1 Year    Years      Years     5 Years     Total
                                                    --------   ---------  --------   --------   --------   --------
                                                                       (Dollars in thousands)
Residential real estate loans                       $165,066   $ 84,595   $ 55,036   $  3,519    $22,840   $331,056
Construction loans                                     7,138         --         --         --         --      7,138
Commercial real estate loans                         217,222        731      5,039      2,975      2,505    228,472
Commercial business loans                             39,103        106        181         49         --     39,439
Consumer loans                                        24,160      2,386      6,745      2,543        150     35,984
Investment securities and other                       57,907     14,367     19,632         --         --     91,906
                                                     -------    -------    -------     ------     ------    -------
  Total interest-earning assets                      510,596    102,185     86,633      9,086     25,495    733,995
                                                     -------    -------    -------     ------     ------    -------
Interest-bearing demand deposits                     122,029         --         --         --         --    122,029
Savings deposits                                      34,688         --         --         --         --     34,688
Time deposit                                         169,432     50,630     55,263      8,129      3,067    286,521
FHLBank advances                                     100,148     14,568     42,905     11,484     17,258    186,363
Other borrowings and liabilities                      30,431         --         --         --         --     30,431
                                                     -------    -------    -------     ------     ------    -------
  Total interest-bearing liabilities                 456,728     65,198     98,168     19,613     20,325    660,032
                                                     -------    -------    -------     ------     ------    -------
Interest-earning assets less
  interest-bearing liabilities                      $ 53,868   $ 36,987   $(11,535)  $(10,527)   $ 5,170   $ 73,963
                                                     =======    =======    =======     ======     ======    =======

Cumulative interest rate sensitivity gap            $ 53,868   $ 90,855    $79,320   $ 68,793    $73,963
                                                     =======    =======     ======     ======     ======

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at December 30, 1997                           7.3%      12.4%      10.8%       9.4%      10.1%
                                                        ===       ====       ====        ===       ====

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at June 30, 1997                               0.1%       6.9%      10.1%       9.6%      10.5%
                                                        ===        ===       ====        ===       ====

The assumptions used in the above two tables are:
  -- Prepayment rates are derived from market prepayment rates observed on or about December 31, 1997.
  -- Fixed-rate loans, net of loans in process, deferred fees and discounts are shown on the basis of contractual amortization and the prepayment assumptions noted above.
  -- Adjustable-rate loans are assumed to reprice at the earlier of maturity or the next contractual repricing date.
  -- Zero growth and constant percentage composition of assets and liabilities and funds from contractual amortization are not reinvested.


RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 and 1996


   The increase in earnings of $712,000, or 24.5%, for the three months ended December 31, 1997 when compared to the same period in 1996, was primarily due to an increase in non-interest income of $1.2 million, or 47.7%, and an increase in net interest income of $589,000, or 8.9%, offset by an increase in non-interest expense of $841,000, or 20.8%, and an increase in provision for income taxes of $275,000, or 15.3%, during the three month period.

   The increase in earnings of $4.1 million, or 119.9%, for the six months ended December 31, 1997 when compared to the same period in 1996, was primarily due to an increase in non-interest income of $1.5 million, or 29.2%, an increase in net interest income of $1.1 million, or 8.4%, and a decrease in non-interest expense of $1.9 million, or 16.0%, offset by an increase in provision for income taxes of $471,000, or 18.2%, during the six month period.


Total Interest Income


   Total interest income increased $1.4 million, or 10.0%, during the three months ended December 31, 1997, when compared to the three months ended December 31, 1996. The increase was primarily due to a $1.3 million, or 10.3%, increase in interest income on loans.

   Total interest income increased $2.6 million, or 9.5%, during the six months ended December 31, 1997, when compared to the six months ended December 31, 1996. The increase was primarily due to a $2.6 million, or 10.1%, increase in interest income on loans.


Interest Income - Loans


   During the three months ended December 31, 1997, interest income on loans increased primarily from higher average balances. Interest income increased $1.1 million as the result of higher average loan balances from $555 million during the three months ended December 31, 1996 to $611 million during the three months ended December 31, 1997. Interest income increased $255,000 during the three months ended December 31, 1997 as the result of the receipt of interest on a commercial real estate loan with a zero principal balance that is being accounted for on a cash basis. The average yield on loans remained basically unchanged at 9.15% during the three months ended December 31 1996, and at 9.16% during the three months ended December 31, 1997.

   During the six months ended December 31, 1997, interest income on loans increased from higher average balances combined with slightly higher average yields. Interest income increased $2.2 million as the result of higher average loan balances from $551 million during the six months ended December 31, 1996 to $602 million during the six months ended December 31, 1997. Interest income increased $255,000 during the six months ended December 31, 1997 as the result of the receipt of interest on a commercial real estate loan with a zero principal balance that is being accounted for on a cash basis. The average yield on loans increased slightly from 9.20% during the six months ended December 31 1996, to 9.26% during the six months ended December 31, 1997.


Interest Income - Investments and Other Interest-Bearing Deposits


   Since the Company derives the majority of its interest income from loans, the net increase in interest income on investments and interest-bearing deposits during the three and six months ended
December 31, 1997 of $69,000 and $35,000, respectively, when compared to the three and six months ended December 31, 1996, was not material.


Total Interest Expense

   Total interest expense increased $781,000, or 11.0%, during the three months ended December 31, 1997 when compared with the same period in 1996. The increase during the three month period was primarily due to a $1.2 million, or 29.1%, increase in interest expense on deposits, offset by a $395,000, or 12.9%, decrease in interest expense on FHLBank advances and other borrowings.

   Total interest expense increased $1.5 million, or 10.5%, during the six months ended December 31, 1997 when compared with the same period in 1996. The increase during the six month period was primarily due to a $2.2 million, or 26.1%, increase in interest expense on deposits, offset by a $878,000, or 15.8%, decrease in interest expense on FHLBank advances and other borrowings.


Interest Expense - Deposits

   Interest expense on deposits increased $1.1 million as a result of higher average balances of time deposits from $228 million during the three months ended December 31, 1996, to $307 million during the three months ended December 31, 1997. The average balances increased as a result of the Company's use of brokered deposits to fund loan growth . Time deposits experienced only minor increases due to higher rates and the other deposit areas experienced only minor increases or decreases due to rates and or balances.

   Interest expense on deposits increased $2.1 million as a result of higher average balances of time deposits from $232 million during the six months ended December 31, 1996, to $306 million during the six months ended December 31, 1997. The average balances increased as a result of the Company's use of brokered deposits to fund loan growth . Time deposits experienced only minor increases due to higher rates and the other deposit areas experienced only minor increases or decreases due to rates and or balances.


Interest Expense - FHLBank and Other Borrowings


   Interest expense on FHLBank advances and other borrowings decreased $371,000 due to lower average balances from $206 million in the three months ended December 31, 1996 to $181 million in the three months ended December 31, 1997. Average rates were only slightly higher during the three months ended December 31, 1996 at 5.94% compared to 5.90% during the three months ended December 31, 1997. The average balances decreased as a result of the Company's use of brokered deposits to fund a portion of the loan growth and reduced short term FHLBank advances.

   Interest expense on FHLBank advances and other borrowings decreased $676,000 due to lower average balances from $199 million in the six months ended December 31, 1996 to $176 million in the six months ended December 31, 1997. Average rates during both six month periods were 5.92%. The average balances decreased as a result of the Company's use of brokered deposits to fund a portion of the loan growth and reduced short term FHLBank advances.


Net Interest Income


   The Company's overall interest rate spread decreased 9 basis points, or 2.4%, from 3.79% during the three months ended December 31, 1996, to 3.70% during the three months ended December 31, 1997. The decrease was primarily due to a decrease in the weighted average yields received on interest-earning assets.

   The Company's overall interest rate spread decreased 5 basis points, or 1.3%, from 3.83% during the six months ended December 31, 1996, to 3.78% during the six months ended December 31, 1997. The decrease was primarily due to a decrease in the weighted average yields received on interest-earning assets combined with a slight increase in the weighted average rate paid on interest-bearing liabilities.

Provision for Loan Losses


   The provision for loan losses decreased slightly from $449,000 during the three months ended December 31, 1996 to $436,000 during the three months ended December 31, 1997.

   The provision for loan losses decreased slightly from $859,000 during the six months ended December 31, 1996 to $852,000 during the six months ended December 31, 1997.

  In any accounting period, the provision for loan losses is affected by many factors including, but not limited to, the change in the composition of the loan portfolio, the increase or decrease in total loans, the level of delinquencies and other non-performing loans and the historical loss experience of the portfolio.


   Non-performing assets decreased slightly during the six months ended December 31, 1997 from $13.9 million at June 30, 1997 to $13.8 million at December 31, 1997. Non-performing loans increased $2.3 million, or 29.2%, from $7.9 million at June 30, 1997 to $10.2 million at December 31, 1997, and foreclosed assets declined $2.4 million from $6 million at June 30, 1997 to $3.6 million at December 31, 1997.

   Potential problem loans increased $1.9 million during the six months ended December 31, 1997 from $7.1 million at June 30, 1997 to $9 million at December 31, 1997. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans

   The allowance for loan losses at December 31, 1997 and June 30, 1997, respectively, totaled $15.8 million and $15.5 million, representing 2.5% and 2.7% of total loans, 155% and 197% of non-performing loans, and 82% and 103% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses totaled $65,000 at December 31, 1997 and $319,000 at June 30, 1997, representing 1.8% and 5.3%, respectively, of total foreclosed assets. Although the Company maintains the allowance for loan losses and the allowance for foreclosed asset losses at levels which it considers to be adequate to provide for potential losses and selling expenses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Non-interest Income

   Non-interest income increased $1.2 million, or 47.7%, in the three months ended December 31, 1997 when compared to the same period in 1996. The increase was primarily due to: (i) an increase of $452,000 in profits on sale of available-for-sale securities; (ii) an increase in income on foreclosed assets of $310,000 due to larger recoveries in the current year period; (iii) an increase in service charge income of $192,000, or 27%, on transaction accounts and electronic transactions from increased volumes; and (iv) various increases and decreases in other non-interest income items.

   Non-interest income increased $1.5 million, or 29.2%, in the six months ended December 31, 1997 when compared to the same period in 1996. The increase was primarily due to: (i) an increase of $729,000 in profits on sale of available-for-sale securities; (ii) an increase in service charge income of $423,000, or 32%, on transaction accounts and electronic transactions from increased volumes; and (iii) various increases and decreases in other non-interest income items.

Non-interest Expense

   Non-interest expense increased $841,000, or 21%, in the three months ended December 31, 1997 when compared to the same period in 1996. The increase was primarily due to: (i) an increase of $472,000 in salary and employee related costs due to increased staffing levels resulting from asset and customer growth and expanded consumer lending department; (ii) an increase of $154,000 in occupancy and equipment expense due to expansion of the Company's ATM network and other technology related purchases; and (iii) increases in the majority of other non-interest expense items resulting from asset and earnings growth; offset by (iv) a decrease of $155,000 in insurance due to the reduction in the ongoing SAIF assessments each quarter as a result of the one-time assessment discussed previously.

   Non-interest expense decreased $1.9 million, or 16%, in the six months ended December 31, 1997 when compared to the same period in 1996. The decrease was primarily due to: (i) a decrease in insurance of $2.6 million due to the accrual in the September 30, 1996 quarter of the one-time SAIF assessment discussed previously; (ii) a decrease in goodwill amortization of $1.1 million due to the write-off in the September 30, 1996 quarter of goodwill remaining from a 1982 failed thrift purchase; (iii) an increase of $440,000 in tax consulting fees paid as the result of a recovery of $1.1 million of state financial institution taxes; (iv) an increase of $702,000 in salaries and employee related costs due to increased staffing levels resulting from asset and customer growth and expanded consumer lending department;
(v) an increase of $243,000 in occupancy and equipment expense due to expansion of the Company's ATM network and other technology related purchases (vi) increases in the majority of other non-interest expense items resulting from asset and earnings growth.

   In conjunction with the Company's recent growth and the year 2000 issue discussed previously in this document, the Company will be incurring additional operating costs associated with the evaluation, purchase, implementation and operation of new mainframe hardware and software as well as other replacement computer and equipment items.
In addition, it is probable that the insurance, investment and travel subsidiaries will incur costs in the evaluation, purchase, implementation and operation of their systems to bring them into compliance to avoid potential year 2000 issues. While the exact impact of the cost to correct or convert the various systems of the Company is not known at this time, management does not feel it will be material to the overall operations or financial condition of the Company.



Provision for Income Taxes


   Provision for income taxes as a percentage of pre-tax income decreased from 38.2% in the three months ended December 31, 1996 to 36.4% in the three months ended December 31, 1997 due to tax credits and other estimation items.

   Provision for income taxes as a percentage of pre-tax income decreased from 43.2% in the six months ended December 31, 1996 to 29% in the six months ended December 31, 1997. The larger than normal percentage in the December 31, 1996 period was due to the non-deductible goodwill write-off in that period. The small percentage in the December 31, 1997 period was due to a refund of prior period state financial institution taxes of $1.1 million. The refund was the result of a review of the Bank's state financial institution tax returns by a consulting firm. The refund resulted from the Bank's charter change from a state charter to a federal savings bank charter in December 1994.

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


                                                                    Three Months Ended December 31,
                                                       ---------------------------------------------------------
                                                                   1997                          1996
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $610,976   $13,991   9.16%     $554,751   $12,690   9.15%
  Investment securities and other
    interest-earning assets                              92,817     1,116   4.81        77,829     1,048   5.39
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $703,793    15,107   8.59      $632,580    13,738   8.69
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $121,970       696   2.28      $109,820       676   2.46
  Savings deposits                                       35,083       218   2.49        35,459       221   2.49
  Time deposits                                         307,020     4,300   5.60       228,235     3,142   5.51
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      464,073     5,214   4.49       373,514     4,039   4.33
  FHLBank advances and other borrowings                 181,267     2,672   5.90       206,404     3,067   5.94
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $645,340     7,886   4.89      $579,918     7,106   4.90
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $7,221   3.70%                 $6,632   3.79%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.10%                          4.19%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  109.1%                         109.1%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.

                                                                     Six Months Ended December 31,
                                                       ---------------------------------------------------------
                                                                   1997                          1996
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $602,109   $27,878   9.26%     $550,557   $25,315   9.20%
  Investment securities and other
    interest-earning assets                              89,449     2,163   4.84        78,254     2,128   5.44
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $691,558    30,041   8.69      $628,811    27,443   8.73
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $119,135     1,386   2.33      $110,043     1,364   2.48
  Savings deposits                                       35,099       435   2.48        36,039       446   2.48
  Time deposits                                         305,501     8,574   5.61       232,263     6,432   5.54
                                                        -------    ------   ----       -------    ------   ----
    Total deposits                                      459,735    10,395   4.52       378,345     8,242   4.36
  FHLBank advances and other borrowings                 175,761     5,206   5.92       198,567     5,875   5.92
                                                        -------    ------   ----       -------    ------   ----
  Total interest-bearing liabilities                   $635,496    15,601   4.91      $576,912    14,117   4.89
                                                        =======    ------   ----       =======    ------   ----
Net interest income:
  Interest rate spread                                            $14,440   3.78%                $13,326   3.83%
                                                                   ======   ====                  ======   ====

Net interest margin(1)                                                      4.18%                          4.24%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  108.8%                         109.0%
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

                                              Three Months Ended December 31,      Six Months Ended December 31,
                                                      1997 vs. 1996                      1997 vs. 1996
                                              --------------------------------    --------------------------------
                                                   Increase                            Increase
                                                  (Decrease)                          (Decrease)
                                                    Due to         Total                Due to         Total
                                                 --------------   Increase           --------------   Increase
                                                 Rate    Volume  (Decrease)          Rate    Volume  (Decrease)
                                                 ----    ------  ----------          ----    ------  ----------
                                                  (Dollars in thousands)              (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $  13   $1,288    $1,301            $ 177   $2,386    $2,563
  Investment securities and
    other interest-earning assets                  (85)     153        68             (120)     155        35
                                                   ---    -----     -----              ---    -----     -----
      Total interest-earning assets                (72)   1,441     1,369               57    2,541     2,598
                                                   ---    -----     -----              ---    -----     -----
Interest-bearing liabilities:
  Demand deposits                                  (39)      59        20              (64)      86        22
  Savings deposits                                  (1)      (2)       (3)               1      (12)      (11)
  Time deposits                                     55    1,103     1,158               88    2,054     2,142
                                                   ---    -----     -----              ---    -----     -----
    Total deposits                                  15    1,160     1,175               25    2,128     2,153
  FHLBank advances and other borrowings            (24)    (371)     (395)               7     (676)     (669)
                                                   ---    -----     -----              ---    -----     -----
      Total interest-bearing liabilities            (9)     789       780               32    1,452     1,484
                                                   ---    -----     -----              ---    -----     -----
  Net interest income                            $ (63)  $  652    $  589            $  25   $1,089    $1,114
                                                   ===    =====     =====              ===    =====     =====

LIQUIDITY AND CAPITAL RESOURCES

General

   The Company's capital position remained strong, with stockholders' equity at $65.6 million, or 8.7% of total assets of $750 million at December 31, 1997 compared to equity at $60.3 million, or 8.5%, of total assets of $708 million at June 30, 1997. In addition, the Bank exceeds each of the regulatory capital requirements. At December 31, 1997, the Bank had ratios of tangible and core capital to assets of 7.5% and risk-based capital of 11.2%. Federal regulations at that date required tangible, core and risk-based capital ratios of 1.5%, 3% and 8%, respectively.

   The Bank is required by regulation to maintain liquidity ratios at certain levels. Currently, a minimum of 5% of the combined total of deposits and short-term borrowings must be maintained in the form of cash and eligible investments. The Bank has historically maintained its liquidity ratio at a level in excess of that required. As of December 31, 1997, the Bank's liquidity ratio was 7.6%, compared to 7.4% at June 30, 1997. Management believes that the Company has sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At December 31, 1997, the Company had commitments of approximately $87 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

   At December 31, 1997, the investment securities held to maturity included $382,000 of gross unrealized gains and $18,000 of gross unrealized losses related to securities intended to be held until maturity. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the investment portfolio is foreseen.

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

STATEMENT OF CASH FLOWS

   During the six months ended December 31, 1997, the Company experienced positive cash flows from operating activities and financing activities, and negative cash flows from investing activities. During the six months ended December 31, 1996, the Company experienced positive cash flows from operating activities, and negative cash flows from investing activities and financing activities.

   Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income, adjusted for non-cash and non-operating items, was the primary source of cash flows from operating activities. Operating activities provided cash flows of $4 million and $4.8 million, respectively, during the six months ended December 31, 1997 and 1996.

   During the six months ended December 31, 1997 and 1996, investing activities used cash of $35 million and $15.2 million, respectively, primarily due to the net increase of loans in both periods.

   Changes in cash flows from financing activities of the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $37.4 million in cash during the six months ended December 31, 1997 and used $3.1 million in cash during the six months ended December 31, 1996. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and changes in treasury stock.


DIVIDENDS

   During the six months ended December 31, 1997 and 1996, respectively, the Company declared and paid dividends of $0.22 and $0.20 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

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

     See the attached exhibit 27, Financial Data Schedule.

   b)  Reports on Form 8-K

     On December 9, 1997, the Registrant filed a Form 8-K announcing the purchase by its travel agency subsidiary company of a travel agency in Joplin, MO.

                             SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: February 16, 1998         /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: February 16, 1998         /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended             Six Months Ended
                                                         December 31,                  December 31,
                                                      1997          1996            1997          1996
                                                   ----------    ----------      ----------    ----------
Basic:

  Average shares outstanding                        8,072,483     8,338,937       8,081,996     8,554,730
                                                    =========     =========       =========     =========
  Net income                                       $3,619,773    $2,907,735      $7,480,048    $3,401,032
                                                    =========     =========       =========     =========
  Per share amount                                      $0.45         $0.35           $0.93         $0.40
                                                         ====          ====            ====          ====


Diluted:

  Average shares outstanding                        8,072,483     8,338,937       8,081,996     8,554,730
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        143,082       315,227         143,082       315,227
                                                    ---------     ---------       ---------     ---------
  Diluted shares                                    8,215,565     8,654,164       8,225,078     8,869,957
                                                    =========     =========       =========     =========
  Net income                                       $3,619,773    $2,907,735      $7,480,048    $3,401,032
                                                    =========     =========       =========     =========
  Per share amount                                      $0.44         $0.34           $0.91         $0.38
                                                         ====          ====            ====          ====
