Form 10-Q
period 1998-03-31
GREAT SOUTHERN BANCORP INC
filed 1998-05-15
CIK 854560

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

        For the Quarterly Period ended March 31, 1998, or

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

    The number of shares outstanding of each of the registrant's classes of common stock: 7,999,533 shares of common stock, par value $.01, outstanding at May 7, 1998.
----------------------------------------------------------------------
----------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                              March 31,      June 30,
                                                                                1998           1997
                                                                           -------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,844,311   $  8,176,763
Interest-bearing deposits in other financial institutions. . . . . . . . .    56,528,582     24,308,337
                                                                             -----------    -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    68,372,893     32,485,100
Available for sale securities. . . . . . . . . . . . . . . . . . . . . . .     5,742,577      7,408,020
Held to maturity securities (fair value $49,923,000 - March 1998;
  $49,859,000 - June 1997) . . . . . . . . . . . . . . . . . . . . . . . .    49,768,362     49,756,978
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   653,557,147    583,709,446
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     4,939,385      5,650,962
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     8,731,035      7,433,073
Accrued interest receivable
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,818,801      4,225,771
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       695,010        767,541
Investment in FHLBank Stock. . . . . . . . . . . . . . . . . . . . . . . .    10,792,600     10,792,600
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     4,210,305      2,982,653
Excess cost over fair value of net assets acquired . . . . . . . . . . . .       504,726              0
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,722,600      2,629,140
                                                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $814,855,441   $707,841,284
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $497,121,824   $459,235,746
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   211,557,404    151,881,100
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    35,625,711     28,744,191
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     1,499,659      2,488,397
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,250,613      1,873,824
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,829      3,269,659
                                                                            ------------   ------------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   748,058,040    647,492,917
                                                                            ------------   ------------
Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares
  Common stock, $.01 par value; authorized 20,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,093,505     17,058,326
Retained earnings (substantially restricted) . . . . . . . . . . . . . . .    82,236,730     73,980,259
Unrealized appreciation on available-for-sale securities, net of
  income taxes of $760,193 - March 1998 and $870,860 - June 1997 . . . . .     1,189,020      1,362,116
Treasury stock, at cost; 4,288,581 shares - March 1998;
  4,219,881 shares - June 1997 . . . . . . . . . . . . . . . . . . . . . .   (33,845,104)   (32,175,584)
                                                                            ------------   ------------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    66,797,401     60,348,367
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $814,855,441   $707,841,284
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 MARCH 31,                    MARCH 31,
                                                           1998           1997          1998           1997
                                                       -----------    -----------    ----------    -----------
INTEREST INCOME
  Loans                                                $14,777,913    $12,949,649    $42,656,103   $38,265,046
  Investment Securities                                    945,327        931,273      2,900,283     2,926,323
  Other                                                    134,760         60,549        342,640       193,222
                                                        ----------     ----------     ----------    ----------
    TOTAL INTEREST INCOME                               15,858,000     13,941,471     45,899,026    41,384,591
                                                        ----------     ----------     ----------    ----------
INTEREST EXPENSE
  Deposits                                               5,100,206      4,820,305     15,494,809    13,062,173
  FHLBank advances                                       2,693,792      2,317,515      7,369,636     7,871,619
  Short-term borrowings                                    294,655        130,766        825,103       451,522
                                                        ----------     ----------     ----------    ----------
    TOTAL INTEREST EXPENSE                               8,088,653      7,268,586     23,689,548    21,385,314
                                                        ----------     ----------     ----------    ----------
NET INTEREST INCOME                                      7,769,347      6,672,885     22,209,478    19,999,277
PROVISION FOR LOAN LOSSES                                  414,425        427,615      1,266,807     1,287,100
                                                        ----------    -----------     ----------    ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              7,354,922      6,245,270     20,942,671    18,712,177
                                                        ----------     ----------     ----------    ----------
NON-INTEREST INCOME
  Commissions                                            1,446,395      1,103,300      4,032,028     3,684,975
  Service charge fees                                      955,125        673,886      2,708,380     2,004,445
  Net realized gains on sales of loans and
    available-for-sale securities                          703,478        181,370      2,036,472       578,487
  Income (expense) on foreclosed assets                    (56,347)       (23,517)       326,745       292,919
  Other income                                             322,181        372,473      1,100,310     1,037,176
                                                        ----------     ----------     ----------    ----------
    TOTAL NON-INTEREST INCOME                            3,370,832      2,307,512     10,203,935     7,598,002
                                                        ----------     ----------     ----------    ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                         2,755,007      2,331,679      7,982,309     6,856,723
  Net occupancy expense                                    783,596        589,509      2,132,831     1,696,091
  Tax consulting fees                                           --             --        439,157            --
  Postage                                                  245,576        164,971        638,010       470,232
  Insurance                                                145,317        119,290        496,943     3,262,927
  Amortization of goodwill                                  32,149              0         32,149     1,106,961
  Advertising                                              134,873        143,843        429,545       416,578
  Office supplies and printing                             174,849        151,344        497,836       388,000
  Other operating expenses                                 953,092        526,483      2,458,783     1,599,228
                                                        ----------     ----------     ----------    ----------
    TOTAL NON-INTEREST EXPENSE                           5,224,459      4,027,119     15,107,563    15,796,740
                                                        ----------     ----------     ----------    ----------
INCOME BEFORE INCOME TAXES                               5,501,295      4,525,663     16,039,043    10,513,439
PROVISION FOR INCOME TAXES                               2,137,700      1,616,413      5,195,400     4,203,157
                                                        ----------     ----------     ----------    ----------
   NET INCOME                                          $ 3,363,595    $ 2,909,250    $10,843,643   $ 6,310,282
                                                        ==========     ==========     ==========    ==========

BASIC EARNINGS PER COMMON SHARE                             $.42           $.35          $1.34          $.74
                                                             ===            ===            ===           ===

DILUTED EARNINGS PER COMMON SHARE                           $.41           $.35          $1.32          $.74
                                                             ===            ===            ===           ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                   NINE MONTHS ENDED MARCH 31,
                                                                       1998            1997
                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $ 10,843,643    $  6,310,282
  Items not requiring (providing) cash:
    Depreciation                                                       892,160         682,166
    Amortization                                                        27,149       1,101,961
    Provision for loan losses                                        1,266,807       1,287,100
    Provision for losses on foreclosed assets                          100,000         100,000
    Net realized gains on sale of loans                               (742,577)       (373,062)
    Gain on sale of premises and equipment                             (78,049)         (2,382)
    Gain on sale of foreclosed assets                                 (558,444)       (511,420)
    Amortization of deferred income,
      premiums and discounts                                          (539,839)       (710,439)
    Net realized gains on sale of available-for-sale securities       (791,658)       (205,426)
    Deferred income taxes                                             (481,817)       (300,000)
  Changes in:
    Accrued interest receivable                                       (520,499)        323,665
    Prepaid expenses and other assets                               (1,227,652)       (878,819)
    Accounts payable and accrued expenses                              376,789        (287,259)
    Income taxes payable                                            (3,244,251)        796,127
                                                                   -----------     -----------
  Net cash provided by operating activities                          5,321,762       7,332,494
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                            (69,592,295)    (27,419,910)
  Purchase of additional business units                               (531,875)             --
  Purchase of premises and equipment                                (2,323,081)       (807,467)
  Proceeds from sale of premises and equipment                         211,008           5,791
  Proceeds from sale of foreclosed assets                            1,016,136         945,514
  Capitalized costs on foreclosed assets                               (66,818)       (194,660)
  Proceeds from sale of available-for-sale securities                3,010,376       1,377,623
  Proceeds from maturing held-to-maturity securities                11,750,000      31,398,775
  Purchase of held-to-maturity securities                          (11,780,478)    (31,185,375)
  Purchase of available-for-sale securities                           (338,014)     (1,659,384)
  Purchase of FHLBank stock                                                 --        (769,800)
                                                                   -----------     -----------
      Net cash used in investing activities                        (68,645,041)    (28,308,893)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                           18,667,738      72,506,020
  Net increase (decrease) in checking and savings                   19,218,340      (6,666,632)
  Proceeds from FHLBank advances                                   646,406,675     363,210,755
  Repayments of FHLBank advances                                  (586,730,371)   (410,274,400)
  Net increase in short-term borrowings                              6,881,520        (478,571)
  Advances from borrowers for taxes and insurance                     (988,738)       (924,062)
  Purchase of treasury stock                                        (1,699,484)    (12,234,178)
  Dividends paid                                                    (2,587,172)     (2,435,244)
  Stock options exercised                                               42,564         724,561
                                                                   -----------     -----------
    Net cash provided by financing activities                       99,211,072       3,428,249
                                                                   -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    35,887,793     (17,548,150)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      32,485,100      29,615,027
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 68,372,893    $ 12,066,877
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the periods presented. Operating results for the three months and nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

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

   The first stage of the Compliance process for the Bank was an internal risk assessment performed by the Information Systems Steering Committee along with major vendors and consultants. The Risk Assessment revealed the need to replace the Bank's mainframe operating system and to replace the majority of the online terminals, which are desktop computers. The desktop systems have been purchased and installed.

   The Bank has experienced sizeable growth in recent years which, independent of the year 2000 issue, has created the need to upgrade the core mainframe hardware and software systems to handle the increased growth. The Year 2000 Committee and management reviewed various proposals and attended presentations of core mainframe hardware and software systems. One of the main items included in each proposal was written certification of compliance with the year 2000 issue. Subsequent to March 31, 1998, the Bank signed an agreement to convert to the Jack Henry Silverlake system. The time table agreed to by the Bank and Jack Henry is for the conversion to be completed during the December 1998 quarter. The approximate cost to convert to the new core mainframe system and to upgrade the desktop computers and other equipment is estimated at $1.5 million. This amount will be expensed over a 3 to 5 year period. Management does not feel it will have a material impact on the financial condition of the Company.

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

   In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 132 in its June 30, 1999 fiscal year. The adoption of SFAS 132 is not expected to have a material effect on the financial statements of the Company.



ASSET AND LIABILITY MANAGEMENT

   During the nine months ended March 31, 1998, the Company increased total assets by $107 million. The main areas of change were an increase in net loans of $70 million and an increase in cash and interest-bearing deposits of $36 million.

   The following loan categories experienced net increases as noted:

     Commercial real estate and construction loans       $41 million
     Commercial business loans                            26 million
     Consumer (primarily automobile and student) loans    14 million

   The following loan categories experienced net decreases as noted:

     Single-family and other residential loans           $11 million

   The increase in cash and interest-bearing deposits was primarily due to large cash letters in the process of collection at the end of the quarter and the timing of transfers of funds from cash letters.

   Total liabilities increased $100 million during the nine months ended March 31, 1998, primarily from an increase in FHLBank advances of $60 million and an increase in deposits of $38 million. The deposit increase was primarily from brokered deposits. The increase in FHLBank advances and deposits was to fund the brisk loan demand during the nine month period. Management feels FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring all the costs associated with the generation and maintenance of retail deposits.

   Stockholders' equity increased $6.5 million primarily as a result of net income of $10.8 million offset by dividend declarations and payments of $2.6 million and net treasury stock purchases of $1.6 million. The Company repurchased 79,034 shares of common stock at an average price of $21.53 per share during the nine months ended March 31, 1998 and issued 10,334 shares at an average price of $6.01 per share for exercised stock options.

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

   In a rising interest rate environment financial institutions with negative gaps have more liabilities than assets mature or reprice during the relevant period, causing the increase in the cost of liabilities to exceed the increase in the yield on assets.
Conversely, in a falling interest rate environment, the cost of funds of financial institutions with negative interest rate sensitivity gaps generally will decrease more than the yield on their assets. The Company's experience with interest rates is discussed in more detail under the headings "Results of Operations and Comparisons of the Nine Months Ended March 31, 1998 and 1997" and in management's discussion and analysis in the June 30, 1997 Form 10-K.

   The Company's one-year interest rate sensitivity gap, as a percentage of total interest-earning assets was a positive $57 million, or 7.1%, at March 31, 1998, as compared to a positive $48 million, or 6.9%, at June 30, 1997. The increase of $9 million resulted primarily from: (i) an $24 million increase in commercial real estate commercial business and consumer loans; (ii) a $46 million increase in investment securities and interest-earning deposits due to a large temporary increase in interest-earning deposits at the end of the March 31, 1998 quarter and the shifting of $15 million of maturities from the 1 to 2 years category into the 1 year or less category; (iii) a $23 million increase in FHLBank advances; (iv) a $25 million increase in time deposits, with the majority being brokered deposits in the 1 year or less category; and (v) a $13 million and $9 million increase, respectively, in interest-bearing demand deposits and other borrowings due to the Company's recent growth in these customer accounts.


   As a part of its asset and liability management strategy, the Company has increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately 40% of total assets are currently invested in commercial real estate and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, and to shorten the average maturity and increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increased net interest income, such lending, commensurate with the increased risk levels, has also resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.


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





            (Remainder of page intentionally left blank)

   The following table sets forth the Company's interest rate sensitive assets and liabilities that mature or reprice within one year as of the dates indicated and on the basis of the factors and assumptions set forth at the end of the tables.

                                               March 31,    June 30,
                                                 1998         1997
                                            -------------  ---------
                                                  (000'S OMITTED)
Residential real estate loans                  $247,331      262,123
Construction loans                               28,662        5,908
Commercial real estate loans                    202,797      206,020
Commercial business loans                        47,488       25,557
Consumer loans                                   28,073       22,549
Investment securities and other                 107,062       60,628
                                                -------      -------
  Total interest rate sensitive assets
    repricing within one year                   661,413      582,785
                                                -------      -------
Interest-bearing demand deposits                127,980      115,299
Savings deposits                                 34,685       35,065
Time deposits                                   265,328      240,643
FHLBank advances                                141,066      117,659
Other borrowings and liabilities                 35,626       26,338
                                                -------      -------
  Total interest rate sensitive liabilities
    repricing within one year                   604,685      535,004
                                                -------      -------
One year interest rate sensitivity gap (1)      $56,728     $ 47,781
                                                =======      =======
Interest rate sensitive assets/interest rate
    sensitive liabilities                         109.4%       108.9%
                                                  =====        =====
One year interest rate sensitivity gap as a
    percent of interest-earning assets              7.1%         6.9%
                                                    ===          ===

___________________________________________
(1) Defined as the Company's interest-earning assets which mature or reprice within one year minus its interest-bearing liabilities that mature or reprice within one year.

  The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at March 31, 1998, on the basis of the factors and assumptions set forth below.

                                                                        Maturing or Repricing
                                                    ---------------------------------------------------------------
                                                                Over 6
                                                     6 Months   Months    Over 1-3   Over 3-5     Over
                                                     or Less   to 1 Year    Years      Years     5 Years     Total
                                                    --------   ---------  --------   --------   --------   --------
                                                                       (Dollars in thousands)
Residential real estate loans                       $169,067   $ 78,264   $ 50,037   $  4,087    $33,783   $335,238
Construction loans                                    28,662         --         --         --         --     28,662
Commercial real estate loans                         201,111      1,686     11,446      2,749      2,479    219,471
Commercial business loans                             47,329        159        131         69          7     47,695
Consumer loans                                        25,065      3,008      9,027      3,867        330     41,297
Investment securities and other                       85,306     21,756     15,770         --         --    122,832
                                                     -------    -------    -------     ------     ------    -------
  Total interest-earning assets                      556,540    104,873     86,411     10,772     36,599    795,195
                                                     -------    -------    -------     ------     ------    -------
Interest-bearing demand deposits                     127,980         --         --         --         --    127,980
Savings deposits                                      34,685         --         --         --         --     34,685
Time deposit                                         187,879     77,449     36,520      8,670      2,450    312,968
FHLBank advances                                     125,484     15,582     38,309     11,959     20,223    211,557
Other borrowings and liabilities                      35,626         --         --         --         --     35,626
                                                     -------    -------    -------     ------     ------    -------
  Total interest-bearing liabilities                 511,654     93,031     74,829     20,629     22,673    722,816
                                                     -------    -------    -------     ------     ------    -------
Interest-earning assets less
  interest-bearing liabilities                      $ 44,886   $ 11,842   $ 11,582   $ (9,857)   $13,926   $ 72,379
                                                     =======    =======    =======     ======     ======    =======

Cumulative interest rate sensitivity gap            $ 44,886   $ 56,728    $68,310   $ 58,453    $72,379
                                                     =======    =======     ======     ======     ======

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at March 31, 1998                              5.6%       7.1%       8.6%       7.4%       9.1%
                                                        ===        ===        ===        ===        ===

Cumulative interest rate sensitivity gap
  as a percent of interest-earning
  assets at June 30, 1997                               0.1%       6.9%      10.1%       9.6%      10.5%
                                                        ===        ===       ====        ===       ====

The assumptions used in the above two tables are:
  -- Prepayment rates are derived from market prepayment rates observed on or about March 31, 1998.
  -- Fixed-rate loans, net of loans in process, deferred fees and discounts are shown on the basis of contractual amortization and the prepayment assumptions noted above.
  -- Adjustable-rate loans are assumed to reprice at the earlier of maturity or the next contractual repricing date.
  -- Zero growth and constant percentage composition of assets and liabilities and funds from contractual amortization are not reinvested.


RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND NINE MONTHS
ENDED MARCH 31, 1998 and 1997


   The increase in earnings of $455,000, or 15.6%, for the three months ended March 31, 1998 when compared to the same period in 1997, was primarily due to an increase in non-interest income of $1.1 million, or 46.1%, and an increase in net interest income of $1.1 million, or 16.4%, offset by an increase in non-interest expense of $1.2 million, or 29.7%, and an increase in provision for income taxes of $522,000, or 32.3%, during the three month period.

   The increase in earnings of $4.5 million, or 71.9%, for the nine months ended March 31, 1998 when compared to the same period in 1997, was primarily due to an increase in non-interest income of $2.6 million, or 34.3%, an increase in net interest income of $2.2 million, or 11.1%, and a decrease in non-interest expense of $690,000, or 4.4%, offset by an increase in provision for income taxes of $1 million, or 23.6%, during the nine month period.



Total Interest Income


   Total interest income increased $1.9 million, or 13.8%, during the three months ended March 31, 1998, when compared to the three months ended March 31, 1997. The increase was primarily due to a $1.8 million, or 14.1%, increase in interest income on loans.

   Total interest income increased $4.5 million, or 10.9%, during the nine months ended March 31, 1998, when compared to the nine months ended March 31, 1997. The increase was primarily due to a $4.4 million, or 11.5%, increase in interest income on loans.



Interest Income - Loans


   During the three months ended March 31, 1998, interest income on loans increased primarily from higher average balances. Interest income increased $1.6 million as the result of higher average loan balances from $567 million during the three months ended March 31, 1997 to $636 million during the three months ended March 31, 1998. The average yield on loans increased from 9.13% during the three months ended March 31 1997, to 9.29% during the three months ended March 31, 1998.

   During the nine months ended March 31, 1998, interest income on loans increased primarily from higher average balances. Interest income increased $4 million as the result of higher average loan balances from $556 million during the nine months ended March 31, 1997 to $614 million during the nine months ended March 31, 1998. Interest income increased $270,000 during the nine months ended March 31, 1998 as the result of the receipt of interest on a commercial real estate loan with a zero principal balance that is being accounted for on a cash basis. The average yield on loans increased from 9.17% during the nine months ended March 31 1997, to 9.27% during the nine months ended March 31, 1998.


Interest Income - Investments and Other Interest-Earning Deposits

   Since the Company derives the majority of its interest income from loans, the net increase in interest income on investments and interest-earning deposits during the three and nine months ended March 31, 1998 of $88,000 and $124,000, respectively, when compared to the three and nine months ended March 31, 1997, was not material.

Total Interest Expense

   Total interest expense increased $820,000, or 11.3%, during the three months ended March 31, 1998 when compared with the same period in 1997. The increase during the three month period was due to a $540,000, or 22.0%, increase in interest expense on FHLBank advances and other borrowings and a $280,000, or 5.8%, increase in interest expense on deposits.

   Total interest expense increased $2.3 million, or 10.8%, during the nine months ended March 31, 1998 when compared with the same period in 1997. The increase during the nine month period was primarily due to a $2.4 million, or 18.6%, increase in interest expense on deposits, offset by a $128,000, or 1.5%, decrease in interest expense on FHLBank advances and other borrowings.

Interest Expense - Deposits

   Interest expense on deposits increased $280,000 as a result of higher average balances of time deposits from $293 million during the three months ended March 31, 1997, to $307 million during the three months ended March 31, 1998 and due to higher average balances of interest-bearing demand deposits from $105 million during the three months ended March 31, 1997, to $118 million during the three months ended March 31, 1997. The average balances increased as a result of the Company's use of brokered deposits to fund loan growth . Time deposits experienced small increases due to higher rates while interest-bearing deposits experienced small decreases due to lower rates. The other deposit category, savings, experienced only minor increases due to slightly higher balances.

   Interest expense on deposits increased $2.2 million as a result of higher average balances of time deposits from $252 million during the nine months ended March 31, 1997, to $306 million during the nine months ended March 31, 1998. The average balances increased as a result of the Company's use of brokered deposits to fund loan growth . Time deposits experienced small increases due to higher rates and the other deposit areas also experienced small increases or decreases due to rates and or balances.


Interest Expense - FHLBank Advances and Other Borrowings


   Interest expense on FHLBank advances and other borrowings increased $638,000 due to higher average balances from $167 million in the three months ended March 31, 1997 to $212 million in the three months ended March 31, 1998. Average rates were slightly lower during the three months ended March 31, 1998 at 5.64% compared to 5.88% during the three months ended March 31, 1997. The average balances increased as a result of the Company's use of FHLBank advances to fund a portion of the loan growth.

   Interest expense on FHLBank advances and other borrowings decreased $137,000 due to lower average rates from 5.91% in the nine months ended March 31, 1997 to 5.81% in the nine months ended March 31, 1998. Average balances during both nine month periods were $188 million.


Net Interest Income


   The Company's overall interest rate spread increased 9 basis points, or 2.4%, from 3.78% during the three months ended March 31, 1997, to 3.87% during the three months ended March 31, 1998. The increase was due to a slight increase in the weighted average yields received on interest-earning assets combined with a slight decrease in the weighted average rates paid on interest-bearing liabilities.

   The Company's overall interest rate spread decreased 1 basis point, or .3%, from 3.82% during the nine months ended March 31, 1997, to 3.81% during the nine months ended March 31, 1998. The decrease was due to a decrease in the weighted average yields received on interest-earning assets.


Provision for Loan Losses


   The provision for loan losses decreased slightly from $428,000 during the three months ended March 31, 1997 to $414,000 during the three months ended March 31, 1998.

   The provision for loan losses decreased slightly from $1,287,000 during the nine months ended March 31, 1997 to $1,267,000 during the nine months ended March 31, 1998.

  In any accounting period, the provision for loan losses is affected by many factors including, but not limited to, the change in the composition of the loan portfolio, the increase or decrease in total loans, the level of delinquencies and other non-performing loans and the historical loss experience of the portfolio.

   Non-performing assets decreased slightly during the nine months ended March 31, 1998 from $13.9 million at June 30, 1997 to $12.4 million at March 31, 1998. Non-performing loans decreased $500,000, or 6.3%, from $7.9 million at June 30, 1997 to $7.4 million at March 31, 1998, and foreclosed assets declined $1 million from $6 million at June 30, 1997 to $5 million at March 31, 1998.

   Potential problem loans increased $1.1 million during the nine months ended March 31, 1998 from $7.1 million at June 30, 1997 to $8.2 million at March 31, 1998. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans

   The allowance for loan losses at March 31, 1998 and June 30, 1997, respectively, totaled $16 million and $15.5 million, representing 2.5% and 2.7% of total loans, 216% and 197% of non-performing loans, and 102% and 103% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses totaled $69,000 at March 31, 1998 and $319,000 at June 30, 1997, representing 1.4% and 5.3%, respectively, of total foreclosed assets. Although the Company maintains the allowance for loan losses and the allowance for foreclosed asset losses at levels which it considers to be adequate to provide for potential losses and selling expenses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.


Non-interest Income


   Non-interest income increased $1.1 million, or 46.1%, in the three months ended March 31, 1998 when compared to the same period in 1997. The increase was primarily due to: (i) an increase of $444,000 in profits on sale of available-for-sale securities; (ii) an increase in commission income from the travel, insurance and investment subsidiaries of $343,000, or 31%; (iii) an increase in service charge income of $281,000, or 42%, on transaction accounts and electronic transactions from increased volumes; and (iv) various increases and decreases in other non-interest income items.

   Non-interest income increased $2.6 million, or 34.3%, in the nine months ended March 31, 1998 when compared to the same period in 1997. The increase was primarily due to: (i) an increase of $1.1 million in profits on sale of available-for-sale securities; (ii) an increase in service charge income of $704,000, or 35%, on transaction accounts and electronic transactions from increased volumes; (iii) an increase in commission income from the travel, insurance and investment subsidiaries; and (iv) various increases and decreases in other non-interest income items.


Non-interest Expense


   Non-interest expense increased $1.2 million, or 29.7%, in the three months ended March 31, 1998 when compared to the same period in 1997. The increase was primarily due to: (i) an increase of $423,000 in salary and employee related costs due to increased staffing levels resulting from asset and customer growth and an expanded consumer lending department; (ii) an increase of $194,000 in occupancy and equipment expense due to expansion of the Company's ATM network and other technology related purchases; (iii) an increase of $130,000 from robbery losses; and (iii) increases in the majority of other non-interest expense items resulting from asset and earnings growth.

   Non-interest expense decreased $689,000, or 4.4%, in the nine months ended March 31, 1998 when compared to the same period in 1997. The decrease was primarily due to: (i) a decrease in insurance of $2.8 million due to the accrual in the September 30, 1996 quarter of the one-time SAIF assessment discussed previously; and (ii) a decrease in goodwill amortization of $1.1 million due to the write-off in the September 30, 1996 quarter of goodwill remaining from a 1982 failed thrift purchase; offset by (iii) an increase of $440,000 in tax consulting fees paid as the result of a recovery of $1.1 million of state financial institution taxes; (iv) an increase of $1.1 million in salaries and employee related costs due to increased staffing levels resulting from asset and customer growth and expanded consumer lending department; (v) an increase of $437,000 in occupancy and equipment expense due to expansion of the Company's ATM network and other technology related purchases; (vi) an increase of $225,000 in robbery and bad check losses; (vii) an increase of $120,000 in internal and external audit fees; (viii) an increase of $110,000 in package transaction account benefit costs; and (ix) increases in the majority of other non-interest expense items resulting from asset and earnings growth.

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



Provision for Income Taxes


   Provision for income taxes as a percentage of pre-tax income increased from 35.7% in the three months ended March 31, 1997 to 38.9% in the three months ended March 31, 1998 due to fluctuations in tax credits and other estimated items.

   Provision for income taxes as a percentage of pre-tax income decreased from 40.0% in the nine months ended March 31, 1997 to 32.4% in the nine months ended March 31, 1998. The larger than normal percentage in the March 31, 1997 period was due to the non-deductible goodwill write-off in that period. The small percentage in the March 31, 1998 period was due to a refund of prior period state financial institution taxes of $1.1 million. The refund was the result of a review of the Bank's state financial institution tax returns by a consulting firm. The refund resulted from the Bank's charter change from a state charter to a federal savings bank charter in December 1994.

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


                                                                      Three Months Ended March 31,
                                                       ---------------------------------------------------------
                                                                   1998                          1997
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $636,495   $14,778   9.29%     $567,456   $12,949   9.13%
  Investment securities and other
    interest-earning assets                              93,510     1,080   4.62        77,887       992   5.09
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $730,005    15,858   8.69      $645,343    13,941   8.64
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $118,350       625   2.11      $104,598       578   2.21
  Savings deposits                                       34,506       210   2.43        34,118       207   2.43
  Time deposits                                         306,897     4,265   5.56       292,788     4,035   5.51
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      459,753     5,100   4.49       431,504     4,820   4.47
  FHLBank advances and other borrowings                 212,122     2,989   5.64       166,507     2,448   5.88
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $671,875     8,089   4.82      $598,011     7,268   4.86
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $7,769   3.87%                 $6,673   3.78%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.26%                          4.14%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  108.7%                         107.9%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.

                                                                      Nine Months Ended March 31,
                                                       ---------------------------------------------------------
                                                                   1998                          1997
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $613,569   $42,656   9.27%     $556,183   $38,265   9.17%
  Investment securities and other
    interest-earning assets                              90,822     3,243   4.76        78,106     3,119   5.32
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $704,391    45,899   8.69      $634,289    41,384   8.70
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $118,880     2,010   2.25      $108,228     1,942   2.39
  Savings deposits                                       34,901       645   2.46        35,399       653   2.46
  Time deposits                                         305,966    12,840   5.60       252,442    10,467   5.53
                                                        -------    ------   ----       -------    ------   ----
    Total deposits                                      459,747    15,495   4.49       396,069    13,062   4.40
  FHLBank advances and other borrowings                 188,078     8,195   5.81       187,875     8,323   5.91
                                                        -------    ------   ----       -------    ------   ----
  Total interest-bearing liabilities                   $647,825    23,690   4.88      $583,944    21,385   4.88
                                                        =======    ------   ----       =======    ------   ----
Net interest income:
  Interest rate spread                                            $22,209   3.81%                $19,999   3.82%
                                                                   ======   ====                  ======   ====

Net interest margin(1)                                                      4.20%                          4.20%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  108.7%                         108.6%
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

                                                Three Months Ended March 31,        Nine Months Ended March 31,
                                                      1998 vs. 1997                      1998 vs. 1997
                                              --------------------------------    --------------------------------
                                                   Increase                            Increase
                                                  (Decrease)                          (Decrease)
                                                    Due to         Total                Due to         Total
                                                 --------------   Increase           --------------   Increase
                                                 Rate    Volume  (Decrease)          Rate    Volume  (Decrease)
                                                 ----    ------  ----------          ----    ------  ----------
                                                  (Dollars in thousands)              (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $ 230   $1,599    $1,829            $ 405   $3,986    $4,391
  Investment securities and
    other interest-earning assets                  (76)     164        88             (230)     354       124
                                                   ---    -----     -----              ---    -----     -----
      Total interest-earning assets                154    1,763     1,917              175    4,340     4,515
                                                   ---    -----     -----              ---    -----     -----
Interest-bearing liabilities:
  Demand deposits                                  (24)      71        47              (96)     164        68
  Savings deposits                                   1        2         3                1       (9)       (8)
  Time deposits                                     34      196       230              128    2,245     2,373
                                                   ---    -----     -----              ---    -----     -----
    Total deposits                                  11      269       280               33    2,400     2,433
  FHLBank advances and other borrowings            (97)     638       541             (137)       9      (128)
                                                   ---    -----     -----              ---    -----     -----
      Total interest-bearing liabilities           (86)     907       821             (104)   2,409     2,305
                                                   ---    -----     -----              ---    -----     -----
  Net interest income                            $ 240   $  856    $1,096            $ 279   $1,931    $2,210
                                                   ===    =====     =====              ===    =====     =====

LIQUIDITY AND CAPITAL RESOURCES

General

   The Company's capital position remained strong, with stockholders' equity at $66.8 million, or 8.2% of total assets of $815 million at March 31, 1998 compared to equity at $60.3 million, or 8.5%, of total assets of $708 million at June 30, 1997. In addition, the Bank exceeds each of the regulatory capital requirements. At March 31, 1998, the Bank's tier 1 capital ratio was 6.97% and total risk-based capital ratio was 10.57%. Federal regulations at that date required tier 1 capital of 3% and total risk-based capital of 8%.

   The Bank is required by regulation to maintain liquidity ratios at certain levels. Currently, a minimum of 5% of the combined total of deposits and short-term borrowings must be maintained in the form of cash and eligible investments. The Bank has historically maintained its liquidity ratio at a level in excess of that required. As of March 31, 1998, the Bank's liquidity ratio was 7.8%, compared to 7.4% at June 30, 1997. Management believes that the Company has sufficient cash flows and borrowing capacity available to meet its commitments and other foreseeable cash needs for operations. At March 31, 1998, the Company had commitments of approximately $92.5 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

   At March 31, 1998, the investment securities held to maturity included $170,000 of gross unrealized gains and $15,000 of gross unrealized losses related to securities intended to be held until maturity. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the investment portfolio is foreseen.

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

STATEMENT OF CASH FLOWS

   During the nine months ended March 31, 1998 and March 31, 1997, the Company experienced positive cash flows from operating activities and financing activities, and negative cash flows from investing activities.

   Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income, adjusted for non-cash and non-operating items, was the primary source of cash flows from operating activities. Operating activities provided cash flows of $5.3 million and $7.3 million, respectively, during the nine months ended March 31, 1998 and 1997.

   During the nine months ended March 31, 1998 and 1997, investing activities used cash of $68.6 million and $28.3 million, respectively, primarily due to the net increase of loans in both periods.

   Changes in cash flows from financing activities of the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $99.2 million and $3.4 million, respectively, in cash during the nine months ended March 31, 1998 and 1997. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and changes in treasury stock.


DIVIDENDS

   During the nine months ended March 31, 1998 and 1997, respectively, the Company declared and paid dividends of $0.33 and $0.30 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

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

     See the attached exhibit 27, Financial Data Schedule.

   b)  Reports on Form 8-K

     On April 3, 1998, the Registrant filed a Form 8-K announcing a stock repurchase program of up to 800,000 shares of its common stock.

                             SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: May 15, 1998             /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: May 15, 1998             /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended            Nine Months Ended
                                                           March 31,                     March 31,
                                                      1998          1997            1998          1997
                                                   ----------    ----------      ----------    ----------
Basic:

  Average shares outstanding                        8,049,032     8,312,650       8,071,169     8,476,188
                                                    =========     =========       =========     =========
  Net income                                       $3,363,595    $2,909,249     $10,843,643    $6,310,281
                                                    =========     =========      ==========     =========
  Per share amount                                      $0.42         $0.35           $1.34         $0.74
                                                         ====          ====            ====          ====


Diluted:

  Average shares outstanding                        8,049,032     8,312,650       8,071,169     8,476,188
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        135,238       104,676         135,238       104,676
                                                    ---------     ---------       ---------     ---------
  Diluted shares                                    8,184,270     8,417,326       8,206,407     8,580,864
                                                    =========     =========       =========     =========
  Net income                                       $3,363,595    $2,909,249     $10,843,643    $6,310,281
                                                    =========     =========      ==========     =========
  Per share amount                                      $0.41         $0.34           $1.32         $0.74
                                                         ====          ====            ====          ====
