Form 10-K
period 1998-06-30
GREAT SOUTHERN BANCORP INC
filed 1998-09-28
CIK 854560

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

For the fiscal year ended June 30, 1998          Commission File Number 0-18082

                         GREAT SOUTHERN BANCORP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                    43-1524856
          (State incorporation)                          (IRS Employer
                                                      Identification Number)

          1451 E. Battlefield                                65804
         Springfield, Missouri                             (Zip Code)
  (Address of principal executive offices)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K.       / /

   The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on September 17, 1998, computed by reference to the closing price of such shares, was $175,205,043. At September 18, 1998, 7,918,872 shares of Common Stock, par value $.01 per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Security Holders for the fiscal year ended June 30, 1998 (the "Annual Report"), which was electronically filed on September 22, 1998, are incorporated by reference into Parts I, II and IV. With the exception of the information explicitly incorporated by reference in this Form 10-K, the 1998 Annual Report to Security Holders is not to be deemed filed as part of this Form 10-K.

   Portions of the Registrant's Definitive Proxy Statement prepared in connection with the 1998 annual meeting of stockholders (the "Definitive Proxy Statement"), which was electronically filed on September 22, 1998, are incorporated by reference into Part III.

                                                  Index to Exhibits is page 49

===============================================================================

TABLE OF CONTENTS

                                                                        Page
                                                                       ------
Part I

Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Primary Market Area . . . . . . . . . . . . . . . . . . . . . .   4
         Lending Activities  . . . . . . . . . . . . . . . . . . . . . .   5
         Loan Portfolio Composition  . . . . . . . . . . . . . . . . . .   7
         Allowance for Losses on Loans and Foreclosed Assets . . . . . .  16
         Loan Delinquencies and Defaults . . . . . . . . . . . . . . . .  19
         Classified Assets . . . . . . . . . . . . . . . . . . . . . . .  21
         Investment Activities . . . . . . . . . . . . . . . . . . . . .  23
         Sources of Funds  . . . . . . . . . . . . . . . . . . . . . . .  24
         Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . .  28
         Competition . . . . . . . . . . . . . . . . . . . . . . . . . .  28
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
         Government Supervision and Regulation . . . . . . . . . . . . .  29
Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .  39
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  40
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .  40
Item 4A. Executive Officers of the Registrant  . . . . . . . . . . . . .  40

Part II

Item  5.  Market for Registrant's Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . . .  41
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . .  42
Item  7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . . . .  43
Item  8.  Financial Statements and Supplementary Data  . . . . . . . . .  43
Item  9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures . . . . . . . . . .  43

Part III

Item 10.  Directors and Executive Officers of the Registrant  . . .. . .  44
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . .  44
Item 12.  Security Ownership of Certain Beneficial Owners
                and Management . . . . . . . . . . . . . . . . . . . . .  44
Item 13.  Certain Relationship and Related Transactions  . . . . . . . .  44

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .  45
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  48
          Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . .  49

                                    PART I


ITEM 1.  BUSINESS.

                                  THE COMPANY

Great Southern Bancorp, Inc.

     Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a bank holding company which, as of June 30, 1998, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve" or "FRB"), the Company became a one bank holding company on June 30, 1998 upon the conversion on June 30, 1998, of Great Southern to a Missouri-chartered trust company.

     As a Delaware corporation, the Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a bank holding company. Through the bank holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The bank holding company structure provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At June 30, 1998, Bancorp's consolidated assets were $795 million, consolidated loans were $655 million, consolidated deposits were $553 million and consolidated stockholders' equity was $67 million. The assets of the Company consist of the stock of Great Southern, the stock of other financial services companies (less than 5% of each), interest in a local trust company and cash.

     Through subsidiaries of the Bank, the Company offers insurance, appraisal, travel, discount brokerage and related services, which are discussed further below. The activities of the Company are funded by retained earnings and through dividends from Great Southern and borrowings from third parties. Activities of the Company may also be funded through sales of additional securities or through income generated by other activities of the Company. At this time, there are no plans regarding such activities.

     The executive offices of the Company are located at 1451 East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.


Great Southern Bank

     Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923, and in 1989 was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a charter as a federal savings bank and then on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 27 branches located in southwestern and central Missouri. At June 30, 1998, the Bank had total assets of $790 million, deposits of $557 million and stockholders' equity of $59 million, or 7.5% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

     Great Southern is principally engaged in the business of originating residential and commercial real estate loans, commercial business and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowing from the Federal Home Loan Bank (the "FHLBank") and others.

     For many years, Great Southern has followed a strategy of emphasizing quality loan origination through residential, commercial and consumer lending activities in its local market area. The goal of this strategy has been to maintain its position as one of the leading providers of financial services in its market area, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans in its portfolio and selling fixed-rate loans in the secondary market. The Bank continues to place primary emphasis on residential mortgage and other real estate lending while also expanding and increasing its originations of commercial business and consumer loans.

     The main office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

Forward-Looking Statements

     When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake-and specifically declines any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Primary Market Area

     Great Southern's primary market area encompasses 15 counties in southwestern and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such diversified markets as Springfield, Joplin, the resort areas of Branson and Lake of the Ozarks, and various smaller communities in the Bank's market area. The management of the Bank believes that its share of the savings and lending markets in its market area is less than 10% and their affiliates an even smaller percent, with the exception of the travel agency, which may have a larger percent.

     Great Southern's largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 306,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university. Springfield is also a regional health care center. The unemployment rate in this area is, and has consistently been, below the national average.

     The next largest concentration of loans is in the Branson area which is located approximately 35 miles south of Springfield and is one of the fastest growing areas in Missouri. The region is a vacation and entertainment center attracting an estimated 6 million tourists annually to its theme parks, resorts, country music shows and other recreational facilities. As a result of the rapid growth of the Branson area, property values increased at unusually high rates in the early 1990s. This has also provided for increased loan demand and a more volatile lending market than has previously been present in the Branson area. Property values have experienced downward pressure during the past few years, partly as a result of this rapid increase.

     A significant portion of the Bank's loan originations have been secured by properties in the Branson area. Approximately $124 million, or 20%, of the total loan portfolio at June 30, 1998 was secured by properties in this area. Of this amount, $61 million are loans secured by commercial real estate, commercial construction and other residential properties and $63 million are loans secured by one- to four-family residential properties, one- to four-family construction properties and consumer loans. See "- Commercial Real Estate and Construction Lending", "- Commercial Business Lending", "- Classified Assets" and "- Loan Delinquencies and Defaults".

Lending Activities-General

     From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980's, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Substantially all of the adjustable-rate mortgage loans originated by Great Southern are held for its own portfolio and substantially all of the long-term fixed-rate residential mortgage loans originated by Great Southern are sold immediately in the secondary market.

     Beginning in the mid-1990s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. During the past 18 months, changes in competitor banking organizations provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to direct origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations.

     One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates.
Depending on the market conditions, the ongoing servicing of these loans is at times retained by Great Southern and at other times released to the purchaser of the loan. Great Southern retains substantially all of the adjustable-rate mortgage loans in its portfolio.

     Another principal lending activity of Great Southern, which has become more prevalent in recent years, is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and currently accounts for approximately 42% of the portfolio.

     In addition, Great Southern in recent years has increased the emphasis on the origination of commercial business loans, home equity loans, consumer loans and student loans and is also an issuer of letters of credit. See "-- Commercial Business Lending," "- Classified Assets," and "- Loan Delinquencies and Defaults" below and Note 12 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference. Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.

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

     Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has concentrated its lending efforts in Missouri and Northern Arkansas, with the largest concentration of its lending activity being in southwestern and central Missouri.

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

                                                                        June 30,
                                 -----------------------------------------------------------------------------------
                                       1998             1997              1996             1995             1994
                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                  Amount    %      Amount     %      Amount    %      Amount    %      Amount    %
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
                                                              (Dollars in thousands)
Real Estate Loans:
  Residential
    One- to four- family         $219,242  31.2%  $244,767  39.5%  $249,348  42.5%  $243,771  43.5%  $203,157  40.9%
    Other Residential              89,141  12.7     95,886  15.4     81,191  13.8     77,744  13.9     65,906  13.2
  Commercial                      244,017  34.7    191,556  30.8    172,478  29.4    133,244  23.8    105,977  21.3
  Residential Construction:
    One- to four-family            16,032   2.3      9,529   1.5     13,455   2.3     13,319   2.4     18,338   3.7
    Other residential               5,993    .8      4,243    .7     13,533   2.3     23,804   4.2     37,588   7.6
  Commercial construction          27,156   3.9     21,932   3.5     16,518   2.8     27,273   4.9     30,894   6.2
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
    Total real estate loans       601,581  85.6    567,913  91.4    546,523  93.1    519,155  92.7    461,860  92.9
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
Other Loans:
  Consumer loans:
    Guaranteed student loans       12,736   1.8     11,592   1.9     11,256   1.9     11,822   2.1      9,445   1.9
    Automobile                     23,120   3.3      6,006    .9      6,062   1.1      5,651   1.0      4,814   1.0
    Home equity and improvement     5,849    .8      4,183    .7      3,688   0.6      3,518   0.6      2,618   0.5
    Other                           4,862    .7      5,885    .9      5,921   1.0      5,272   1.0      4,513   0.9
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total Consumer loans         46,567   6.6     27,666   4.4     26,927   4.6     26,263   4.7     21,390   4.3
  Commercial business loans        54,722   7.8     25,959   4.2     13,737   2.3     14,515   2.6     13,907   2.8
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
        Total other loans         101,290  14.4     53,625   8.6     40,664   6.9     40,778   7.3     35,297   7.1
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
           Total loans            702,870 100.0%   621,538 100.0%   587,187 100.0%   559,933 100.0%   497,157 100.0%
                                          =====            =====            =====            =====            =====
Less:
  Loans in process                 28,497           18,812           22,383           22,316           35,739
  Deferred fees and discounts       2,774            3,493            3,689            3,761            4,032
  Allowance for loan losses        16,373           15,524           14,356           14,601           13,636
                                  -------          -------          -------          -------          -------
Total loans receivable, net      $655,226         $583,709         $546,759         $519,255         $443,750
                                  =======          =======          =======          =======          =======

     The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.


                                                                        June 30,
                                 -----------------------------------------------------------------------------------
                                       1998             1997             1996             1995             1994
                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                  Amount     %     Amount     %     Amount     %     Amount     %     Amount     %
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
                                                              (Dollars in thousands)
Fixed-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family       $ 12,799   1.8%  $ 12,305   2.0%  $ 13,212   2.2%  $ 14,260   2.5%  $ 15,488   3.1%
      Other Residential            34,757   5.0     34,467   5.6     34,413   5.9     32,515   5.8     30,250   6.1
    Commercial                     28,004   4.0      5,865    .9     25,374   4.3     12,774   2.3     14,438   2.9
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total real estate loans      75,560  10.8     52,637   8.5     72,999  12.4     59,549  10.6     60,176  12.1
    Consumer loans                 27,319   3.9     10,769   1.7     12,844   2.2     11,706   2.1      9,282   1.8
    Commercial business loans       1,645    .2        502    .1        415   0.1        994   0.2        864   0.2
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total fixed-rate loans      104,524  14.9     63,908  10.3     86,258  14.7     72,249  12.9     70,322  14.1
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
Adjustable-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family        206,443  29.4    232,462  37.4    236,136  40.2    229,510  41.0    187,670  37.7
      Other Residential            54,384   7.7     61,419   9.9     46,778   8.0     45,228   8.1     37,675   7.6
    Commercial                    216,013  30.7    185,691  29.9    147,104  25.0    120,470  21.5     91,689  18.4
    Residential construction:
      One- to four-family          16,032   2.3      9,529   1.5     13,455   2.3     13,319   2.4     18,338   3.7
      Other residential             5,993    .9      4,243    .7     13,533   2.3     23,804   4.2     35,568   7.2
    Commercial construction        27,156   3.9     21,932   3.5     16,518   2.8     27,273   4.9     30,744   6.2
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total real estate loans     526,021  74.9    515,276  82.9    473,524  80.6    459,604  82.1    401,684  80.8
    Consumer loans                 19,248   2.7     16,897   2.7     14,083   2.4     14,559   2.6     12,108   2.5
    Commercial business loans      53,077   7.5     25,457   4.1     13,322   2.3     13,521   2.4     13,043   2.6
                                  ------  -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total adjustable-rate loans 598,346  85.1    557,630  89.7    500,929  85.3    487,684  87.1    426,835  85.9
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
        Total loans               702,870 100.0%   621,538 100.0%   587,187 100.0%   559,933 100.0%   497,157 100.0%
                                          =====            =====            =====            =====            =====
Less:
    Loans in process               28,497           18,812           22,383           22,316           35,739
    Deferred fees and discounts     2,774            3,493            3,689            3,761            4,032
    Allowance for loan losses      16,373           15,524           14,356           14,601           13,636
                                  -------          -------          -------          -------          -------
  Total loans receivable, net    $655,226         $583,709         $546,759         $519,255         $443,750
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

                                          Other Residential
                  One- to Four-Family       and Other            Commercial and
                    Residential Real        Residential            Commercial        One- to Four-Family
                    Estate Loans            Construction           Construction        Construction
                  --------------------   -------------------    ------------------   --------------------
 Due During                  Weighted              Weighted              Weighted               Weighted
 Years Ended                  Average               Average               Average                Average
 June 30,            Amount    Rate         Amount    Rate         Amount   Rate         Amount   Rate
                                                    (Dollars in thousands)
1999(1)            $  6,877    8.28%      $ 14,638    8.72%      $ 47,765   9.37%       $16,032   9.38%
2000                  6,818    8.38         19,960    9.03         61,301   9.39             --   0.00
2001                  8,405    8.28         10,474    8.85         49,364   9.32             --   0.00
2002 and 2003        13,755    8.15         19,684    8.66         59,188   9.33             --   0.00
2004 to 2008         36,700    8.10         14,215    9.20         22,305   9.49             --   0.00
2009 to 2013         40,186    8.08         14,486    9.03         31,250   9.41             --   0.00
2014 to 2024         40,672    8.02          1,355    8.24             --   0.00             --   0.00
2025 and following   65,829    8.01            322    8.24             --   0.00             --   0.00
                    -------                -------                -------                ------
                   $219,242               $ 95,134               $271,173               $ 16,032
                    =======                =======                =======                ======

                                                Commercial
                          Consumer               Business                 Total (2)
                   --------------------  ----------------------     --------------------
 Due During                   Weighted                Weighted                 Weighted
 Years Ended                   Average                 Average                  Average
 June 30,             Amount    Rate        Amount      Rate           Amount    Rate
                                         (Dollars in thousands)
1999 (1)            $  9,571   10.56%     $  4,838      8.85%        $ 99,721    9.29%
2000                   1,722   10.76        10,235      8.85          106,221    9.31
2001                  19,043    8.66        12,191      8.84           99,477    9.00
2002 and 2003          6,758   10.40         3,312      8.83          102,697    9.10
2004 to 2008           3,100   10.27         4,310      8.78           80,630    8.80
2009 to 2013             184    9.59        19,688      8.84          105,794    8.75
2014 to 2024              --    0.00           114      8.84           42,141    8.03
2025 and following         4    7.00            35      8.84           66,190    8.01
                      ------                ------                    -------
                     $46,567               $54,723                   $702,871
                      ======                ======                    =======
----------------------

(1) Includes demand loans, loans having no stated maturity and overdraft loans.
  (2) Of the $603 million of loans due after June 30, 1999, $87 million, or 14%, have fixed rates of interest and $516 million, or 86%, have adjustable rates of interest.

Lending Activities - Environmental Issues

     Loans secured with real property, whether commercial, residential or other, may have a material, negative effect on the financial position and results of operations of the lender if the collateral is environmentally contaminated. The result can be, but is not necessarily limited to, liability for the cost of cleaning up the contamination imposed on the lender by certain federal and state laws, a reduction in the borrower's ability to pay because of the liability imposed upon it for any clean up costs, a reduction in the value of the collateral because of the presence of contamination or a subordination of security interests in the collateral to a super priority lien securing the clean up costs by certain state laws.

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

Lending Activities - Residential Real Estate Lending

     At June 30, 1998 and 1997, loans secured by residential real estate totaled $308 million and $341 million, respectively, and represented approximately 43.9% and 54.9%, respectively, of the Bank's total loan portfolio. Compared to historical rate levels, fixed rates were low and on the decline during fiscal year 1998. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans during the year, and accounted for the decline in the Bank's residential real estate loan portfolio.

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

     In underwriting one- to four-family residential real estate loans, Great Southern evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. It is the policy of Great Southern that all loans in excess of 80% of the appraised value of the property be insured by a private mortgage insurance company approved by Great Southern for the amount of the loan in excess of 80% of the appraised value. In addition, Great Southern requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. In the case of fixed-rate loans, the Bank generally enforces these due on sale clauses to the extent permitted by law.

Lending Activities-Commercial Real Estate and Construction Lending

     Commercial real estate lending has traditionally been a part of Great Southern's business activities. Beginning in fiscal 1986, Great Southern expanded its commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio.
Starting early in fiscal 1988, Great Southern reduced its originations of commercial real estate loans due to the lower spreads available at that time and the Bank's increased levels of problem loans in this area. In addition, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") further limited the Bank's commercial real estate lending, due to limits imposed on the amounts and types of loans the Bank would be permitted to originate. See "Regulation". Starting in fiscal 1992, Great Southern increased its origination of commercial real estate and commercial business loans and has accelerated the rate of increase in recent years.

     Great Southern expects to continue to maintain or increase the current percentage of commercial real estate loans in its total loan portfolio by originating loans secured by commercial real estate, subject to commercial real estate and other market conditions and to applicable regulatory restrictions. See "Regulation" below.

     At June 30, 1998 and 1997, loans secured by commercial real estate totaled $244 million and $192 million, respectively, or approximately 34.7% and 30.8%, respectively, of the Bank's total loan portfolio. At June 30, 1998 and 1997, construction loans secured by projects under construction and the land on which the projects are located aggregated $49 million and $36 million, respectively, or 7.0% and 5.7%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, the majority of which are tied to the Bank's prime rate. At the date of origination, the amounts of the loan commitments with respect to substantially all of these loans did not exceed between 75% and 80% of the appraised value of the properties securing the loans.

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

     The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. Current law subjects state chartered banks to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at June 30, 1998, this limit was approximately $11.4 million. See "Regulation". At June 30, 1998 the Bank was in compliance with the loans to one borrower limit.

    The table below sets forth, by type of security property, the number and amount of Great Southern's commercial real estate and construction loans at June 30, 1998. The amounts shown do not reflect allowances for losses. See "- Classified Assets" and "- Loan Delinquencies and Defaults" for a discussion of the Bank's largest non-performing assets and items of concern. The table is based on information prepared in accordance with generally accepted accounting principles.


                                               Number     Original    Outstanding                  Amount
                                                 of         Loan       Principal   Undisbursed      Non-
                                               Loans     Commitment     Balance       Amount     Performing
                                               -----     ----------   -----------  ------------  ----------
                                                                       (Dollars in thousands)
Commercial Real Estate Loans
  Hotels/Motels                                  53        $ 69,038      $ 57,746     $   163      $  746
  Commercial land development                   135          50,442        31,481         516          --
  Shopping centers                               87          35,023        31,065         535         155
  Medical and long term care                     43          31,043        29,396         509          --
  Office buildings                               59          30,929        27,029       1,508          --
  Golf courses and recreational                  38          29,232        25,600         476         786
  Industrial real estate                         55          20,577        17,860          91          --
  Restaurants                                    35          17,597        15,935          --          --
  Universities and churches                      19           6,055         4,607          10          --
  Other                                          49           5,746         3,298       2,265          --
                                                ---         -------       -------       -----       -----
    Total commercial real estate loans          573         295,682       244,017       6,073       1,687
                                                ---         -------       -------       -----       -----
Construction Loans
  One- to four-family residential               152          16,298         9,679       6,353          91
  Other residential                               3           5,993         2,742       3,251          --
  Commercial real estate:
    Golf courses and recreational                 2           6,149         2,679       3,471          --
    Universities and churches                     2           5,473         2,355       3,118          --
    Office buildings                              5           4,203         2,825       1,378          --
    Commercial land development                   9           3,405         2,829         839          --
    Medical and long term care                    1           3,153         3,069          84          --
    Hotels/Motels                                 1           2,500           635       1,865          --
    Other                                         4           2,010         1,583         426          --
                                                ---         -------       -------      ------       -----
      Total construction loans                  179          49,184        28,396      20,785          91
                                                ---         -------       -------      ------       -----
        Total                                   752        $344,866      $272,413     $26,858      $1,778
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

Lending Activities - Commercial Business Lending

     At June 30, 1998 and 1997, respectively, Great Southern had $54.7 million and $26.0 million in commercial business loans outstanding, or 7.8% and 4.2%, respectively, of the Bank's total loan portfolio. Great Southern's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

     Great Southern expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio by originating loans, subject to market conditions and to applicable regulatory restrictions. See "Supervision and Regulation" below.

     The following table sets forth information regarding the number and amount of the Bank's commercial business loans as of June 30, 1998. The amounts shown do not reflect allowances for losses. See "- Classified Assets" and "- Loan Delinquencies and Defaults." The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                         Outstanding  Amount
                                                                Number   Principal    Non-
                                                               of Loans   Balance   Performing
                                                               -------- ----------- ----------
                                                                   (Dollars in thousands)
Secured Loans:
  Accounts receivable, floor plans, inventory and equipment    165     $29,771      $  40
  Stocks and bonds                                              31      15,733         --
  Deposit accounts and promissory notes                         40       5,948         --
  Other                                                         23       1,626         40
                                                               ---      ------        ---
    Total secured loans                                        259      53,078         80
Unsecured Loans                                                 57       1,645         --
                                                               ---      ------        ---
  Total Commercial Business Loans                              316     $54,723       $ 80
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

     As part of its commercial business lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At June 30, 1998, Great Southern had 60 letters of credit outstanding in the aggregate amount of $10.4 million. Approximately 96% of the aggregate amount of these letters of credit were secured, including one $8.2 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

     Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $46.6 million and $27.7 million at June 30, 1998 and 1997, respectively, or 6.6% and 4.4%, respectively, of the Bank's total loan portfolio.

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

     Beginning in fiscal 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. While automobile dealers have been the Bank's initial concentrated effort, the program is available for use with most tangible products where financing of the product is provided through the seller.

     Student loans are underwritten in compliance with the regulations of the US Department of Education for the Federal Family Education Loan Programs ("FFELP"). The FFELP loans are administered and guaranteed by the Missouri Coordinating Board for Higher Education as long as the Bank complies with the regulations. The Bank has contracted with the Missouri Higher Education Loan Authority (the "MOHELA") to originate and service these loans and to purchase these loans during the grace period immediately prior to the loans beginning their repayment period. This repayment period is generally at the time the student graduates or does not maintain the required hours of enrollment.

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

     Great Southern also purchases whole real estate loans and participation interests in real estate loans from the FHLMC as well as private investors, such as other banks, thrift institutions and life insurance companies. Great Southern may limit its ability to control its credit risk when it purchases participations in such loans. The terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower or information about the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

     Beginning in fiscal 1998, Great Southern increased the number and amount of commercial real estate and commercial business loan participations. Due to changes in the financial institutions market locally, there have been several experienced bank executives start up new banks. These banks do not have the capital to handle larger commercial credits. Great Southern subjects these loans to the normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans.

     During the five fiscal years ending June 30, 1998, there were no loan whole purchases by the Bank. At June 30, 1998 and 1997, approximately $10.6 million, or 1.5% and $11.6 million, or 1.9%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

     Great Southern also sells whole real estate loans and participation interests in real estate loans to the FHLMC as well as private investors, such as other banks, thrift institutions and life insurance companies. These loans and loan participations are generally sold without recourse and for cash in amounts equal to the unpaid principal amount of the loans or loan participations determined using present value yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. Loan participations are generally sold with Great Southern retaining control of the servicing of the loan.

     The Bank sold whole real estate loans and loan participations in aggregate amounts of $73.7 million, $26.6 million and $36.6 million during the years ended June 30, 1998, 1997 and 1996, respectively. Sales of whole real estate loans and participations in real estate loans generally can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

     Great Southern also sells guaranteed student loans to the MOHELA at the time the borrower is scheduled to begin making repayments on the loans. Prior to July 1995, these loans were generally sold with limited recourse and for cash in amounts equal to the unpaid principal amount of the loans. Beginning in July 1995, Great Southern re-negotiated its agreement with the MOHELA and these loans are generally sold with limited recourse and for cash in amounts equal to the unpaid principal amount of the loans and a transfer fee based on average borrower indebtedness. The fee is based on a sliding scale with a higher fee paid for a larger average borrower indebtedness and a lower fee paid for a smaller average borrower indebtedness.

     The Bank sold guaranteed student loans in aggregate amounts of $9.7 million, $7.7 million and $8.6 million during the years ended June 30, 1998, 1997 and 1996, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

     Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily did beginning in fiscal 1996, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended June 30, 1998, 1997 and 1996 were $1,120,000 $530,000 and $540,000, respectively. Of these amounts, $120,000, $130,000 and $125,000, respectively, were gains from the sale of guaranteed student loans and $1,000,000, $400,000 and $415,000, respectively, were gains from the sale of fixed-rate residential loans.

     Prior to fiscal 1996, when whole real estate loans were sold, the Bank typically retained the responsibility for servicing the loans. The Bank receives a servicing fee for performing these services. The Bank had the servicing rights for approximately $60 million, $70 million and $80 million at June 30, 1998, 1997 and 1996, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended June 30, 1998, 1997 and 1996 of $261,000, $272,000 and $316,000,
respectively. When guaranteed student loans are sold, the Bank typically releases the responsibility for servicing the loans to the MOHELA.

     In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $502,000, $916,000 and $487,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this issue see Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.

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

     The Bank has increased its lending in the Branson area during recent years primarily due to the substantial growth in the area. While management believes the loans it has funded have been originated pursuant to sound underwriting standards, and individually have no unusual credit risk, the short period of time in which the Branson area has grown, and the lower than expected increase in tourists visiting the area during recent years, causes some concern as to the credit risk associated with the Branson area as a whole. Due to this concern and the overall growth of the loan portfolio, and more specifically the growth of the commercial business, consumer and commercial real estate loan portfolios, management provided increased levels of loan loss allowances over the past few years.

     The allowance for losses on loans and foreclosed assets are maintained at an amount management considers adequate to provide for potential losses. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for losses on loans and foreclosed assets may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

     At June 30, 1998 and 1997, Great Southern had an allowance for losses on loans and foreclosed assets of $16.4 million and $15.8 million, respectively, of which $3.1 million and $3.4 million, respectively, had been allocated as an allowance for specific loans, $0 and $319,000, respectively, had been allocated for foreclosed assets and $1.5 million and $1.6 million, respectively, had been allocated for impaired loans. The allowances are discussed further in Notes 3 and 4 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Stockholders, which portions are incorporated herein by reference.

     The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                 Year Ended June 30,
                                            -----------------------------------------------------------
                                              1998         1997         1996         1995         1994
                                            -------      -------      -------      -------      -------
                                                              (Dollars in thousands)
Balance at beginning of period              $15,524      $14,356      $14,601      $13,636      $10,590
                                             ------       ------       ------       ------       ------
Charge-offs:
  One- to four-family residential                45          185          189           13           85
  Other residential                              67           34        1,072          474          101
  Commercial real estate                        529          364          509          227           33
  Construction                                   82           14            0            0            0
  Consumer                                      287           70          198           48           33
  Commercial business                           133            9           25          120           32
                                             ------       ------       ------       ------       ------
    Total charge-offs                         1,143          676        1,993          882          284
                                             ------       ------       ------       ------       ------
Recoveries:
  One- to four-family residential                22            0           33            0            8
  Other residential                               1           11            0            0            0
  Commercial real estate                         68           88          136          442          181
  Consumer                                       10            9           48           22           59
  Commercial business                            38           30           80           64           57
                                             ------        ------       ------       ------       ------
    Total recoveries                            139          138          297          528          307
                                             ------       ------       ------       ------       ------
Net charge-offs (recoveries)                  1,004          538        1,696          354          (23)
Provision for losses on loans
        (charged to expense)                  1,853        1,706        1,451        1,319        3,023
                                             ------       ------       ------       ------       ------
Balance at end of period                    $16,373      $15,524      $14,356      $14,601      $13,636
                                             ======       ======       ======       ======       ======
Ratio of net charge-offs to
        average loans outstanding              .16%        0.09%        0.32%        0.07%       (0.01%)
                                              ====         ====         ====         ====         ====

The allowance for losses on loans at the date indicated is summarized as follows.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                    June 30,
                     -----------------------------------------------------------------------------------------
                          1998              1997             1996               1995               1994
                     ----------------  ----------------  ----------------  -----------------  ----------------
                               % of              % of              % of              % of               % of
                              Loans to          Loans to          Loans to          Loans to          Loans to
                               Total             Total             Total             Total             Total
                      Amount   Loans    Amount   Loans    Amount   Loans   Amount    Loans    Amount   Loans
                     -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                      (Dollars in thousands)
One- to four-family
  residential and
  construction       $   811   33.5%   $ 1,039   41.0%   $   757   44.8%   $   670   45.9%   $   363   44.6%
Other residential
  and construction       615   13.5         35   16.1        503   16.1        480    8.1        668   20.8
Commercial real estate
  and construction
  and commercial
    business          11,348   46.4      9,699    38.5     7,875   34.5      7,596   31.3      7,394   30.3
Consumer                 743    6.6        502     4.4       488    4.6        546    4.7        414    4.3
Unallocated            2,586    0.0      4,249     0.0     4,733    0.0      5,309    0.0      4,797    0.0
                      ------  -----     ------  -----     ------  -----      -----  -----      -----  -----
    Total            $16,373  100.0%   $15,524  100.0%   $14,356  100.0%   $14,601  100.0%   $13,636  100.0%
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

     Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The President and Senior Lending Officer also work with the commercial loan officers to see that necessary steps are taken to collect such delinquent loans. In addition, the Bank has a Problem Loan Committee which meets at least monthly and reviews all commercial loans 30 days or more delinquent as well as other loans not 30 days delinquent which management feels may present possible collection problems. If an acceptable work out of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

     Delinquent loans at June 30, 1998 were $13.1 million compared to $14.5 million at June 30, 1997. This decrease is mainly attributable to a decrease in the 60-89 days and the 90 days and over delinquent categories partially offset by an increase in the 30-59 days category. The decrease in total delinquencies mainly occurred in the one- to four-family residential real estate and the other residential real estate partially offset by an increase in the commercial real estate category. For loans that Great Southern is servicing, the owners generally prescribe the collection procedures. Great Southern may act on the owners' behalf in the collection process.

    The table below sets forth information concerning delinquent mortgage and other loans held in the Bank's portfolio at June 30, 1998, as well as comparative information for June 30, 1997, in dollar amount and as a percentage of the Bank's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts that are overdue. For related information, see the discussion under the heading "- Allowance for Losses on Loans and Foreclosed Assets" above. The table is based on information prepared in accordance with generally accepted accounting principles.

                                 Loans Delinquent for
                            ---------------------------------------
                                                 90 Days   Total
                             30-59      60-89      and   Delinquent
                              Days       Days     Over     Loans
                            -------    -------   ------- ----------
                                     (Dollars in thousands)
One- to four-family
   residential real estate:
      Number of loans             9         8        15         32
      Amount                 $  458    $  689    $  667    $ 1,814
      Percent                  0.08%     0.10%     0.09%      0.26%
Other residential:
      Number of loans             1         0         6          7
      Amount                 $  217    $    0    $4,535    $  4,752
      Percent                  0.03%     0.00%     0.65%      0.68%
Commercial real estate:
      Number of loans             0         7         4         11
      Amount                 $    0    $3,266    $1,687    $ 4,953
      Percent                  0.00%     0.46%     0.24%      0.70%
Construction:
      Number of loans             3         1         2          6
      Amount                 $  301    $  165    $   91     $  557
      Percent                  0.04%     0.02%     0.02%      0.08%
Consumer:
      Number of loans            65        23        21        109
      Amount                 $  436    $  109    $  147    $   692
      Percent                  0.06%     0.02%     0.02%      0.10%
Commercial business:
      Number of loans             2         4         6         12
      Amount                 $  145    $  154    $   80    $   379
      Percent                  0.02%     0.02%     0.01%      0.05%
Total June 30, 1998:
      Number of loans            80        43        54        177
      Amount                 $1,557    $4,383    $7,207    $13,147
      Percent                  0.22%     0.62%     1.03%      1.87%

Total June 30, 1997:
      Number of loans            90        40        99        229
      Amount                 $4,938    $1,521    $8,062    $14,521
      Percent                  0.79%     0.24%     1.30%      2.34%


Classified Assets

     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off-balance sheet items classified at June 30, 1998.

                                                                        Total      Allowance
            Asset Category        Substandard   Doubtful     Loss    Classified   for Losses
        -----------------------   -----------   --------     ----    ----------   ----------
                                                  (Dollars in thousands)
        Loans                       $15,605      $   16      $ 57      $15,678      $16,373
        Foreclosed assets             4,525           0         0        4,525           --
                                     ------       -----       ---       ------       ------
            Total                   $20,130      $   16      $ 57      $20,203      $16,373
                                     ======       =====       ===       ======       ======

     The table below sets forth the amounts and categories of non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank's loan portfolio at the times indicated. Loans are placed on non-accrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful. For all years presented, the Bank has not had any (i) accruing loans delinquent more than 90 days or (ii) troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. It has been the Bank's practice to sell its foreclosed assets to new borrowers and originate loans with higher loan-to-value ratios than those generally required for the Bank's one- to four-family residential loans. For such loans originated in fiscal 1993 or fiscal 1994, the Bank adopted a policy of presenting such loans in the non-performing assets category until sufficient payments of principal and interest are received or the loan has a 90% loan-to-value ratio. The majority of the loans presented in this category are performing and the Bank is accounting for the interest on these loans on the accrual method.

                                                                       June 30,
                                               -------------------------------------------------------
                                                 1998        1997        1996        1995        1994
                                               -------     -------     -------     -------     -------
                                                                 (Dollars in thousands)
Non-accruing loans:
  One- to four-family residential              $   522     $ 2,018     $ 1,195     $   149     $   341
  Other residential                              4,535       3,826         934          --         200
  Commercial real estate                         1,687         316       1,407       2,004       4,500
  One- to four-family construction                  91         655         121          --          --
  Consumer                                         147         219         202         260         195
  Commercial business                               80         600         744         652         786
  Commercial construction                           --          --         851          --          --
                                                ------      ------      ------      ------      ------
    Total non-accruing loans                     7,062       7,634       5,454       3,065       6,022
Loans in connection with sales of
  foreclosed assets                                145         246         453         775       1,321
                                                ------      ------      ------      ------      ------
    Total non-performing loans                   7,207       7,880       5,907       3,840       7,343
                                                ------      ------      ------      ------      ------
Foreclosed assets:
  One- to four-family residential                  400         544         517         695       1,440
  Other residential                                175       1,150       7,121       3,359       1,709
  Commercial real estate                         4,176       4,276       3,309       4,878       6,180
                                                ------      ------      ------      ------      ------
    Total foreclosed assets                      4,751       5,970      10,947       8,932       7,620
                                                ------      ------      ------      ------      ------
Total non-performing assets                    $11,958     $13,850     $16,854     $12,772     $14,963
                                                ======      ======      ======      ======      ======
Total non-performing assets as a
      percentage of average total assets          1.60%       2.07%       2.45%       2.18%       2.83%
                                                  ====        ====        ====        ====        ====


     Impaired loans totaled $9,485,000 and $10,163,000 at June 30, 1998 and 1997, respectively.


     Interest of $1,009,000 and $487,000 was recognized on average impaired loans of $12,009,000 and $9,362,000 for 1998 and 1997. Interest recognized on impaired loans on a cash basis during 1998 and 1997 was not materially different.

     The level of non-performing assets are primarily attributable to the Bank's commercial real estate, other residential, construction and commercial business lending activities. These activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in fiscal 1996, and at a rate less than that of the Bank's commercial lending portfolio in fiscal 1994, 1995, 1997 and 1998. For a discussion of the risks associated with these activities, see the discussions under the heading "- Commercial Real Estate and Construction Lending" and "- Commercial Business Lending" above.

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

Investment Activities

     The Bank's investment securities portfolio at June 30, 1998 and 1997 contained no securities (tax exempt or of any issuer) with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies.

     As of June 30, 1998 and 1997, the Bank held approximately $50.4 million and $49.8 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had market values of approximately $50.5 million and $49.9 million, respectively. In addition, as of June 30, 1998 and 1997, the Company held approximately $6.4 million and $7.4 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. This issue is discussed further in Notes 1 and 2 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.

     The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                               June 30, 1998
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                            $ 4,645       $1,718        $  0        $ 6,363
                                                ======        =====         ===          =====
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 2,103       $    4        $  0        $ 2,107
  U.S. government agencies                      48,260          174           0         48,434
                                                ------        -----         ---         ------
    Total held-to-maturity securities          $50,363       $  178        $  0        $50,541
                                                ======        =====         ===         ======
------------------------------------










                                                               June 30, 1997
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                            $ 5,175        $2,233       $  0       $ 7,408
                                                 =====         =====        ===        ======
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 7,057        $    8       $  4       $ 7,061
  U.S. government agencies                      42,700           110         12        42,798
                                                ------         -----        ---        ------
    Total held-to-maturity securities          $49,757        $  118       $ 16       $49,859
                                                ======         =====        ===        ======

                                                                 June 30, 1996
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                             $4,498        $259         $102       $ 4,656
                                                 =====         ===          ===        ======
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $ 6,902        $  7         $ 22       $ 6,887
  U.S. government agencies                      41,831         159           35        41,955
  States and political subdivisions                449           0            0           449
                                                ------         ---          ---        ------
    Total held-to-maturity securities          $49,182        $166         $ 57       $49,291
                                                ======         ===          ===        ======

     The following table presents the contractual maturities and weighted average yields of held-to-maturity securities at June 30, 1998. The table is based on information prepared in accordance with generally accepted accounting principles.

                                             Amortized  Approximate
                                      Cost     Yield    Fair Value
                                    -------  ---------  -----------
                                        (Dollars in thousands)
In one year or less                 $31,762     6.05%     $31,894
After one through five years         18,601     5.75%      18,647
                                     ------                ------
    Total                           $50,363               $50,541
                                     ======                ======


Sources of Funds

     General. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes.
In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines, Iowa ("FHLBank"), loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates as well as the volume of originations.

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

                                                                 June 30,
                                      -----------------------------------------------------------------
                                             1998                   1997                   1996
                                      ------------------     -------------------     ------------------
                                                Percent                 Percent                Percent
                                       Amount   of Total       Amount   of Total      Amount   of Total
                                      --------  --------     ---------  --------     --------  --------
                                                            (Dollars in thousands)
Time deposits:
    0.00% -   3.99%                   $     62      .01      $    724      .16%     $  2,376     0.60%
    4.00% -   4.99%                     17,476     3.16        14,166     3.08        14,472     3.65
    5.00% -   5.99%                    257,704    46.57       212,238    46.22       169,905    42.79
    6.00% -   6.99%                     51,064     9.23        51,540    11.22        32,596     8.21
    7.00% -   7.99%                      3,711      .67        12,326     2.69        17,123     4.31
    8.00%  - 10.25%                        251      .04           507      .11           646     0.16
                                       -------   ------       -------   ------       -------   ------
Total Time deposits                    330,268    59.68       291,501    63.48       237,118    59.72
Non-interest-bearing demand deposits    29,375     5.31        14,572     3.17         8,886     2.24
Savings deposits (2.51%-2.51%-2.50%)    34,644     6.26        35,065     7.64        37,010     9.32
Interest-bearing demand
     deposits (2.36%-2.41%-2.51%)      155,485    28.10       115,232    25.09       112,224    28.26
Accrued Interest                         3,593      .65         2,866      .62         1,817      .46
                                       -------   ------       -------   ------       -------   ------
Total Deposits                        $553,365   100.00%      459,236   100.00%     $397,055   100.00%
                                       =======   ======       =======   ======       =======   ======


     A table showing rate and maturity information for the Bank's time deposits as of June 30, 1998 is presented in Note 6 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders, which portions are incorporated herein by reference.

     The following table sets forth the deposit flows of the Company during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period. Deposit flows at banks may also be influenced by external factors such as competitors' pricing, governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts. The table is based on information prepared in accordance with generally accepted accounting principles.


                                                 Year Ended June 30,
                                      ----------------------------------------
                                         1998           1997           1996
                                      ----------     ----------     ----------
                                              (Dollars in thousands)
     Opening balance                  $  459,236     $  397,055     $  384,327
     Deposits                          2,716,544      2,143,074      1,731,347
     Withdrawals                       2,637,581      2,092,700      1,730,268
     Interest credited                    15,166         11,807         11,649
                                       ---------      ---------      ---------
     Ending Balance                   $  553,365     $  459,236     $  397,055
                                       =========      =========      =========
     Net increase                        $94,129        $62,181        $12,728
                                          ======         ======         ======
     Percent increase                     20.5%          15.66%          3.31%
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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of June 30,
1998.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                                             Maturity
                                    ---------------------------------------------------------
                                                 Over 30       Over       Over
                                     30 Days     Days to     6 to 12       12
                                     or Less     6 Months     Months      Months       Total
                                    --------     --------    --------    --------     --------
                                                      (Dollars in thousands)
Time deposits:
  Less than $100,000                $ 27,385     $ 57,477     $41,603     $36,151     $162,616
  $100,000 or more                    14,455       13,139      12,571       7,035       47,200
  Brokered                            37,598       47,079      30,925       3,375      118,977
  Public funds (1)                        --        1,034         441          --        1,475
                                      ------      -------      ------      ------      -------
    Total                           $ 79,438     $118,729     $85,540     $46,561     $330,268
                                      ======      =======      ======      ======      =======

(1)  Deposits from governmental and other public entities.

     Borrowings. Great Southern's other sources of funds include advances from the FHLBank and, prior to converting to a state trust charter at June 30, 1998, included collateralized borrowings. As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. FIRREA requires that all long-term FHLBank advances be for the purpose of financing residential housing. Pursuant to FIRREA, the Federal Housing Finance Board has promulgated regulations that establish standards of community investment for FHLBank members to maintain continued access to long-term advances. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. The Bank has a $50 million revolving line of credit with the FHLBank which provides for immediately available funds. At June 30, 1998, $27.2 million of the revolving line was in use with $22.8 million remaining available. These funds can be drawn by the Bank for lending or other liquidity needs with some limitations.

     The Bank's borrowings previous to June 30, 1998 also include borrowings collateralized with whole mortgage loans from the Bank's portfolio and investment securities from the Bank's held-to-maturity portfolio. These borrowings are also discussed in Note 8 of "Notes to Consolidated Financial Statements included in the Annual Report to Stockholders", which portions are incorporated herein by reference.

     The following table sets forth the maximum month-end balances and average daily balances of FHLBank advances and collateralized borrowings during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                       Year Ended June 30,
                                ------------------------------
                                   1998       1997       1996
                                ------------------------------
                                    (Dollars in thousands)
Maximum Balance:
  FHLBank advances              $211,270   $207,576   $188,450
  Collateralized borrowings       41,176     28,744     20,132

Average Balances:
  FHLBank advances              $161,913   $166,023   $169,468
  Collateralized borrowings       32,234     18,894     17,344

The following table sets forth certain information as to the Company's FHLBank advances and collateralized borrowings at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.
                                            June 30,
                                 -------------------------------
                                   1998       1997        1996
                                 --------    -------    --------
                                      (Dollars in thousands)

FHLBank advances                 $169,563    $151,881    $180,797
Collateralized borrowings              --      28,744      16,468
                                  -------     -------     -------
  Total borrowings               $169,563    $180,625    $197,265
                                  =======     =======     =======

Weighted average interest rate
  of FHLBank advances               6.00       6.42%      6.06%
                                    ====       ====        ====

Weighted average interest rate
  of collateralized borrowings       n/a       3.24%      2.63%
                                    ====       ====        ====

Subsidiaries

     Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3% of its assets in service corporations. At June 30, 1998, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $1.1 million. GSFC is incorporated under the laws of the state of Missouri. This subsidiary is primarily engaged in the following activities:

     Appraisal Services. Appraisal Services, Inc., incorporated in 1976, is a wholly-owned subsidiary of GSFC and performs primarily residential real estate appraisals for a number of clients, the majority of which is for the Bank and its loan customers. Appraisal Services, Inc. had net income of $13,000 and a net loss of $2,000 in fiscal 1998 and 1997, respectively.

     General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $145,000 and $133,000 in fiscal 1998 and 1997, respectively.

     Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At June 30, 1998, it was the largest travel agency based in southwestern Missouri and estimated to be in the top 5% (based on gross revenue) of travel agencies nation-wide. Great Southern Travel operates from 26 full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $122,000 and $46,000 in fiscal 1998 and 1997, respectively.

     GSB One, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998 and had not become active except for some minor expense payments for organizing.

     GSB Two, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998 and had not become active except for some minor expense payments for organizing.

     At June 30, 1998, the Company's total investment in Great Southern Capital Management ("Capital Management") was $473,000. Capital Management was incorporated and organized in 1988 under the laws of the state of Missouri. Capital Management is a registered broker/dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). Capital Management offers a full line of financial consultation, investment counseling and discount brokerage services including execution of transactions involving stocks, bonds, options, mutual funds and other securities. In addition, Capital Management is registered as a municipal securities dealer. Capital Management operates through Great Southern's branch office network. Capital Management had net income of $279,000 and $243,000 in fiscal 1998 and 1997, respectively.

Competition

     Great Southern faces strong competition both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. The other lines of business of the Bank including loan servicing and loan sales, as well as the Bank and Company subsidiaries, face significant competition in their markets.

     The Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks and savings institutions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch and ATM locations with inter-branch deposit and withdrawal privileges at each branch location.

Employees

     At June 30, 1998, the Bank and its affiliates had a total of 529 employees, including 246 part-time employees. None of the Bank's employees is represented by any collective bargaining agreement. Management considers its employee relations to be good.

Supervision and Regulation

General

    On June 30, 1998, the Bank converted from a federal savings bank to a Missouri-chartered trust company, with the approval of the Missouri Division of Finance ("MDF") and the FRB. By converting, the Bank was able to expand its consumer and commercial lending authority.

     Bancorp and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Bank's subsidiaries, and therefore the earnings of Bancorp, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the FRB, the Federal Deposit Insurance Corporation ("FDIC") and the MDF. In addition, there are numerous governmental requirements and regulations that affect the activities of the Company and its subsidiaries. The following is a brief summary of certain aspects of the regulation of the Company and Great Southern and does not purport to fully discuss such regulation.

Bank Holding Company Regulation

     As a result of the conversion, the Company became a bank holding company, subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the FRB. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among others things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulation as well as unsafe or unsound practices.

     Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, bank holding companies to contribute additional
capital to undercapitalized subsidiary banks.   Under the BHCA, a bank holding
company must obtain FRB approval before, among other matters: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company

     The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

Interstate Banking and Branching

     In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

     Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Texas and Montana have opted out. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Riegle-Neal Act authorizes the OCC and the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. As required by the Riegle-Neal Act, the OCC, FDIC and FRB have prescribed regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production, including guidelines to ensure that interstate branches operated by an out-of-state bank in a host state reasonably help to meet the credit needs of the communities which they serve.

Certain Transactions with Affiliates and Other Persons

     Transactions involving a bank and its affiliates are subject to sections 23A and 23B of the Federal Reserve Act. Generally, these requirements and limits restrict certain of these transactions to a percentage of the Bank's capital and require all such transactions to be on terms at least as favorable to the Bank as are available in transactions with non-affiliates. In addition, a bank generally may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire shares of an affiliate.
These provisions currently apply to transactions between the Bank and the Company or the Bank and the Holding Company's non-bank subsidiary. Affiliates of Great Southern include, without limitation, any company whose management is under a common controlling influence with the management of the Bank, any company controlled by controlling stockholders of the Bank, any company with a majority of interlocking directors with the Bank, and any company sponsored and advised on a contractual basis by the Bank or any of its affiliates.

     Prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on August 9, 1989, Great Southern, like many financial institutions, followed a policy of granting loans to certain of its officers, directors and employees, generally for the financing of their personal residences at favorable interest rates. Generally, residential loans were granted at interest rates 1% above the Bank's cost of funds, subject to annual adjustments. These loans were made in the ordinary course of business, on substantially the same terms and collateral as those of comparable transactions prevailing at the time, and did not involve more than the normal risk of collectibility or present other unfavorable features. All loans by Great Southern to its directors and executive officers are subject to FRB regulations restricting loans and other transactions with affiliated persons of Great Southern. FIRREA required that all such transactions be on terms and conditions comparable to those for similar transactions with non-affiliates and also provided that the Company could have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to a broad group of employees within guidelines defined by the policy. The Bank has such a policy in place that allows for loans to full-time employees with at least two years of service. The terms are the same as those used prior to FIRREA.

Dividends

     The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

     Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues. Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired.

     The Federal banking agencies have adopted capital-related regulations. Under those regulations, a bank will be well capitalized if it: (i) has a risk-based capital ratio of 10% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) has a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a risk-based capital ratio of 8% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) has a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets are 3% or greater). As of June 30, 1998, the Bank was "well capitalized."

     Banking agencies have recently adopted final regulations that mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, these banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

     The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of June 30, 1998, the Company was "well capitalized."

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

     As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

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

     The FDIC collects assessments against BIF and SAIF assessable deposits to be paid to the Financing Coporation (the FICO") to service interest on FICO debt issued during the 1980's. Beginning January 1997, the FICO assessment rate was set at .0648% for SAIF insured deposits and .013% on BIF insured deposits.

     The BIF and SAIF are to be merged by 1999, if there are no savings associations in existence at that time. A merger of the deposit insurance funds could potentially occur prior to 1999 if certain conditions are met.

     The Federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. Under the law, capital requirements include a leverage limit, a risk-based capital requirement, and a core capital requirement. All institutions, regardless of their capital levels, will be restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") will be: (i) subject to increased monitoring by the appropriate Federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. The FDIC has jurisdiction over the Bank for purposes of prompt corrective action.

     Insured depository institutions that are not well-capitalized are prohibited from accepting brokered deposits unless a waiver has been obtained from the FDIC; and it limits the rate of interest that institutions receiving such waivers may pay on brokered

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against net transaction accounts of $43.1 million or less (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against the portion of total transaction accounts in excess of such amount. In addition, a reserve of between 0% to 9% (subject to adjustment by the Federal Reserve Board) must be maintained on non-personal time deposits. Under current regulations, this reserve percentage is 0%. The Bank may elect not to maintain reserves against approximately $4.7 million in accounts subject to these reserve requirements. At June 30, 1998, the Bank was in compliance with these reserve requirements.

     Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the Federal Reserve Bank.

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

     As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year (if less than 30% of its assets were so invested, the calculation must be made as if 30% of its assets were so invested), or 5% (or such greater percentage as established by the FHLBank) of its outstanding FHLBank advances. At June 30, 1998, Great Southern had $9.5 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five years, such dividends have averaged 7.4% and were 6.8% for fiscal year 1998. Certain provisions of FIRREA require all 12 FHLBanks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

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

     There are collateral requirements for FHLBank advances. First, all advances must be fully secured by sufficient collateral as determined by the FHLBank. FIRREA prescribed eligible collateral as fully disbursed, whole first mortgage loans not more than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLBank deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. All members' stock in the FHLBank also serves as collateral for indebtedness to the FHLBank. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew advances outstanding on the date of enactment of FIRREA. All long-term advances are required to be used to provide funds for residential home financing. The FHFB has established standards of community service that members must meet to maintain access to long-term advances.
FIRREA authorizes the FHLBanks to make short-term liquidity advances to solvent associations in poor financial condition but with prospects of improving. In addition, pursuant to FHFB regulations, each FHLBank is required to establish programs for affordable housing that involve interest subsidies from the FHLBanks on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable rental housing, and certain other community purposes.

Legislative and Regulatory Proposals

     Any changes in the extensive regulatory scheme to which Charter One is and will be subject, whether by any of the Federal banking agencies or Congress, could have a material effect on Charter One, and Charter One cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have.

     The Clinton Administration and Congressional leaders have been considering measures to restructure the regulation of banks and savings associations. Legislation pending in the Senate, which passed the House of Representatives as H.R. 10, would, if ultimately enacted into law, provide for sweeping financial modernization of the banking system. The stated purposes of H.R. 10 are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and
increase competition.   H.R. 10 would remove certain restrictions contained in
the Glass-Steagall Act of 1933 and the BHCA, thereby allowing qualified financial holding companies to control banks, securities firms, insurance
companies and other financial firms.   Conversely, securities firms, insurance
companies and other financial firms would be allowed to own or affiliate with commercial banks. Under the new framework, the FRB would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. H.R. 10 would also provide that insurance affiliates of banks be subject to applicable state insurance regulations and supervision. With respect to the thrift industry, H.R. 10 would, among other things, restrict the interstate branching authority of federal savings associations to that applicable to banks, but permit institutions to keep existing branches. In addition, the bill would merge the OTS and the OCC, and would also merge the SAIF and the Bank Insurance Fund after a waiting period. There can be no assurance of when or if the legislation described will be enacted, or if enacted, what form such legislation will ultimately take.


FEDERAL AND STATE TAXATION

     The following discussion contains a summary of certain federal and state income tax provisions applicable to the Company and the Bank. It is not a comprehensive description of the federal income tax laws that may affect the Company and the Bank. The following discussion is based upon current provisions of the Internal Revenue Code of 1986 (the "Code") and Treasury and judicial interpretations thereof.


General

     The Company and its subsidiaries file a consolidated federal income tax return using the accrual method of accounting for the taxable year ending June
30. All corporations joining in the consolidated federal income tax return are jointly and severally liable for taxes due and payable by the consolidated group. The following discussion primarily focuses upon the taxation of the Bank, since the federal income tax law contains certain special provisions with respect to banks.

     Financial institutions, such as the Bank, are subject, with certain exceptions, to the provisions of the Code generally applicable to corporations.

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

     Although the Bank filed a consolidated federal income tax return with the Company, the Bank generally was permitted to take only its separate taxable income (as adjusted for this purpose) into account when computing its allowable bad debt reserve deduction under the percentage of taxable income method. If, however, the Company or another member of the consolidated group incurred tax losses in activities "functionally related" to the Bank's business, those losses would reduce the Bank's taxable income for purposes of the bad debt reserve computation. In addition, taxable income was reduced by net operating loss carryforwards of the Bank.

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

Bad Debt Reserves - Beginning Fiscal Year 1997

     Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank).
The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters.
The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for two years. The amount of post 1987 recapture for the Bank is estimated at $5 million which would create tax of approximately $2 million, or $500,000 per year for each of the remaining four years. The $2 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid.

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

Missouri Taxation

     Missouri based banks, such as the Bank, are subject to a franchise tax which is imposed on the larger of (i) the bank's net income at the rate of 7% of the net income (determined without regard for any net operating losses); or
(ii) the banks assets at a rate of .05% of total assets less deposits and the investment in greater than 50% owned subsidiaries. Missouri based banks are entitled to a credit against the franchise tax for all other state or local taxes on banks, except taxes on real and tangible personal property owned by the Bank and held for lease or rental to others, contributions paid pursuant to the Missouri unemployment compensation law, social security taxes and sales and use taxes.

     The Company and all subsidiaries are subject to an income tax which is imposed on the corporation's net income at the rate of 6.25% for fiscal year 1998. The return is filed on a consolidated basis by all members of the consolidated group including the Bank.

Delaware Taxation

     As a Delaware corporation, the Company is required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of Company common stock.

Examinations

     The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service with respect to consolidated federal income tax returns, and as such, these returns have been closed without audit through June 30, 1994.


Item 2. Properties.

     The following table sets forth certain information concerning the main office and each branch office of the Company at September 15, 1998. The aggregate net book value of the Company's premises and equipment was $9.5 million and $7.4 million, respectively, at June 30, 1998 and 1997. See also
Note 5 and Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders, which portions are incorporated herein by reference. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of Management, the facilities are adequate and suitable for the needs of the Company.

                                                                           Owned    Lease Expiration
                                                                Year         or      (Including Any
                          Location                             Opened      Leased     Renewal Option)
-----------------------------------------------------------    ------     -------   -----------------
CORPORATE HEADQUARTERS AND MAIN BANK:

1451 E. Battlefield               Springfield, Missouri         1976       Owned           N/A

BRANCH BANKS:

430 South Avenue                  Springfield, Missouri         1983       Owned           N/A
Kearney at Kansas                 Springfield, Missouri         1976      Leased*         2000
2410 N. Glenstone                 Springfield, Missouri         1977      Leased*         2003

1955 S. Campbell                  Springfield, Missouri         1979      Leased*         2030
3961 S. Campbell                  Springfield, Missouri         1998      Leased          2028
2631 E. Sunshine                  Springfield, Missouri         1988      Leased*         2017

1580 W. Battlefield               Springfield, Missouri         1985      Leased*         2018
723 N. Benton                     Springfield, Missouri         1985       Owned           N/A
Highway 14                        Nixa, Missouri                1995      Leased*         2019

1505 S. Elliot                    Aurora, Missouri              1985      Leased          2003
Jefferson & Washington            Ava, Missouri                 1982       Owned           N/A
110 W. Hensley                    Branson, Missouri             1982       Owned           N/A

919 W. Dallas                     Buffalo, Missouri             1976       Owned           N/A
527 Ozark                         Cabool, Missouri              1989      Leased          2004
400 S. Garrison                   Carthage, Missouri            1990       Owned           N/A

1710 E. 32nd Street               Joplin, Missouri              1989      Leased*         2031
1232 S. Rangeline                 Joplin, Missouri              1998      Leased*         2018
Highway 00 and 13                 Kimberling City, Missouri     1984       Owned           N/A

528 S. Jefferson                  Lebanon, Missouri             1978      Leased*         2018
714 S. Neosho Boulevard           Neosho, Missouri              1991       Owned           N/A
Highway 54                        Osage Beach, Missouri         1987       Owned           N/A

1701 W. Jackson                   Ozark, Missouri               1997       Owned           N/A
208 South Street                  Stockton, Missouri            1988      Leased          2005
323 E. Walnut                     Thayer, Missouri              1978      Leased*         2011

1210 Parkway Shopping Center      West Plains, Missouri         1975       Owned           N/A
1729 W. Highway 76                Branson, Missouri             1983       Owned           N/A
_____________________________
*  Building owned with land leased.
** Lease has unlimited successive 5 year renewals after the first 5 year term.
     In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

     The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at June 30, 1998 was $2 million compared to $597,000 at June 30, 1997. The increase is primarily in connection with the core system upgrade and Year 2000 discussion in "Management's Discussion and Analysis - Year 2000" in the Annual Report to Stockholders, which portions are incorporated herein by reference. Management has a disaster recovery plan in place with respect to the data processing system as well as the Banks operations as a whole.

     The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 95 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at June 30, 1998 was $943,000 compared to $689,000 at June 30, 1997. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.

Executive Officers of the Registrant.

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following list is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Registrant's Definitive Proxy Statement, which was filed on September 22, 1998.

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and its subsidiaries who are not directors of the Company and its subsidiaries. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected. The executive officers are elected annually and serve at the discretion of their respective Boards of Directors.

Richard L. Wilson.   Mr. Wilson, age 40, is Senior Vice President and
Controller of the Bank. He joined the Bank in 1986 and is responsible for the internal and external financial reporting of the Company and its subsidiaries. Mr. Wilson is a Certified Public Accountant.

Michael D. Lawson.   Mr. Lawson, age 34, is First Vice President and Commercial
Business Development Officer in the commercial lending area at the Bank. Mr. Lawson joined the Bank in November 1996. Prior to joining the Bank, Mr. Lawson was a lending officer and branch manager with a competing $1 billion bank.

Steven G. Mitchem.   Mr. Mitchem, age 46, is First Vice President and Senior
Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for administration of commercial lending policies and banking regulatory matters. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

                                   PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information.   The Company's Common Stock is listed on the National
Market System of the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the symbol "GSBC." For the table setting forth the range of high and low bid prices of the Company's Common Stock during each fiscal quarter for fiscal years 1998 and 1997, as reported by the NASD, see the table under the heading "Stock Information", which such portions are incorporated herein by reference.
                                                    Dividend
                                                  Declarations
   Fiscal Year 1998      First Quarter                $.10
                         Second Quarter                .11
                         Third Quarter                 .11
                         Fourth Quarter                .11

   Fiscal Year 1997      First Quarter                $.0875
                         Second Quarter                .10
                         Third Quarter                 .10
                         Fourth Quarter                .10

The last inter-dealer bid for the Company's Common Stock on June 30, 1998 was $25 3/8.

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

                                                                       Year Ended June 30,
                                                     ----------------------------------------------------------
                                                       1998      1997      1996      1995      1994      1993
                                                     --------  --------  --------  --------  --------  --------
                                                            (Dollars in thousands, except per share data)
Summary Statement of Condition Information:
  Year-end assets                                    $795,091   707,841  $668,105  $622,380  $534,740  $515,293
  Year-end loans receivable, net                      655,226   583,709   546,759   519,255   443,750   419,527
  Year-end allowance for loan losses                   16,373    15,524    14,356    14,601    13,636    10,590
  Year-end available-for-sale securities                6,363     7,408     4,656     3,091        --        --
  Year-end held-to-maturity securities                 50,363    49,757    49,182    46,970    48,217    51,218
  Year-end foreclosed assets held for sale, net         4,751     5,651     9,862     7,999     6,070     8,909
  Year-end allowance for foreclosed asset losses           --       319     1,086       933     1,549     1,192
  Year-end intangibles                                    626        --     1,102     1,187     1,272     1,356
  Year-end deposits                                   553,365   459,236   397,055   384,327   358,987   326,611
  Year-end total borrowings                           169,563   180,625   197,265   168,270   108,587   130,253
  Year-end stockholders' equity (retained
    earnings substantially restricted)                 67,409    60,348    67,808    62,982    61,462    51,723
  Average loans receivable, net                       624,290   561,146   536,695   486,726   433,638   376,620
  Average total assets                                747,901   670,172   643,885   584,536   527,842   479,261
  Average deposits                                    487,386   416,041   385,734   374,011   340,933   327,647
  Average stockholders' equity                         64,212    62,200    65,355    60,942    57,758    50,618
  Year-end number of deposit accounts                  74,070    69,762    60,649    59,461    58,054    53,960
  Year-end number of full-service offices                  25        25        25        25        25        25


Summary Income Statement Information:
  Interest income                                     $61,932   $55,540   $53,938   $47,110  $ 38,988  $ 37,162
  Interest expense                                     31,992    28,822    28,132    23,411    17,433    16,810
  Net interest income                                  29,940    26,718    25,806    23,699    21,555    20,352
  Provision for loan losses                             1,853     1,706     1,451     1,319     3,023     4,677
  Net interest income after provision for loan losses  28,087    25,012    24,355    22,380    18,532    15,675
  Service charge fees                                   3,841     2,785     2,382     2,273     2,131     1,762
  Net realized gains on sales of
    available-for-sale securities                       1,398       205       680        21        --        --
  Net realized gains on sales of loans                  1,125       522       540        92       565       387
  Income (expense) on foreclosed assets                   326       286       728      (243)      588       352
  Other non-interest income                             7,060     6,645     5,994     5,771     5,565     4,692
  Non-interest expenses                                20,469    20,363    16,274    15,293    14,661    13,599
  Income before income taxes                           21,368    15,091    18,405    15,001    12,720     9,269
  Provision for income taxes                            6,924     5,751     7,111     5,513     4,379     4,533
  Income before change in accounting principle         14,444     9,340    11,294     9,488     8,341     4,736
  Change in accounting principle                           --        --        --        --     3,375        --
  Net income                                          $14,444   $ 9,340   $11,294  $  9,488  $ 11,716  $  4,736






















                                                                         Year Ended June 30,
                                                       ---------------------------------------------------------
                                                         1998      1997      1996      1995      1994      1993
                                                       -------   -------   -------   -------   -------   -------
Per Common Share Data:
  Basic earnings per common share:
    Income before change in accounting principle        $1.79     $1.11     $1.27     $1.04     $ .86      $.48
    Change in accounting principle                         --        --        --        --       .35        --
    Net Income                                           1.79      1.11      1.27      1.04      1.21       .48
  Diluted earnings per common share:
    Income before change in accounting principle         1.76      1.10      1.23      1.00       .83       .46
    Change in accounting principle                         --        --        --        --       .67        --
    Net Income                                           1.76      1.10      1.23      1.00      1.17       .46
  Cash dividends declared                                 .43       .39       .35       .30       .15       .07
  Book value                                             8.47      7.45      7.70      7.00      6.42      5.41
  Average shares outstanding                            8,052     8,394     8,926     9,162     9,648     9,798
  Year-end actual shares outstanding                    7,962     8,105     8,812     9,006     9,570     9,558
  Year-end fully diluted shares outstanding             8,204     8,488     9,218     9,478    10,056    10,254

Earnings Performance Ratios:
  Return on average assets                               1.93%     1.39%     1.75%     1.62%     1.58%     0.99%
  Return on average stockholders' equity                22.49     15.02     17.28     15.57     14.44      9.37
  Non-interest expense to average total assets           2.74      3.04      2.53      2.62      2.78      2.77
  Average interest rate spread                           3.79      3.79      3.82      3.86      4.05      4.20
  Year-end interest rate spread                          3.81      3.90      3.72      3.79      3.87      3.71
  Net interest margin (1)                                4.18      4.17      4.21      4.25      4.31      4.51
  Adjusted efficiency ratio (excl. foreclosed assets)   47.20     55.22     45.97     48.01     49.17     50.01
  Average interest-earning assets as a percentage
    of average interest-bearing liabilities            108.6     108.5     108.4     109.3     107.4     108.3

                                                                         Year Ended June 30,
                                                       ---------------------------------------------------------
                                                         1998      1997      1996      1995      1994      1993
                                                       -------   -------   -------   -------   -------   -------

Asset Quality Ratios:
  Allowance for loan losses/year-end loans               2.50%    2.66%     2.63%     2.81%     3.08%     2.52%
  Non-performing assets/year-end
    loans and foreclosed assets                          1.81      2.30      2.83      2.25      3.33      3.40
  Allowance for loan losses/non-performing loans       227.18    197.01    243.03    380.23    186.04    237.50
  Net charge-offs/average loans                           .16       .10       .32       .07     (0.01)     0.03
  Non-performing assets/average total assets             1.60      2.02      2.45      2.18      2.83      3.04

Capital Ratios:
  Average stockholders' equity to average assets         8.59%     9.28%    10.15%    10.43%    10.94%    10.56%
  Year-end tangible stockholders' equity to assets       8.40      8.53     10.09      9.93     11.26      9.77
  Common dividend pay-out ratio                          24.0     35.2     28.6      30.0      13.9      13.0

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                   PART III

Responses incorporated by reference into the items under Part III of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K. The Registrant's Definitive Proxy Statement was electronically filed on September 22, 1998.


Item 10.  Directors and Executive Officers of the Registrant.

(a)  Directors of the Registrant

        See "Election of Directors" in the Registrant's Definitive Proxy Statement for fiscal year 1998, which portion is incorporated herein by reference.

(b)  Executive Officers of the Registrant

        Included under Part I of this Form 10-K.

(c)  Compliance with Section 16(a) of the Exchange Act

        See "Beneficial Ownership Reports of Management" in the
        Registrant's Definitive Proxy Statement for the fiscal year 1998, which portion is incorporated herein by reference.


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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  List of Documents Filed as Part of This Report

  (1)  Financial Statements

     The financial statements and related notes, together with the report of Baird, Kurtz and Dobson dated August 19, 1998, which appears on pages 25 through 39 of the Registrant's Annual Report to Stockholders, which portion is incorporated herein by reference.

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

    (12)  Statements re computation of ratios

            Inapplicable.

    (13) Annual report to security holders, Form 10-Q or quarterly report to security holders

            The Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1998 is attached hereto as exhibit 13.

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

            Inapplicable.

    (27)  Financial Data Schedule

            Inapplicable.

    (28) Information from reports furnished to state insurance regulatory authorities

            Inapplicable.

    (99)  Additional Exhibits

            Inapplicable.

(b)  Reports on Form 8-K


     On June 8, 1998, the Registrant filed a Form 8-K disclosing, under Item 5, that its 100% owned subsidiary, Great Southern Travel, issued a press release announcing the acquisition of a travel agency located in Monett, Missouri. The disclosure indicated the acquisition would not have a material impact on the asset size, capital or earnings of the Registrant.

     On July 2, 1998, the Registrant filed a Form 8-K disclosing, under Item 5, the issuance of a press release announcing the conversion of its subsidiary thrift, Great Southern Bank, to a Missouri chartered trust company effective June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GREAT SOUTHERN BANCORP, INC.
                                          (Registrant)

Daate: September 16, 1998        By: /s/ William V. Turner
                                   ------------------------------------
                                              William V. Turner
                                     Chairman of the Board, President,
                                   Chief Executive Officer and Director
                                       (Principal Executive Officer)

                              POWER OF ATTORNEY
      We, the undersigned officers and directors of Great Southern Bancorp, Inc., hereby severally and individually constitute and appoint William V. Turner and Don M. Gibson, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature           Capacity in which signed           Date
---------------------- -----------------------------   ------------------

/s/ William V. Turner   President, Chairman of         September 16, 1998
----------------------  the Board and Director
(William V. Turner)     (Principal Executive
                               Officer)

/s/ Don M. Gibson        Executive Vice President,     September 16, 1998
----------------------   Secretary and Treasurer
(Don M. Gibson)          (Principal Financial
                         Officer and Principal
                          Accounting Officer)

/s/ William E. Barclay         Director                September 16, 1998
------------------------
(William E. Barclay)

/s/ Larry D. Frazier           Director                September 16, 1998
-------------------------
(Larry D. Frazier)

                               Director                September 16, 1998
-------------------------
(William K. Powell)

/s/ Joseph W. Turner           Director                September 16, 1998
-------------------------
(Joseph W. Turner)

                         Great Southern Bancorp, Inc.
                              Index to Exhibits
 Exhibit
   No.                        Document                    Page No.
---------  --------------------------------------------  ----------
   11      Statement Re Computation of Earnings Per Share . . 50
   21      Subsidiaries of the Registrant . . . . . . . . . . 51
   23      Consent of Baird, Kurtz & Dobson,
             Certified Public Accountants . . . . . . . . . . 52
   27      Financial Data Schedule, which is submitted
             electronically to the Securities and Exchange Commission for information only and not filed. . 53

                                                        Exhibit 11
                                                        ----------
Statement Re Computation of Earnings Per Share

                                              Year Ended June 30,
                                            -----------------------
                                               1998         1997
                                            ----------   ----------
Basic:
   Average shares outstanding                8,052,413    8,394,080
                                            ==========    =========
Net income                                 $14,444,049   $9,339,865
                                            ==========    =========
Per share amount                                 $1.79        $1.11
                                                  ====         ====


Diluted:
   Average shares outstanding                8,052,413    8,394,080
   Net effect of dilutive stock options -
     based on the treasury stock method
     using the higher of average market
     price or period end market price          151,162       93,682
                                            ----------    ---------
Diluted shares                               8,203,575    8,487,762
                                            ==========    =========
Net income                                 $14,444,049  $ 9,339,865
                                            ==========    =========
Per share amount                                 $1.76        $1.10
                                                  ====         ====

                                                                                         Exhibit 21
                                                                                         ----------

                                  SUBSIDIARIES OF THE REGISTRANT

                                                                                             State of
                                                                               Percentage  Incorporation
                                                                                   of           or
     Parent                               Subsidiary                           Ownership   Organization
------------------------------------  ---------------------------------------  ----------  -------------
Great Southern Bancorp, Inc.          Great Southern Bank                         100%        Missouri


Great Southern Bancorp, Inc.          Great Southern Capital Management, Inc.     100%        Missouri


Great Southern Bank                   Great Southern Financial Corporation        100%        Missouri


Great Southern Bank                   GSB One, L.L.C.                             100%        Missouri


Great Southern Bank                   GSB Two, L.L.C.                             100%        Missouri


Great Southern Financial Corporation  Appraisal Services, Inc.                    100%        Missouri


                                                               Exhibit 27
                                                               ----------


     We consent to the incorporation by reference in Registration Statement No. 33-55832 on Form S-8 dated December 16, 1992, of our report on the consolidated financial statements and schedules included in the Annual Report on Form 10-K of GREAT SOUTHERN BANCORP, INC. for the year ended June 30, 1998.


                                        /s/ Baird, Kurtz & Dobson




September 24, 1998
Springfield, Missouri