Form 10-Q
period 1998-09-30
GREAT SOUTHERN BANCORP INC
filed 1998-11-17
CIK 854560

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q


   /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


               For the Quarterly Period ended September 30, 1998


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

                    Yes  /X/  No  / /


    The number of shares outstanding of each of the registrant's classes of common stock: 7,857,461 shares of common stock, par value $.01, outstanding at November 9, 1998.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                           September 30,     June 30,
                                                                                1998           1998
                                                                           -------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,196,800   $ 12,199,490
Interest-bearing deposits in other financial institutions. . . . . . . . .    28,460,720     33,631,748
                                                                             -----------    -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    39,657,520     45,831,238
Available for sale securities. . . . . . . . . . . . . . . . . . . . . . .     6,931,992      6,362,700
Held to maturity securities (fair value $49,280,000 - September 1998;
  $50,541,000 - June 1998) . . . . . . . . . . . . . . . . . . . . . . . .    49,062,209     50,362,963
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   665,674,542    655,226,070
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     6,536,468      4,750,910
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     9,663,458      9,457,015
Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .             0        240,623
Accrued interest receivable
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,913,495      5,159,425
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       741,297        738,382
Investment in FHLBank Stock. . . . . . . . . . . . . . . . . . . . . . . .     9,454,100      9,454,100
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     1,069,761      3,960,573
Excess of cost over fair value of net assets acquired . . . . . . . . . . .       583,761        626,465
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,556,786      2,920,665
                                                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $797,845,389   $795,091,129
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $582,088,136   $553,365,464
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   142,174,401    169,563,052
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .       567,631              0
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     2,772,450      2,176,662
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .         4,376      2,577,058
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,995,031              0
                                                                            ------------   ------------
   Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   729,602,025    727,682,236
                                                                            ------------   ------------

Capital stock
  Serial preferred stock, $.01 par value; authorized
    and issued 1,000,000 shares
  Common stock, $.01 par value; authorized 20,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,110,496     17,110,496
Retained earnings (substantially restricted) . . . . . . . . . . . . . . .    87,916,352     84,955,740
Accumulated other comprehensive income
  Unrealized appreciation on available-for-sale securities, net of
    income taxes of $268,813 - September 1998 and $669,921 - June 1998 . .       420,452      1,047,824
Treasury stock, at cost; 4,429,330 shares - September 1998;
  4,363,275 shares - June 1998 . . . . . . . . . . . . . . . . . . . . . .   (37,327,186)   (35,828,417)
                                                                            ------------   ------------
   Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    68,243,364     67,408,893
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $797,845,389   $795,091,129
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                           THREE MONTHS ENDED
                                                              September 30,
                                                           1998           1997
                                                       -----------    -----------
INTEREST INCOME
  Loans                                                $15,528,539    $13,886,549
  Investment securities                                    938,142        987,835
  Other                                                    214,326         59,312
                                                        ----------     ----------
    TOTAL INTEREST INCOME                               16,681,007     14,933,696
                                                        ----------     ----------
INTEREST EXPENSE
  Deposits                                               6,122,240      5,180,123
  FHLBank advances                                       2,256,372      2,285,491
  Short-term borrowings                                        175        248,774
                                                        ----------     ----------
    TOTAL INTEREST EXPENSE                               8,378,787      7,714,388
                                                        ----------     ----------
NET INTEREST INCOME                                      8,302,220      7,219,308
PROVISION FOR LOAN LOSSES                                  806,846        416,628
                                                        ----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      7,495,374      6,802,680
                                                        ----------     ----------
NON-INTEREST INCOME
  Commissions                                            1,430,891      1,198,214
  Service charge fees                                    1,183,571        840,903
  Net realized gains on sales of loans and
    available-for-sale securities                          531,208        657,240
  Income on foreclosed assets                               77,409         84,344
  Other income                                             416,423        256,106
                                                        ----------     ----------
    TOTAL NON-INTEREST INCOME                            3,639,502      3,036,807
                                                        ----------     ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                         2,897,283      2,591,922
  Net occupancy expense                                    873,322        650,551
  Tax consulting fees                                       47,150        439,157
  Postage                                                  237,954        186,289
  Insurance                                                151,314        178,001
  Amortization of goodwill                                  37,705              0
  Advertising                                               85,329         71,905
  Office supplies and printing                             187,132        157,329
  Other operating expenses                                 848,784        722,558
                                                        ----------     ----------
    TOTAL NON-INTEREST EXPENSE                           5,365,973      4,997,712
                                                        ----------     ----------
INCOME BEFORE INCOME TAXES                               5,768,903      4,841,775
PROVISION FOR INCOME TAXES                               1,990,331        981,500
                                                        ----------     ----------
NET INCOME                                             $ 3,778,572    $ 3,860,275
                                                        ----------     ----------

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                           THREE MONTHS ENDED
                                                              September 30,
                                                           1998           1997
                                                       -----------    -----------

OTHER COMPREHENSIVE INCOME
  Unrealized appreciation (depreciation) on
    Available-for-sale securities, net of income taxes
    of $296,799 for 1998 and $136,613 for 1997           (464,224)        213,676
  Less: reclassification adjustment for appreciation
    (depreciation)included in net income, net of income
    taxes of $101,395 for 1998 and $158,591 for 1997     (158,591)       (256,548)
                                                        ----------     ----------
                                                         (627,372)        (42,873)
                                                        ----------     ----------
COMPREHENSIVE INCOME                                   $ 3,151,200    $ 3,817,403
                                                        ==========     ==========
BASIC EARNINGS PER COMMON SHARE                             $.48           $.48
                                                             ===            ===
DILUTED EARNINGS PER COMMON SHARE                           $.47           $.47
                                                             ===            ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1998            1997
                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  3,778,572    $  3,860,275
  Items not requiring (providing) cash:
    Depreciation                                                       404,813         252,408
    Amortization                                                        42,704              --
    Provision for loan losses                                          806,846         416,628
    Net realized gains on sale of loans                               (262,951)       (236,668)
    Gain on sale of premises and equipment                                  --          (9,728)
    Gain on sale of foreclosed assets                                 (189,149)       (175,991)
    Amortization of deferred income,
      premiums and discounts                                          (427,058)       (174,000)
    Net realized gains on sale of available-for-sale securities       (268,257)       (421,148)
    Deferred income taxes                                             (636,121)        (50,000)
  Changes in:
    Accrued interest receivable                                        243,015         492,177
    Prepaid expenses and other assets                                2,890,812        (739,234)
    Accounts payable and accrued expenses                           (2,572,682)      3,077,198
    Income taxes payable                                             2,637,538         833,681
                                                                   -----------     -----------
  Net cash provided by operating activities                          6,448,082       4,984,047
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                            (12,241,251)     (1,278,872)
  Purchase of premises and equipment                                  (611,256)       (120,669)
  Proceeds from sale of foreclosed assets                              109,500         215,044
  Capitalized costs on foreclosed assets                               (29,189)        (13,462)
  Proceeds from sale of available-for-sale securities                  851,629       1,002,406
  Proceeds from maturing held-to-maturity securities                 5,500,000       8,801,992
  Purchase of held-to-maturity securities                           (4,200,024)     (8,906,328)
  Purchase of available-for-sale securities                         (2,181,920)       (819,217)
  Purchase of FHLBank stock                                                 --        (769,800)
                                                                   -----------     -----------
      Net cash used in investing activities                        (12,802,511)     (1,119,106)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in certificates of deposit                32,315,448      (8,588,710)
  Net increase (decrease) in checking and savings                   (3,592,776)     (6,006,929)
  Proceeds from FHLBank advances                                    83,807,973      71,195,556
  Repayments of FHLBank advances                                  (111,196,624)    (73,394,849)
  Net increase in short-term borrowings                                567,631       2,953,572
  Advances from borrowers for taxes and insurance                      595,788         739,085
  Purchase of treasury stock                                        (1,498,769)     (1,215,973)
  Dividends paid                                                      (817,960)       (744,547)
  Stock options exercised                                                   --          17,275
                                                                   -----------     -----------
    Net cash provided by (used in) financing activities                180,711     (15,045,820)
                                                                   -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (6,173,698)      2,870,073
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      45,831,238      29,615,027
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 39,657,520    $ 32,485,100
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

                GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the periods presented. Operating results for the three months months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

     During the quarter ended September 30, 1998, the Company adopted the provisions of SFAS No. 130, by the reclassification of all prior periods presented.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Forward-Looking Statements

     When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake-and specifically declines any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

     Parts of management's discussion and analysis in the annual report on Form 10-K are not included below. The following should be read in conjunction with management's discussion and analysis in the Company's June 30, 1998 Form 10-K.

     The Company will be changing to a calendar year-end beginning with the period January 1, 1999 to December 31, 1999. In order to make this transiton, a short fiscal year for the period July 1, 1998 to December 31, 1998 will be necessary.

     The profitability of the Company, and more specifically, the profitability of its primary subsidiary Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and its cost of funds, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

     The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees and commissions. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

     The operations of the Bank, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.


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

Recent Changes in Accounting Principles

     The FASB recently adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. It does not address issues of recognition or measurement. The Company's most significant component of other comprehensive income is the unrealized gains and losses on available-for-sale securities. The Company adopted the provisions of SFAS No. 130, by the reclassification of all prior periods presented.

     The FASB recently adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The disclosure requirements are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have a material impact on the Company's financial statements.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. The Company adopted SFAS 132 in the current short fiscal year. The adoption of SFAS 132 did not have a material effect on the financial statements of the Company.

Potential Impact of Accounting Principles to be Implemented in the Future

     The FASB recently adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and may be implemented as of the beginning of any fiscal quarter after issuance. SFAS No. 133 may not be applied retroactively. Management does not believe adopting SFAS No. 133 will have a material impact on the Company's financial statements

YEAR 2000 COMPUTER PROGRAM PROBLEMS

     The "Year 2000 Problem" centers on the inability of computer systems to precisely recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. If computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date/field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Bank could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Bank's products, services and competitive condition.

     Financial institution regulators have recently increased their focus upon year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. The FDIC and the other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 Problem could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

     The Bank has been experiencing rapid growth in both the deposit and loan areas. The hardware and core software systems are approaching their capacity. Due to this growth and the year 2000 issue, the Bank evaluated both upgrading the current systems as well as looking into a potential replacement system. Management of the Bank determined conversion to a new hardware and software system was the best solution to meet the growth needs of the Bank as well as resolve the year 2000 issues.

     Subsequent to September 30, 1998, the Bank completed the conversion to the Jack Henry Silverlake system for all its core processing system and internal financial reporting system. The new system has been certified year 2000 compliant and will be tested in early 1999. In addition to replacing the core system, the Company has been in a program of replacing the personal computers and wide area networks with year 2000 compliant systems. This program was substantially completed subsequent to September 30, 1998.

     A complete inventory of non-mission critical hardware and software was completed in December 1997. Non-compliant software systems are scheduled for replacement or will be discontinued. Security systems, elevators, heating and air conditioning and like items have been tested and will function as usual through the date of change. All third party vendors, whose products will continue to be used, have certified their products as compliant. Testing of these and all other systems is scheduled for completion no later than June 30, 1999.

     A contingency plan, utilizing the current core software, has been formulated. The supplier of the current system has released a year 2000 compliant system which can be installed on a larger hardware system that can be obtained by the Bank. This would be for temporary, emergency use only, to allow time to complete the conversion that is in progress. Should there be a failure of utilities or telephone communications, both of which the Bank is dependent on, a plan is being formulated to ensure the ability to operate enough strategic branch locations to serve our customers.

     A budget of $2.4 million has been established to complete the necessary steps previously noted. Approximately $1.2 million has been spent to date, with an additional $800,000 budgeted for 1998 and $400,000 budgeted for 1999. While a portion of these costs will be expensed as incurred, the majority of these costs will be capitalized and expensed over a 3 to 5 year period. Management does not feel it will have a material impact on the financial condition of the Company.

     An outside consultant has been utilized throughout the process to provide an independent review of all areas. The Company's estimate of year 2000 project costs and completion dates are based on management's best estimates that have been derived utilizing numerous assumptions about future events. These estimates and actual results may differ materially.

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


Asset and Liability Management

     During the three months ended September 30, 1998, the Company maintained total assets at approximately $800 million, with some shifting of amounts between asset types. Loans increased $10 million while foreclosed assets declined $1.8 million and cash and cash equivalents declined $9.2 million.

   The following loan categories experienced net increases as noted:

       Commercial real estate and construction loans       $13 million
       Consumer (primarily automobile and student) loans    10 million

   The following loan categories experienced net decreases as noted:

       Single-family and other residential loans           $13 million

     Total liabilities also remained level at approximately $730 million again with some shifting of balances between liability categories. The primary changes were an increase in deposits of $29 million offset by a decrease in Federal Home Loan Bank ("FHLBank") advances of $27 million. The deposit increase was primarily from brokered deposits. The decrease in FHLBank advances was due to repayment of these from the brokered deposits. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring all the costs associated with the generation and maintenance of retail deposits.

     Stockholders' equity increased $800,000 primarily as a result of net income of $3.8 million offset by dividend declarations and payments of $900,000, net treasury stock purchases of $1.5 million and a reduction in unrealized gains on available-for-sale securities of $600,000.. The Company repurchased 65,255 shares of common stock at an average price of $23.24 per share during the three months ended September 30, 1998. There were no shares issued for exercised stock options during the quarter.

Interest Rate Sensitivity

     A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

     The term "interest rate sensitivity" refers to those assets and liabilities that mature and reprice periodically in response to fluctuations in market rates and yields. As noted above, one of the principal goals of the Company's asset/liability program is to maintain and match the interest rate sensitivity characteristics of the asset and liability portfolios.

     In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. The Company's experience with interest rates are discussed in more detail under the headings "Results of Operations and Comparisons of the Three Months Ended September 30, 1998 and 1997."

An important element of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Company's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or having a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income.

     The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation, funding sources and the pricing of each, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy and other financial and business risk factors. The Bank uses a static gap model and a computer simulation to measure the effect on net interest income of various interest rate scenarios over selected time periods. The Company's gap can be managed by repricing assets or liabilities, selling available-for-sale investments, replacing an asset or liability prior to maturity or adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing during the same time interval helps to reduce the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

     As a part of its asset and liability management strategy, the Company has increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately one-third of total assets are currently invested in commercial real estate and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, and to shorten the average maturity and increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increased net interest income, such lending, commensurate with the increased risk levels, has also resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.

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

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997


     The decrease in earnings of $82,000, or 2.1%, for the three months ended September 30, 1998 when compared to the same period in 1997, was primarily due to an increase in net interest income of $1.1 million, or 15.0%, and an increase in non-interest income of $603,000, or 19.9%, offset by an increase in non-interest expense of $368,000, or 7.4%, and an increase in provision for income taxes of $1 million, or 102.6%, during the three month period.


Total Interest Income

     Total interest income increased $1.7 million, or 11.7%, during the three months ended September 30, 1998, when compared to the three months ended September 30, 1997. The increase was primarily due to a $1.6 million, or 11.8%, increase in interest income on loans.

Interest Income - Loans

   During the three months ended September 30, 1998, interest income on loans increased primarily from higher average balances. Interest income increased $1.6 million as the result of higher average loan balances from $593 million during the three months ended September 30, 1997 to $660 million during the three months ended September 30, 1998. The higher average balance resulted from the Bank's increased lending in commercial real estate and commercial business lending and the indirect dealer consumer lending offset by a decline in single-family residential lending.

 . The average yield on loans increased from 9.36% during the three months ended September 30 1997, to 9.41% during the three months ended September 30, 1998.

Interest Income - Investments and Other Interest-Earning Deposits

     Interest income on investments and interest-earning deposits increased $105,000, or 10.0%, during the three months ended September 30, 1998 when compared to the three months ended September 30, 1997. Interest income increased $137,000 as a result of higher average balances from $86 million during the three months ended September 30, 1997 to $98 million during the three months ended September 30, 1998. This increase was primarily in interest-bearing deposits in FHLBank used to fund daily operations and lending. Interest income declined $31,000 as a result of lower average yields from 4.86% during the three months ended September 30, 1997, to 4.71% during the three months ended September 30, 1998 due to lower short term market rates.


Total Interest Expense

     Total interest expense increased $665,000, or 8.6%, during the three months ended September 30, 1998 when compared with the same period in 1997. The increase during the three month period was primarily due to a $942,000, or 18.2%, increase in interest expense on deposits.

Interest Expense - Deposits

     Interest expense on deposits increased $942,000 as a result of higher average balances of time deposits from $304 million during the three months ended September 30, 1997, to $354 million during the three months ended September 30, 1998 and due to higher average balances of interest-bearing demand deposits from $116 million during the three months ended September 30, 1997, to $157 million during the three months ended September 30, 1998. The average balances on time deposits increased as a result of the Company's use of brokered deposits and the average balances on interest-bearing demand deposits increased as a result other borrowings being reclassed to this category beginning June 30, 1998. Time deposits experienced small decreases due to lower rates while interest-bearing demand deposits experienced small increases due to higher rates. The other deposit category, savings, experienced only minor increases due to slightly higher balances.

Interest Expense - FHLBank Advances and Other Borrowings

     Interest expense on FHLBank advances and other borrowings decreased $278,000 due to lower average balances from $170 million in the three months ended September 30, 1997 to $150 million in the three months ended September 30, 1998. Average rates were slightly higher during the three months ended September 30, 1998 at 6.01% compared to 5.95% during the three months ended September 30, 1997. The average balances decreased primarily as a result of the Company's reclass of short-term borrowings to interest-bearing demand deposits as noted above.


Net Interest Income

     The Company's overall interest rate spread increased 12 basis points, or 3.1%, from 3.86% during the three months ended September 30, 1997, to 3.98% during the three months ended September 30, 1998. The increase was due to a slight increase in the weighted average yields received on interest-earning assets combined with a decrease in the weighted average rates paid on interest-bearing liabilities.


Provision for Loan Losses

     The provision for loan losses increased from $417,000 during the three months ended September 30, 1997 to $807,000 during the three months ended September 30, 1998.

     In any accounting period, the provision for loan losses is affected by many factors including, but not limited to, the change in the composition of the loan portfolio, the increase or decrease in total loans, the level of delinquencies and other non-performing loans and the historical loss experience of the portfolio.

  One additional factor which changed effective with the Bank's charter conversion on June 30, 1998, was the policy on consumer loan charge-offs. Beginning June 30, 1998, the Bank is charging off the entire balance of any consumer loan at the time it becomes 120 days past due and any subsequent recovery from the sale of collateral is recorded as a recovery at the time of the sale. Prior to the charter change, consumer loans were kept on the books at the estimated recovery value of the collateral.

     Non-performing assets increased $3.4 million during the three months ended September 30, 1998 from $11.9 million at June 30, 1998 to $15.3 million at September 30, 1998. Non-performing loans increased $1.6 million, or 22.0%, from $7.2 million at June 30, 1998 to $8.8 million at September 30, 1998, and foreclosed assets increased $1.8 million, or 37.6%, from $4.8 million at June 30, 1998 to $6.5 million at September 30, 1998.

     Potential problem loans decreased $1.9 million during the three months ended September 30, 1998 from $8.9 million at June 30, 1998 to $7 million at September 30, 1998. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans

     The allowance for loan losses at September 30, 1998 and June 30, 1998, respectively, totaled $16.6 million and $16 million, representing 2.5% and 2.5% of total loans, 189% and 227% of non-performing loans, and 105% and 101% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses was $0 at both September 30, and June 30, 1998. Although the Company maintains the allowance for loan losses and the allowance for foreclosed asset losses at levels which management considers to be adequate to provide for potential losses and selling expenses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.


Non-interest Income

     Non-interest income increased $603,000, or 19.9%, in the three months ended September 30, 1998 when compared to the same period in 1997. The increase was primarily due to: (i) an increase of $343,000, or 41%, in service fees on deposits accounts primarily from increased ATM and debit card fees along with increased insufficient check fees; and (ii) an increase in commission income of $233,000, or 19%, from increased sales in the travel, insurance and investment subsidiaries; offset by (iii) a decrease of $154,000, or 24%, in profits on sale of available-for-sale securities; and (iv) various increases and decreases in other non-interest income items.


Non-interest Expense

     Non-interest expense increased $368,000, or 7.4%, in the three months ended September 30, 1998 when compared to the same period in 1997. The increase was primarily due to: (i) an increase of $305,000, or 11.8%, in salary and employee related costs due to increased staffing levels resulting from asset and customer growth; (ii) an increase of $222,000, or 34.1%, in occupancy and equipment expense due to expansion of the Company's ATM network and computer conversion and other technology related purchases; offset by
(iii) a decrease of $392,000, in tax consulting fees expended to obtain the special one-time state refund noted below; and (iii) increases or decreases in other non-interest expense items.

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


Provision for Income Taxes

     Provision for income taxes as a percentage of pre-tax income increased from 20.3% in the three months ended September 30, 1997 to 34.5% in the three months ended September 30, 1998. The smaller than normal percentage in the September 30, 1997 period was due to a refund of prior period state financial institution taxes of $1.1 million. The refund was the result of a review of the Bank's state financial institution tax returns by a consulting firm. The refund resulted from the Bank's charter change from a state savings and loan charter to a federal savings bank charter in December 1994.


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

                                                                    Three Months Ended September 30,
                                                       ---------------------------------------------------------
                                                                   1998                          1997
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $659,965   $15,529   9.41%     $593,259   $13,887   9.36%
  Investment securities and other
    interest-earning assets                              97,762     1,152   4.71        86,006     1,046   4.86
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $757,727    16,681   8.81      $679,265    14,933   8.79
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $156,758       968   2.47      $116,307       689   2.37
  Savings deposits                                       34,255       213   2.49        35,115       217   2.47
  Time deposits                                         353,644     4,942   5.59       303,983     4,274   5.62
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      544,657     6,123   4.50       455,405     5,180   4.55
  FHLBank advances and other borrowings                 150,273     2,256   6.01       170,306     2,534   5.95
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $694,930     8,379   4.83      $625,711     7,714   4.93
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $8,302   3.98%                 $7,219   3.86%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.38%                          4.25%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  109.0%                         108.6%
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

                                              Three Months Ended September 30,
                                                        1998 vs. 1997
                                              --------------------------------
                                                   Increase
                                                  (Decrease)
                                                    Due to         Total
                                                 --------------   Increase
                                                 Rate    Volume  (Decrease)
                                                 ----    ------  ----------
                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $  73   $1,569    $1,642
  Investment securities and
    other interest-earning assets                  (31)     137       106
                                                   ---    -----     -----
      Total interest-earning assets                 42    1,706     1,748
                                                   ---    -----     -----
Interest-bearing liabilities:
  Demand deposits                                   30      249       279
  Savings deposits                                   1       (5)       (4)
  Time deposits                                    (26)     694       668
                                                   ---    -----     -----
    Total deposits                                   5      938       943
  FHLBank advances and other borrowings             23     (301)     (278)
                                                   ---    -----     -----
      Total interest-bearing liabilities            28      637       665
                                                   ---    -----     -----
  Net interest income                            $  14   $1,069    $1,083
                                                   ===    =====     =====

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 1998, the Company had commitments of approximately $117 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

     Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

    The Company's capital position remained strong, with stockholders' equity at $68.2 million, or 8.5% of total assets of $798 million at September 30, 1998 compared to equity at $67.4 million, or 8.5%, of total assets of $795 million at June 30, 1998.

     Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines required banks to have a minimum Tier 1 capital ratio, as defined, of 4.00% and a minimum Tier 2 capital ratio of 8.00%, and a minimum 4.00% leverage capital ratio. On September 30, 1998, the Bank's Tier 1 capital ratio was 10.1%, Tier 2 capital ratio was 11.3% and leverage ratio was 7.8%.

     At September 30, 1998, the held-to-maturity investment portfolio included $218,000 of gross unrealized gains and no gross unrealized losses. The unrealized gains are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

     The Company's primary sources of funds are savings deposits, FHLBank advances, other borrowings, loan repayments, proceeds from sales of loans and securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.

     Statements of Cash Flows. During the three months ended September 30, 1998 and 1997, the Company had positive cash flows from operating activities and negative cash flows from investment activities. During the three months ended September 30, 1998, the Company had positive cash flows from financing activities. The Company experienced negative cash flows from financing activities during the three months ended September 30, 1997.

     Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities. Operating activities provided cash flows of $6.4 million and $5.0 million in cash during the three months ended September 30, 1998 and 1997, respectively.

     During the three months ended September 30, 1998 and 1997, investing activities used cash of $12.8 million and $1.1 million, respectively, primarily due to the net increase of loans in each period.

     Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $180,000 in cash during the three months ended September 30, 1998 and used $15.0 million in cash during the three months ended September 30, 1997. Financing activities in the future are expected to primarily include changes in deposits and changes in FHLBank advances.

     Dividends. During the three months ended September 30, 1998, the Company declared and paid dividends of $.11 per share, or 23% of net income, compared to dividends declared and paid during the three months ended September 30, 1997 of $.10 per share, or 21% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

     Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 1998, the Company repurchased 65,255 shares of its common stock at an average price of $22.97 per share. During the three months ended September 30, 1997, the Company repurchased 24,709 shares of its common stock at an average price of $16.81 per share. No shares were reissued during the three months ended September 30, 1998 or 1997 as there were no stock option exercises.

     Management intends to continue its stock buy-back programs as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

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

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to Vote of Common Stockholders

At the Company's annual meeting of stockholders held on October 21, 1998, the results of the matters voted upon were as follows:

   (a)  The following nominee for election as director was elected.

                             Affirmative         Votes
            Director            Votes          Withheld
       ------------------    -----------      ---------
       William V. Turner      7,451,243         9,132

   (b) An affirmative vote in excess of the majority of the shares available to vote was obtained to approve the appointment of Baird, Kurtz & Dobson as auditors for the current fiscal year.

          Affirmative      Negative       Abstentions
          -----------      --------       -----------
           7,445,648         6,863           7,864


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

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: November 16, 1998        /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: November 16, 1998        /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

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

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended
                                                         September 30,
                                                   ------------------------
                                                      1998          1997
                                                   ----------    ----------
Basic:

  Average shares outstanding                        7,940,341     8,091,509
                                                    =========     =========
  Net income                                       $3,778,572    $3,860,275
                                                    =========     =========
  Per share amount                                      $0.48         $0.48
                                                         ====          ====


Diluted:

  Average shares outstanding                        7,940,341     8,091,509
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        157,422       101,097
                                                    ---------     ---------
  Diluted shares                                    8,097,763     8,192,606
                                                    =========     =========
  Net income                                       $3,778,572    $3,860,275
                                                    =========     =========
  Per share amount                                      $0.47         $0.47
                                                         ====          ====
