Form 10-K
period 1998-12-31
GREAT SOUTHERN BANCORP INC
filed 1999-04-22
CIK 854560

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 16, 1999 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934
                 For the six months ended December 31, 1998


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

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 29, 1999, computed by reference to the closing price of such shares, was $184,403,880. At March 29, 1999, 7,683,495 shares of Common Stock, par value $.01 per share, were outstanding.


                                                  Index to Exhibits is page 67

===============================================================================

TABLE OF CONTENTS

                                                                        Page
                                                                       ------
Part I

Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Primary Market Area . . . . . . . . . . . . . . . . . . . . . .   4
         Lending Activities  . . . . . . . . . . . . . . . . . . . . . .   5
         Loan Portfolio Composition  . . . . . . . . . . . . . . . . . .   7
         Allowance for Losses on Loans and Foreclosed Assets . . . . . .  15
         Loan Delinquencies and Defaults . . . . . . . . . . . . . . . .  17
         Classified Assets . . . . . . . . . . . . . . . . . . . . . . .  18
         Investment Activities . . . . . . . . . . . . . . . . . . . . .  20
         Sources of Funds  . . . . . . . . . . . . . . . . . . . . . . .  21
         Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . .  25
         Competition . . . . . . . . . . . . . . . . . . . . . . . . . .  26
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
         Government Supervision and Regulation . . . . . . . . . . . . .  27
Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .  35
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  36
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .  36
Item 4A. Executive Officers of the Registrant  . . . . . . . . . . . . .  36

Part II

Item  5.  Market for Registrant's Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . . .  37
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . .  38
Item  7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . . . .  40
Item  8.  Financial Statements and Supplementary Data  . . . . . . . . .  55
Item  9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures . . . . . . . . . .  55

Part III

Item 10.  Directors and Executive Officers of the Registrant  . . .. . .  55
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . .  57
Item 12.  Security Ownership of Certain Beneficial Owners
                and Management . . . . . . . . . . . . . . . . . . . . .  60
Item 13.  Certain Relationship and Related Transactions  . . . . . . . .  62

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .  63
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  66
          Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . .  67

                                    PART I


ITEM 1.  BUSINESS.

                                  THE COMPANY

Great Southern Bancorp, Inc.

     Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a bank holding company which, as of December 31, 1998, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve" or "FRB"), the Company became a one-bank holding company on June 30, 1998 upon the conversion on June 30, 1998, of Great Southern to a Missouri-chartered trust company.

     As a Delaware corporation, the Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a bank holding company. Through the bank holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The bank holding company structure provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 1998, Bancorp's consolidated assets were $836 million, consolidated net loans were $698 million, consolidated deposits were $598 million and consolidated stockholders' equity was $68 million. The assets of the Company consist of the stock of Great Southern, the stock of other financial services companies, interest in a local trust company and cash.

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


Great Southern Bank

     Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923, and in 1989 was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 27 branches located in southwestern and central Missouri. At December 31, 1998, the Bank had total assets of $829 million, deposits of $601 million and stockholders' equity of $62 million, or 7.5% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

     Great Southern is principally engaged in the business of originating residential and commercial real estate loans, commercial business and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowing from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

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

Primary Market Area

     Great Southern's primary market area encompasses 15 counties in southwestern and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such diversified markets as Springfield, Joplin, the resort areas of Branson and Lake of the Ozarks, and various smaller communities in the Bank's market area. Management believes that the Bank's share of the deposit and lending markets in its market area is less than 10% and its affiliates have an even smaller percent, with the exception of the travel agency, which may have a larger percent.

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

     The next largest concentration of loans is in the Branson area, which is located approximately 35 miles south of Springfield and is one of the fastest growing areas in Missouri. The region is a vacation and entertainment center attracting an estimated 6 million tourists annually to its theme parks, resorts, country music shows and other recreational facilities. As a result of the rapid growth of the Branson area, property values increased at unusually high rates in the early 1990s. This has also provided for increased loan demand and a more volatile lending market than has previously been present in the Branson area. Property values have experienced downward pressure during the past few years, partly as a result of this rapid increase.

     A significant portion of the Bank's loan originations have been secured by properties in the Branson area. Approximately $114 million, or 15%, of the total loan portfolio at December 31, 1998 was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, and one- to four-family construction properties.

Lending Activities-General

     From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Substantially all of the adjustable-rate mortgage loans originated by Great Southern are held for its own portfolio and substantially all of the long-term fixed-rate residential mortgage loans originated by Great Southern are sold immediately in the secondary market.

     Beginning in the mid-1990s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. During the past 24 months, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations.

     One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Freddie Mac and Fannie Mae standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates.
Depending on market conditions, the ongoing servicing of these loans is at times retained by Great Southern and at other times released to the purchaser of the loan. Great Southern retains substantially all of the adjustable-rate mortgage loans in its portfolio.

     Another principal lending activity of Great Southern, which has become more prevalent in recent years, is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounts for approximately 38% of the portfolio at December 31, 1998.

     In addition, Great Southern in recent years has increased its emphasis on the origination of commercial business loans, home equity loans, consumer loans and student loans, and is also an issuer of letters of credit. See "-- Commercial Business Lending," "- Classified Assets," and "- Loan Delinquencies and Defaults" below. Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.

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

     Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $100,000 ($240,000 in the case of fixed-rate one-to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the CEO of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

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

                                    December 31,                                June 30,
                                 ---------------  -----------------------------------------------------------------
                                       1998             1998             1997              1996             1995
                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                  Amount    %      Amount     %      Amount    %      Amount    %      Amount    %
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
                                                              (Dollars in thousands)
Real Estate Loans:
  Residential
    One- to four- family         $218,477  29.3% $219,242  31.2%  $244,767  39.5%  $249,348  42.5%  $243,771  43.5%
    Other residential              85,828  11.5    89,141  12.7     95,886  15.4     81,191  13.8     77,744  13.9
  Commercial                      261,201  35.0   244,017  34.7    191,556  30.8    172,478  29.4    133,244  23.8
  Residential Construction:
    One- to four-family            33,292   4.4    16,032   2.3      9,529   1.5     13,455   2.3     13,319   2.4
    Other residential               6,553    .9     5,993    .8      4,243    .7     13,533   2.3     23,804   4.2
  Commercial construction          19,952   2.7    27,156   3.9     21,932   3.5     16,518   2.8     27,273   4.9
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
    Total real estate loans       625,303  83.8   601,581  85.6    567,913  91.4    546,523  93.1    519,155  92.7
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
Other Loans:
  Consumer loans:
    Guaranteed student loans       15,931   2.1     12,736   1.8     11,592   1.9     11,256   1.9     11,822   2.1
    Automobile                     37,152   5.0     23,120   3.3      6,006    .9      6,062   1.1      5,651   1.0
    Home equity and improvement     9,292   1.3      5,849    .8      4,183    .7      3,688   0.6      3,518   0.6
    Other                             992    .1      4,862    .7      5,885    .9      5,921   1.0      5,272   1.0
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total Consumer loans         63,367   8.5     46,567   6.6     27,666   4.4     26,927   4.6     26,263   4.7
  Commercial business loans        57,179   7.7     54,722   7.8     25,959   4.2     13,737   2.3     14,515   2.6
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
        Total other loans         120,546  16.2    101,290  14.4     53,625   8.6     40,664   6.9     40,778   7.3
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
           Total loans            745,849 100.0%   702,870 100.0%   621,538 100.0%   587,187 100.0%   559,933 100.0%
                                          =====            =====            =====            =====            =====
Less:
  Loans in process                 28,823           28,497           18,812           22,383           22,316
  Deferred fees and discounts       1,779            2,774            3,493            3,689            3,761
  Allowance for loan losses        16,928           16,373           15,524           14,356           14,601
                                  -------          -------          -------          -------          -------
Total loans receivable, net      $698,319         $655,226         $583,709         $546,759         $519,255
                                  =======          =======          =======          =======          =======

     The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.


                                   December 31,                                  June 30,
                                 ---------------  ------------------------------------------------------------------
                                       1998              1998             1997             1996             1995
                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                  Amount     %     Amount     %     Amount     %     Amount     %     Amount     %
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
                                                              (Dollars in thousands)
Fixed-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family       $ 13,016   1.8   $ 12,799   1.8%  $ 12,305   2.0%  $ 13,212   2.2%  $ 14,260   2.5%
      Other Residential            39,661   5.3     34,757   5.0     34,467   5.6     34,413   5.9     32,515   5.8
    Commercial                     60,757   8.2     28,004   4.0      5,865    .9     25,374   4.3     12,774   2.3
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total real estate loans     113,434  15.3     75,560  10.8     52,637   8.5     72,999  12.4     59,549  10.6
    Consumer loans                 37,080   4.9     27,319   3.9     10,769   1.7     12,844   2.2     11,706   2.1
    Commercial business loans      11,956   1.6      1,645    .2        502    .1        415   0.1        994   0.2
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total fixed-rate loans      162,470  21.8    104,524  14.9     63,908  10.3     86,258  14.7     72,249  12.9
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
Adjustable-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family        205,461  27.5    206,443  29.4    232,462  37.4    236,136  40.2    229,510  41.0
      Other Residential            46,167   6.2     54,384   7.7     61,419   9.9     46,778   8.0     45,228   8.1
    Commercial                    200,444  26.9    216,013  30.7    185,691  29.9    147,104  25.0    120,470  21.5
    Residential construction:
      One- to four-family          33,292   4.4     16,032   2.3      9,529   1.5     13,455   2.3     13,319   2.4
      Other residential             6,553    .9      5,993    .9      4,243    .7     13,533   2.3     23,804   4.2
    Commercial construction        19,952   2.7     27,156   3.9     21,932   3.5     16,518   2.8     27,273   4.9
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total real estate loans     511,869  68.6    526,021  74.9    515,276  82.9    473,524  80.6    459,604  82.1
    Consumer loans                 26,287   3.5     19,248   2.7     16,897   2.7     14,083   2.4     14,559   2.6
    Commercial business loans      45,223   6.1     53,077   7.5     25,457   4.1     13,322   2.3     13,521   2.4
                                  ------  -----    ------- -----    ------- -----    ------- -----    ------- -----
      Total adjustable-rate loans 583,379  78.2    598,346  85.1    557,630  89.7    500,929  85.3    487,684  87.1
                                  ------- -----    ------- -----    ------- -----    ------- -----    ------- -----
        Total loans               745,849 100.0%   702,870 100.0%   621,538 100.0%   587,187 100.0%   559,933 100.0%
                                          =====            =====            =====            =====            =====
Less:
    Loans in process               28,823           28,497           18,812           22,383           22,316
    Deferred fees and discounts     1,779            2,774            3,493            3,689            3,761
    Allowance for loan losses      16,928           16,373           15,524           14,356           14,601
                                  -------          -------          -------          -------          -------
  Total loans receivable, net    $698,319         $655,226         $583,709         $546,759         $519,255
                                  =======          =======          =======          =======          =======


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

Lending Activities - Residential Real Estate Lending

     At December 31, 1998 and June 30, 1998, loans secured by residential real estate totaled $304 million and $308 million, respectively, and represented approximately 40.8% and 43.8%, respectively, of the Bank's total loan portfolio. Compared to historical rate levels, fixed rates were low and on the decline during fiscal year June 30, 1998 and the first quarter of the short fiscal year ended December 31, 1998. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans during the two periods, and accounted for the decline in the Bank's residential real estate loan portfolio during these two periods.

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

     The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since adjustable-rate mortgage loans have not been subject to an interest rate environment which causes them to adjust to the maximum, such loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Further, the adjustable-rate mortgages offered by Great Southern, as well as by many other financial institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate. The Bank has not experienced a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment in recent years.

     In underwriting one- to four-family residential real estate loans, Great Southern evaluates the borrower's ability to make monthly payments and the value of the property securing the loan. It is the policy of Great Southern that all loans in excess of 80% of the appraised value of the property be insured by a private mortgage insurance company approved by Great Southern for the amount of the loan in excess of 80% of the appraised value. In addition, Great Southern requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. In the case of fixed-rate loans, the Bank generally enforces these due on sale clauses to the extent permitted by law.


Lending Activities - Commercial Real Estate and Construction Lending

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

     At December 31, 1998 and June 30, 1998, loans secured by commercial real estate totaled $261 million and $244 million, respectively, or approximately 35.0% and 34.7%, respectively, of the Bank's total loan portfolio. At December 31, 1998 and June 30, 1998, construction loans secured by projects under construction and the land on which the projects are located aggregated $60 million and $49 million, respectively, or 8.0% and 7.0%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, the majority of which are tied to the Bank's prime rate. At the date of origination, the amounts of the loan commitments with respect to substantially all of these loans did not exceed between 75% and 80% of the appraised value of the properties securing the loans.

     The Bank's construction loans generally have terms of one year or less. The construction loan agreements for one- to four-family and other residential projects generally provide that principal payments are required as individual condominium units or single-family houses are built and sold to a third party. This insures the remaining loan balance, as a proportion to the value of the remaining security, does not increase. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request. Normally, Great Southern's construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

     The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. Current law subjects state chartered banks to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 1998, this limit was approximately $11.9 million. See "Regulation". At December 31, 1998 the Bank was in compliance with the loans-to-one borrower limit.

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

Lending Activities - Commercial Business Lending

     At December 31, 1998 and June 30, 1998, respectively, Great Southern had $57.2 million and $54.7 million in commercial business loans outstanding, or 7.7% and 7.8%, respectively, of the Bank's total loan portfolio. Great Southern's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

     Great Southern expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio by originating loans, subject to market conditions and to applicable regulatory restrictions. See "Supervision and Regulation" below.

     The following table sets forth information regarding the number and amount of the Bank's commercial business loans as of December 31, 1998. The amounts shown do not reflect allowances for losses. See "- Classified Assets" and "- Loan Delinquencies and Defaults." The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                         Outstanding
                                                                Number    Principal
                                                               of Loans    Balance
                                                               --------  -----------
                                                              (Dollars in thousands)
Secured Loans:
  Accounts receivable, floor plans, inventory and equipment      170     $28,280
  Stocks and bonds                                                32      17,357
  Deposit accounts and promissory notes                           48       6,581
  Other                                                           62       3,236
                                                                 ---      ------
    Total secured loans                                          312      55,454
Unsecured Loans                                                   34       1,725
                                                                 ---      ------
  Total Commercial Business Loans                                346     $57,179
                                                                 ===      ======

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

     As part of its commercial business lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 1998, Great Southern had 54 letters of credit outstanding in the aggregate amount of $9.8 million. Approximately 83% of the aggregate amount of these letters of credit were secured, including one $8.2 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

     Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $63.4 million and $46.6 million at December 31, 1998 and June 30,1998, respectively, or 8.5% and 6.6%, respectively, of the Bank's total loan portfolio.

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

     Beginning in fiscal year June 30, 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. While the Bank's initial concentrated effort has been on automobiles, the program is available for use with most tangible products where financing of the product is provided through the seller.

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

     Great Southern also purchases whole real estate loans and participation interests in real estate loans from Freddie Mac as well as private investors, such as other banks, thrift institutions and life insurance companies. Great Southern may limit its ability to control its credit risk when it purchases participations in such loans. The terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower or information about the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

     Beginning in fiscal June 30, 1998, Great Southern increased the number and amount of commercial real estate and commercial business loan participations. Due to changes in the financial institutions market locally, there have been several experienced bank executives start up new banks. These banks do not have the capital to handle larger commercial credits. Great Southern subjects these loans to the normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The bank purchased $ 5.8 million of these loans in the six months ended December 31, 1998 and $ 13.0 million in fiscal June 30, 1998

     During the short fiscal year ending December 31, 1998 and the four fiscal years ending June 30, 1998, there were no whole loan purchases by the Bank. At December 31, and June 30, 1998, approximately $7.5 million, or 1.0% and $10.6 million, or 1.5%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

     Great Southern also sells whole real estate loans and participation interests in real estate loans to Freddie Mac as well as private investors, such as other banks, thrift institutions and life insurance companies. These loans and loan participations are generally sold without recourse and for cash in amounts equal to the unpaid principal amount of the loans or loan participations determined using present value yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. However, loan participations sold in recent years have primarily been with Great Southern releasing control of the servicing of the loan.

     The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $26.1 million, $72.6 million and $26.6 million during the short fiscal year ended December 31, 1998 and the fiscal years ended June 30, 1998 and 1997, respectively. Sales of whole real estate loans and participations in real estate loans generally can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

     Great Southern also sells guaranteed student loans to the MOHELA at the time the borrower is scheduled to begin making repayments on the loans. These loans are generally sold with limited recourse and for cash in amounts equal to the unpaid principal amount of the loans and a premium based on average borrower indebtedness. The premium is based on a sliding scale with a higher premium paid for a larger average borrower indebtedness and a lower premium paid for a smaller average borrower indebtedness.

     The Bank sold guaranteed student loans in aggregate amounts of $3.1 million, $9.7 million and $7.7 million during the short fiscal year ended December 31, 1998 and the fiscal years ended June 30, 1998 and 1997, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

     Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the short fiscal year ended December 31, 1998 and fiscal years ended June 30, 1998 and 1997 were $386,000 $1,125,000 and $521,000, respectively. Of these amounts, $31,000, $125,000 and
$120,000, respectively, were gains from the sale of guaranteed student loans and $355,000, $1,000,000 and $400,000, respectively, was gains from the sale of fixed-rate residential loans.

     Prior to fiscal 1996, when whole real estate loans were sold, the Bank primarily retained the responsibility for servicing the loans. The Bank receives a servicing fee for performing these services. The Bank had the servicing rights for approximately $57 million, $60 million and $70 million at December 31, 1998 and June 30, 1998 and 1997, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the short year ended December 31, 1998 and the fiscal years ended June 30, 1998 and 1997 of $189,000, $261,000 and $272,000, respectively.

     In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $301,000, $502,000 and $916,000 for the short year ended December 31, 1998 and the fiscal years ended June 30, 1998 and 1997, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this issue see Note 1 of Notes to Consolidated Financial Statements.


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

     The Bank has maintained a strong lending presence in the Branson area during recent years primarily due to the substantial growth in the area. While management believes the loans it has funded have been originated pursuant to sound underwriting standards, and individually have no unusual credit risk, the short period of time in which the Branson area has grown, the reduction in values of real estate and the lower than expected increase in tourists visiting the area during recent years, causes some concern as to the credit risk associated with the Branson area as a whole. Due to this concern and the overall growth of the loan portfolio, and more specifically the growth of the commercial business, consumer and commercial real estate loan portfolios, management provided increased levels of loan loss allowances over the past few years.

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

     At December 31, and June 30, 1998, Great Southern had an allowance for losses on loans and foreclosed assets of $16.9 million and $16.4 million, respectively, of which $3.3 million and $3.1 million, respectively, had been allocated as an allowance for specific loans, $0 and $0, respectively, had been allocated for foreclosed assets and $0.7 million and $1.5 million, respectively, had been allocated for impaired loans. The allowances are discussed further in Notes 3 and 4 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.


The allowance for losses on loans at the date indicated is summarized as follows.  The table is based on information prepared in accordance with generally accepted accounting principles.

                       December 31,                                  June 30,
                     ----------------  -----------------------------------------------------------------------
                          1998              1998             1997               1996               1995
                     ----------------  ----------------  ----------------  -----------------  ----------------
                               % of              % of              % of              % of              % of
                             Loans to          Loans to          Loans to          Loans to          Loans to
                               Total             Total             Total             Total             Total
                      Amount   Loans    Amount   Loans    Amount   Loans   Amount    Loans    Amount   Loans
                     -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                      (Dollars in thousands)
One- to four-family
  residential and
  construction       $   931   33.4%   $   811   33.5%   $ 1,039   41.0%   $   757   44.8%   $   670   45.9%
Other residential
  and construction       613   12.4        615   13.5         35   16.1        503   16.1        480    8.1
Commercial real estate
  and construction
  and commercial
    business           7,147   45.7     11,348   46.4      9,699    38.5     7,875   34.5      7,596   31.3
Consumer                 465    8.5        743    6.6        502     4.4       488    4.6        546    4.7
Unallocated            7,772    0.0      2,586    0.0      4,249     0.0     4,733    0.0      5,309    0.0
                      ------  -----     ------  -----     ------  -----      -----  -----      -----  -----
    Total            $16,928  100.0%   $16,373  100.0%   $15,524  100.0%   $14,356  100.0%   $14,601  100.0%
                      ======  =====     ======  =====     ======  =====      =====  =====      =====  =====

     The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

Year Ended                                December 31,                      June 30,
                                          ------------ ----------------------------------------------
                                              1998         1998         1997         1996         1995
                                            -------      -------      -------      -------      -------
                                                              (Dollars in thousands)
Balance at beginning of period              $16,373      $15,524      $14,356      $14,601      $13,636
                                             ------       ------       ------       ------       ------
Charge-offs:
  One- to four-family residential                 0           45          185          189           13
  Other residential                             187           67           34        1,072          474
  Commercial real estate                        185          529          364          509          227
  Construction                                    0           82           14            0            0
  Consumer                                    1,077          287           70          198           48
  Commercial business                            50          133            9           25          120
                                             ------       ------       ------       ------       ------
    Total charge-offs                         1,499        1,143          676        1,993          882
                                             ------       ------       ------       ------       ------
Recoveries:
  One- to four-family residential               147           22            0           33            0
  Other residential                               0            1           11            0            0
  Commercial real estate                          0           68           88          136          442
  Consumer                                      552           10            9           48           22
  Commercial business                            64           38           30           80           64
                                             ------        ------       ------       ------       ------
    Total recoveries                            763          139          138          297          528
                                             ------       ------       ------       ------       ------
Net charge-offs (recoveries)                    736        1,004          538        1,696          354
Provision for losses on loans
        (charged to expense)                  1,291        1,853        1,706        1,451        1,319
                                             ------       ------       ------       ------       ------
Balance at end of period                    $16,928      $16,373      $15,524      $14,356      $14,601
                                             ======       ======       ======       ======       ======
Ratio of net charge-offs to
        average loans outstanding             0.23%        0.16%        0.09%        0.32%        0.07%
                                              ====         ====         ====         ====         ====


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

     Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The President and Senior Lending Officer also work with the commercial loan officers to see that necessary steps are taken to collect such delinquent loans. In addition, the Bank has a Problem Loan Committee which meets at least monthly and reviews all commercial loans 30 days or more delinquent as well as other loans not 30 days delinquent which management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

     The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 1998.

                                           Loans Delinquent for 30-89 Days
                                         -----------------------------------
                                                                Percent of
                                                             Total Delinquent
                                          Number    Amount        Loans
                                         -------- ---------- ---------------
                                                (Dollars in Thousands)
Real Estate:
  One- to four-family...............        344     $15,151         64%
  Other residential.................         --          --         --
  Commercial........................         18       5,889         25
  Construction or development.......         14       1,224          5
Consumer............................        135       1,065          4
Commercial business.................         13         391          2
                                            ---      ------        ---
     Total..........................        524     $23,720        100%
                                            ===      ======        ===

Classified Assets

     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off-balance sheet items classified at December 31, 1998.

                                                                        Total      Allowance
            Asset Category        Substandard   Doubtful     Loss    Classified   for Losses
        -----------------------   -----------   --------     ----    ----------   ----------
                                                  (Dollars in thousands)
        Loans                       $17,246      $   12      $117      $17,375      $16,928
        Foreclosed assets             2,620          --        --        2,620           --
                                     ------       -----       ---       ------       ------
            Total                   $19,866      $   12      $117      $19,995      $16,928
                                     ======       =====       ===       ======       ======

     The table below sets forth the amounts and categories of non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank's loan portfolio at the times indicated. Loans generally are placed on non-accrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful. For all years presented, the Bank has not had any troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. It has been the Bank's practice to sell its foreclosed assets to new borrowers and originate loans with higher loan-to-value ratios than those generally allowed for the Bank's one- to four-family residential loans. For such loans originated in fiscal 1993 or fiscal 1994, the Bank adopted a policy of presenting such loans in the non-performing assets category until sufficient payments of principal and interest are received or the loan has a 90% loan-to-value ratio. The majority of the loans presented in this category are performing and the Bank is accounting for the interest on these loans on the accrual method.

                                       December 31,                      June 30,
                                       ------------    -------------------------------------------
                                           1998          1998        1997        1996        1995
                                         -------       -------     -------     -------     -------
                                                                         (Dollars in thousands)
Non-accruing loans:
  One- to four-family residential        $   137       $   522     $ 2,018     $ 1,195     $   149
  Other residential                        2,554         4,535       3,826         934          --
  Commercial real estate                   2,496         1,687         316       1,407       2,004
  One- to four-family construction             0            91         655         121          --
  Consumer                                    33           147         219         202         260
  Commercial business                      1,061            80         600         744         652
  Commercial construction                  1,137            --          --         851          --
                                          ------        ------      ------      ------      ------
    Total non-accruing loans               7,418         7,062       7,634       5,454       3,065
                                          ------        ------      ------      ------      ------
Loans over 90 days delinquent
  still accruing interest:
    One- to four-family residential        2,243            --          --          --          --
    Consumer                                 244            --          --          --          --
    Commercial business                      241            --          --          --          --
                                          ------        ------      ------      ------      ------
    Total over 90 days accruing loans      2,728            --          --          --          --
                                          ------        ------      ------      ------      ------
Loans in connection with sales of
  foreclosed assets                           --           145         246         453         775
                                          ------        ------      ------      ------      ------
    Total non-performing loans            10,146         7,207       7,880       5,907       3,840
                                          ------        ------      ------      ------      ------
Foreclosed assets:
  One- to four-family residential            438           400         544         517         695
  Other residential                        1,075           175       1,150       7,121       3,359
  Commercial real estate                   1,297         4,176       4,276       3,309       4,878
                                          ------        ------      ------      ------      ------
    Total foreclosed assets                2,810         4,751       5,970      10,947       8,932
                                          ------        ------      ------      ------      ------
Total non-performing assets              $12,956       $11,958     $13,850     $16,854     $12,772
                                          ======        ======      ======      ======      ======
Total non-performing assets as a
      percentage of average total assets    1.75%         1.60%       2.07%       2.45%       2.18%
                                            ====          ====        ====        ====        ====


     Impaired loans totaled $10,146,000 at December 31, 1998 and $9,485,000 at June 30, 1998.

     For the six months ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $593,000. The amount that was included in interest income on such loans was $225,000 for the six months ended December 31, 1998.

     The level of non-performing assets is primarily attributable to the Bank's commercial real estate, other residential, construction and commercial business lending activities. These activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in fiscal June 30, 1996, and at a rate less than that of the Bank's commercial lending portfolio in the six months ended December 31, 1998 and in fiscal June 30, 1995, 1997 and 1998. For a discussion of the risks associated with these activities, see the discussions under the heading "- Commercial Real Estate and Construction Lending" and "- Commercial Business Lending" above.

Investment Activities

     The Bank's investment securities portfolio at December 31, 1998 contained one security with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies. This security was issued by The Missouri Development Finance Board and has an aggregate book and market value of approximately $9,920,000 at December 31, 1998. The Bank's investment securities portfolio at June 30, 1998 contained no securities (tax exempt or of any issuer) with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies.

     As of December 31, 1998 and June 30, 1998, the Bank held approximately $59.0 million and $50.4 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had market values of approximately $59.2 million and $50.5 million, respectively. In addition, as of December 31, 1998 and June 30, 1998, the Company held approximately $6.5 million and $6.4 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale.

This issue is discussed further in Notes 1 and 2 of Notes to Consolidated Financial Statements.

     The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

                                                              December 31, 1998
                                              --------------------------------------------------
                                                              Gross        Gross     Approximate
                                              Amortized    Unrealized    Unrealized     Fair
                                                 Cost         Gains        Losses       Value
                                              ---------    ----------    ----------  -----------
                                                            (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Equity securities                            $ 5,926        $550         $  0       $ 6,476
                                                ======         ===          ===         =====
HELD-TO-MATURITY SECURITIES:
  U.S. Treasury                                $   602        $  2         $  0       $   604
  U.S. government agencies                      46,966         177           10        47,133
  States and political subdivisions             11,470           7            0        11,477
                                                ------         ---          ---        ------
    Total held-to-maturity securities          $59,038        $186         $ 10       $59,214
                                                ======         ===          ===        ======

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
                                                ======         =====        ===        ======

     The following table presents the contractual maturities and weighted average yields of held-to-maturity securities at December 31, 1998. The table is based on information prepared in accordance with generally accepted accounting principles.

                                             Amortized  Approximate
                                      Cost     Yield    Fair Value
                                    -------  ---------  -----------
                                        (Dollars in thousands)
In one year or less                 $18,150     6.19%     $18,218
After one through five years         39,338     5.79%      39,439
After five  through ten years         1,550     4.97%       1,557
                                     ------                ------
    Total                           $59,038               $59,214
                                     ======                ======


Sources of Funds

     General. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes.
In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines, Iowa ("FHLBank"), loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates as well as the volume of originations.

     Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates. In recent years, the Bank has been required by market conditions to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and regulated fixed-interest-rate, fixed-term certificates that were the Bank's primary source of deposits prior to 1978. The Bank offers regular passbook accounts, checking accounts, various money market accounts, fixed-interest-rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts. The composition of the Bank's deposits at the end of recent periods is set forth in
Note 6 of Notes to Consolidated Financial Statements.

     Brokered deposits. After the reduction of deposit insurance premiums in the last calendar quarter of 1996, the brokered deposit market became a viable alternative source to fund the Bank's loan demand. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The average investor is estimated to have a balance of less than $20,000. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks.

     Unlike non-brokered deposits where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered deposit can only be withdrawn in the event of the death, or court declared mental incompetence of the depositor. This allows the Bank to better manage the maturity of its deposits

     The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Company at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                    December 31,                      June 30,
                                ------------------   ------------------------------------------
                                        1998                1998                   1997
                                ------------------   ------------------     -------------------
                                           Percent              Percent                 Percent
                                 Amount   of Total    Amount   of Total       Amount   of Total
                                --------  --------   --------  --------     ---------  --------
                                                 (Dollars in thousands)
Time deposits:
    0.00% -   3.99%             $    435      .07    $     62      .01      $    724      .16%
    4.00% -   4.99%               69,178    11.58      17,476     3.18        14,166     3.10
    5.00% -   5.99%              259,844    43.48     257,704    46.87       212,238    46.51
    6.00% -   6.99%               32,262     5.40      51,064     9.29        51,540    11.29
    7.00% -   7.99%                3,845      .64       3,711      .68        12,326     2.70
    8.00%  - 10.25%                  240      .04         251      .05           507      .11
                                 -------   ------     -------   ------       -------   ------
Total Time deposits              365,804    61.21     330,268    60.08       291,501    63.87
Non-interest-bearing
   demand deposits                43,211     7.23      29,375     5.34        14,572     3.20
Savings deposits
   (2.50%-2.51%-2.51%)            32,190     5.39      34,644     6.30        35,065     7.68
Interest-bearing demand deposits
   (2.39%-2.36%-2.41%)           156,420    26.17     155,485    28.28       115,232    25.25
                                 -------   ------     -------   ------       -------   ------
Total Deposits                  $597,625   100.00%   $549,772   100.00%     $456,370   100.00%
                                 =======   ======     =======   ======       =======   ======

     A table showing rate and maturity information for the Bank's time deposits as of December 31, 1998 is presented in Note 6 of Notes to Consolidated Financial Statements.

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

                                   Short Period Ended        Year Ended June 30,
                                      December 31,        -------------------------
                                          1998               1998           1997
                                   ------------------     ----------     ----------
                                               (Dollars in thousands)
     Opening balance                  $  549,772          $  456,370     $  395,238
     Deposits                          1,976,345           2,716,544      2,143,074
     Withdrawals                       1,937,481           2,637,581      2,092,700
     Interest credited                     8,989              14,439         10,758
                                       ---------           ---------      ---------
     Ending Balance                   $  597,625          $  549,772     $  456,370
                                       =========           =========      =========
     Net increase                        $47,853             $93,402        $61,132
                                          ======              ======         ======
     Percent increase                       8.70%              20.47%         15.47%
                                            ====               =====          =====

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31,
1998.  The table is based on information prepared in accordance with generally accepted accounting principles.

                                                             Maturity
                                    ---------------------------------------------------------
                                        3        Over 3        Over       Over
                                     Months      Months to   6 to 12       12
                                     or Less     6 Months     Months      Months       Total
                                    --------     ---------   --------    --------     --------
                                                      (Dollars in thousands)
Time deposits:
  Less than $100,000                $ 52,273     $ 38,367     $25,720    $ 23,066     $139,426
  $100,000 or more                    27,389       13,740      16,597      15,616       73,342
  Brokered                            28,169       17,439      13,424      88,613      147,645
  Public funds (1)                     2,077        2,235         977         102        5,391
                                     -------      -------      ------     -------      -------
    Total                           $109,908     $ 71,781     $56,718    $127,397     $365,804
                                     =======      =======      ======     =======      =======

(1)  Deposits from governmental and other public entities.

     Borrowings. Great Southern's other sources of funds include advances from the FHLBank, Qualified Loan Review arrangement and treasury tax & loan note option with the Federal Reserve Bank and, prior to converting to a state trust charter at June 30, 1998, included collateralized borrowings.

     As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. FIRREA requires that all long-term FHLBank advances be for the purpose of financing residential housing. Pursuant to FIRREA, the Federal Housing Finance Board has promulgated regulations that establish standards of community investment for FHLBank members to maintain continued access to long-term advances. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. The Bank has a $50 million revolving line of credit with the FHLBank, which provides for immediately available funds. At December 31, 1998, none of the revolving line was in use with $50 million remaining available. The Bank can draw these funds for lending or other liquidity needs with some limitations.

     The Federal Reserve Bank ("FRB") has a Qualified Loan Review ("QLR") program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be; (i) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (ii) a temporary spike in interest rates on other fund sources that are being used; or (iii) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 1998 that would have allowed approximately $210.5 million to be borrowed under the above arrangement.

     The Company has borrowing arrangements in place with the brokerage firms it conducts business with to borrow on margin against its available-for-sale securities. Theses borrowings are limited to a percent of the market value of the collateral, generally 50%, and are used by the Company for short-term cash needs including the purchase of available-for-sale securities and the purchase of the Company's stock.

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

                           Short Period Ended   Year Ended June 30,
                              December 31,      --------------------
                                  1998             1998       1997
                           ------------------   --------------------
                                       (Dollars in thousands)
Maximum Balance:
  FHLBank advances                $169,593       $211,270   $207,576
  Collateralized borrowings          2,387        41,176     28,744

Average Balances:
  FHLBank advances                $147,839      $161,913   $166,023
  Collateralized borrowings            770        32,234     18,894

The following table sets forth certain information as to the Company's FHLBank advances and collateralized borrowings at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.
                              December 31,         June 30,
                              ------------    -------------------
                                  1998           1998       1997
                               --------       --------    -------
                                         (Dollars in thousands)

FHLBank advances               $158,452       $169,509    $151,822
Collateralized borrowings            --             --      28,744
Other borrowings                    798             --          --
                                -------        -------     -------
  Total borrowings             $159,250       $169,509    $180,566
                                =======        =======     =======

Weighted average interest
  rate of FHLBank advances        5.60%          6.00%       6.42%
                                  ====           ====        ====
Weighted average interest rate
  of collateralized
  and Other borrowings            7.20%          n/a        3.24%
                                  ====           ====       ====

Subsidiaries

     Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3% of its assets in service corporations. At December 31, 1998, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $1.3 million. GSFC is incorporated under the laws of the State of Missouri. This subsidiary is primarily engaged in the following activities:

     Appraisal Services. Appraisal Services, Inc., incorporated in 1976, is a wholly-owned subsidiary of GSFC and performs primarily residential real estate appraisals for a number of clients, the majority of which is for the Bank and its loan customers. Appraisal Services, Inc. had net income of $6,000 and $3,000 in the six months ended December 31, 1998 and 1997, respectively, and $13,000 in the fiscal year ended June 30, 1998.

     General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $58,000 and $65,000 in the six months ended December 31, 1998 and 1997, respectively, and $145,000 in the fiscal year ended June 30, 1998.

     Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 1998, it was the largest travel agency based in southwestern Missouri and estimated to be in the top 5% (based on gross revenue) of travel agencies nation-wide. Great Southern Travel operates from 26 full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $119,000 and $57,000 in the six months ended December 31, 1998 and 1997, respectively, and $122,000 in the fiscal year ended June 30, 1998.

     GSB One, L.L.C. At December 31, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $256 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was incorporated in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

     GSB Two, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998. GSB Two is a Real Estate Investment Trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $8.2 million in the six months ended December 31, 1998 and no material net income or loss in the fiscal year ended June 30, 1998.

     Great Southern Capital Management, Inc. At December 31, 1998, the Bank's total investment in Great Southern Capital Management ("Capital Management") was $425,000. Capital Management was incorporated and organized in 1988 under the laws of the state of Missouri. Capital Management is a registered broker/dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). Capital Management offers a full line of financial consultation, investment counseling and discount brokerage services including execution of transactions involving stocks, bonds, options, mutual funds and other securities. In addition, Capital Management is registered as a municipal securities dealer. Capital Management operates through Great Southern's branch office network. Capital Management had net income of $36,000 and $153,000 in the six months ended December 31, 1998 and 1997, respectively, and $279,000 in the fiscal year ended June 30, 1998.



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





Employees

     At December 31, 1998, the Bank and its affiliates had a total of 597 employees, including 292 part-time employees. None of the Bank's employees is represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

     The Federal banking agencies have adopted capital-related regulations. Under those regulations, a bank will be well capitalized if it: (i) has a risk-based capital ratio of 10% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) has a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a risk-based capital ratio of 8% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) has a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets are 3% or greater). As of December 31, 1998, the Bank was "well capitalized."

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

     The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 1998, the Company was "well capitalized."

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

     The FDIC collects assessments against BIF and SAIF assessable deposits to be paid to the Financing Corporation (the FICO") to service interest on FICO debt issued during the 1980's. Beginning January 1997, the FICO assessment rate was set at .0648% for SAIF insured deposits and .013% on BIF insured deposits.

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


Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against net transaction accounts of $47.0 million or less (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against the portion of total transaction accounts in excess of such amount. In addition, a reserve of between 0% to 9% (subject to adjustment by the Federal Reserve Board) must be maintained on non-personal time deposits. Under current regulations, this reserve percentage is 0%. The Bank may elect not to maintain reserves against approximately $4.7 million in accounts subject to these reserve requirements. At December 31, 1998, the Bank was in compliance with these reserve requirements.

     Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the Federal Reserve Bank. See "Sources of Funds - Borrowings" above.


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

     As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year (if less than 30% of its assets were so invested, the calculation must be made as if 30% of its assets were so invested), or 5% (or such greater percentage as established by the FHLBank) of its outstanding FHLBank advances. At December 31, 1998, Great Southern had $9.5 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five and one-half years, such dividends have averaged 7.25% and were 6.63% for the six months ended December 31, 1998. Certain provisions of FIRREA require all 12 FHLBanks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

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

     There are collateral requirements for FHLBank advances. First, all advances must be fully secured by sufficient collateral as determined by the FHLBank. FIRREA prescribed eligible collateral as fully disbursed, whole first mortgage loans not more than 60 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLBank deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. All members' stock in the FHLBank also serves as collateral for indebtedness to the FHLBank. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew advances outstanding on the date of enactment of FIRREA. All long-term advances are required to be used to provide funds for residential home financing. The FHFB has established standards of community service that members must meet to maintain access to long-term advances.
FIRREA authorizes the FHLBanks to make short-term liquidity advances to solvent associations in poor financial condition but with prospects of improving. In addition, pursuant to FHFB regulations, each FHLBank is required to establish programs for affordable housing that involve interest subsidies from the FHLBanks on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable rental housing, and certain other community purposes.



Legislative and Regulatory Proposals

     Any changes in the extensive regulatory scheme to which the Company or the Bank is and will be subject, whether by any of the Federal banking agencies or Congress, could have a material effect on the Company or the Bank, and they cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have.

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


General

     The Company and its subsidiaries file a consolidated federal income tax return using the accrual method of accounting, with the exception of GSB Two who files a separate return as a REIT. All corporations joining in the consolidated federal income tax return are jointly and severally liable for taxes due and payable by the consolidated group. The following discussion primarily focuses upon the taxation of the Bank, since the federal income tax law contains certain special provisions with respect to banks.

     Financial institutions, such as the Bank, are subject, with certain exceptions, to the provisions of the Code generally applicable to corporations.


Bad Debt Reserves

     Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank).
The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters.
The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for two years. The amount of post 1987 recapture for the Bank is estimated at $5 million which would create tax of approximately $1.7 million, or $283,333 per year for each of the six years. The $1.7 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid.

     Beginning with the year ending June 30, 1997, the Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.


Interest Deduction

     In the case of a financial institution, such as the Bank, no deduction is allowed for the pro rata portion of its interest expense which is allocable to tax-exempt interest on obligations acquired after August 7, 1986. A limited class of tax-exempt obligations acquired after August 7, 1986 will not be subject to this complete disallowance rule. For tax-exempt obligations acquired after December 31, 1982 and before August 8, 1986 and for obligations acquired after August 7, 1986 that are not subject to the complete disallowance rule, 80% of interest incurred to purchase or carry such obligations will be deductible. No portion of the interest expense allocable to tax-exempt obligations acquired by a financial institution before January 1, 1983, which is otherwise deductible, will be disallowed. The interest expense disallowance rules cited above do not significantly impact the Bank.

Alternative Minimum Tax

     Corporations generally are subject to a 20% corporate alternative minimum tax ("AMT"). A corporation must pay the AMT to the extent it exceeds that corporation's regular federal income tax liability The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986; and (ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined. A portion of the AMT paid, if any, may be credited against future regular federal income tax liability. In addition, for taxable years beginning after 1986 and before 1996, corporations generally were also subject to an environmental tax equal to 0.12% of the excess of the alternative minimum taxable income (computed without regard to any net operating loss deduction) for a taxable year in excess of $2 million.


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

     The Company and all subsidiaries are subject to an income tax that is imposed on the corporation's net income at the rate of 6.25% for fiscal year 1998. The return is filed on a consolidated basis by all members of the consolidated group including the Bank, but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return.


Delaware Taxation

     As a Delaware corporation, the Company is required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of Company common stock.


Examinations

     The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service with respect to consolidated federal income tax returns, and as such, these returns have been closed without audit through June 30, 1995.

Item 2. Properties.

     The following table sets forth certain information concerning the main office and each branch office of the Company at March 15, 1999. The aggregate net book value of the Company's premises and equipment was $10 million at December 31, 1998 and $9.5 million at June 30, 1998. See also Note 5 and Note 11 of the Notes to Consolidated Financial. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of Management, the facilities are adequate and suitable for the needs of the Company.

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

     The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 1998 was $2.4 million compared to $2 million at June 30, 1998. The increase is primarily in connection with the continued core system upgrade and Year 2000 discussion in "Management's Discussion and Analysis - Year 2000" in the Annual Report to Stockholders, which portions are incorporated herein by reference. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

     The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 95 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 1998 was $1.1 million compared to $943,000 at June 30, 1998. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.


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


Executive Officers of the Registrant.

     Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to
Item 401(b) of Regulation S-K, the following list is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Registrant's Definitive Proxy Statement.

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

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information.   The Company's Common Stock is listed on The NASDAQ
Stock Market under the symbol "GSBC.

     As of December 31, 1998, there were 7,802,679 total shares outstanding and approximately 900 shareholders of record

High/Low Stock Price
                       Six Months Ended             Fiscal Year
                      December 31, 1998            June 30, 1998
                     -------------------        ------------------
                       High        Low           High       Low
                      -------    -------        -------    -------
First Quarter         25 1/4      21 1/2         19 9/16     16
Second Quarter        26          21 3/4         25 7/8      19 1/8
Third Quarter           n/a        n/a           26 1/4      24
Fourth Quarter          n/a        n/a           26 3/8      25

The last inter-dealer bid for the Company's Common Stock on December 31, 1998 was $24 1/8.


Dividend Declarations
                            December 31, 1998      June 30, 1998
                            -----------------      -------------
     First Quarter                $.11                  $.10
     Second Quarter                .125                  .11
     Third Quarter                 n/a                   .11
     Fourth Quarter                n/a                   .11

Item 6.  Selected Financial Data.

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the accompanying independent accountant's opinion, and the following information is qualified by reference thereto.

                                                  Six Months Ended
                                                    December 31,               Year Ended June 30,
                                                  ----------------   -----------------------------------------
                                                         1998          1998       1997       1996       1995
                                                       --------      --------   --------   --------   --------
                                                          (Dollars in thousands, except per share data)
Summary Statement of Condition Information:
  Year-end assets                                      $836,498      $795,091   $707,841   $668,105   $622,380
  Year-end loans receivable, net                        698,319       655,226    583,709    546,759    519,255
  Year-end allowance for loan losses                     16,928        16,373     15,524     14,356     14,601
  Year-end available-for-sale securities                  6 476         6,363      7,408      4,656      3,091
  Year-end held-to-maturity securities                   59 038        50,363     49,757     49,182     46,970
  Year-end foreclosed assets held for sale, net           2,810         4,751      5,651      9,862      7,999
  Year-end allowance for foreclosed asset losses             --            --        319      1,086        933
  Year-end intangibles                                      543           626         --      1,102      1,187
  Year-end deposits                                     597,625       549,773    456,370    395,238    382,643
  Year-end total borrowings                             159,250       169,509    180,566    197,057    168,067
  Year-end stockholders' equity (retained
    earnings substantially restricted)                   68,382        67,409     60,348     67,808     62,982
  Average loans receivable, net                         647,797       624,290    561,146    536,695    486,726
  Average total assets                                  805,170       747,901    670,172    643,885    584,536
  Average deposits                                      577,820       487,386    416,041    385,734    374,011
  Average stockholders' equity                           66,997        64,212     62,200     65,355     60,942
  Year-end number of deposit accounts                    74,375        74,070     69,762     60,649     59,461
  Year-end number of full-service offices                    27            27         25         25         25


                                                       Six Months Ended
                                                         December 31,              Year Ended June 30,
                                                     -------------------  -------------------------------------
                                                       1998        1997     1998      1997      1996      1995
                                                     --------    -------  -------   -------   -------   -------
                                                                (Unudited)
                                                            (Dollars in thousands, except per share data)

Summary Income Statement Information:
  Interest income                                     $32,485    $30,041  $61,932   $55,540   $53,938   $47,110
  Interest expense                                     16,530     15,601   31,992    28,822    28,132    23,411
  Net interest income                                  15,955     14,440   29,940    26,718    25,806    23,699
  Provision for loan losses                             1,291        852    1,853     1,706     1,451     1,319
  Net interest income after provision for loan losses  14,664     13,588   28,087    25,012    24,355    22,380
  Service charge fees                                   2,390      1,753    3,841     2,785     2,382     2,273
  Net realized gains on sales of
    available-for-sale securities                         356        872    1,398       205       680        21
  Net realized gains on sales of loans                    385        461    1,125       522       540        92
  Income (expense) on foreclosed assets                   420        383      326       286       728      (243)
  Other non-interest income                             4,307      3,364    7,109     6,721     5,994     5,771
  Non-interest expenses                                11,306      9,883   20,518    20,439    16,274    15,293
  Income before income taxes                           11,216     10,538   21,368    15,091    18,405    15,001
  Provision for income taxes                            3,858      3,058    6,924     5,751     7,111     5,513
  Net income                                          $ 7,358    $ 7,480  $14,444   $ 9,340   $11,294  $  9,488













                                                       Six Months Ended                 Year Ended
                                                          December 31,                   June 30,
                                                      ------------------  --------------------------------------
                                                        1998      1997      1998      1997      1996      1995
                                                      --------  --------  --------  --------  --------  --------
                                                            (Dollars in thousands, except per share data)
Per Common Share Data:
  Basic earnings per common share:
    Net Income                                        $   .93   $   .93   $  1.79   $  1.11   $  1.27   $  1.04
  Diluted earnings per common share:
    Net Income                                            .91       .91      1.76      1.10      1.23      1.00
  Cash dividends declared                                 .235      .21       .43       .3875     .35       .30
  Book value                                             8.76      8.13      8.47      7.45      7.70      7.00
  Average shares outstanding                            7,897     8,082     8,052     8,394     8,926     9,162
  Year-end actual shares outstanding                    7,803     8,066     7,962     8,105     8,812     9,006
  Year-end fully diluted shares outstanding             8,012     8,218     8,204     8,488     9,218     9,478

Earnings Performance Ratios:
  Return on average assets                               1.83%     2.08%     1.93%     1.39%     1.75%     1.62%
  Return on average stockholders' equity                21.97     24.04     22.49     15.02     17.28     15.57
  Non-interest expense to average total assets           2.81      2.75      2.74      3.04      2.53      2.62
  Average interest rate spread                           4.02      3.78      3.79      3.79      3.82      3.86
  Year-end interest rate spread                          3.62      3.75      3.81      3.90      3.72      3.79
  Net interest margin (1)                                4.31      4.18      4.18      4.17      4.21      4.25
  Adjusted efficiency ratio (excl. foreclosed assets)   47.48     46.46     47.20     55.22     45.97     48.01
  Average interest-earning assets as a percentage
    of average interest-bearing liabilities             106.6     108.8     108.6     108.5     108.4     109.3


                                                       Six Months Ended                 Year Ended
                                                          December 31,                   June 30,
                                                      ------------------  --------------------------------------
                                                        1998      1997      1998      1997      1996      1995
                                                      --------  --------  --------  --------  --------  --------
                                                            (Dollars in thousands, except per share data)
Asset Quality Ratios:
  Allowance for loan losses/year-end loans              2.42%     2.54%     2.50%    2.66%     2.63%     2.81%
  Non-performing assets/year-end
    loans and foreclosed assets                         1.46      2.20      1.81      2.30      2.83      2.25
  Allowance for loan losses/non-performing loans      228.20    155.26    227.18    197.01    243.03    380.23
  Net charge-offs/average loans                          .23       .09       .16       .10       .32       .07
  Non-performing assets/average total assets            1.27      1.91      1.60      2.02      2.45      2.18

Capital Ratios:
  Average stockholders' equity to average assets        8.32%     8.64%     8.59%     9.28%    10.15%    10.43%
  Year-end tangible stockholders' equity to assets      8.11      8.67      8.40      8.53     10.09      9.93
  Common dividend pay-out ratio                        27.2      24.4      24.0      35.2      28.6      30.0

(1) For further discussion, refer to Management's Discussion and Analysis of Financial Condition and Results of
Operations-Average Balances, Interest Rates and Yields.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

     When used in this Annual Report to Stockholders and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake-and specifically declines any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


GENERAL

     The profitability of the Company, and more specifically, the profitability of its primary subsidiary Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings.

     The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

     The operations of the Bank, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of regulatory agencies. Deposit flows and the cost of deposits and borrowings are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

EFFECT OF FEDERAL LAWS AND REDULATIONS

     Federal legislation and regulation significantly affect the banking operations of the Company and have increased competition among savings institutions, commercial banks, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated depository institutions such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank.

     On June 30, 1998, the Bank became a state chartered trust company and the Company became a bank holding company. This change brought with it an additional set of regulations and new regulators for the Bank and Company. The new regulators may have different areas of emphasis when evaluating the operations of the Company or the Bank than the prior regulators. While this change may cause the Company or the Bank to make changes in the way they conduct business, these changes are not expected to be material to the overall operations or profitability of the Company.

RECENT CHANGES IN ACCOUNTING PRINCIPLES

     The FASB recently adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting operating segments and requires certain other disclosures about products and services, geographic areas and major customers. The disclosure requirements are effective for fiscal years beginning after December 15, 1997. The Company implemented SFAS No. 131 during the six months ended December 31, 1998 with no material impact on the Company's financial statements.

POTENTIAL IMPACT OF ACCOUNTING PRINCIPLES TO BE IMPLEMENTED IN THE FUTURE

     The FASB recently adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and may be implemented as of the beginning of any fiscal quarter after issuance.
SFAS No. 133 may not be applied retroactively. Management believes adopting SFAS No. 133 will not have a material impact on the Company's financial statements

YEAR 2000 ISSUES

     The Year 2000 issue confronting the Company and its suppliers, customers and competitors, centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000.

     Financial institution regulators have recently increased their focus upon year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The FDIC and the other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

     The Bank has experienced rapid growth in both the deposit and loan areas in recent years. Management of the Bank evaluated the need to upgrade the mission critical systems and determined conversion to a new hardware and software system was the best solution to meet the growth needs of the Bank as well as to resolve the year 2000 issues. During the six months ended December 31, 1998, the Bank completed the conversion to the Jack Henry Silverlake system for its core processing system and internal financial reporting system. The new system has been certified year 2000 compliant, was tested by the Bank for year 2000 compliance in early 1999 and is believed to be year 2000 compliant. As an integral part of upgrading the core system, the Company has also been in a program of replacing its personal computers and wide area networks with systems believed to be year 2000 compliant systems. This program was also completed during the six months ended December 31, 1998.

     A complete inventory of non-mission critical hardware and software was completed in December 1997. Non-compliant software systems are scheduled for replacement or will be discontinued. Security systems, elevators, heating and air conditioning and like items have been tested and are expected to function as usual through the date of change. Third party vendors deemed appropriate will continue to be used and have indicated their products as compliant. Testing of these and certain other systems is scheduled for completion no later than June 30, 1999.

     A budget of $2.4 million was established to complete the necessary steps previously noted. Approximately $1.8 million has been spent to date, with approximately $250,000 of these costs being expensed in the six months ended December 31, 1998 and the remaining amount being capitalized and amortized over a 3 to 5 year period. Management feels these expenses will not have a material impact on the financial condition of the Company.

     An outside consultant has been utilized throughout the process to provide an independent review of all areas. The Company's estimate of year 2000 project costs and completion dates are based on management's best estimates that have been derived utilizing numerous assumptions about future events. These estimates and actual results may differ materially.

     The insurance, investment and travel subsidiaries operate on separate computer systems from the Bank and each other. The Year 2000 Committee of the Bank has been assisting these companies in performing a Risk Assessment of their systems and taking the steps believed necessary to achieve compliance with all year 2000 issues before December 31, 1999.

     While the Company believes that its systems and technology will be compliant on January 2000 and thereafter, it faces an unquantifiable risk that third parties such as customers will encounter year 2000 problems that cause them to reduce their use of bank services, default on loans, or reduce levels of future borrowings. There is also a risk that other financial organizations that the Company maintains relations with could experience Year 2000 issues that would adversely affect the Company. Finally, if other service providers, such as public utilities or telephone companies, are not Year 2000 compliant, the Company could experience service interruptions that would make the conduct of business difficult.

     The Company has developed a contingency plan to address some of these uncertainties. It may employ back-up generators as needed to provide electric power beginning January 1, 2000. It plans to have in place a cellular based modern communications system at key branches to maintain communication with its data service providers in the event that landline communications are disrupted. Immediately before the change of the century, electronic trial balances with extended information are to be downloaded for import into local database systems. A complete backup of all files will be performed before the century change, and critical information is expected to be printed in hard copy. The Company anticipates taking other steps to assure both liquidity and security.

     The Company believes its has completed the majority of the actions necessary to achieve Year 2000 compliance for its core systems and the majority of the work necessary to achieve overall compliance. The Company expects that it will be Year 2000 compliant before the century date change. There remains, however, the possibility that problems encountered by third parties, including customers, financial organizations and other service providers, could adversely affect the Company.


ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

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

Our Risk When Interest Rates Change

     The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is Great Southern's most significant market risk.

How We Measure Our Risk of Interest Rate Changes

     In an attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor Great Southern's interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 1998, the ratio of Great Southern's one-year gap to total assets was a positive 12.8% and its ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year was 1.25.

     In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern's interest-earning assets and interest-bearing liabilities. The board of directors sets and recommends the asset and liability policies of Great Southern which are implemented by the asset and liability committee. The asset and liability committee is chaired by the President and is comprised of members of Great Southern's senior management. The purpose of the asset and liability committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board approved policies. The asset and liability committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions, and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the asset and liability committee recommends appropriate strategy changes based on this review. The President or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors, at their monthly meetings.

     In order to manage its assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, Great Southern has focused its strategies on originating adjustable rate loans, and managing its deposits and borrowings to establish stable relationships with both retail customers and wholesale funding sources.

     At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability committee may determine to increase Great Southern's interest rate risk position somewhat in order to maintain its net interest margin.

     The asset and liability committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Great Southern.

     Interest rate risk exposure estimates are not exact measures of an institution's actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Company's sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and would therefore cause a change (which potentially could be material) in the Company's interest rate risk.

     The following schedule illustrates the expected maturities of the Bank's financial instruments at December 31, 1998. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                   December 31,                                           1999
                                ------------------------------------------------                          Fair
                                  1999      2000      2001      2002      2003    Thereafter    Total     Value
                                --------  --------  --------  --------  --------  ----------  --------- ----------
                                                          (Dollars in thousands)
Financial Assets:

   Interest bearing deposits    $  9,431  $         $         $         $         $           $  9,431  $  9,431
      Weighted average rate         4.36%                                                         4.36%

   Available-for-sale securities                                                      6,476      6,476     6,476
      Weighted average rate                                                            2.83%      2.83%

   Held to maturity securities    18,150    39,337     1,550                                    59,038    59,214
      Weighted average rate         6.19%     5.79%     4.97%                                     5.89%

   Adjustable rate loans         128,627    69,844    37,741    43,194    47,941    256,032    583,379   599,065
      Weighted average rate         8.48%     8.47%     8.40%     8.43%     8.52%      8.06%      8.30%

   Fixed rate loans               33,972    25,640    36,616    16,011    23,676     26,555    162,470   161,770
      Weighted average rate         9.25%     9.62%     9.31%     9.09%     8.71%      8.09%      8.85%

   Federal Home Loan Bank stock                                                       9,454       9,454     9,454
      Weighted average rate                                                            6.25%       6.25%


Financial Liabilities:

   Savings deposits               32,190                                                        32,190    32,190
      Weighted average rate         2.50%                                                         2.50%

   Time deposits                 238,405    46,298    19,662    21,891    23,688    15,859     365,804   369,185
      Weighted average rate         5.26%     5.49%     5.58%     5.75%     5.54%     5.78%       5.35%

   Interest bearing liabilities  156,420                                                       156,420   156,420
      Weighted average rate         2.39%                                                        2.39%

   Non-interest bearing demand    43,211                                                        43,211    43,211
      Weighted average rate         0.00%                                                         0.00%

   Federal Home Loan Bank and
    Short-term borrowings         39,619    30,528     1,002    11,085    21,177    55,839     159,250   158,414
      Weighted average rate         5.99%     5.82%     6.98%     5.65%     4.21%     5.70%       5.60%

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998

     During the six months ended December 31, 1998, the Company increased total assets by $41 million. Substantially all the change was due to an increase in net loans of $43 million. The main loan areas experiencing increase were commercial real estate, residential construction and consumer.

Total liabilities increased $40 million from June 30, 1998 to December 31, 1998, primarily from an increase in deposits of $48 million, offset by a decrease in Federal Home Loan Bank (FHLBank) advances of $11 million. The deposit increase was primarily from brokered deposits which were obtained to fund the increased loan levels and and also used to pay down FHLBank advances. Management feels FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring all the costs associated with the generation and maintenance of retail deposits. In addition, brokered deposits have become more attractive in recent years with the low level of FDIC deposit insurance. Also, brokered deposits do not require any collateral pledging while FHLBank advances require the pledging of collateral at levels greater than the funds being obtained.

     Stockholders' equity increased $1 million primarily as a result of net income of $7.4 million offset by dividend declarations and payments of $1.9 million, net treasury stock purchases of $3.9 million and a reduction of $600,000 in accumulated other comprehensive income. The Company repurchased a net of 169,428 shares of common stock during the six month period.


RESULTS OF OPERATIONS AND COMPARISON FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

GENERAL

     The decrease in earnings of $122,000, or 1.6%, during the six months ended December 31, 1998 compared to December 31, 1997, was primarily due to an increase in non-interest expense of $1.4 million, or 14.4%, an increase in provision for income taxes of $800,000, or 26.2%, and an increase in provision for loan losses of $439,000, or 51.5%, offset by an increase in net interest income of $1.5 million, or 10.5%, and an increase in non-interest income of $1.0 million, or 15.0% during the six months ended December 31, 1998.

TOTAL INTEREST INCOME

     Total interest income increased $2.4 million, or 8.0%, during the six months ended December 31, 1998 primarily due to a $2.5 million, or 9.0%, increase in interest income on loans.

INTEREST INCOME - LOANS

     During the six months ended December 31, 1998 compared to December 31, 1997, interest income on loans increased primarily from higher average balances. Interest income increased $2.1 million as the result of higher average loan balances from $602 million during the six months ended December 31, 1997 to $648 million during the six months ended December 31, 1998. The higher average balance resulted from the Bank's increased lending in commercial real estate, commercial business lending and indirect dealer consumer lending. The average yield on loans increased from 9.26% during the six months ended December 31, 1997, to 9.36% during the six months ended December 31, 1998 as a result of the change in the mix of loan types to higher rate loans.

INTEREST INCOME - INVESTMENTS AND OTHER INTEREST-EARNING DEPOSITS

     Interest income on investments and interest-earning deposits decreased $10,000, or .5%, during the six months ended December 31, 1998 when compared to the six months ended December 31, 1997. Interest income declined $68,000 as a result of lower average yields from 4.84% during the six months ended December 31, 1997, to 4.71% during the six months ended December 31, 1998 due to lower short term market rates. Interest income increased $58,000 as a result of higher average balances from $89.4 million during the six months ended December 31, 1997 to $91.5 million in the six months ended December 31, 1998.

TOTAL INTEREST EXPENSE

     Total interest expense increased $929,000, or 6.0%, during the six months ended December 31, 1998 when compared with the six months ended December 31, 1997 primarily due to an increase in interest expense on deposits of $1.9 million, or 17.9%, offset by a decrease in interest expense on FHLBank advances and other borrowings of $932,000, or 17.9%.

INTEREST EXPENSE - DEPOSITS

     Interest expense on time deposits increased $1.45 million as a result of higher average balances from $306 million during the six months ended December 31, 1997, to $358 million during the six months ended December 31, 1998. The average balances of time deposits increased primarily as a result of the Company's use of brokered and other time deposits to fund loan growth. In recent years, brokered deposit rates have become competitive with rates on FHLBank advances and larger retail deposits. This increase was partially offset by a decrease in interest expense on time deposits of $95,000 as a result of lower average rates from 5.61% during the six months ended December 31, 1997 to 5.55% during the six months ended December 31, 1998.

     Interest expense on deposits increased $438,000 as a result of higher average balances of interest bearing demand deposits from $119 million during the six months ended December 31, 1997, to $154 million during the six months ended December 31, 1998, and increased $183,000 as a result of higher average rates on interest bearing demand deposits from 2.33% during the six months ended December 31, 1997, to 2.61% during the six months ended December 31, 1998. The increase in balances was the result of the growth of checking customers and the increase in rate was the result of a change in the mix of account types.

     This increase was partially offset by a $99,000 decrease in interest expense on savings accounts from slightly lower average rates from 2.48% in the six months ended December 31, 1997 to 1.90% during the six months ended December 31, 1998.

INTEREST EXPENSE - FHLBANK ADVANCES AND OTHER BORROWINGS

     Interest expense on FHLBank advances and other borrowings decreased $931,000 principally due to lower average balances from $176 million during the six months ended December 31, 1997 to $149 million during the six months ended December 31, 1998. These lower average balances resulted from the increase in deposits noted above that were partially used to repay maturing FHLBank advances. Average rates were lower during the six months ended December 31, 1998 at 5.76% compared to 5.92% during the six months ended December 31, 1997.

NET INTEREST INCOME

     The Company's overall interest rate spread increased from 3.78% during the six months ended December 31, 1997, to 4.02% during the six months ended December 31, 1998.

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $439,000, or 51.5%, during the six months ended December 31, 1998 from $852,000 during the six months ended December 31, 1997 to $1.3 million during the six months ended December 31, 1998.

     Management records a provision for loan losses in an amount sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions and regular reviews by internal staff and regulatory examinations.

     Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio. Management has established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectibility of the portfolio. Management determines which loans are potentially uncollectible, or represent a greater risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

     Non-performing assets increased $1 million, or 8.3%, from $12 million at June 30, 1998 to $13.0 million at December 31, 1998. Non-performing loans increased $2.9 million, or 41.8%, from $7.2 million at June 30, 1998 to $10.1 million at December 31, 1998, and foreclosed assets declined $2.0 million, or 41.7%, from $4.8 million at June 30, 1998 to $2.8 million at December 31, 1998.

     Potential problem loans increased $3.2 million, or 35.6%, from $9 million at June 30, 1998 to $12.2 million at December 31, 1998. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

     Management considers the allowance for loan losses and the allowance for foreclosed asset losses adequate to cover losses inherent in the Company's assets at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.


NON-INTEREST INCOME

     Non-interest income increased $1 million, or 15%, during the six months ended December 31, 1998 compared to the six months ended December 31, 1997. The increase was primarily due to: (i) an increase in service charge income of $637,000, or 36.3%, on transaction accounts and electronic transactions due to increased volumes from ATM debit card usage; (ii) an increase of $550,000, or 21.3%, in commission income from the travel, insurance and investment subsidiaries from growth in these areas; offset by, (iii) a decrease of $516,000, or 59.2% in net realized gains on sales of available-for-sale securities; (iv) various increases or decreases in other non-interest income items.


NON-INTEREST EXPENSE

     Non-interest expense increased $1.4 million, or 14.4% during the six months ended December 31, 1998 when compared to the six months ended December 31, 1997. The increase was primarily due to: (i) an increase of $516,000 in salaries and employee related costs due to increased staffing levels in most areas of the Company due to growth and the year 2000 issue; (ii) an increase of $423,000 in occupancy and equipment expense primarily due to computer system upgrades and other technology related purchases partially due to the year 2000 issue; (iii) an increase of $477,000 in transaction and bad check losses from a regulatory recommendation to charge-off these losses at 90 days; and (ix) various increases or decreases in other non-interest expense items.

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

PROVISION FOR INCOME TAXES

     Provision for income taxes as a percentage of pre-tax income increased from 29.0% in the six months ended December 31, 1997 to 34.4% in the six months ended December 31, 1998. The lower than normal percentage in the December 31, 1997 period was primarily due to a refund of prior period state financial institution taxes within that period.

RESULTS OF OPERATIONS AND COMPARISON FOR THE YEARS ENDED JUNE 30, 1998 AND
1997

     The increase in earnings of $5.1 million, or 54.6%, for the year ended June 30, 1998 when compared to June 30, 1997, was primarily due to an increase in non-interest income of $3.3 million, or 31.7%, and an increase in net interest income of $3.2 million, or 12.1%, offset by an increase in non-interest expense of $100,000, or 0.5%, and an increase in provision for income taxes of $1.2 million, or 20.4%, during fiscal 1998.

TOTAL INTEREST INCOME

     Total interest income increased $6.4 million, or 11.5%, during fiscal 1998 primarily due to a $6.2 million, or 12.0%, increase in interest income on loans.

INTEREST INCOME - LOANS

     During fiscal 1998, interest income on loans increased primarily from higher average balances. Interest income increased $5.8 million as the result of higher average loan balances from $561 million during fiscal 1997 to $624 million during fiscal 1998. The higher average balance resulted from the Bank's increased lending in commercial real estate and commercial business lending and entry into the indirect dealer consumer lending offset by a decline in single-family residential lending. The average yield on loans increased from 9.15% during fiscal 1997, to 9.22% during fiscal 1998 as a result of the change in the mix of loan types.


INTEREST INCOME - INVESTMENTS AND OTHER INTEREST-EARNING DEPOSITS

     Interest income on investments and interest-earning deposits increased $220,000, or 5.3%, during fiscal 1998 when compared to fiscal 1997. Interest income increased $512,000 as a result of higher average balances from $80 million during fiscal 1997 to $92 million in fiscal 1998. This increase was primarily in interest-bearing deposits in FHLBank used to fund daily operations and lending. Interest income declined $292,000 as a result of lower average yields from 5.22% during fiscal 1997, to 4.76% during fiscal 1998 due to lower short term market rates.

TOTAL INTEREST EXPENSE

     Total interest expense increased $3.2 million, or 11.0%, during fiscal 1998 when compared with fiscal 1997 primarily due to an increase in interest expense on deposits of $3.0 million, or 16.7%.

INTEREST EXPENSE - DEPOSITS

     Interest expense on time deposits increased $2.8 million as a result of higher average balances from $262 million during fiscal 1997, to $312 million during fiscal 1998. The average balances of time deposits increased primarily as a result of the Company's use of brokered and other time deposits to fund loan growth. In recent years, brokered deposit rates have become competitive with rates on FHLBank advances and larger retail deposits.

     Interest expense on deposits increased $250,000 as a result of higher average balances of interest bearing demand deposits from $109 million during fiscal 1997, to $121 million during fiscal 1998. This increase in balances was the result of the rapid growth of personal checking customers during the fiscal year. The Bank experienced this growth in large part due to acquisitions of competitors by larger banking institutions. This increase was partially offset by a $147,000 decrease in interest expense from slightly lower average rates from 2.36% in fiscal 1997 to 2.20% in fiscal 1998, due to the change of the deposit mix.

INTEREST EXPENSE - FHLBANK ADVANCES AND OTHER BORROWINGS

     Interest expense on FHLBank advances and other borrowings increased $359,000 due to higher average balances from $185 million during fiscal 1997 to $191 million during fiscal 1998. These higher average balances resulted from the use of FHLBank advances for funding a portion of the loan growth previously mentioned. Average rates were slightly lower during fiscal 1998 at 5.77% compared to 5.88% during fiscal 1997.

NET INTEREST INCOME

     The Company's overall interest rate spread remained constant at 3.79% during fiscal 1997 and fiscal 1998.

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $150,000, or 8.6%, during fiscal 1998 from $1.7 million during fiscal 1997 to $1.9 million during fiscal 1998.

     Management records a provision for loan losses in an amount sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions and regular reviews by internal staff and regulatory examinations.

     Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio. Management has established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectibility of the portfolio. Management determines which loans are potentially uncollectible, or represent a greater risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

     Non-performing assets decreased $1.9 million, or 13.7%, during fiscal 1998 from $13.9 million at June 30, 1997 to $12.0 million at June 30, 1998. Non-performing loans decreased $670,000, or 8.5%, from $7.9 million at June 30, 1997 to $7.2 million at June 30, 1998, and foreclosed assets declined $1.2 million, or 20.4%, from $6 million at June 30, 1997 to $4.8 million at June 30, 1998.

     Potential problem loans increased $1.8 million, or 25.4%, during fiscal 1998 from $7.1 million at June 30, 1997 to $8.9 million at June 30, 1998. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.


     The allowance for loan losses at June 30, 1998 and June 30, 1997, respectively, totaled $16.4 million and $15.5 million, representing 2.5% and 2.7% of total loans, 227% and 197% of non-performing loans, and 101% and 103% of non-performing loans and potential problem loans in total. The allowance for foreclosed asset losses was $0 at June 30, 1998 and $319,000 at June 30, 1997, representing 0% and 5.3%, respectively, of total foreclosed assets.

     Management considers the allowance for loan losses and the allowance for foreclosed asset losses adequate to cover losses inherent in the Company's assets at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.




NON-INTEREST INCOME

     Non-interest income increased $3.3 million, or 31.7%, during fiscal 1998 compared to fiscal 1997. The increase was primarily due to: (i) an increase of $1.2 million in profits on sale of available-for-sale securities; (ii) an increase in service charge income of $1.1 million, or 37.9%, on transaction accounts and electronic transactions due to increased volumes from an expanded ATM network and special promotions on debit card usage; (iii) an increase of $683,000, or 13.7%, in commission income from the travel, insurance and investment subsidiaries from growth in these areas; (iv) an increase of $600,000 in profits on sale of loans from increased levels of fixed rate loan refinancing due to historically low rates; and (v) various increases and decreases in other non-interest income items.




NON-INTEREST EXPENSE

     Non-interest expense increased only slightly during fiscal 1998 when compared to fiscal 1997, however, there were some major increases and decreases within non-interest expense items between the two fiscal periods. The changes were: (i) a decrease in insurance of $2.8 million due to the payment in fiscal 1997 of the one-time SAIF assessment of thrifts in September 1996; and (ii) a decrease in goodwill amortization of $1 million due to the write-off in fiscal 1997 of goodwill remaining from a 1982 failed thrift purchase; offset by (iii) an increase of $470,000 in tax consulting fees paid to achieve a one-time $1.5 million reduction of state financial institution taxes; (iv) an increase of $1.6 million in salaries and employee related costs due to increased staffing levels in transaction processing areas and expanded consumer and commercial lending, both resulting from substantial asset and customer growth; (v) an increase of $633,000 in occupancy and equipment expense primarily due to expansion of the Company's ATM network and other technology related purchases; (vi) an increase of $300,000 in robbery and bad check losses; (vii) an increase of $160,000 in audit, accounting and supervisory exam fees from increased time in these areas and a previous under accrual; (viii) an increase of $110,000 in package transaction account benefit costs due to the increased number of personal checking customers; and (ix) increases in the majority of other non-interest expense items resulting from asset and earnings growth.

PROVISION FOR INCOME TAXES

     Provision for income taxes as a percentage of pre-tax income decreased from 38.1% in fiscal 1997 to 32.4% in fiscal 1998. The 38.1% in fiscal 1997 would have been 35.5% without the non-deductible goodwill write-off that occurred during the period. A large portion of the lower than normal percentage in the June 30, 1998 period was due to a refund of prior period state financial institution taxes of $1.1 million. The refund was the result of a review of the Bank's state financial institution tax returns by a consulting firm. The refund resulted from the Bank's charter change from a state charter to a federal savings bank charter in December 1994. An additional current year reduction of $500,000 resulted from the Bank's charter change at June 30, 1998 from a federal savings bank charter to a state trust company charter.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. The table does not reflect any effect of income taxes. The interest income and interest expense amounts for the six months ended December 31, 1998 have been annualized (multiplied times 2) to arrive at a figure that is more comparable to the fiscal year ended June 30, 1998.

                                                                               Years Ended June 30,
                                        Six Months Ended      -------------------------------------------------
                          Dec. 31,      December 31, 1998                  1997                      1996
                            1998    -----------------------   -----------------------   -----------------------
                            Yield    Average          Yield    Average          Yield    Average          Yield
                            /Rate    Balance Interest /Rate    Balance Interest /Rate    Balance Interest /Rate
                          --------  -------- -------- -----   -------- -------- -----   -------- -------- -----
                                                              (Dollars in thousands)
Interest-earning assets:
  Loans receivable           8.38%  $647,797 $30,332  9.36%   $624,290 $57,537  9.22%   $561,146 $51,365  9.15%
  Investment securities
   And other interest-
              earning assets 4.70     91,514   2,153  4.71      92,251   4,395  4.76      79,942   4,175  5.22
                             ----    -------  ------  ----     -------  ------  ----     -------  ------  ----
  Total interest-earning
                 Assets      7.99   $739,311  32,485  8.79    $716,541  61,932  8.64    $641,088  55,540  8.66
                             ----    =======  ------  ----     =======  ------  ----     =======  ------  ----
Interest-bearing liabilities:
  Demand deposits            2.39   $153,777   2,007  2.61    $121,477   2,674  2.20    $108,750   2,571  2.36
  Savings deposits           2.50     33,663     319  1.90      34,874     859  2.46      35,252     867  2.46
  Time deposits              5.35    357,793   9,929  5.55     312,077  17,418  5.58     262,214  14,513  5.53
                             ----    -------  ------  ----     -------  ------  ----     -------  ------  ----
    Total deposits           4.03    545,233  12,255  4.50     468,428  20,951  4.47     406,216  17,951  4.42
  FHLBank advances
   and other borrowings      5.60    148,520   4,275  5.76     191,260  11,041  5.77     184,917  10,871  5.88
                             ----    -------  ------  ----     -------  ------  ----     -------  ------  ----
  Total interest-bearing
   liabilities               4.37   $693,753  16,530  4.77    $659,688  31,992  4.85    $591,133  28,822  4.88
                             ----    =======  ------  ----     =======  ------  ----     =======  ------  ---
Net interest income:
  Interest rate spread       3.62%           $15,955  4.02%            $29,940  3.79%            $26,718  3.79%
                             ====             ======  ====              ======  ====              ======  ====
Net interest margin*                                  4.32%                     4.18%                     4.17%
                                                      ====                      ====                      ====
Average interest-earning
  assets to average
  interest-bearing liabilities                106.57%                   108.6%                    108.5%
                                              =====                     =====                     =====

*Defined as the Company's net interest income divided by total interest-earning assets.

Rate/Volume Analysis

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods shown. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and (ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to volume and to rate.


                                            December 31, 1998 vs                 June 30, 1998 vs
                                            December 31, 1997                     June 30, 1997
                                        -----------------------------      ----------------------------
                                            Increase                           Increase
                                           (Decrease)                         (Decrease)
                                             Due to          Total              Due to          Total
                                        ----------------   Increase        ----------------   Increase
                                         Rate     Volume  (Decrease)        Rate     Volume  (Decrease)
                                        ------    ------  ----------       ------    ------  ----------
                                                            (Dollars in thousands)
Interest-earning assets:
  Loans receivable                    $  318      $2,136    $2,454         $355      $5,817    $6,172
  Investment securities and other
    interest-earning assets              (68)         58       (10)        (292)        512       220
                                       -----       -----     -----          ---       -----     -----
  Total interest-earning assets          250       2,194     2,444           63       6,329     6,392
                                       -----       -----     -----          ---       -----     -----
Interest-bearing liabilities:
  Demand deposits                        183         438       621         (147)        250       103
  Savings deposits                       (99)        (17)     (116)           1          (9)       (8)
  Time deposits                          (95)      1,450     1,355          123       2,782     2,905
                                       -----       -----     -----          ---       -----       ---
    Total deposits                       (11)      1,871     1,860          (23)      3,023     3,000
  FHLBank advances
    and other borrowings                (143)       (788)     (931)        (189)        359       170
                                       -----       -----     -----          ---       -----       ---
  Total interest-bearing liabilities    (154)      1,083       929         (212)      3,382     3,170
                                       -----       -----     -----          ---       -----       ---
Net interest income                   $  404      $1,111    $1,515         $275      $2,947    $3,222
                                       =====       =====     =====          ===       =====       ===


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 1998, the Company had commitments of approximately $96 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

     Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

     The Company's capital position remained strong, with stockholders' equity at $68.4 million, or 8.2%, of total assets of $836 million at December 31, 1998, compared to equity at $67.4 million, or 8.5%, of total assets of $795 million at June 30, 1998.

     Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines required banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00% and a minimum Tier 2 total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage capital ratio. On December 31, 1998, the Bank's Tier 1 risk-based capital ratio was 9.7% and Tier 2 total risk-based capital ratio was 10.9% and Tier 1 leverage ratio was 8.1%.

     At December 31, 1998, the held-to-maturity investment portfolio included $187,000 of gross unrealized gains and $10,000 of gross unrealized losses. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

     Statements of Cash Flows. During the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

     Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities. Operating activities provided cash flows of $6.0 million, $10.3 million and $12.2 million in cash during the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, respectively.

     During the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, investing activities used cash of $51.3 million , $72.6 million and $36.6 million primarily due to the net increase of loans in each period except the December 31, 1998 period which was due to the net loans and purchases of investment securities.

     Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $33.0 million, $75.7 million and $27.3 million in cash during the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, respectively. Financing activities in the future are expected to primarily include changes in deposits and changes in FHLBank advances.

     Dividends. During the six months ended December 31, 1998, the Company declared and paid dividends of $.235 per share, or 25% of net income, compared to dividends declared and paid during the year ended June 30, 1998 of $.43 per share, or 24% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

     Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the six months ended December 31, 1998, the Company repurchased 169,428 shares of its common stock at an average price of $23.29 per share and reissued 10,380 shares of treasury stock at an average price of $8.33 per share to cover stock option exercises. During the year ended June 30, 1998, the Company repurchased 156,888 shares of its common stock at an average price of $23.55 per share and reissued 13,494 shares of treasury stock at an average price of $6.57 per share to cover stock option exercises.

     Management intends to continue its stock buy-back programs as long as repurchasing the stock contributes to the overall increase of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.



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



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                   PART III



Item 10.  Directors and Executive Officers of the Registrant.

(a)  Directors of the Registrant

Directors Serving a Three-Year Term Expiring at the 1999 Annual Meeting

      William E. Barclay, age 68 was elected a Director of Great Southern in 1975 and Bancorp in 1989. Mr. Barclay is the founder and Chairman of the Board of Auto-Magic Full Service Car Washes in Springfield, Missouri. Mr. Barclay also founded Barclay Love Oil Company in Springfield, Missouri in 1964 and founded a chain of Ye Ole Buggy Bath Self-Service Car Washes in Springfield, Missouri in 1978 and opened a franchise of Jiffy Lube in Springfield, Missouri in 1987. None of these entities are affiliated with Bancorp.

     Larry D. Frazier, age 61, was elected a Director of Great Southern and Bancorp in May 1992. Mr. Frazier was elected a Director of Great Southern Financial Corporation (an affiliate of Bancorp) in 1976, where he served until his election as Director of Great Southern and Bancorp. Mr. Frazier is retired from White River Valley Electric Cooperative in Branson, Missouri where he served as President and Chief Executive Officer from 1975 to 1998. This entity is not affiliated with Bancorp.


Directors Serving a Three-Year Term Expiring at the 2000 Annual Meeting

     William K. Powell, age 76, was elected a Director of Great Southern in 1965 and Bancorp in 1989. Mr. Powell is President of Herrman Lumber Company in Springfield, Missouri, where he has served since 1947. Mr. Powell is also President of United Mill Works, Inc. and Herrman Realty Company in Springfield, Missouri, both of which were founded by him in 1951. None of these entities are affiliated with Bancorp.

     Joseph W. Turner, age 34, joined Bancorp in 1995. He has been employed by Great Southern since 1991. He currently serves as Executive Vice President and General Counsel for Bancorp and President and General Counsel for Great Southern. Prior to joining Great Southern Mr. J. Turner was an attorney with the Kansas City, Missouri law firm of Stinson, Mag and Fizzell. Mr. J. Turner is the son of William V. Turner.

Director Serving a Three-Year Term Expiring at the 2001 Annual Meeting

     William V. Turner, age 66, has served as the Chairman of the Board and Chief Executive Officer of Great Southern since 1974 and President of Great Southern from 1974 to 1997. Mr. W. Turner has served in similar capacities of Bancorp since incorporation in 1989. Mr. W. Turner has also served as Chairman of the Board and President of Great Southern Financial Corporation (an affiliate of Bancorp) since incorporation in 1974, Chairman of the Board and President of Appraisal Services, Inc. (an affiliate of Bancorp) since incorporation in 1976 and Chairman of the Board of Great Southern Capital Management, Inc. (an affiliate of Bancorp) since its formation in 1988. Mr.
W. Turner is the father of Joseph W. Turner who is a director, and Executive Vice President and General Counsel of Bancorp and President and General Counsel for Great Southern.


 (b)  Executive Officers of the Registrant

        Included under Part I of this Form 10-K.

 (c)  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires Bancorp's directors, certain of its officers and persons who own more than ten percent of the Common Stock, to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC and to furnish Bancorp with copies of all such ownership reports. Based solely on Bancorp's review of the copies of such ownership reports furnished to Bancorp, and written representations relative to the filing of certain forms, Bancorp is aware of one late filing for Don M. Gibson for three transactions occurring in October 1998, one late filing by Steven G. Mitchem for one transaction occurring in October 1998, and one late filing by Richard L. Wilson for one transaction in October 1998.

Item 11.  Executive Compensation.

Summary Compensation Table

     The following table sets forth information concerning the compensation of the Chief Executive Officer and the other executive officers who served in such capacities during the Calendar Year 1998 with compensation of $100,000 or more.

                                                                             Long-Term
                                                                            Compensation
                                            Annual Compensation                Awards
                                      ---------------------------------       ---------
                                                                              Options/ All Other
             Name and                                Salary      Bonus          SARs      Compensation
        Principal Position          Year              ($)         ($)          (#)(1)        ($)(2)
--------------------------------------------------------------------------------------------------------
William V. Turner                Calendar 1998      285,922     215,000          5,000       34,114
  Chairman of the Board          Fiscal June 1998   289,593     191,732          7,500        5,290
    President and Chief          Fiscal June 1997   263,394     131,951         30,000        3,632
    Executive Officer            Fiscal June 1996   262,208     187,863         30,000        2,850

Don M. Gibson                    Calendar 1998      153,068          --          5,000       10,424
  Executive Vice President       Fiscal June 1998   162,706          --          5,000        5,150
    Chief Operating Officer and  Fiscal June 1997   138,321          --         15,000        3,596
    Chief Financial Officer      Fiscal June 1996   129,835          --         15,000        2,466

Joseph W. Turner                 Calendar 1998      133,303          --          5,000       13,425
  Executive Vice President       Fiscal June 1998   145,000          --          5,000        4,611
    And General Counsel          Fiscal June 1997   122,583          --         15,000        3,130
                                 Fiscal June 1996   105,000          --         15,000        2,085
----------------------------------------

 (1)Option numbers have been adjusted to reflect the October 21, 1996 2-for-1 stock split, where applicable.

 (2)Calendar 1998 includes (a) directors fees (Mr. W. Turner $31,200, Mr.
Gibson $7,500 and Mr. J. Turner $10,500) paid by Bancorp and its subsidiaries;
(b) company matching contributions to Bancorp's 401K Plan (Mr. W. Turner
$2,374, Mr. Gibson $2,384 and Mr. J. Turner $2,385); and (c) term life insurance premiums paid by Great Southern for the benefit of Messrs. W.
Turner, Gibson, and J. Turner of $540 each.

Option Grants During Calendar Year 1998

     The following table sets forth options to acquire shares of Bancorp's Common Stock which were granted to the executive officers named in the Summary Compensation Table during the Calendar Year 1998.

                                                        OPTION GRANTS IN 1998

                                                         Individual Grants
                ------------------------------------------------------------------------------------------
                                                                                      Potential Realizable
                       Number of               % of                                     Value at Assumed
                       Securities         Total Options                                  Annual Rate of
                       Underlying           Granted to      Exercise or                   Stock Price
                    Options Granted       All Employees      Base Price   Expiration    Appreciation for
Name             (number of shares)(1)       in 1998       ($ per share)     Date         Option Term
---------------- ---------------------   ---------------   -------------  ----------- ---------------------
                                                                                         5%         10%
                                                                                      ---------   ---------
William V. Turner       5,000                7.8%          $24.3375       9-16-2003     $76,529    $193,939
Don M. Gibson           5,000                7.8            21.1250       9-16-2008      66,427     168,339
Joseph W. Turner        5,000                7.8            24.3375       9-16-2003      76,529     193,939

(1)  Shares for William V. Turner and Joseph W. Turner vest 25% per year after a one year holding period beginning on the date of the grant (September 16, 1998).  Shares for Don M. Gibson vest 25% per year after a two year holding period beginning on the date of the grant (September 16, 1998).




Option Exercises and Calendar Year-End Values

     The following table sets forth all stock options exercised by the named executives during Calendar Year 1998 and the number and value of unexercised options held by such executive officers at the calendar year-end.

                                              Number of Securities            Value of Unexercised
                                             Underlying Unexercised               in-the-money
                   Shares                  Options at Calendar Year-End   Options at Caledndar Year-End (2)
                 Acquired on     Value     ----------------------------   --------------------------------
                   Exercise   Realized(1)   Exercisable   Unexercisable     Exercisable     Unexercisable
                 -----------  -----------  ------------   -------------     -----------     --------------
William V. Turner   6,640       $ 154,380     60,027         40,625         $  947,021        $329,363
Don M. Gibson       7,500       $  70,545      3,750         28,750         $   49,451        $254,996
Joseph W. Turner    1,160       $  26,100     22,810         23,750         $  292,036        $169,236

(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of Bancorp's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.
(2) The value of unexercised options was calculated at a per share price of $24.125 less the exercise price per share. The closing price of Bancorp's Common Stock as reported on the NASDAQ National Market System on December 31, 1998 was $24.125 per share.

Employment Agreements

     William V. Turner, Don M. Gibson and Joseph W. Turner (the "Employees") have entered into employment agreements with Great Southern (the "Employment Agreements"). The Employment Agreements provide that Great Southern may terminate the employment of any of the Employees for "cause," as defined in the Employment Agreements, at any time. The Employment Agreements also provide that in the event Great Southern chooses to terminate the employment of any of the Employees for reasons other than for cause, or in the event any of the Employees resigns from Great Southern upon the failure of the Great Southern Board of Directors to reelect any of the Employees to his current office or upon a material lessening of his functions, duties or responsibilities, such employee would be entitled to the payments owed for the remaining term of the agreement. If the employment of any of the Employees is terminated in connection with or within 12 months of a "change in control" of Great Southern or Bancorp, each of the Employees would be entitled to (i) a lump sum payment equal to 299% of the employee's base amount of compensation as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and (ii) continued payment of his salary under the applicable Employment Agreement for the term of the agreement. If Messrs. W. Turner, Gibson and J. Turner had been entitled to the lump sum payments described in clause (i) of the preceding sentence as of December 31, 1998, such payments would have amounted to $1,294,654, $404,075 and $334,579, respectively.

Benefits

     Pension Plan. Great Southern's employees are included in the Pentegra Retirement Fund, a multiple employer comprehensive pension plan. This noncontributory defined benefit retirement plan covers all employees who have met minimum service requirements.

     The following table illustrates annual pension benefits payable upon retirement, subject to limits established by Federal law, based on various levels of compensation and years of service and assuming payment in the form of a straight-life annuity. Covered compensation includes all regular and overtime pay excluding bonuses and commissions. At December 31, 1998, Messrs.
W. Turner, Gibson and J. Turner had 23, 22 and 6 years, respectively, of credited service under the pension plan. Since the pension plan is fully funded, there were no contributions during the six months ended December 31, 1998 for Messrs. W. Turner, Gibson and J. Turner.

    Average Annual
 Covered Compensation                Years of Service
 --------------------  -----------------------------------------------
                          10        20           30            40
                       -------  ----------- -------------  -----------
 $ 50,000              $10,000  $ 20,000     $  30,000     $ 40,000
  100,000               20,000    40,000        60,000       80,000
  150,000               30,000    60,000        90,000      120,000
  200,000               40,000    80,000       120,000      130,000(1)
  250,000               50,000   100,000       130,000(1)   130,000(1)
  300,000               60,000   120,000       130,000(1)   130,000(1)
  350,000               70,000   130,000(1)    130,000(1)   130,000(1)
------------------
(1)The maximum retirement benefit currently permitted by federal law is $130,000 per year for this type of plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 20, 1999 as to those persons believed by management of Bancorp to be beneficial owners of more than five percent of Bancorp's outstanding shares of Common Stock. Persons, legal or natural, and groups beneficially owning in excess of five percent of Bancorp's Common Stock are required to file certain reports regarding such ownership with Bancorp and with the United States Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Where appropriate, historical information set forth below is based on the most recent Schedule 13D or 13G filed on behalf of such person with Bancorp. Other than those persons listed below, management is not aware of any person or group that owns more than five percent of Bancorp's Common Stock as of March 20, 1999. The holders have sole voting and dispositive power, unless otherwise noted.

Name and Address               Amount and                 Percent of
of Beneficial Owner    Nature of Beneficial Ownership(1)(4)  Class(2)
--------------------   ------------------------------------ ----------
William V. Turner                1,044,371(3)               13.48%
Ann S. Turner
Turner Family Limited Partnership
925 St. Andrews Circle
Springfield, MO 65809

Robert M. Mahoney                  486,184                   6.32
Joyce B. Mahoney
Tri-States Service Company
909 E. Trafficway
Springfield, MO 65802

Earl A. Steinert, Jr.              460,500                   5.99
1736 E. Sunshine
Springfield, MO 65804
------------------
(1) Under Rule 13d-3 under the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the reported date or will become exercisable within 60 days of such date. The holders may disclaim beneficial ownership of the included shares that are owned by or with family members, trusts or other entities.

(2) The percentage ownership is based on the number of shares outstanding as of March 20, 1999.

(3) This figure includes 67,527 shares that may be acquired through option exercises by William V. Turner. This figure also includes 33,617 shares held in various capacities by Ann S. Turner, Mr. W. Turner's wife, which Mr. W. Turner may be deemed to beneficially own, 24,826 shares held by the Turner Family Foundation which Mr. and Mrs. Turner may be deemed to beneficially own and 783,012 shares held by the Turner Family Limited Partnership which Mr. and Mrs. W. Turner may be deemed to beneficially own. Mr. W. Turner disclaims beneficial ownership as to shares beneficially owned by Ann S. Turner and the Turner Family Foundation. This figure also includes 142,890 shares held in various capacities by William V. Turner, Mrs. Turner's husband, which Mrs. Turner may be deemed to beneficially own. Mrs. Turner disclaims beneficial ownership as to shares beneficially owned by William V. Turner and the Turner Family Foundation.

(4) Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. These disclosures are based on: (i) a 13D filing dated October 20, 1994 by William
V. Turner, Ann S. Turner and the Turner Family Limited Partnership; (ii) a 13D filing dated November 11, 1994 by Earl A. Steinert, Jr.; and (iii) a 13D filing dated April 22, 1997 by Robert M. Mahoney, Joyce B. Mahoney and Tri-States Service Company.

Stock Ownership of Management

     The following table sets forth information as to shares of Common Stock beneficially owned by the directors and the executive officers named in the Summary Compensation Table above and the directors and all executive officers of Bancorp as a group. Each beneficial owner listed has sole voting and dispositive power with respect to the shares of Common Stock reported, except as otherwise indicated.

                                Amount and                Percent of
     Name             Nature of Beneficial Ownership(1)  Class
-------------- ------------------------ --------
William V. Turner              1,044,371(2)                13.48%
William E. Barclay                55,596(3)                  .72
Larry D. Frazier                  62,500                     .81
William K. Powell                194,940                    2.54
Albert F. Turner                  46,122(4)                  .60
Don M. Gibson                    305,786(5)                 3.97
Joseph W. Turner                  44,606(6)                  .58
Directors and Executive
  Officers as a Group
 (9 persons)                   1,860,470(7)                23.89
-----------------
(1) Under Rule 13d-3 under the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at Mach 20, 1999 or will become exercisable within 60 days of such date. The holders may disclaim beneficial ownership of the included shares that are owned by or with family members, trusts or other entities.
(2) For a detailed discussion of the nature of Mr. W. Turner's ownership, see Footnote 1 to the table of beneficial owners set out above.
(3) Mr. Barclay shares voting and dispositive power with his spouse with respect to all shares.
(4) Mr. Albert Turner shares voting and dispositive power with his spouse with respect to all shares.
(5) The figure includes 3,750 shares that may be acquired through option exercises.
(6) This figure includes 22,810 shares that may be acquired through option exercises.
(7) The figure includes 98,087 shares that may be acquired through option exercises by all directors and executive officers as a group.


     General Voting Rules. Each stockholder of the Common Stock is entitled to cast one vote for each share of Common Stock held on the Record Date on all matters including the election of directors except that any stockholder that beneficially owns in excess of 10 percent (the "Limit") of the then outstanding shares of Common Stock is not entitled to vote shares in excess of the Limit.

     In order for any proposals to be approved by Bancorp's stockholders, the holders of a majority of the shares of Bancorp Common Stock entitled to vote must constitute a quorum by being present at the meeting, either in person or through a proxy, regardless of whether such stockholders vote their shares. However, shares in excess of the Limit are not considered present for purposes of determining a quorum. With respect to proposals other than the election of directors, a majority of shares voted must be for approval. The directors must be elected by a plurality of the shares voted.

     In determining the percentage of shares that have been affirmatively voted for a particular proposal, the affirmative votes are measured against the votes for and against the proposal plus the abstentions from voting on the proposal. A stockholder may abstain from voting on any proposal other than the election of the directors, and shares for which the holders abstain from voting are not considered to be votes affirmatively cast. Thus, abstaining will have the effect of a vote against a proposal.

     A director is elected by an affirmative vote of the plurality of the quorum of shares of Common Stock entitled to vote on the election of the director. With regard to the election of the director, votes may be cast in favor or withheld. Votes that are withheld will be excluded entirely from the vote and will have no effect.

     Shares Held Through a Broker. Bancorp Common Stock is listed for trading on the Nasdaq Stock Market. Under the rules of the National Association of Securities Dealers (the "NASD"), member brokers who hold shares of Common Stock in the broker's name for customers are required to forward, along with certain other information, signed proxy cards to the customers for them to complete and send to Bancorp, and such brokers may only vote shares of Common Stock if the brokers are the beneficial owners or hold them in a fiduciary capacity with the power to vote. Notwithstanding the restrictions on voting of the NASD rules, if a NASD member broker is also a member of a national securities exchange, then the broker can vote the shares of Common Stock held for customers in accordance with the rules of that exchange. Under the rules of the New York Stock Exchange, Inc. ("NYSE"), for example, NYSE member brokers who have not received direction on voting from their customers can vote shares of Common Stock held for a customer on certain routine matters (as specified by the NYSE).

     When a broker does not vote shares held for customers, it is referred to as a "broker non-vote" (customer directed abstentions are directions to the broker and therefore do not cause broker non-votes). Broker non-votes generally do not affect the determination of whether a quorum is present at the Annual Meeting because typically some of the shares held in the broker's name have usually been voted on at least some proposals, and therefore, all of the shares held by the broker are considered present at the Annual Meeting. Under applicable Delaware law, a broker non-vote will have no effect on any proposal presented at the Annual Meeting, including the election of directors.

Item 13.  Certain Relationships and Related Transactions.

     Great Southern, like many financial institutions, has from time to time extended loans to its officers, directors and employees, generally for the financing of their personal residences, at favorable interest rates. Generally, residential loans have been granted at interest rates 1% above Great Southern's cost of funds, subject to annual adjustments. These loans have been made in the ordinary course of business, on substantially the same terms and collateral as those of comparable transactions prevailing at the time, and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features. All loans by Great Southern to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of Great Southern. From August, 1989 to August 1996, all such transactions were made on terms and conditions, including interest rates, comparable to those for similar transactions with non-affiliates. Great Southern may also grant loans to officers, directors and employees, their related interest and their immediate family members in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those rates prevailing at the time for comparable transactions with other persons which, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features.

     No directors, executive officers or their affiliates, had aggregate indebtedness to Great Southern on such below market rate loans exceeding $60,000 at any time since July 1, 1998 except as noted below.

                                                          Largest Amount
                                                            Outstanding                   Interest
                                                   Date of    Since        Balance as      Rate at
      Name                     Position              Loan     7/1/98      of 12/31/98     12/31/98     Type
-----------------  ------------------------------  -------- -----------  --------------   --------  ---------
William V. Turner  Chairman, President and CEO     08/30/95  $324,949     $323,169        5.73%     Home Mortgage

Don M. Gibson      Executive Vice President, COO,  12/30/97   218,836     $217,204        5.73      Home Mortgage
                     CFO and Secretary             10/20/98    23,398       23,398        7.75      Home Equity

Joseph W. Turner   Executive Vice President and    10/08/97   254,177           --         n/a      Home Mortgage
                     General Counsel               09/21/98   300,000      299,357        5.63      Home Mortgage
                                                   05/29/98   120,000      1    --         n/a      Home Equity
Loan

Richard L. Wilson  Senior Vice President and       02/06/98   411,343      407,295        5.38      Home Mortgage
                     Controller of Great           07/31/96    99,070      1    --         n/a      Home Mortgage
                     Southern Bank                 10/31/89    47,477       47,477        7.75      Home Equity

Steven G. Mitchem  First Vice President and Senior 06/30/98   265,000      168,524        5.63      Home Mortgage
                     Lending Officer of Great      08/12/98    15,000           --         n/a      Consumer
                     Southern Bank


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  List of Documents Filed as Part of This Report

  (1)  Financial Statements

    The Consolidated Financial Statements and Independent Accountants' Report is attached hereto as Exhibit 1.


  (2)  Financial Statement Schedules


             Inapplicable.


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

    (11)  Statement re computation of per share earnings

            The Statement re computation of per share earnings is included in Note 1 of the Consolidated financial statements under
            Item 1 above.

    (12)  Statements re computation of ratios

            Inapplicable.

    (13) Annual report to security holders, Form 10-Q or quarterly report to security holders

            Inapplicable.

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

    (24)  Power of attorney

            Inapplicable.

    (27)  Financial Data Schedule

            Information is attached hereto as exhibit 27.

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

                                  GREAT SOUTHERN BANCORP, INC.
                                          (Registrant)

Date: April 14, 1999            By: /s/ William V. Turner
                                   ------------------------------------
                                              William V. Turner
                                     Chairman of the Board, President,
                                   Chief Executive Officer and Director
                                       (Principal Executive Officer)

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

     Signature           Capacity in which signed           Date
---------------------- -----------------------------   ------------------

/s/ William V. Turner   President, Chairman of         April 14, 1999
----------------------  the Board and Director
(William V. Turner)     (Principal Executive
                               Officer)

/s/ Don M. Gibson        Executive Vice President,     April 14, 1999
----------------------   Secretary and Treasurer
(Don M. Gibson)          (Principal Financial
                         Officer and Principal
                          Accounting Officer)

/s/ William E. Barclay         Director                April 14, 1999
------------------------
(William E. Barclay)

/s/ Larry D. Frazier           Director                April 14, 1999
-------------------------
(Larry D. Frazier)

/s/ William K. Powell          Director                April 14, 1999
-------------------------
(William K. Powell)

/s/ Joseph W. Turner           Director                April 14, 1999
-------------------------
(Joseph W. Turner)

                         Great Southern Bancorp, Inc.
                              Index to Exhibits
 Exhibit
   No.                        Document
---------  -------------------------------------------------
   21      Subsidiaries of the Registrant
   23      Consent of Baird, Kurtz & Dobson,
             Certified Public Accountants
   27      Financial Data Schedule, which is submitted
             electronically to the Securities and Exchange Commission for information only and not filed
   99      Consolidated Financial Statements and
             Audit Report

                                                                                         Exhibit 21
                                                                                         ----------

                                  SUBSIDIARIES OF THE REGISTRANT

                                                                                             State of
                                                                               Percentage  Incorporation
                                                                                   of           or
     Parent                               Subsidiary                           Ownership   Organization
------------------------------------  ---------------------------------------  ----------  -------------
Great Southern Bancorp, Inc.          Great Southern Bank                         100%        Missouri


Great Southern Bank                   Great Southern Capital Management, Inc.     100%        Missouri


Great Southern Bank                   Great Southern Financial Corporation        100%        Missouri


Great Southern Bank                   GSB One, L.L.C.                             100%        Missouri


GSB One, L.L.C.                       GSB Two, L.L.C.                             100%        Missouri


Great Southern Financial Corporation  Appraisal Services, Inc.                    100%        Missouri


                                                               Exhibit 23
                                                               ----------


     We consent to the incorporation by reference in Registration Statement No. 33-55832 on Form S-8 dated December 16, 1992, of our report dated March 18, 1999, on the consolidated financial statements and schedules included in the Annual Report on Form 10-K of GREAT SOUTHERN BANCORP, INC. for the six months ended December 31, 1998.


                                        /s/ Baird, Kurtz & Dobson




April 15, 1999
Springfield, Missouri