Form 10-Q
period 1999-03-31
GREAT SOUTHERN BANCORP INC
filed 1999-05-17
CIK 854560

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


               For the Quarterly Period ended March 31, 1999


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

                    Yes  /X/  No  / /


    The number of shares outstanding of each of the registrant's classes of common stock: 7,619,644 shares of common stock, par value $.01, outstanding at May 10, 1999.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                              March 31,    December 31,
                                                                                1999           1998
                                                                           -------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 34,544,620   $ 24,115,015
Interest-bearing deposits in other financial institutions. . . . . . . . .     4,462,794      9,431,407
                                                                             -----------    -----------
        Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    39,007,414     33,546,422
Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . .     5,934,085      6,475,897
Held-to-maturity securities (fair value $44,147,000 - March 1999;
  $49,287,000 - December 1998) . . . . . . . . . . . . . . . . . . . . . .    44,083,630     49,117,932
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   719,517,281    708,238,463
Interest receivable:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,034,582      4,854,247
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       662,898        651,993
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     4,548,642      6,571,841
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .       752,458      2,810,201
Premises and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .    10,059,301     10,012,125
Investment in Federal Home Loan Bank Stock . . . . . . . . . . . . . . . .     9,632,700      9,454,100
Excess of cost over fair value of net assets acquired, at amortized cost .       508,351        543,278
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     4,554,529      4,221,203
                                                                            ------------   ------------
        Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $844,295,871   $836,497,702
                                                                            ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $627,607,440   $597,624,994
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   136,021,498    158,452,407
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .     4,265,893        798,247
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .     4,275,599      5,356,558
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .       765,635      1,582,298
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,428,595      2,442,368
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,318,312      1,858,343
                                                                            ------------   ------------
        Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .   777,682,972    768,115,215
                                                                            ------------   ------------

Capital stock
  Serial preferred stock, $.01 par value; authorized
    1,000,000 shares
  Common stock, $.01 par value; authorized 20,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,229,305     17,224,451
Retained earnings                            . . . . . . . . . . . . . . .    92,940,283     90,459,992
Accumulated other comprehensive income:
  Unrealized appreciation on available-for-sale securities,
  net of income taxes of $1,098 at March 31, 1999
  and $214,410 at December 31, 1998. . . . . . . . . . . . . . . . . . . .         1,717        335,359
                                                                             -----------    -----------
                                                                             110,294,555     108,143,052
Less treasury common stock, at cost; March 31, 1999 - 4,657,728 shares;
  December 31, 1998 - 4,522,323 shares . . . . . . . . . . . . . . . . . .   (43,681,656)   (39,760,565)
                                                                            ------------   ------------
        Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .    66,612,899     68,382,487
                                                                            ------------   ------------
        Total Liabilities and Stockholders' Equity . . . . . . . . . . . .  $844,295,871   $836,497,702
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                           THREE MONTHS ENDED
                                                                 March 31,
                                                           1999           1998
                                                       -----------    -----------
INTEREST INCOME
  Loans                                                $15,017,747    $14,777,913
  Investment securities and other                          906,561      1,080,087
                                                        ----------     ----------
    TOTAL INTEREST INCOME                               15,924,308     15,858,000
                                                        ----------     ----------
INTEREST EXPENSE
  Deposits                                               6,025,424      5,100,206
  FHLBank advances                                       2,114,813      2,693,792
  Short-term borrowings                                     42,681        294,655
                                                        ----------     ----------
    TOTAL INTEREST EXPENSE                               8,182,918      8,088,653
                                                        ----------     ----------
NET INTEREST INCOME                                      7,741,390      7,769,347
PROVISION FOR LOAN LOSSES                                  576,410        414,425
                                                        ----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      7,164,980      7,354,922
                                                        ----------     ----------
NON-INTEREST INCOME
  Commissions                                            1,759,509      1,446,395
  Service charge fees                                      999,490        955,125
  Net realized gains on sales of loans                     455,585        285,717
  Net realized gains on available-for-sale securities      219,596        417,761
  Income on foreclosed assets                              (43,508)       (56,347)
  Other income                                             524,135        322,181
                                                        ----------     ----------
    TOTAL NON-INTEREST INCOME                            3,914,807      3,370,832
                                                        ----------     ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                         3,264,513      2,755,007
  Net occupancy expense                                  1,053,455        783,596
  Postage                                                  270,611        245,576
  Insurance                                                173,717        145,317
  Amortization of goodwill                                  34,927         27,149
  Advertising                                              110,242        134,873
  Office supplies and printing                             286,603        174,849
  Other operating expenses                                 817,012        958,092
                                                        ----------     ----------
    TOTAL NON-INTEREST EXPENSE                           6,011,080      5,224,459
                                                        ----------     ----------
INCOME BEFORE INCOME TAXES                               5,068,707      5,501,295
PROVISION FOR INCOME TAXES                               1,622,000      2,137,700
                                                        ----------     ----------
NET INCOME                                             $ 3,446,707    $ 3,363,595
                                                        ==========     ==========
BASIC EARNINGS PER COMMON SHARE                             $.44           $.42
                                                             ===            ===
DILUTED EARNINGS PER COMMON SHARE                           $.44           $.41
                                                             ===            ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                              1999            1998
                                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                             $  3,446,707    $  3,363,595
  Items not requiring (providing) cash:
    Depreciation                                                              491,051         342,159
    Amortization                                                               34,927          27,149
    Provision for loan losses                                                 576,410         414,425
    Provision for losses on foreclosed assets                                      --         100,000
    Gain on sale of loans                                                    (455,585)       (285,717)
    Proceeds from sales of loans held for sale                             19,749,839              --
    Originations of loans held for sale                                   (19,749,146)             --
    Net realized (gains) losses on sale of available-for-sale securities       (6,284)         81,262
    Loss on sale of premises and equipment                                          --          2,223
    Gain on sale of foreclosed assets                                         (27,737)        (29,106)
    Amortization of deferred income, premiums and discounts                  (171,796)       (191,602)
    Deferred income taxes                                                    (735,210)       (531,817)
  Changes in:
    Accrued interest receivable                                              (191,240)       (594,189)
    Prepaid expenses and other assets                                       2,021,805        (937,818)
    Accounts payable and accrued expenses                                  (1,094,732)       (606,894)
    Income taxes refundable/payable                                           861,853         170,385
                                                                          -----------     -----------
  Net cash provided by operating activities                                 4,750,862       1,324,055
                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                                   (19,226,230)    (32,360,096)
  Purchase of premises and equipment                                         (538,227)       (680,660)
  Proceeds from sale of premises and equipment                                     --          10,000
  Proceeds from sale of foreclosed assets                                     165,000         313,500
  Capitalized costs on foreclosed assets                                          185         (31,841)
  Proceeds from maturing held-to-maturity securities                       24,319,600       7,500,000
  Purchase of held-to-maturity securities                                  (9,367,313)     (9,013,370)
  Proceeds from sale of available-for-sale securities                       1,204,728         629,894
  Purchase of available-for-sale securities                                  (990,274)       (338,014)
  Purchase of FHLBank stock                                                  (178,600)             --
                                                                          -----------     -----------
      Net cash used in investing activities                                (4,611,131)     (33,970,587)
                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                                  27,972,729      24,686,222
  Net increase in checking and savings                                      2,009,717       8,005,734
  Proceeds from Federal Home Loan Bank advances                           281,200,000     200,979,809
  Repayments of Federal Home Loan Bank advances                          (303,630,909)   (175,785,711)
  Net increase in short-term borrowings                                     3,467,646       5,194,777
  Advances from borrowers for taxes and insurance                            (816,664)        572,033
  Purchase of treasury stock                                               (3,973,815)       (944,426)
  Dividends paid                                                             (976,498)       (887,985)
  Stock options exercised                                                      69,055          40,088
                                                                          -----------     -----------
    Net cash provided by financing activities                               5,321,261      61,860,541
                                                                          -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                       5,460,992      29,214,009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             33,546,422      39,158,884
                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 39,007,414    $ 68,372,893
                                                                          ===========     ===========

See Notes to Consolidated Financial Statements

                GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the six month transition period ended December 31, 1998. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.
These reclassifications had no effect on net income.

NOTE 2:  OPERATING SEGMENTS

     The Company's banking operation is its only reportable segment. The banking operation segment is principally engaged in the business of originating residential and commercial real estate loans, commercial business and consumer loans and funding these loans through the attraction of deposits from the general public, originating brokered deposits and borrowing from the Federal Home Loan Bank and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

     The following table provides information about segment profits and segment assets and has been prepared using the same accounting policies as those described in Note 1. There are no material inter-segment revenues, thus no reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to four operating segments of the Company. These segments include an insurance agency, a travel agency, discount brokerage services and real estate appraisal services.

                                         Three Months Ended March 31, 1999
                                      ----------------------------------------
                                        Banking      All Other      Totals
                                      ------------  ------------  ------------
Interest income                        $15,890,644    $   33,664   $15,924,308
Non-interest income                      1,840,886     2,073,921     3,914,807
Segment profit                           3,035,081       411,626     3,446,707


                                         Three Months Ended March 31, 1998
                                      ----------------------------------------
                                        Banking      All Other      Totals
                                      ------------  ------------  ------------
Interest income                        $15,823,261   $    34,739   $15,858,000
Non-interest income                      1,418,660     1,952,172     3,370,832
Segment profit                           2,957,033       406,562     3,363,595

NOTE 3:  COMPREHENSIVE INCOME

     Statement of Accounting Financial Standards No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized gains and losses on available for sale securities.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1999            1998
                                               -------------  -------------
Net income                                       $3,446,707      $3,363,595
                                                  ---------       ---------
Unrealized holding gains (losses),
  net of income taxes                              (190,905)       (118,717)
Less: reclassification adjustment
  for gains included in net income,
  net of income taxes                              (142,737)       (271,545)
                                                  ---------       ---------
                                                   (333,642)       (390,262)
                                                  ---------       ---------
Other comprehensive income (loss)                $3,113,065      $2,973,333
                                                  =========       =========


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

General

     Parts of management's discussion and analysis in the annual report on Form 10-K are not included below. The following should be read in conjunction with management's discussion and analysis in the Company's December 31, 1998 Form 10-K.

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

Potential Impact of Accounting Principles to be Implemented in the Future

     The FASB recently adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and may be implemented as of the beginning of any fiscal quarter after issuance. SFAS No. 133 may not be applied retroactively. Management does not believe adopting SFAS No. 133 will have a material impact on the Company's financial statements.

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

     Financial institution regulators have increased their focus upon year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The FDIC and the other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

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

     A budget of $2.4 million was established to complete the necessary steps previously noted. Approximately $1.8 million has been spent to date, with approximately $25,000 of these costs being expensed in the three months ended March 31, 1999. The remaining amount spent to date has either been expensed previously or has been capitalized and is being amortized over a 3 to 5 year period. Management feels these expenses will not have a material impact on the financial condition of the Company.

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

     The Company has developed a contingency plan to address some of these uncertainties. It may employ back-up generators as needed to provide electric power beginning January 1, 2000. It plans to have in place a cellular based modern communications system at key branches to maintain communication with its data service location in the event that landline communications are disrupted. Immediately before the change of the century, electronic trial balances with extended information are to be downloaded for import into local database systems. A complete backup of all files will be performed before the century change, and critical information is expected to be printed in hard copy. The Company anticipates taking other steps to assure both liquidity and security.

     The Company believes it has completed the majority of the actions necessary to achieve Year 2000 compliance for its core systems and the majority of the work necessary to achieve overall compliance. The Company expects that it will be Year 2000 compliant before the century date change. There remains, however, the possibility that problems encountered by third parties, including customers, financial organizations and other service providers, could adversely affect the Company.

Asset and Liability Management

     During the three months ended March 31, 1999, total assets increased by $8 million to $844 million. Loans increased $11.3 million and cash and cash equivalents increased $5.5 million offset by a decline in held-to-maturity securities of $5 million and a decline in foreclosed assets of $2.1 million.

     Total liabilities increased $9.6 million to $778 million. Deposits increased $30 million and short-term borrowings increased $3.5 million offset by a decrease in Federal Home Loan Bank ("FHLBank") advances of $22.4 million. The deposit increase was primarily from brokered deposits. The decrease in FHLBank advances was due to repayment of these from the brokered deposits. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring all the costs associated with the generation and maintenance of retail deposits.

     Stockholders' equity decreased $1.8 million primarily as a result of net treasury stock purchases of $3.9 million, a reduction in unrealized gains on available-for-sale securities of $334,000 and dividend declarations and payments of $976,000, offset by an increase from net income of $3.4 million. The Company repurchased 165,449 shares of common stock at an average price of $24.02 per share during the three months ended March 31, 1999 and reissued 52,724 shares of treasury stock at an average price of $1.75 per share to cover stock option exercises.

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

     In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. The Company's experience with interest rates are discussed in more detail under the headings "Results of Operations and Comparisons of the Three Months Ended March 31, 1999 and 1998."

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

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 and 1998


     The increase in earnings of $83,000, or 2.5%, for the three months ended March 31, 1999 when compared to the same period in 1998, was primarily due to an increase in non-interest income of $544,000, or 16.1%, and a decrease in provision for income taxes of $516,000, or 24.1%, offset by an increase in non-interest expense of $787,000, or 15.1%, an increase in provision for loan losses of $162,000 million, or 39.1%, and a decrease in net interest income of $28,000, or .4%, during the three month period.


Total Interest Income

     Total interest income increased $66,000, or .4%, during the three months ended March 31, 1999, when compared to the three months ended March 31, 1998. The increase was due to a $240,000, or 1.6%, increase in interest income on loans offset by a $174,000, or 16.1% decrease in interest income on investments and other interest earning assets.

Interest Income - Loans

     During the three months ended March 31, 1999, interest income on loans increased primarily from higher average balances. Interest income increased $1.1 million as the result of higher average loan balances from $636 million during the three months ended March 31, 1998 to $719 million during the three months ended March 31, 1999. The higher average balance resulted from the Bank's increased lending in commercial real estate and commercial business lending and the indirect dealer consumer lending offset by a decline in single-family residential lending.

     The average yield on loans decreased from 9.29% during the three months ended March 31 1998, to 8.35% during the three months ended March 31, 1999.

Interest Income - Investments and Other Interest-Earning Deposits

     Interest income on investments and other interest-earning deposits decreased from a combination of lower average balances and higher average yields during the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. Interest income decreased $553,000 as a result of lower average balances from $94 million during the three months ended March 31, 1998 to $65 million during the three months ended March 31, 1999. This decrease was primarily in interest-bearing deposits in FHLBank used to fund daily operations and lending. Interest income increased $379,000 as a result of higher average yields from 4.62% during the three months ended March 31, 1998, to 5.59% during the three months ended March 31, 1999 due to higher short term market rates.


Total Interest Expense

     Total interest expense increased $94,000, or 1.2%, during the three months ended March 31, 1999 when compared with the same period in 1998. The increase during the three month period was primarily due to a $925,000, or 18.1%, increase in interest expense on deposits offset by a $831,000, or 27.8%, decrease in interest expense on FHLBank advances and other borrowings.

Interest Expense - Deposits

     Interest expense on deposits increased $925,000 primarily as a result of higher average balances of time deposits from $307 million during the three months ended March 31, 1998, to $378 million during the three months ended March 31, 1999 and due to higher average balances of interest-bearing demand deposits from $118 million during the three months ended March 31, 1998, to $155 million during the three months ended March 31, 1999. The average balances on time deposits increased as a result of the Company's use of brokered deposits and the average balances on interest-bearing demand deposits increased as a result of other borrowings being reclassed to this category beginning June 30, 1998. Interest on time deposits decreased $215,000 due to lower rates, while interest-bearing demand deposits experienced small increases due to higher rates. The other deposit category, savings, experienced only minor decreases due to slightly lower balances.


Interest Expense - FHLBank Advances and Other Borrowings

     Interest expense on FHLBank advances and other borrowings decreased $829,000 due to lower average balances from $212 million in the three months ended March 31, 1998 to $153 million in the three months ended March 31, 1999. Average rates were virtually unchanged during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The average balances decreased primarily as a result of the Company's increased use of brokered deposits and reclass of short-term borrowings to interest-bearing demand deposits as noted above.


Net Interest Income

     The Company's overall interest rate spread decreased 29 basis points, or 7.8%, from 3.87% during the three months ended March 31, 1998, to 3.58% during the three months ended March 31, 1999. The decrease was due to a 56 basis point decline in the weighted average yields received on interest-earning assets partially offset by a 27 basis point decrease in the weighted average rates paid on interest-bearing liabilities.

     Prime averaged 8.36% during the three months ended March 31, 1998 compared to an average of 7.75% (61 basis points less) during the three months ended March 31, 1999. As a large percentage of the Company's loans are tied to prime, this reduction was the primary reason for the decline in the weighted average yields received on interest-earning assets.

     Interest rates paid on deposits declined during the three months ended March 31, 1999 compared to the same quarter one year earlier. However, as the Company has grown the assets of the Bank, the brokered and other time deposits needed to fund that growth have increased the average cost of deposits since time deposits are higher cost deposits for the Bank than are interest-bearing demand and savings.


Provision for Loan Losses

     The provision for loan losses increased from $414,000 during the three months ended March 31, 1998 to $576,000 during the three months ended March 31, 1999.

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

     Non-performing assets decreased $2.9 million during the three months ended March 31, 1999 from $12.9 million at December 31, 1998 to $10 million at March 31, 1999. Non-performing loans decreased $850,000, or 8.4%, from $10.1 million at December 31, 1998 to $9.3 million at March 31, 1999, and foreclosed assets decreased $2.1 million, or 73.2%, from $2.8 million at December 31, 1998 to $752,000 at March 31, 1999 due to the sale of two large properties.

     Potential problem loans decreased $2.1 million during the three months ended March 31, 1999 from $12.2 million at December 31, 1998 to $10.1 million at March 31, 1999. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

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


Non-interest Income

     Non-interest income increased $544,000, or 16.1%, in the three months ended March 31, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase in commission income of $314,000, or 21.7%, from increased sales in the travel, insurance and investment subsidiaries; (ii) an increase in net realized gains on sales of fixed rate residential loans of $170,000, or 59.4%; (iii) a decrease of $198,000, or 47.4%, in profits on sale of available-for-sale securities; and (iv) various increases in other non-interest income items.

Non-interest Expense

     Non-interest expense increased $787,000, or 15.1%, in the three months ended March 31, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase of $510,000, or 18.5%, in salary and employee related costs due to increased staffing levels resulting from asset/customer growth and additional staffing required by the Bank's core computer conversion and Y2K testing; (ii) an increase of $269,000, or 34.3%, in occupancy and equipment expense due to the core computer conversion, Y2K testing and other technology related purchases; (iii) an increase of $112,000, in office supplies and printing costs related to the staffing increase, computer conversion and Y2K testing; and (iii) increases or decreases in other non-interest expense items.

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


Provision for Income Taxes

     Provision for income taxes as a percentage of pre-tax income decreased from 38.9% in the three months ended March 31, 1998 to 32.0% in the three months ended March 31, 1999. The lower percentage in the March 31, 1999 period was primarily due to lower state franchise and income taxes as a result of a Real Estate Investment Trust organized by the Company in July 1998.


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

                                                                      Three Months Ended March 31,
                                                       ---------------------------------------------------------
                                                                   1999                          1998
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $719,045   $15,018   8.35%     $636,495   $14,778   9.29%
  Investment securities and other
    interest-earning assets                              64,805       906   5.59        93,510     1,080   4.62
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $783,850    15,924   8.13      $730,005    15,858   8.69
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $154,528       856   2.22      $118,350       625   2.11
  Savings deposits                                       32,954       200   2.43        34,506       210   2.43
  Time deposits                                         378,072     4,969   5.26       306,897     4,265   5.56
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      565,554     6,025   4.26       459,753     5,100   4.44
  FHLBank advances and other borrowings                 153,266     2,158   5.63       212,122     2,989   5.64
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $718,820     8,183   4.55      $671,875     8,089   4.82
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $7,741   3.58%                 $7,769   3.87%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      3.95%                          4.26%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  109.0%                         108.7%
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

                                                   Three Months Ended March 31,
                                                          1999 vs. 1998
                                                --------------------------------
                                                      Increase
                                                     (Decrease)
                                                       Due to         Total
                                                 -----------------  Increase
                                                   Rate    Volume  (Decrease)
                                                 --------  -------  ----------
                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $  (824)  $1,064    $  240
  Investment securities and
    other interest-earning assets                   (553)     379      (174)
                                                   -----    -----     -----
      Total interest-earning assets               (1,377)   1,443        66
                                                   -----    -----     -----
Interest-bearing liabilities:
  Demand deposits                                     32      199       231
  Savings deposits                                    (1)      (9)      (10)
  Time deposits                                     (215)     919       704
                                                   -----    -----     -----
    Total deposits                                  (184)   1,109       925
  FHLBank advances and other borrowings               (2)    (829)     (831)
                                                   -----    -----     -----
      Total interest-bearing liabilities            (186)     280        94
                                                   -----    -----     -----
  Net interest income                            $(1,191)  $1,163    $  (28)
                                                   =====    =====     =====

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 1999, the Company had commitments of approximately $117 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

     Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

    The Company's capital position remained strong, with stockholders' equity at $66.6 million, or 7.9% of total assets of $844 million at March 31, 1999 compared to equity at $68.4 million, or 8.2%, of total assets of $836 million at December 31, 1998.

     Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines required banks to have a minimum Tier 1 capital ratio, as defined, of 4.00% and a minimum Tier 2 capital ratio of 8.00%, and a minimum 4.00% leverage capital ratio. On March 31, 1999, the Bank's Tier 1 capital ratio was 9.5%, Tier 2 capital ratio was 10.8% and leverage ratio was 7.5%.

     At March 31, 1999, the held-to-maturity investment portfolio included $90,000 of gross unrealized gains and $26,000 of gross unrealized losses. The unrealized gains are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

     Statements of Cash Flows. During the three months ended March 31, 1999, and 1998, respectively, the Company experienced positive cash flows from investment activities and financing activities.

     Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to origination and sale of loans held-for-sale, adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities during the three months ended March 31, 1998, while originations of loans held-for-sale, net of proceeds from sales of loans held-for-sale was the primary use of cash flows from operating activities during the three months ended March 31, 1999. Operating activities provided cash flows of $4.8 million during the three months ended March 31, 1999 and $1.3 million during the three months ended March 31, 1998.

     During the three months ended March 31, 1999 and 1998, respectively, investing activities used cash of $4.6 million and $34 million primarily due to the net increase of loans.

     Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $5.3 million in cash during the three months ended March 31, 1999 and $61.9 million in cash during the three months ended March 31, 1998. Financing activities in the future are expected to primarily include changes in deposits and changes in FHLBank advances.

     Dividends. During the three months ended March 31, 1999, the Company declared and paid dividends of $.125 per share, or 28% of net income, compared to dividends declared and paid during the three months ended March 31, 1998 of $.11 per share, or 26% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

     Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 1999, the Company repurchased 165,449 shares of its common stock at an average price of $24.02 per share and reissued 52,724 shares of treasury stock at an average price of $1.75 per share to cover stock option exercises. During the three months ended March 31, 1998, the Company repurchased 128,504 shares of its common stock at an average price of $17.27 per share and reissued 231,776 shares of treasury stock at an average price of $1.86 per share to cover stock option exercises.

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

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: May 17, 1999             /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: May 17, 1999             /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

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

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      1999          1998
                                                   ----------    ----------
Basic:

  Average shares outstanding                        7,759,234     8,049,032
                                                    =========     =========
  Net income                                       $3,446,707    $3,363,595
                                                    =========     =========
  Per share amount                                      $0.44         $0.42
                                                         ====          ====


Diluted:

  Average shares outstanding                        7,759,234     8,049,032
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        132,481       135,238
                                                    ---------     ---------
  Diluted shares                                    7,891,715     8,184,270
                                                    =========     =========
  Net income                                       $3,446,707    $3,363,595
                                                    =========     =========
  Per share amount                                      $0.44         $0.41
                                                         ====          ====
