Form 10-Q
period 1999-06-30
GREAT SOUTHERN BANCORP INC
filed 1999-08-16
CIK 854560

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


               For the Quarterly Period ended June 30, 1999


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

                    Yes  /X/  No  / /


    The number of shares outstanding of each of the registrant's classes of common stock: 7,571,469 shares of common stock, par value $.01, outstanding at August 6, 1999.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                               June 30,    December 31,
                                                                                1999           1998
                                                                           -------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 28,037,711   $ 24,115,015
Interest-bearing deposits in other financial institutions. . . . . . . . .     1,539,948      9,431,407
                                                                             -----------    -----------
        Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    29,577,659     33,546,422
Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . .    54,185,309      6,475,897
Held-to-maturity securities (fair value $34,531,000 - June 1999;
  $49,287,000 - December 1998) . . . . . . . . . . . . . . . . . . . . . .    34,590,034     49,117,932
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   730,805,784    708,238,463
Interest receivable:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,529,870      4,854,247
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       498,097        651,993
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     4,101,762      6,571,841
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .       907,343      2,810,201
Premises and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .     9,741,617     10,012,125
Investment in Federal Home Loan Bank Stock . . . . . . . . . . . . . . . .     9,632,700      9,454,100
Excess of cost over fair value of net assets acquired, at amortized cost .       473,424        543,278
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     4,032,299      4,221,203
                                                                            ------------   ------------
        Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $884,075,898   $836,497,702
                                                                            ============   ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $603,119,751   $597,624,994
Securities sold under repurchase agreements  . . . . . . . . . . . . . . .    22,010,644             --
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   177,627,629    158,452,407
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,753,693        798,247
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .     4,545,839      5,356,558
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     1,089,278      1,582,298
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,400,406      2,442,368
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,598,177      1,858,343
                                                                            ------------   ------------
        Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .   817,145,417    768,115,215
                                                                            ------------   ------------

Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares                 --             --
  Common stock, $.01 par value; authorized 20,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,376,828     17,224,451
Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    95,210,142     90,459,992
Accumulated other comprehensive income:
  Unrealized appreciation on available-for-sale securities,
  net of income taxes of $104,342 at June 30, 1999
  and $214,410 at December 31, 1998. . . . . . . . . . . . . . . . . . . .       160,107        335,359
                                                                           . -----------    -----------
                                                                             112,870,327    108,143,052
Less treasury common stock, at cost; June 30, 1999 - 4,737,794 shares;
  December 31, 1998 - 4,522,323 shares . . . . . . . . . . . . . . . . . .   (45,939,846)   (39,760,565)
                                                                            ------------   ------------
        Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .    66,930,481     68,382,487
                                                                            ------------   ------------
        Total Liabilities and Stockholders' Equity . . . . . . . . . . . .  $884,075,898   $836,497,702
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                June 30,                           JUNE 30,
                                                           1999           1998               1999            1998
                                                       -----------    -----------        -----------     -----------
INTEREST INCOME
  Loans                                                $15,291,709    $14,880,797        $30,309,457     $29,658,710
  Investment securities and other                          940,516      1,151,862          1,847,077       2,231,949
                                                        ----------     ----------         ----------      ----------
    TOTAL INTEREST INCOME                               16,232,225     16,032,659         32,156,534      31,890,659
                                                        ----------     ----------         ----------      ----------
INTEREST EXPENSE
  Deposits                                               5,915,520      5,455,856         11,940,945      10,556,062
  FHLBank advances                                       2,108,296      2,534,884          4,223,109       5,228,676
  Short-term borrowings                                    212,435        311,390            255,115         606,045
                                                        ----------     ----------         ----------      ----------
    TOTAL INTEREST EXPENSE                               8,236,251      8,302,130         16,419,169      16,390,783
                                                        ----------     ----------         ----------      ----------
NET INTEREST INCOME                                      7,995,974      7,730,529         15,737,365      15,499,876
PROVISION FOR LOAN LOSSES                                  573,590        585,790          1,150,000       1,000,215
                                                        ----------    -----------         ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      7,422,384      7,144,739         14,587,365      14,499,661
                                                        ----------     ----------         ----------      ----------
NON-INTEREST INCOME
  Commissions                                            1,799,876      1,620,360          3,524,442       3,066,755
  Service charge and ATM fees                            1,080,991      1,132,184          2,080,481       2,087,309
  Net realized gains on sales of loans                     204,060        376,446            659,644         662,163
  Net realized gains on available-for-sale securities       48,357        110,063            267,953         527,824
  Income (expense) on foreclosed assets                   (130,323)          (548)          (173,831)        (56,895)
  Other income                                             781,310        307,160          1,340,389         629,341
                                                        ----------     ----------         ----------      ----------
    TOTAL NON-INTEREST INCOME                            3,784,271      3,545,665          7,699,078       6,916,497
                                                        ----------     ----------         ----------      ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                         3,208,652      2,846,374          6,473,166       5,601,381
  Net occupancy and equipment expense                    1,030,472        900,876          2,083,928       1,684,472
  Postage                                                  245,787        219,117            516,398         464,693
  Insurance                                                149,917        140,396            323,633         285,713
  Amortization of goodwill                                  39,927         33,261             79,854          65,410
  Advertising                                              128,268        156,822            238,510         291,695
  Office supplies and printing                             211,067        168,042            497,670         342,891
  Other operating expenses                               1,267,172        896,814          2,079,084       1,849,902
                                                        ----------     ----------         ----------      ----------
    TOTAL NON-INTEREST EXPENSE                           6,281,262      5,361,702         12,292,243      10,586,157
                                                        ----------     ----------         ----------      ----------
INCOME BEFORE INCOME TAXES                               4,925,393      5,328,702          9,994,200      10,830,001
PROVISION FOR INCOME TAXES                               1,699,500      1,728,296          3,321,600       3,866,000
                                                        ----------     ----------         ----------      ----------
NET INCOME                                             $ 3,225,893    $ 3,600,406        $ 6,672,600    $  6,964,001
                                                        ==========     ==========         ==========      ==========
BASIC EARNINGS PER COMMON SHARE                             $.43           $.45               $.87            $.87
                                                             ===            ===                ===             ===
DILUTED EARNINGS PER COMMON SHARE                           $.42           $.44               $.86            $.86
                                                             ===            ===                ===             ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                              1999            1998
                                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                             $  6,672,600    $  6,964,001
  Items not requiring (providing) cash:
    Depreciation                                                            1,071,381         783,422
    Amortization                                                               79,854          55,410
    Provision for loan losses                                               1,150,000       1,000,215
    Provision for foreclosed asset losses                                          --         100,000
    Gain on sale of loans                                                    (659,644)       (668,353)
    Proceeds from sales of loans held for sale                             37,083,290      41,013,674
    Originations of loans held for sale                                   (33,034,346)    (40,345,321)
    Net realized gains on sale of available-for-sale securities              (267,953)       (524,908)
    Loss on sale of premises and equipment                                    101,690          14,855
    Gain on sale of foreclosed assets                                            (897)        (47,445)
    Amortization of deferred income, premiums and discounts                  (505,297)       (356,603)
    Deferred income taxes                                                     298,972        (140,586)
  Changes in:
    Accrued interest receivable                                              (521,727)       (978,185)
    Prepaid expenses and other assets                                       2,460,079        (688,086)
    Accounts payable and accrued expenses                                    (852,681)       (280,449)
    Income taxes refundable/payable                                         1,739,834         (95,646)
                                                                          -----------     -----------
  Net cash provided by operating activities                                14,815,155       5,805,995
                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                                   (35,031,934)    (34,381,914)
  Purchase of additonal business units                                             --        (135,000)
  Purchase of premises and equipment                                         (925,103)     (1,878,377)
  Proceeds from sale of premises and equipment                                 22,540          12,842
  Proceeds from sale of foreclosed assets                                     346,000         396,840
  Capitalized costs on foreclosed assets                                      (16,815)       (267,063)
  Proceeds from maturing held-to-maturity securities                       33,809,600      15,250,000
  Purchase of held-to-maturity securities                                  (9,367,313)    (17,352,886)
  Proceeds from sale of available-for-sale securities                      17,030,009         979,195
  Purchase of available-for-sale securities                               (64,665,997)     (1,431,760)
  (Purchase) redemption of FHLBank stock                                     (178,600)      1,338,500
                                                                          -----------     -----------
      Net cash used in investing activities                               (58,977,613)    (37,469,623)
                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                                  32,685,216      45,515,532
  Net increase (decrease) in checking and savings                         (27,190,459)     43,420,064
  Proceeds from Federal Home Loan Bank advances                           597,296,036     450,396,334
  Repayments of Federal Home Loan Bank advances                          (578,120,814)   (467,196,588)
  Net increase in securities sold under repurchase agreements              22,010,644              --
  Net increase (decrease) in short-term borrowings                          1,955,446     (30,430,934)
  Advances from borrowers for taxes and insurance                            (493,020)      1,249,036
  Purchase of treasury stock                                               (6,271,455)     (2,939,723)
  Dividends paid                                                           (1,933,926)     (1,769,381)
  Stock options exercised                                                     256,027          91,642
                                                                          -----------     -----------
    Net cash provided by financing activities                              40,193,695      38,335,982
                                                                          -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (3,968,763)      6,672,354
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             33,546,422      39,158,884
                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 29,577,659    $ 45,831,238
                                                                          ===========     ===========

See Notes to Consolidated Financial Statements

                GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the periods presented. Operating results for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the six month transition period ended December 31, 1998. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

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

                            Three Months Ended June 30, 1999              Six Months Ended June 30, 1999
                         ----------------------------------------      ---------------------------------------
                            Banking      All Other      Totals           Banking      All Other      Totals
                         ------------  ------------  ------------      -----------  ------------  ------------
Interest income           $16,152,288    $   79,937   $16,232,225      $32,042,932    $  113,602   $32,156,534
Non-interest income         1,967,115     1,817,156     3,784,271        3,893,738     3,805,340     7,699,078
Segment profit              2,945,069       280,824     3,225,893        5,980,150       692,450     6,672,600

                            Three Months Ended June 30, 1998              Six Months Ended June 30, 1998
                         ----------------------------------------      ---------------------------------------
                            Banking      All Other      Totals           Banking      All Other      Totals
                         ------------  ------------  ------------      -----------  ------------  ------------
Interest income           $16,003,990   $    28,669   $16,032,659      $31,827,251   $    63,408   $31,890,659
Non-interest income         1,787,614     1,758,051     3,545,665        3,206,274     3,710,223     6,916,497
Segment profit              3,340,010       257,396     3,600,406        6,300,043       663,958     6,964,001


NOTE 3:  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized gains and losses on available for sale securities.

                                           Three Months Ended June 30,          Six Months Ended June 30,
                                           ----------------------------       ----------------------------
                                               1999            1998               1999            1998
                                           -------------  -------------       -------------  -------------
Net income                                   $3,225,893      $3,600,406         $6,672,600      $6,964,001
                                              ---------       ---------          ---------       ---------
Unrealized holding gains (losses),
  net of income taxes                           189,822         (69,655)            (1,083)       (188,372)
Less: reclassification adjustment
  for gains included in net income,
  net of income taxes                           (31,432)        (71,541)          (174,169)       (343,086)
                                              ---------       ---------          ---------       ---------
                                                158,390        (141,196)          (175,252)       (531,458)
                                              ---------       ---------          ---------       ---------
Other comprehensive income                   $3,384,283      $3,459,210         $6,497,348      $6,432,543
                                              =========       =========          =========       =========



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


Potential Impact of Accounting Principles to be Implemented in the Future

     The FASB recently adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 has been delayed by SFAS 137 until fiscal years beginning after June 15, 2000, but may be implemented early as of the beginning of any fiscal quarter after issuance. SFAS No. 133 may not be applied retroactively. Management does not believe adopting SFAS No. 133 will have a material impact on the Company's financial statements.

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

     The Bank has experienced rapid growth in both the deposit and loan areas in recent years. Management of the Bank evaluated the need to upgrade the mission critical systems and determined conversion to a new hardware and software system was the best solution to meet the growth needs of the Bank, as well as to resolve the year 2000 issues. During the six months ended December 31, 1998, the Bank completed the conversion to the Jack Henry Silverlake system for its core processing system and internal financial reporting system. The new system has been certified year 2000 compliant, was tested by the Bank for year 2000 compliance in early 1999 and is believed to be year 2000 compliant. As an integral part of upgrading the core system, the Company has also been in a program of replacing its personal computers and wide area networks with systems believed to be year 2000 compliant systems. This program was also completed during the six months ended December 31, 1998.

     A complete inventory of non-mission critical hardware and software was completed in December 1997. Non-compliant software systems are scheduled for replacement or will be discontinued. Security systems, elevators, heating and air conditioning and like items have been tested and are expected to function as usual through the date of change. Third party vendors deemed appropriate will continue to be used and have indicated their products as compliant. Testing of these and certain other systems was completed by June 30, 1999.

     A budget of $2.4 million was established for the Bank to complete the necessary steps previously noted. The majority of this amount has been spent to date, with only a small amount of these costs being expensed in the six months ended June 30, 1999. The remaining amount spent to date has either been expensed previously or has been capitalized and is being amortized over a 3 to 5 year period. Management feels these expenses will not have a material impact on the financial condition of the Company.

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

     The Company has developed a contingency plan to address some of these uncertainties. It may employ back-up generators as needed to provide electric power beginning January 1, 2000. It plans to have in place a cellular based modern communications system at key branches to maintain communication with its data service location in the event that landline communications are disrupted. Immediately before the change of the century, electronic trial balances with extended information are to be downloaded for import into local database systems. A backup of all files considered pertinent will be performed before the century change, and critical information is expected to be printed in hard copy. The Company anticipates taking other steps to assure both liquidity and security.



Asset and Liability Management

     During the six months ended June 30, 1999, total assets increased by $48 million to $884 million. Available-for-sale securities increased $47.7 million and loans increased $22.6 million offset by a decline in held-to-maturity securities of $14.5 million and a decline in foreclosed assets of $1.9 million.

     Total liabilities increased $49 million to $817 million. Deposits increased $5.5 million, securities sold under repurchase agreements (a new category of liabilities for the Company) increased $22 million and Federal Home Loan Bank ("FHLBank") advances increased $19.1 million. The deposit increase was actually greater as the December 31, 1998 balance included a portion of the accounts now classified as securities sold under repurchase agreements. The deposit increase was primarily from brokered deposits. The increase in FHLBank advances was used to fund the increase in securities. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring all the costs associated with the generation and maintenance of retail deposits.

     Stockholders' equity decreased $1.5 million primarily as a result of net treasury stock purchases of $6.2 million and dividend declarations and payments of $1.9 million, offset by an increase in unrealized gains on available-for-sale securities of $158,000 and net income of $6.7 million. The Company repurchased 260,440 shares of common stock at an average price of $24.08 per share during the six months ended June 30, 1999 and reissued 44,969 shares of treasury stock at an average price of $5.52 per share to cover stock option exercises.

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

     The term "interest rate sensitivity" refers to those assets and liabilities that mature within a stated period or reprice within that period in response to fluctuations in market rates and yields. As noted above, one of the principal goals of the Company's asset/liability program is to maintain and match the interest rate sensitivity characteristics of the asset and liability portfolios.

     In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. The Company's experience with interest rates are discussed in more detail under the heading "Results of Operations and Comparisons of the Three and Six Months Ended June 30, 1999 and 1998."

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

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 and 1998


     The decrease in earnings of $374,000, or 10.4%, for the three months ended June 30, 1999 when compared to the same period in 1998, was primarily due to an increase in non-interest expense of $919,000, or 17.1%, offset by an increase in net interest income of $265,000, or 3.4%, and an increase in non-interest income of $239,000, or 6.7%, during the three month period.

     The decrease in earnings of $291,000, or 4.2%, for the six months ended June 30, 1999 when compared to the same period in 1998, was primarily due to an increase in non-interest expense of $1.7 million, or 16.1%, offset by an increase in net interest income of $237,000, or 1.5%, and an increase in non-interest income of $783,000, or 11.3%, during the six month period.


Total Interest Income

     Total interest income increased $200,000, or 1.2%, during the three months ended June 30, 1999, when compared to the three months ended June 30, 1998. The increase was due to a $411,000, or 2.8%, increase in interest income on loans offset by a $211,000, or 18.3% decrease in interest income on investments and other interest earning assets.

     Total interest income increased $266,000, or .8%, during the six months ended June 30, 1999, when compared to the six months ended June 30, 1998. The increase was due to a $650,000, or 2.2%, increase in interest income on loans offset by a $385,000, or 17.2% decrease in interest income on investments and other interest earning assets.

Interest Income - Loans

     During the three months ended June 30, 1999, interest income on loans increased from higher average balances offset by a decline in average rates. Interest income increased $1.2 million as the result of higher average loan balances from $656 million during the three months ended June 30, 1998 to $726 million during the three months ended June 30, 1999. The higher average balance resulted from the Bank's increase in commercial real estate and commercial business lending and the indirect dealer consumer lending offset by a decline in single-family residential lending. Interest income decreased $829,000 as the result of lower average rates from 9.07% during the three months ended June 30, 1998 to 8.42% during the three months ended June 30, 1999. Changes in rates were due to market rate reductions partially offset by an increased percentage of the portfolio in higher yielding assets.

     During the six months ended June 30, 1999, interest income on loans increased from higher average balances offset by a decline in average rates. Interest income increased $2.4 million as the result of higher average loan balances from $647 million during the six months ended June 30, 1998 to $723 million during the six months ended June 30, 1999. The higher average balance resulted from the Bank's increase in commercial real estate and commercial business lending and the indirect dealer consumer lending offset by a decline in single-family residential lending. Interest income decreased $1.7 million as the result of lower average rates from 9.17% during the six months ended June 30, 1998 to 8.39% during the six months ended June 30, 1999.

Interest Income - Investments and Other Interest-Earning Deposits

     Interest income on investments and other interest-earning deposits decreased from lower average balances offset by higher average yields during the three months ended June 30, 1999 when compared to the three months ended June 30, 1998. Interest income decreased $428,000 as a result of lower average balances from $97 million during the three months ended June 30, 1998 to $69 million during the three months ended June 30, 1999. This decrease was primarily in interest-bearing deposits in FHLBank used to fund daily operations and lending. Interest income increased $217,000 as a result of higher average yields from 4.77% during the three months ended June 30, 1998, to 5.46% during the three months ended June 30, 1999 due to higher short term market rates.

     Interest income on investments and other interest-earning deposits decreased from lower average balances offset by higher average yields during the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. Interest income decreased $952,000 as a result of lower average balances from $95 million during the six months ended June 30, 1998 to $67 million during the six months ended June 30, 1999. This decrease was primarily in interest-bearing deposits in FHLBank used to fund daily operations and lending. Interest income increased $567,000 as a result of higher average yields from 4.70% during the six months ended June 30, 1998, to 5.53% during the six months ended June 30, 1999 due to higher short term market rates.


Total Interest Expense

     Total interest expense decreased $66,000, or .8%, during the three months ended June 30, 1999 when compared with the same period in 1998. The decrease during the three month period was primarily due to a $526,000, or 18.5%, decrease in interest expense on FHLBank advances and other borrowings offset by a $460,000, or 8.4%, increase in interest expense on deposits.

     Total interest expense increased $28,000, or .2%, during the six months ended June 30, 1999 when compared with the same period in 1998. The increase during the six month period was primarily due to a $1.4 million, or 13.1%, increase in interest expense on deposits offset by a $1.4 million, or 23.3%, decrease in interest expense on FHLBank advances and other borrowings.


Interest Expense - Deposits

     Interest expense on deposits increased $718,000 as a result of higher average balances of time deposits from $330 million during the three months ended June 30, 1998, to $387 million during the three months ended June 30, 1999 and $206,000 due to higher average balances of interest-bearing demand deposits from $129 million during the three months ended June 30, 1998, to $151 million during the three months ended June 30, 1999. The average balances on time deposits increased as a result of the Company's use of brokered deposits and the average balances on interest-bearing demand deposits increased as a result of reclassifications to this category beginning June 30, 1998. Interest on time deposits decreased $230,000 due to lower rates from 5.54% during the three months ended June 30, 1998 to 5.24% during the three months ended June 30, 1999 and interest on interest-bearing demand deposits decreased $260,000 due to lower rates from 2.05% during the three months ended June 30, 1998 to 1.61% during the three months ended June 30, 1999. The other deposit category, savings, experienced only minor changes.

     Interest expense on deposits increased $1.6 million as a result of higher average balances of time deposits from $319 million during the six months ended June 30, 1998, to $382 million during the six months ended June 30, 1999 and $271,000 due to higher average balances of interest-bearing demand deposits from $124 million during the six months ended June 30, 1998, to $154 million during the six months ended June 30, 1999. The average balances on time deposits increased as a result of the Company's use of brokered deposits and the average balances on interest-bearing demand deposits increased as a result of reclassifications to this category beginning June 30, 1998.
Interest on time deposits decreased $445,000 due to lower rates from 5.55% during the six months ended June 30, 1998 to 5.25% during the six months ended June 30, 1999 and interest on interest-bearing demand deposits decreased $94,000 due to lower rates from 2.08% during the six months ended June 30, 1998 to 1.91% during the six months ended June 30, 1999. The other deposit category, savings, experienced only minor changes.

Interest Expense - FHLBank Advances and Other Borrowings

     Interest expense on FHLBank advances and other borrowings decreased $648,000 due to lower average balances from $201 million in the three months ended June 30, 1998 to $158 million in the three months ended June 30, 1999 offset by an increase of $122,000 due to higher average rates from 5.64% in the three months ended June 30, 1998 to 5.89% during the three months ended June 30, 1999. The average balances decreased primarily as a result of the Company's increased use of brokered deposits. The average rates increased as the result of reduction of lower rate short-term advances.

     Interest expense on FHLBank advances and other borrowings decreased $1.5 million due to lower average balances from $207 million in the six months ended June 30, 1998 to $155 million in the six months ended June 30, 1999 offset by an increase of $120,000 due to higher average rates from 5.65% in the six months ended June 30, 1998 to 5.76% during the six months ended June 30, 1999. The average balances decreased primarily as a result of the Company's increased use of brokered deposits and the average rates increased as the result of the reduction of lower rate short-term advances.

Net Interest Income

     The Company's overall interest rate spread decreased 9 basis points, or 2.4%, from 3.74% during the three months ended June 30, 1998, to 3.65% during the three months ended June 30, 1999. The decrease was due to a 34 basis point decline in the weighted average yields received on interest-earning assets partially offset by a 25 basis point decrease in the weighted average rates paid on interest-bearing liabilities.

     The Company's overall interest rate spread decreased 19 basis points, or 5%, from 3.81% during the six months ended June 30, 1998, to 3.62% during the six months ended June 30, 1999. The decrease was due to a 45 basis point decline in the weighted average yields received on interest-earning assets partially offset by a 26 basis point decrease in the weighted average rates paid on interest-bearing liabilities.

     Prime averaged 8.5% during the three and six months ended June 30, 1998 compared to an average of 7.75% (75 basis points less) during the three and six months ended June 30, 1999. As a large percentage of the Company's loans are tied in some form or another to prime, this reduction was the primary reason for the decline in the weighted average yields received on interest-earning assets.

     Interest rates paid on deposits declined during the three and six months ended June 30, 1999 compared to the same periods one year earlier. However, as the Company has grown the assets of the Bank, the brokered and other time deposits needed to fund that growth have increased the average cost of deposits since time deposits are higher cost deposits for the Bank than are interest-bearing demand and savings.

     Interest rates paid on FHLBank advances and other borrowings increased during the three and six months ended June 30, 1999 compared to the same periods one year earlier primarily due to the reduction in average balances in the shorter maturities that carry lower rates than longer maturity advances retained.

Provision for Loan Losses

     The provision for loan losses decreased from $586,000 during the three months ended June 30, 1998 to $574,000 during the three months ended June 30, 1999, and increased from $1 million during the six months ended June 30, 1998 to $1.2 million during the six months ended June 30, 1999.

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

     Non-performing assets decreased $2 million during the six months ended June 30, 1999 from $12.9 million at December 31, 1998 to $10.9 million at June 30, 1999. Non-performing loans decreased $100,000, or 1%, from $10.1 million at December 31, 1998 to $10 million at June 30, 1999, and foreclosed assets decreased $1.9 million, or 67.9%, from $2.8 million at December 31, 1998 to $900,000 at June 30, 1999 primarily due to the sale of two large properties.

     Potential problem loans decreased $800,000 during the six months ended June 30, 1999 from $12.2 million at December 31, 1998 to $11.4 million at June 30, 1999. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms.
These loans are not reflected in the non-performing loans.

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

Non-interest Income

     Non-interest income increased $239,000, or 6.7%, in the three months ended June 30, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase in commission income of $180,000, or 11%, from increased sales in the travel, insurance and investment subsidiaries; (ii) a decrease in net realized gains on sales of fixed rate residential loans of $172,000, or 46%; (iii) a decrease of $62,000, or 56%, in profits on sale of available-for-sale securities; (iv) an increase of $130,000 in expenses on foreclosed assets; and (v) various increases or decreases in other non-interest income items.

     Non-interest income increased $783,000, or 11.3%, in the six months ended June 30, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase in commission income of $457,000, or 15%, from increased sales in the travel, insurance and investment subsidiaries;
(ii) a decrease of $260,000, or 49%, in profits on sale of available-for-sale securities; (iii) an increase of $117,000 in expenses on foreclosed assets; and (iv) various increases or decreases in other non-interest income items.


Non-interest Expense

     Non-interest expense increased $919,000, or 17.1%, in the three months ended June 30, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase of $363,000, or 12.8%, in salary and employee related costs due to increased staffing levels resulting from asset/customer growth and additional staffing required by the Bank's core computer conversion and Y2K testing; (ii) an increase of $129,000, or 14.3%, in occupancy and equipment expense due to the core computer conversion, Y2K testing and other technology related purchases; and (iii) increases or decreases in other non-interest expense items.

     Non-interest expense increased $1.7 million, or 16.1%, in the six months ended June 30, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase of $872,000, or 15.6%, in salary and employee related costs due to increased staffing levels resulting from asset/customer growth and additional staffing required by the Bank's core computer conversion and Y2K testing; (ii) an increase of $400,000, or 23.8%, in occupancy and equipment expense due to the core computer conversion, Y2K testing and other technology related purchases; (iii) an increase of $155,000, or 45.2% in office supplies and printing due to growth; and (iv) increases or decreases in other non-interest expense items.

     In conjunction with the Company's recent growth and the Year 2000 issue discussed previously in this document, the Company may be incurring additional operating costs associated with the implementation and operation of new mainframe hardware and software as well as possible other replacement computer and equipment items. In addition, it is probable that the insurance, investment and travel subsidiaries will incur costs in the evaluation, purchase, implementation and operation of their systems to bring them into compliance to avoid potential Year 2000 issues. While the exact impact of the cost to correct or convert the various systems of the Company is not known at this time, management does not feel it will be material to the overall operations or financial condition of the Company.

Provision for Income Taxes

     Provision for income taxes as a percentage of pre-tax income increased from 32.4% in the three months ended June 30, 1998 to 34.5% in the three months ended June 30, 1999.

     Provision for income taxes as a percentage of pre-tax income decreased from 35.7% in the six months ended June 30, 1998 to 33.2% in the six months ended June 30, 1999. The lower percentage in the June 30, 1999 period was primarily due to lower state franchise and income taxes as a result of the organization by the Company of a Real Estate Investment Trust in July 1998.


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


                                                                      Three Months Ended June 30,
                                                       ---------------------------------------------------------
                                                                   1999                          1998
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $726,087   $15,291   8.42%     $656,473   $14,881   9.07%
  Investment securities and other
    interest-earning assets                              68,883       941   5.46        96,610     1,152   4.77
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $794,970    16,232   8.17      $753,083    16,033   8.52
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $151,307       610   1.61      $129,274       664   2.05
  Savings deposits                                       33,061       240   2.90        34,790       214   2.46
  Time deposits                                         386,809     5,066   5.24       330,407     4,578   5.54
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      571,177     5,916   4.14       494,471     5,456   4.41
  FHLBank advances and other borrowings                 157,502     2,320   5.89       201,089     2,989   5.64
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $728,679     8,236   4.52      $695,560     8,302   4.77
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $7,996   3.65%                 $7,731   3.74%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      4.02%                          4.11%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  109.1%                         108.3%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.

                                                                      Six Months Ended June 30,
                                                       ---------------------------------------------------------
                                                                   1999                          1998
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  ---------  ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $722,586   $30,309   8.39%     $646,539   $29,659   9.17%
  Investment securities and other
    interest-earning assets                              66,854     1,847   5.53        95,069     2,232   4.70
                                                        -------    -------  ----       -------   -------   ----
  Total interest-earning assets                        $789,440    32,156   8.15      $741,608    31,891   8.60
                                                        =======    -------  ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $153,792     1,466   1.91      $123,842     1,289   2.08
  Savings deposits                                       33,008       440   2.67        34,649       424   2.45
  Time deposits                                         382,465    10,035   5.25       318,717     8,843   5.55
                                                        -------     ------  ----       -------     -----   ----
    Total deposits                                      569,265    11,941   4.20       477,208    10,556   4.42
  FHLBank advances and other borrowings                 155,395     4,478   5.76       206,575     5,835   5.65
                                                        -------     ------  ----       -------     -----   ----
  Total interest-bearing liabilities                   $724,660    16,419   4.53      $683,783    16,391   4.79
                                                        =======     ------  ----       =======     -----   ----
Net interest income:
  Interest rate spread                                            $15,737   3.62%                $15,500   3.81%
                                                                   ======   ====                   =====   ====

Net interest margin(1)                                                      3.99%                          4.18%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  108.9%                         108.5%
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

                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                          1999 vs. 1998                       1999 vs. 1998
                                                -------------------------------      ------------------------------
                                                      Increase                             Increase
                                                     (Decrease)                           (Decrease)
                                                       Due to         Total                 Due to         Total
                                                 -----------------  Increase          -----------------  Increase
                                                   Rate    Volume  (Decrease)           Rate    Volume  (Decrease)
                                                 --------  ------- ----------         --------  ------- ----------
                                                                      (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $  (829)  $1,239    $  410           $(1,740)  $2,390    $  650
  Investment securities and
    other interest-earning assets                    217     (428)     (211)              567     (952)     (385)
                                                   -----    -----     -----             -----    -----     -----
      Total interest-earning assets                 (612)     811       199            (1,173)   1,438       265
                                                   -----    -----     -----             -----    -----     -----
Interest-bearing liabilities:
  Demand deposits                                   (260)     206       (54)              (94)     271       177
  Savings deposits                                    36      (10)       26                34      (18)       16
  Time deposits                                     (230)     718       488              (445)   1,637     1,192
                                                   -----    -----     -----             -----    -----     -----
    Total deposits                                  (454)     914       460              (505)   1,890     1,385
  FHLBank advances and other borrowings              122     (648)     (526)              120   (1,477)   (1,357)
                                                   -----    -----     -----             -----    -----     -----
      Total interest-bearing liabilities            (332)     266       (66)             (385)     413        28
                                                   -----    -----     -----             -----    -----     -----
  Net interest income                            $  (280)  $  545    $  265           $  (788)  $1,025    $  237
                                                   =====    =====     =====             =====    =====     =====


Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 1999, the Company had commitments of approximately $119 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

     Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

    The Company's capital position remained strong, with stockholders' equity at $66.9 million, or 7.6% of total assets of $884 million at June 30, 1999 compared to equity at $68.4 million, or 8.2%, of total assets of $836 million at December 31, 1998.

     Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines required banks to have a minimum Tier 1 capital ratio, as defined, of 4.00% and a minimum Tier 2 capital ratio of 8.00%, and a minimum leverage capital ratio of 4.00%. On June 30, 1999, the Bank's Tier 1 capital ratio was 8.8%, Tier 2 capital ratio was 10% and leverage capital ratio was 6.8%.

     At June 30, 1999, the held-to-maturity investment portfolio included $56,000 of gross unrealized gains and $115,000 of gross unrealized losses. The unrealized gains and losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

     Statements of Cash Flows. During the six months ended June 30, 1999, and 1998, respectively, the Company experienced positive cash flows from operating activities and financing activities, and negative cash flows from investing activities.

     Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to origination and sale of loans held-for-sale, adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities during the six months ended June 30, 1999 and 1998, while originations of loans held-for-sale, net of proceeds from sales of loans held-for-sale was the primary use of cash flows from operating activities during the six months ended June 30, 1998. Operating activities provided cash flows of $14.8 million during the six months ended June 30, 1999 and $5.8 million during the six months ended June 30, 1998.

     During the six months ended June 30, 1999 and 1998, respectively, investing activities used cash of $59.0 million and $37.5 million primarily due to the net increase in available-for-sale and held-to-maturity securities and the net increase of loans.

     Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in securities sold under repurchase agreements and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $40.2 million in cash during the six months ended June 30, 1999 and $38.3 million in cash during the six months ended June 30, 1998. Financing activities in the future are expected to primarily include changes in deposits, securities sold under repurchase agreements and FHLBank advances.

     Dividends. During the six months ended June 30, 1999, the Company declared and paid dividends of $.25 per share, or 29% of net income, compared to dividends declared and paid during the six months ended June 30, 1998 of $.235 per share, or 25% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

     Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the six months ended June 30, 1999, the Company repurchased 260,440 shares of its common stock at an average price of $24.08 per share and reissued 44,969 shares of treasury stock at an average price of $5.52 per share to cover stock option exercises. During the six months ended June 30, 1998, the Company repurchased 115,894 shares of its common stock at an average price of $25.34 per share and reissued 11,480 shares of treasury stock at an average price of $5.80 per share to cover stock option exercises.

     Management intends to continue its stock buy-back programs as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, availability of funds to purchase the shares and the price of the stock within the market as determined by the market.


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

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: August 13, 1999             /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


Date: August 13, 1999             /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                           June 30,
                                                   ------------------------          -------------------------
                                                      1999          1998                 1999          1998
                                                   ----------    ----------          -----------   -----------
Basic:

  Average shares outstanding                        7,619,578     7,995,491           7,688,277     7,991,784
                                                    =========     =========           =========     =========
  Net income                                       $3,225,893    $3,600,406          $6,627,600    $6,964,001
                                                    =========     =========           =========     =========
  Per share amount                                      $0.43         $0.45               $0.87         $0.87
                                                         ====          ====                ====          ====


Diluted:

  Average shares outstanding                        7,619,578     7,995,491           7,688,277     7,991,784
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        101,976       143,904             101,976       151,510
                                                    ---------     ---------           ---------     ---------
  Diluted shares                                    7,721,554     8,139,395           7,790,253     8,143,294
                                                    =========     =========           =========     =========
  Net income                                       $3,225,893    $3,600,406          $6,627,600    $6,964,001
                                                    =========     =========           =========     =========
  Per share amount                                      $0.42         $0.44               $0.86         $0.86
                                                         ====          ====                ====          ====
