Form 10-Q
period 1999-09-30
GREAT SOUTHERN BANCORP INC
filed 1999-11-15
CIK 854560

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


               For the Quarterly Period ended September 30, 1999


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

                    Yes  /X/  No  / /


    The number of shares outstanding of each of the registrant's classes of common stock: 7,544,795 shares of common stock, par value $.01, outstanding at November 8, 1999.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                           September 30,    December 31,
                                                                               1999            1998
                                                                           -------------   ------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 23,856,959   $ 24,115,015
Interest-bearing deposits in other financial institutions. . . . . . . . .     8,075,298      9,431,407
                                                                             -----------    -----------
        Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    31,932,257     33,546,422
Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . .    69,183,119      6,475,897
Held-to-maturity securities (fair value $25,654,000 - September 1999;
  $49,287,000 - December 1998) . . . . . . . . . . . . . . . . . . . . . .    25,849,457     49,117,932
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   756,342,146    708,238,463
Interest receivable:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,013,791      4,854,247
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,067,915        651,993
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     4,381,981      6,571,841
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .       443,118      2,810,201
Premises and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .     9,491,281     10,012,125
Investment in Federal Home Loan Bank Stock . . . . . . . . . . . . . . . .     9,730,300      9,454,100
Excess of cost over fair value of net assets acquired, at amortized cost .       438,496        543,278
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     4,372,336      4,221,203
                                                                            ------------   ------------
        Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $918,246,197   $836,497,702
                                                                            ============   ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $629,415,882   $597,624,994
Securities sold under repurchase agreements  . . . . . . . . . . . . . . .    25,634,279             --
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   172,617,277    158,452,407
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .     7,845,252        798,247
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .     4,586,581      5,356,558
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     1,472,532      1,582,298
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,314,875      2,442,368
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,825,471      1,858,343
                                                                            ------------   ------------
        Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .   849,712,149    768,115,215
                                                                            ------------   ------------

Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares                 --             --
  Common stock, $.01 par value; authorized 20,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,376,828     17,224,451
Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    97,808,907     90,459,992
Accumulated other comprehensive income:
  Unrealized appreciation (depreciation)on available-for-sale securities, net of income taxes of ($42,061) at September 30, 1999
  and $214,410 at December 31, 1998. . . . . . . . . . . . . . . . . . . .       (82,902)       335,359
                                                                           . -----------    -----------
                                                                             115,226,083    108,143,052
Less treasury common stock, at cost; September 30, 1999 - 4,768,639 shares;
  December 31, 1998 - 4,522,323 shares . . . . . . . . . . . . . . . . . .   (46,692,035)   (39,760,565)
                                                                            ------------   ------------
        Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .    68,534,048     68,382,487
                                                                            ------------   ------------
        Total Liabilities and Stockholders' Equity . . . . . . . . . . . .  $918,246,197   $836,497,702
                                                                            ============   ============

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              September 30,                     September 30,
                                                           1999           1998               1999           1998
                                                       -----------    -----------        -----------    -----------
INTEREST INCOME
  Loans                                                $16,123,097    $15,528,539        $46,432,553    $45,187,249
  Investment securities and other                        1,376,198      1,152,468          3,223,276      3,384,417
                                                        ----------     ----------         ----------     ----------
    TOTAL INTEREST INCOME                               17,499,295     16,681,007         49,655,829     48,571,666
                                                        ----------     ----------         ----------     ----------
INTEREST EXPENSE
  Deposits                                               6,253,259      6,122,240         18,194,205     16,678,302
  FHLBank advances                                       2,486,788      2,256,372          6,709,896      7,485,048
  Short-term borrowings                                    351,640            175            606,755        606,220
                                                        ----------     ----------         ----------     ----------
    TOTAL INTEREST EXPENSE                               9,091,687      8,378,787         25,510,856     24,769,570
                                                        ----------     ----------         ----------     ----------
NET INTEREST INCOME                                      8,407,608      8,302,220         24,144,973     23,802,096
PROVISION FOR LOAN LOSSES                                  450,000        806,846          1,600,000      1,807,061
                                                        ----------    -----------         ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      7,957,608      7,495,374         22,544,973     21,995,035
                                                        ----------     ----------         ----------     ----------
NON-INTEREST INCOME
  Commissions                                            1,677,298      1,430,891          5,266,521      4,497,646
  Service charge and ATM fees                            1,190,885      1,183,571          3,271,366      3,270,880
  Net realized gains on sales of loans                     285,220        263,726            944,865        925,114
  Net realized gains on available-for-sale securities       26,776        267,482            294,729        796,081
  Income on foreclosed assets                              175,003         77,409              1,172         20,514
  Other income                                             560,619        416,423          1,836,226      1,045,764
                                                        ----------     ----------         ----------     ----------
    TOTAL NON-INTEREST INCOME                            3,915,801      3,639,502         11,614,879     10,555,999
                                                        ----------     ----------         ----------     ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                         3,233,028      2,897,283          9,706,193      8,498,664
  Net occupancy and equipment expense                      994,337        873,322          3,097,970      2,557,794
  Postage                                                  252,946        237,954            769,344        702,647
  Insurance                                                182,655        151,314            506,288        437,027
  Amortization of goodwill                                  39,927         37,705            119,781        103,115
  Advertising                                              202,183         85,329            440,693        377,024
  Office supplies and printing                             252,700        187,132            730,905        530,023
  Other operating expenses                               1,184,728        895,934          3,263,604      2,698,690
                                                        ----------     ----------         ----------     ----------
    TOTAL NON-INTEREST EXPENSE                           6,342,504      5,365,973         18,634,778     15,952,134
                                                        ----------     ----------         ----------     ----------
INCOME BEFORE INCOME TAXES                               5,530,905      5,768,903         15,525,074     16,598,900
PROVISION FOR INCOME TAXES                               1,983,723      1,990,331          5,305,292      5,856,327
                                                        ----------     ----------         ----------     ----------
NET INCOME                                             $ 3,547,182    $ 3,778,572        $10,219,782    $10,742,573
                                                        ==========     ==========         ==========     ==========
BASIC EARNINGS PER COMMON SHARE                             $.47           $.48              $1.34          $1.34
                                                             ===            ===               ====           ====
DILUTED EARNINGS PER COMMON SHARE                           $.46           $.47              $1.31          $1.32
                                                             ===            ===               ====           ====

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                              1999            1998
                                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                             $ 10,219,782    $ 10,742,573
  Items not requiring (providing) cash:
    Depreciation                                                            1,575,722       1,188,235
    Amortization                                                              104,782          98,114
    Provision for loan losses                                               1,600,000       1,807,061
    Provision for foreclosed asset losses                                          --         100,000
    Gain on sale of loans                                                    (944,865)       (931,304)
    Proceeds from sales of loans held for sale                             48,289,733      44,928,586
    Originations of loans held for sale                                   (44,100,019)    (44,937,973)
    Net realized gains on sale of available-for-sale securities              (294,729)       (793,165)
    Loss on sale of premises and equipment                                    105,299          14,855
    Gain on sale of foreclosed assets                                        (137,147)       (236,594)
    Amortization of deferred income, premiums and discounts                  (880,921)       (783,661)
    Deferred income taxes                                                     106,054        (776,707)
  Changes in:
    Accrued interest receivable                                              (575,466)       (735,170)
    Prepaid expenses and other assets                                       2,189,860       2,202,726
    Accounts payable and accrued expenses                                    (897,470)     (2,853,131)
    Income taxes refundable/payable                                         3,967,128       2,541,892
                                                                          -----------     -----------
  Net cash provided by operating activities                                20,327,743      11,576,337
                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                                   (60,678,193)    (45,945,425)
  Purchase of additional business units                                            --        (135,000)
  Purchase of premises and equipment                                       (1,189,267)     (2,489,633)
  Proceeds from sale of premises and equipment                                 29,090          12,842
  Proceeds from sale of foreclosed assets                                     913,917         506,340
  Capitalized costs on foreclosed assets                                      (39,077)       (296,252)
  Proceeds from maturing held-to-maturity securities                       42,554,600      20,750,000
  Purchase of held-to-maturity securities                                  (9,367,313)    (21,552,910)
  Proceeds from sale of available-for-sale securities                      17,204,910       1,830,824
  Purchase of available-for-sale securities                               (79,971,691)     (3,613,680)
  (Purchase) redemption of FHLBank stock                                     (276,200)      1,338,500
                                                                          -----------     -----------
      Net cash used in investing activities                               (90,819,224)    (49,594,394)
                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                                  67,343,950      77,830,980
  Net increase (decrease) in checking and savings                         (35,553,062)     39,827,288
  Proceeds from Federal Home Loan Bank advances                           911,196,036     534,204,307
  Repayments of Federal Home Loan Bank advances                          (897,031,166)   (578,393,212)
  Net increase in securities sold under repurchase agreements              25,634,279              --
  Net increase (decrease) in short-term borrowings                          7,047,005     (29,863,303)
  Advances from borrowers for taxes and insurance                            (109,766)      1,844,824
  Purchase of treasury stock                                               (7,024,843)     (4,438,492)
  Dividends paid                                                           (2,882,343)     (2,587,341)
  Stock options exercised                                                     257,226          91,642
                                                                          -----------     -----------
    Net cash provided by financing activities                              68,877,316      38,516,693
                                                                          -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,614,165)        498,636
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             33,546,422      39,158,884
                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 31,932,257    $ 39,657,520
                                                                          ===========     ===========

See Notes to Consolidated Financial Statements

                GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein reflect all adjustments, which are in the opinion of management, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the six month transition period ended December 31, 1998. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on net income.

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

                          Three Months Ended September 30, 1999         Nine Months Ended September 30, 1999
                         ----------------------------------------      ---------------------------------------
                            Banking      All Other      Totals           Banking      All Other      Totals
                         ------------  ------------  ------------      -----------  ------------  ------------
Interest income           $17,372,831    $  126,464   $17,499,295      $49,380,921    $  274,908   $49,655,829
Non-interest income         2,147,194     1,768,607     3,915,801        5,774,836     5,840,043    11,614,879
Segment profit              3,336,343       210,839     3,547,182        9,316,493       903,289    10,219,782

                          Three Months Ended September 30, 1998         Nine Months Ended September 30, 1998
                         ----------------------------------------      ---------------------------------------
                            Banking      All Other      Totals           Banking      All Other      Totals
                         ------------  ------------  ------------      -----------  ------------  ------------
Interest income           $16,529,547   $   151,460   $16,681,007      $48,336,519   $   235,147   $48,571,666
Non-interest income         1,981,643     1,657,859     3,639,502        5,062,446     5,493,553    10,555,999
Segment profit              3,493,348       285,224     3,778,572        9,513,429     1,229,144    10,742,573


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

                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                         --------------------------------    -------------------------------
                                               1999            1998               1999            1998
                                           -------------  -------------       -------------  -------------
Net income                                   $3,547,182      $3,778,572        $10,219,782     $10,742,573
                                              ---------       ---------         ----------      ----------
Unrealized holding gains (losses),
  net of income taxes                          (225,605)       (282,087)          (226,687)        (14,005)
Less: reclassification adjustment
  for gains included in net income,
  net of income taxes                           (17,404)       (345,285)          (191,574)       (517,453)
                                              ---------       ---------         ----------      ----------
                                               (243,009)       (627,372)          (418,261)       (531,458)
                                              ---------       ---------         ----------      ----------
Other comprehensive income                   $3,304,173      $3,151,200        $ 9,801,521     $10,211,115
                                              =========       =========         ==========      ==========



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


Potential Impact of Accounting Principles to be Implemented in the Future

     The FASB recently adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 has been delayed by SFAS 137 until fiscal years beginning after June 15, 2000, but may be implemented early as of the beginning of any fiscal quarter after issuance. SFAS No. 133 may not be applied retroactively. Currently, Management does not believe adopting SFAS No. 133 will have a material impact on the Company's financial statements.
The Company expects at this time to implement SFAS No. 133 during the first quarter of 2001.

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

     The Bank has experienced rapid growth in both the deposit and loan areas in recent years. Management of the Bank evaluated the need to upgrade the mission critical systems and determined conversion to a new hardware and software system was the best solution to meet the growth needs of the Bank, as well as to resolve the year 2000 issues. During the six months ended December 31, 1998, the Bank completed the conversion to the Jack Henry Silverlake system for its core processing system and internal financial reporting system. The new system has been certified year 2000 compliant, was tested by the Bank for year 2000 compliance in early 1999 and is believed to be year 2000 compliant. As an integral part of upgrading the core system, the Company has also been in a program of replacing its personal computers and wide area networks with systems believed to be year 2000 compliant systems. This program was completed by December 31, 1998.

     A complete inventory of non-mission critical hardware and software was completed in December 1997. Non-compliant software systems have been replaced or discontinued. Security systems, elevators, heating and air conditioning and like items have been tested and are expected to function as usual through the date of change. Third party vendors deemed appropriate will continue to be used and have indicated their products as compliant. Testing of these and certain other systems was completed by June 30, 1999.

     A budget of $2.4 million was established for the Bank to complete the necessary steps previously noted. A substantial majority of the costs expected to be incurred has been expended as of September 30, 1999. The remaining amount spent to date has either been expensed previously or has been capitalized and is being amortized over a 3 to 5 year period. Management feels these expenses will not have a material impact on the financial condition of the Company.

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

     The Company believes it has completed substantially all of the actions necessary to achieve Year 2000 compliance for its core systems and substantially all the work necessary to achieve overall compliance. While the Company believes that its systems and technology will be compliant on January 2000 and thereafter, it faces an unquantifiable risk that third parties such as customers will encounter year 2000 problems that cause them to reduce their use of bank services, default on loans, or reduce levels of future borrowings. There is also a risk that other financial organizations that the Company maintains relations with could experience year 2000 issues that would adversely affect the Company. Finally, if other service providers, such as public utilities or telephone companies, are not year 2000 compliant, the Company could experience service interruptions that would make the conduct of business difficult.

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

     This discussion of the impact of the year 2000 is a year 2000 readiness disclosure within the meaning of the Year 2000 Readiness Disclosure Act.


Asset and Liability Management

     During the nine months ended September 30, 1999, total assets increased by $82 million to $918 million. Available-for-sale securities increased $63 million and loans increased $48 million offset by a decline in held-to-maturity securities of $23 million and a decline in foreclosed assets of $2 million.

     Total liabilities increased $82 million to $850 million. Deposits increased $32 million, securities sold under repurchase agreements (a new category of liabilities for the Company) increased $26 million, Federal Home Loan Bank ("FHLBank") advances increased $14 million and short-term borrowings increased $7 million. The deposit increase was actually greater as the December 31, 1998 balance included a portion of the accounts now classified as securities sold under repurchase agreements. The deposit increase was primarily from brokered deposits as core retail deposits have remained relatively flat. The increase in FHLBank advances was used to fund the increase in securities. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring all the costs associated with the generation and maintenance of additional retail deposits. Short-term borrowings are primarily stock margin account borrowings and bank borrowings by Great Southern Bancorp.

     Stockholders' equity increased only slightly primarily as a result of net treasury stock purchases of $6.9 million, dividend declarations of $3 million, and a decrease in unrealized gains on available-for-sale securities of $418,000, offset by net income of $10 million. The Company repurchased 291,335 shares of common stock at an average price of $24.11 per share during the nine months ended September 30, 1999 and reissued 45,019 shares of treasury stock at an average price of $5.52 per share to cover stock option exercises.

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

     In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. The Company's experience with interest rates are discussed in more detail under the heading "Results of Operations and Comparisons of the Three and Nine Months Ended September 30, 1999 and 1998."

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

     As a part of its asset and liability management strategy, the Company has increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately one-third of total assets are currently invested in commercial real estate and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, and to shorten the average maturity and increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increased net interest income, such lending, commensurate with the increased risk levels, has generally resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.

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




RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

     The decrease in earnings of $231,000, or 6.1%, for the three months ended September 30, 1999 when compared to the same period in 1998, was primarily due to an increase in non-interest expense of $977,000, or 18.2%, partially offset by an increase in net interest income of $105,000, or 1.3%, a decrease in provision for loan losses or $357,000, or 44.2%, and an increase in non-interest income of $276,000, or 7.6%, during the three month period.

     The decrease in earnings of $523,000, or 4.9%, for the nine months ended September 30, 1999 when compared to the same period in 1998, was primarily due to an increase in non-interest expense of $2.7 million, or 16.8%, partially offset by an increase in net interest income of $343,000, or 1.4%, a decrease in provision for loan losses of $207,000, or 11.5%, an increase in non-interest income of $1.1 million, or 10%, and a decrease in provision for income taxes of $551,000, or 9.4%, during the nine month period.


Total Interest Income

     Total interest income increased $818,000, or 4.9%, during the three months ended September 30, 1999, when compared to the three months ended September 30, 1998. The increase was due to a $595,000, or 3.8%, increase in interest income on loans combined with a $223,000, or 19.4% increase in interest income on investments and other interest earning assets.

     Total interest income increased $1.1 million, or 2.2%, during the nine months ended September 30, 1999, when compared to the nine months ended September 30, 1998. The increase was due to a $1.2 million, or 2.8%, increase in interest income on loans offset by a $161,000, or 4.8% decrease in interest income on investments and other interest earning assets.


Interest Income - Loans

     During the three months ended September 30, 1999, interest income on loans increased from higher average balances partially offset by a decline in average rates. Interest income increased $1.7 million as the result of higher average loan balances from $660 million during the three months ended September 30, 1998 to $766 million during the three months ended September 30, 1999. The higher average balance resulted from the Bank's increase in commercial real estate and commercial business lending and the indirect dealer consumer lending partially offset by a decline in single-family residential lending due to increasing rates. Interest income decreased $1.1 million as the result of lower average rates from 9.41% during the three months ended September 30, 1998 to 8.42% during the three months ended September 30, 1999. Changes in rates were due to market rate reductions and stronger rate competition, partially offset by an increased percentage of the portfolio in higher yielding assets.

     During the nine months ended September 30, 1999, interest income on loans increased from higher average balances offset by a decline in average rates. Interest income increased $4.3 million as the result of higher average loan balances from $648 million during the nine months ended September 30, 1998 to $749 million during the nine months ended September 30, 1999. The higher average balance resulted from the Bank's increase in commercial real estate and commercial business lending and the indirect dealer consumer lending offset by a decline in single-family residential lending. Interest income decreased $3.1 million as the result of lower average rates from 9.30% during the nine months ended September 30, 1998 to 8.27% during the nine months ended September 30, 1999. Changes in rates were due to market rate reductions and stronger rate competition, partially offset by an increased percentage of the portfolio in higher yielding assets.

Interest Income - Investments and Other Interest-Earning Deposits

     Interest income on investments and other interest-earning deposits decreased from lower average balances offset by higher average yields during the three months ended September 30, 1999 when compared to the three months ended September 30, 1998. Interest income decreased $83,000 as a result of lower average balances from $98 million during the three months ended September 30, 1998 to $90 million during the three months ended September 30, 1999. This decrease was primarily in interest-bearing deposits in FHLBank used to fund daily operations and lending. Interest income increased $307,000 as a result of higher average yields from 4.71% during the three months ended September 30, 1998, to 6.13% during the three months ended September 30, 1999 due to higher short term market rates.

     Interest income on investments and other interest-earning deposits decreased from lower average balances offset by higher average yields during the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. Interest income decreased $1.1 million as a result of lower average balances from $95 million during the nine months ended September 30, 1998 to $68 million during the nine months ended September 30, 1999. This decrease was primarily in interest-bearing deposits in FHLBank used to fund daily operations and lending. Interest income increased $952,000 as a result of higher average yields from 4.73% during the nine months ended September 30, 1998, to 6.30% during the nine months ended September 30, 1999 due to higher short term market rates.


Total Interest Expense

     Total interest expense increased $715,000, or 8.5%, during the three months ended September 30, 1999 when compared with the same period in 1998. The increase during the three month period was primarily due to a $582,000, or 25.8%, increase in interest expense on FHLBank advances and other borrowings combined with a $131,000, or 2.1%, increase in interest expense on deposits.

     Total interest expense increased $741,000, or 3%, during the nine months ended September 30, 1999 when compared with the same period in 1998. The increase during the nine month period was primarily due to a $1.5 million, or 9.1%, increase in interest expense on deposits offset by a $775,000, or 10.4%, decrease in interest expense on FHLBank advances and other borrowings.


Interest Expense - Deposits

     Interest expense on deposits (i) increased $729,000 as a result of higher average balances of time deposits from $354 million during the three months ended September 30, 1998, to $409 million during the three months ended September 30, 1999, (ii) decreased $220,000 due to lower average balances of interest-bearing demand deposits from $157 million during the three months ended September 30, 1998, to $116 million during the three months ended September 30, 1999, (iii) decreased $191,000 due to lower average rates on interest-bearing demand deposits from 2.46% during the three months ended September 30, 1998, to 1.91% during the three months ended September 30, 1999, and (iv) decreased $181,000 due to lower average rates on time deposits from 5.59% during the three months ended September 30, 1998, to 5.37% during the three months ended September 30, 1999.

     The average balances on time deposits increased primarily as a result of the Company's use of brokered deposits and the average balances on interest-bearing demand deposits decreased as a result of some customers transferring balances into accounts classified as short-term borrowings. The average rates on time deposits and interest-bearing demand deposits decreased due to lower market rates during the three months ended September 30, 1999. The other deposit category, savings, experienced only minor changes.

     Interest expense on deposits increased $2.5 million as a result of higher average balances of time deposits from $327 million during the nine months ended September 30, 1998, to $391 million during the nine months ended September 30, 1999 and $149,000 due to higher average balances of interest-bearing demand deposits from $133 million during the nine months ended September 30, 1998, to $141 million during the nine months ended September 30, 1999. The average balances on time deposits increased as a result of the Company's use of brokered deposits and the average balances on interest-bearing demand deposits increased as a result of reclassifications to this category beginning June 30, 1998. Interest on time deposits decreased $756,000 due to lower rates from 5.63% during the nine months ended September 30, 1998 to 5.29% during the nine months ended September 30, 1999 and interest expense on interest-bearing demand deposits decreased $383,000 due to lower rates from 2.26% during the nine months ended September 30, 1998 to 1.91% during the nine months ended September 30, 1999. Both decreases in average rates were the result of lower market rates. The other deposit category, savings, experienced only minor changes.

Interest Expense - FHLBank Advances and Other Borrowings

     Interest expense on FHLBank advances and other borrowings increased $773,000 due to higher average balances from $150 million in the three months ended September 30, 1998 to $209 million in the three months ended September 30, 1999, offset by a decrease of $191,000 due to lower average rates from 6.01% in the three months ended September 30, 1998 to 5.42% during the three months ended September 30, 1999. The average balances increased primarily as a result of the Company's increased use of advances to fund security purchases for pledging to short-term borrowings. The average rates decreased as the result of lower rates on new advances than the average rate on existing advances.

     Interest expense on FHLBank advances and other borrowings decreased $669,000 due to lower average balances from $189 million in the nine months ended September 30, 1998 to $174 million in the nine months ended September 30, 1999 combined with a decrease of $106,000 due to lower average rates from 5.69% in the nine months ended September 30, 1998 to 5.62% during the nine months ended September 30, 1999. The average balances decreased primarily as a result of the Company's increased use of brokered deposits and the average rates decreased as the result of lower average market rates on advances.

Net Interest Income

     The Company's overall interest rate spread decreased 54 basis points, or 13.6%, from 3.98% during the three months ended September 30, 1998, to 3.44% during the three months ended September 30, 1999. The decrease was due to a 63 basis point decline in the weighted average yields received on interest-earning assets partially offset by a 8 basis point decrease in the weighted average rates paid on interest-bearing liabilities.

     The Company's overall interest rate spread decreased 38 basis points, or 9.8%, from 3.88% during the nine months ended September 30, 1998, to 3.50% during the nine months ended September 30, 1999. The decrease was due to a 60 basis point decline in the weighted average yields received on interest-earning assets partially offset by a 23 basis point decrease in the weighted average rates paid on interest-bearing liabilities.

     Prime averaged 8.5% during both the three and nine months ended September 30, 1998 compared to an average of 8.1% (40 basis points less) and 7.87%( 63 basis points less), respectively, during the three and nine months ended September 30, 1999. Since a large percentage of the Company's loans are tied in some form or another to prime, this reduction was the primary reason for the decline in the weighted average yields received on interest-earning assets and the overall decline in interest rate spread.

     Interest rates paid on deposits declined during the three and nine months ended September 30, 1999 compared to the same periods one year earlier. However, as the Company has grown the assets of the Bank, the brokered and other time deposits needed to fund that growth have increased the average cost of deposits since time deposits, an in particular brokered deposits, are higher cost deposits for the Bank than are interest-bearing demand and savings.

     Interest rates paid on FHLBank advances and other borrowings decreased during the three and nine months ended September 30, 1999 compared to the same periods one year earlier primarily due to rates on maturing advances being higher than rates on replacement and additional advances.

Provision for Loan Losses

     The provision for loan losses decreased from $807,000 during the three months ended September 30, 1998 to $450,000 during the three months ended September 30, 1999, and decreased from $1.8 million during the nine months ended September 30, 1998 to $1.6 million during the nine months ended September 30, 1999.

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

     Non-performing assets decreased $5 million during the nine months ended September 30, 1999 from $12.9 million at December 31, 1998 to $7.9 million at September 30, 1999. Non-performing loans decreased $2.6 million, or 26.7%, from $10.1 million at December 31, 1998 to $7.5 million at September 30, 1999, and foreclosed assets decreased $2.4 million, or 84.2%, from $2.8 million at December 31, 1998 to $443,000 at September 30, 1999 primarily due to the sale of two large properties.

     Potential problem loans decreased $1.7 million during the nine months ended September 30, 1999 from $12.2 million at December 31, 1998 to $10.5 million at September 30, 1999. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

     The allowance for loan losses at September 30, 1999 and December 31, 1998, respectively, totaled $17.4 million and $16.9 million, representing 2.2% and 2.3% of total loans, 231% and 167% of non-performing loans, and 96% and 76% of non-performing and potential problem loans in total.

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

Non-interest Income

     Non-interest income increased $276,000, or 7.6%, in the three months ended September 30, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase in commission income of $246,000, or 17%, from increased sales in the travel, insurance and investment subsidiaries; (ii) a decrease of $240,000, or 90%, in profits on sale of available-for-sale securities; (iii) an increase of $98,000 in income on foreclosed assets; (iv) an increase of $260,000 in loan related fees such as late payment, prepayment, servicing and commitment fees; and (v) various increases or decreases in other non-interest income items.

     Non-interest income increased $1.1 million, or 10%, in the nine months ended September 30, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase in commission income of $769,000, or 17%, from increased sales in the travel, insurance and investment subsidiaries; (ii) a decrease of $501,000, or 63%, in profits on sale of available-for-sale securities; (iii) an increase of $775,000 in loan related fees such as late payment, prepayment, servicing and commitment fees; and (iv) various increases or decreases in other non-interest income items.

Non-interest Expense

     Non-interest expense increased $977,000, or 18.2%, in the three months ended September 30, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase of $336,000, or 11.6%, in salary and employee related costs due to increased staffing levels resulting partially from asset/customer growth; (ii) an increase of $121,000, or 13.9%, in occupancy and equipment expense due to the core computer conversion and other technology related purchases; (iii) an increase of $117,000 in marketing and advertising expense; (iv) and increase of $214,000 in legal and professional fees, primarily from fees paid to a consulting firm in relation to earnings strategies; and (v) increases or decreases in other non-interest expense items.

     Non-interest expense increased $2.7 million, or 16.8%, in the nine months ended September 30, 1999 when compared to the same period in 1998. The increase was primarily due to: (i) an increase of $1.2 million, or 14.2%, in salary and employee related costs due to increased staffing levels resulting partially from asset/customer growth and additional staffing required by the Bank's core computer conversion and Y2K testing; (ii) an increase of $540,000, or 21.1%, in occupancy and equipment expense due to the core computer conversion, Y2K testing and other technology related purchases; (iii) an increase of $200,000, or 37.9% in office supplies and printing due to growth;
(iv) and increase of $362,000 in legal and professional fees, primarily from fees paid to a consulting firm in relation to earnings strategies and professional fees paid to an accounting firm for tax planning strategies; and
(v) increases or decreases in other non-interest expense items.


Provision for Income Taxes

     Provision for income taxes as a percentage of pre-tax income increased from 34.5% in the three months ended September 30, 1998 to 35.9% in the three months ended September 30, 1999.

     Provision for income taxes as a percentage of pre-tax income decreased from 35.3% in the nine months ended September 30, 1998 to 34.2% in the nine months ended September 30, 1999.

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


                                                                    Three Months Ended September 30,
                                                       ---------------------------------------------------------
                                                                   1999                          1998
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $766,037   $16,124   8.42%     $659,965   $15,529   9.41%
  Investment securities and other
    interest-earning assets                              89,824     1,376   6.13        97,762     1,152   4.71
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $855,861    17,500   8.18      $757,727    16,681   8.81
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $116,206       555   1.91      $156,758       966   2.46
  Savings deposits                                       33,353       207   2.48        34,255       213   2.49
  Time deposits                                         408,798     5,492   5.37       353,644     4,942   5.59
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      558,357     6,254   4.48       544,657     6,121   4.50
  FHLBank advances and other borrowings                 209,398     2,838   5.42       150,273     2,256   6.01
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $767,755     9,092   4.74      $694,930     8,377   4.82
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $8,408   3.44%                 $8,304   3.98%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      3.93%                          4.38%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  111.5%                         109.0%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.

                                                                     Nine Months Ended September 30,
                                                       ---------------------------------------------------------
                                                                   1999                          1998
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  ---------  ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $748,629   $46,433   8.27%     $647,752   $45,188   9.30%
  Investment securities and other
    interest-earning assets                              68,226     3,223   6.30        95,462     3,384   4.73
                                                        -------    -------  ----       -------   -------   ----
  Total interest-earning assets                        $816,855    49,656   8.10      $743,215    48,572   8.71
                                                        =======    -------  ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $141,125     2,021   1.91      $133,124     2,255   2.26
  Savings deposits                                       33,124       647   2.60        34,469       637   2.46
  Time deposits                                         391,339    15,527   5.29       326,591    13,785   5.63
                                                        -------     ------  ----       -------     -----   ----
    Total deposits                                      565,588    18,195   4.29       494,184    16,677   4.50
  FHLBank advances and other borrowings                 173,594     7,316   5.62       189,430     8,091   5.69
                                                        -------     ------  ----       -------     -----   ----
  Total interest-bearing liabilities                   $739,182    25,511   4.60      $683,614    24,768   4.83
                                                        =======     ------  ----       =======     -----   ----
Net interest income:
  Interest rate spread                                            $24,145   3.50%                $23,804   3.88%
                                                                   ======   ====                  ======   ====

Net interest margin(1)                                                      3.94%                          4.27%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  110.5%                         108.7%
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

                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                          1999 vs. 1998                       1999 vs. 1998
                                               --------------------------------     -------------------------------
                                                      Increase                             Increase
                                                     (Decrease)                           (Decrease)
                                                       Due to         Total                 Due to         Total
                                                 -----------------  Increase          -----------------  Increase
                                                   Rate    Volume  (Decrease)           Rate    Volume  (Decrease)
                                                 --------  ------- ----------         --------  ------- ----------
                                                                      (Dollars in thousands)
Interest-earning assets:
  Loans receivable                               $(1,135)  $1,730    $  595           $(3,081)  $4,326    $1,245
  Investment securities and
    other interest-earning assets                    307      (83)      224               952   (1,113)     (161)
                                                   -----    -----     -----             -----    -----     -----
      Total interest-earning assets                 (828)   1,647       819            (2,129)   3,213     1,084
                                                   -----    -----     -----             -----    -----     -----
Interest-bearing liabilities:
  Demand deposits                                   (191)    (220)     (411)             (383)     149      (234)
  Savings deposits                                     --      (6)       (6)               32      (22)       10
  Time deposits                                     (181)     731       550              (756)   2,498     1,742
                                                   -----    -----     -----             -----    -----     -----
    Total deposits                                  (372)     505       133            (1,107)   2,625     1,518
  FHLBank advances and other borrowings             (191)     773       582              (106)    (669)     (775)
                                                   -----    -----     -----             -----    -----     -----
      Total interest-bearing liabilities            (563)   1,278       715            (1,213)   1,956       743
                                                   -----    -----     -----             -----    -----     -----
  Net interest income                            $  (265)  $  369    $  104           $  (916)  $1,257    $  341
                                                   =====    =====     =====             =====    =====     =====


Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 1999, the Company had commitments of approximately $112 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

     Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

    The Company's capital position remained strong, with stockholders' equity at $68.5 million, or 7.5% of total assets of $918 million at September 30, 1999 compared to equity at $68.4 million, or 8.2%, of total assets of $836 million at December 31, 1998.

     Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines required banks to have a minimum Tier 1 capital ratio, as defined, of 4.00% and a minimum Tier 2 capital ratio of 8.00%, and a minimum leverage capital ratio of 4.00%. On September 30, 1999, the Bank's Tier 1 capital ratio was 8.9%, Tier 2 capital ratio was 10.2% and leverage capital ratio was 7.3%.

     At September 30, 1999, the held-to-maturity investment portfolio included $195,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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


     Statements of Cash Flows. During the nine months ended September 30, 1999, and 1998, respectively, the Company experienced positive cash flows from operating activities and financing activities, and negative cash flows from investing activities.

     Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to origination and sale of loans held-for-sale, adjustments in deferred assets, credits and other liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities during the nine months ended September 30, 1999 and 1998. Proceeds from sales of loans held-for sale, net of originations of loans held-for-sale, was an additional source of cash flows from operating activities during the nine months ended September 30, 1999. Operating activities provided cash flows of $20.3 million during the nine months ended September 30, 1999 and $11.6 million during the nine months ended September 30, 1998.

     During the nine months ended September 30, 1999 and 1998, respectively, investing activities used cash of $90.8 million and $49.6 million primarily due to the net increase in available-for-sale and held-to-maturity securities and the net increase of loans.

     Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in securities sold under repurchase agreements and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $68.9 million in cash during the nine months ended September 30, 1999 and $38.5 million in cash during the nine months ended September 30, 1998. Financing activities in the future are expected to primarily include changes in deposits, securities sold under repurchase agreements and FHLBank advances.

     Dividends. During the nine months ended September 30, 1999, the Company declared and paid dividends of $.375 per share, or 28% of net income, compared to dividends declared and paid during the nine months ended September 30, 1998 of $.33 per share, or 25% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

     Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the nine months ended September 30, 1999, the Company repurchased 291,335 shares of its common stock at an average price of $24.11 per share and reissued 45,019 shares of treasury stock at an average price of $5.52 per share to cover stock option exercises. During the nine months ended September 30, 1998, the Company repurchased 181,149 shares of its common stock at an average price of $24.49 per share and reissued 11,480 shares of treasury stock at an average price of $5.80 per share to cover stock option exercises.

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

                                         Great Southern Bancorp, Inc.
                                         Registrant


Date: November 15, 1999         /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board and
                                Chief Executive Officer


Date: November 15, 1999         /s/  Don M. Gibson
                               --------------------------
                                Don M. Gibson,
                                Executive Vice President and
                                Chief Financial Officer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Exhibit 11- Statement Re Computation of Earnings Per Share

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                   ------------------------          -------------------------
                                                      1999          1998                 1999          1998
                                                   ----------    ----------          -----------   -----------
Basic:

  Average shares outstanding                        7,569,691     7,940,341           7,648,314     7,994,706
                                                    =========     =========          ==========    ==========
  Net income                                       $3,547,182    $3,778,572         $10,219,782   $10,742,573
                                                    =========     =========          ==========    ==========
  Per share amount                                      $0.47         $0.48               $1.34         $1.34
                                                         ====          ====                ====          ====


Diluted:

  Average shares outstanding                        7,569,691     7,940,341           7,648,314     7,994,706
  Net effect of dilutive stock options -
    based on the treasury stock method
    using average market price                        155,011       158,368             149,408       155,889
                                                    ---------     ---------          ----------    ----------
  Diluted shares                                    7,724,702     8,098,709           7,797,722     8,150,595
                                                    =========     =========          ==========    =========
  Net income                                       $3,547,182    $3,778,572         $10,219,782   $10,742,573
                                                    =========     =========          ==========    ==========
  Per share amount                                      $0.46         $0.47               $1.31         $1.32
                                                         ====          ====                ====          ====
