Form 10-K
period 1999-12-31
GREAT SOUTHERN BANCORP INC
filed 2000-03-30
CIK 854560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-18082


                          GREAT SOUTHERN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         43-1524856
--------------------------------------------------------------------------------
  (State incorporation)                                (IRS Employer
                                                    Identification Number)

1451 E. Battlefield, Springfield, Missouri                  65804
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (417) 887-4400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:
                                             Common Stock, Par Value $.01


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 17, 2000, computed by reference to the closing price of such shares, was $136,666,200. At March 17, 2000, 7,288,864 shares of Common Stock, par value $.01 per share, were outstanding.



                                TABLE OF CONTENTS

                                                                                                               Page
PART I
         ITEM 1.           BUSINESS...............................................................................1
                  Great Southern Bancorp, Inc.....................................................................1
                  Great Southern Bank.............................................................................1
                  Forward-Looking Statements......................................................................2
                  Primary Market Area.............................................................................2
                  Lending Activities..............................................................................3
                  Loan Portfolio Composition......................................................................5
                  Originations, Purchases, Sales and Servicing of Loans..........................................11
                  Allowance for Losses on Loans and Foreclosed Assets............................................13
                  Loan Delinquencies and Defaults................................................................15
                  Classified Assets..............................................................................17
                  Investment Activities..........................................................................19
                  Sources of Funds...............................................................................21
                  Subsidiaries...................................................................................24
                  Competition....................................................................................25
                  Employees......................................................................................26
                  Government Supervision and Regulation..........................................................26
                  Federal and State Taxation.....................................................................32
         ITEM 2.           PROPERTIES............................................................................34
         ITEM 3.           LEGAL PROCEEDINGS.....................................................................35
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................35
         ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT..................................................35

PART II
         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS..................................................................36
         ITEM 6.           SELECTED FINANCIAL DATA...............................................................37
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATION.........................................39
         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY
                            INFORMATION .........................................................................56
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE..................................................104

PART III
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................104
         ITEM 11.          EXECUTIVE COMPENSATION...............................................................105
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                            MANAGEMENT..........................................................................108
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................110

PART IV
         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                            REPORTS ON FORM 8-K.................................................................110

SIGNATURES

INDEX TO EXHIBITS


                                     PART I


ITEM 1. BUSINESS.

                                   THE COMPANY

GREAT SOUTHERN BANCORP, INC.

     Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a bank holding company which, as of December 31, 1999, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion on June 30, 1998, of Great Southern to a Missouri-chartered trust company.

     As a Delaware corporation, the Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a bank holding company. Through the bank holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The bank holding company structure provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 1999, Bancorp's consolidated assets were $965 million, consolidated net loans were $767 million, consolidated deposits were $626 million and consolidated stockholders' equity was $69 million. The assets of the Company consist of the stock of Great Southern, the stock of other financial services companies, interest in a local trust company and cash.

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

GREAT SOUTHERN BANK

     Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923, and in 1989 was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 27 branches located in southwestern and central Missouri. At December 31, 1999, the Bank had total assets of $958 million, deposits of $627 million and stockholders' equity of $69 million, or 7.3% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

     Great Southern is principally engaged in the business of originating residential and commercial real estate loans, other commercial and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowing from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

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

     The Company does not undertake-and specifically declines any obligation- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     A significant portion of the Bank's loan originations have been secured by properties in the two county region that includes the Branson area. Approximately $141 million, or 17%, of the total loan portfolio at December 31, 1999, was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, one- to four-family construction properties, and consumer loans.

LENDING ACTIVITIES

     GENERAL

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

     Another principal lending activity of Great Southern, which has become more prevalent in recent years, is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounts for approximately 38% of the portfolio at December 31, 1999.

     In addition, Great Southern in recent years has increased its emphasis on the origination of other commercial loans, home equity loans, consumer loans and student loans, and is also an issuer of letters of credit. See "-- Other Commercial Lending," "- Classified Assets," and "Loan Delinquencies and Defaults" below. Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.

     Great Southern has a policy of obtaining collateral for substantially all real estate loans. The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 80% of the appraised value on one- to four-family residential property and will loan up to an additional 15% with private mortgage insurance for the loan amount above the 80% level. For commercial real estate and other residential real property loans, Great Southern generally loans up to a maximum of 80% of the appraised value. The origination of loans secured by other property are considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.

     Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $500,000 ($350,000 in the case of fixed-rate one-to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chairman of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

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


                                                 December 31,                                       June 30,
                                  -----------------------------------------------------------------------------------------------
                                         1999                 1998                  1998               1997               1996
                                  -----------------------------------------------------------------------------------------------
                                   Amount      %       Amount      %        Amount       %      Amount      %       Amount    %
                                  -----------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Real Estate Loans:
  Residential
    One- to four- family          $208,466    25.3%   $217,120    29.2%    $217,688    31.0%   $243,006    39.2%  $247,294   42.3%
    Other residential               76,926     9.4      85,828    11.5       89,141    12.7      95,886    15.5     81,191   13.9
  Commercial                       251,338    30.5     261,201    35.1      244,016    34.8     191,556    30.9    172,478   29.5
  Residential Construction:
    One- to four-family             39,795     4.8      33,292     4.4       16,032     2.3       9,529     1.5     13,455    2.3
    Other residential                7,106      .9       6,553      .9        5,993      .9       4,243      .7     13,533    2.3
  Commercial construction           63,722     7.8      19,952     2.7       27,156     3.9      21,932     3.5     16,518    2.8
                                  --------   -----    --------   -----     --------   -----    --------   -----   --------  -----

    Total real estate loans        647,353    78.7     623,946    83.8      600,026    85.6     566,152    91.3    544,469   93.1
                                  --------   -----    --------   -----     --------   -----    --------   -----   --------  -----

Other Loans:
  Consumer loans:
    Guaranteed student loans         4,067      .5      15,931     2.1       12,736     1.8      11,592     1.9     11,256    1.9
    Automobile                      55,625     6.8      37,152     5.0       23,120     3.3       6,006     1.0      6,062    1.1
    Home equity and improvement     14,431     1.8       9,292     1.3        5,849      .8       4,183      .7      3,688    0.6
    Other                              255     ---         992      .1        4,862      .7       5,885      .9      5,921    1.0
                                  --------   -----    --------   -----     --------   -----    --------   -----   --------  -----

      Total Consumer loans          74,378     9.1      63,367     8.5       46,567     6.6      27,666     4.5     26,927    4.6
 Other commercial loans            100,419    12.2      57,179     7.7       54,722     7.8      25,959     4.2     13,737    2.3
                                  --------   -----    --------   -----     --------   -----    --------   -----   --------  -----

        Total other loans          174,797    21.3     120,546    16.2      101,290    14.4      53,625     8.7     40,664    6.9
                                  --------   -----    --------   -----     --------   -----    --------   -----   --------  -----

           Total loans             822,150   100.0%    744,492   100.0%     701,316   100.0%    619,777   100.0%   585,133  100.0%
                                             =====               =====                =====               =====             =====

Less:
  Loans in process                  36,048              28,823               28,497              18,812             22,383
  Deferred fees and discounts        2,002               1,779                2,774               3,493              3,689
  Allowance for loan losses         17,293              16,928               16,373              15,524             14,356
                                  --------            --------             --------            --------           --------

Total loans receivable, net       $766,807            $696,962             $653,672            $581,948           $544,705
                                  ========            ========             ========            ========           ========

     The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                December 31,                                       June 30,
                                  -----------------------------------------------------------------------------------------------
                                         1999                 1998                  1998               1997               1996
                                  -----------------------------------------------------------------------------------------------
                                   Amount       %       Amount      %      Amount       %      Amount      %       Amount      %
                                  -----------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Fixed-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family          $  5,960      .7%   $ 11,659     1.6   $ 11,245    1.6%  $  10,544      1.7%  $ 11,158     1.9%
      Other Residential               37,079     4.5      39,661     5.3     34,757    5.0      34,467      5.6     34,413     5.9
    Commercial                        37,636     4.6      60,757     8.2     28,004    4.0       5,865      1.0     25,374     4.3
                                    --------   -----    --------   -----   --------  -----   ---------    -----   --------     ---

      Total real estate loans         80,675     9.8     112,077    15.1     74,006   10.6      50,876      8.3     70,945    12.1
    Consumer loans                    54,829     6.7      37,080     5.0     27,319    3.9      10,769      1.7     12,844     2.2
    Other commercial loans             4,266      .5      11,956     1.6      1,645     .2         502       .1        415     0.1
                                    --------   -----    --------   -----   --------  -----   ---------    -----   --------     ---

      Total fixed-rate loans         139,770    17.0     161,113    21.7    102,970   14.7      62,147     10.1     84,204    14.4
                                    --------   -----    --------   -----   --------  -----   ---------    -----   --------   -----

Adjustable-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family           202,506    24.6     205,461    27.6    206,443   29.4     232,462     37.5    236,136    40.4
      Other Residential               39,847     4.9      46,167     6.2     54,384    7.8      61,419      9.9     46,778     8.0
    Commercial                       213,702    26.0     200,444    26.9    216,013   30.8     185,691     30.0    147,104    25.1
    Residential construction:
      One- to four-family             39,795     4.8      33,292     4.4     16,032    2.3       9,529      1.5     13,455     2.3
      Other residential                7,106      .9       6,553      .9      5,993     .9       4,243       .7     13,533     2.3
    Commercial construction           63,722     7.7      19,952     2.7     27,156    3.9      21,932      3.5     16,518     2.8
                                    --------   -----    --------   -----   --------  -----    --------    -----   --------   -----

      Total real estate loans        566,678    68.9     511,869    68.7    526,021   75.1     515,276     83.1    473,524    80.9
    Consumer loans                    19,549     2.4      26,287     3.5     19,248    2.7      16,897      2.7     14,083     2.4
    Other commercial loans            96,153    11.7      45,223     6.1     53,077    7.5      25,457      4.1     13,322     2.3
                                    --------   -----    --------   -----   --------  -----    --------    -----   --------     ---

      Total adjustable-rate loans    682,380    83.0     583,339    78.3    598,346   85.3     557,630     89.9    500,929    85.6
                                    --------   -----    --------   -----   --------  -----    --------    -----   --------   -----

        Total loans                  822,150   100.0%    744,492   100.0%   701,316  100.0%    619,777    100.0%   585,133   100.0%
                                               =====               =====             =====                =====              =====

Less:
    Loans in process                  36,048              28,823             28,497             18,812              22,383
    Deferred fees and discounts        2,002               1,779              2,774              3,493               3,689
    Allowance for loan losses         17,293              16,928             16,373             15,524              14,356
                                    --------            --------           --------           --------            --------

  Total loans receivable, net       $766,807            $696,962           $653,672           $581,948            $544,705
                                    ========            ========           ========           ========            ========

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

     RESIDENTIAL REAL ESTATE LENDING

     At December 31, 1999 and 1998, loans secured by residential real estate totaled $285 million and $303 million, respectively, and represented approximately 34.7% and 40.7%, respectively, of the Bank's total loan portfolio. Compared to historical rate levels, fixed rates were low during the early portion of the year ended December 31, 1999 and the short fiscal year ended December 31, 1998. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans during the two periods, and accounted for the decline in the Bank's residential real estate loan portfolio during these two periods.

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

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING

     Commercial real estate lending has traditionally been a part of Great Southern's business activities. Beginning in fiscal 1986, Great Southern expanded its commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Starting early in fiscal 1988, Great Southern reduced its originations of commercial real estate loans due to the lower spreads available at that time and the Bank's increased levels of problem loans in this area. In addition, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") further limited the Bank's commercial real estate lending, due to limits imposed on the amounts and types of loans the Bank would be permitted to originate. See "Regulation." Starting in fiscal 1992, Great Southern increased its origination of commercial real estate and commercial business loans and has accelerated the rate of increase in recent years.

     Great Southern expects to continue to maintain or increase the current percentage of commercial real estate loans in its total loan portfolio by originating loans secured by commercial real estate, subject to commercial real estate and other market conditions and to applicable regulatory restrictions. See "Regulation" below.

     At December 31, 1999 and 1998, loans secured by commercial real estate totaled $251 million and $261 million, respectively, or approximately 30.5% and 35.1%, respectively, of the Bank's total loan portfolio. At December 31, 1999 and 1998, construction loans secured by projects under construction and the land on which the projects are located aggregated $111 million and $60 million, respectively, or 13.5% and 8.0%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, the majority of which are tied to the Bank's prime rate. At the date of origination, the amounts of the loan commitments with respect to substantially all of these loans did not exceed 80% of the appraised value of the properties securing the loans.

     The Bank's construction loans generally have terms of one year or less. The construction loan agreements for one- to four-family projects generally provide that principal payments are required as individual condominium units or single-family houses are built and sold to a third party. This insures the remaining loan balance, as a proportion to the value of the remaining security, does not increase. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request. Normally, Great Southern's commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

     The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. Current law subjects state chartered banks to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 1999, this limit was approximately $13.0 million. See "Regulation." At December 31, 1999 the Bank was in compliance with the loans-to-one borrower limit.

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

     OTHER COMMERCIAL LENDING

     At December 31, 1999 and 1998, respectively, Great Southern had $100.4 million and $57.2 million in other commercial loans outstanding, or 12.2% and 7.7%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

     Great Southern expects to continue to maintain or increase the current percentage of other commercial loans in its total loan portfolio by originating loans, subject to market conditions and to applicable regulatory restrictions. See "Supervision and Regulation" below.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, other commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. Commercial loans are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of other commercial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. The majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri. Great Southern intends to continue its commercial lending in this geographic area.

     As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 1999, Great Southern had 68 letters of credit outstanding in the aggregate amount of $13.6 million. Approximately 94% of the aggregate amount of these letters of credit were secured, including one $8.2 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

     Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $74.4 million and $63.4 million at December 31, 1999 and 1998, respectively, or 9.1% and 8.5%, respectively, of the Bank's total loan portfolio.

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

     Great Southern may also purchases whole real estate loans and participation interests in real estate loans from private investors, such as other banks, thrift institutions and life insurance companies. Great Southern may limit its ability to control its credit risk when it purchases participations in such loans. The terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower or information about the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

     Beginning in fiscal June 30, 1998, Great Southern increased the number and amount of commercial real estate and commercial business loan participations. Due to changes in the financial institutions market locally, there have been several experienced bank executives start up new banks. These banks do not have the capital to handle larger commercial credits. Great Southern subjects these loans to the normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The bank purchased $3.1 million of these loans in the fiscal year ended December 31, 1999 and $5.8 million in the six months ended December 31, 1998.

     There have been no whole loan purchases by the Bank in the last five years. At December 31, 1999 and 1998, approximately $7.0 million, or .9% and $7.5 million, or 1.0%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

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

     The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $32.2 million, $26.1 million and $72.6 million during 1999, the short fiscal year ended December 31, 1998 and the fiscal year ended June 30, 1998, respectively. Sales of whole real estate loans and participations in real estate loans generally can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

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

     The Bank sold guaranteed student loans in aggregate amounts of $20.8 million, $3.1 million and $9.7 million during 1999, the short fiscal year ended December 31, 1998 and the fiscal year ended June 30, 1998, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

     Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for 1999, the short fiscal year ended December 31, 1998 and fiscal year ended June 30, 1998 were $1,098,000, $386,000 and $1,125,000, respectively. Of these amounts, $268,000, $31,000 and $125,000, respectively, were gains from the sale of guaranteed student loans and $830,000, $355,000 and $1,000,000, respectively, were gains from the sale of fixed-rate residential loans.

     Prior to fiscal 1996, when whole real estate loans were sold, the Bank primarily retained the responsibility for servicing the loans. The Bank receives a servicing fee for performing these services. The Bank had the servicing rights for approximately $56 million, $57 million and $60 million at December 31, 1999 and 1998 and June 30, 1998, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the year ended December 31, 1999, the short year ended December 31, 1998 and the fiscal year ended June 30, 1998 of $181,000, $107,000 and $261,000, respectively.

     In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $961,000, $301,000 and $502,000 for the year ended December 31, 1999, the short year ended December 31, 1998 and the fiscal year ended June 30, 1998, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this issue see Note 1 of Notes to Consolidated Financial Statements.

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

     At December 31, 1999 and 1998, Great Southern had an allowance for losses on loans of $17.3 million and $16.9 million, respectively, of which $2.7 million and $3.3 million, respectively, had been allocated as an allowance for specific loans and $0.8 million and $0.7 million, respectively, had been allocated for impaired loans. The allowances are discussed further in Notes 3 and 4 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The allowance for losses on loans at the date indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.


                                                               December 31,                             June 30,
                                                --------------------------------  --------------------------------------------------
                                                       1999              1998            1998             1997             1996
                                                ------------------------------------------------------------------------------------
                                                           % of             % of            % of             % of             % of
                                                         Loans to         Loans to        Loans to         Loans to         Loans to
                                                          Total            Total           Total            Total            Total
                                                 Amount   Loans    Amount  Loans   Amount  Loans    Amount  Loans    Amount  Loans
                                                -----------------  --------------- ---------------  ---------------  ---------------
                                                                                (Dollars in thousands)
                                                                         (Dollars in thousands)
Fixed-Rate Loans:

One- to four-family residential and
construction                                    $   798   30.1%  $ 1,254   33.4%  $   811   33.5%  $ 1,039   41.0%  $   757    44.8%
Other residential and construction                  375   10.3       613   12.4       615   13.5        35   16.1       503    16.1
Commercial real estate and construction
and other commercial                             12,003   50.5     9,719   45.7    11,348   46.4     9,699   38.5     7,875    34.5
Consumer                                          1,567    9.1     1,211    8.5       743    6.6       502    4.4       488     4.6
Unallocated                                       2,550     --     4,131     --     2,586     --     4,249     --     4,733      --
                                                -------  -----   -------  -----   -------  -----   -------  -----   -------   -----
         Total                                  $17,293  100.0%  $16,928  100.0%  $16,373  100.0%  $15,524  100.0%  $14,356   100.0%
                                                =======  =====   =======  =====   =======  =====   =======  =====   =======   =====


     The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                December 31,                June 30,
                                            ------------------    -----------------------------
                                               1999       1998      1998       1997       1996
                                            --------   -------    -------    -------    -------
                                                            (Dollars in thousands)
Balance at beginning of period              $16,928    $16,373    $15,524    $14,356    $14,601
                                            -------    -------    -------    -------    -------
Charge-offs:
 One- to four-family residential                114         --         45        185        189
 Other residential                               --        187         67         34      1,072
 Commercial real estate                         131        185        529        364        509
 Construction                                   375         --         82         14         --
 Consumer                                     1,870      1,077        287         70        198
 Other commercial                               316         50        133          9         25
                                            -------    -------    -------    -------    -------

 Total charge-offs                            2,806      1,499      1,143        676      1,993
                                            -------    -------    -------    -------    -------

Recoveries:
 One- to four-family residential                 33        147         22         --         33
 Other residential                               --         --          1         11         --
 Commercial real estate and construction         64         --         68         88        136
 Consumer                                       793        552         10          9         48
 Other commercial                               219         64         38         30         80
                                            -------    -------    -------    -------    -------

 Total recoveries                             1,109        763        139        138        297
                                            -------    -------    -------    -------    -------

Net charge-offs                               1,697        736      1,004        538      1,696
Provision for losses on loans                 2,062      1,291      1,853      1,706      1,451
                                            -------    -------    -------    -------    -------

Balance at end of period                    $17,293    $16,928    $16,373    $15,524    $14,356
                                            =======    =======    =======    =======    =======

Ratio of net charge-offs to average loans
outstanding                                    0.23%      0.23%      0.16%      0.09%      0.32%
                                            =======    =======    =======    =======    =======

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

     The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 1999.

                                                  Loans Delinquent for 30-89 Days
                                      ---------------------------------------------------------
                                                                                Percent of
                                                                                  Total
                                                                                Delinquent
                                            Number             Amount             Loans
                                      ---------------------------------------------------------

Real Estate:
 One- to four-family                            49            $ 2,732                20%
 Other residential                               3                390                  3
 Commercial                                     17              6,480                 47
 Construction or development                    12              2,190                 16
Consumer                                       175              1,403                 10
Other commercial                                11                493                  4
                                             -----            -------               ----
Total                                          267            $13,688                100%
                                             =====            =======               ====

CLASSIFIED ASSETS

     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off-balance sheet items classified at December 31, 1999.


                                                                                             Total         Allowance
         Asset Category             Substandard         Doubtful            Loss          Classified         Losses
--------------------------------- ----------------- ----------------- -----------------------------------------------------
                                                                   (Dollars in thousands)

Loans                                 $15,687              $---              $---           $15,687           $17,293
Foreclosed assets                         747               ---                14               761               ---
                                      -------             -----              ----           -------           -------

         Total                        $16,434              $---               $14           $16,448           $17,293
                                      =======              ====               ===           =======           =======


     The table below sets forth the amounts and categories of gross non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank's loan portfolio at the times indicated. Loans generally are placed on non-accrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful. For all years presented, the Bank has not had any troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. It has been the Bank's practice to sell its foreclosed assets to new borrowers and originate loans with higher loan-to-value ratios than those generally allowed for the Bank's one- to four-family residential loans. For such loans originated in fiscal 1993 or fiscal 1994, the Bank adopted a policy of presenting such loans in the non-performing assets category until sufficient payments of principal and interest are received or the loan has a 90% loan-to-value ratio. The majority of the loans presented in this category are performing and the Bank is accounting for the interest on these loans on the accrual method.



                                                           December 31,                            June 30,
                                                  ----------------------------------------------------------------------------
                                                       1999            1998           1998            1997           1996
                                                  ----------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Non-accruing loans:
   One- to four-family residential                      $   880         $   137        $   522         $ 2,018        $ 1,195
   Other residential                                      1,002           2,554          4,535           3,826            934
   Commercial real estate                                 4,371           2,496          1,687             316          1,407
   One- to four-family construction                           1             ---             91             655            121
   Consumer                                                 146              33            147             219            202
   Other commercial                                         444           1,061             80             600            744
   Commercial construction                                2,377           1,137            ---             ---            851
                                                        -------         -------        -------         -------        -------

   Total gross non-accruing loans                         9,221           7,418          7,062           7,634          5,454
                                                        -------         -------        -------         -------        -------

Loans over 90 days delinquent still accruing interest:
   One- to four-family residential                           49           2,243            ---             ---            ---
   Consumer                                                 ---             244            ---             ---            ---
   Other commercial                                         ---             241            ---             ---            ---
                                                        -------         -------        -------         -------        -------

   Total over 90 days accruing loans                         49           2,728            ---             ---            ---
                                                        -------         -------        -------         -------        -------

Other impaired loans                                        ---             ---          2,278             ---            ---
                                                        -------         -------        -------         -------        -------
Loans in connection with sales of
 foreclosed assets                                          ---             ---            145             246            453
                                                        -------         -------        -------         -------        -------

   Total gross non-performing loans                       9,270          10,146          9,485           7,880          5,907
                                                        -------         -------        -------         -------        -------

Foreclosed assets:
   One- to four-family residential                          167             438            400             544            517
   Other residential                                        ---           1,075            175           1,150          7,121
   Commercial real estate                                   650           1,297          4,176           4,276          3,309
                                                        -------         -------        -------         -------        -------

   Total foreclosed assets                                  817           2,810          4,751           5,970         10,947
                                                        -------         -------        -------         -------        -------

Total gross non-performing assets                       $10,087         $12,956        $14,236         $13,850        $16,854
                                                        =======         =======        =======         =======        =======

Total gross non-performing assets as a
 percentage of average total assets                        1.09%           1.61%          1.90%           2.07%          2.45%
                                                         ======          ======         ======          ======         ======


     Gross impaired loans totaled $9,270,000 at December 31, 1999 and $10,146,000 at December 31, 1998.

     For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $645,000. The amount that was included in interest income on such loans was $487,000 for the year ended December 31, 1999.

     The level of non-performing assets is primarily attributable to the Bank's commercial real estate, other residential, commercial construction and commercial business lending activities. These activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in fiscal June 30, 1996, and at a rate less than that of the Bank's commercial lending portfolio in the year ended December 31, 1999, in the six months ended December 31, 1998 and in fiscal years ended June 30, 1998 and 1997. For a discussion of the risks associated with these activities, see the discussions under the heading "- Commercial Real Estate and Construction Lending" and "- Other Commercial Lending" above.

INVESTMENT ACTIVITIES

     The Bank's investment securities portfolio at December 31, 1999 and 1998 contained one security with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies. This security was issued by The Missouri Development Finance Board and has an aggregate book and market value of approximately $9,960,000 at December 31, 1999.

     As of December 31, 1999 and 1998, the Bank held approximately $37.6 million and $60.4 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had market values of approximately $37.4 million and $60.6 million, respectively. In addition, as of December 31, 1999 and 1998, the Company held approximately $79.9 million and $6.5 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale.

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



                                                                           December 31, 1999
                                                 -----------------------------------------------------------------------
                                                                        Gross            Gross          Approximate
                                                    Amortized         Unrealized       Unrealized           Fair
                                                       Cost             Gains            Losses            Value
                                                 ---------------   --------------     -----------     ------------------
                                                                        (Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
 U.S. government agencies                             $72,714             $  65           $  134           $72,645
 Equity securities                                      8,153               ---              907             7,246
                                                      -------             -----           ------           -------
         Total available-for-sale securities          $80,867             $  65           $1,041           $79,891
                                                      =======             =====           ======           =======

HELD-TO-MATURITY SECURITIES:
 U.S. Treasury                                        $   100             $ ---           $  ---           $   100
 U.S. government agencies                              24,242               ---              141            24,101
 States and political subdivisions                     11,470               ---               89            11,381
Corporate bonds                                           800               ---              ---               800
Mortgage-backed securities                              1,034               ---              ---             1,034
                                                      -------             -----           ------           -------
         Total held-to-maturity securities            $37,646             $ ---           $  230           $37,416
                                                      =======             =====           ======           =======




                                                                           December 31, 1998
                                                 -----------------------------------------------------------------------
                                                                        Gross            Gross          Approximate
                                                    Amortized         Unrealized       Unrealized           Fair
                                                       Cost             Gains            Losses            Value
                                                 ---------------   --------------     -----------     ------------------
                                                                        (Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
 Equity securities                                  $  5,926              $550            $ ---           $ 6,476
                                                    ========              ====            =====           =======

HELD-TO-MATURITY SECURITIES:
 U.S. Treasury                                      $    602              $  2            $ ---           $   604
 U.S. government agencies                             46,966               177               10            47,133
 States and political subdivisions                    11,470                 7              ---            11,477
 Mortgage-backed securities                            1,357               ---              ---             1,357
                                                    --------              ----             ----           -------

         Total held-to-maturity securities           $60,395              $186             $ 10           $60,571
                                                     =======              ====             ====           =======




                                                                            June 30, 1998
                                                 -----------------------------------------------------------------------
                                                                        Gross            Gross          Approximate
                                                    Amortized         Unrealized       Unrealized           Fair
                                                       Cost             Gains            Losses            Value
                                                 ---------------   --------------     -----------     ------------------
                                                                        (Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
 Equity securities                                    $ 4,645            $1,718          $ ---             $ 6,363
                                                      =======            ======          =====             =======

HELD-TO-MATURITY SECURITIES:
 U.S. Treasury                                        $ 2,103            $    4          $ ---             $ 2,107
 U.S. government agencies                              48,260               174            ---              48,434
 Mortgage-backed securities                             1,554               ---            ---               1,554
                                                      -------            ------          -----             -------

         Total held-to-maturity securities            $51,917            $  178          $ ---             $52,095
                                                      =======            ======          =====             =======


     The following table presents the contractual maturities and weighted average yields of available - for-sale debt securities at December 31, 1999. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                    Amortized     Approximate
                                     Cost             Yield        Fair Value
                                    ---------     ------------    ------------
                                             (Dollars in thousands)

In one year or less                   $54,545          5.52%         $54,558
After one through five years           18,169          5.68%          18,087
                                     --------                        -------
         Total                        $72,714                        $72,645
                                      =======                        =======

     The following table presents the contractual maturities and weighted average yields of held-to-maturity securities at December 31, 1999. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                    Amortized     Approximate
                                     Cost             Yield        Fair Value
                                    ---------     ------------    ------------
                                             (Dollars in thousands)

In one year or less                 $14,971           5.30%         $14,901
After one through five years         19,331           5.51%          19,260
After five through ten years          1,510           5.00%           1,421
After ten years                         800           9.40%             800
Securities not due on a single
 maturity date                        1,034           7.90%           1,034
                                    -------                         -------
         Total                      $37,646                         $37,416
                                    =======                         =======

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

     Unlike non-brokered deposits where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits.

     The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Company at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                      December 31,
                                         --------------------------------------
                                               1999                 1998            June 30, 1998
                                         ------------------  ------------------  -------------------
                                                   Percent             Percent              Percent
                                         Amount    of Total   Amount   of Total    Amount   of Total
                                       --------    --------  -------   --------  --------   --------
                                                             (Dollars in thousands)
Time deposits:
   0.00% - 3.99%                       $  1,153      .18%   $    435      .07%   $     62      .01%
   4.00% - 4.99%                         79,429    12.69      69,178    11.58      17,476     3.18
   5.00% - 5.99%                        280,688    44.85     259,844    43.48     257,704    46.87
   6.00% - 6.99%                         69,525    11.11      32,262     5.40      51,064     9.29
   7.00% - 7.99%                          3,527      .56       3,845      .64       3,711      .68
   8.00% - 10.25%                            30       --         240      .04         251      .05
                                       --------   ------    --------   ------    --------   ------

Total Time deposits                     434,352    69.39     365,804    61.21     330,268    60.08
Non-interest-bearing demand deposits     47,360     7.57      43,211     7.23      29,375     5.34
Savings deposits (2.50%-2.50%-2.51%)     29,613     4.73      32,190    15.39      34,644     6.30
Interest-bearing demand deposits
   (1.86%-2.39%-2.25%)                  114,575    18.31     156,420    26.17     155,485    28.28
                                       --------   ------    --------   ------    --------   ------

Total Deposits                         $625,900   100.00%   $597,625   100.00%   $549,772   100.00%
                                       ========   ======    ========   ======    ========   ======


     A table showing rate and maturity information for the Bank's time deposits as of December 31, 1999 is presented in Note 6 of Notes to Consolidated Financial Statements.

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

     The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 1999. The table is based on information prepared in accordance with generally accepted accounting principles.


                                                                        Maturity
                              ---------------------------------------------------------------------------------------------
                                      3               Over 3             Over               Over
                                  Months or         Months to           6 to 12              12
                                    Less             6 Months           Months             Months              Total
                              ---------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Time deposits:
   Less than $100,000               $51,667            $37,288           $33,757           $ 37,871           $160,583
   $100,000 or more                  21,117             13,033            13,508              9,921             57,579
   Brokered                          15,965             19,052            39,117            135,608            209,742
   Public funds(1)                    6,143                137               162                  6              6,448
                                    -------            -------           -------           --------           --------
      Total                         $94,892            $69,510           $86,544           $183,406           $434,352
                                    =======            =======           =======           ========           ========

--------------

(1) Deposits from governmental and other public entities.


     BORROWINGS. Great Southern's other sources of funds include advances from the FHLBank, Qualified Loan Review arrangement and treasury tax & loan note option with the Federal Reserve Bank and other borrowngs.

     As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. FIRREA requires that all long-term FHLBank advances be for the purpose of financing residential housing. Pursuant to FIRREA, the Federal Housing Finance Board has promulgated regulations that establish standards of community investment for FHLBank members to maintain continued access to long-term advances. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. The Bank has a $50 million revolving line of credit with the FHLBank, which provides for immediately available funds. At December 31, 1999, none of the revolving line was in use with $50 million remaining available. The Bank can draw these funds for lending or other liquidity needs with some limitations.

     The Federal Reserve Bank ("FRB") has a Qualified Loan Review ("QLR") program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be; (i) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (ii) a temporary spike in interest rates on other fund sources that are being used; or (iii) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 1999 that would have allowed approximately $155.3 million to be borrowed under the above arrangement.

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

     The following table sets forth the maximum month-end balances and average daily balances of FHLBank advances and other borrowings during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.


                                                             Short Period
                                         Year Ended              Ended
                                        December 31,         December 31,          Year Ended
                                            1999                 1998             June 30, 1998
                                     -------------------- -------------------- --------------------
                                                        (Dollars in thousands)

Maximum Balance:
  FHLBank advances                          $200,531             $169,593             $211,270
  Other borrowings                            61,111                2,387               41,176

Average Balances:
  FHLBank advances                          $165,192             $147,839             $161,913
  Other borrowings                            19,680                  770               32,234


     The following table sets forth certain information as to the Company's FHLBank advances and other borrowings at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.



                                                   December 31,
                                      -------------------------------------------------------------
                                             1999                1998             June 30, 1998
                                      -------------------------------------------------------------
                                                         (Dollars in thousands)

  FHLBank advances                         $200,531             $158,452             $169,509
  Other borrowings                           61,111                  798                  ---
                                           --------             --------             --------
         Total borrowings                  $261,642             $159,250             $169,509
                                           ========             ========             ========

Weighted average interest
 rate of FHLBank advances                     6.23%                5.60%                6.00%
                                              ====                 ====                 ====

Weighted average interest                     5.03%                7.20%                  N/A
 rate of other borrowings                     ====                 ====


SUBSIDIARIES

     GREAT SOUTHERN. As a Missouri-chartered trust company, Great Southern may invest up to 3% of its assets in service corporations. At December 31, 1999, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $1.3 million. GSFC is incorporated under the laws of the State of Missouri. This subsidiary is primarily engaged in the following activities:

     APPRAISAL SERVICES. Appraisal Services, Inc., incorporated in 1976, is a wholly-owned subsidiary of GSFC and performs primarily residential real estate appraisals for a number of clients, the majority of which is for the Bank and its loan customers. Appraisal Services, Inc. had net income (loss) of $(12,000) in the year ended December 31, 1999 and $6,000 and $3,000 in the six months ended December 31, 1998 and 1997, respectively.

     GENERAL INSURANCE AGENCY. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $113,000 in the year ended December 31, 1999 and $58,000 and $65,000 in the six months ended December 31, 1998 and 1997, respectively.

     TRAVEL AGENCY. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 1999, it was the largest travel agency based in southwestern Missouri and estimated to be in the top 5% (based on gross revenue) of travel agencies nation-wide. Great Southern Travel operates from 24 full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $365,000 in the year ended December 31, 1999 and$119,000 and $57,000 in the six months ended December 31, 1998 and 1997, respectively.

     GSB ONE, L.L.C. At December 31, 1999 the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $264 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was incorporated in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

     GSB TWO, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998. GSB Two is a Real Estate Investment Trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $22.7 million in the year ended December 31, 1999 and $8.2 million in the six months ended December 31, 1998.

     Great Southern Capital Management, Inc. At December 31, 1999, the Bank's total investment in Great Southern Capital Management ("Capital Management") was $257,000. Capital Management was incorporated and organized in 1988 under the laws of the state of Missouri. Capital Management is a registered broker/dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). Capital Management offers a full line of financial consultation, investment counseling and discount brokerage services including execution of transactions involving stocks, bonds, options, mutual funds and other securities. In addition, Capital Management is registered as a municipal securities dealer. Capital Management operates through Great Southern's branch office network. Capital Management had net income of $295,000 in the year ended December 31, 1999 and $36,000 and $153,000 in the six months ended December 31, 1998 and 1997, respectively.

COMPETITION

     Great Southern faces strong competition both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks and finance companies provide vigorous competition in commercial and consumer lending. The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. The other lines of business of the Bank, including loan servicing and loan sales, as well as the Bank and Company subsidiaries, face significant competition in their markets.

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

EMPLOYEES

     At December 31, 1999, the Bank and its affiliates had a total of 833 employees, including 245 part-time employees. None of the Bank's employees is represented by any collective bargaining agreement. Management considers its employee relations to be good.

GOVERNMENT SUPERVISION AND REGULATION

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

     The Federal banking agencies have adopted capital-related regulations. Under those regulations, a bank will be well capitalized if it: (i) has a risk-based capital ratio of 10% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) has a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a risk-based capital ratio of 8% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) has a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets are 3% or greater). As of December 31, 1999, the Bank was "well capitalized."

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

     The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 1999, the Company was "well capitalized."

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

     FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against net transaction accounts of $47.0 million or less (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against the portion of total transaction accounts in excess of such amount. In addition, a reserve of between 0% to 9% (subject to adjustment by the Federal Reserve Board) must be maintained on non-personal time deposits. Under current regulations, this reserve percentage is 0%. The Bank may elect not to maintain reserves against approximately $4.7 million in accounts subject to these reserve requirements. At December 31, 1999, the Bank was in compliance with these reserve requirements.

     Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the Federal Reserve Bank. See "Sources of Funds Borrowings" above.

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

     As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year (if less than 30% of its assets were so invested, the calculation must be made as if 30% of its assets were so invested), or 5% (or such greater percentage as established by the FHLBank) of its outstanding FHLBank advances. At December 31, 1999, Great Southern had $11 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five and one-half years, such dividends have averaged 6.95% and were 6.35% for year the ended December 31, 1999. Certain provisions of FIRREA require all 12 FHLBanks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

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

     GENERAL

     The Company and its subsidiaries file a consolidated federal income tax return using the accrual method of accounting, with the exception of GSB Two which files a separate return as a REIT. All corporations joining in the consolidated federal income tax return are jointly and severally liable for taxes due and payable by the consolidated group. The following discussion primarily focuses upon the taxation of the Bank, since the federal income tax law contains certain special provisions with respect to banks.

     Financial institutions, such as the Bank, are subject, with certain exceptions, to the provisions of the Code generally applicable to corporations.

     BAD DEBT RESERVES

     Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for two years. The amount of post 1987 recapture for the Bank is estimated at $5.2 million which would create tax of approximately $1.8 million, or $300,000 per year for each of the six years. The $1.8 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid.

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

     The Company and all subsidiaries are subject to an income tax that is imposed on the corporation's net income at the rate of 6.25% for fiscal year 1999. The return is filed on a consolidated basis by all members of the consolidated group including the Bank, but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return.

     DELAWARE TAXATION

     As a Delaware corporation, the Company is required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of Company common stock.

     EXAMINATIONS

     The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service with respect to consolidated federal income tax returns, and as such, these returns have been closed without audit through June 30, 1996.

ITEM 2. PROPERTIES.

     The following table sets forth certain information concerning the main office and each branch office of the Company at March 17, 2000. The aggregate net book value of the Company's premises and equipment was $10 million at December 31, 1999 and $10 million at December 31, 1998. See also Note 5 and Note 12 of the Notes to Consolidated Financial. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of Management, the facilities are adequate and suitable for the needs of the Company.

                                                                                                    Lease Expiration
                                                                         Year        Owned or        (Including any
                             Location                                   Opened        Leased         Renewal Option)
------------------------------------------------------------------------------------------------------------------------
CORPORATE HEADQUARTERS AND MAIN BANK:

1451 E. Battlefield                      Springfield, Missouri           1976          Owned               N/A

BRANCH BANKS:
430 South Avenue                         Springfield, Missouri           1983          Owned               N/A
Kearney at Kansas                        Springfield, Missouri           1976         Leased*             2000
2410 N. Glenstone                        Springfield, Missouri           1977         Leased*             2003
1955 S. Campbell                         Springfield, Missouri           1979         Leased*             2030
3961 S. Campbell                         Springfield, Missouri           1998         Leased              2028
2631 E. Sunshine                         Springfield, Missouri           1988         Leased*             2017
1580 W. Battlefield                      Springfield, Missouri           1985         Leased*             2018
723 N. Benton                            Springfield, Missouri           1985          Owned               N/A
Highway 14                               Nixa, Missouri                  1995         Leased*             2019
1505 S. Elliot                           Aurora, Missouri                1985         Leased              2003
Jefferson & Washington                   Ava, Missouri                   1982          Owned               N/A
110 W. Hensley                           Branson, Missouri               1982          Owned               N/A
919 W. Dallas                            Buffalo, Missouri               1976          Owned               N/A
527 Ozark                                Cabool, Missouri                1989         Leased              2004
400 S. Garrison                          Carthage, Missouri              1990          Owned               N/A
1710 E. 32nd Street                      Joplin, Missouri                1989         Leased*             2031
1232 S. Rangeline                        Joplin, Missouri                1998         Leased*             2018
Highway 00 and 13                        Kimberling City,                1984          Owned               N/A
                                          Missouri
528 S. Jefferson                         Lebanon, Missouri               1978         Leased*             2018
714 S. Neosho Boulevard                  Neosho, Missouri                1991          Owned               N/A
Highway 54                               Osage Beach, Missouri           1987          Owned               N/A
1701 W. Jackson                          Ozark, Missouri                 1997          Owned               N/A
208 South Street                         Stockton, Missouri              1988         Leased              2005
323 E. Walnut                            Thayer, Missouri                1978         Leased*             2011
1210 Parkway Shopping Center             West Plains, Missouri           1975          Owned               N/A
1729 W. Highway 76                       Branson, Missouri               1983          Owned               N/A
-------------------

* Building owned with land leased.


In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

     The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 1999 was $1.6 million compared to $2.4 million at December 31, 1998. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

     The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 95 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 1999 was $793,000 compared to $1.1 million at December 31, 1998. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting of stockholders held on June 16, 1999, the results of the matters voted upon were as follows:

     (a)  The following nominees for election as director were elected.



                                        Affirmative           Votes
               Director                     Vote             Withheld
-----------------------------------------------------------------------------

William Barclay                          6,863,237             90,341
Larry Frazier                            6,872,234             81,344

     (b) An affirmative vote in excess of the majority of the shares available to vote was obtained to approve the appointment of Baird, Kurtz & Dobson as auditors for the current fiscal year.



             Affirmative                    Negative         Abstentions
-----------------------------------------------------------------------------

                6,930,651                   16,468              6,459


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

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

Richard L. Wilson. Mr. Wilson, age 40, is Senior Vice President and Controller of the Bank. He joined the Bank in 1986 and is responsible for the internal and external financial reporting of the Company and its subsidiaries. Mr. Wilson is a Certified Public Accountant. Effective March 1, 2000, Mr. Wilson has resigned from the Company.

Michael D. Lawson. Mr. Lawson, age 34, is First Vice President and Commercial Business Development Officer in the commercial lending area at the Bank. Mr. Lawson joined the Bank in 1996. Prior to joining the Bank, Mr. Lawson was a lending officer and branch manager with a competing $1 billion bank. Effective January 7, 2000, Mr. Lawson has resigned from the Company.

Steven G. Mitchem. Mr. Mitchem, age 48, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 35, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland has served other financial services companies as Accounting Director, Division Controller and Independent Auditor.

Doug W. Marrs. Mr. Marrs, age 42, is Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

                                     PART II

     Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock is listed on The NASDAQ Stock Market under the symbol "GSBC."

     As of December 31, 1999 there were 7,489,112 total shares outstanding and approximately 986 shareholders of record.

HIGH/LOW STOCK PRICE

                                                                   Six Months Ended                Fiscal Year
                                         Fiscal Year 1999          December 31, 1998               June 30, 1998
                                     --------------------------------------------------------------------------------
                                      High           Low           High           Low           High           Low
                                     --------------------------------------------------------------------------------

First Quarter                        24 1/2         23 1/4        25 1/4         21 1/2         19 9/16       16
Second Quarter                       26 15/16       23 5/8        26             21 3/4         25 7/8        19 1/8
Third Quarter                        27 1/2         20 3/4        n/a            n/a            26 1/4        24
Fourth Quarter                       22 3/4         21 1/4        n/a            n/a            26 3/8        25


The last inter-dealer bid for the Company's Common Stock on December 31, 1999 was $22.

DIVIDEND DECLARATIONS


                      December 31,     December 31,
                          1999             1998         June 30, 1998
                   ---------------------------------------------------

First Quarter             .125               $.11              $.10
Second Quarter            .125               .125               .11
Third Quarter             .125                n/a               .11
Fourth Quarter            .125                n/a               .11



ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the accompanying independent accountant's opinion, and the following information is qualified by reference thereto.


                                                                   Six Months
                                                  Year Ended          Ended                     Year Ended June 30,
                                                 December 31,     December 31,    ------------------------------------------------
                                                     1999             1998             1998            1997            1996
                                               -----------------------------------------------------------------------------------
                                                                 (Dollars in thousands, except per share data)

Summary Statement of Condition Information:
 Year-end assets                                     $964,803        $836,498         $795,091        $707,841        $668,105
 Year-end loans receivable, net                       766,807         696,962          653,672         581,948         544,705
 Year-end allowance for loan losses                    17,293          16,928           16,373          15,524          14,356
 Year-end available-for-sale securities                79,891           6,476            6,363           7,408           4,656
 Year-end held-to-maturity securities                  37,646          60,394           51,917          51,518          51,236
 Year-end foreclosed assets held for sale, net            817           2,810            4,751           5,651           9,862
 Year-end allowance for foreclosed asset losses           ---             ---              ---             319           1,086
 Year-end intangibles                                     404             543              626             ---           1,102
 Year-end deposits                                    625,900         597,625          549,773         456,370         395,238
 Year-end total borrowings                            261,642         159,250          169,509         180,566         197,057
 Year-end stockholders' equity (retained
 earnings substantially restricted)                    68,926          68,382           67,409          60,348          67,808
 Average loans receivable, net                        746,979         647,797          624,290         561,146         536,695
 Average total assets                                 928,182         805,170          747,901         670,172         643,885
 Average deposits                                     612,503         577,820          487,386         416,041         385,734
 Average stockholders' equity                          68,758          66,997           64,212          62,200          65,355
 Year-end number of deposit accounts                   73,932          74,375           74,070          69,762          60,649
 Year-end number of full-service offices                   27              27               27              25              25


                                                                Six Months Ended
                                             Year Ended            December 31,                    Year Ended June 30,
                                            December 31,   -----------------------------------------------------------------------
                                                1999           1998          1997           1998          1997          1996
                                          ----------------------------------------------------------------------------------------
                                                               (Dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income                                $68,038       $32,485       $30,041       $61,932       $55,540        $53,938
 Interest expense                               35,463        16,530        15,601        31,992        28,822         28,132
 Net interest income                            32,575        15,955        14,440        29,940        26,718         25,806
 Provision for loan losses                       2,062         1,291           852         1,853         1,706          1,451
 Net interest income after provision
  for loan losses                               30,513        14,664        13,588        28,087        25,012         24,355
 Service charge fees                             4,502         2,390         1,753         3,841         2,785          2,382
 Net realized gains on sales of
  available-for-sale securities                    316           356           872         1,398           205            680
 Net realized gains on sales of loans            1,098           385           461         1,125           522            540
 Income (expense) on foreclosed assets             ---           420           383           326           286            728
 Other non-interest income                       9,433         4,307         3,364         7,109         6,721          5,994
 Non-interest expenses                          25,167        11,306         9,883        20,518        20,439         16,274
 Income before income taxes                     20,695        11,216        10,538        21,368        15,091         18,405
 Provision for income taxes                      7,018         3,858         3,058         6,924         5,751          7,111
 Net income                                    $13,677       $ 7,358       $ 7,480       $14,444       $ 9,340        $11,294


                                                                        Six Months Ended
                                                     Year Ended            December 31,                    Year Ended June 30,
                                                    December 31,   -----------------------------------------------------------------
                                                        1999           1998          1997          1998          1997         1996
                                                  ----------------------------------------------------------------------------------
                                                                       (Dollars in thousands, except per share data)
Per Common Share Data:
       Net Income                                         $1.79          $ .93         $ .93        $ 1.79       $ 1.11      $ 1.27
   Diluted earnings per common share:
       Net Income                                          1.76            .91           .91          1.76         1.10        1.23
   Cash dividends declared                                  .50            .235          .21           .43          .3875       .35
   Book value                                              9.20           8.76          8.13          8.47         7.45        7.70
   Average shares outstanding                             7,620          7,897         8,082         8,052        8,394       8,926
   Year-end actual shares outstanding                     7,489          7,803         8,066         7,962        8,105       8,812
   Year-end fully diluted shares outstanding              7,601          8,012         8,218         8,204        8,488       9,218

Earnings Performance Ratios:
   Return on average assets                                1.56%          1.83%         2.08%         1.93%        1.39%       1.75%
   Return on average stockholders' equity                 19.98          21.97         24.04         22.49        15.02       17.28
   Non-interest expense to average total assets            2.87           2.81          2.75          2.74         3.04        2.53
   Average interest rate spread                            3.36           4.02          3.78          3.79         3.79        3.82
   Year-end interest rate spread                           3.40           3.62          3.75          3.81         3.90        3.72
   Net interest margin(1)                                  3.86           4.32          4.18          4.18         4.17        4.21
   Adjusted efficiency ratio (excl. foreclosed assets)    52.51          48.33         47.31         47.20        55.22       45.97
   Average interest-earning assets as a percentage of    112.0          106.6         108.8         108.6        108.5       108.4
    average interest-bearing  liabilities


                                                                        Six Months Ended
                                                     Year Ended            December 31,                    Year Ended June 30,
                                                    December 31,   -----------------------------------------------------------------
                                                        1999           1998          1997          1998          1997         1996
                                                  ----------------------------------------------------------------------------------
  Allowance for loan losses/year-end loans               2.26%         2.42%         2.54%          2.50%         2.66%       2.63%
  Non-performing assets/year-end  loans and
    foreclosed assets                                    1.26          1.46          2.20           1.81          2.30        2.83
  Allowance for loan losses/non-performing loans       194.48        228.20        155.26         227.18        197.01      243.03
  Net charge-offs/average loans                           .23           .23           .09            .16           .10         .32
 Gross non-performing assets/average total assets        1.09          1.61          1.91           1.90          2.07        2.45

Capital Ratios:
  Average stockholders' equity to average assets         7.41%         8.32%         8.64%          8.59%         9.28%      10.15%
  Year-end tangible stockholders' equity to  assets      7.10          8.11          8.67           8.40          8.53       10.09
  Common dividend pay-out ratio                         28.0          27.2          24.4           24.0          35.2        28.6

-----------------

(1) For further discussion, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations-Average Balances, Interest Rates and Yields.

                                       38

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS

     When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake-and specifically declines any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

     The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings.

     The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees, commissions earned by non-bank subsidiaries and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, office expenses and other general operating expenses.

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

EFFECT OF FEDERAL LAWS AND REGULATIONS

     Federal legislation and regulation significantly affect the banking operations of the Company and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated depository institutions such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank.

     On June 30, 1998, the Bank became a state chartered trust company and the Company became a one-bank holding company. This change brought with it an additional set of regulations and new regulators for the Bank and Company. These changes are not expected to be material to the overall operations or profitability of the Company.

POTENTIAL IMPACT OF ACCOUNTING PRINCIPLES TO BE IMPLEMENTED IN THE FUTURE

     The FASB recently adopted SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 has been delayed by SFAS No. 137 until fiscal years beginning after June 15, 2000, but may be implemented early as of the beginning of any fiscal quarter after issuance. SFAS No. 133 may not be applied retroactively. Management believes the adoption of SFAS No. 133, which the Company expects to initially adopt for its year ending December 31, 2000, will not have a material impact on the Company's financial statements.

YEAR 2000 ISSUE

     The Year 2000 issue that confronted the Company and its suppliers, customers and competitors, centered on the inability of computer systems to recognize the year 2000. Many computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the new millennium, there was concern that these programs and computers might recognize "00" as the year 1900 rather than the year 2000.

     The Company has had no significant problems relating to the Year 2000 date change; however, management continues to monitor all systems for potential problems. In addition, nothing has come to management's attention regarding any Year 2000 problems experienced by its customers or suppliers that have significantly impacted or are expected to significantly impact the Company.

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

     A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets. Since the Company uses brokered deposits and Federal Home Loan Bank (the "FHLBank") advances with various maturities to fund a portion of its loan growth, the Company's assets tend to reprice more quickly than its liabilities.

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

HOW WE MEASURE THE RISK TO US ASSOCIATED WITH INTEREST RATE CHANGES

     In an attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor Great Southern's interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to actual or potential changes in market interest rates.

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 1999, the ratio of Great Southern's one-year gap to total assets was a positive 14.8% and its ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year was 1.24.

     In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern's interest-earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern which are implemented by the asset and liability committee. The asset and liability committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern's senior management. The purpose of the asset and liability committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board-approved policies. The asset and liability committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the asset and liability committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at their monthly meetings.

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

     Interest rate risk exposure estimates are not exact measures of an institution's actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Company's sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and cause a change, which potentially could be material, in the Company's interest rate risk.

     Table I illustrates the expected maturities of the Bank's financial instruments at December 31, 1999. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The table is based on information prepared in accordance with generally accepted accounting principles.

CHANGE IN FISCAL YEAR

         In 1998, the Company changed its fiscal year ended June 30 to a fiscal year ended December 31. The six-month period ended December 31, 1998, transitions between the Company's old and new fiscal year ends. Because of this fiscal year change, the results of operations for the year ended December 31, 1999, have been compared to the results of operations for the year ended June 30, 1998. The results of operations for the six months ended December 31, 1998, have been compared to the unaudited results of operations for the six months ended December 31, 1997.

     The following schedule illustrates the expected maturities of the Bank's financial instruments at December 31, 1999. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The table is based on information prepared in accordance with generally accepted accounting principles.

TABLE I
-------

                                                            December 31,                                                      1999
                                    ----------------------------------------------------------                                Fair
                                       2000        2001         2002        2003       2004    Thereafter     Total          Value
                                    ------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Financial Assets:
    Interest bearing deposits           $1,941        ---          ---         ---        ---        ---       $1,941        $1,941
        Weighted average rate            5.50%        ---          ---         ---        ---        ---        5.50%
    Available-for-sale securities      $54,558    $18,087          ---         ---        ---        ---      $72,645       $72,645
        Weighted average rate            5.52%      5.68%          ---         ---        ---        ---        5.56%
    Held to maturity securities        $14,971    $19,330          ---         ---        ---     $3,344      $37,645       $37,416
        Weighted average rate            5.30%      5.51%          ---         ---        ---      6.95%        5.55%
    Adjustable rate loans             $160,373    $53,501      $60,790     $52,914    $83,662   $223,384     $634,624      $645,623
        Weighted average rate            9.02%      8.81%        8.80%       8.88%      8.99%      8.04%        8.62%
    Fixed rate loans                   $38,739    $24,516      $20,341     $21,276     $6,245    $39,737     $150,854      $148,171
        Weighted average rate            9.42%      9.17%        9.81%       9.22%      9.47%      8.56%        9.18%
    Federal Home Loan Bank stock           ---        ---          ---         ---        ---    $10,981      $10,981       $10,981
        Weighted average rate              ---        ---          ---         ---        ---      6.25%        6.25%

Financial Liabilities:
    Savings deposits                   $29,613        ---          ---         ---        ---        ---      $29,613       $29,613
        Weighted average rate            2.50%        ---          ---         ---        ---        ---        2.50%
    Time deposits                     $250,946    $84,075      $36,597     $32,774    $10,969    $18,991     $434,352      $437,413
        Weighted average rate            5.18%      5.64%        5.85%       5.79%      6.32%      5.92%        5.44%
    Interest bearing demand           $114,575        ---          ---         ---        ---        ---     $114,575      $114,575
        Weighted average rate            1.86%        ---          ---         ---        ---        ---        1.86%
    Non-interest bearing demand        $47,360        ---          ---         ---        ---        ---      $47,360       $47,360
        Weighted average rate              ---        ---          ---         ---        ---        ---          ---
    Federal Home Loan Bank and short-
      term borrowings                 $149,876    $11,135      $11,227     $31,327     $2,914    $47,275     $253,754      $252,356
        Weighted average rate            5.41%      6.55%        5.66%       6.52%      7.43%      6.58%        5.89%


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND
 DECEMBER 31, 1998

     During the year ended December 31, 1999, the Company increased total assets by $128 million. A large portion of the increase was due to the increase in net loans of $70 million. The main loan areas experiencing increases were commercial, commercial construction and consumer. Total investment securities increased by $51 million, which was primarily an increase in available-for-sale United States government agency securities. Cash and cash equivalents increased by $10 million primarily due to increased customer cash requirements attributable to the Year 2000 Issue.

     Total liabilities increased $128 million from December 31, 1998, to December 31, 1999. FHLBank advances increased $42 million. Short-term borrowings increased $53 million with the addition of $27 million in federal funds purchased and $25 million in United States government agency securities sold under reverse repurchase agreements. Deposits increased $28 million due primarily to an increase in certificates of deposit of $68 million, of which $63 million related to brokered deposits. Brokered deposits are an attractive funding source due to the ability to obtain large amounts quickly and the fact that brokered deposits do not require the collateral pledging that FHLBank advances do. The increase in certificates of deposit was partially offset by the decrease in checking and savings accounts of $40 million. Note payable to bank increased $7 million with the addition of a line of credit established by the Company. The line is utilized by the Company to meet operating cash needs, and as a source of funds to purchase shares of the Company's stock.

     Stockholders' equity increased $543,000 from December 31, 1998, to December 31, 1999. Net income for fiscal year 1999 was $13.7 million and was offset by dividends of $3.8 million, net treasury stock repurchases of $8.3 million, and a reduction of $1.0 million in accumulated other comprehensive income. The Company repurchased 367,758 shares of common stock during 1999.

RESULTS OF OPERATIONS AND COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1999 AND JUNE 30, 1998

GENERAL

     The decrease in earnings of $767,000, or 5.3%, during the year ended December 31, 1999, compared to the year ended June 30, 1998, was primarily due to an increase in salaries and employee benefits of $2.9 million, or 27.1%, and an increase in net occupancy expenses of $1.1 million, or 36.0%, offset by an increase in net interest income of $2.6 million, or 8.8%, and an increase in non-interest income of $1.6 million, or 11.2%.

TOTAL INTEREST INCOME

     Total interest income increased $6.1 million, or 9.9%, during the year ended December 31, 1999, compared to the year ended June 30, 1998, primarily due to a $5.8 million, or 10.2%, increase in interest income on loans.

INTEREST INCOME - LOANS

     During the year ended December 31, 1999, compared to June 30, 1998, interest income on loans increased primarily from higher average balances. Interest income increased $9.8 million as the result of higher average loan balances from $624.3 million during the year ended June 30, 1998, to $747.0 million during the year ended December 31, 1999. The higher average balance resulted principally from the Bank's increased commercial business lending and indirect dealer consumer lending. This increase was partially offset by a decrease in the interest income on loans of $3.9 million as a result of lower average yields on loans from 9.22% during the year ended June 30, 1998, to 8.49% during the year ended December 31, 1999.

INTEREST INCOME - INVESTMENTS AND OTHER INTEREST-EARNING DEPOSITS

     Interest income on investments and interest-earning deposits increased $257,000, or 5.9%, during the year ended December 31, 1999, when compared to the year ended June 30, 1998. Interest income increased $240,000 as a result of higher average balances from $92.3 million during the year ended June 30, 1998, to $97.4 million in the year ended December 31, 1999. Interest income increased $17,000 as a result of higher average yields from 4.76% during the year ended June 30, 1998, to 4.78% during the year ended December 31, 1999.

TOTAL INTEREST EXPENSE

     Total interest expense increased $3.5 million, or 10.9%, during the year ended December 31, 1999 when compared with the year ended June 30, 1998, primarily due to an increase in interest expense on deposits of $4.0 million, or 19.2%, offset by a decrease in interest expense on FHLBank advances of $500,000, or 5.1%.

INTEREST EXPENSE - DEPOSITS

     Interest expense on time deposits increased $4.8 million as a result of higher average balances from $312.1 million during the year ended June 30, 1998, to $401.7 million during the year ended December 31, 1999. The average balances of time deposits increased primarily as a result of the Company's use of brokered and other time deposits to fund loan growth. In recent years, brokered deposit rates have become competitive with rates on FHLBank advances and larger retail deposits. This increase was partially offset by a decrease in the interest expense on time deposits of $628,000 as a result of lower average rates from 5.58% during the year ended June 30, 1998, to 5.37% during the year ended December 31, 1999.

INTEREST EXPENSE - FHLBANK AND OTHER BORROWINGS

     Interest expense on FHLBank advances and other borrowings decreased $544,000 principally due to lower average balances of $191.3 million during the year ended June 30, 1998, compared to $184.9 million during the year ended December 31, 1999. These lower average balances resulted from the increase in deposits noted above that were used to repay maturing FHLBank advances. Average rates were lower during the year ended December 31, 1999, at 5.68% compared to 5.77% during the year ended June 30, 1998.

NET INTEREST INCOME

     The Company's overall interest rate spread decreased from 3.79% during the year ended June 30, 1998, to 3.36% during the year ended December 31, 1999.

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $209,000, or 11.3%, during the year ended December 31, 1999, from $1.9 million during the year ended June 30, 1998 to $2.1 million during the year ended December 31, 1999.

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

     Non-performing assets decreased $2.9 million, or 23.2%, from $12.5 million at December 31, 1998, to $9.6 million at December 31, 1999. Non-performing loans decreased $900,000, or 9.3%, from $9.7 million at December 31, 1998, to $8.8 million at December 31, 1999, and foreclosed assets declined $2.0 million, or 70.9%, from $2.8 million at December 31, 1998, to $817,000 at December 31, 1999.

     Potential problem loans decreased $1.4 million, or 11.5%, from $12.2 million at December 31, 1998, to $10.8 million at December 31, 1999. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

     Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

NON-INTEREST INCOME

         Non-interest income increased $1.6 million, or 11.2%, during the year ended December 31, 1999, compared to the year ended June 30, 1998. The increase was primarily due to: (i) an increase of $1.4 million, or 24.8%, in commission income from the travel, insurance and investment subsidiaries from growth in these areas; (ii) an increase in service charge income of $661,000, or 17.2%, on transaction accounts due to an increase in overdraft charges; offset by (iii) a decrease in net realized gains on sales of available-for-sale securities of $1.1 million, or 77.3%; (iv) a decline of $326,000, or 100.0%, of income on foreclosed assets due to the sale of income-producing foreclosed assets; and (v) various increases or decreases in other non-interest income items.

NON-INTEREST EXPENSE

     Non-interest expense increased $4.6 million, or 22.7% during the year ended December 31, 1999 when compared to the year ended June 30, 1998. The increase was primarily due to: (i) an increase of $2.9 million, or 27.1%, in salaries and employee benefits due to increased staffing levels in most areas of the Company due to growth and the year 2000 issue; (ii) an increase of $1.1 million, or 36.0%, in net occupancy expense primarily due to the core computer conversion, year 2000 testing of the Bank's systems and other technology-related purchases;
(iii) an increase of $325,000, or 48.8%, in office supplies and printing due to the cost of replacing all debit cards prior to December 31, 1999 and additional supplies purchased as a result of the year 2000 Issue; and (iv) various increases or decreases in other non-interest expense items.

PROVISION FOR INCOME TAXES

     Provision for income taxes as a percentage of pre-tax income increased slightly from 32.4% for the year ended June 30, 1998 to 33.9% for the year ended December 31, 1999.

RESULTS OF OPERATIONS AND COMPARISON FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

GENERAL

     The decrease in earnings of $122,000, or 1.6%, during the six months ended December 31, 1998, compared to December 31, 1997, was primarily due to an increase in non-interest expense of $1.4 million, or 14.4%, an increase in provision for income taxes of $800,000, or 26.2%, and an increase in provision for loan losses of $439,000, or 51.5%, offset by an increase in net interest income of $1.5 million, or 10.5%, and an increase in non-interest income of $1.0 million, or 15.0% during the six months ended December 31, 1998.

TOTAL INTEREST INCOME

     Total interest income increased $2.4 million, or 8.0%, during the six months ended December 31, 1998, primarily due to a $2.5 million, or 9.0%, increase in interest income on loans.

INTEREST INCOME - LOANS

     During the six months ended December 31, 1998, compared to December 31, 1997, interest income on loans increased primarily from higher average balances. Interest income increased $2.1 million as the result of higher average loan balances from $602 million during the six months ended December 31, 1997, to $648 million during the six months ended December 31, 1998. The higher average balance resulted from the Bank's increased lending in commercial real estate, commercial business lending and indirect dealer consumer lending. The average yield on loans increased from 9.26% during the six months ended December 31, 1997, to 9.36% during the six months ended December 31, 1998, as a result of the change in the mix of loan types to higher rate loans.

INTEREST INCOME - INVESTMENTS AND OTHER INTEREST-EARNING DEPOSITS

     Interest income on investments and interest-earning deposits decreased $10,000, or .5%, during the six months ended December 31, 1998, when compared to the six months ended December 31, 1997. Interest income declined $68,000 as a result of lower average yields from 4.84% during the six months ended December 31, 1997, to 4.71% during the six months ended December 31, 1998, due to lower short term market rates. Interest income increased $58,000 as a result of higher average balances from $89.4 million during the six months ended December 31, 1997, to $91.5 million in the six months ended December 31, 1998.

TOTAL INTEREST EXPENSE

     Total interest expense increased $929,000, or 6.0%, during the six months ended December 31, 1998, when compared with the six months ended December 31, 1997, primarily due to an increase in interest expense on deposits of $1.9 million, or 17.9%, offset by a decrease in interest expense on FHLBank advances and other borrowings of $931,000, or 17.9%.

INTEREST EXPENSE - DEPOSITS

     Interest expense on time deposits increased $1.45 million as a result of higher average balances from $306 million during the six months ended December 31, 1997, to $358 million during the six months ended December 31, 1998. The average balances of time deposits increased primarily as a result of the Company's use of brokered and other time deposits to fund loan growth. In recent years, brokered deposit rates have become competitive with rates on FHLBank advances and larger retail deposits. This increase was partially offset by a decrease in interest expense on time deposits of $95,000 as a result of lower average rates from 5.61% during the six months ended December 31, 1997, to 5.55% during the six months ended December 31, 1998.

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

     This increase was partially offset by a $99,000 decrease in interest expense on savings accounts from slightly lower average rates from 2.48% in the six months ended December 31, 1997, to 1.90% during the six months ended December 31, 1998.

INTEREST EXPENSE - FHLBANK ADVANCES AND OTHER BORROWINGS

     Interest expense on FHLBank advances and other borrowings decreased $931,000 principally due to lower average balances from $176 million during the six months ended December 31, 1997, to $149 million during the six months ended December 31, 1998. These lower average balances resulted from the increase in deposits noted above that were partially used to repay maturing FHLBank advances. Average rates were lower during the six months ended December 31, 1998, at 5.76% compared to 5.92% during the six months ended December 31, 1997.

NET INTEREST INCOME

     The Company's overall interest rate spread increased from 3.78% during the six months ended December 31, 1997, to 4.02% during the six months ended December 31, 1998.

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $439,000, or 51.5%, during the six months ended December 31, 1998, from $852,000 during the six months ended December 31, 1997, to $1.3 million during the six months ended December 31, 1998.

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

     Non-performing assets decreased $500,000, or 3.8%, from $13.0 million at June 30, 1998, to $12.5 million at December 31, 1998. Non-performing loans increased $1.5 million, or 20.7%, from $8.2 million at June 30, 1998, to $9.7 million at December 31, 1998, and foreclosed assets declined $2.0 million, or 41.7%, from $4.8 million at June 30, 1998, to $2.8 million at December 31, 1998.

     Potential problem loans increased $3.2 million, or 35.6%, from $9 million at June 30, 1998, to $12.2 million at December 31, 1998. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

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

NON-INTEREST INCOME

     Non-interest income increased $1 million, or 15%, during the six months ended December 31, 1998, compared to the six months ended December 31, 1997. The increase was primarily due to: (i) an increase in service charge income of $637,000, or 36.3%, on transaction accounts and electronic transactions due to increased volumes from ATM debit card usage; (ii) an increase of $550,000, or 21.3%, in commission income from the travel, insurance and investment subsidiaries from growth in these areas; offset by, (iii) a decrease of $516,000, or 59.2% in net realized gains on sales of available-for-sale securities; (iv) various increases or decreases in other non-interest income items.

NON-INTEREST EXPENSE

     Non-interest expense increased $1.4 million, or 14.4% during the six months ended December 31, 1998, when compared to the six months ended December 31, 1997. The increase was primarily due to: (i) an increase of $516,000, or 9.9% in salaries and employee related costs due to increased staffing levels in most areas of the Company due to growth and the year 2000 issue; (ii) an increase of $423,000, or 31.3% in occupancy and equipment expense primarily due to computer system upgrades and other technology related purchases partially due to the year 2000 issue; (iii) an increase of $477,000, or 497%, in transaction and bad check losses from a regulatory recommendation to charge-off these losses at 90 days; and (iv) various increases or decreases in other non-interest expense items.

PROVISION FOR INCOME TAXES

     Provision for income taxes as a percentage of pre-tax income increased from 29.0% in the six months ended December 31, 1997, to 34.4% in the six months ended December 31, 1998. The lower than normal percentage in the December 31, 1997, period was primarily due to a refund of prior period state financial institution taxes within that period.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

     Table II (on the following page) presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. The table does not reflect any effect of income taxes.

RATE/VOLUME ANALYSIS

     Table III (on the following page) presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods shown. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and (ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to volume and rate.

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

TABLE II
--------

                                                                                           Six Months Ended
                                                        Year Ended December 31, 1999      December 31, 1998
                                        December 31,   ----------------------------------------------------------
                                            1999
                                           Yield/      Average   Interest   Yield/   Average   Interest  Yield/
                                            Rate       Balance               Rate    Balance              Rate
                                        ----------    ---------  --------  -------  --------   --------  -----
                                                                       (Dollars in Thousands)
                                                         >
Interest-earning assets:
    Loans receivable                        8.70%     $746,979    $63,386    8.49%  $647,797    $30,332    9.36%
    Investment securities and other

     interest-earning assets                5.55        97,402      4,652    4.78     91,514      2,153    4.71
                                           ------    ---------    -------   ----- ----------   --------   -----

        Total interest-earning assets       8.30      $844,381     68,038    8.06   $739,311     32,485    8.79
                                           ------     ========    -------   -----   ========     ------    ----

Interest-bearing liabilities:
    Demand deposits                         1.86      $135,026      2,542    1.88   $153,777      2,007    2.61
    Savings deposits                        2.50        32,634        842    2.58     33,663        319    1.90
    Time deposits                           5.44       401,683     21,583    5.37    357,793      9,929    5.55
                                           -----     ---------    -------   -----    -------      -----    ----

        Total deposits                      4.42      569,343     24,967    4.39    545,233     12,255    4.50
    FHLBank advances and other

     borrowings                             5.96      184,872     10,496    5.68    148,520      4,275    5.76
                                           -----    ---------    -------   -----    -------      -----    ----

        Total interest-bearing
         liabilities                        4.90%    $754,215     35,463    4.70   $693,753     16,530    4.77
                                           =====     ========    -------   -----   ========     ------    ----

Net interest income:
    Interest rate spread                    3.40%                $32,575    3.36%              $15,955    4.02%
                                           =====                 =======   =====               =======    ====

Net interest margin*                                                        3.86%                         4.32%
                                                                           =====                          ====
Average interest-earning assets to
 average interest-bearing liabilities                              112.0%                        106.6%
                                                                   =====                         ======


                                         Year Ended June 30,1997
                                       ----------------------------
                                        Average             Yield/
                                        Balance   Interest    Rate
                                       --------  --------  -------
                                         (Dollars in Thousands)
Interest-earning assets:
    Loans receivable                    $624,290   $57,537    9.22%
    Investment securities and other
     interest-earning assets              92,251     4,395    4.76
                                        --------   -------    ----

        Total interest-earning assets   $716,541    61,932    8.64
                                        ========   -------    ----

Interest-bearing liabilities:
    Demand deposits                     $121,477     2,674    2.20
    Savings deposits                      34,874       859    2.46
    Time deposits                        312,077    17,418    5.58
                                         -------    ------    ----

        Total deposits                   468,428    20,951    4.47
    FHLBank advances and other
     borrowings                          191,260    11,041    5.77
                                         -------    ------    ----

        Total interest-bearing
         liabilities                    $659,688    31,992    4.85
                                        ========    ------    ----

Net interest income:
    Interest rate spread                           $29,940    3.79%
                                                   =======    ====

Net interest margin*                                          4.18%
                                                              ====
Average interest-earning assets to
 average interest-bearing liabilities               108.6%
                                                    =====

----------------

* Defined as the Company's net interest income divided by total interest-earning assets.

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

TABLE III
---------

                                                        Year Ended                             Six Months Ended
                                                   December 31, 1999 vs.                     December 31, 1998 vs
                                                       June 30, 1998                          December 31, 1997
                                         ----------------------------------------------------------------------------------
                                                  Increase               Total              Increase
                                                 (Decrease)            Increase            (Decrease)
                                                   Due to             (Decrease)             Due to               Total
                                         -----------------------------             ----------------------------- Increase
                                             Rate         Volume                       Rate         Volume      (Decrease)
                                         -----------------------------------------------------------------------------------
Interest-earning assets:
    Loans receivable                        $(3,946)      $ 9,795        $5,849        $  318        $2,136       $2,454
    Investment securities and other
     interest-earning assets                     17           240           257           (68)           58          (10)
                                           --------     ---------      --------      --------     ---------    ---------

        Total interest-earning assets        (3,929)       10,035         6,106           250         2,194        2,444
                                           --------       -------      --------       -------       -------     --------

Interest-bearing liabilities:
    Demand deposits                            (412)          280          (132)          183           438          621
    Savings deposits                             40           (58)          (18)          (99)          (17)        (116)
    Time deposits                              (628)        4,793         4,165           (95)        1,450        1,355
                                           --------      --------      --------      --------       -------     --------

        Total deposits                       (1,000)        5,015         4,015           (11)        1,871        1,860
    FHLBank advances and other
     borrowings                                (173)         (371)         (544)         (143)         (788)        (931)
                                           --------     ---------     ---------       -------      --------    ---------

        Total interest-bearing liabilities   (1,173)        4,644         3,471          (154)        1,083          929
                                           --------      --------      --------       -------       -------    ---------

Net interest income                         $(2,828)      $ 5,463        $2,635        $  404        $1,111       $1,515
                                            =======       =======        ======        ======        ======       ======


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 1999, the Company had commitments of approximately $101.4 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

     Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

     The Company's capital position remained strong, with stockholders' equity at $68.9 million, or 7.1% of total assets of $964.8 million at December 31, 1999 compared to equity at $68.4 million, or 8.2%, of total assets of $836.5 million at December 31, 1998.

     Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines required banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00% and a minimum Tier 2 total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage capital ratio. On December 31, 1999, the Bank's Tier 1 risk-based capital ratio was 9.0%, total risk-based capital ratio was 10.2% and the core ratio was 7.4%.

     At December 31, 1999, the held-to-maturity investment portfolio included $230,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

     The Company's primary sources of funds are deposits, FHLBank advances, other borrowings, loan repayments, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.

     STATEMENTS OF CASH FLOWS. During the years ended December 31, 1999 and June 30, 1998 and 1997, and the six months ended December 31, 1998, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

     Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to net income adjusted for accrued assets and liabilities, the provision for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities. Operating activities provided cash flows of $19.5 million, $10.3 million, $12.2 million, and $6.0 million during the years ended December 31, 1999,and June 30, 1998 and 1997, and the six months ended December 31, 1998.

     During the years ended December 31, 1999, and June 30, 1998 and 1997, and the six months ended December 31, 1998, investing activities used cash of $126.7 million, $72.6 million, $36.6 million, and $51.3 million, respectively, primarily due to the net increase of loans and the net purchase of investment securities in each period.

     Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits, changes in FHLBank advances and changes in short-term borrowings as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $117.2 million, $75.7 million, $27.3 million and $33.0 million for the years ended December 31, 1999, and June 30, 1998 and 1997, and the six months ended December 31, 1998, respectively. Financing activities in the future are expected to primarily include changes in deposits and changes in FHLBank advances.

     DIVIDENDS. During the year ended December 31, 1999, the Company declared and paid dividends of $.50 per share, or 28.0% of net income, compared to dividends declared and paid during the six months ended December 31, 1998 of $.235 per share, or 25.1% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

     COMMON STOCK REPURCHASES. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 1999, the Company repurchased 367,758 shares of its common stock at an average price of $23.91 per share and reissued 58,166 shares of treasury stock at an average price of $7.14 per share to cover stock option exercises. During the six months ended December 31, 1998, the Company repurchased 169,428 shares of its common stock at an average price of $23.29 per share and reissued 10,380 shares of treasury stock at an average price of $12.29 per share to cover stock option exercises.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION.


                         Independent Accountants' Report

Board of Directors
Great Southern Bancorp, Inc.
Springfield, Missouri


     We have audited the consolidated statements of financial condition of GREAT SOUTHERN BANCORP, INC. as of December 31, 1999 and 1998, and June 30, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1999, the six-month period ended December 31, 1998, and the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREAT SOUTHERN BANCORP, INC. as of December 31, 1999 and 1998, and June 30, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the six-month period ended December 31, 1998, and the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                                         /s/ Baird, Kurtz & Dobson


Springfield, Missouri
February 11, 2000

                          GREAT SOUTHERN BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  DECEMBER 31, 1999 AND 1998, AND JUNE 30, 1998



                                     ASSETS


                                                                         December 31,
                                                             ----------------------------------
                                                                   1999               1998           June 30, 1998
                                                             ------------------------------------------------------
Cash                                                             $42,355,901        $24,115,015         $12,199,490

Interest-bearing deposits in other financial institutions          1,244,319          9,431,407          33,631,748
                                                             ------------------------------------------------------
        Cash and cash equivalents                                 43,600,220         33,546,422          45,831,238

Available-for-sale securities                                     79,891,460          6,475,897           6,362,700

Held-to-maturity securities                                       37,645,500         60,394,843          51,916,864

Loans receivable, net                                            766,806,940        696,961,552         653,672,169

Interest receivable:
  Loans                                                            4,971,646          4,854,247           5,159,425
  Investments                                                        882,848            651,993             738,382

Refundable income taxes                                                  ---                ---             240,623

Prepaid expenses and other assets                                  4,027,242          6,571,841           3,960,573

Foreclosed assets held for sale, net                                 817,118          2,810,201           4,750,910

Premises and equipment, net                                        9,984,075         10,012,125           9,457,015

Investment in Federal Home Loan Bank stock                        10,981,000          9,454,100           9,454,100

Excess of cost over fair value of net assets
  acquired, at amortized cost                                        403,569            543,278             626,465

Deferred income taxes                                              4,791,784          4,221,203           2,920,665
                                                             ------------------------------------------------------

        Total Assets                                            $964,803,402       $836,497,702        $795,091,129
                                                             ======================================================




See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 31,
                                                          ---------------------------------------
                                                                  1999               1998           June 30, 1998
                                                          ----------------------------------------------------------
LIABILITIES
  Deposits                                                     $625,900,352       $597,624,994       $549,772,712
  Federal Home Loan Bank advances                               200,530,921        158,452,407        169,508,852
  Short-term borrowings                                          53,594,090            798,247                ---
  Note payable to bank                                            7,517,025                ---                ---
  Accrued interest payable                                        5,832,253          5,356,558          3,646,952
  Advances from borrowers for taxes and insurance                   309,100          1,582,298          2,176,662
  Accounts payable and accrued expenses                           1,995,369          2,442,368          2,577,058
  Income taxes payable                                              198,401          1,858,343                ---
                                                          -------------------------------------------------------
         Total Liabilities                                      895,877,511        768,115,215        727,682,236
                                                          -------------------------------------------------------

STOCKHOLDERS' EQUITY
  Capital stock
    Serial preferred stock, $.01 par value; authorized
      1,000,000 shares                                                  ---                ---                ---
    Common stock, $.01 par value; authorized
      20,000,000 shares, issued 12,325,002 shares                   123,250            123,250            123,250
  Additional paid-in capital                                     17,487,433         17,224,451         17,110,496
  Retained earnings                                             100,310,493         90,459,992         84,955,740
  Accumulated other comprehensive income:
    Unrealized appreciation (depreciation) on available-
      for-sale securities, net of income taxes of
      $(381,970) and $214,410 at December 31, 1999
      and 1998; $669,921 at June 30, 1998                          (644,052)           335,359          1,047,824
                                                          -------------------------------------------------------
                                                                117,277,124        108,143,052        103,237,310
  Less treasury common stock, at cost; December 31,
    1999 and 1998 - 4,835,890 and 4,522,323 shares;
    June 30, 1998 - 4,363,275 shares                             48,351,233         39,760,565         35,828,417
                                                          -------------------------------------------------------
         Total Stockholders' Equity                              68,925,891         68,382,487         67,408,893
                                                          -------------------------------------------------------

         Total Liabilities and Stockholders' Equity            $964,803,402       $836,497,702       $795,091,129
                                                          =======================================================













See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

           YEARS ENDED DECEMBER 31, 1999, AND JUNE 30, 1998 AND 1997, AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                Year Ended
                                               December 31,          Years Ended June 30,           Six Months Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                   1999              1998             1997              1998             1997
                                            ----------------------------------------------------------------------------------------
                                                                                                                      (Unaudited)
INTEREST INCOME
  Loans                                         $63,385,746       $57,536,900      $51,365,481       $30,332,255      $27,878,190
  Investment securities and other                 4,652,307         4,394,785        4,174,966         2,152,517        2,162,836
                                            -------------------------------------------------------------------------------------
                                                 68,038,053        61,931,685       55,540,447        32,484,772       30,041,026
                                            -------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                       24,966,556        20,950,665       17,950,677        12,255,041       10,394,603
  Federal Home Loan Bank advances                 9,402,561         9,904,520       10,229,111         4,236,600        4,675,844
  Short-term borrowings                           1,093,973         1,136,493          642,356            38,180          530,448
                                            -------------------------------------------------------------------------------------
                                                 35,463,090        31,991,678       28,822,144        16,529,821       15,600,895
                                            -------------------------------------------------------------------------------------

NET INTEREST INCOME                              32,574,963        29,940,007       26,718,303        15,954,951       14,440,131
PROVISION FOR LOAN LOSSES                         2,062,000         1,852,597        1,706,142         1,290,712          852,382
                                            -------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      30,512,963        28,087,410       25,012,161        14,664,239       13,587,749
                                            -------------------------------------------------------------------------------------
NONINTEREST INCOME
  Commissions                                     7,054,584         5,652,388        4,968,695         3,135,936        2,585,633
  Service charge fees                             4,501,765         3,840,564        2,784,719         2,389,892        1,753,255
  Net realized gains on sales of loans            1,097,711         1,125,153          521,165           385,563          461,228
  Net realized gains on sales of available-
    for-sale securities                             316,508         1,397,828          205,425           355,501          872,920
  Income on foreclosed assets                           ---           326,197          285,543           420,104          383,092
  Other income                                    2,379,274         1,456,437        1,751,861         1,170,728          776,975
                                            -------------------------------------------------------------------------------------
                                                 15,349,842        13,798,567       10,517,408         7,857,724        6,833,103
                                            -------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                 13,764,902        10,828,683        9,233,943         5,743,429        5,227,302
  Net occupancy expense                           4,124,654         3,033,707        2,400,570         1,771,624        1,349,235
  Postage                                         1,006,568           857,127          625,745           447,493          392,434
  Insurance                                         638,660           637,339        3,428,428           291,897          351,626
  Amortization of excess of cost over fair
   value of net assets acquired                     159,708            65,410        1,106,961            83,188              ---
  Advertising                                       611,206           586,367          675,456           275,799          294,672
  Office supplies and printing                      990,607           665,878          562,668           395,995          322,987
  Other operating expenses                        3,870,919         3,843,717        2,404,733         2,296,644        1,944,848
                                            -------------------------------------------------------------------------------------
                                                 25,167,224        20,518,228       20,438,504        11,306,069        9,883,104
                                            -------------------------------------------------------------------------------------

 INCOME BEFORE INCOME TAXES                      20,695,581        21,367,749       15,091,065        11,215,894       10,537,748
PROVISION FOR INCOME TAXES                        7,018,200         6,923,700        5,751,200         3,858,300        3,057,700
                                            -------------------------------------------------------------------------------------
NET INCOME                                      $13,677,381       $14,444,049       $9,339,865        $7,357,594       $7,480,048
                                            =====================================================================================
EARNINGS PER COMMON SHARE
  BASIC                                               $1.79             $1.79            $1.11              $.93             $.93
                                            =====================================================================================
  DILUTED                                             $1.76             $1.76            $1.10              $.91             $.91
                                            =====================================================================================


See Notes to Consolidated Financial Statements


                                           GREAT SOUTHERN BANCORP, INC.

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1999, AND JUNE 30, 1998 AND 1997,
                                      AND SIX MONTHS ENDED DECEMBER 31, 1998


                                                                                                      Additional
                                                              Comprehensive            Common           Paid-in
                                                                  Income               Stock            Capital
                                                              ---------------------------------------------------

BALANCE, JULY 1, 1996                                          $       ---            $ 61,625        $16,834,507
  Net income                                                     9,339,865                 ---                ---
  Stock issued under Stock Option Plan                                 ---                 ---            285,444
  Dividends declared, $.3875 per share                                 ---                 ---                ---
  Two-for-one stock split                                              ---              61,625            (61,625)
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes of $809,400         1,265,987                 ---                ---
  Treasury stock purchased                                             ---                 ---                ---
                                                              ---------------------------------------------------
  Comprehensive Income                                         $10,605,852
                                                              ============

BALANCE, JUNE 30, 1997                                                $---             123,250         17,058,326
  Net income                                                    14,444,049                 ---                ---
  Stock issued under Stock Option Plan                                 ---                 ---             52,170
  Dividends declared, $.43 per share                                   ---                 ---                ---
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes of $200,939          (314,292)                ---                ---
  Treasury stock purchased                                             ---                 ---                ---
                                                              ---------------------------------------------------
  Comprehensive Income                                         $14,129,757
                                                              ============

BALANCE, JUNE 30, 1998                                         $       ---             123,250         17,110,496
  Net income                                                     7,357,594                 ---                ---
  Stock issued under Stock Option Plan                                 ---                 ---            113,955
  Dividends declared, $.235 per share                                  ---                 ---                ---
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes of $455,511          (712,465)                ---                ---
  Treasury stock purchased                                             ---                 ---                ---
                                                              ---------------------------------------------------
  Comprehensive Income                                         $ 6,645,129
                                                              ============

BALANCE, DECEMBER 31, 1998                                     $       ---             123,250         17,224,451
  Net income                                                    13,677,381                 ---                ---
  Stock issued under Stock Option Plan                                 ---                 ---            262,982
  Dividends declared, $.50 per share                                   ---                 ---                ---
  Change in unrealized depreciation on available-
    for-sale securities, net of income taxes of $596,380          (979,411)                ---                ---
  Treasury stock purchased                                             ---                 ---                ---
                                                              ---------------------------------------------------
  Comprehensive Income                                         $12,697,970
                                                              ============

BALANCE, DECEMBER 31, 1999                                                            $123,250        $17,487,433
                                                                                      ========        ===========



See Notes to Consolidated Financial Statements

                                                                                    Accumulated
                                                                                       Other
                                                                                   Comprehensive
                                                                                      Income
                                                                                -------------------
                                                                                    Unrealized
                                                                                   Appreciation
                                                                                  (Depreciation)
                                                                                   on Available-
                                                                  Retained           for-Sale           Treasury
                                                                  Earnings        Securities, Net         Stock            Total
                                                              ----------------------------------------------------------------------
BALANCE, JULY 1, 1996                                          $67,917,888         $   96,129       $(17,102,580)       $67,807,569
  Net income                                                     9,339,865                ---                ---          9,339,865
  Stock issued under Stock Option Plan                                 ---                ---            511,669            797,113
  Dividends declared, $.3875 per share                          (3,277,494)               ---                ---         (3,277,494)
  Two-for-one stock split                                              ---                ---                ---                ---
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes of $809,400               ---          1,265,987                ---          1,265,987
  Treasury stock purchased                                             ---                ---        (15,584,673)       (15,584,673)
                                                             ----------------------------------------------------------------------

BALANCE, JUNE 30, 1997                                          73,980,259          1,362,116        (32,175,584)        60,348,367
  Net income                                                    14,444,049                ---                ---         14,444,049
  Stock issued under Stock Option Plan                                 ---                ---             41,948             94,118
  Dividends declared, $.43 per share                            (3,468,568)               ---                ---         (3,468,568)
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes of $200,939               ---           (314,292)               ---           (314,292)
  Treasury stock purchased                                             ---                ---         (3,694,781)        (3,694,781)
                                                             ----------------------------------------------------------------------

BALANCE, JUNE 30, 1998                                          84,955,740          1,047,824        (35,828,417)        67,408,893
  Net income                                                     7,357,594                ---                ---          7,357,594
  Stock issued under Stock Option Plan                                 ---                ---             13,480            127,435
  Dividends declared, $.235 per share                           (1,853,342)               ---                ---         (1,853,342)
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes of $455,511               ---           (712,465)               ---           (712,465)
  Treasury stock purchased                                             ---                ---         (3,945,628)        (3,945,628)
                                                             ----------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                      90,459,992            335,359        (39,760,565)        68,382,487
  Net income                                                    13,677,381                ---                ---         13,677,381
  Stock issued under Stock Option Plan                                 ---                ---            201,454            464,436
  Dividends declared, $.50 per share                            (3,826,880)               ---                ---         (3,826,880)
  Change in unrealized depreciation on available-
    for-sale securities, net of income taxes of $596,380               ---           (979,411)               ---           (979,411)
  Treasury stock purchased                                             ---                ---         (8,792,122)        (8,792,122)

                                                             ----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                    $100,310,493         $ (644,052)      $(48,351,233)       $68,925,891
                                                             ======================================================================






See Notes to Consolidated Financial Statements



                                           GREAT SOUTHERN BANCORP, INC.

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1999, AND JUNE 30, 1998 AND 1997,
                                      AND SIX MONTHS ENDED DECEMBER 31, 1998

                                                                                                               Six Months
                                                           Year Ended            Years Ended June 30,             Ended
                                                          December 31,           --------------------         December 31,
                                                              1999               1998            1997             1998
                                                     -------------------------------------------------------------------------

RECLASSIFICATION DISCLOSURE:
  Unrealized appreciation (depreciation) on
  available-for-sale securities, net of income
    taxes of $(486,419) for December 31, 1999;
    $(317,783) for December 31, 1998;
    $344,214 for June 30, 1998; $899,438 for
     June 30, 1997                                         $(798,826)          $538,383        $1,391,174      $(497,044)
  Less:  Reclassification adjustment for
    appreciation included in net income, net of
    income taxes of $(109,961) for December 31,
    1999; $(137,728) for December 31, 1998;
    $(545,153) for June 30, 1998; $(80,038)
    for June 30, 1997                                       (180,585)          (852,675)         (125,187)      (215,421)
                                                     -----------------------------------------------------------------------
  Change in unrealized appreciation (depreciation)
    on available-for-sale securities, net of income
     taxes                                                 $(979,411)         $(314,292)       $1,265,987      $(712,465)
                                                     =======================================================================



See Notes to Consolidated Financial Statements


                                           GREAT SOUTHERN BANCORP, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1999, AND JUNE 30, 1998 AND 1997,
                            AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)



                                                Year Ended             Years Ended June 30,         Six Months Ended December 31,
                                               December 31,   -------------------------------------------------------------------
                                                  1999               1998             1997              1998             1997
                                            -------------------------------------------------------------------------------------
                                                                                                                      (Unaudited)
CASH FLOWS FROM
  OPERATING ACTIVITIES
    Net income                                 $13,677,381       $14,444,049       $9,339,865        $7,357,594       $7,480,048
    Items not requiring (providing) cash:
    Depreciation                                 2,147,552         1,333,423        1,003,243           880,746          550,001
    Amortization                                   139,709            55,410        1,101,961            83,187              ---
    Provision for loan losses                    2,062,000         1,852,597        1,706,142         1,290,712          852,382
    Provision for losses on foreclosed
      assets                                           ---           100,000          100,000               ---              ---
    Gain on sale of loans                       (1,097,711)       (1,125,153)        (521,165)         (385,563)        (456,800)
    Proceeds from sales of loans held
      for sale                                  33,329,100        73,678,174       27,121,165        26,486,196       32,664,500
    Originations of loans held for sale        (29,401,317)      (72,553,021)     (26,600,000)      (30,668,718)     (32,207,700)
    Net realized gains on available-
      for-sale securities                         (316,508)       (1,397,828)        (205,425)         (355,501)        (872,920)
    (Gain) loss on sale of premises
      and equipment                                207,273           (65,417)          (9,585)             (600)         (80,272)
    Gain on sale of foreclosed assets             (136,647)         (576,783)        (559,902)         (894,459)        (529,338)
    Amortization of deferred income,
      premiums and discounts                    (1,629,309)         (704,900)        (894,292)         (855,072)        (348,297)
    Deferred income taxes                           21,040           (90,586)        (350,000)       (1,246,911)          50,000
Changes in:
  Accrued interest receivable                     (348,254)         (904,495)         363,110           391,567           73,690
  Prepaid expenses and other assets              2,499,338          (977,920)      (1,208,214)        1,569,791         (289,834)
  Accounts payable and accrued
    expenses                                        28,697           703,234         (557,683)         (134,690)         983,683
  Income taxes refundable/payable               (1,659,942)       (3,510,282)       2,382,241         2,500,850       (3,414,636)
                                            ------------------------------------------------------------------------------------
  Net cash provided by operating
    activities                                  19,522,402        10,260,502       12,211,461         6,019,129        4,454,507
                                            ------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements



                                           GREAT SOUTHERN BANCORP, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1999, AND JUNE 30, 1998 AND 1997,
                            AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)



                                                 Year Ended           Years Ended June 30,          Six Months Ended December 31,
                                                December 31,   ------------------------------------------------------------------
                                                    1999              1998             1997             1998             1997
                                             ------------------------------------------------------------------------------------
                                                                                                                      (Unaudited)
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Net increase in loans                      $(72,357,829)     $(72,070,913)    $(33,724,744)    $(41,855,375)    $(37,688,999)
    Purchase of additional business units               ---          (681,875)             ---              ---         (546,875)
    Purchase of premises and equipment           (2,358,165)       (3,505,798)      (1,771,232)      (1,436,201)      (1,627,421)
    Proceeds from sale of premises
      and equipment                                  31,390           213,850           31,455              945          201,008
    Proceeds from sale of foreclosed assets         914,417         1,099,476        1,017,514        1,685,600          702,636
    Capitalized costs on foreclosed assets          (39,077)         (302,040)        (198,090)        (140,750)         (34,977)
    Proceeds from maturing held-to-
      maturity securities                        32,918,012        19,500,000       39,398,775       21,375,000        4,250,000
    Purchase of held-to-maturity securities     (10,167,313)      (20,119,994)     (40,159,443)     (30,046,746)      (2,767,108)
    Proceeds from sale of available-
      for-sale securities                         2,149,910         3,359,677        1,377,623        1,365,670        2,380,482
    Proceeds from maturities of available-
      for-sale securities                        15,055,000               ---              ---              ---              ---
    Purchase of available-for-sale
      securities                                (91,327,024)       (1,431,760)      (1,849,015)      (2,289,879)             ---
    (Purchase) redemption of Federal                                1,338,500                               ---
      Home Loan Bank stock                       (1,526,900)                          (769,800)                              ---
                                             -----------------------------------------------------------------------------------
         Net cash used in investing
           activities                          (126,707,579)      (72,600,877)     (36,646,957)     (51,341,736)     (35,131,254)
                                             -----------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements



                                           GREAT SOUTHERN BANCORP, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1999, AND JUNE 30, 1998 AND 1997,
                            AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)



                                                 Year Ended           Years Ended June 30,          Six Months Ended December 31,
                                                December 31,   ------------------------------------------------------------------
                                                    1999              1998             1997             1998             1997
                                             ------------------------------------------------------------------------------------
                                                                                                                      (Unaudited)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Net increase (decrease) in certificates
    of deposit                               $   68,548,019     $  39,497,048    $  55,356,409     $  32,006,537    $  (6,018,484)
  Net increase (decrease) in checking
    and savings accounts                        (40,272,661)       54,632,670        6,824,821        17,602,644       11,212,606
  Proceeds from Federal Home Loan
    Bank advances and notes payable
    to banks                                  1,036,392,061       895,823,200      539,345,121       217,565,407      445,426,866
  Repayments of Federal Home Loan
    Bank advances                              (986,796,522)     (878,141,248)    (568,261,064)     (228,669,145)    (410,944,660)
  Net increase (decrease) in short-term
    borrowings                                   52,795,842       (28,744,191)      12,276,366           798,247        1,686,743
  Advances to borrowers for taxes
    and insurance                                (1,273,198)         (311,735)        (171,030)         (594,364)      (1,560,771)
  Purchase of treasury stock                     (8,792,122)       (3,694,781)     (15,584,673)       (3,945,628)        (755,058)
  Dividends paid                                 (3,826,880)       (3,468,568)      (3,277,494)       (1,853,342)      (1,699,187)
  Stock options exercised                           464,436            94,118          797,113           127,435            2,476
                                             ------------------------------------------------------------------------------------
        Net cash provided by financing
         activities                             117,238,975        75,686,513       27,305,569        33,037,791       37,350,531
                                             ------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           10,053,798        13,346,138        2,870,073       (12,284,816)       6,673,784

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            33,546,422        32,485,100       29,615,027        45,831,238       32,485,100
                                             ------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                              $   43,600,220     $  45,831,238    $  32,485,100     $  33,546,422    $  39,158,884
                                             ====================================================================================


See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS

     Great Southern Bancorp, Inc. ("GSBC" or the "Company") operates as a one-bank holding company. GSBC's business primarily consists of the business of Great Southern Bank (the "Bank"), which provides a full range of financial services; as well as travel, insurance, investment services, loan closings and appraisals through the Company's and the Bank's other wholly owned subsidiaries; to customers primarily in southwest and central Missouri. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

     In June 1998, the Bank converted to a state-chartered trust company and the Company became a one-bank holding company. Until that time the Bank was a stock savings bank and the Company was a savings bank holding company.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

     Management believes that the allowances for losses on loans and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and valuation of foreclosed assets held for sale. Such agencies may require the Bank to recognize additional losses based on their judgments of information available to them at the time of their examination.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FISCAL YEAR CHANGE

     In 1998, the Company changed its fiscal year ended June 30 to a fiscal year ended December 31. The six-month period ended December 31, 1998, transitions between the Company's old and new fiscal year ends.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, Great Southern Bank, and the Bank's wholly owned subsidiaries, Great Southern Capital Management, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC) and Great Southern Financial Corporation, (including its wholly owned subsidiary, Appraisal Services, Inc.). Significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

     Certain prior periods amounts have been reclassified to conform to the December 31, 1999, financial statements presentation. These reclassifications had no effect on net income.

CASH AND INVESTMENT SECURITIES

     The Bank is a member of the Federal Home Loan Bank system. As a member of this system, it is required to maintain an investment in capital stock of the Federal Home Loan Bank (FHLB) in an amount equal to the greater of 1% of its outstanding home loans, 0.3% of its total assets, or one-twentieth of its outstanding advances from the FHLB.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)

     Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

     Interest and dividends on investments in debt and equity securities are included in income when earned.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     Unamortized costs in excess of the fair value of underlying net assets acquired were $403,569, $543,278 and $626,465 at December 31, 1999 and 1998, and
June 30, 1998, respectively. These costs are amortized on a straight-line basis for a period of five years.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Amounts paid to investors to obtain forward commitments are deferred until such time as the related loans are sold. The fair values of the forward commitments are not recognized in the financial statements. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and commitment fees paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used. There were no material loans held for sale at December 31, 1999 and 1998, and June 30, 1998.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

     Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General allowances have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

     A loan is considered impaired when it is probable that the Bank will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

FORECLOSED ASSETS HELD FOR SALE

     Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Changes in the valuation allowance are charged or credited to noninterest expense.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized using the straight-line and accelerated methods over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

FEE INCOME

     Loan servicing income represents fees earned for servicing real estate mortgage loans owned by various investors. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when earned. Loan origination fees, net of direct loan origination costs, are recognized as income using the level-yield method over the contractual life of the loan.

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. All computations have been adjusted for the stock split of October 21, 1996 (see Note 16).

     The computation of earnings per share is as follows:


                                        Year Ended           Years Ended June 30,         Six Months Ended December 31,
                                       December 31,   -----------------------------------------------------------------
                                           1999              1998            1997             1998           1997
                                    -----------------------------------------------------------------------------------
                                                                                                           (Unaudited)

Net income                            $13,677,381       $14,444,049      $9,339,865       $7,357,594        $7,480,048
                                    ===================================================================================

Average common shares
outstanding                             7,619,983         8,052,413       8,394,080        7,896,771         8,081,996
Average common share stock
options outstanding                       166,167           151,162          93,682          163,382           143,082
                                    ----------------------------------------------------------------------------------

Average diluted common shares           7,786,150         8,203,575       8,487,762        8,060,153         8,225,078
                                    ==================================================================================


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE (CONTINUED)

                                                                                   Six Months Ended
                                        Year Ended      Years Ended June 30,          December 31,
                                       December 31,   -------------------------------------------------
                                           1999         1998          1997          1998         1997
                                       ----------------------------------------------------------------
                                                                                             (Unaudited)

Earnings per common share - basic         $1.79         $1.79         $1.11       $.93           $.93
                                           ====          ====          ====        ===            ===

Earnings per common share - diluted       $1.76         $1.76         $1.10       $.91           $.91
                                           ====          ====          ====        ===            ===


     Options to purchase 90,350, 43,250 and 19,250 shares of common stock were outstanding during the periods ended December 31, 1999 and 1998, and June 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2008, were still outstanding at the end of each period.

CASH EQUIVALENTS

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1999 and 1998, and June 30, 1998, cash equivalents consisted of interest-bearing deposits in other financial institutions.

INCOME TAXES

     Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standard Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Financial Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, may be adopted early for periods beginning after issuance of the Statement and

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

may not be applied retroactively. Management believes the adoption of SFAS 133, which the Company presently expects to initially adopt for its year ending December 31, 2000, will not have a material impact on the Company's financial statements.


NOTE 2: INVESTMENTS IN DEBT AND EQUITY SECURITIES

     The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                                         December 31, 1999
                                           ------------------------------------------------------------------------
                                                                     Gross              Gross          Approximate
                                              Amortized           Unrealized          Unrealized          Fair
                                                Cost                 Gains              Losses           Value
                                           ------------------------------------------------------------------------

U.S. government agencies                     $72,713,836           $   65,236       $  (133,814)       $72,645,258
Equity securities                              8,153,626                  ---          (907,424)         7,246,202
                                           -----------------------------------------------------------------------

                                             $80,867,462           $   65,236       $(1,041,238)       $79,891,460
                                           =======================================================================

                                                                         December 31, 1998
                                           ------------------------------------------------------------------------
                                                                     Gross              Gross          Approximate
                                              Amortized           Unrealized          Unrealized          Fair
                                                Cost                 Gains              Losses           Value
                                           ------------------------------------------------------------------------

Equity securities                            $ 5,926,128           $  549,769       $         0        $ 6,475,897
                                           =======================================================================


                                                                          June 30, 1998
                                           ------------------------------------------------------------------------
                                                                     Gross              Gross          Approximate
                                              Amortized           Unrealized          Unrealized          Fair
                                                Cost                 Gains              Losses           Value
                                           ------------------------------------------------------------------------

Equity securities                            $ 4,644,955           $1,717,745                  $0      $6,362,700
                                           =======================================================================


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997


NOTE 2:           INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)

     Maturities of available-for-sale debt securities at December 31, 1999, are:


                                                               Approximate
                                            Amortized              Fair
                                              Cost                Value
                                     -------------------------------------

One year or less                           $54,544,533         $54,558,278
After one through five years                18,169,303          18,086,980
                                     -------------------------------------

                                           $72,713,836         $72,645,258
                                     =====================================

     The amortized cost and approximate fair value of held-to-maturity securities are as follows:

                                                                      December 31, 1999
                                           ----------------------------------------------------------------
                                                                  Gross           Gross        Approximate
                                                Amortized      Unrealized       Unrealized        Fair
                                                  Cost            Gains           Losses         Value
                                           ----------------------------------------------------------------
U.S. Treasury                                 $    99,988          $12         $     ---      $   100,000
U.S. government agencies                       24,241,613          ---          (140,713)      24,100,900
States and political subdivisions              11,469,800          ---           (89,200)      11,380,600
Corporate bonds                                   800,000          ---               ---          800,000
Mortgage-backed securities                      1,034,099            1               ---        1,034,100
                                           --------------------------------------------------------------

                                              $37,645,500          $13         $(229,913)     $37,415,600
                                           ==============================================================

                                                                    December 31, 1998
                                           --------------------------------------------------------------
                                                                  Gross           Gross       Approximate
                                                Amortized      Unrealized       Unrealized        Fair
                                                  Cost            Gains           Losses         Value
                                           --------------------------------------------------------------
U.S. Treasury                                 $     601,594    $  2,706        $     ---      $   604,300
U.S. government agencies                         46,966,338     177,072          (10,410)      47,133,000
States and political subdivisions                11,469,600       6,800              ---       11,476,400
Mortgage-backed securities                        1,357,311         ---              (11)       1,357,300
                                           --------------------------------------------------------------

                                              $  60,394,843    $186,578        $ (10,421)     $60,571,000
                                           ==============================================================


                                           GREAT SOUTHERN BANCORP, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            DECEMBER 31, 1999 AND 1998,
                                            AND JUNE 30, 1998 AND 1997


NOTE 2: INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)


                                                                       June 30, 1998
                                           ------------------------------------------------------------
                                                                  Gross        Gross       Approximate
                                                Amortized      Unrealized    Unrealized        Fair
                                                  Cost            Gains        Losses         Value
                                           ------------------------------------------------------------

U.S. Treasury                                 $ 2,103,414      $  3,586         $---         $2,107,000
U.S. government agencies                       48,259,549       174,451          ---         48,434,000
Mortgage-backed securities                      1,553,901           ---            1          1,553,900
                                           ------------------------------------------------------------

                                              $51,916,864      $178,037           $1        $52,094,900
                                           ============================================================

     Maturities of held-to-maturity securities at December 31, 1999, are:


                                                                Approximate
                                                  Amortized        Fair
                                                    Cost          Value
                                               ------------------------------

One year or less                                 $14,971,144    $14,900,400
After one through five years                      19,330,257     19,260,300
After five through 10 years                        1,510,000      1,420,800
After 10 years                                       800,000        800,000
Securities not due on a single maturity date       1,034,099      1,034,100
                                               ----------------------------

                                                 $37,645,500    $37,415,600
                                               ============================


     Proceeds of $2,149,910, $3,359,677, $1,377,623 and $1,365,670 with resultant gross gains of $316,508, $1,397,828, $205,425 and $355,501 were realized from the sale of available- for-sale securities for the years ended December 31, 1999, and June 30, 1998 and 1997, and for the six months ended December 31, 1998, respectively. There were no sales resulting in losses for any of the periods presented.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 2: INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)

     The book value of securities pledged as collateral to secure public deposits amounted to approximately $14,766,000, $18,823,500 and $10,195,000 at December 31, 1999 and 1998, and June 30, 1998, respectively, with approximate fair values of $14,606,000, $18,887,800 and $10,231,000, respectively. The book value of securities pledged as collateral to secure collateralized borrowing accounts amounted to approximately $34,432,000 at December 31, 1999, with approximate fair value of $34,447,000. There were no securities pledged as collateral to secure collateralized borrowings at December 31, 1998 and June 30, 1998. The book value of securities pledged as collateral to secure Federal Home Loan Bank advances amounted to approximately $46,205,000, $22,171,000 and $22,683,000 at December 31, 1999 and 1998, and June 30, 1998, respectively, with approximate fair values of $46,062,000, $22,243,900 and $22,760,000, respectively.


NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

     Categories of loans at December 31, 1999 and 1998, and June 30, 1998, include:


                                                       December 31,
                                             ------------------------------
                                                 1999              1998          June 30, 1998
                                             ----------------------------------------------------
One to four family residential
  mortgage loans                             $208,466,168      $217,119,697        $217,688,415
Other residential mortgage loans               76,926,151        85,828,254          89,140,632
Commercial real estate loans                  251,338,147       261,200,938         244,016,514
Other commercial loans                        100,419,036        57,178,749          54,722,556
Construction loans                            110,622,944        59,797,292          49,180,948
Installment, education and other loans         73,067,358        62,707,820          46,076,849
Prepaid dealer premium                          1,310,127           658,229             489,778
Discounts on loans purchased                     (623,990)         (704,779)         (1,031,702)
Undisbursed portion of loans in process       (36,047,401)      (28,822,880)        (28,496,979)
Allowance for loan losses                     (17,293,320)      (16,927,575)        (16,372,700)
Deferred loan fees and gains, net              (1,378,280)       (1,074,193)         (1,742,142)
                                             --------------------------------------------------
                                             $766,806,940      $696,961,552        $653,672,169
                                             ==================================================


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

     Transactions in the allowance for loan losses were as follows:


                                        Year Ended           Years Ended June 30,         Six Months Ended December 31,
                                       December 31,   -----------------------------------------------------------------
                                           1999              1998            1997             1998           1997
                                    -----------------------------------------------------------------------------------
                                                                                                           (Unaudited)

Balance, beginning of period          $16,927,575       $15,523,541      $14,356,147      $16,372,700       $15,523,541

Provision charged to expense            2,062,000         1,852,597        1,706,142        1,290,712           852,382
Loans charged off                      (2,806,437)       (1,142,584)        (676,714)      (1,498,525)         (635,980)
Recoveries                              1,110,182           139,146          137,966          762,688            98,504
                                    ------------------------------------------------------------------------------------

Balance, end of period                $17,293,320       $16,372,700      $15,523,541      $16,927,575       $15,838,447
                                    ====================================================================================

     The weighted average interest rate on loans receivable at December 31, 1999 and 1998, and June 30, 1998, was 8.70%, 8.38% and 8.96%, respectively.

     The Bank serviced loans and participations in loans for others amounting to approximately $56,339,000, $56,670,000 and $60,047,000 at December 31, 1999 and
1998, and June 30, 1998, respectively.

     Gross impaired loans totaled approximately $9,270,000, $10,146,000 and $9,485,000 at December 31, 1999 and 1998, and June 30, 1998, respectively. An allowance for loan losses of $846,382, $689,000 and $1,501,000 relates to these impaired loans at December 31, 1999 and 1998, and June 30, 1998, respectively. There were no impaired loans at December 31, 1999 and 1998, and June 30, 1998, without a related allowance for loan loss assigned.

     Interest of approximately $487,000, $1,009,000, $487,000 and $225,000 was
recognized on average impaired loans of $9,406,000, $12,009,000, $9,362,000 and $9,819,000 for the years ended December 31 1999, and June 30, 1998 and 1997, and for the six months ended December 31, 1998, respectively. Interest recognized on impaired loans on a cash basis during these periods was not materially different.

     Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 8.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

     Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. In the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 1999, loans outstanding to these directors and executive officers are summarized as follows:


                                                 December 31,
                                                     1999
                                                -------------

Balance, beginning of year                         $5,791,000
New loans                                           1,016,000
Payments                                             (875,000)
                                                   ----------

Balance, end of year                               $5,932,000
                                                   ==========


NOTE 4: FORECLOSED ASSETS HELD FOR SALE


                                    December 31,
                            ------------------------
                               1999            1998      June 30, 1998
                            -------------------------------------------
Foreclosed assets           $817,118      $2,810,201       $4,750,910
Valuation allowance              ---             ---              ---
                            -----------------------------------------

                            $817,118      $2,810,201       $4,750,910
                            =========================================


     Transactions in the valuation allowance on foreclosed assets were as follows:

                                                                    Six Months
                                     Year Ended     Year Ended        Ended
                                    December 31,     June 30,      December 31,
                                        1999           1998            1998
                                   --------------------------------------------

Balance, beginning of period             $---       $319,390            $---
Provision charged to expense              ---        100,000             ---
Charge-offs, net of recoveries            ---       (419,390)            ---
                                   -----------------------------------------

Balance, end of period                   $---           $---            $---
                                   =========================================

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997


NOTE 5: PREMISES AND EQUIPMENT

     Major classifications of premises and equipment stated at cost at December 31, 1999 and 1998, and June 30, 1998, are as follows:


                                                       December 31,
                                           -------------------------------
                                               1999              1998          June 30, 1998
                                           --------------------------------------------------

Land                                         $2,117,661        $1,565,780         $1,565,780
Buildings and improvements                    9,165,858         8,730,367          8,357,100
Furniture, fixtures and equipment             9,133,948        10,069,717          9,038,608
                                           -------------------------------------------------
                                             20,417,467        20,365,864         18,961,488
Less accumulated depreciation                10,433,392        10,353,739          9,504,473
                                           -------------------------------------------------

                                             $9,984,075       $10,012,125         $9,457,015
                                           =================================================

NOTE 6: DEPOSITS

     Deposits at December 31, 1999 and 1998, and June 30, 1998, are summarized as follows:


                                                                          December 31,
                                     Weighted-Average     ---------------------------------------
                                      Interest Rate                1999                 1998             June 30, 1998
                                -------------------------------------------------------------------------------------------
Noninterest-bearing accounts               ---                $ 47,359,993         $ 43,211,233           $ 29,374,778
Interest-bearing checking         1.86% - 2.39% - 2.25%        114,575,019          156,419,923            155,485,084
Savings accounts                  2.50% - 2.50% - 2.51%         29,613,353           32,189,870             34,644,369
                                                          -----------------------------------------------------------------
                                                               191,548,365          231,821,026            219,504,231
                                                          -----------------------------------------------------------------

Certificate accounts                    0% - 3.99%               1,153,099              435,732                 61,879
                                        4% - 4.99%              79,428,843           69,178,221             17,476,479
                                        5% - 5.99%             280,687,725          259,843,966            257,704,093
                                        6% - 6.99%              69,525,326           32,261,682             51,064,400
                                        7% - 7.99%               3,526,651            3,844,602              3,710,659
                                       8% - 10.25%                  30,343              239,765                250,971
                                                          -----------------------------------------------------------------
                                                               434,351,987          365,803,968            330,268,481
                                                          -----------------------------------------------------------------

                                                              $625,900,352         $597,624,994           $549,772,712
                                                          =================================================================


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 6:           DEPOSITS (Continued)

     The weighted average interest rate on certificates of deposit was 5.44%, 5.35% and 5.50% at December 31, 1999 and 1998, and June 30, 1998, respectively.

     The aggregate amount of certificates of deposit originated by the Bank in denominations of $100,000 or more was approximately $63,472,000, $65,407,000 and $48,675,000 at December 31, 1999 and 1998, and June 30, 1998, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $209,742,000, $146,697,000 and $118,977,000 at December
31, 1999 and 1998, and June 30, 1998, respectively.

     At December 31, 1999, scheduled maturities of certificates of deposit are as follows:


                      2000                         $250,946,015
                      2001                           84,075,251
                      2002                           36,596,774
                      2003                           32,773,690
                      2004                           10,968,755
                   Thereafter                        18,991,502
                                                   ------------
                                                   $434,351,987
                                                   ============

     A summary of interest expense on deposits is as follows:


                                                                                                       Six Months
                                             Year Ended              Years Ended June 30,                Ended
                                            December 31,    ---------------------------------------   December 31,
                                                1999                1998               1997               1998
                                         -------------------------------------------------------------------------
Checking accounts                           $ 2,541,365          $2,673,921        $ 2,570,966        $ 2,007,149

Savings accounts                                841,903             858,880            866,810            318,651

Certificate accounts                         21,642,134          17,485,313         14,579,734          9,960,599

Early withdrawal penalties                      (58,846)            (67,449)           (66,833)           (31,358)
                                         -------------------------------------------------------------------------

                                            $24,966,556         $20,950,665        $17,950,677        $12,255,041
                                         =========================================================================


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 7: ADVANCES FROM FEDERAL HOME LOAN BANK

     Advances from the Federal Home Loan Bank consist of the following:


                                 December 31, 1999                   December 31, 1998                    June 30, 1998
                      ------------------------------------------------------------------------------------------------------------
                                              Weighted                             Weighted                           Weighted
                                               Average                              Average                            Average
                                              Interest                             Interest                           Interest
        Due In              Amount              Rate               Amount            Rate             Amount            Rate
----------------------------------------------------------------------------------------------------------------------------------

1999                     $        ---            ---%           $38,820,282          5.97%         $ 69,220,415         6.04%
2000                       96,652,917           5.96             30,527,518          5.82            24,876,968         6.66
2001                       11,135,163           6.55              1,002,110          6.98            13,453,605         5.75
2002                       11,227,136           5.66             11,085,961          5.65               958,976         7.10
2003                       31,327,164           6.52             21,177,370          4.21            11,041,651         5.66
2004                        2,913,899           7.43              2,754,959          7.51             1,131,626         7.13
2005 and
   thereafter              47,274,642           6.58             53,084,207          5.61            48,825,611         5.72
                      ------------------------------------------------------------------------------------------------------------

                         $200,530,921           6.23           $158,452,407          5.60          $169,508,852         6.00
                      ============================================================================================================


     In addition to the above advances, the Bank had available a line of credit with the FHLB amounting to $50,000,000 at December 31, 1999 and 1998, and $22,800,000 at June 30, 1998.

     The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances. Investment securities with carrying values of $46,205,000, $22,171,000 and $22,683,000, respectively, were specifically pledged as collateral for advances at December 31, 1999 and 1998, and June 30, 1998. Loans with carrying values of $324,107,000, $288,013,000 and $290,473,000 were pledged as collateral for outstanding advances at December 31, 1999 and 1998, and June 30, 1998, respectively.


NOTE 8: SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1999 and 1998, and June 30, 1998, are summarized as follows:

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 8: SHORT-TERM BORROWINGS (Continued)

                                                        December 31,
                                            --------------------------------------------------
                                                   1999            1998        June 30, 1998
                                            --------------------------------------------------
United States government agencies
  securities sold under reverse
  repurchase agreements                         $25,138,483       $    ---          $---
Other                                             1,955,607        798,247           ---
Federal funds purchased                          26,500,000            ---           ---
                                            --------------------------------------------------
                                                $53,594,090       $798,247            $0
                                            ==================================================


     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statement of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts.

     Other short-term borrowings consist of agreements with corporate entities which are secured by a pledge of residential mortgage loans, and margin loans with brokerage firms.

     Short-term borrowings had weighted average interest rates of 4.71% and 7.20% at December 31, 1999 and 1998, respectively. Securities and mortgage loans underlying the agreements are being held by the Bank during the agreement period. All agreements are written on a one month or less term.

     Short-term borrowings averaged $22,034,000 for the year ended December 31, 1999, $770,000 for the six months ended December 31, 1998, and $32,234,000 for the year ended June 30, 1998, respectively. The maximum amounts outstanding at any month end were $53,594,090, $2,386,670 and $41,176,000 during those same periods.


NOTE 9: NOTE PAYABLE TO BANK

     The Company entered into a line of credit with a commercial bank during 1999. The amount available under the line of credit is $15,000,000 and at December 31, 1999, the amount outstanding was $7,517,025. The note payable bears interest at the lender's prime rate minus 1.40%, due quarterly, is secured by all of the common stock of the Bank and matures November 1, 2000.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 9: NOTE PAYABLE TO BANK (Continued)

     The Bank had a potentially available $155,315,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 1999. The line is secured primarily by commercial loans and was not drawn upon at December 31, 1999.


NOTE 10: INCOME TAXES

     The Company files a consolidated federal income tax return. During the time the Bank operated under a thrift charter, thrifts were allowed a percentage of otherwise taxable income as a statutory bad debt deduction, subject to limitations based on aggregate loans and savings balances. This percentage was most recently 8%. In August 1996 this statutory bad debt deduction was repealed and is no longer available for thrifts. In addition, bad debt allowances accumulated after 1988, which are presently included as a component of the net deferred tax asset, must be recaptured over a six-year period beginning with the period ended December 31, 1998. The amount of the deferred tax liability which must be recaptured is $1,244,000 at December 31, 1999.

     As of December 31, 1999 and 1998, and June 30, 1998, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 1999 and 1998, and June 30, 1998.

     The provision for income taxes consists of:

                                                                                                       Six Months
                                             Year Ended              Years Ended June 30,                 Ended
                                            December 31,    ---------------------------------------   December 31,
                                                1999                1998               1997               1998
                                         -----------------------------------------------------------------------------

Taxes currently payable                       $6,997,160          $7,014,286         $6,101,200         $4,703,327
Deferred income taxes                             21,040             (90,586)          (350,000)          (845,027)
                                         -----------------------------------------------------------------------------
                                              $7,018,200          $6,923,700         $5,751,200         $3,858,300
                                         =============================================================================


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 10: INCOME TAXES (Continued)

     The tax effects of temporary differences related to deferred taxes shown on the December 31, 1999 and 1998, and June 30, 1998, statements of financial condition were:

                                                                      December 31,
                                                     ----------------------------------------------
                                                              1999                   1998               June 30, 1998
                                                     -------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                                $6,053,000             $6,114,740             $5,746,586
  Accrued expenses                                            123,000                182,000                163,000
  Partnership tax credits                                      79,000                 59,000                 46,000
  Excess of cost over fair value of net
    assets acquired                                            74,000                 36,000                 16,000
  Unrealized depreciation on available-for-
    sale securities                                           381,970                    ---                    ---
                                                     -------------------------------------------------------------------
                                                            6,710,970              6,391,740              5,971,586
                                                     -------------------------------------------------------------------

Deferred tax liabilities:
  Tax bad debt allowance in excess
    of base year allowance                                 (1,244,000)            (1,261,000)            (1,722,000)
  FHLB stock dividends                                       (575,000)              (641,000)              (641,000)
  Unrealized appreciation on available-for-
    sale securities                                               ---               (214,410)              (669,921)
  Other                                                      (100,186)               (54,127)               (18,000)
                                                     ---------------------------------------------------------------------
                                                           (1,919,186)            (2,170,537)            (3,050,921)
                                                     ---------------------------------------------------------------------

      Net deferred tax asset                               $4,791,784             $4,221,203             $2,920,665
                                                     =====================================================================


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 10: INCOME TAXES (Continued)

     Reconciliations of the Company's provision for income taxes to the statutory corporate tax rates are as follows:


                                                                                              Six Months
                                             Year Ended       Years Ended June 30,               Ended
                                            December 31,   -------------------------          December 31,
                                                1999        1998               1997               1998
                                        ------------------------------------------------------------------
Tax at statutory rate                           35.0%       35.0%              35.0%              35.0%
State income taxes                               ---        (3.1)               2.5                 .1
Other                                           (1.1)         .5                 .6                (.7)
                                        ---------------------------------------------------------------

                                                33.9%       32.4%              38.1%              34.4%
                                        ===============================================================

     The income and other tax returns of the Company and its consolidated subsidiaries are subject to but have not been audited recently by the Internal Revenue Service and state taxing authorities. These returns have been closed without audit through June 30, 1996.

     State legislation provided that savings banks were taxed based on an annual privilege tax on net income at a 7% rate. The 1997 and 1996 state tax included in the provision for income tax amounted to $652,000 and $552,000, respectively. Because the Bank converted to a state chartered trust company in June 1998, the Bank was not subject to the savings bank privilege tax for the years ended December 31, 1999, and June 30, 1998, and the six months ended December 31, 1998. Instead, the Bank was subject to a similar bank franchise tax for these periods. The effective tax rate declined in 1998 due to organizational changes undertaken by the Company.


NOTE 11: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

     For these short-term instruments, the carrying amount approximates fair value.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 11: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Available-for-Sale Securities

     Fair values for available-for-sale securities, which also are the amounts recognized in the statements of financial condition, equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Held-to-Maturity Securities

     Fair values for held-to-maturity securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Federal Home Loan Bank Stock

     The carrying amount approximates fair value.

Loans

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying amount of accrued interest receivable approximates its fair value.

Deposits

     The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Federal Home Loan Bank Advances

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing advances.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 11:          DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
                  (Continued)

Short-Term Borrowings

     The carrying amounts reported in the statements of financial condition for short-term borrowings approximate those liabilities' fair value.

Note Payable to Bank

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Letters of Credit and Lines of Credit

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 11:          DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
                        (Continued)


                                                        December 31,
                                -----------------------------------------------------------------

                                          1999                              1998                           June 30, 1998
                                ---------------------------------------------------------------------------------------------------

                                Carrying                            Carrying                           Carrying
                                 Amount            Fair Value         Amount         Fair Value          Amount         Fair Value
                                ---------------------------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents     $  43,600,220    $  43,600,220    $  33,546,422    $  33,546,422     $  45,831,238    $  45,831,238
  Available-for-sale
    securities                     79,891,460       79,891,460        6,475,897        6,475,897         6,362,700        6,362,700
  Held-to-maturity securities      37,645,500       37,415,600       60,394,843       60,571,000        51,916,864       52,094,900
  Loans, net of allowance
    for loan losses               766,806,940      775,123,000      696,961,552      711,956,700       653,672,169      658,633,100
  Accrued interest
    receivable                      5,854,494        5,854,494        5,506,240        5,506,240         5,897,807        5,897,807
  Investment in FHLB stock         10,981,000       10,981,000        9,454,100        9,454,100         9,454,100        9,454,100



Financial liabilities:
  Deposits                        625,900,352      628,961,000      597,624,994      600,125,000       549,772,712      548,807,000
  Accrued interest payable          5,832,253        5,832,253        5,356,558        5,356,558         3,646,952        3,646,952
  FHLB advances                   200,530,921      199,200,000      158,452,407      157,616,000       169,508,852      169,583,000
  Short-term borrowings            53,594,090       53,594,000          798,247          798,247               ---              ---
  Note payable to bank              7,517,025        7,517,025              ---              ---               ---              ---

Unrecognized financial instruments
 (net of contractual value):
    Commitments to extend
      credit                              ---              ---              ---              ---               ---              ---
    Standby letters of credit             ---              ---              ---              ---               ---              ---
    Unused lines of credit                ---              ---              ---              ---               ---              ---


NOTE 12:OPERATING LEASES

     The Company has entered into various operating leases at several of its locations. Some of the leases have renewal options.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 12:          LEASES (Continued)

     At December 31, 1999, future minimum lease payments are as follows:


                    2000                                $307,999
                    2001                                 264,809
                    2002                                 253,736
                    2003                                 196,943
                    2004                                 121,772
                Later Years                              486,651
                                                      $1,631,910


     Rental expense was $307,805, $222,429, $203,675 and $136,360 for the years ended December 31, 1999, and June 30, 1998 and 1997, and the six months ended December 31, 1998, respectively.


NOTE 13:          COMMITMENTS AND CREDIT RISK

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a significant portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.

     At December 31, 1999 and 1998, and June 30, 1998, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $27,760,000, $32,167,000 and $34,677,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period. Loan commitments at fixed rates of interest amounted to approximately $3,172,000, $3,286,000 and $7,075,000 with the remainder at floating market rates at December 31, 1999 and 1998, and June 30, 1998, respectively.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 13:          COMMITMENTS AND CREDIT RISK (Continued)

     Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The Company had total outstanding letters of credit amounting to approximately $13,613,000, $9,832,000 and $10,365,000 at December 31, 1999 and
1998, and June 30, 1998, respectively, with $5,366,000, $1,585,000 and
$2,118,000, respectively, of the letters of credit having terms ranging from seven months to five years. The remaining $8,247,000 at December 31, 1999 and 1998, and June 30, 1998, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue. The Federal Home Loan Bank has issued a letter of credit backing the Bank's letter of credit.

     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate. The Bank uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

     At December 31, 1999, the Bank had granted unused lines of credit to borrowers aggregating approximately $59,994,000 and $9,942,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1998, the Bank had granted unused lines of credit to borrowers aggregating approximately $25,523,000 and $7,161,000 for commercial lines and open-end consumer lines, respectively. At June 30, 1998, the Bank had granted unused lines of credit to borrowers aggregating approximately $30,385,000 and $5,313,000 for commercial lines and open-end consumer lines, respectively.

     The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri. Although the Bank has a diversified portfolio, loans (including loans in process) aggregating approximately $140,745,000, $114,342,000 and $122,900,000 at December 31, 1999 and 1998, and June 30, 1998, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 14:          CONTINGENT LIABILITIES

     The Company and its subsidiaries are defendants in certain lawsuits arising in the ordinary course of business. Management, after review with its legal counsel, is presently of the opinion that the resolution of these legal matters will not have a material adverse effect. However, events could occur in the near term that would change the estimate of liability materially.

     Customers of one of the Bank's subsidiaries may enter into margin loan agreements with the subsidiary's outside clearing agent in accordance with Regulation T of the Federal Reserve rules. The subsidiary is required to indemnify the clearing agent against any losses suffered by the clearing agent as a result of any margin loans with the subsidiary's customers. The outstanding amount of margin loans that are subject to indemnity by the subsidiary at December 31, 1999, was $453,845.


NOTE 15:          ADDITIONAL CASH FLOW INFORMATION


                                                                                 Years Ended June 30,           Six Months
                                                             December 31,     ------------------------------    December 31,
                                                                1999             1998              1997             1998
                                                             ----------        ----------       -----------      -----------
Noncash Investing and Financing Activities

         Conversion of loans to foreclosed assets            $1,376,725       $4,068,122        $2,272,465       $2,165,000
         Conversion of foreclosed assets to loans            $3,130,700       $4,647,521        $6,255,412       $2,727,000

Additional Cash Payment Information

         Interest paid                                      $34,945,373      $31,323,755       $27,922,486      $14,820,215
         Income taxes paid                                   $8,725,000       $8,640,000        $3,943,814       $2,600,000


NOTE 16:          STOCK SPLIT

     On October 1, 1996, the Board of Directors of GSBC declared a stock split effected in the form of a dividend on the outstanding common stock for shareholders of record on October 11, 1996. Each shareholder received one additional share for each share owned on the record date. Historical per share disclosures have been updated where applicable to account for the stock split.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 17:          EMPLOYEE BENEFIT PLANS

     The Company participates in a multi-employer defined benefit plan covering all employees who have met minimum service requirements. The Company's policy is to fund pension cost accrued. No contribution was required for the years ended December 31, 1999, or June 30, 1998 and 1997, or the six months ended December 31, 1998. As a member of a multi-employer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

     The Company has a defined contribution pension plan covering substantially all employees. The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation, and also matches 50% of the employee's contribution on the next 2% of the employee's compensation. Employer contributions charged to expense for the years ended December 31, 1999, and June 30, 1998 and 1997, and the six months ended December 31, 1998, were $191,581, $82,575, $69,691 and $54,379, respectively.


NOTE 18:          STOCK OPTION PLAN

     The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 1,232,496 shares of common stock.

     In addition, the Board of Directors of the Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 800,000 shares of common stock.

     Stock options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of the Company's common stock on the date of grant. Options are granted for a 10-year term and become exercisable in four cumulative annual installments of 25% commencing two years from the date of grant. The Stock Option Committee may accelerate a participant's right to purchase shares under the plan.

     Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997


NOTE 18:          STOCK OPTION PLAN (Continued)

     The table below summarizes transactions under the Company's stock option plans:

                                                                                           Shares
                                                                -------------------------------------------------------------

                                                                                                              Weighted
                                                                     Available                            Average Exercise
                                                                      to Grant         Under Option            Price
                                                                -------------------------------------------------------------
Balance, July 1, 1996                                                    86,186            210,658               $4.571
  Granted                                                               (37,500)            37,500               15.635
  Exercised                                                                 ---             (2,595)              (3.439)
  Forfeited                                                               2,090             (2,090)             (10.938)
  Effect of 2-for-1 Stock Split                                          50,776            243,473                6.232
  Granted                                                               (16,600)            16,600               17.267
  Exercised                                                                 ---           (249,796)              (1.973)
  Forfeited                                                               5,766             (5,766)             (12.531)
                                                                ----------------------------------
Balance, June 30, 1997                                                   90,718            247,984               11.114
  New Plan established                                                  800,000                ---                  ---
  Granted                                                               (51,600)            51,600               21.950
  Exercised                                                                 ---            (12,714)              (5.375)
  Forfeited                                                               5,979             (5,979)             (13.547)
                                                                ----------------------------------
Balance, June 30, 1998                                                  845,097            280,891               13.488
  Granted                                                               (45,700)            45,700               23.729
  Exercised                                                                 ---            (10,230)             (12.297)
  Forfeited                                                               6,725             (6,725)             (19.622)
                                                                ----------------------------------
Balance, December 31, 1998                                              806,122            309,636               12.564
  Granted                                                               (74,100)            74,100               23.548
  Exercised                                                                 ---            (58,166)              (7.138)
  Forfeited                                                              19,800            (19,800)             (22.352)
                                                                ----------------------------------
Balance, December 31, 1999                                              751,822            305,770               17.933
                                                                ==================================

     The fair value of each option granted is estimated on the date of the grant using the Black Scholes pricing model with the following weighted average assumptions:


                                              December 31,             December 31,
                                                  1999                     1998                June 30, 1998
                                        --------------------------------------------------------------------------
Dividends Per Share                               $0.50                   $0.44                    $0.42
Risk-Free Interest Rate                           5.70%                   4.99%                    5.85%
Expected Life of Options                         5 Years                 4 Years                  4 Years
Weighted-Average Fair Value
  of Options Granted During Year                  $8.98                   $8.71                    $8.11


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 18:STOCK OPTION PLAN (Continued)

     The following table further summarizes information about stock options outstanding at December 31, 1999:


                                            Options Outstanding
                         --------------------------------------------------------       Options Exercisable
                                                 Weighted                        -------------------------------------
                                                 Average           Weighted                              Weighted
                                                Remaining           Average                              Average
        Range of               Number          Contractual         Exercise            Number            Exercise
     Exercise Prices         Outstanding           Life              Price           Exercisable          Price
----------------------------------------------------------------------------------------------------------------------
$1.271 to $5.021                 9,785          2.64 Years          $3.953              9,785             $3.953
$10.938 to $16.625             140,535          3.07 Years         $13.623             97,966            $13.470
$17.00 to $18.70                25,900          5.12 Years         $17.936              8,850            $18.331
$21.825 to $25.9375            129,550          8.265 Years        $23.663              5,477             23.109


     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock options, and no compensation cost has been recognized for the Plan. Had compensation cost been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $284,000, $154,900, $103,000 and $112,900 and basic and diluted earnings per share earnings per share would have decreased by $.04, $.02, $.01 and $.01 for the years ended December 31, 1999, and June 30, 1998 and 1997, and the six months ended December 31, 1998, respectively. The effects of applying this Statement for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.


NOTE 19: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and pending litigation are reflected in the footnotes regarding loans and contingent liabilities. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on deposits and in the footnote on commitments and credit risk.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 20: REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct and material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 20: REGULATORY MATTERS (Continued)

                                                                                                              To Be Well
                                                                                                          Capitalized Under
                                                                                 For Capital              Prompt Corrective
                                                       Actual                 Adequacy Purposes            Action Provisions
                                            -------------------------------------------------------------------------------------
                                                Amount        Ratio         Amount         Ratio         Amount        Ratio
                                            -------------------------------------------------------------------------------------
                                                                               (In Thousands)
As of December 31, 1999
  Total Risk-Based Capital
    Great Southern Bancorp, Inc.                $78,308         10.2%        $61,698          8.0%           N/A           N/A
    Great Southern Bank                         $78,879         10.2%        $61,725          8.0%       $77,156         10.0%

Tier I Risk-Based Capital
    Great Southern Bancorp, Inc.                $68,573          8.9%        $30,849          4.0%           N/A           N/A
    Great Southern Bank                         $69,140          9.0%        $30,862          4.0%       $46,294          6.0%

Core Capital
    Great Southern Bancorp, Inc.                $68,573          7.4%        $37,302          4.0%           N/A           N/A
    Great Southern Bank                         $69,140          7.4%        $37,127          4.0%       $46,409          5.0%

As of December 31, 1998
  Total Risk-Based Capital
    Great Southern Bancorp, Inc.                $76,660         11.7%        $52,279          8.0%           N/A           N/A
    Great Southern Bank                         $70,403         10.9%        $51,546          8.0%       $64,432         10.0%

  Tier I Risk-Based Capital
    Great Southern Bancorp, Inc.                $68,383         10.5%        $26,140          4.0%           N/A           N/A
    Great Southern Bank                         $62,239          9.7%        $25,773          4.0%       $38,659          6.0%

  Core Capital
    Great Southern Bancorp, Inc.                $68,383          8.2%        $33,369          4.0%           N/A           N/A
    Great Southern Bank                         $62,239          8.1%        $30,556          4.0%       $38,195          5.0%

As of June 30, 1998
  Total Risk-Based Capital
    Great Southern Bancorp, Inc.                $74,065         12.2%        $48,616          8.0%           N/A           N/A
    Great Southern Bank                         $67,254         11.2%        $48,203          8.0%       $60,770         10.0%

  Tier I Risk-Based Capital
    Great Southern Bancorp, Inc.                $66,361         10.9%        $24,308          4.0%           N/A           N/A
    Great Southern Bank                         $59,487          9.4%        $25,269          4.0%       $37,904          6.0%

Core Capital
    Great Southern Bancorp, Inc.                $66,361          8.3%        $31,862          4.0%           N/A           N/A
    Great Southern Bank                         $59,487          7.5%        $31,629          4.0%       $39,537          5.0%


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 20: REGULATORY MATTERS (Continued)

     The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999 and 1998, and June 30, 1998, the Company and the Bank exceeded their minimum capital requirements. The entities may not pay dividends which would reduce capital below the minimum requirements shown above.


NOTE 21: SAVINGS ASSOCIATION INSURANCE FUND ASSESSMENT

     On September 30, 1996, federal legislation to recapitalize the Savings Association Insurance Fund (SAIF) was passed requiring savings institutions such as the Bank to pay a one-time assessment to the SAIF of 65.7 basis points, based on deposits as reported at March 31, 1995. The assessment totaled $2,500,000 and has been included in noninterest expense for the year ended June 30, 1997. This one-time assessment, net of income taxes, reduced consolidated net income for the year ended June 30, 1997, by approximately $1,525,000.


NOTE 22: SUMMARY OF UNAUDITED QUARTERLY OPERATING RESULTS

     Following is a summary of unaudited quarterly operating results for the years ended December 31, 1999, and June 30, 1998 and 1997, and the six months ended December 31, 1998:


                                                                       December 31, 1999
                                             ----------------------------------------------------------------------
                                                                       Three Months Ended
                                             ----------------------------------------------------------------------
                                                 March 31          June 30        September 30       December 31
                                             ----------------------------------------------------------------------
Interest income                                 $15,924,308       $16,232,225      $17,499,295       $18,382,225
Interest expense                                  8,182,918         8,236,251        9,091,687         9,952,234
Provision for loan losses                           576,410           573,590          450,000           462,000
Net realized gains on available-
for-sale securities                                 219,596            48,357           26,776            21,779
Net income                                        3,446,707         3,225,893        3,547,182         3,457,599
Earnings per common share - diluted                    $.44              $.42             $.46              $.44


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 22: SUMMARY OF UNAUDITED QUARTERLY OPERATING RESULTS (Continued)

                                                                         June 30, 1998
                                             ----------------------------------------------------------------------
                                                                       Three Months Ended
                                             ----------------------------------------------------------------------
                                               September 30      December 31        March 31          June 30
                                             ----------------------------------------------------------------------
Interest income                                 $14,933,696       $15,107,330      $15,858,000       $16,032,659
Interest expense                                  7,714,388         7,886,507        8,088,653         8,302,130
Provision for loan losses                           416,628           435,754          414,425           585,790
Net realized gains on available-
   for-sale securities                              420,572           451,194          417,761           108,301
Net income                                        3,860,275         3,619,773        3,363,595         3,600,406
Earnings per common share - diluted                    $.47              $.44             $.41              $.44


                                                                         June 30, 1997
                                             ----------------------------------------------------------------------
                                                                       Three Months Ended
                                             ----------------------------------------------------------------------

                                               September 30      December 31        March 31          June 30
                                             ----------------------------------------------------------------------
Interest income                                $13,705,391       $13,737,729      $13,941,471       $14,155,856
Interest expense                                 7,011,195         7,105,533        7,268,586         7,436,830
Provision for loan losses                          410,593           448,892          427,615           419,042
Net realized gains on available-
  for-sale securities                              143,767               ---           61,658               ---
Net income                                         493,297         2,907,735        2,909,250         3,029,583
Earnings per common share -
diluted                                               $.05              $.34             $.35              $.36

                                                                     December 31, 1998
                                                                    Three Months Ended
                                                          --------------------------------------
                                                             September 30        December 31
                                                          --------------------------------------

Interest income                                               $16,681,007        $15,803,765
Interest expense                                                8,378,787          8,151,034
Provision for loan losses                                         806,846            483,866
Net realized gains on available- for-sale securities              268,257             87,244
Net income                                                      3,778,572          3,579,022
Earnings per common share - diluted                                  $.47               $.44


                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998,
                           AND JUNE 30, 1998 AND 1997

NOTE 23:          OPERATING SEGMENTS

     The Company's banking operation is its only reportable segment. The banking operation segment is principally engaged in the business of originating residential and commercial real estate loans, commercial business loans and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowing from the Federal Home Loan Bank and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

     The following table provides information about segment profits and segment assets and has been prepared using the same accounting policies as those described in the summary of significant accounting policies in Note 1. There are no material intersegment revenues. Thus, no reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to four operating segments of the Company. These segments include an insurance agency, a travel agency, discount brokerage services and real estate appraisal services.


                                                        Year Ended December 31, 1999
                                       ---------------------------------------------------------------
                                              Banking             All Other             Totals
                                       ---------------------------------------------------------------
Interest income                             $67,779,777             $258,276          $68,038,053
Interest expense                            $35,263,345             $199,745          $35,463,090
Depreciation and amortization                $2,040,954             $246,307           $2,287,261
Provision for income taxes                   $6,558,440             $459,760           $7,018,200
Segment profit                              $12,785,115             $892,266          $13,677,381
Segment assets                             $957,604,983           $7,198,419         $964,803,402
Expenditures for additions to
  premises and equipment                     $1,937,700             $420,465           $2,358,165



                                                          Year Ended June 30, 1998
                                       ---------------------------------------------------------------
                                              Banking             All Other             Totals
                                       ---------------------------------------------------------------

Interest income                             $61,704,485             $227,200          $61,931,685
Interest expense                            $31,966,393              $25,285          $31,991,678
Depreciation and amortization                $1,254,209             $134,624           $1,388,833
Provision for income taxes                   $6,165,092             $758,608           $6,923,700
Segment profit                              $12,963,921           $1,480,128          $14,444,049
Segment assets                             $790,429,922           $4,661,207         $795,091,129
Expenditures for additions to
  premises and equipment                     $3,379,898             $125,900           $3,505,798

                                           GREAT SOUTHERN BANCORP, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            DECEMBER 31, 1999 AND 1998,
                                            AND JUNE 30, 1998 AND 1997

NOTE 23: OPERATING SEGMENTS (Continued)


                                                         Year Ended June 30, 1997
                                      ---------------------------------------------------------------
                                             Banking             All Other             Totals
                                      ---------------------------------------------------------------
Interest income                           $55,323,087             $217,360          $55,540,447
Interest expense                          $28,783,078              $39,066          $28,822,144
Depreciation and amortization              $2,035,545              $69,659           $2,105,204
Provision for income taxes                 $5,532,275             $218,925           $5,751,200
Segment profit                             $8,674,280             $665,585           $9,339,865
Segment assets                           $700,802,725           $7,038,559         $707,841,284
Expenditures for additions to
  premises and equipment                   $1,708,170              $63,062           $1,771,232


                                                      Six Months Ended December 31, 1998
                                      --------------------------------------------------------------
                                            Banking             All Other             Totals
                                      --------------------------------------------------------------
Interest income                           $32,405,769              $79,003          $32,484,772
Interest expense                          $16,518,815              $11,006          $16,529,821
Depreciation and amortization                $838,495             $125,438             $963,933
 Provision for income taxes                $3,711,169             $147,131           $3,858,300
Segment profit                             $7,077,022             $280,572           $7,357,594
Segment assets                           $829,674,056           $6,823,646         $836,497,702
Expenditures for additions to
  premises and equipment                   $1,360,336              $75,865           $1,436,201



NOTE 24: CONDENSED PARENT COMPANY STATEMENTS

     The condensed balance sheets at December 31, 1999 and 1998, and June 30, 1998, and statements of income and cash flows for the years ended December 31, 1999, and June 30, 1998 and 1997, and for the six months ended December 31, 1998, for the parent company, Great Southern Bancorp, Inc., are as follows:

                                           GREAT SOUTHERN BANCORP, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            DECEMBER 31, 1999 AND 1998,
                                            AND JUNE 30, 1998 AND 1997

NOTE 24: CONDENSED PARENT COMPANY STATEMENTS (Continued)

                                                                        December 31,
                                                       ----------------------------------------------
                                                                1999                   1998               June 30, 1998
                                                       ---------------------------------------------------------------------
BALANCE SHEETS
  Assets
    Cash                                                           $---               $457,954             $1,555,186
    Available-for-sale securities                             7,245,296              6,471,865              6,347,526
    Investment in subsidiary bank                            69,492,824             62,239,234             59,487,798
    Investment in other subsidiaries                                ---                    ---                473,351
    Loans receivable                                                ---                585,000                585,000
    Dividends receivable                                              3                 19,743                    ---
    Deferred income taxes                                       353,890                    ---                    ---
    Other                                                        50,000                 50,000                 50,000
                                                       --------------------------------------------------------------

                                                            $77,142,013            $69,823,796            $68,498,861
                                                       ==============================================================

  Liabilities and Stockholders' Equity
    Bank overdraft                                              $15,722                   $---                   $---
    Accounts payable and accrued expenses                        42,100                 10,000                    ---
    Income taxes payable                                        174,740                492,850                420,047
    Short-term borrowings                                     7,938,298                724,050                    ---
    Deferred income taxes                                           ---                214,410                669,921
    Common stock                                                123,250                123,250                123,250
    Additional paid-in capital                               17,487,433             17,224,451             17,110,496
    Retained earnings                                       100,310,493             90,459,992             84,955,740
    Unrealized appreciation (depreciation)
      on available-for-sale securities, net                    (598,790)               335,359              1,047,824
    Treasury stock, at cost                                 (48,351,233)           (39,760,566)           (35,828,417)
                                                       --------------------------------------------------------------
                                                            $77,142,013            $69,823,796            $68,498,861
                                                       ==============================================================


                                           GREAT SOUTHERN BANCORP, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            DECEMBER 31, 1999 AND 1998,
                                            AND JUNE 30, 1998 AND 1997

NOTE 24: CONDENSED PARENT COMPANY STATEMENTS (Continued)


                                                                                                             Six Months
                                                         Year Ended           Years Ended June 30,              Ended
                                                        December 31,    ----------------------------------   December 31,
                                                            1999             1998              1997             1998
                                                     ----------------------------------------------------------------------
STATEMENTS OF INCOME
  Income
    Dividends from subsidiary bank                       $9,250,000       $8,916,733       $11,952,241       $4,755,806
    Dividends from other subsidiaries                           ---          469,109           274,913           51,281
    Loss on foreclosed assets                                   ---              ---           (24,077)             ---
    Interest and dividend income                            247,929          227,200           217,360          101,172
    Net realized gains on sales of
      available-for-sale securities                         296,041        1,397,828           205,225          353,149
    Other income (loss)                                         ---          (69,266)           47,472              275
                                                     ------------------------------------------------------------------
         Total income                                     9,793,970       10,941,604        12,673,134        5,261,683
                                                     ------------------------------------------------------------------
  Expense
    Operating expenses                                      214,211          199,972           197,677          103,668
    Interest expense                                        215,432           25,285            39,066           11,006
                                                     ------------------------------------------------------------------
         Total expense                                      429,643          225,257           236,743          114,674
                                                     ------------------------------------------------------------------
Income before income tax and equity in
  undistributed earnings of subsidiaries                 9, 364,327       10,716,347        12,436,391        5,147,009
Provision (credit) for income taxes                         (14,202)         415,223          (40,848 )          59,350
                                                     ------------------------------------------------------------------
Income before equity in earnings of subsidiaries          9,378,529       10,301,124        12,477,239        5,087,659
Equity in undistributed earnings of subsidiaries          4,298,852        4,142,925        (3,137,374)       2,269,935
                                                     ------------------------------------------------------------------

         Net Income                                     $13,677,381      $14,444,049        $9,339,865       $7,357,594
                                                     ==================================================================


                                           GREAT SOUTHERN BANCORP, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            DECEMBER 31, 1999 AND 1998,
                                            AND JUNE 30, 1998 AND 1997

NOTE 24: CONDENSED PARENT COMPANY STATEMENTS (Continued)


                                                                                                             Six Months
                                                         Year Ended           Years Ended June 30,              Ended
                                                        December 31,    ----------------------------------   December 31,
                                                            1999             1998              1997             1998
                                                     ----------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
  Cash Flows From Operating Activities
    Net income                                           13,677,381       $14,444,049       $9,339,865        $7,357,594
    Items not requiring (providing) cash:
      Loss on low income housing partnership                    ---            12,093           10,356               ---
      Equity in undistributed earnings of subsidiaries   (4,298,851)       (4,144,925)       3,137,376        (2,278,085)
      Net realized gains on sales of
        available-for-sale securities                      (296,041)       (1,397,828)        (205,225)         (353,149)
    Changes in:
      Dividends receivable                                   19,740             3,000           (3,000)          (19,744)
      Other assets                                              ---            57,505          (57,505)              ---
      Accounts payable                                       32,100               ---              ---            10,000
      Income taxes                                         (318,110)          703,119         (340,577)           72,803
                                                        ----------------------------------------------------------------
         Net cash provided by operating activities        8,816,219         9,677,013       11,881,290         4,789,419
                                                        ----------------------------------------------------------------

  Cash Flows From Investing Activities
      Net loans originated                                  585,000          (585,000)             ---               ---
      Proceeds from sale of foreclosed assets                   ---               ---          324,900               ---
      Purchase of available-for-sale securities          (4,084,488)       (1,427,438)      (1,845,970)       (2,289,879)
      Proceeds from sale of available-for-sale
        securities                                        2,149,910         3,359,677        1,376,123         1,350,713
      Investment in trust company                               ---           (50,000)             ---               ---
      Investment in subsidiary                           (3,000,000)              ---              ---               ---
      Partnership distribution                                  ---             5,062            3,542               ---
                                                        ----------------------------------------------------------------
          Net cash provided by (used in)                 (4,349,578)        1,302,301         (141,405)         (939,166)
            investing activities
                                                        ----------------------------------------------------------------

  Cash Flows From Financing Activities
      Proceeds from bank overdraft                           15,722               ---              ---               ---
      Net increase (decrease) in short-term
        borrowings                                        7,214,248        (2,406,423)       2,406,423           724,050
      Dividends paid                                     (3,826,880)       (3,468,568)      (3,277,494)       (1,853,342)
       Stock options exercised                              464,437            94,118          797,113           127,435
      Treasury stock purchased                           (8,792,122)       (3,694,781)     (15,584,673)       (3,945,628)
                                                        ----------------------------------------------------------------
         Net cash used in financing activities           (4,924,595)       (9,475,654)     (15,658,631)       (4,947,485)
                                                        ----------------------------------------------------------------
Increase (Decrease) in Cash                                (457,954)        1,503,660       (3,918,746)       (1,097,232)
Cash, Beginning of Period                                   457,954            51,526        3,970,272         1,555,186
                                                        ----------------------------------------------------------------
Cash, End of Period                                              $0        $1,555,186          $51,526          $457,954
                                                        ================================================================

Additional Cash Payment Information
    Interest paid                                          $173,410           $11,006          $25,285           $39,066
    Income taxes paid                                           ---               ---          $61,241               ---


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors of the Registrant

Directors Serving a Three-Year Term Expiring at the 2000 Annual Meeting

     William K. Powell, age 78, was elected a Director of Great Southern in 1965 and Bancorp in 1989. Mr. Powell is President of Herrman Lumber Company in Springfield, Missouri, where he has served since 1947. Mr. Powell is also President of United Mill Works, Inc. and Herrman Realty Company in Springfield, Missouri, both of which were founded by him in 1951. None of these entities are affiliated with Bancorp.

     Joseph W. Turner, age 35, joined Bancorp in 1995. He has been employed by Great Southern since 1991. He currently serves as President and General Counsel for Bancorp and Chief Executive Officer, President and General Counsel for Great Southern. Prior to joining Great Southern Mr. J. Turner was an attorney with the Kansas City, Missouri law firm of Stinson, Mag and Fizzell. Mr. J. Turner is the son of William V. Turner.

Director Serving a Three-Year Term Expiring at the 2001 Annual Meeting

     William V. Turner, age 67, has served as the Chairman of the Board and Chief Executive Officer of Great Southern since 1974 and President of Great Southern from 1974 to 1997. Mr. W. Turner has served in similar capacities with Bancorp since incorporation in 1989. Mr. W. Turner has also served as Chairman of the Board and President of Great Southern Financial Corporation (an affiliate of Bancorp) since incorporation in 1974, Chairman of the Board and President of Appraisal Services, Inc. (an affiliate of Bancorp) since incorporation in 1976 and Chairman of the Board of Great Southern Capital Management, Inc. (an affiliate of Bancorp) since its formation in 1988. Mr. W. Turner is the father of Joseph W. Turner who is a director, and the President and General Counsel of Bancorp, and the Chief Executive Officer, President and General Counsel for Great Southern.

Directors Serving a Three-Year Term Expiring at the 2002 Annual Meeting

     William E. Barclay, age 70 was first elected a Director of Great Southern in 1975 and of Bancorp in 1989. Mr. Barclay is the founder and has served as President and/or Chairman of the Board of Auto-Magic Full Service Car Washes in Springfield, Missouri since 1962. Mr. Barclay also founded Barclay Love Oil Company in Springfield, Missouri in 1964 and founded a chain of Ye Ole Buggy Bath Self-Service Car Washes in Springfield, Missouri in 1978 and opened a franchise of Jiffy Lube in Springfield, Missouri in 1987. None of these entities are affiliated with Bancorp.

     Larry D. Frazier, age 62, was first elected a Director of Great Southern and of Bancorp in 1992. Mr. Frazier was elected a Director of Great Southern Financial Corporation (an affiliate of Bancorp) in 1976, where he served until his election as Director of Great Southern and Bancorp. Mr. Frazier is retired from White River Valley Electric Cooperative in Branson, Missouri where he served as President and Chief Executive Officer from 1975 to 1998. This entity is not affiliated with Bancorp.

     (b) Executive Officers of the Registrant

         Included under Part I of this Form 10-K.

     (c) Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires Bancorp's directors, certain of its officers and persons who own more than ten percent of the Common Stock, to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC and to furnish Bancorp with copies of all such ownership reports. Based solely on Bancorp's review of the copies of such ownership reports furnished to Bancorp, and written representations relative to the filing of certain forms, Bancorp is aware of one late filing for Ann S. Turner for one transaction in December 1998 and one transaction in January 1999, one late filing for Joseph W. Turner for ten transactions from April 1997 to April 1999, one late filing for William V. Turner for one transaction in December 1998 and one transaction in January 1999, one late filing for Don M. Gibson for three transactions occurring in January 1999 to July 1999 and January 2000, and one late filing by Richard L. Wilson for three transactions in December 1999.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Chief Executive Officer and the other executive officers who served in such capacities during the Calendar Year 1999 with compensation of $100,000 or more.



                                                                                        Long-Term
                                                                                       Compensation
                                                 Annual Compensation                      Awards
                                   -----------------------------------------------     ------------      -----------------
                                                                                         Options/           All Other
                                                           Salary         Bonus            SARS           Compensation
   Name and Principal Position             Year              ($)           ($)            (#)(1)              ($)(2)
---------------------------------- ------------------    ------------- -----------     ------------      -----------------

William V. Turner                  Calendar 1999            260,061       100,000           5,000              38,140
 Chairman of the Board             Calendar 1998            285,922       215,000           5,000              34,114
 and Chief Executive Officer       Fiscal June 1998         289,593       191,732           7,500               5,290
                                   Fiscal June 1997         263,394       131,951          30,000               3,632

Don M. Gibson                      Calendar 1999            151,352        50,000           5,000              21,940
 Executive Vice President          Calendar 1998            153,068             -           5,000              10,424
 Chief Operating Officer and       Fiscal June 1998         162,706             -           5,000               5,150
 Secretary(3)                      Fiscal June 1997         138,321             -          15,000               3,596

Joseph W. Turner                   Calendar 1999            137,951        50,000           5,000              24,562
 President and General Counsel     Calendar 1998            133,303             -           5,000              13,425
                                   Fiscal June 1998         145,000             -           5,000               4,611
                                   Fiscal June 1997         122,583             -          15,000               3,130
------------------

(1) Option numbers have been adjusted to reflect the October 21, 1996 2-for-1 stock split, where applicable.

(2) Calendar 1999 includes (a) directors fees (Mr. W. Turner $31,200, Mr. Gibson $7,500 and Mr. J. Turner $10,500) paid by Bancorp and its subsidiaries; (b) company matching contributions to Bancorp's 401K Plan (Mr. W. Turner $2,374, Mr. Gibson $2,384 and Mr. J. Turner $2,385); and (c) term life insurance premiums paid by Great Southern for the benefit of Messrs. W. Turner, Gibson, and J. Turner of $540 each.

(3)  Mr. Gibson retired on February 15, 2000.


OPTION GRANTS DURING CALENDAR YEAR 1999

     The following table sets forth options to acquire shares of Bancorp's Common Stock which were granted to the executive officers named in the Summary Compensation Table during the Calendar Year 1999.


                                               OPTION GRANTS IN 1999


                                                                    Individual Grants
                              ----------------------------------------------------------------------------------------------
                                 Number of                                                        Potential Realizable
                                Securities                                                          Value at Assumed
                                Underlying      % of Total                                           Annual Rate of
                                  Options        Options                                              Stock Price
                                  Granted       Granted to     Exercise or                          Appreciation for
                                (number of      Employees       Base Price      Expiration            Option-Term
            Name                shares)(1)       in 1999      ($ per share)        Date
-----------------------------  -----------     -------------- --------------- ------------   -------------------------------
                                                                                                   5%             10%
                                                                                             -------------------------------

William V. Turner                   5,000           6.8%        $24.1310       12-15-2004          $33,335        $73,661
Don M. Gibson                       5,000           6.8          21.9375       12-15-2009           68,982        174,814
Joseph W. Turner                    5,000           6.8          24.1310       12-15-2004           33,335         73,661
---------------

(1) Shares for William V. Turner and Joseph W. Turner vest 25% per year after a one year holding period beginning on the date of the grant (December 15, 1999) and must be exercised within five years of the grant. Shares for Don
     M. Gibson vest 25% per year after a two year holding period beginning on the date of the grant (December 15, 1999) and must be exercised within 10 years of the grant.


OPTION EXERCISES AND CALENDAR YEAR-END VALUES

     The following table sets forth all stock options exercised by the named executives during Calendar Year 1999 and the number and value of unexercised options held by such executive officers at the calendar year-end.




                                                                                              Value of Unexercised
                             Shares                          Number of Securities                 in the money
                            Acquired         Value        Underlying Unexercised         Options at Calendar Year
                           on Exercise    Realized(1)    Options at Calendar Year End                End(2)
                          -------------- ------------  ------------------------------------------------------------------
                                                        Exercisable     Unexercisable    Exercisable     Unexercisable
                                                       ------------------------------------------------------------------
William V. Turner            28,152       $642,218         57,500            20,000       $441,383          $ 55,688
Don M. Gibson                 8,750         73,826          3,750            25,000         41,483           123,358
Joseph W. Turner              2,000         24,063         34,560            15,000        324,176            29,906
------------------

(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of Bancorp's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2) The value of unexercised options was calculated at a per share price of $22.00 less the exercise price per share. The closing price of Bancorp's Common Stock as reported on the NASDAQ National Market System on December 31, 1999 was $22.00 per share.


EMPLOYMENT AGREEMENTS

     William V. Turner, Don M. Gibson and Joseph W. Turner (the "Employees") have entered into employment agreements with Great Southern (the "Employment Agreements"). The Employment Agreements provide that Great Southern may terminate the employment of any of the Employees for "cause," as defined in the Employment Agreements, at any time. The Employment Agreements also provide that in the event Great Southern chooses to terminate the employment of any of the Employees for reasons other than for cause, or in the event any of the Employees resigns from Great Southern upon the failure of the Great Southern Board of Directors to reelect any of the Employees to his current office or upon a material lessening of his functions, duties or responsibilities, such employee would be entitled to the payments owed for the remaining term of the agreement. If the employment of any of the Employees is terminated in connection with or within 12 months of a "change in control" of Great Southern or Bancorp, each of the Employees would be entitled to (i) a lump sum payment equal to 299% of the employee's base amount of compensation as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and
(ii) continued payment of his salary under the applicable Employment Agreement for the term of the agreement. If Messrs. W. Turner, Gibson and J. Turner had been entitled to the lump sum payments described in clause (i) of the preceding sentence as of December 31, 1999, such payments would have amounted to $1,277,283, $456,214 and $368,320, respectively. Mr. Gibson retired effective on February 15, 2000, and his employment agreement is no longer in effect.

BENEFITS

     PENSION PLAN. Great Southern's employees are included in the Pentegra Retirement Fund, a multiple employer comprehensive pension plan. This noncontributory defined benefit retirement plan covers all employees who have met minimum service requirements.

     The following table illustrates annual pension benefits payable upon retirement, subject to limits established by Federal law, based on various levels of compensation and years of service and assuming payment in the form of a straight-life annuity. Covered compensation includes all regular and overtime pay excluding bonuses and commissions. At December 31, 1999, Messrs. W. Turner, Gibson and J. Turner had 24, 23 and 7 years, respectively, of credited service under the pension plan. Since the pension plan is fully funded, there were no contributions during the year ended December 31, 1999 for Messrs. W. Turner, Gibson and J. Turner.



                                                         Years of Service
                                   -------------------------------------------------------------
          Average Annual                 10              20             30              40
       Covered Compensation
---------------------------        --------------- --------------  -------------- ---------------
$ 50,000                              $10,000        $ 20,000       $ 30,000        $ 40,000
 100,000                               20,000          40,000         60,000          80,000
 150,000                               30,000          60,000         90,000         120,000
 200,000                               40,000          80,000        120,000         130,000(1)
 250,000                               50,000         100,000        130,000(1)      130,000(1)
 300,000                               60,000         120,000        130,000(1)      130,000(1)
 350,000                               70,000         130,000(1)     130,000(1)      130,000(1)
----------------

(1) The maximum retirement benefit currently permitted by federal law is $130,000 per year for this type of plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 17, 2000 as to those persons believed by management of Bancorp to be beneficial owners of more than five percent of Bancorp's outstanding shares of Common Stock. Persons, legal or natural, and groups beneficially owning in excess of five percent of Bancorp's Common Stock are required to file certain reports regarding such ownership with Bancorp and with the United States Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Where appropriate, historical information set forth below is based on the most recent Schedule 13D or 13G filed on behalf of such person with Bancorp. Other than those persons listed below, management is not aware of any person or group that owns more than five percent of Bancorp's Common Stock as of March 17, 2000. The holders have sole voting and dispositive power, unless otherwise noted.


                                                      Amount and Nature of        Percent of
       Name and Address of Beneficial Owner         Beneficial-Ownership(1)(4)     Class(2)
--------------------------------------------------- -------------------------- ------------------
William V. Turner                                            1,066,071(3)              14.51%
Ann S. Turner
Turner Family Limited Partnership
925 St. Andrews Circle
Springfield, MO 65809

Robert M. Mahoney                                              486,184                  6.67
Joyce B. Mahoney
Tri-States Service Company
909 E. Trafficway
Springfield, MO 65802

Earl A. Steinert, Jr.                                          460,500                  6.32
1736 E. Sunshine
Springfield, MO 65804
-----------------

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

(2) The percentage ownership is based on the number of shares outstanding as of March 17, 2000.

(3) This figure includes 77,500 shares that may be acquired through option exercises by William V. Turner. This figure also includes 34,421 shares held in various capacities by Ann S. Turner, Mr. W. Turner's wife, which Mr. W. Turner may be deemed to beneficially own, 19,826 shares held by the Turner Family Foundation which Mr. and Mrs. Turner may be deemed to beneficially own and 783,012 shares held by the Turner Family Limited Partnership which Mr. and Mrs. W. Turner may be deemed to beneficially own. Mr. W. Turner disclaims beneficial ownership as to shares beneficially owned by Ann S. Turner and the Turner Family Foundation. This figure also includes 171,124 shares held in various capacities by William V. Turner, Mrs. Turner's husband, which Mrs. Turner may be deemed to beneficially own. Mrs. Turner disclaims beneficial ownership as to shares beneficially owned by William V. Turner and the Turner Family Foundation.

(4) Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. These disclosures are based on: (i) a 13D filing dated October 20, 1994 by William V. Turner, Ann S. Turner and the Turner Family Limited Partnership;
     (ii) a 13D filing dated November 11, 1994 by Earl A. Steinert, Jr.; and
     (iii) a 13D filing dated April 22, 1997 by Robert M. Mahoney, Joyce B. Mahoney and Tri- States Service Company.


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

                                         Amount and
                                         Nature-of
                                         Beneficial
                Name                    Ownership(1)      Percent of Class
---------------------------------------------------------------------------

William V. Turner                      1,066,071(2)              14.51%
William E. Barclay                        55,596(3)                .76
Larry D. Frazier                          62,500                   .86
William K. Powell                        194,940                  2.67
Albert F. Turner                          45,262(4)                .62
Don M. Gibson                            301,314                  4.13
Joseph W. Turner                          58,290(5)                .80
Directors and Executive
 Officers as a Group
 (9 persons)                           1,887,649(6)              25.55
------------------

(1) Under Rule 13d-3 under the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at Mach 17, 2000 or will become exercisable within 60 days of such date. The holders may disclaim beneficial ownership of the included shares that are owned by or with family members, trusts or other entities.

(2) For a detailed discussion of the nature of Mr. W. Turner's ownership, see Footnote 1 to the table of beneficial owners set out above.

(3) Mr. Barclay shares voting and dispositive power with his spouse with respect to all shares.

(4) Mr. Albert Turner shares voting and dispositive power with his spouse with respect to all shares.

(5) This figure includes 34,560 shares that may be acquired through option exercises.

(6) The figure includes 99,448 shares that may be acquired through option exercises by all directors and executive officers as a group.


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Great Southern, like many financial institutions, has from time to time extended loans to its officers, directors and employees, generally for the financing of their personal residences, at favorable interest rates. Generally, residential loans have been granted at interest rates 1% above Great Southern's cost of funds, subject to annual adjustments. Other than the interest rate, these loans have been made in the ordinary course of business, on substantially the same terms and collateral as those of comparable transactions prevailing at the time, and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features. All loans by Great Southern to its directors and executive officers are subject to regulations restricting loans and other transactions with affiliated persons of Great Southern. Great Southern may also grant loans to officers, directors and employees, their related interest and their immediate family members in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those rates prevailing at the time for comparable transactions with other persons which, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features.

     No directors, executive officers or their affiliates, had aggregate indebtedness to Great Southern on such below market rate loans exceeding $60,000 at any time since January 1, 1999 except as noted below.


                                                                        Largest
                                                                        Amount                   Interest
                                                         Date of      Outstanding   Balance as    Rate at
         Name                      Position                Loan      Since 1/1/99   of 12/31/99  12/31/99            Type
----------------------- -------------------------------  ----------  -------------  ------------ ---------    ------------------
William V. Turner       Chairman and CEO                  08/30/95      $323,169      $318,121     5.50%       Home Mortgage

Don M. Gibson           Executive Vice President, COO,    12/30/97       217,204      $214,172     5.45        Home Mortgage
                         and Secretary                    10/20/98        29,859        29,426     8.50        Home Equity Line

Joseph W. Turner        President and General Counsel     09/21/98       299,357       295,168     5.33        Home Mortgage

Richard L. Wilson       Senior Vice President and         02/06/98       407,295       401,165     5.43        Home Mortgage
                        CFO of Great Southern Bank        10/31/98        51,510           ---     n/a         Home Equity Line

Steven G. Mitchem       Senior Vice President and Chief   06/30/98       168,524       166,150     5.26        Home Mortgage
                        Lending Officer of Great          10/05/99        15,025           ---     n/a         Consumer
                        Southern Bank

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Documents Filed as Part of This Report

          (1)  Financial Statements

     The Consolidated Financial Statements and Independent Accountants' Report are included in Item 8.

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

                    (ii) The Registrant's Certificate of Amendment of
                         Certificate of Incorporation previously field with the Commission as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                         June 30, 1997, is incorporated herein by reference as
                         Exhibit 3.2.

                   (iii) The Registrant's Bylaws, as amended, previously filed with the Commission (File no. 33-30597) as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1990, is incorporated herein by reference as Exhibit 3.3.

               (4) Instruments defining the rights of security holders, including indentures

                    Inapplicable.

               (9)  Voting trust agreement

                    Inapplicable.

               (10) Material contracts

                    The Registrant's 1989 Stock Option and Incentive Plan previously filed with the Commission (File no. 33- 30597) as
                    Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, is incorporated herein by reference as Exhibit 10.1.

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

               (11) Statement re computation of per share earnings

                    The Statement re computation of per share earnings is included in Note 1 of the Consolidated Financial Statements under Part II, Item 8 above.

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

                                    GREAT SOUTHERN BANCORP, INC.
                                             (Registrant)


Date: March 30, 2000                By:  /s/ William V. Turner
                                         ---------------------------------------
                                         William V. Turner
                                          Chairman of the Board, Chief Executive
                                          Officer and Director
                                         (Principal Executive Officer)

                                POWER OF ATTORNEY

     We, the undersigned officers and directors of Great Southern Bancorp, Inc., hereby severally and individually constitute and appoint William V. Turner and Rex A. Copeland, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                 Signature                          Capacity in which signed                         Date
---------------------------------------------------------------------------------------------------------------


/s/ William V. Turner                        Chairman of the Board and Director                 March 30, 2000
-------------------------------------------  (Principal Executive Officer)
William V. Turner


/s/ Rex A. Copeland                          Treasurer (Principal Financial Officer and         March 30, 2000
-------------------------------------------
Rex A. Copeland                              Principal Accounting Officer)

/s/ William E. Barclay                       Director                                           March 30, 2000
-------------------------------------------
William E. Barclay


/s/ Larry D. Frazier                         Director                                           March 30, 2000
-------------------------------------------
Larry D. Frazier


/s/ William K. Powell                        Director                                           March 30, 2000
-------------------------------------------
William K. Powell


/s/ Joseph W. Turner                         Director                                           March 30, 2000
-------------------------------------------
Joseph W. Turner


                          GREAT SOUTHERN BANCORP, INC.

                                INDEX TO EXHIBITS




    Exhibit
      No.                             Document
--------------------------------------------------------------------------------
     21   Subsidiaries of the Registrant

     23   Consent of Baird, Kurtz & Dobson, Certified Public Accountants

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed