Form 10-Q
period 2000-03-31
GREAT SOUTHERN BANCORP INC
filed 2000-05-12
CIK 854560

================================================================================
                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q


   /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


               For the Quarterly Period ended March 31, 2000


                           --------------------------
                         Commission File Number 0-18082
                           --------------------------

                          GREAT SOUTHERN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1524856
--------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

                               1451 E. BATTLEFIELD
                              SPRINGFIELD, MISSOURI
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                      65804
--------------------------------------------------------------------------------
                                   (Zip Code)

                                 (417) 887-4400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /


     The number of shares outstanding of each of the registrant's classes of common stock: 7,247,093 shares of common stock, par value $.01, outstanding at May 12, 2000.

================================================================================

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                  GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             March 31,     December 31,
                                                                               2000            1999
                                                                           -------------   ------------
                                                                           (Unaudited)
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 29,427,139   $ 42,355,901
Interest-bearing deposits in other financial institutions. . . . . . . . .       524,974      1,244,319
                                                                             -----------    -----------
        Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    29,952,113     43,600,220
Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . .    80,100,202     79,891,460
Held-to-maturity securities (fair value $37,147,900 - March 2000;
  $37,415,600 - December 1999) . . . . . . . . . . . . . . . . . . . . . .    37,507,915     37,645,500
Loans receivable, net of allowance for loan losses of $17,374,299
  - March 2000; $17,293,320 - December 1999. . . . . . . . . . . . . . . .   783,635,456    766,806,940
Interest receivable:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,178,166      4,971,646
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,379,371        882,848
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     4,127,642      4,027,242
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     1,890,002        817,118
Premises and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .     9,884,402      9,984,075
Investment in Federal Home Loan Bank Stock . . . . . . . . . . . . . . . .    11,226,600     10,981,000
Excess of cost over fair value of net assets acquired, at amortized cost .       368,642        403,569
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     4,983,014      4,791,784
                                                                            ------------   ------------
        Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $970,233,525   $964,803,402
                                                                            ============   ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $657,687,403   $625,900,352
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   189,259,149    200,530,921
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    35,028,310     53,594,090
Note payable to bank . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,500,000      7,517,025
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .     4,699,950      5,832,253
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .       704,144        309,100
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,337,902      1,995,369
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,069,182        198,401
                                                                            ------------   ------------
        Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .   903,286,040    895,877,511
                                                                            ------------   ------------

Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares                 --             --
  Common stock, $.01 par value; authorized 20,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,499,538     17,487,433
Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   103,033,443    100,310,493
Accumulated other comprehensive income:
  Unrealized depreciation on available-for-sale securities,
  net of income taxes of $321,201 at March 31, 2000
  and $381,970 at December 31, 1999. . . . . . . . . . . . . . . .  . . . .     (735,264)      (644,052)
                                                                            ------------   ------------
                                                                             119,920,967    117,277,124
Less treasury common stock, at cost; March 31, 2000 - 5,048,032 shares;
  December 31, 1999 - 4,835,890 shares . . . . . . . . . . . . . . . . . .   (52,973,482)   (48,351,233)
                                                                            ------------   ------------
        Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .    66,947,485     68,925,891
                                                                            ------------   ------------
        Total Liabilities and Stockholders' Equity . . . . . . . . . . . .  $970,233,525   $964,803,402
                                                                            ============   ============

See Notes to Consolidated Financial Statements

              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME


                                                                                 THREE MONTHS ENDED
                                                                                      March 31,
                                                                             --------------------------
                                                                                 2000           1999
                                                                             -----------    -----------
                                                                                     (Unaudited)
INTEREST INCOME
  Loans                                                                      $17,376,734    $14,845,247
  Investment securities and other                                              1,766,152      1,079,061
                                                                              ----------     ----------
    TOTAL INTEREST INCOME                                                     19,142,886     15,924,308
                                                                              ----------     ----------
INTEREST EXPENSE
  Deposits                                                                     7,010,604      5,804,474
  Federal Home Loan Bank advances                                              3,012,628      2,114,813
  Short-term borrowings                                                          584,290        263,631
                                                                              ----------     ----------
    TOTAL INTEREST EXPENSE                                                    10,607,522      8,182,918
                                                                              ----------     ----------
NET INTEREST INCOME                                                            8,535,364      7,741,390
PROVISION FOR LOAN LOSSES                                                        475,600        576,410
                                                                              ----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            8,059,764      7,164,980
                                                                              ----------     ----------
NON-INTEREST INCOME
  Commissions                                                                  1,716,486      1,759,509
  Service charge and ATM fees                                                  1,276,273        999,490
  Net realized gains on sales of loans                                           119,841        455,585
  Net realized gains on available-for-sale securities                                130        219,596
  Expense on foreclosed assets                                                   (10,782)       (43,508)
  Other income                                                                   502,055        524,135
                                                                              ----------     ----------
    TOTAL NON-INTEREST INCOME                                                  3,604,003      3,914,807
                                                                              ----------     ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                               3,466,690      3,264,513
  Net occupancy and equipment expense                                            899,542      1,053,455
  Postage                                                                        267,588        270,611
  Insurance                                                                      152,058        173,717
  Amortization of goodwill                                                        39,927         34,927
  Advertising                                                                    132,544        110,242
  Office supplies and printing                                                   188,203        286,603
  Other operating expenses                                                       950,444        817,012
                                                                              ----------     ----------
    TOTAL NON-INTEREST EXPENSE                                                 6,096,996      6,011,080
                                                                              ----------     ----------
INCOME BEFORE INCOME TAXES                                                     5,566,771      5,068,707
PROVISION FOR INCOME TAXES                                                     1,907,965      1,622,000
                                                                              ----------     ----------
NET INCOME                                                                   $ 3,658,806    $ 3,446,707
                                                                              ==========     ==========
BASIC EARNINGS PER COMMON SHARE                                                  $.50           $.44
                                                                                  ===            ===
DILUTED EARNINGS PER COMMON SHARE                                                $.48           $.44
                                                                                  ===            ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------
                                                                              2000            1999
                                                                       ---------------  ---------------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                             $  3,658,806    $  3,446,707
  Items not requiring (providing) cash:
    Depreciation                                                              398,059         491,051
    Amortization                                                               34,927          34,927
    Provision for loan losses                                                 475,600         576,410
    Gain on sale of loans                                                    (119,841)       (455,585)
    Proceeds from sales of loans held for sale                              2,476,275      19,749,839
    Originations of loans held for sale                                    (4,596,915)    (19,749,146)
    Net realized (gains) losses on sale of available-for-sale securities         (130)         (6,284)
    Loss on sale of premises and equipment                                      4,688              --
    Gain on sale of foreclosed assets                                         (66,136)        (27,737)
    Amortization of deferred income, premiums and discounts                  (656,603)       (171,796)
    Deferred income taxes                                                    (133,401)       (735,210)
  Changes in:
    Accrued interest receivable                                              (703,043)       (191,240)
    Prepaid expenses and other assets                                        (100,401)      2,021,805
    Accounts payable and accrued expenses                                    (789,770)     (1,094,732)
    Income taxes refundable/payable                                         1,870,781         861,853
                                                                          -----------     -----------
      Net cash provided by operating activities                             1,752,896       4,750,862
                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                                   (15,925,578)    (19,226,230)
  Purchase of premises and equipment                                         (305,609)       (538,227)
  Proceeds from sale of premises and equipment                                  2,535              --
  Proceeds from sale of foreclosed assets                                     163,399         165,000
  Capitalized costs on foreclosed assets                                      (16,281)            185
  Proceeds from maturing held-to-maturity securities                          139,682      24,319,600
  Purchase of held-to-maturity securities                                          --      (9,367,313)
  Proceeds from sale of available-for-sale securities                           4,930       1,204,728
  Purchase of available-for-sale securities                                        --        (990,274)
  Purchase of Federal Home Loan Bank stock                                   (245,600)       (178,600)
                                                                          -----------     -----------
      Net cash used in investing activities                               (16,182,522)     (4,611,131)
                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                                  25,064,303      27,972,729
  Net increase in checking and savings deposits                             6,722,748       2,009,717
  Proceeds from Federal Home Loan Bank advances                           648,000,000     281,200,000
  Repayments of Federal Home Loan Bank advances                          (659,271,772)   (303,630,909)
  Net increase (decrease) in short-term borrowings                        (14,582,805)      3,467,646
  Net increase (decrease) in advances from borrowers
   for taxes and insurance                                                    395,044        (816,664)
  Purchase of treasury stock                                               (4,933,544)     (3,973,815)
  Dividends paid                                                             (935,856)       (976,498)
  Stock options exercised                                                     323,401          69,055
                                                                          -----------     -----------
      Net cash provided by financing activities                               781,519       5,321,261
                                                                          -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (13,648,107)      5,460,992
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             43,600,220      33,546,422
                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 29,952,113    $ 39,007,414
                                                                          ===========     ===========

See Notes to Consolidated Financial Statements

                GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 1999, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 1999 filed with the Securities and Exchange Commission.

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

                                         Three Months Ended March 31, 2000
                                      ----------------------------------------
                                        Banking      All Other      Totals
                                      ------------  ------------  ------------
Interest income                        $18,988,176    $  154,710   $19,142,886
Non-interest income                      1,855,429     1,748,574     3,604,003
Segment profit                           3,358,045       300,761     3,658,806

                                         Three Months Ended March 31, 1999
                                      ----------------------------------------
                                        Banking      All Other      Totals
                                      ------------  ------------  ------------
Interest income                        $15,890,644   $    33,664   $15,924,308
Non-interest income                      1,840,886     2,073,921     3,914,807
Segment profit                           3,035,081       411,626     3,446,707


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

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2000            1999
                                               -------------  -------------
Net income                                       $3,658,806      $3,446,707
                                                  ---------       ---------
Unrealized holding losses,
  net of income taxes                               (91,127)       (190,905)
Less: reclassification adjustment
  for gains included in net income,
  net of income taxes                                   (85)       (142,737)
                                                  ---------       ---------
                                                    (91,212)       (333,642)
                                                  ---------       ---------
Other comprehensive income                       $3,567,594      $3,113,065
                                                  =========       =========


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


General

     The following should be read in conjunction with management's discussion and analysis in the Company's December 31, 1999, Form 10-K.

     The profitability of the Company, and more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

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


Effect of Federal Laws and Regulations

     Federal legislation and regulation significantly affect the banking operations of the Company and the Bank, and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated depository institutions such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank.

Potential Impact of Accounting Principles to be Implemented in the Future

     The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 has been delayed by SFAS No. 137 until fiscal years beginning after June 15, 2000, but may be implemented early as of the beginning of any fiscal quarter after issuance. SFAS No. 133 may not be applied retroactively. Management presently believes the adoption of SFAS No. 133, which the Company expects to initially adopt for its year ending December 31, 2001, will not have a material impact on the Company's financial statements.


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


Asset and Liability Management

     During the three months ended March 31, 2000, total assets increased by $5.4 million to $970.2 million. Loans increased $16.8 million and foreclosed assets held for sale increased $1.1 million, partially offset by a decline in cash and cash equivalents of $13.6 million.

     Total liabilities increased $7.4 million to $903.3 million. Deposits increased $31.8 million and note payable to bank increased $4.0 million, partially offset by a decrease in Federal Home Loan Bank ("FHLBank") advances of $11.3 million and a decrease in short-term borrowings of $18.6 million. The deposit increase was primarily from brokered deposits as core retail deposits remained virtually unchanged from December 31, 1999. The note payable to a third-party bank is a line of credit established by the Company to meet operating cash needs, and as a source of funds to repurchase shares of the Company's stock. The decrease in short-term borrowings was the result of repayment of federal funds purchased. The decrease in FHLBank advances was due to repayment of some advances from the brokered deposits proceeds. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring all the costs associated with the generation and maintenance of additional retail deposits.

     Stockholders' equity decreased $2.0 million primarily as a result of net treasury stock purchases of $4.6 million, an increase in unrealized losses on available-for-sale securities of $91,000 and dividend declarations and payments of approximately $.9 million, partially offset by an increase from net income of $3.7 million. The Company repurchased 233,697 shares of common stock at an average price of $21.06 per share during the three months ended March 31, 2000 and reissued 21,555 shares of treasury stock at an average price of $12.83 per share to cover stock option exercises.

Interest Rate Risk and Sensitivity

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

     The rates of interest the Bank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, the Company's results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of the Company's assets and liabilities. The risk associated with changes in interest rates and the Company's ability to adapt to these changes is known as interest risk and is the Company's most significant market risk.

     The term "interest rate sensitivity" refers to those assets and liabilities that mature within a stated period or reprice within that period in response to fluctuations in market rates and yields. As noted above, one of the principal goals of the Company's asset/liability program is to maintain and match the interest rate sensitivity characteristics of the asset and liability portfolios.

     In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position somewhat in order to maintain its net interest margin. The Company's experience with interest rates are discussed in more detail under the headings "Results of Operations and Comparisons of the Three Months Ended March 31, 2000 and 1999."

     An important element of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or have a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income. At March 31, 2000, the Bank continues to maintain a positive one-year gap.

     The Bank evaluates interest sensitivity risk and then formulates guidelines regarding asset generation, funding sources and the pricing of each, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy and other financial and business risk factors. The Bank uses a static gap model and a computer simulation to measure the effect on net interest income of various interest rate scenarios over selected time periods. The Bank's gap can be managed by repricing assets or liabilities, selling available-for-sale investments, replacing an asset or liability prior to maturity or adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing during the same time interval helps to reduce the risk and minimize the impact on net interest income in periods of rising or falling interes rates.

     As a part of its asset and liability management strategy, the Bank has increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately one-third of total assets are currently invested in commercial real estate and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, and to shorten the average maturity and increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increased net interest income, such lending, commensurate with the increased risk levels, has also resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.

     Interest rate risk exposure estimates (the sensitivity gap) are not exact measures of an institution's actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Bank's sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Bank's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and would therefore cause a change (which potentially could be material) in the Bank's interest rate risk.

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


     The increase in earnings of $212,000, or 6.2%, for the three months ended March 31, 2000 when compared to the same period in 1999, was primarily due to an increase in net interest income of $794,000, or 10.3%, and a decrease in provision for loan losses of $101,000, or 17.5%. These were partially offset by an increase in non-interest expense of $86,000, or 1.4%, an increase in provision for income taxes of $286,000, or 17.6%, and a decrease in non-interest income of $311,000, or 7.9%, during the three month period.

Total Interest Income

     Total interest income increased $3.2 million, or 20.2%, during the three months ended March 31, 2000, when compared to the three months ended March 31, 1999. The increase was due to a $2.5 million, or 17.1%, increase in interest income on loans and a $.7 million, or 63.7% increase in interest income on investments and other interest earning assets.

Interest Income - Loans

     During the three months ended March 31, 2000, interest income on loans increased from both higher average balances and higher average interest rates. Interest income increased $1.3 million as the result of higher average loan balances from $726 million during the three months ended March 31, 1999, to $790 million during the three months ended March 31, 2000. The higher average balance resulted from the Bank's increases in commercial real estate and commercial business lending and indirect dealer consumer lending, partially offset by a decline in multi-family residential lending.

     Interest income increased $1.2 million as the result of higher average interest rates. The average yield on loans increased from 8.18% during the three months ended March 31 1999, to 8.80% during the three months ended March 31, 2000, primarily due to higher market rates of interest.

Interest Income - Investments and Other Interest-Earning Assets

     Interest income on investments and other interest-earning assets increased almost entirely as a result of higher average balances during the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. Interest income increased $734,000 as a result of higher average balances from $76 million during the three months ended March 31, 1999 to $130 million during the three months ended March 31, 2000. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income decreased $47,000 as a result of slightly lower average yields from 5.68% during the three months ended March 31, 1999, to 5.42% during the three months ended March 31, 2000.


Total Interest Expense

     Total interest expense increased $2.4 million, or 29.6%, during the three months ended March 31, 2000 when compared with the same period in 1999. The increase during the three month period was due to a $1.2 million, or 20.8%, increase in interest expense on deposits, an $898,000, or 42.5%, increase in interest expense on FHLBank advances, and a $321,000, or 121%, increase in interest expense on short-term borrowings.

Interest Expense - Deposits

     Interest expense on deposits increased $913,000 as a result of higher average balances of time deposits from $378 million during the three months ended March 31, 1999, to $444 million during the three months ended March 31, 2000, and increased $419,000 due to higher average interest rates on time deposits from 5.26% during the three months ended March 31, 1999, to 5.68% during the three months ended March 31, 2000. The average balances on time deposits increased as a result of the Bank's use of brokered deposits and the average interest rates increased due to a combination of higher overall market rates and increased brokered deposits. Interest on demand deposits decreased $84,000 due to lower average balances from $134 million during the three months ended March 31, 1999, to $116 million during the three months ended March 31, 2000, and decreased $23,000 due to lower average rates from 1.90% during the three months ended March 31, 1999, to 1.83% during the three months ended March 31, 2000.

     The other deposit category, savings, experienced only minor decreases due to slightly lower balances.

Interest Expense - FHLBank Advances and Short-term Borrowings

     Interest expense on FHLBank advances and short-term borrowings increased $1.2 million due primarily to higher average balances from $176 million in the three months ended March 31, 1999 to $240 million in the three months ended March 31, 2000. Average rates increased from 5.42% during the three months ended March 31, 1999, to 5.99% during the three months ended March 31, 2000. The average balance increase was used to fund growth in loans and securities. Average interest rates increased due to higher overall market rates during the first quarter of 2000.

Net Interest Income

     The Company's overall interest rate spread decreased 20 basis points, or 5.9%, from 3.40% during the three months ended March 31, 1999, to 3.20% during the three months ended March 31, 2000. The decrease was due to a 58 basis point increase in the weighted average rates paid on interest-bearing liabilities offset by a 38 basis point increase in the weighted average yields received on interest-earning assets. In comparing the two periods, the yield on loans increased 62 basis points while the yield on investment securities declined 26 basis points.

     The prime rate of interest averaged 7.75% during the three months ended March 31, 1999, compared to an average of 8.69% during the three months ended
March 31, 2000. As a large percentage of the Bank's loans are tied to prime, this increase was the primary reason for the increase in the weighted average yields received on interest-earning assets.

     Interest rates paid on deposits and FHLBank advances increased during the three months ended March 31, 2000 compared to the same quarter one year earlier. As the Company has grown the assets of the Bank, the brokered and other time deposits and advances needed to fund that growth have increased the average cost of deposits since time deposits are higher cost deposits for the Bank than are interest-bearing demand and savings. In addition, overall interest rates were higher during the period ended March 31, 2000.

Provision for Loan Losses

     The provision for loan losses decreased from $576,000 during the three months ended March 31, 1999 to $476,000 during the three months ended March 31, 2000.

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

     Non-performing assets increased $2.3 million during the three months ended March 31, 2000 from $9.6 million at December 31, 1999 to $11.9 million at March 31, 2000. Non-performing loans increased $1.2 million, or 13.6%, from $8.8 million at December 31, 1999 to $10.0 million at March 31, 2000, and foreclosed assets increased $1.1 million, or 131%, from $817,000 at December 31, 1999 to $1.9 million at March 31, 2000 due to the foreclosure of one large commercial real estate property.

     Potential problem loans decreased $.5 million during the three months ended March 31, 2000 from $10.8 million at December 31, 1999 to $10.3 million at March 31, 2000. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

     The Bank's allowance for loan losses as a percentage of total loans was 2.17% and 2.20% at March 31, 2000 and December 31, 1999, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-interest Income

     Non-interest income decreased $311,000, or 7.9%, in the three months ended March 31, 2000 when compared to the same period in 1999. The decrease was primarily due to: (i) a decrease in net realized gains on sales of fixed rate residential and other loans of $336,000, or 73.7%; and (ii) a decrease of $219,000, or 100%, in profits on sale of available-for-sale securities. During the three months ended March 31, 2000, the Bank sold significantly fewer residential and student loans than in the same period during 1999. During the 1999 period, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. During the three months ended March 31, 1999, the Company sold some of its investments in equity securities and realized the gains; conversely, during the same period of 2000, the Company held its available-for-sale securities due to unrealized losses in the portfolio.

     This decline was partially offset by: (i) an increase in service charge and ATM fees of $277,000, or 27.7%; and (ii) various increases or decreases in other non-interest income items. The increase in service charge fees resulted from increased rates and a larger number of accounts. The increase in ATM fees is related to an increased number of ATMS in the Company's market area, resulting in increased fees from use by non-customers.

Non-interest Expense

     Non-interest expense increased $86,000, or 1.4%, in the three months ended March 31, 2000, when compared to the same period in 1999. The increase was primarily due to an increase of $202,000, or 6.2%, in salary and employee related costs due to increased staffing levels resulting from asset/customer growth and normal merit increases for existing employees. This was offset by:
(i) a decrease of $154,000, or 14.6%, in occupancy and equipment expense due to the core computer conversion, Year 2000 testing and other technology related expenses in 1999; (ii) a decrease of $98,000, or 34.3%, in office supplies and printing costs related to the staffing increase, computer conversion and Year 2000 testing which occurred in 1999; and (iii) increases or decreases in other non-interest expense items.

Provision for Income Taxes

     Provision for income taxes as a percentage of pre-tax income increased slightly from 32.0% in the three months ended March 31, 1999, to 34.3% in the three months ended March 31, 2000.

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

                                                                      Three Months Ended March 31,
                                                       ---------------------------------------------------------
                                                                   2000                          1999
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $789,926   $17,377   8.80%     $726,335   $14,845   8.18%
  Investment securities and other
    interest-earning assets                             130,384     1,766   5.42        76,040     1,079   5.68
                                                        -------    ------   ----       -------   -------   ----
  Total interest-earning assets                        $920,310    19,143   8.32      $802,375    15,924   7.94
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $115,678       528   1.83      $133,901       635   1.90
  Savings deposits                                       29,365       182   2.48        32,954       200   2.43
  Time deposits                                         443,910     6,301   5.68       378,072     4,969   5.26
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      588,953     7,011   4.76       544,927     5,804   4.26
  FHLBank advances and other borrowings                 240,104     3,597   5.99       175,668     2,379   5.42
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $829,057    10,608   5.12      $720,595     8,183   4.54
                                                        =======     -----   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $8,535   3.20%                 $7,741   3.40%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      3.71%                          3.86%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  111.0%                         111.3%
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

                                                   Three Months Ended March 31,
                                                          2000 vs. 1999
                                                --------------------------------
                                                      Increase
                                                     (Decrease)
                                                       Due to         Total
                                                 -----------------  Increase
                                                   Rate    Volume  (Decrease)
                                                 --------  -------  ----------
                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                $1,179   $1,353    $2,532
  Investment securities and
    other interest-earning assets                    (47)     734       687
                                                   -----    -----     -----
      Total interest-earning assets                1,132    2,087     3,219
                                                   -----    -----     -----
Interest-bearing liabilities:
  Demand deposits                                    (23)     (84)     (107)
  Savings deposits                                     4      (22)      (18)
  Time deposits                                      419      913     1,332
                                                   -----    -----     -----
    Total deposits                                   400      807     1,207
  FHLBank advances and other borrowings              273      945     1,218
                                                   -----    -----     -----
      Total interest-bearing liabilities             673    1,752     2,425
                                                   -----    -----     -----
  Net interest income                             $  459   $  335    $  794
                                                   =====    =====     =====

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2000, the Company had commitments of approximately $122 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

     Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

    The Company's capital position remained strong, with stockholders' equity at $66.9 million, or 6.9% of total assets of $970.2 million at March 31, 2000 compared to equity at $68.9 million, or 7.1%, of total assets of $964.8 million at December 31, 1999.

     Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. On March 31, 2000, the Bank's Tier 1 risk-based capital ratio was 9.2%, total risk-based capital ratio was 10.5% and the core capital ratio was 7.4%.

     At March 31, 2000, the held-to-maturity investment portfolio included $360,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

     The Company's primary sources of funds are certificates of deposit, FHLBank advances, other borrowings, loan repayments, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.


     Statements of Cash Flows. During the three months ended March 31, 2000, and 1999, respectively, the Company experienced positive cash flows from operating activities and financing activities.

     Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to the origination and sale of loans held-for-sale, changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non- cash and non-operating items was the primary source of cash flows from operating activities during the three months ended March 31, 2000 and 1999. During the three months ended March 31, 2000, this cash provided by operating activities was partially offset by originations of loans held-for-sale, net of proceeds from sales of loans held-for-sale, which was the primary use of cash flows from operating activities. Operating activities provided cash flows of $1.8 million during the three months ended March 31, 2000 and $4.8 million during the three months ended March 31, 1999.

     During the three months ended March 31, 2000 and 1999, respectively, investing activities used cash of $16.2 million and $4.6 million primarily due to the net increase of loans.

     Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases in deposits after interest credited, net repayments of FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $782,000 in cash during the three months ended March 31, 2000 and $5.3 million in cash during the three months ended March 31, 1999. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings.

     Dividends. During the three months ended March 31, 2000, the Company declared and paid dividends of $.125 per share, or 26% of net income, compared to dividends declared and paid during the three months ended March 31, 1999 of $.125 per share, or 28% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

     Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2000, the Company repurchased 233,697 shares of its common stock at an average price of $21.06 per share and reissued 21,555 shares of treasury stock at an average price of $12.83 per share to cover stock option exercises. During the three months ended March 31, 1999, the Company repurchased 165,449 shares of its common stock at an average price of $24.02 per share and reissued 30,044 shares of treasury stock at an average price of $2.17 per share to cover stock option exercises.

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

                                Great Southern Bancorp, Inc.
                                Registrant


Date: May 12, 2000             /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board




Date: May 12, 2000             /s/  Rex A. Copeland
                               --------------------------
                                Rex A. Copeland
                                Treasurer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------

  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.