Form 10-Q
period 2000-06-30
GREAT SOUTHERN BANCORP INC
filed 2000-08-11
CIK 854560

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


               For the Quarterly Period ended June 30, 2000


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

                    Yes  /X/  No  / /


     The number of shares outstanding of each of the registrant's classes of common stock: 7,116,596 shares of common stock, par value $.01, outstanding at August 10, 2000.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             June 30,      December 31,
                                                                               2000            1999
                                                                           -------------   ------------
                                                                             (Unaudited)
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   29,631,232   $ 42,355,901
Interest-bearing deposits in other financial institutions. . . . . . . . .     1,193,625      1,244,319
                                                                             -----------    -----------
        Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    30,824,857     43,600,220
Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . .    84,503,484     79,891,460
Held-to-maturity securities (fair value $37,765,000 - June 2000;
  $37,415,600 - December 1999) . . . . . . . . . . . . . . . . . . . . . .    38,082,190     37,645,500
Loans receivable, net of allowance for loan losses of $17,624,148 -
  June 2000; $17,293,320 - December 1999. . . . . . . . . . . . . . .    .   829,044,466    766,806,940
Interest receivable:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,299,399      4,971,646
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,578,766        882,848
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .     4,009,817      4,027,242
Foreclosed assets held for sale, net . . . . . . . . . . . . . . . . . . .     1,849,416        817,118
Premises and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .     9,756,579      9,984,075
Investment in Federal Home Loan Bank Stock . . . . . . . . . . . . . . . .    11,478,800     10,981,000
Excess of cost over fair value of net assets acquired, at amortized cost .       333,715        403,569
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     5,201,710      4,791,784
                                                                            ------------   ------------
        Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .. $1,021,963,199   $964,803,402
                                                                          ==============   ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  688,688,821   $625,900,352
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .   226,982,820    200,530,921
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .    16,447,493     53,594,090
Note payable to bank . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,000,000      7,517,025
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .     5,527,649      5,832,253
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . .     1,050,205        309,100
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     2,263,530      1,995,369
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,384,540        198,401
                                                                            ------------   ------------
        Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .   954,345,058    895,877,511
                                                                            ------------   ------------

Capital stock
  Serial preferred stock, $.01 par value; authorized 1,000,000 shares                 --             --
  Common stock, $.01 par value; authorized 20,000,000 shares; issued
    12,325,002 shares. . . . . . . . . . . . . . . . . . . . . . . . . . .       123,250        123,250
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .    17,567,280     17,487,433
Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   106,008,065    100,310,493
Accumulated other comprehensive income:
  Unrealized depreciation on available-for-sale securities,
  net of income taxes of $367,282 at June 30, 2000
  and $381,970 at December 31, 1999. . . . . . . . . . . . . . . .  . . . .     (685,948)      (644,052)
                                                                           . -----------    -----------
                                                                             123,012,647    117,277,124
Less treasury common stock, at cost; June 30, 2000 - 5,191,859 shares;
  December 31, 1999 - 4,835,890 shares . . . . . . . . . . . . . . . . . .   (55,394,506)   (48,351,233)
                                                                            ------------   ------------
        Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .    67,618,141     68,925,891
                                                                            ------------   ------------
        Total Liabilities and Stockholders' Equity . . . . . . . . . . . .$1,021,963,199   $964,803,402
                                                                          ==============   ============

See Notes to Consolidated Financial Statements

              GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME


                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            June 30,                      June 30,
                                                                       2000           1999           2000          1999
                                                                   -----------    -----------    -----------   -----------
                                                                           (Unaudited)                  (Unaudited)
INTEREST INCOME
  Loans                                                            $18,327,696    $15,291,709    $35,679,421   $30,309,457
  Investment securities and other                                    2,060,203        940,516      3,851,364     1,847,077
                                                                    ----------     ----------     ----------    ----------
    TOTAL INTEREST INCOME                                           20,387,899     16,232,225     39,530,785    32,156,534
                                                                    ----------     ----------     ----------    ----------
INTEREST EXPENSE
  Deposits                                                           7,907,872      5,915,520     14,918,476    11,940,945
  Federal Home Loan Bank advances                                    3,074,499      2,108,296      6,087,127     4,223,109
  Short-term borrowings                                                452,010        212,435      1,036,300       255,115
                                                                    ----------     ----------     ----------    ----------
    TOTAL INTEREST EXPENSE                                          11,434,381      8,236,251     22,041,903    16,419,169
                                                                    ----------     ----------     ----------    ----------
NET INTEREST INCOME                                                  8,953,518      7,995,974     17,488,882    15,737,365
PROVISION FOR LOAN LOSSES                                              600,000        573,590      1,075,600     1,150,000
                                                                    ----------    -----------     ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  8,353,518      7,422,384     16,413,282    14,587,365
                                                                    ----------     ----------     ----------    ----------
NON-INTEREST INCOME
  Commissions                                                        1,865,113      1,799,876      3,581,599     3,524,442
  Service charge and ATM fees                                        1,317,077      1,080,991      2,593,350     2,080,481
  Net realized gains on sales of loans                                 127,241        204,060        247,081       659,644
  Net realized gains (losses) on available-for-sale securities          (6,001)        48,357         (5,871)      267,953
  Expense on foreclosed assets                                         (66,852)      (130,323)       (77,634)     (173,831)
  Other income                                                         441,767        781,310        943,823     1,340,389
                                                                    ----------     ----------     ----------    ----------
    TOTAL NON-INTEREST INCOME                                        3,678,345      3,784,271      7,282,348     7,699,078
                                                                    ----------     ----------     ----------    ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                     3,340,673      3,208,652      6,807,363     6,473,166
  Net occupancy and equipment expense                                1,040,199      1,030,472      1,939,741     2,083,928
  Postage                                                              261,446        245,787        529,034       516,398
  Insurance                                                            148,439        149,917        300,497       323,633
  Amortization of goodwill                                              39,927         39,927         79,854        79,854
  Advertising                                                          122,425        128,268        254,969       238,510
  Office supplies and printing                                         209,965        211,067        398,168       497,670
  Other operating expenses                                             854,439      1,267,172      1,804,883     2,079,084
                                                                    ----------     ----------     ----------    ----------
    TOTAL NON-INTEREST EXPENSE                                       6,017,513      6,281,262     12,114,509    12,292,243
                                                                    ----------     ----------     ----------    ----------
INCOME BEFORE INCOME TAXES                                           6,014,350      4,925,393     11,581,121     9,994,200
PROVISION FOR INCOME TAXES                                           2,130,230      1,699,500      4,038,195     3,321,600
                                                                    ----------     ----------     ----------    ----------
NET INCOME                                                         $ 3,884,120    $ 3,225,893    $ 7,542,926   $ 6,672,600
                                                                    ==========     ==========     ==========    ==========
BASIC EARNINGS PER COMMON SHARE                                        $.54           $.43          $1.03          $.87
                                                                        ===            ===           ====           ===
DILUTED EARNINGS PER COMMON SHARE                                      $.53           $.42          $1.01          $.86
                                                                        ===            ===           ====           ===

See Notes to Consolidated Financial Statements

             GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             2000             1999
                                                                       ---------------  ---------------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  7,542,926    $  6,672,600
  Items not requiring (providing) cash:
    Depreciation                                                              967,479       1,071,381
    Amortization                                                               79,854          79,854
    Provision for loan losses                                               1,075,600       1,150,000
    Gain on sale of loans                                                    (247,081)       (659,644)
    Proceeds from sales of loans held for sale                             15,287,129      37,083,290
    Originations of loans held for sale                                   (13,164,724)    (33,034,346)
    Net realized (gains) losses on sale of available-for-sale securities        5,871        (267,953)
    Loss on sale of premises and equipment                                      8,053         101,690
    Gain on sale of foreclosed assets                                         (67,743)           (897)
    Amortization of deferred income, premiums and discounts                (1,572,521)       (505,297)
    Deferred income taxes                                                    (374,594)        298,972
  Changes in:
    Accrued interest receivable                                            (1,023,671)       (521,727)
    Prepaid expenses and other assets                                           7,425       2,460,079
    Accounts payable and accrued expenses                                     (36,443)       (852,681)
    Income taxes refundable/payable                                         2,186,139       1,739,834
                                                                          -----------     -----------
      Net cash provided by operating activities                            10,673,699      14,815,155
                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                                   (65,559,389)    (35,031,934)
  Purchase of premises and equipment                                         (824,979)       (925,103)
  Proceeds from sale of premises and equipment                                 76,943          22,540
  Proceeds from sale of foreclosed assets                                     328,670         346,000
  Capitalized costs on foreclosed assets                                      (21,527)        (16,815)
  Proceeds from maturing held-to-maturity securities                          139,682      33,809,600
  Proceeds from maturing available-for-sale securities                     35,000,000              --
  Purchase of held-to-maturity securities                                    (500,000)     (9,367,313)
  Proceeds from sale of available-for-sale securities                          35,117      17,030,009
  Purchase of available-for-sale securities                               (39,134,850)    (64,665,997)
  Purchase of Federal Home Loan Bank stock                                   (497,800)       (178,600)
                                                                          -----------     -----------
      Net cash used in investing activities                               (70,958,133)    (58,977,613)
                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in certificates of deposit                                  43,524,193      32,685,216
  Net increase (decrease) in checking and savings deposits                 19,264,276     (27,190,459)
  Proceeds from Federal Home Loan Bank advances                         1,349,500,000     597,296,036
  Repayments of Federal Home Loan Bank advances                        (1,323,048,101)   (578,120,814)
  Net increase (decrease) in short-term borrowings                        (33,663,622)     23,966,090
  Net increase (decrease) in advances from borrowers
    for taxes and insurance                                                   741,105        (493,020)
  Purchase of treasury stock                                               (7,428,905)     (6,271,455)
  Dividends paid                                                           (1,845,354)     (1,933,926)
  Stock options exercised                                                     465,479         256,027
                                                                          -----------     -----------
      Net cash provided by financing activities                            47,509,071      40,193,695
                                                                          -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                     (12,775,363)     (3,968,763)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             43,600,220      33,546,422
                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 30,824,857    $ 29,577,659
                                                                          ===========     ===========

See Notes to Consolidated Financial Statements

                GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 1999, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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


                           Three Months Ended June 30, 2000                Six Months Ended June 30, 2000
                        ---------------------------------------        ---------------------------------------
                          Banking       All Other      Totals            Banking       All Other      Totals
                        ------------  ------------  -----------        ------------  ------------  -----------
Interest income         $20,370,745    $   17,154   $20,387,899        $39,352,601    $  178,184   $39,530,785
Non-interest income       1,860,165     1,818,180     3,678,345          3,715,594     3,566,754     7,282,348
Segment profit            3,754,419       129,701     3,884,120          7,108,196       434,730     7,542,926


                           Three Months Ended June 30, 1999                Six Months Ended June 30, 1999
                        ---------------------------------------        ---------------------------------------
                          Banking       All Other      Totals             Banking       All Other      Totals
                        ------------  ------------  -----------        ------------  ------------  -----------
Interest income         $16,152,288    $   79,937   $16,232,225        $32,042,932    $  113,602   $32,156,534
Non-interest income       1,967,115     1,817,156     3,784,271          3,893,738     3,805,340     7,699,078
Segment profit            2,945,069       280,824     3,225,893          5,980,150       692,450     6,672,600


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

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                     ----------------------------         --------------------------
                                          2000            1999                2000           1999
                                     -------------    -----------         -----------   -----------
Net income                             $3,884,120      $3,225,893          $7,542,926    $6,672,600
                                        ---------       ---------         -----------     -----------
Unrealized holding gains (losses),
  net of income taxes                      45,415         189,822             (45,712)       (1,083)
Less: reclassification adjustment
  for (gains) losses included in
  net income, net of income taxes           3,901         (31,432)              3,816      (174,169)
                                        ---------       ---------         -----------   -----------
                                           49,316         158,390             (41,896)     (175,252)
                                        ---------       ---------         -----------   -----------
Other comprehensive income             $3,933,436      $3,384,283          $7,501,030    $6,497,348
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

Potential Impact of Accounting Principles to be Implemented in the Future

     The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 has been delayed by SFAS No. 137 until fiscal years beginning after June 15, 2000, but may be implemented early as of the beginning of any fiscal quarter after issuance. SFAS No. 133 may not be applied retroactively. Management presently believes the adoption of SFAS No. 133, which the Company expects to initially adopt in the first quarter of its year ending December 31, 2001, will not have a material impact on the Company's financial statements.

Asset and Liability Management

     During the six months ended June 30, 2000, total assets increased by $57.2 million to $1.02 billion. Loans increased $62.2 million, investments increased $5.1 million, and foreclosed assets held for sale increased $1.0 million, partially offset by a decline in cash and cash equivalents of $12.8 million.

     Total liabilities increased $58.5 million to $954.3 million. Deposits increased $62.8 million, Federal Home Loan Bank ("FHLBank") advances increased $26.5 million, and note payable to bank increased $3.5 million, partially offset by a decrease in short-term borrowings of $37.1 million. The deposit increase was primarily from brokered deposits as core retail deposits increased modestly from December 31, 1999. Total brokered deposits were $244 million at June 30, 2000. The weighted average cost of these deposits was approximately 25 basis points higher than the rest of the certificates of deposit portfolio. The note payable to a third-party bank is a line of credit established by the Company to meet operating cash needs, and as a source of funds to repurchase shares of the Company's stock. This line was increased by $10 million subsequent to June 30, 2000. The decrease in short-term borrowings was primarily the result of repayment of federal funds purchased. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

     Stockholders' equity decreased $1.3 million primarily as a result of net treasury stock purchases of $7.0 million and dividend declarations and payments of $1.8 million, partially offset by an increase from net income of $7.5 million. The Company repurchased 384,674 shares of common stock at an average price of $19.31 per share during the six months ended June 30, 2000 and reissued 28,705 shares of treasury stock at an average price of $12.75 per share to cover stock option exercises.

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

     In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position somewhat in order to maintain its net interest margin. The Company's experience with interest rates are discussed in more detail under the headings "Results of Operations and Comparisons of the Three and Six Months Ended June 30, 2000 and 1999."

     An important element of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or have a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income. At June 30, 2000, the Bank continues to maintain a positive one-year gap.

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

     Another strategy that may be used to minimize the Bank's interest rate sensitivity gap would be to enter into interest rate swaps. Although not presently used, the Bank will consider entering into interest rate swap agreements during the next few quarters, subject to market conditions, to help reduce its positive gap position. The swaps will be treated as hedges, with the income and expense related to these transactions recognized as an adjustment to interest income or expense on the hedged item.

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

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     The increase in earnings of $658,000, or 20.4%, for the three months ended June 30, 2000 when compared to the same period in 1999, was primarily due to an increase in net interest income of $957,000, or 12.0%, and a decrease in non-interest expense of $263,000, or 4.2%. These were partially offset by a decrease in non-interest income of $106,000, or 2.8%, and an increase in provision for income taxes of $430,000, or 25.3%, during the three month period.

     The increase in earnings of $870,000, or 13.0%, for the six months ended June 30, 2000 when compared to the same period in 1999, was primarily due to an increase in net interest income of $1.8 million, or 11.1%, and a decrease in non-interest expense of $178,000, or 1.4%. These were partially offset by a decrease in non-interest income of $417,000, or 5.4%, and an increase in provision for income taxes of $716,000, or 21.6%, during the six month period.

Total Interest Income

     Total interest income increased $4.2 million, or 25.6%, during the three months ended June 30, 2000, when compared to the three months ended June 30, 1999. The increase was due to a $3.1 million, or 19.9%, increase in interest income on loans and a $1.1 million, or 119% increase in interest income on investments and other interest earning assets.

     Total interest income increased $7.4 million, or 22.9%, during the six months ended June 30, 2000, when compared to the six months ended June 30, 1999. The increase was due to a $5.4 million, or 17.8%, increase in interest income on loans and a $2.0 million, or 107% increase in interest income on investments and other interest earning assets.

Interest Income - Loans

     During the three months ended June 30, 2000, interest income on loans increased from both higher average balances and higher average interest rates. Interest income increased $2.0 million as the result of higher average loan balances from $726 million during the three months ended June 30, 1999, to $814 million during the three months ended June 30, 2000. The higher average balance resulted from the Bank's increases in commercial real estate and commercial business lending and indirect dealer consumer lending. These increases were partially offset by a decline in multi-family residential lending and a lower average balance of student loans held in the portfolio during 2000 due to frequent sales of student loans.

     Interest income increased $1.1 million as the result of higher average interest rates. The average yield on loans increased from 8.42% during the three months ended June 30, 1999, to 9.00% during the three months ended June 30, 2000, primarily due to higher market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

     During the six months ended June 30, 2000, interest income on loans increased from both higher average balances and higher average interest rates. Interest income increased $3.5 million as the result of higher average loan balances from $723 million during the six months ended June 30, 1999, to $801 million during the six months ended June 30, 2000. The higher average balance resulted from the Bank's increases in commercial real estate and commercial business lending and indirect dealer consumer lending. These increases were partially offset by a decline in multi-family residential lending and a lower average balance of student loans held in the portfolio during 2000 due to frequent sales of student loans.

     Interest income increased $1.9 million as the result of higher average interest rates. The average yield on loans increased from 8.39% during the six months ended June 30, 1999, to 8.90% during the six months ended June 30, 2000, primarily due to higher market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

Interest Income - Investments and Other Interest-Earning Assets

     Interest income on investments and other interest-earning assets increased primarily as a result of higher average balances during the three months ended June 30, 2000 when compared to the three months ended June 30, 1999. Interest income increased $967,000 as a result of higher average balances from $69 million during the three months ended June 30, 1999 to $132 million during the three months ended June 30, 2000. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income increased $152,000 as a result of higher average yields from 5.46% during the three months ended June 30, 1999, to 6.25% during the three months ended June 30, 2000. Approximately $35 million of the Bank's investment portfolio matured in the second quarter of 2000 and was replaced with significantly higher yielding securities.

     Interest income on investments and other interest-earning assets increased almost entirely as a result of higher average balances during the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. Interest income increased $1.9 million as a result of higher average balances from $67 million during the six months ended June 30, 1999 to $131 million during the six months ended June 30, 2000. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income increased $124,000 as a result of higher average yields from 5.53% during the six months ended June 30, 1999, to 5.87% during the six months ended June 30, 2000. A portion of the Bank's investment portfolio matured in the second quarter of 2000 and was replaced with significantly higher yielding securities.

Total Interest Expense

     Total interest expense increased $3.2 million, or 38.8%, during the three months ended June 30, 2000 when compared with the same period in 1999. The increase during the three month period was due to a $2.0 million, or 33.7%, increase in interest expense on deposits, a $966,000, or 45.8%, increase in interest expense on FHLBank advances, and a $240,000, or 113%, increase in interest expense on short-term borrowings.

     Total interest expense increased $5.6 million, or 34.2%, during the six months ended June 30, 2000 when compared with the same period in 1999. The increase during the six month period was due to a $3.0 million, or 24.9%, increase in interest expense on deposits, a $1.9 million, or 44.1%, increase in interest expense on FHLBank advances, and a $781,000, or 306%, increase in interest expense on short-term borrowings.

Interest Expense - Deposits

     Interest expense on deposits increased $1.2 million as a result of higher average balances of time deposits from $387 million during the three months ended June 30, 1999, to $472 million during the three months ended June 30, 2000, and increased $711,000 due to higher average interest rates on time deposits from 5.24% during the three months ended June 30, 1999, to 5.92% during the three months ended June 30, 2000. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and the average interest rates increased due to a combination of higher overall market rates and the increase of brokered deposits as a percentage of total deposits. Interest on demand deposits decreased $75,000 due to lower average balances from $151 million during the three months ended June 30, 1999, to $127 million during the three months ended June 30, 2000, and increased $224,000 due to higher average rates from 1.61% during the three months ended June 30, 1999, to 2.39% during the three months ended June 30, 2000. The other deposit category, savings, experienced only minor decreases due to both lower balances and lower rates.

     Interest expense on deposits increased $2.1 million as a result of higher average balances of time deposits from $382 million during the six months ended June 30, 1999, to $458 million during the six months ended June 30, 2000, and increased $1.1 million due to higher average interest rates on time deposits from 5.25% during the six months ended June 30, 1999, to 5.80% during the six months ended June 30, 2000. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and the average interest rates increased due to a combination of higher overall market rates and the increase of brokered deposits as a percentage of total deposits. Interest on demand deposits decreased $387,000 due to lower average balances from $154 million during the six months ended June 30, 1999, to $121 million during the six months ended June 30, 2000, and increased $208,000 due to higher average rates from 1.91% during the six months ended June 30, 1999, to 2.12% during the six months ended June 30, 2000. The other deposit category, savings, experienced only minor decreases due to both lower balances and lower rates.

Interest Expense - FHLBank Advances and Short-term Borrowings

     Interest expense on FHLBank advances and short-term borrowings increased $1.2 million due primarily to higher average balances from $158 million in the three months ended June 30, 1999 to $227 million in the three months ended June 30, 2000. Average rates increased from 5.89% during the three months ended June 30, 1999, to 6.21% during the three months ended June 30, 2000. The average balance increase was used to fund growth in loans and securities. Average interest rates increased due to higher overall market rates during the second quarter of 2000.

     Interest expense on FHLBank advances and short-term borrowings increased $2.6 million due primarily to higher average balances from $155 million in the six months ended June 30, 1999 to $234 million in the six months ended June 30, 2000. Average rates increased from 5.76% during the six months ended June 30, 1999, to 6.10% during the six months ended June 30, 2000. The average balance increase was used to fund growth in loans and securities. Average interest rates increased due to higher overall market rates during the second quarter of 2000.

Net Interest Income

     The Company's overall interest rate spread decreased 39 basis points, or 10.7%, from 3.65% during the three months ended June 30, 1999, to 3.26% during the three months ended June 30, 2000. The decrease was due to an 84 basis point increase in the weighted average rates paid on interest-bearing liabilities offset by a 45 basis point increase in the weighted average yields received on interest-earning assets. The Company's overall net interest margin decreased 24 basis points, or 6.0%, from 4.02% during the three months ended June 30, 1999, to 3.78% during the three months ended June 30, 2000.

     The prime rate of interest averaged 7.75% during the three months ended June 30, 1999, compared to an average of 9.25% during the three months ended June 30, 2000. As a large percentage of the Bank's loans are tied to prime, this increase was the primary reason for the increase in the weighted average yields received on interest-earning assets.

     The Company's overall interest rate spread decreased 38 basis points, or 10.5%, from 3.62% during the six months ended June 30, 1999, to 3.24% during the six months ended June 30, 2000. The decrease was due to a 71 basis point increase in the weighted average rates paid on interest-bearing liabilities offset by a 33 basis point increase in the weighted average yields received on interest-earning assets. The Company's overall net interest margin decreased 24 basis points, or 6.0%, from 3.99% during the six months ended June 30, 1999, to 3.75% during the six months ended June 30, 2000.

     The prime rate of interest averaged 7.75% during the six months ended June 30, 1999, compared to an average of 8.97% during the six months ended June 30, 2000. As a large percentage of the Bank's loans are tied to prime, this increase was the primary reason for the increase in the weighted average yields received on interest-earning assets.

     Interest rates paid on deposits and FHLBank advances increased during the three and six months ended June 30, 2000 compared to the same periods one year earlier. As the Company has grown the assets of the Bank, the brokered and other time deposits and advances needed to fund that growth have increased the average cost of deposits since time deposits are higher cost deposits for the Bank than are interest-bearing demand and savings. In addition, overall interest rates were higher during the three and six month periods ended June 30, 2000.

Provision for Loan Losses

     The provision for loan losses increased from $574,000 during the three months ended June 30, 1999 to $600,000 during the three months ended June 30, 2000. For the six months ended June 30, 2000, the provision for loan losses was $1,076,000 compared to $1,150,000 for the same period in 1999.

     Management records a provision for loan losses in an amount sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, regular reviews by internal staff and regulatory examinations.

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

     Non-performing assets increased $7.6 million during the three months ended June 30, 2000 from $9.6 million at December 31, 1999 to $17.2 million at June 30, 2000. Non-performing loans increased $6.6 million, or 74.5%, from $8.8 million at December 31, 1999 to $15.4 million at June 30, 2000, due primarily to the deterioration of two large commercial real estate credits. Foreclosed assets increased $1.0 million, or 126%, from $817,000 at December 31, 1999 to $1.8 million at June 30, 2000 due to the foreclosure of one large commercial real estate property.

     Potential problem loans decreased $1.7 million during the six months ended June 30, 2000 from $10.8 million at December 31, 1999 to $9.1 million at June 30, 2000. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

     The Bank's allowance for loan losses as a percentage of total loans was 2.08% and 2.20% at June 30, 2000, and December 31, 1999, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-interest Income

     Non-interest income decreased $106,000, or 2.8%, in the three months ended June 30, 2000 when compared to the same period in 1999. The decrease was primarily due to: (i) a decrease in net realized gains on sales of fixed rate residential and other loans of $77,000, or 37.7%; (ii) a decrease of $54,000, or 112%, in profits on sale of available-for-sale securities; and (iii) a decrease of $250,000, or 71.0%, in late charges, prepayment penalties, and other loan fees. During the three months ended June 30, 2000, the Bank sold significantly fewer residential and student loans than in the same period during 1999. During the 1999 period, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. During the three months ended June 30, 1999, the Company sold some of its investments in equity securities and realized the gains; conversely, during the same period of 2000, the Company held its available-for-sale securities due to unrealized losses in the portfolio. During the 1999 period, one large commercial real estate loan paid off early, resulting in a prepayment penalty in excess of $200,000.

     This decline was partially offset by: (i) an increase in service charge and ATM fees of $236,000, or 21.8%; and (ii) various increases or decreases in other non-interest income items, including increases in commission income in the Bank's subsidiary companies and decreases in expenses on foreclosed assets. The increase in service charge fees resulted from increased rates and a larger number of accounts. The increase in ATM fees is related to an increased number of ATMs in the Company's market area, resulting in increased fees from use by non-customers.

     Non-interest income decreased $417,000, or 5.4%, in the six months ended June 30, 2000 when compared to the same period in 1999. The decrease was primarily due to: (i) a decrease in net realized gains on sales of fixed rate residential and other loans of $413,000, or 62.5%; (ii) a decrease of $274,000, or 102%, in profits on sale of available-for-sale securities; and (iii) a decrease of $277,000, or 52.0%, in late charges, prepayment penalties, and other loan fees. During the six months ended June 30, 2000, the Bank sold significantly fewer residential and student loans than in the same period during 1999. During the 1999 period, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. During the six months ended June 30, 1999, the Company sold some of its investments in equity securities and realized the gains; conversely, during the same period of 2000, the Company held its available-for-sale securities due to unrealized losses in the portfolio. During the 1999 period, one large commercial real estate loan paid off early, resulting in a prepayment penalty in excess of $200,000.

     This decline was partially offset by: (i) an increase in service charge and ATM fees of $513,000, or 24.7%; and (ii) various increase or decreases in other non-interest income items, including increases in commission income in the Bank's subsidiary companies and decreases in expenses on foreclosed assets. The increase in service charge fees resulted from increased rates and a larger number of accounts. The increase in ATM fees is related to an increased number of ATMs in the Company's market area, resulting in increased fees from use by non-customers.

Non-interest Expense

     Non-interest expense decreased $264,000, or 4.2%, in the three months ended June 30, 2000, when compared to the same period in 1999. The decrease was primarily due to: (i) a decrease of $165,000, or 88.1%, in checking and other losses; (ii) a decrease of $204,000, or 60.1%, in professional and consulting fees; and (iii) decreases in other non-interest expense items. This was offset by an increase of $132,000, or 4.1%, in salary and employee related costs due to increased staffing levels resulting from asset/customer growth and normal merit increases for existing employees.

     Non-interest expense decreased $178,000, or 1.4%, in the six months ended June 30, 2000, when compared to the same period in 1999. The decrease was primarily due to: (i) a decrease of $108,000, or 65.1%, in checking and other losses; (ii) a decrease of $139,000, or 26.2%, in professional and consulting fees; (iii) a decrease of $100,000, or 20.0%, in office supplies and printing;
(iv) a decrease of $89,000, or 91.7%, in loss on sale of premises and equipment;
(v) a decrease of $144,000, or 6.9%, in occupancy and equipment expenses; and
(vi) decreases in other non-interest expense items. This was offset by an increase of $334,000, or 5.2%, in salary and employee related costs due to increased staffing levels resulting from asset/customer growth and normal merit increases for existing employees.

     The higher amounts of expenses in 1999 for office supplies and printing, loss on sale of premises and equipment, and occupancy and equipment expenses were all related to the Company's core computer conversion, "Year 2000" issues and other technology related purchases.

Provision for Income Taxes

     Provision for income taxes as a percentage of pre-tax income increased slightly from 34.5% in the three months ended June 30, 1999, to 35.4% in the three months ended June 30, 2000. Provision for income taxes as a percentage of pre-tax income also increased slightly from 33.2% in the six months ended June 30, 1999, to 34.9% in the six months ended June 30, 2000.

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

                                                                      Three Months Ended June 30,
                                                       ---------------------------------------------------------
                                                                   2000                          1999
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $814,370   $18,328   9.00%     $726,087   $15,291   8.42%
  Investment securities and other
    interest-earning assets                             131,829     2,060   6.25        68,883       941   5.46
                                                        -------    ------   ----       -------    ------   ----
  Total interest-earning assets                        $946,199    20,388   8.62      $794,970    16,232   8.17
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $126,783       759   2.39      $151,307       610   1.61
  Savings deposits                                       26,911       166   2.47        33,061       240   2.90
  Time deposits                                         471,860     6,982   5.92       386,809     5,066   5.24
                                                        -------     -----   ----       -------     -----   ----
    Total deposits                                      625,554     7,907   5.06       571,177     5,916   4.14
  FHLBank advances and other borrowings                 227,362     3,527   6.21       157,502     2,320   5.89
                                                        -------     -----   ----       -------     -----   ----
  Total interest-bearing liabilities                   $852,916    11,434   5.36      $728,679     8,236   4.52
                                                        =======    ------   ----       =======     -----   ----
Net interest income:
  Interest rate spread                                             $8,954   3.26%                 $7,996   3.65%
                                                                    =====   ====                   =====   ====

Net interest margin(1)                                                      3.78%                          4.02%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  110.9%                         109.1%
                                                        =====                          =====

(1) Defined as the Company's net interest income divided by total interest-earning assets.


                                                                       Six Months Ended June 30,
                                                       ---------------------------------------------------------
                                                                   2000                          1999
                                                       ---------------------------    --------------------------
                                                       Average              Yield/    Average             Yield/
                                                       Balance   Interest    Rate     Balance   Interest   Rate
                                                       --------  --------   ------    --------  --------  ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                                     $801,477   $35,680   8.90%     $722,586   $30,309   8.39%
  Investment securities and other
    interest-earning assets                             131,105     3,851   5.87        66,854     1,847   5.53
                                                        -------    ------   ----       -------    ------   ----
  Total interest-earning assets                        $932,582    39,531   8.48      $789,440    32,156   8.15
                                                        =======    ------   ----       =======    ------   ----
Interest-bearing liabilities:
  Demand deposits                                      $121,230     1,287   2.12      $153,792     1,466   1.91
  Savings deposits                                       28,138       348   2.47        33,008       440   2.67
  Time deposits                                         457,885    13,283   5.80       382,465    10,035   5.25
                                                        -------    ------   ----       -------    ------   ----
    Total deposits                                      607,253    14,918   4.91       569,265    11,941   4.20
  FHLBank advances and other borrowings                 233,733     7,124   6.10       155,395     4,478   5.76
                                                        -------    ------   ----       -------    ------   ----
  Total interest-bearing liabilities                   $840,986    22,042   5.24      $724,660    16,419   4.53
                                                        =======    ------   ----       =======    ------   ----
Net interest income:
  Interest rate spread                                            $17,489   3.24%                $15,737   3.62%
                                                                   ======   ====                  ======   ====

Net interest margin(1)                                                      3.75%                          3.99%
                                                                            ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                  110.9%                         108.9%
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

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                  2000 vs. 1999               2000 vs. 1999
                                          ---------------------------- ----------------------------
                                              Increase                      Increase
                                             (Decrease)                    (Decrease)
                                               Due to         Total          Due to        Total
                                          ----------------  Increase   ----------------  Increase
                                           Rate    Volume  (Decrease)   Rate    Volume  (Decrease)
                                          -------  -------  ---------- -------  -------  ----------
                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable                        $1,096   $1,941    $3,037    $1,932   $3,439    $5,371
  Investment securities and
    other interest-earning assets            152      967     1,119       124    1,880     2,004
                                           -----    -----     -----     -----    -----     -----
      Total interest-earning assets        1,248    2,908     4,156     2,056    5,319     7,375
                                           -----    -----     -----     -----    -----     -----
Interest-bearing liabilities:
  Demand deposits                            224      (75)      149       208     (387)     (179)
  Savings deposits                           (33)     (41)      (74)      (30)     (62)      (92)
  Time deposits                              711    1,205     1,916     1,133    2,115     3,248
                                           -----    -----     -----     -----    -----     -----
    Total deposits                           902    1,089     1,991     1,311    1,666     2,977
  FHLBank advances and other borrowings      129    1,078     1,207       272    2,374     2,646
                                           -----    -----     -----     -----    -----     -----
      Total interest-bearing liabilities   1,031    2,167     3,198     1,583    4,040     5,623
                                           -----    -----     -----     -----    -----     -----
  Net interest income                     $  217   $  741    $  958    $  473   $1,279    $1,752
                                           =====    =====     =====     =====    =====     =====

Liquidity and Capital Resources

     Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2000, the Company had commitments of approximately $126 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

     Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

     The Company's capital position remained strong, with stockholders' equity at $67.6 million, or 6.6% of total assets of $1.02 billion at June 30, 2000, compared to equity at $68.9 million, or 7.1%, of total assets of $964.8 million at December 31, 1999.

     Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. On June 30, 2000, the Bank's Tier 1 risk-based capital ratio was 8.8%, total risk-based capital ratio was 10.1% and the core capital ratio was 7.1%.

     At June 30, 2000, the held-to-maturity investment portfolio included $348,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

     Statements of Cash Flows. During the six months ended June 30, 2000, and 1999, respectively, the Company experienced positive cash flows from operating activities and financing activities.

     Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to the origination and sale of loans held-for-sale, changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities during the six months ended June 30, 2000 and 1999. Operating activities provided cash flows of $10.7 million during the six months ended June 30, 2000, and $14.8 million during the six months ended June 30, 1999.

     During the six months ended June 30, 2000 and 1999, respectively, investing activities used cash of $71.0 million and $59.0 million primarily due to the net increase of loans and purchase of investment securities.

     Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases in deposits after interest credited and net borrowings of FHLBank advances, offset by decreases in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $47.5 million in cash during the six months ended June 30, 2000 and $40.2 million in cash during the six months ended June 30, 1999. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings, purchase of treasury stock, and payment of dividends.

     Dividends. During the six months ended June 30, 2000, the Company declared and paid dividends of $.25 per share, or 25% of net income per share, compared to dividends declared and paid during the six months ended June 30, 1999 of $.25 per share, or 29% of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

     Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the six months ended June 30, 2000, the Company repurchased 384,674 shares of its common stock at an average price of $19.31 per share and reissued 28,705 shares of treasury stock at an average price of $12.75 per share to cover stock option exercises. During the six months ended June 30, 1999, the Company repurchased 260,440 shares of its common stock at an average price of $24.08 per share and reissued 44,969 shares of treasury stock at an average price of $5.52 per share to cover stock option exercises.

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

                               Great Southern Bancorp, Inc.
                               Registrant


Date: August 10, 2000          /s/  William V. Turner
                               --------------------------
                                William V. Turner
                                Chairman of the Board




Date: August 10, 2000          /s/  Rex A. Copeland
                               --------------------------
                                Rex A. Copeland
                                Treasurer

                             Exhibit Index
                             -------------
Exhibit
  No.                 Description
-------               -----------
  11        Statement Re Computation of Earnings Per Share

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.