Form 10-Q
period 2000-09-30
GREAT SOUTHERN BANCORP INC
filed 2000-11-15
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------

FORM 10-Q

   /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2000

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

Yes /X/ No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 6,933,201 shares of common stock, par value $.01, outstanding at November 10, 2000.

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.
GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2000	1999
	(Unaudited)
ASSETS
Cash	$ 30,353,886	$ 42,355,901
Interest-bearing deposits in other financial institutions	1,580,602	1,244,319
Cash and cash equivalents	31,934,488	43,600,220
Available-for-sale securities	102,089,666	79,891,460
Held-to-maturity securities (fair value $25,355,000 - September 2000;
$37,415,600 - December 1999)	25,537,660	37,645,500
Loans receivable, net of allowance for loan losses of $17,799,545 -
September 2000; $17,293,320 - December 1999	857,903,237	766,806,940
Interest receivable:
Loans	5,691,624	4,971,646
Investments	1,833,238	882,848
Prepaid expenses and other assets	3,558,050	4,027,242
Foreclosed assets held for sale, net	2,866,590	817,118
Premises and equipment, net	9,641,663	9,984,075
Investment in Federal Home Loan Bank Stock	12,660,100	10,981,000
Excess of cost over fair value of net assets acquired, at amortized cost	298,788	403,569
Deferred income taxes	4,890,094	4,791,784
Total Assets	$1,058,905,198	$964,803,402
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 689,349,887	$625,900,352
Federal Home Loan Bank advances	253,201,818	200,530,921
Short-term borrowings	19,230,439	53,594,090
Note payable to bank	13,000,000	7,517,025
Accrued interest payable	5,092,267	5,832,253
Advances from borrowers for taxes and insurance	1,389,204	309,100
Accounts payable and accrued expenses	3,058,832	1,995,369
Income taxes payable	4,566,109	198,401
Total Liabilities	988,888,556	895,877,511
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued
12,325,002 shares	123,250	123,250
Additional paid-in capital	17,567,280	17,487,433
Retained earnings	109,108,370	100,310,493
Accumulated other comprehensive income:
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $52,291 at September 30, 2000
and $381,970 at December 31, 1999	100,863	(644,052)
	126,899,763	117,277,124
Less treasury common stock, at cost; September 30, 2000 - 5,286,569 shares;
December 31, 1999 - 4,835,890 shares	(56,883,121)	(48,351,233)
Total Stockholders' Equity	70,016,642	68,925,891
Total Liabilities and Stockholders' Equity	$1,058,905,198	$964,803,402

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$19,990,447	$16,123,097	$55,669,868	$46,432,553
Investment securities and other	2,277,791	1,376,198	6,129,155	3,223,276
TOTAL INTEREST INCOME	22,268,238	17,499,295	61,799,023	49,655,829
INTEREST EXPENSE
Deposits	8,378,455	6,253,259	23,296,931	18,194,205
Federal Home Loan Bank advances	3,869,046	2,486,788	9,956,173	6,709,896
Short-term borrowings	562,028	351,640	1,598,328	606,755
TOTAL INTEREST EXPENSE	12,809,529	9,091,687	34,851,432	25,510,856
NET INTEREST INCOME	9,458,709	8,407,608	26,947,591	24,144,973
PROVISION FOR LOAN LOSSES	900,000	450,000	1,975,600	1,600,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,558,709	7,957,608	24,971,991	22,544,973
NON-INTEREST INCOME
Commissions	1,684,102	1,677,298	5,265,701	5,266,521
Service charge and ATM fees	1,379,096	1,190,885	3,972,446	3,271,366
Net realized gains on sales of loans	176,908	285,220	423,989	944,865
Net realized gains (losses) on available-for-sale securities	0	26,776	(5,871)	294,729
Income on foreclosed assets	299,251	175,003	221,617	1,172
Other income	449,117	560,619	1,392,940	1,836,226
TOTAL NON-INTEREST INCOME	3,988,474	3,915,801	11,270,822	11,614,879
NON-INTEREST EXPENSE
Salaries and employee benefits	3,374,526	3,233,028	10,181,889	9,706,193
Net occupancy and equipment expense	1,227,586	994,337	3,167,327	3,097,970
Postage	286,492	252,946	815,526	769,344
Insurance	109,327	182,655	409,824	506,288
Amortization of goodwill	39,927	39,927	119,781	119,781
Advertising	238,053	202,183	493,022	440,693
Office supplies and printing	198,743	252,700	596,911	730,905
Other operating expenses	1,006,882	1,184,728	2,811,765	3,263,604
TOTAL NON-INTEREST EXPENSE	6,481,536	6,342,504	18,596,045	18,634,778
INCOME BEFORE INCOME TAXES	6,065,647	5,530,905	17,646,768	15,525,074
PROVISION FOR INCOME TAXES	2,073,822	1,983,723	6,112,017	5,305,292
NET INCOME	$ 3,991,825	$ 3,547,182	$11,534,751	$10,219,782
BASIC EARNINGS PER COMMON SHARE	$.56	$.47	$1.59	$1.34
DILUTED EARNINGS PER COMMON SHARE	$.54	$.46	$1.55	$1.31

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2000	1999
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 11,534,751	$ 10,219,782
Items not requiring (providing) cash:
Depreciation	1,626,546	1,575,722
Amortization	119,781	119,781
Provision for loan losses	1,975,600	1,600,000
Gain on sale of loans	(423,989)	(944,865)
Proceeds from sales of loans held for sale	25,341,318	48,289,733
Originations of loans held for sale	(22,845,042)	(44,100,019)
Net realized (gains) losses on sale of available-for-sale securities	5,871	(294,729)
Loss on sale of premises and equipment	8,053	105,299
Gain on sale of foreclosed assets	(399,198)	(137,147)
Amortization of deferred income, premiums and discounts	(1,812,471)	(880,921)
Deferred income taxes	(532,571)	106,054
Changes in:
Accrued interest receivable	(1,670,368)	(575,466)
Prepaid expenses and other assets	454,192	2,174,861
Accounts payable and accrued expenses	323,477	(897,470)
Income taxes refundable/payable	4,367,708	3,967,128
Net cash provided by operating activities	18,073,658	20,327,743
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(96,040,935)	(60,678,193)
Purchase of premises and equipment	(1,369,130)	(1,189,267)
Proceeds from sale of premises and equipment	76,943	29,090
Proceeds from sale of foreclosed assets	713,486	913,917
Capitalized costs on foreclosed assets	(180,858)	(39,077)
Proceeds from maturing held-to-maturity securities	12,638,929	42,554,600
Proceeds from maturing available-for-sale securities	60,126,896	--
Purchase of held-to-maturity securities	(600,000)	(9,367,313)
Proceeds from sale of available-for-sale securities	35,117	17,204,910
Purchase of available-for-sale securities	(80,591,683)	(79,971,691)
Purchase of Federal Home Loan Bank stock	(1,679,100)	(276,200)
Net cash used in investing activities	(106,870,335)	(90,819,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	56,856,310	67,343,950
Net increase (decrease) in checking and savings deposits	6,593,225	(35,553,062)
Proceeds from Federal Home Loan Bank advances	2,449,500,000	911,196,036
Repayments of Federal Home Loan Bank advances	(2,396,829,103)	(897,031,166)
Net increase (decrease) in short-term borrowings	(28,880,676)	32,681,284
Net increase (decrease) in advances from borrowers
for taxes and insurance	1,080,104	(109,766)
Purchase of treasury stock	(8,933,270)	(7,024,843)
Dividends paid	(2,736,874)	(2,882,343)
Stock options exercised	481,229	257,226
Net cash provided by financing activities	77,130,945	68,877,316
DECREASE IN CASH AND CASH EQUIVALENTS	(11,665,732)	(1,614,165)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,600,220	33,546,422
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 31,934,488	$ 31,932,257

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 1999, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

       Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 1999 filed with the Securities and Exchange Commission.

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

	Three Months Ended September 30, 2000			Nine Months Ended September 30, 2000
	Banking	All Other	Totals	Banking	All Other	Totals
Interest income	$22,259,585	$ 8,653	$22,268,238	$61,772,616	$ 26,407	$61,799,023
Non-interest income	2,280,551	1,707,923	3,988,474	5,959,180	5,311,642	11,270,822
Segment profit	3,821,648	170,177	3,991,825	11,010,725	524,026	11,534,751

	Three Months Ended September 30, 1999			Nine Months Ended September 30, 1999
	Banking	All Other	Totals	Banking	All Other	Totals
Interest income	$17,372,831	$ 126,464	$17,499,295	$49,380,921	$ 274,908	$49,655,829
Non-interest income	2,147,194	1,768,607	3,915,801	5,774,836	5,840,043	11,614,879
Segment profit	3,336,343	210,839	3,547,182	9,316,493	903,289	10,219,782

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Net income	$3,991,825	$3,547,182	$11,534,751	$10,219,782
Unrealized holding gains (losses),
net of income taxes	786,811	(225,605)	741,099	(226,687)
Less: reclassification adjustment
for (gains) losses included in
net income, net of income taxes	0	(17,404)	3,816	(191,574)
	786,811	(243,009)	744,915	(418,261)
Comprehensive income	$4,778,636	$3,304,173	$12,279,666	$ 9,801,521

NOTE 4:   INTEREST RATE SWAPS AND FUTURE CHANGE IN ACCOUNTING PRINCIPLE

       During September 2000 the Company entered into $138.3 million notional amount of interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. The swap agreements provide for the Company to pay a variable rate of interest based on a spread to the 30-day London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest. Under the swap agreements the Company is to pay or receive interest monthly, semi-annually or at maturity.

       The Company intends to adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" in the first quarter of the year ending December 31, 2001. It will apply SFAS 133 and SFAS 138 to the outstanding interest rate swaps at that time. Management presently believes that the adoption of SFAS 133 and SFAS 138 will not have a material impact on the Company's financial statements.

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

Potential Impact of Accounting Principles to be Implemented in the Future

       The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, and as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 and SFAS No. 138 have been delayed by SFAS No. 137 until fiscal years beginning after June 15, 2000, but may be implemented early as of the beginning of any fiscal quarter after issuance. SFAS No. 133 and SFAS No. 138 may not be applied retroactively. Management presently believes the adoption of SFAS No. 133 and SFAS No. 138, which the Company expects to initially adopt in the first quarter of its year ending December 31, 2001, will not have a material impact on the Company's financial statements.

Asset and Liability Management

       During the nine months ended September 30, 2000, total assets increased by $94.1 million to $1.06 billion. Loans increased $91.1 million, investments increased $10.1 million, investment in Federal Home Loan Bank stock increased $1.7 million, and foreclosed assets held for sale increased $2.1 million, partially offset by a decline in cash and cash equivalents of $11.7 million.

       Total liabilities increased $93.0 million to $988.9 million. Deposits increased $63.5 million, Federal Home Loan Bank ("FHLBank") advances increased $52.7 million, note payable to bank increased $5.5 million, and income taxes and accrued expenses increased $5.4 million, partially offset by a decrease in short-term borrowings of $34.4 million. The deposit increase was primarily from brokered deposits as core retail deposits increased modestly from December 31, 1999. Total brokered deposits were $258 million at September 30, 2000. The weighted average cost of these deposits was approximately 25 basis points higher than the rest of the certificate of deposit portfolio. The note payable to a third-party bank is a line of credit established by the Company to meet operating cash needs, and as a source of funds to repurchase shares of the Company's stock. The decrease in short-term borrowings was primarily the result of repayment of federal funds purchased. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

       Stockholders' equity increased $1.1 million primarily as a result of net income of $11.5 million and unrealized appreciation on available-for-sale securities of $.7 million, partially offset by net treasury stock purchases of $8.5 million and dividend declarations and payments of $2.7 million. The Company repurchased 480,384 shares of common stock at an average price of $18.59 per share during the nine months ended September 30, 2000 and reissued 29,705 shares of treasury stock at an average price of $12.49 per share to cover stock option exercises.

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

       The rates of interest the Bank earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, the Company's results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of the Company's assets and liabilities. The risk associated with changes in interest rates and the Company's ability to adapt to these changes is known as interest rate risk and is the Company's most significant market risk.

       The term "interest rate sensitivity" refers to those assets and liabilities that mature within a stated period or reprice within that period in response to fluctuations in market rates and yields. As noted above, one of the principal goals of the Company's asset/liability program is to maintain and match the interest rate sensitivity characteristics of the asset and liability portfolios.

       In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to manage the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position somewhat in order to maintain its net interest margin. The Company's experience with interest rates are discussed in more detail under the headings "Results of Operations and Comparisons of the Three and Nine Months Ended September 30, 2000 and 1999."

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

       At September 30, 2000, the Bank's one-year static gap position has changed to slightly negative. During the quarter, the Bank entered into interest rate swap transactions which effectively converted a portion of its fixed-rate brokered deposits to variable rates of interest. At September 30, 2000, these interest rate swap transactions had a total notional value of approximately $138 million. See "Potential Impact of Accounting Principles to be Implemented in the Future."

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

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      The increase in earnings of $445,000, or 12.5%, for the three months ended September 30, 2000 when compared to the same period in 1999, was primarily due to an increase in net interest income of $1.1 million, or 12.5%, and an increase in non-interest income of $73,000, or 1.9%. These were partially offset by an increase in non-interest expense of $139,000, or 2.2%, and an increase in provision for loan losses of $450,000, or 100%, during the three month period.

       The increase in earnings of $1.3 million, or 12.9%, for the nine months ended September 30, 2000 when compared to the same period in 1999, was primarily due to an increase in net interest income of $2.8 million, or 11.6%, and a decrease in non-interest expense of $39,000, or .2%. These were partially offset by a decrease in non-interest income of $344,000, or 3.0%, an increase in provision for loan losses of $376,000, or 23.5%, and an increase in provision for income taxes of $807,000, or 15.2%, during the nine month period.

Total Interest Income

       Total interest income increased $4.8 million, or 27.3%, during the three months ended September 30, 2000, when compared to the three months ended September 30, 1999. The increase was due to a $3.9 million, or 24.0%, increase in interest income on loans and a $902,000, or 65.5%, increase in interest income on investments and other interest earning assets.

       Total interest income increased $12.1 million, or 24.5%, during the nine months ended September 30, 2000, when compared to the nine months ended September 30, 1999. The increase was due to a $9.2 million, or 19.9%, increase in interest income on loans and a $2.9 million, or 90.2%, increase in interest income on investments and other interest earning assets.

Interest Income - Loans

       During the three months ended September 30, 2000, interest income on loans increased from both higher average balances and higher average interest rates. Interest income increased $2.1 million as the result of higher average loan balances from $766 million during the three months ended September 30, 1999, to $858 million during the three months ended September 30, 2000. The higher average balance resulted from the Bank's increases in commercial real estate and commercial business lending and indirect dealer consumer lending. These increases were partially offset by a decline in multi-family residential lending and a lower average balance of student loans held in the portfolio during 2000 due to frequent sales of student loans.

       Interest income increased $1.8 million as the result of higher average interest rates. The average yield on loans increased from 8.42% during the three months ended September 30, 1999, to 9.32% during the three months ended September 30, 2000, primarily due to higher market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

       During the nine months ended September 30, 2000, interest income on loans increased from both higher average balances and higher average interest rates. Interest income increased $5.2 million as the result of higher average loan balances from $749 million during the nine months ended September 30, 1999, to $828 million during the nine months ended September 30, 2000. The higher average balance resulted from the Bank's increases in commercial real estate and commercial business lending and indirect dealer consumer lending. These increases were partially offset by a decline in multi-family residential lending and a lower average balance of student loans held in the portfolio during 2000 due to frequent sales of student loans.

       Interest income increased $4.1 million as the result of higher average interest rates. The average yield on loans increased from 8.27% during the nine months ended September 30, 1999, to 8.96% during the nine months ended September 30, 2000, primarily due to higher market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

Interest Income - Investments and Other Interest-Earning Assets

       Interest income on investments and other interest-earning assets increased primarily as a result of higher average balances during the three months ended September 30, 2000 when compared to the three months ended September 30, 1999. Interest income increased $800,000 as a result of higher average balances from $90 million during the three months ended September 30, 1999 to $139 million during the three months ended September 30, 2000. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income increased $102,000 as a result of higher average yields from 6.13% during the three months ended September 30, 1999, to 6.55% during the three months ended September 30, 2000, due to higher market rates of interest in 2000.

       Interest income on investments and other interest-earning assets increased almost entirely as a result of higher average balances during the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. Interest income increased $2.8 million as a result of higher average balances from $68 million during the nine months ended September 30, 1999 to $127 million during the nine months ended September 30, 2000. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income increased $67,000 as a result of higher average yields from 6.30% during the nine months ended September 30, 1999, to 6.43% during the nine months ended September 30, 2000.

Total Interest Expense

       Total interest expense increased $3.7 million, or 40.9%, during the three months ended September 30, 2000 when compared with the same period in 1999. The increase during the three month period was due to a $2.1 million, or 34.0%, increase in interest expense on deposits, a $1.4 million, or 55.6%, increase in interest expense on FHLBank advances, and a $210,000, or 59.8%, increase in interest expense on short-term borrowings.

       Total interest expense increased $9.3 million, or 36.6%, during the nine months ended September 30, 2000 when compared with the same period in 1999. The increase during the nine month period was due to a $5.1 million, or 28.0%, increase in interest expense on deposits, a $3.2 million, or 48.4%, increase in interest expense on FHLBank advances, and a $992,000, or 163%, increase in interest expense on short-term borrowings.

Interest Expense - Deposits

       Interest expense on deposits increased $1.1 million as a result of higher average balances of time deposits from $409 million during the three months ended September 30, 1999, to $484 million during the three months ended September 30, 2000, and increased $981,000 due to higher average interest rates on time deposits from 5.37% during the three months ended September 30, 1999, to 6.26% during the three months ended September 30, 2000. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and the average interest rates increased due to a combination of higher overall market rates and increased brokered deposits, which carry a slightly higher average rate of interest than the Bank's other certificates of deposit. Interest on demand deposits increased $44,000 due to higher average balances from $116 million during the three months ended September 30, 1999, to $125 million during the three months ended September 30, 2000, and increased $60,000 due to higher average rates from 1.91% during the three months ended September 30, 1999, to 2.11% during the three months ended September 30, 2000. The other deposit category, savings, experienced minor decreases due to lower balances.

       Interest expense on deposits increased $3.2 million as a result of higher average balances of time deposits from $391 million during the nine months ended September 30, 1999, to $467 million during the nine months ended September 30, 2000, and increased $2.1 million due to higher average interest rates on time deposits from 5.29% during the nine months ended September 30, 1999, to 5.96% during the nine months ended September 30, 2000. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and the average interest rates increased due to a combination of higher overall market rates and increased brokered deposits. Interest on demand deposits decreased $443,000 due to lower average balances from $141 million during the nine months ended September 30, 1999, to $122 million during the nine months ended September 30, 2000, and increased $369,000 due to higher average rates from 1.91% during the nine months ended September 30, 1999, to 2.12% during the nine months ended September 30, 2000. The other deposit category, savings, experienced only minor decreases due to both lower balances and lower market rates.

Interest Expense - FHLBank Advances and Short-term Borrowings

       Interest expense on FHLBank advances and short-term borrowings increased $820,000 due to higher average balances from $209 million in the three months ended September 30, 1999 to $263 million in the three months ended September 30, 2000. Average rates increased from 5.42% during the three months ended September 30, 1999, to 6.73% during the three months ended September 30, 2000, resulting in increased interest expense of $773,000 due to higher rates. The average balance increase was used to fund growth in loans and securities. Average interest rates increased due to higher overall market rates during the third quarter of 2000.

       Interest expense on FHLBank advances and short-term borrowings increased $3.2 million due to higher average balances from $174 million in the nine months ended September 30, 1999 to $244 million in the nine months ended September 30, 2000. Average rates increased from 5.62% during the nine months ended September 30, 1999, to 6.32% during the nine months ended September 30, 2000, resulting in increased interest expense of $1.0 million due to higher rates. The average balance increase was used to fund growth in loans and securities. Average interest rates increased due to higher overall market rates during the first three quarters of 2000.

Net Interest Income

       The Company's overall interest rate spread decreased 23 basis points, or 6.7%, from 3.44% during the three months ended September 30, 1999, to 3.21% during the three months ended September 30, 2000. The decrease was due to a 98 basis point increase in the weighted average rate paid on interest-bearing liabilities partially offset by a 75 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 14 basis points, or 3.6%, from 3.93% during the three months ended September 30, 1999, to 3.79% during the three months ended September 30, 2000.

       The prime rate of interest averaged 8.10% during the three months ended September 30, 1999, compared to an average of 9.50% during the three months ended September 30, 2000. As a large percentage of the Bank's loans are tied to prime, this increase was the primary reason for the increase in the weighted average yield received on interest-earning assets.

       The Company's overall interest rate spread decreased 28 basis points, or 8.0%, from 3.50% during the nine months ended September 30, 1999, to 3.22% during the nine months ended September 30, 2000. The decrease was due to an 81 basis point increase in the weighted average rate paid on interest-bearing liabilities partially offset by a 53 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 18 basis points, or 4.6%, from 3.94% during the nine months ended September 30, 1999, to 3.76% during the nine months ended September 30, 2000.

       The prime rate of interest averaged 7.87% during the nine months ended September 30, 1999, compared to an average of 9.18% during the nine months ended September 30, 2000. As a large percentage of the Bank's loans are tied to prime, this increase was the primary reason for the increase in the weighted average yield received on interest-earning assets.

       Interest rates paid on deposits and FHLBank advances increased during the three and nine months ended September 30, 2000 compared to the same periods one year earlier. As the Company has grown the assets of the Bank, the brokered and other time deposits and advances needed to fund that growth have increased the average cost of deposits since time deposits are higher cost deposits for the Bank than are interest-bearing demand and savings. In addition, overall interest rates were higher during the three and nine month periods ended September 30, 2000.

Provision for Loan Losses

       The provision for loan losses increased from $450,000 during the three months ended September 30, 1999 to $900,000 during the three months ended September 30, 2000. For the nine months ended September 30, 2000, the provision for loan losses was $1,976,000 compared to $1,600,000 for the same period in 1999.

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

       Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio. Management has established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectibility of the portfolio. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

       Non-performing assets increased $6.7 million during the nine months ended September 30, 2000 from $9.6 million at December 31, 1999 to $16.3 million at September 30, 2000. This is a decrease of $.9 million from the total at June 30, 2000. Non-performing loans increased $4.6 million, or 52.3%, from $8.8 million at December 31, 1999 to $13.4 million at September 30, 2000, due primarily to the deterioration of two large commercial real estate credits during the prior quarter. Subsequent to September 30, 2000, one of these non-performing credits (totaling $4.7 million) was paid off with no loss of principal to the Bank. Foreclosed assets increased $2.1 million, or 255%, from $817,000 at December 31, 1999 to $2.9 million at September 30, 2000, due primarily to the foreclosure of one large commercial real estate property totaling $800,000 and the foreclosure of three smaller commercial real estate properties owned by another borrower totaling $600,000.

       Potential problem loans increased $1.7 million during the nine months ended September 30, 2000 from $10.8 million at December 31, 1999 to $12.5 million at September 30, 2000, due primarily to the deterioration of multiple real estate construction loans made to one borrower totaling approximately $6.9 million. Management is communicating with the borrower to determine the status of the projects and to develop an action plan for these loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

       The Bank's allowance for loan losses as a percentage of total loans was 2.03% and 2.20% at September 30, 2000, and December 31, 1999, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-interest Income

       Non-interest income increased $73,000, or 1.9%, in the three months ended September 30, 2000 when compared to the same period in 1999. The increase was primarily due to: (i) an increase in service charge and ATM fees of $188,000, or 15.8%; and (ii) an increase in income on foreclosed assets of $124,000, or 71.0%. The increase in service charge fees resulted from increased rates and a larger number of accounts. The increase in ATM fees is related to an increased number of ATMs in the Company's market area along with a nominal increase in transaction charges, resulting in increased fees from use by non-customers. The increased income on foreclosed assets in 2000 is the result of recognizing a deferred gain of $299,000 upon partial repayment of a loan made in connection with the sale of other real estate.

       This increase was partially offset by: (i) a decrease in net realized gains on sales of fixed rate residential and other loans of $108,000, or 38.0%; (ii) a decrease of $27,000, or 100%, in profits on sale of available-for-sale securities; and (iii) a decrease of $104,000, or 48.5%, in late charges, prepayment penalties, and other loan fees. During the three months ended September 30, 2000, the Bank sold significantly fewer residential and student loans than in the same period during 1999. During the 1999 period, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. During the three months ended September 30, 1999, the Company sold some of its investments in equity securities and realized the gains; conversely, during the same period of 2000, the Company held its available-for-sale securities due to unrealized losses in portions of the portfolio.

       Non-interest income decreased $344,000, or 3.0%, in the nine months ended September 30, 2000 when compared to the same period in 1999. The decrease was primarily due to: (i) a decrease in net realized gains on sales of fixed rate residential and other loans of $521,000, or 55.1%; (ii) a decrease of $301,000, or 102%, in profits on sale of available-for-sale securities; and (iii) a decrease of $381,000, or 51.1%, in late charges, prepayment penalties, and other loan fees. During the nine months ended September 30, 2000, the Bank sold significantly fewer residential and student loans than in the same period during 1999. During the 1999 period, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. During the nine months ended September 30, 1999, the Company sold some of its investments in equity securities and realized the gains; conversely, during the same period of 2000, the Company held its available-for-sale securities due to unrealized losses in portions of the portfolio.

       This decline was partially offset by: (i) an increase in service charge and ATM fees of $701,000, or 21.4%; and (ii) an increase in income on foreclosed assets of $220,000, or 18,809%. The increase in service charge fees resulted from increased rates and a larger number of accounts. The increase in ATM fees is related to an increased number of ATMs in the Company's market area along with a nominal increase in transaction charges, resulting in increased fees from use by non-customers. The increased income on foreclosed assets in 2000 is the result of recognizing a deferred gain of $299,000 upon partial repayment of a loan made in connection with the sale of other real estate.

Non-interest Expense

       Non-interest expense increased $139,000, or 2.2%, in the three months ended September 30, 2000, when compared to the same period in 1999. The increase was primarily due to: (i) an increase of $141,000, or 4.4%, in salary and employee related costs due to increased staffing levels resulting from asset/customer growth and normal merit increases for existing employees; (ii) an increase of $233,000, or 23.5%, in net occupancy and equipment expense due primarily to renovation work at the Company's main office and operations center; (iii) an increase of $88,000, or 135%, in checking and other losses; and (iv) an increase of $36,000, or 17.7%, in marketing and advertising expense due primarily to the Company's introduction of its new online banking product and other new products.

       This was partially offset by: (i) a decrease of $211,000, or 72.2%, in professional and consulting fees; (ii) a decrease of $54,000, or 21.4%, in office supplies and printing expense; and (iii) a decrease of $73,000, or 40.1%, in insurance expense due to lower FDIC premiums.

       Non-interest expense decreased $39,000, or .2%, in the nine months ended September 30, 2000, when compared to the same period in 1999. The decrease was primarily due to: (i) a decrease of $354,000, or 63.1%, in professional and consulting fees; (ii) a decrease of $134,000, or 18.3%, in office supplies and printing; (iii) a decrease of $97,000, or 92.4%, in loss on sale of premises and equipment; and (iv) a decrease of $96,000, or 19.1%, in insurance expense due to lower FDIC premiums.

       This was partially offset by: (i) an increase of $476,000, or 4.9%, in salary and employee related costs due to increased staffing levels resulting from asset/customer growth and normal merit increases for existing employees; (ii) an increase of $69,000, or 2.2%, in occupancy and equipment expense due primarily to renovation work at the Company's main office and operations center; (iii) an increase of $46,000, or 6.0%, in postage expenses; and (iv) an increase of $52,000, or 11.9%, in marketing and advertising expense due primarily to the Company's introduction of its new online banking product and other new products.

       The higher amounts of expenses in 1999 for office supplies and printing and loss on sale of premises and equipment were related to the Company's core computer conversion, "Year 2000" issues and other technology related purchases.

Provision for Income Taxes

       Provision for income taxes as a percentage of pre-tax income decreased slightly from 35.9% in the three months ended September 30, 1999, to 34.2% in the three months ended September 30, 2000. Provision for income taxes as a percentage of pre-tax income increased slightly from 34.2% in the nine months ended September 30, 1999, to 34.6% in the nine months ended September 30, 2000.

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

	Three Months Ended September 30,
	2000			1999
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$858,217	$19,990	9.32%	$766,037	$16,123	8.42%
Investment securities and other
interest-earning assets	139,028	2,278	6.55	89,824	1,376	6.13
Total interest-earning assets	$997,245	22,268	8.93	$855,861	17,499	8.18
Interest-bearing liabilities:
Demand deposits	$124,937	659	2.11	$116,206	555	1.91
Savings deposits	23,939	149	2.49	33,353	207	2.48
Time deposits	484,029	7,570	6.26	408,798	5,491	5.37
Total deposits	632,905	8,378	5.29	558,357	6,253	4.48
FHLBank advances and other borrowings	263,227	4,431	6.73	209,398	2,838	5.42
Total interest-bearing liabilities	$896,132	12,809	5.72	$767,755	9,091	4.74
Net interest income:
Interest rate spread		$9,459	3.21%		$8,408	3.44%
Net interest margin(1)			3.79%			3.93%
Average interest-earning assets to
average interest-bearing liabilities	111.3%			111.5%

(1) Defined as the Company's net interest income divided by total interest-earning assets.
	Nine Months Ended September 30,
	2000			1999
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$828,013	$55,670	8.96%	$748,629	$46,433	8.27%
Investment securities and other
interest-earning assets	127,158	6,129	6.43	68,226	3,223	6.30
Total interest-earning assets	$955,171	61,799	8.63	$816,855	49,656	8.10
Interest-bearing liabilities:
Demand deposits	$122,475	1,947	2.12	$141,125	2,021	1.91
Savings deposits	26,728	497	2.48	33,124	647	2.60
Time deposits	466,663	20,853	5.96	391,339	15,526	5.29
Total deposits	615,866	23,297	5.04	565,588	18,194	4.29
FHLBank advances and other borrowings	243,636	11,554	6.32	173,594	7,317	5.62
Total interest-bearing liabilities	$859,502	34,851	5.41	$739,182	25,511	4.60
Net interest income:
Interest rate spread		$26,948	3.22%		$24,145	3.50%
Net interest margin(1)			3.76%			3.94%
Average interest-earning assets to
average interest-bearing liabilities	111.1%			110.5%

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

	Three Months Ended September 30, 2000 vs. 1999			Nine Months Ended September 30, 2000 vs. 1999
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,817	$2,050	$3,867	$4,083	$5,154	$ 9,237
Investment securities and
other interest-earning assets	102	800	902	67	2,839	2,906
Total interest-earning assets	1,919	2,850	4,769	4,150	7,993	12,143
Interest-bearing liabilities:
Demand deposits	60	44	104	369	(443)	(74)
Savings deposits	1	(59)	(58)	(30)	(120)	(150)
Time deposits	981	1,098	2,079	2,111	3,216	5,327
Total deposits	1,042	1,083	2,125	2,45 0	2,653	5,103
FHLBank advances and other borrowings	773	820	1,593	1,003	3,234	4,237
Total interest-bearing liabilities	1,815	1,903	3,718	3,453	5,887	9,340
Net interest income	$ 104	$ 947	$1,051	$ 697	$2,106	$ 2,803

Liquidity and Capital Resources

       Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2000, the Company had commitments of approximately $129 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

       Management continuously reviews the capital position of the Company and the Bank to insure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

       The Company's capital position remained strong, with stockholders' equity at $70.0 million, or 6.6% of total assets of $1.06 billion at September 30, 2000, compared to equity at $68.9 million, or 7.1%, of total assets of $964.8 million at December 31, 1999.

       Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. On September 30, 2000, the Bank's Tier 1 risk-based capital ratio was 9.0%, total risk-based capital ratio was 10.3% and the core capital ratio was 7.0%.

       At September 30, 2000, the held-to-maturity investment portfolio included $224,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

       Statements of Cash Flows. During the nine months ended September 30, 2000, and 1999, respectively, the Company experienced positive cash flows from operating activities and financing activities.

       Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to the origination and sale of loans held-for-sale, changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities during the nine months ended September 30, 2000 and 1999. Operating activities provided cash flows of $18.1 million during the nine months ended September 30, 2000, and $20.3 million during the nine months ended September 30, 1999.

       During the nine months ended September 30, 2000 and 1999, respectively, investing activities used cash of $106.9 million and $90.8 million primarily due to the net increase in loans and investment securities.

       Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases in deposits after interest credited and net borrowings of FHLBank advances, offset by decreases in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $77.1 million in cash during the nine months ended September 30, 2000 and $68.9 million in cash during the nine months ended September 30, 1999. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings, purchase of treasury stock, and payment of dividends.

       Dividends. During the nine months ended September 30, 2000, the Company declared and paid dividends of $.375 per share, or 24% of net income per share, compared to dividends declared and paid during the nine months ended September 30, 1999 of $.375 per share, or 29% of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

       Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the nine months ended September 30, 2000, the Company repurchased 480,384 shares of its common stock at an average price of $18.59 per share and reissued 29,705 shares of treasury stock at an average price of $12.49 per share to cover stock option exercises. During the nine months ended September 30, 1999, the Company repurchased 291,335 shares of its common stock at an average price of $24.11 per share and reissued 45,019 shares of treasury stock at an average price of $5.52 per share to cover stock option exercises.

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

ITEM III.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As discussed in the "Interest Rate Risk and Sensitivity" section of Management's Discussion and Analysis, during the quarter ended September 30, 2000, the Company began utilizing interest rate swaps to effectively convert a portion of its fixed rate brokered deposits to variable rates of interest.

       In addition to the disclosures previously made by the Company in the December 31, 1999, Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2000.

	Expected Maturity Date
	2001	2002	2003	2004	2005	2008	Total	Fair Value
	(In Millions)
Interest Rate Derivatives
Interest Rate Swaps:
Fixed to variable	$32.5	$49.3	$31.1	$7.0	$15.8	$2.6	$138.3	$138.3
Average Pay Rate	6.54%	6.36%	5.83%	6.49%	6.15%	5.65%	6.25%
Average Receive Rate	6.52%	6.36%	5.88%	6.57%	6.20%	5.80%	6.27%

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

Great Southern Bancorp, Inc. Registrant

Date: November 10, 2000	/s/ Joseph W. Turner
Joseph W. Turner Chief Executive Officer

Date: November 10, 2000	/s/ Rex A. Copeland
Rex A. Copeland Treasurer

Exhibit Index
____________

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share
27	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.