Form 10-K
period 2000-12-31
GREAT SOUTHERN BANCORP INC
filed 2001-03-29
CIK 854560

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number 0-18082

                          GREAT SOUTHERN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     43-1524856
--------------------------------------------------------------------------------
   (State of incorporation)                 (IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri                    65804
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 16, 2001, computed by reference to the closing price of such shares, was $101,054,590. At March 16, 2001, 6,895,927 shares of Common Stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1.  BUSINESS                                                              1
Great Southern Bancorp, Inc.                                                   1
Great Southern Bank                                                            1
Forward-Looking Statements                                                     2
Primary Market Area                                                            2
Lending Activities                                                             3
Loan Portfolio Composition                                                     5
Originations, Purchases, Sales and Servicing of Loans                         11
Loan Delinquencies and Defaults                                               13
Classified Assets                                                             14
Investment Activities                                                         18
Sources of Funds                                                              20
Subsidiaries                                                                  24
Competition                                                                   25
Employees                                                                     25
Government Supervision and Regulation                                         25
Federal and State Taxation                                                    30

ITEM 2.  PROPERTIES                                                           31

ITEM 3.  LEGAL PROCEEDINGS                                                    33

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  33

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT                                 33

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                                35

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                                 36

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION                       39

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION                   57

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                            103

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  103

ITEM 11. EXECUTIVE COMPENSATION                                              105

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      108

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      109

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K    110

SIGNATURES

INDEX TO EXHIBITS

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

Great Southern Bancorp, Inc.

      Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a financial holding company which, as of December 31, 2000, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion on June 30, 1998, of Great Southern to a Missouri-chartered trust company.

      As a Delaware corporation, the Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2000, Bancorp's consolidated assets were $1.13 billion, consolidated net loans were $891 million, consolidated deposits were $751 million and consolidated stockholders' equity was $71 million. The assets of the Company consist of the stock of Great Southern, the stock of other financial services companies, interests in a local trust company and a merchant banking company and cash.

      Through subsidiaries of the Bank, the Company offers insurance, appraisal, travel, discount brokerage and related services, which are discussed further below. The activities of the Company are funded by retained earnings and through dividends from Great Southern and borrowings from third parties. Activities of the Company may also be funded through sales of additional securities or through income generated by other activities of the Company. The Company expects to finance its future activities in a similar manner and is exploring several alternative public and/or private financings that would provide it with a significant increase in liquidity and capital to permit additional growth.

      The executive offices of the Company are located at 1451 East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

      Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 27 branches located in southwestern and central Missouri. At December 31, 2000, the Bank had total assets of $1.12 billion, deposits of $752 million and stockholders' equity of $80 million, or 7.1% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

      Great Southern is principally engaged in the business of originating residential and commercial real estate loans, other commercial and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

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

      The corporate office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

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

Primary Market Area

      Great Southern's primary market area encompasses 15 counties in southwestern and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such diversified markets as Springfield, Joplin, the resort areas of Branson and Lake of the Ozarks, and various smaller communities in the Bank's market area. Management believes that the Bank's share of the deposit and lending markets in its market area is less than 10% and its affiliates have an even smaller percent, with the exception of the travel agency which may have a larger percent.

      Great Southern's largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 308,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university. Springfield is also a regional health care center. The unemployment rate in this area is, and has consistently been, below the national average.

      The next largest concentration of loans is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, country music and novelty shows and other recreational facilities. As a result of the rapid growth of the Branson area in the early 1990's, property values increased at unusually high rates. This growth also provided for increased loan demand and a more volatile lending market than had previously been present in that area. Due to overbuilding of commercial properties during the mid-1990's, property values have experienced downward pressure during the past few years. Reduced demand for residential properties has similarly created downward pressure on one- to four-family and multi-family, primary and vacation residences in this area.

      A significant portion of the Bank's loan originations have been secured by properties in the two county region that includes the Branson area. Approximately $149 million, or 16%, of the total loan portfolio at December 31, 2000, was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, and one- to four-family construction properties, and consumer loans in the Branson area. Residential mortgages account for approximately $67 million of this total.

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

      Beginning in the mid-1990s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In recent years, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2000, the balance of participation loans purchased was $43.2 million, or 4.5% of the total loan portfolio. None of these participation loans were non-performing loans at December 31, 2000.

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

      Another principal lending activity of Great Southern, which has become more prevalent in recent years, is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounts for approximately 42% of the portfolio at December 31, 2000.

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

      Great Southern has a policy of obtaining collateral for substantially all real estate loans. The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 80% of the appraised value on one- to four-family residential property and will loan up to an additional 15% with private mortgage insurance for the loan amount above the 80% level. For commercial real estate and other residential real property loans, Great Southern generally loans up to a maximum of 80% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.

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

      Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has concentrated its lending efforts in Missouri and Northern Arkansas, with the largest concentration of its lending activity being in southwestern and central Missouri. In addition, the Bank has made some loans, secured primarily by commercial real estate, in other states, primarily Oklahoma, Kansas and Iowa.

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

                                                                      December 31,
                                   ----------------------------------------------------------------------------------
                                             2000                       1999                             1998
                                   -----------------------     ----------------------        -------------------------
                                      Amount         %           Amount          %             Amount            %
                                   ----------    ---------     ---------     ---------       ---------       ---------
                                                               (Dollars in thousands)
Real Estate Loans:
  Residential
    One- to four- family           $226,136        23.6%      $208,466         25.3%        $217,120           29.2%
    Other residential                81,143         8.5         76,926          9.4           85,828           11.5
  Commercial                        328,432        34.3        251,338         30.5          261,201           35.1
  Residential Construction:
    One- to four-family              47,241         4.9         39,795          4.8           33,292            4.4
    Other residential                23,703         2.5          7,106           .9            6,553             .9
  Commercial construction            73,398         7.7         63,722          7.8           19,952            2.7
                                   --------       -----       --------        -----         --------          -----

    Total real estate loans         780,053        81.5        647,353         78.7          623,946           83.8
                                   --------       -----       --------        -----         --------          -----
Other Loans:
  Consumer loans:
    Guaranteed student loans          3,892          .5          4,067           .5           15,931            2.1
    Automobile                       67,356         7.0         55,625          6.8           37,152            5.0
    Home equity and improvement      19,460         2.0         14,431          1.8            9,292            1.3
    Other                               491          .1            255           --              992             .1
                                   --------       -----       --------        -----         --------          -----
      Total Consumer loans           91,199         9.6         74,378          9.1           63,367            8.5
 Other commercial loans              85,334         8.9        100,419         12.2           57,179            7.7
                                   --------       -----       --------        -----         --------          -----

        Total other loans           176,533        18.5        174,797         21.3          120,546           16.2
                                   --------       -----       --------        -----         --------          -----

           Total loans              956,586       100.0%       822,150        100.0%         744,492          100.0%
                                                  =====                       =====                           =====

Less:
  Loans in process                   45,834                     36,048                        28,823
  Deferred fees and discounts         1,274                      2,002                         1,779
  Allowance for loan losses          18,694                     17,293                        16,928
                                   --------                   --------                      --------

Total loans receivable, net        $890,784                   $766,807                      $696,962
                                   ========                   ========                      ========

                                                       June 30,
                                   ------------------------------------------------
                                            1998                        1997
                                   ----------------------      ----------------------
                                     Amount          %          Amount           %
                                   ----------    --------     ---------     ---------
                                                 (Dollars in thousands)
Real Estate Loans:
  Residential                      $217,688        31.0%      $243,006         39.2%
    One- to four-family              89,141        12.7         95,886         15.5
    Other residential               244,016        34.8        191,556         30.9
  Commercial
  Residential Construction:
    One- to four-family              16,032         2.3          9,529          1.5
    Other residential                 5,993          .9          4,243           .7
  Commercial construction            27,156         3.9         21,932          3.5
                                   --------       -----       --------        -----

    Total real estate loans         600,026        85.6        566,152         91.3
                                   --------       -----       --------        -----
Other Loans:
  Consumer loans:
    Guaranteed student loans         12,736         1.8         11,592          1.9
    Automobile                       23,120         3.3          6,006          1.0
    Home equity and improvement       5,849          .8          4,183           .7
    Other                             4,862          .7          5,885           .9
                                   --------       -----       --------        -----

      Total Consumer loans           46,567         6.6         27,666          4.5
 Other commercial loans              54,722         7.8         25,959          4.2
                                   --------       -----       --------        -----

        Total other loans           101,290        14.4         53,625          8.7
                                   --------       -----       --------        -----

           Total loans              701,316       100.0%        619,777       100.0%
                                                  =====                       =====
Less:
  Loans in process                   28,497                     18,812
  Deferred fees and discounts         2,774                      3,493
  Allowance for loan losses          16,373                     15,524
                                   --------                   --------

Total loans receivable, net        $653,672                   $581,948
                                   ========                   ========

      The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                      December 31,
                                   --------------------------------------------------------------------------------
                                             2000                       1999                             1998
                                   -----------------------     ----------------------        ----------------------
                                      Amount         %           Amount          %             Amount            %
                                   ----------    ---------     ---------     ---------       ---------       ------
                                                               (Dollars in Thousands)
Fixed-Rate Loans:
  Real Estate Loans
    Residential
      One- to four-family           $ 6,414          .7%       $ 5,960           .7%        $ 11,659            1.6%
      Other Residential              38,345         4.0         37,079          4.5           39,661            5.3
    Residential construction:
      One- to four-family             1,130          .1             --           --               --             --
    Commercial                       40,102         4.2         37,636          4.6           60,757            8.2
                                   --------       -----       --------        -----         --------          -----

      Total real estate loans        85,991         9.0         80,675          9.8          112,077           15.1
    Consumer loans                   66,751         7.0         54,829          6.7           37,080            5.0
    Other commercial loans           10,526         1.1          4,266           .5           11,956            1.6
                                   --------       -----       --------        -----         --------          -----

      Total fixed-rate loans        163,268        17.1        139,770         17.0          161,113           21.7
                                   --------       -----       --------        -----         --------          -----

Adjustable-Rate Loans:
  Real Estate Loans
    Residential
      One- to four-family           219,722        23.0        202,506         24.6          205,461           27.6
      Other Residential              42,798         4.5         39,847          4.9           46,167            6.2
    Commercial                      288,330        30.1        213,702         26.0          200,444           26.9
    Residential construction:
      One- to four-family            46,111         4.8         39,795          4.8           33,292            4.4
      Other residential              23,703         2.5          7,106           .9            6,553             .9
    Commercial construction          73,398         7.7         63,722          7.7           19,952            2.7
                                   --------       -----       --------        -----         --------          -----

      Total real estate loans       694,062        72.6        566,678         68.9          511,869           68.7
    Consumer loans                   24,448         2.5         19,549          2.4           26,287            3.5
    Other commercial loans           74,808         7.8         96,153         11.7           45,223            6.1
                                   --------       -----       --------        -----         --------          -----

      Total adjustable-rate loans   793,318        82.9        682,380         83.0          583,339           78.3
                                   --------       -----       --------        -----         --------          -----

        Total loans                 956,586       100.0%       822,150        100.0%         744,492          100.0%
                                                  =====                       =====                           =====

Less:
    Loans in process                 45,834                     36,048                        28,823
    Deferred fees and discounts       1,274                      2,002                         1,779
    Allowance for loan losses        18,694                     17,293                        16,928
                                   --------                   --------                      --------

  Total loans receivable, net      $890,784                   $766,807                      $696,962
                                   ========                   ========                      ========

                                                       June 30,
                                   ------------------------------------------------
                                            1998                        1997
                                   ----------------------      ----------------------
                                     Amount          %          Amount           %
                                   ----------    --------     ---------     ---------
                                                 (Dollars in Thousands)
Fixed-Rate Loans:
  Real Estate Loans                 $11,245         1.6%       $10,544          1.7%
    Residential                      34,757         5.0         34,467          5.6
      One- to four-family
      Other Residential
    Residential construction:
      One- to four-family                --          --             --           --
    Commercial                       28,004         4.0          5,865          1.0
                                    -------       -----        -------        -----

      Total real estate loans        74,006        10.6         50,876          8.3
    Consumer loans                   27,319         3.9         10,769          1.7
    Other commercial loans            1,645          .2            502           .1
                                    -------       -----        -------        -----

      Total fixed-rate loans        102,970        14.7         62,147         10.1
                                    -------       -----        -------        -----

Adjustable-Rate Loans:
  Real Estate Loans
    Residential
      One- to four-family           206,443        29.4        232,462         37.5
      Other Residential              54,384         7.8         61,419          9.9
    Commercial                      216,013        30.8        185,691         30.0
    Residential construction:
      One- to four-family            16,032         2.3          9,529          1.5
      Other residential               5,993          .9          4,243           .7
    Commercial construction          27,156         3.9         21,932          3.5
                                    -------       -----        -------        -----

      Total real estate loans       526,021        75.1        515,276         83.1
    Consumer loans                   19,248         2.7         16,897          2.7
    Other commercial loans           53,077         7.5         25,457          4.1
                                    -------       -----        -------        -----

      Total adjustable-rate loans   598,346        85.3        557,630         89.9
                                    -------       -----        -------        -----

        Total loans                 701,316       100.0%       619,777        100.0%
                                                  =====                       =====
Less:
    Loans in process                 28,497                     18,812
    Deferred fees and discounts       2,774                      3,493
    Allowance for loan losses        16,373                     15,524
                                   --------                   --------

  Total loans receivable, net      $653,672                   $581,948
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

      Management of the Bank is aware of the risk that the Bank may be negatively affected by environmentally contaminated collateral and attempts to control such risk through commercially reasonable methods, consistent with guidelines arising from applicable government or regulatory rules and regulations, and to a more limited extent publications of the lending industry. Management currently is unaware (without, in many circumstances, specific inquiry or investigation of existing collateral, some of which was accepted as collateral before risk controlling measures were implemented) of any environmental contamination of real property securing loans in the Bank's portfolio that would subject the Bank to any material risk. No assurance can be made, however, that the Bank will not be adversely affected by environmental contamination.

      Residential Real Estate Lending

      At December 31, 2000 and 1999, loans secured by residential real estate totaled $307 million and $285 million, respectively, and represented approximately 32.1% and 34.7%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were high during the year ended December 31, 2000 and were low during the early portion of the year ended December 31, 1999. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans during 1999, most of which were sold in the secondary market, and accounted for a decline in the Bank's residential real estate loan portfolio during 1999. The rising interest rate environment in 2000 had the opposite effect, causing the generation of more adjustable-rate loans, which the Bank generally retains in its portfolio.

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

      The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since adjustable-rate mortgage loans have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Further, the adjustable-rate mortgages offered by Great Southern, as well as by many other financial institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate. The Bank has not experienced a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment in recent years.

      In underwriting one- to four-family residential real estate loans, Great Southern evaluates the borrower's ability to make monthly payments and the value of the property securing the loan. It is the policy of Great Southern that generally all loans in excess of 80% of the appraised value of the property be insured by a private mortgage insurance company approved by Great Southern for the amount of the loan in excess of 80% of the appraised value. In addition, Great Southern requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. In the case of fixed-rate loans, the Bank may enforce these due on sale clauses to the extent permitted by law.

      Commercial Real Estate and Construction Lending

      Commercial real estate lending has traditionally been a part of Great Southern's business activities. Since fiscal 1986, Great Southern has expanded its commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Great Southern expects to continue to maintain or increase the current percentage of commercial real estate loans in its total loan portfolio by originating loans secured by commercial real estate, subject to commercial real estate and other market conditions and to applicable regulatory restrictions. See "Government Supervision and Regulation" below.

      At December 31, 2000 and 1999, loans secured by commercial real estate totaled $328 million and $251 million, respectively, or approximately 34.3% and 30.5%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2000 and 1999, construction loans secured by projects under construction and the land on which the projects are located aggregated $144 million and $111 million, respectively, or 15.1% and 13.5%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

      The Bank's commercial real estate and construction loan portfolio consists of loans with diverse collateral types. The following table sets forth loans that are secured by certain types of collateral. These collateral types represent the three highest percentage concentrations of commercial real estate and construction loan types to the total loan portfolio.

                                                                  Loan to Value
                                                  Percentage of   Ratio Based on      Non-performing
                                                    Total Loan       Internal           Loans at
         Collateral Type            Loan Balance    Portfolio     Calculations      December 31, 2000
-----------------------------      -------------    ---------     ------------      -----------------
                                                     (Dollars in thousands)
Motels                             $97,776             10.2%          57%                  $  767
Health Care Facilities             $51,750              5.4%          57%                  $   --
Recreational Facilities            $35,362              3.7%          52%                  $2,362

      The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2000, this limit was approximately $24.5 million. See "Government Supervision and Regulation." At December 31, 2000 the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2000, the Bank's largest relationship totaled $17.7 million. All loans included in this relationship were current at December 31, 2000.

      Commercial real estate and construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, commercial real estate and construction loans are generally made with adjustable rates of interest or, if made on a fixed-rate basis, for relatively short terms. Nevertheless, commercial real estate lending entails significant additional risks as compared with residential mortgage lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by commercial properties is typically dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally.

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

      Other Commercial Lending

      At December 31, 2000 and 1999, respectively, Great Southern had $85.3 million and $100.4 million in other commercial loans outstanding, or 8.9% and 12.2%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

      Great Southern expects to continue to maintain or increase the current percentage of other commercial loans in its total loan portfolio by originating loans, subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

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

      The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. The majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri. Great Southern intends to continue its commercial lending in this geographic area.

      As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2000, Great Southern had 78 letters of credit outstanding in the aggregate amount of $12.4 million. Approximately 88% of the aggregate amount of these letters of credit were secured, including one $7.8 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

      Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $91.2 million and $74.4 million at December 31, 2000 and 1999, respectively, or 9.6% and 9.1%, respectively, of the Bank's total loan portfolio.

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

      Beginning in fiscal year June 30, 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. At December 31, 2000, the Bank had $53.9 million of indirect auto loans in its portfolio. While the Bank's initial concentrated effort has been on automobiles, the program is available for use with most tangible products where financing of the product is provided through the seller.

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

      Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loan such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

Originations, Purchases, Sales and Servicing of Loans

      The Bank originates loans through internal loan production personnel located in the Bank's main and branch offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations.

      Management does not expect the high level of originations experienced during the past five years to continue. However, as long as the lower interest rate environment continues, there is a higher level of financing and refinancing expected than would exist in a higher rate environment.

      Great Southern may also purchase whole real estate loans and participation interests in real estate loans from private investors, such as other banks, thrift institutions and life insurance companies. This may limit Great Southern's ability to control its credit risk when it purchases participations in these loans. For instance, the terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower or information about the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

      A number of banks, both locally and regionally, do not have the capital to handle large commercial credits. In order to take advantage of this situation, beginning in fiscal June 30, 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial business loans. Great Southern subjects these loans to the normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $13.9 million of these loans in the fiscal year ended December 31, 2000 and $3.1 million in the fiscal year ended December 31, 1999. Of the total $43.2 million of purchased participation loans outstanding at December 31, 2000, $31.0 million was purchased from one other institution, all of which was secured by property located in northern Arkansas. None of these loans were non-performing at December 31, 2000.

      There have been no whole loan purchases by the Bank in the last five years. At December 31, 2000 and 1999, approximately $5.0 million, or .5% and $7.0 million, or .9%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

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

      The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $34.9 million, $32.2 million, $26.1 million and $72.6 million during the fiscal years 2000 and 1999, the short fiscal year ended December 31, 1998 and the fiscal year ended June 30, 1998, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

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

      The Bank sold guaranteed student loans in aggregate amounts of $12.4 million, $20.8 million, $3.1 million and $9.7 million during 2000 and 1999, the short fiscal year ended December 31, 1998 and the fiscal year ended June 30, 1998, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

      Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for 2000 and 1999, the short fiscal year ended December 31, 1998 and fiscal year ended June 30, 1998 were $570,000, $1,098,000, $386,000 and $1,125,000, respectively. Of these amounts, $103,000,
$268,000, $31,000 and $125,000, respectively, were gains from the sale of guaranteed student loans and $467,000, $830,000, $355,000 and $1,000,000, respectively, were gains from the sale of fixed-rate residential loans.

      Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $48 million and $56 million at December 31, 2000 and 1999, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2000 and 1999, of $180,000 and $181,000, respectively.

      In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $610,000, $961,000, $301,000 and $502,000 for the years ended December 31, 2000 and 1999, the short year ended December 31, 1998 and the fiscal year ended June 30, 1998, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this issue see Note 1 of the Notes to Consolidated Financial Statements.

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

      Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The President and Senior Lending Officer also work with the commercial loan officers to see that necessary steps are taken to collect delinquent loans. In addition, the Bank has a Problem Loan Committee which meets at least monthly and reviews all classified assets, as well as other loans which management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure proceedings on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

         The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2000.

                                              Loans Delinquent for 30-89 Days
                                           -----------------------------------
                                                                  Percent of
                                                                     Total
                                                                  Delinquent
                                             Number    Amount       Loans
                                           ---------  --------   -----------
                                                 (Dollars in thousands)
Real Estate:
 One- to four-family                          20     $   826          7%
 Other residential                             1       1,036          9
 Commercial                                   16       4,863         43
 Construction or development                   7       1,493         13
Consumer and overdrafts                      616       1,890         17
Other commercial                              11       1,211         11
                                             ---     -------        ---
Total                                        671     $11,319        100%
                                             ===     =======        ===

Classified Assets

      Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off-balance sheet items classified at December 31, 2000.

                                                                                        Total        Allowance for
         Asset Category             Substandard       Doubtful          Loss          Classified        Losses
------------------------------      -----------     ------------      --------        ----------     -------------
                                                               (Dollars in thousands)
Loans                                 $19,268           $77             $ --           $19,345          $18,694
Foreclosed assets                       2,688            --               --             2,688               --
                                      -------           ---             ----           -------          -------

Total                                 $21,956           $77             $ --           $22,033          $18,694
                                      =======           ===             ====           =======          =======

      The table below sets forth the amounts and categories of gross non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank's loan portfolio at the times indicated. Loans generally are placed on non-accrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful. For all years presented, the Bank has not had any troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. It has been the Bank's practice to sell its foreclosed assets to new borrowers and occasionally to originate loans with higher loan-to-value ratios than those generally allowed for the Bank's one- to four-family residential loans.

                                                          December 31,                           June 30,
                                             -------------------------------------     ----------------------------
                                               2000           1999          1998           1998           1997
                                             --------       --------      --------       --------       --------
                                                                    (Dollars in thousands)
Non-accruing loans:
 One- to four-family residential              $2,171          $ 880          $ 137          $ 522         $2,018
 Other residential                                --          1,002          2,554          4,535          3,826
 Commercial real estate                        4,112          4,371          2,496          1,687            316
 One- to four-family construction                 --              1             --             91            655
 Consumer                                        109            146             33            147            219
 Other commercial                              1,236            444          1,061             80            600
 Commercial construction                       4,858          2,377          1,137             --             --
                                             -------       --------        -------        -------        -------

 Total gross non-accruing loans               12,486          9,221          7,418          7,062          7,634
                                             -------       --------        -------        -------        -------
Loans over 90 days delinquent
 still accruing interest:
 One- to four-family residential                  --             49          2,243             --             --
 Consumer                                         --             --            244             --             --
 Other commercial                                 --             --            241             --             --
                                             -------       --------        -------        -------        -------

 Total over 90 days accruing loans                --             49          2,728             --             --
                                             -------       --------        -------        -------        -------

Other impaired loans                              --             --             --          2,278             --
                                             -------       --------        -------        -------        -------
Loans in connection with sales of
 foreclosed assets                                --             --             --            145            246
                                             -------       --------        -------        -------        -------

 Total gross non-performing loans             12,486          9,270         10,146          9,485          7,880
                                             -------       --------        -------        -------        -------
Foreclosed assets:
 One- to four-family residential                 165            167            438            400            544
 Other residential                                --             --          1,075            175          1,150
One- to four-family construction                 508             --             --             --             --
 Commercial real estate                        1,645            650          1,297          4,176          4,276
                                             -------       --------        -------        -------        -------

 Total foreclosed assets                       2,318            817          2,810          4,751          5,970
                                             -------       --------        -------        -------        -------
Repossessions                                    370             --             --             --             --
                                             -------       --------        -------        -------        -------

Total gross non-performing assets            $15,174        $10,087        $12,956        $14,236        $13,850
                                             =======        =======        =======        =======        =======
Total gross non-performing assets as a
 percentage of average total assets             1.50%          1.09%          1.61%          1.90%          2.07%
                                                ====           ====           ====           ====           ====

      Gross impaired loans totaled $12,486,000 at December 31, 2000 and $9,270,000 at December 31, 1999.

      For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2,637,000. The amount that was included in interest income on these loans was $1,671,000 for the year ended December 31, 2000.

      The level of non-performing assets is primarily attributable to the Bank's commercial real estate, other residential, commercial construction and commercial business lending activities. These activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in fiscal December 31, 2000, and at a rate less than that of the Bank's commercial lending portfolio in the year ended December 31, 1999, in the six months ended December 31, 1998 and in fiscal years ended June 30, 1998 and 1997. For a discussion of significant non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Allowance for Losses on Loans and Foreclosed Assets

      Management periodically reviews Great Southern's allowance for loan losses, considering numerous factors, including, but not necessarily limited to, general economic conditions, loan portfolio composition, prior loss experience, and independent appraisals. Further allowances are established when management determines that the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of the acquisition and sale or when management determines a borrower of an unsecured loan will be unable to make full repayment. Allowances for estimated losses on foreclosed assets (real estate and other assets acquired through foreclosure) are charged to expense, when in the opinion of management, any significant and permanent decline in the market value of the underlying asset reduces the market value to less than the carrying value of the asset.

      The Bank has maintained a strong lending presence in the Branson area during recent years, primarily due to the substantial growth in the area. While management believes the loans it has funded have been originated pursuant to sound underwriting standards, and individually have no unusual credit risk, the short period of time in which the Branson area has grown, the reduction in values of real estate and the lower than expected increase in tourists visiting the area during recent years, causes some concern as to the credit risk associated with the Branson area as a whole. Due to this concern and the overall growth of the loan portfolio, and due more specifically to the growth of the commercial business, consumer and commercial real estate loan portfolios, management provided increased levels of loan loss allowances over the past few years.

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

      At December 31, 2000 and 1999, Great Southern had an allowance for losses on loans of $18.7 million and $17.3 million, respectively, of which $3.0 million and $2.7 million, respectively, had been allocated as an allowance for specific loans, and $1.7 million and $0.8 million, respectively, had been allocated for impaired loans. The allowance is discussed further in Note 3 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                   December 31,
                                         ----------------------------------------------------------------------
                                               2000                    1999                     1998
                                         ----------------------------------------------------------------------
                                                       % of                    % of                    % of
                                                      Loans to                Loans to               Loans to
                                                       Total                   Total                   Total
                                           Amount      Loans       Amount      Loans        Amount     Loans
                                         ----------   -------     --------    --------    ---------- ---------
                                                                 (Dollars in thousands)
One- to four-family residential and
 construction                            $ 1,164        28.5%      $ 798        30.1%     $ 1,254       33.4%
Other residential and construction           444        11.0         375        10.3          613       12.4
Commercial real estate and
 construction and other commercial        12,647        50.9      12,003        50.5        9,719       45.7
Consumer and overdrafts                    2,236         9.6       1,567         9.1        1,211        8.5
Unallocated                                2,203          --       2,550          --        4,131         --
                                         -------       -----     -------       -----      -------      -----
Total                                    $18,694       100.0%    $17,293       100.0%     $16,928      100.0%
                                         =======       =====     =======       =====      =======      =====

                                                           June 30,
                                         -------------------------------------------------
                                                1998                     1997
                                         ----------------------  -------------------------
                                                         % of                     % of
                                                       Loans to                  Loans to
                                                         Total                    Total
                                              Amount     Loans      Amount        Loans
                                            ---------- ---------  ----------     --------
                                                      (Dollars in thousands)
One- to four-family residential and
 construction                                 $ 811       33.5%     $1,039        41.0%
Other residential and construction              615       13.5          35        16.1
Commercial real estate and
 construction and other commercial           11,348       46.4       9,699        38.5
Consumer and overdrafts                         743        6.6         502         4.4
Unallocated                                   2,586         --       4,249          --
                                            -------      -----     -------       -----
Total                                       $16,373      100.0%    $15,524       100.0%
                                            =======      =====     =======       =====

      The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                             December 31,                    June 30,
                                                  --------------------------------     --------------------
                                                    2000        1999         1998        1998        1997
                                                  -------      -------     -------     -------     -------
                                                                    (Dollars in thousands)
Balance at beginning of period                    $17,293      $16,928     $16,373     $15,524     $14,356
                                                  -------      -------     -------     -------     -------
Charge-offs:
 One- to four-family residential                      254          114         ---          45         185
 Other residential                                    ---          ---         187          67          34
 Commercial real estate                               260          131         185         529         364
 Construction                                         218          375         ---          82          14
 Consumer and overdrafts                            2,116        1,870       1,077         287          70
 Other commercial                                     303          316          50         133           9
                                                  -------      -------     -------     -------     -------
 Total charge-offs                                  3,151        2,806       1,499       1,143         676
                                                  -------      -------     -------     -------     -------

Recoveries:
 One- to four-family residential                       66           33         147          22         ---
 Other residential                                    ---          ---         ---           1          11
 Commercial real estate and construction              166           64         ---          68          88
 Consumer and overdrafts                            1,019          793         552          10           9
 Other commercial                                     195          219          64          38          30
                                                  -------      -------     -------     -------     -------

 Total recoveries                                   1,446        1,109         763         139         138
                                                  -------      -------     -------     -------     -------
Net charge-offs                                     1,705        1,697         736       1,004         538
Provision for losses on loans                       3,106        2,062       1,291       1,853       1,706
                                                  -------      -------     -------     -------     -------

Balance at end of period                          $18,694      $17,293     $16,928     $16,373     $15,524
                                                  =======      =======     =======     =======     =======

Ratio of net charge-offs to average loans
 outstanding                                         0.20%        0.23%       0.23%       0.16%       0.09%
                                                     ====         ====        ====        ====        ====

Investment Activities

      The Bank's investment securities portfolio at December 31, 2000 and 1999, contained one security with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies. This security was issued by The Missouri Development Finance Board and has an aggregate book and market value of approximately $9,986,000 at December 31, 2000.

      As of December 31, 2000 and 1999, the Bank held approximately $27.8 million and $37.6 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had market values of approximately $27.7 million and $37.4 million, respectively. In addition, as of December 31, 2000 and 1999, the Company held approximately $126.4 million and $79.9 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale.

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

                                                                            December 31, 2000
                                                    ---------------------------------------------------------------
                                                                        Gross           Gross        Approximate
                                                      Amortized       Unrealized      Unrealized         Fair
                                                         Cost           Gains           Losses          Value
                                                    --------------- --------------- --------------- ---------------
                                                                      (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies                                $114,321          $554            $ 99        $114,776
Collateralized mortgage obligations                        3,424            14             ---           3,438
Equity securities                                          8,080           115             ---           8,195
                                                        --------          ----            ----        --------
Total available-for-sale securities                     $125,825          $683            $ 99        $126,409
                                                        ========          ====            ====        ========

HELD-TO-MATURITY SECURITIES:
U.S. government agencies                                  $6,999         $ ---            $ 17         $ 6,982
States and political subdivisions                         17,101            17             107          17,011
Corporate bonds                                            2,805            95              25           2,875
Mortgage-backed securities                                   853             3               6             850
                                                         -------          ----            ----         -------
Total held-to-maturity securities                        $27,758          $115            $155         $27,718
                                                         =======          ====            ====         =======

                                                                        December 31, 1999
                                                  ------------------------------------------------------------
                                                                      Gross           Gross        Approximate
                                                    Amortized       Unrealized      Unrealized         Fair
                                                       Cost           Gains           Losses          Value
                                                  --------------- --------------- --------------- ------------
                                                                      (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies                             $72,714             $65           $ 134         $72,645
Equity securities                                      8,153             ---             907           7,246
                                                     -------             ---          ------         -------
Total available-for-sale securities                  $80,867             $65          $1,041         $79,891
                                                     =======             ===          ======         =======

HELD-TO-MATURITY SECURITIES:
U.S. Treasury                                          $ 100           $ ---          $  ---           $ 100
U.S. government agencies                              24,242             ---             141          24,101
States and political subdivisions                     11,470             ---              89          11,381
Corporate bonds                                          800             ---             ---             800
Mortgage-backed securities                             1,034             ---             ---           1,034
                                                     -------             ---          ------         -------
Total held-to-maturity securities                    $37,646           $ ---            $230         $37,416
                                                     =======             ===          ======         =======

      The following table presents the contractual maturities and weighted average yields of available-for-sale debt securities at December 31, 2000. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                          Amortized      Approximate
                                                                 Cost       Yield         Fair Value
                                                               --------   ---------      -----------
                                                                     (Dollars in thousands)

In one year or less                                             $20,165      5.86%          $20,101
After one through five years                                     94,156      6.83%           94,674
Securities not due on a single maturity date                      3,424      6.42%            3,439
                                                               --------                    --------
Total                                                          $117,745                    $118,214
                                                               ========                    ========

      The following table presents the contractual maturities and weighted average yields of held-to-maturity securities at December 31, 2000. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                          Amortized      Approximate
                                                                 Cost       Yield         Fair Value
                                                               --------   ---------      -----------
                                                                     (Dollars in thousands)
In one year or less                                             $16,996      6.28%         $16,979
After ten years                                                   9,909      8.87%           9,889
Securities not due on a single maturity date                        853     15.13%             850
                                                               --------                   --------
Total                                                           $27,758                    $27,718
                                                               ========                   ========

Sources of Funds

      General. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines, Iowa ("FHLBank") and other borrowings, loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates as well as the volume of originations.

      Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates. In recent years, the Bank has been required by market conditions to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts. The composition of the Bank's deposits at the end of recent periods is set forth below.

      The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Company at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                              December 31,
                                             --------------------------------------------------------------------------------------
                                                     2000                             1999                         1998
                                             --------------------------     ------------------------     --------------------------
                                                             Percent of                   Percent of                    Percent of
                                               Amount          Total          Amount         Total         Amount          Total
                                              ---------       --------       --------     ----------      ---------     ----------
                                                                            (Dollars in thousands)
Time deposits:
 0.00% - 3.99%                                $     94            .01%      $  1,153            .18%      $    435            .07%
 4.00% - 4.99%                                  14,847           1.98         79,429          12.69         69,178          11.58
 5.00% - 5.99%                                 123,103          16.39        280,688          44.85        259,844          43.48
 6.00% - 6.99%                                 360,825          48.04         69,525          11.11         32,262           5.40
 7.00% - 7.99%                                  46,221           6.15          3,527            .56          3,845            .64
 8.00% and above                                   225            .03             30            ---            240            .04
                                              --------        -------       --------      ---------       --------      ---------

Total Time deposits                            545,316          72.60        434,352          69.39        365,804          61.21
Non-interest-bearing demand deposits            60,353           8.04         47,360           7.57         43,211           7.23
Savings deposits
    (2.51%-2.50%-2.50%-2.51%)                   20,400           2.72         29,613           4.73         32,190           5.39
Interest-bearing demand deposits
   (2.23%-1.86%-2.39%-2.25%)                   124,973          16.64        114,575          18.31        156,420          26.17
                                              --------        -------        -------      ---------       --------      ---------

Total Deposits                                $751,042         100.00%      $625,900         100.00%      $597,625         100.00%
                                              ========        =======       ========         ======       ========         ======

                                            June 30,
                                              1998
                                    ------------------------
                                                   Percent of
                                        Amount        Total
                                       --------   ----------
                                      (Dollars in thousands)
Time deposits:
 0.00% - 3.99%                         $     62         .01%
 4.00% - 4.99%                           17,476        3.18
 5.00% - 5.99%                          257,704       46.87
 6.00% - 6.99%                           51,064        9.29
 7.00% - 7.99%                            3,711         .68
 8.00% and above                            251         .05
                                       --------      ------

Total Time deposits                     330,268       60.08
Non-interest-bearing demand deposits     29,375        5.34
Savings deposits
    (2.51%-2.50%-2.50%-2.51%)            34,644        6.30
Interest-bearing demand deposits
   (2.23%-1.86%-2.39%-2.25%)            155,485       28.28
                                       --------      ------

Total Deposits                         $549,772      100.00%
                                       ========      ======

      A table showing maturity information for the Bank's time deposits as of December 31, 2000, is presented in Note 5 of the Notes to Consolidated Financial Statements.

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

      The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2000. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                    Maturity
                              --------------------------------------------------------------------------------------
                                     3              Over 3             Over             Over
                                  Months or        Months to          6 to 12            12
                                    Less           6 Months            Months           Months             Total
                              ----------------  ----------------  ---------------  ---------------   ---------------
                                                             (Dollars in thousands)
Time deposits:
 Less than $100,000                   $55,272           $50,636          $38,490          $36,566          $180,964
 $100,000 or more                      21,443            17,164           12,748           10,275            61,630
 Brokered                              42,528            35,338           67,521          141,317           286,704
 Public funds(1)                       10,178             4,659              552              629            16,018
                                   ----------        ----------       ----------       ----------        ----------
Total                                $129,421          $107,797         $119,311         $188,787          $545,316
                                   ==========        ==========       ==========       ==========        ==========

--------------
(1)  Deposits from governmental and other public entities.

      Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2000, the Bank had approximately $286.7 million in brokered deposits.

      Unlike non-brokered deposits where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits.

      In 2000, the Company began using interest rate swaps to manage its interest rate risks from recorded financial assets and liabilities. During 2000 the Company entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates.

      Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the Federal Reserve Bank ("FRB") and other borrowings.

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

      The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (2) a temporary spike in interest rates on other funding sources that are being used; or (3) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2000 that would have allowed approximately $61.0 million to be borrowed under the above arrangement.

      The Company has a line of credit available with a commercial bank. The amount available under the line of credit is $25,000,000. At December 31, 2000, the amount outstanding was $15,500,000.

      The Company has borrowing arrangements in place with the brokerage firms it conducts business with to borrow on margin against its available-for-sale securities. These borrowings are limited to a percent of the market value of the collateral, generally 50%, and are used by the Company for short-term cash needs including the purchase of available-for-sale securities and the repurchase of the Company's stock. At December 31, 2000, the amount outstanding was $2,340,000.

      The following table sets forth the maximum month-end balances and average daily balances of FHLBank advances and other borrowings during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                           Year Ended        Year Ended         Short Period
                                          December 31,      December 31,     Ended December 31,   Year Ended June
                                              2000              1999               1998              30, 1998
                                          ------------     -------------     -------------------  ----------------
                                                                (Dollars in thousands)
Maximum Balance:
FHLBank advances                            $267,968           $200,531            $169,593           $211,270
Other borrowings                              57,195             61,111               2,387             41,176

Average Balances:
FHLBank advances                            $218,725           $165,192            $147,839           $161,913
Other borrowings                              37,973             19,680                 770             32,234

      The following table sets forth certain information as to the Company's FHLBank advances and other borrowings at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                               December 31,
                                            --------------------------------------------------
                                                2000               1999               1998           June 30, 1998
                                            -----------        -----------         -----------     ----------------
                                                                   (Dollars in thousands)
  FHLBank advances                             $234,378          $200,531           $158,452           $169,509
  Other borrowings                               57,195            61,111                798                ---
                                               --------          --------           --------           --------
Total borrowings                               $291,573          $261,642           $159,250           $169,509
                                               ========          ========           ========           ========

Weighted average interest                         6.41%             6.23%              5.60%              6.00%
 rate of FHLBank advances                         ====              ====               ====               ====

Weighted average interest                         6.99%             5.03%              7.20%                N/A
                                                  ====              ====               ====
 rate of other borrowings

Subsidiaries

      Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3% of its assets in service corporations. At December 31, 2000, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $1.7 million. GSFC is incorporated under the laws of the State of Missouri. This subsidiary is primarily engaged in the following activities:

      Great Southern Capital Management, Inc. At December 31, 2000, the Bank's total investment in Great Southern Capital Management ("Capital Management") was $729,000. Capital Management was incorporated and organized in 1988 under the laws of the state of Missouri. Capital Management is a registered broker/dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). Capital Management offers a full line of financial consultation, investment counseling and discount brokerage services including execution of transactions involving stocks, bonds, options, mutual funds and other securities. In addition, Capital Management is registered as a municipal securities dealer. Capital Management operates through Great Southern's branch office network. Capital Management had net income of $297,000 and $295,000 in the years ended December 31, 2000 and 1999, respectively.

      General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $141,000 and $113,000 in the years ended December 31, 2000 and 1999, respectively.

      Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2000, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from 19 full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $276,000 and $365,000 in the years ended December 31, 2000 and 1999, respectively.

      GSB One, L.L.C. At December 31, 2000 the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $282 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was incorporated in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

      GSB Two, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998. GSB Two is a Real Estate Investment Trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $26.9 million and $22.7 million in the years ended December 31, 2000 and 1999, respectively.

      Appraisal Services. Appraisal Services, Inc., incorporated in 1976, is a wholly-owned subsidiary of GSFC and performs primarily residential real estate appraisals for a number of clients, the majority of which are for the Bank and its loan customers. Appraisal Services, Inc. had net income (loss) of $12,000 and $(12,000) in the years ended December 31, 2000 and 1999, respectively.

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

Employees

      At December 31, 2000, the Bank and its affiliates had a total of 540 employees, including 149 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

      Bank Holding Company Regulation

      The Company is a bank holding company that has elected to be treated as a financial holding company by the Federal Reserve Board. Financial holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act, and the regulations of the Federal Reserve Board. As a financial holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

      Under Federal Reserve Board policy, a financial holding company must serve as a source of strength for its subsidiary banks. Under this policy the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

      Under the Bank Holding Company Act, a financial holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank or bank or financial holding company; or (iii) merging or consolidating with another bank or financial holding company.

      The Bank Holding Company Act also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, securities, insurance or merchant banking.

      Currently, the Company has permission from the FRB to hold up to 20% of the common stock of an unaffiliated financial institution holding company. At December 31, 2000, the Company owned approximately 16% of the outstanding common shares of this financial institution holding company, with recent increases having been the sole result of stock repurchases by that company.

      Interstate Banking and Branching

      Federal law allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Federal law also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

      Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

      Federal law also authorizes the OCC and the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. As required by federal law, the OCC, FDIC and FRB have prescribed regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production, including guidelines to ensure that interstate branches operated by an out-of-state bank in a host state reasonably help to meet the credit needs of the communities which they serve.

      Certain Transactions with Affiliates and Other Persons

      Transactions involving the Bank and its affiliates are subject to sections 23A and 23B of the Federal Reserve Act, which impose certain quantitative limits and collateral requirements on such transactions, and require all such transactions to be on terms at least as favorable to the Bank as are available in transactions with non-affiliates.

      All loans by Great Southern to its directors and executive officers are subject to FRB regulations restricting loans and other transactions with affiliated persons of Great Southern. Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-affiliates. The Company may have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to a broad group of employees within guidelines defined by the policy. The Bank has such a policy in place that allows for loans to full-time employees.

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

      Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues. Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired.

      The Federal banking agencies have adopted capital-related regulations. Under those regulations, a bank will be well capitalized if it: (i) has a risk-based capital ratio of 10% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 6% or greater; and (iii) has a ratio of Tier I capital to adjusted total assets of 5% or greater. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a risk-based capital ratio of 8% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) has a ratio of Tier I capital to adjusted total assets of 4% or greater. As of December 31, 2000, the Bank was "well capitalized."

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

      The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2000, the Company was "well capitalized" under the two Tier I capital ratios described above and was "adequately capitalized" under the Total Risk-Based capital ratio described above.

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

      The FDIC collects assessments against BIF and SAIF assessable deposits to service the debt on bonds during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2000, the assessment rate for both BIF and SAIF insured institutions was 2.02 basis points per $100 of assessable deposits.

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

      Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2000, the Bank was in compliance with these reserve requirements.

      Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the Federal Reserve Bank. See "Sources of Funds Borrowings" above.

      Federal Home Loan Bank System

      The Bank is a member of the FHLBank of Des Moines, which is one of 12 regional FHLBanks.

      As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% (or such greater percentage as established by the FHLBank) of its outstanding FHLBank advances. At December 31, 2000, Great Southern had $14.1 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five and one-half years, such dividends have averaged 6.81% and were 6.92% for year the ended December 31, 2000.

      Legislative and Regulatory Proposals

      Any changes in the extensive regulatory scheme to which the Company or the Bank is and will be subject, whether by any of the Federal banking agencies or Congress, could have a material effect on the Company or the Bank, and we cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have.

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

      Bad Debt Deduction

      Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for two years. The amount of post 1987 recapture for the Bank is estimated at $5.2 million which would create tax of approximately $1.8 million, or $300,000 per year for each of the six years. The $1.8 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid. At December 31, 2000, the Company's net deferred tax asset included a deferred tax liability of approximately $900,000 for this bad debt allowance recapture.

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

      Missouri Taxation

      Missouri based banks, such as the Bank, are subject to a franchise tax which is imposed on the larger of (i) the bank's net income at the rate of 7% of the net income (determined without regard for any net operating losses); or (ii) the bank's assets at a rate of .033% of total assets less deposits and the investment in greater than 50% owned subsidiaries. Missouri based banks are entitled to a credit against the franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others.

      The Company and all subsidiaries are subject to an income tax that is imposed on the corporation's net income at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank, but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return.

      Delaware Taxation

      As a Delaware corporation, the Company is required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of Company common stock.

      Examinations

      The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service with respect to consolidated federal income tax returns, and as such, these returns have been closed without audit through June 30, 1997.

ITEM 2. PROPERTIES

      The following table sets forth certain information concerning the main corporate office and each branch office of the Company at March 16, 2001. The aggregate net book value of the Company's premises and equipment was $10 million at December 31, 2000 and $10 million at December 31, 1999. See also Note 4 and
Note 11 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of Management, the facilities are adequate and suitable for the needs of the Company.

                                                                                                    Leased
                                                                                                  Expiration
                                                                       Year        Owned or      (Including any
            Location                                                  Opened        Lease        Renewal Option)
------------------------------------------------------------------ ------------- ------------ --------------------
CORPORATE HEADQUARTERS AND BANK:

1451 E. Battlefield                      Springfield, Missouri         1976         Owned             N/A

BRANCH BANKS:

430 South Avenue                         Springfield, Missouri         1983         Owned             N/A

Kearney at Kansas                        Springfield, Missouri         1976        Leased*           2022

2410 N. Glenstone                        Springfield, Missouri         1977        Leased*           2003

1955 S. Campbell                         Springfield, Missouri         1979        Leased*           2020

3961 S. Campbell                         Springfield, Missouri         1998        Leased            2028

2631 E. Sunshine                         Springfield, Missouri         1988        Leased*           2002

1580 W. Battlefield                      Springfield, Missouri         1985        Leased*           2017

723 N. Benton                            Springfield, Missouri         1985         Owned             N/A

Highway 14                               Nixa, Missouri                1995        Leased*           2019

1505 S. Elliot                           Aurora, Missouri              1985        Leased            2006

Jefferson & Washington                   Ava, Missouri                 1982         Owned             N/A

110 W. Hensley                           Branson, Missouri             1982         Owned             N/A

919 W. Dallas                            Buffalo, Missouri             1976         Owned             N/A

527 Ozark                                Cabool, Missouri              1989        Leased            2006

400 S. Garrison                          Carthage, Missouri            1990         Owned             N/A

1710 E. 32nd Street                      Joplin, Missouri              1989        Leased*           2031

1232 S. Rangeline                        Joplin, Missouri              1998        Leased            2016

Highway 00 and 13                        Kimberling City,              1984         Owned             N/A
                                          Missouri

528 S. Jefferson                         Lebanon, Missouri             1978        Leased*           2028

714 S. Neosho Boulevard                  Neosho, Missouri              1991         Owned             N/A

Highway 54                               Osage Beach, Missouri         1987         Owned             N/A

1701 W. Jackson                          Ozark, Missouri               1997         Owned             N/A

208 South Street                         Stockton, Missouri            1988        Leased            2006

323 E. Walnut                            Thayer, Missouri              1978        Leased*           2011

1210 Parkway Shopping Center             West Plains, Missouri         1975        Owned              N/A

1729 W. Highway 76                       Branson, Missouri             1983        Owned              N/A

----------
* Building owned with land leased.

In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

      The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2000 was $974,000 compared to $1.6 million at December 31, 1999. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

      The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 108 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2000 and 1999 was $511,000 compared to $793,000 at December 31, 1999. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

ITEM 3. LEGAL PROCEEDINGS .

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

      None.

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

Steven G. Mitchem. Mr. Mitchem, age 49, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 36, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies. He was Accounting Director of a division of H&R Block from 1999 to 2000,

Division Controller of Bank One Corporation from 1996 to 1999 and an auditor with Baird, Kurtz and Dobson, prior to that.

Doug W. Marrs. Mr. Marrs, age 43, is Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Larry A. Larimore. Mr. Larimore, age 60, is Secretary of the Company and Secretary, Vice President B Compliance Officer of the Bank. He joined the Bank in 1998 and is responsible for Compliance and Internal Audit for the Company and Bank. Prior to joining the Bank, Mr. Larimore was a bank officer in the areas of lending, compliance and internal audit at a competing area bank from 1990 to 1998.

                                     PART II

      Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Market Information. The Company's Common Stock is listed on The Nasdaq Stock Market under the symbol "GSBC."

      As of December 31, 2000 there were 6,897,332 total shares outstanding and approximately 1,015 shareholders of record.

High/Low Stock Price

                               2000                       1999                       1998
                    --------------------------- -------------------------- --------------------------
                        High          Low          High          Low          High          Low
                    ------------- ------------- ------------ ------------- ------------ -------------
First Quarter        $22 1/4       $17 1/4       $24 1/2      $23 1/4       $26 1/4      $24
Second Quarter        19 25/32      15 5/16       26 15/16     23 5/8        26 3/8       25
Third Quarter         17 1/4        14 7/8        27 1/2       20 3/4        25 1/4       21 1/2
Fourth Quarter        16 1/8        14 5/8        22 3/4       21 1/4        26           21 3/4

The last inter-dealer bid for the Company's Common Stock on December 31, 2000 was $15.625.

Dividend Declarations

                                       December 31,      December 31,     December 31,
                                           2000              1999             1998
                                      ---------------- ----------------- ----------------
First Quarter                             $.125             $.125            $.110
Second Quarter                             .125              .125             .110
Third Quarter                              .125              .125             .110
Fourth Quarter                             .125              .125             .125

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2000 and 1999, to the six months ended December 31, 1998 and to the years ended June 30, 1998, 1997 and 1996 are derived from our consolidated financial statements, which have been audited by Baird, Kurtz and Dobson. The selected consolidated financial data as of and for the six months ended December 31, 1997 are derived from unaudited consolidated financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results as of and for the six months ended December 31, 1997 have been included. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Financial Statements and Supplementary Data." Results for past periods are not necessarily indicative of results that may be expected for any future period.

                                                           December 31,                        June 30,
                                                  --------------------------------- -------------------------------
                                                     2000        1999      1998(1)     1998       1997       1996
                                                  ----------   --------   --------   --------   --------   --------
                                                                         (Dollars in thousands)
Summary Statement of Condition Information:
  Assets......................................    $1,130,178   $964,803   $836,498   $795,091   $707,841   $668,105
  Loans receivable, net.......................       890,784    766,807    696,962    653,672    581,948    544,705
  Allowance for loan losses...................        18,694     17,293     16,928     16,373     15,524     14,356
  Available-for-sale securities...............       126,409     79,891      6,476      6,363      7,408      4,656
  Held-to-maturity securities.................        27,758     37,646     60,394     51,917     51,518     51,236
  Foreclosed assets held for sale, net........         2,688        817      2,810      4,751      5,651      9,862
  Allowance for foreclosed asset losses.......           ---        ---        ---        ---        319      1,086
  Intangibles.................................           264        404        543        626        ---      1,102
  Deposits....................................       751,042    625,900    597,625    549,773    456,370    395,238
  Total borrowings............................       291,573    261,642    159,250    169,509    180,566    197,057
  Stockholders' equity (retained
    earnings substantially restricted)........        71,049     68,926     68,382     67,409     60,348     67,808
  Average loans receivable....................       843,170    746,979    647,797    624,290    561,146    536,695
  Average total assets........................     1,013,963    928,182    805,170    747,901    670,172    643,885
  Average deposits............................       676,633    612,503    577,820    487,386    416,041    385,734
  Average stockholders' equity................        69,208     68,758     66,997     64,212     62,200     65,355
  Number of deposit accounts..................        73,394     73,932     74,375     74,070     69,762     60,649
  Number of full-service offices..............            27         27         27         27         25         25

                                              For the               For the                      For the
                                             Year Ended         Six Months Ended                Year Ended
                                            December 31,          December 31,                   June 30,
                                        ------------------    -------------------     -----------------------------
                                          2000       1999      1998(1)      1997        1998       1997      1996
                                        -------    -------     -------     ------     --------   -------    -------
                                                                   (Dollars in thousands)
Summary Income Statement
  Information:
Interest income:
  Loans............................     $76,671    $63,386     $30,332    $27,878     $57,537    $51,365    $49,884
  Investment securities and other..       8,751      4,652       2,153      2,163       4,395      4,175      4,054
                                        -------    -------     -------    -------     --------   -------    -------
                                         85,422     68,038      32,485     30,041      61,932     55,540     53,938
                                        -------    -------     -------    -------     --------   -------    -------
Interest expense:
  Deposits.........................      32,244     24,966      12,255     10,395      20,951     17,951     17,003
  Federal Home Loan Bank advances..      14,312      9,403       4,237      4,676       9,905     10,229     10,585
  Short-term borrowings............       2,305      1,094          38        530       1,136        642        544
                                        -------    -------     -------    -------     --------   -------    -------
                                         48,861     35,463      16,530     15,601      31,992     28,822     28,132
                                        -------    -------     -------    -------     --------   -------    -------

Net interest income................      36,561     32,575      15,955     14,440      29,940     26,718     25,806
Provision for loan losses..........       3,106      2,062       1,291        852       1,853      1,706      1,451
                                        -------    -------     -------    -------     --------   -------    -------
Net interest income after
  provision for loan losses........      33,455     30,513      14,664     13,588      28,087     25,012     24,355
                                        -------    -------     -------    -------     --------   -------    -------

Noninterest income:
  Commissions......................       7,024      7,054       3,136      2,586       5,652      4,969      4,413
  Service charges and ATM fees.....       5,968      4,502       2,390      1,753       3,841      2,785      2,381
  Net realized gains on sales of  loans     570      1,098         386        461       1,125        521        540
  Net realized gains (losses) on sales
   of available-for-sale securities          (9)       316         355        873       1,398        205        680
  Income on foreclosed assets......         295        ---         420        383         326        285        728
  Other income.....................       1,863      2,379       1,171        777       1,457      1,752      1,582
                                        -------    -------     -------    -------     --------   -------    -------
                                         15,711     15,349       7,858      6,833      13,799     10,517     10,324
                                        -------    -------     -------    -------     --------   -------    -------

Noninterest expense:
  Salaries and employee benefits...      13,642     13,765       5,743      5,227      10,829      9,234      8,382
  Net occupancy expense............       4,529      4,124       1,772      1,349       3,034      2,400      2,220
  Postage..........................       1,152      1,006         447        392         857        626        634
  Insurance........................         521        639         292        352         637      3,428      1,268
  Amortization of excess of cost over
    fair value of net assets acquired       160        160          83        ---          65      1,107        193
  Advertising......................         713        611         276        295         586        675        533
  Office supplies and printing.....         703        991         396        323         666        563        435
  Other operating expenses.........       4,084      3,871       2,297      1,945       3,844      2,405      2,609
                                        -------    -------     -------    -------     --------   -------    -------
                                         25,504     25,167      11,306      9,883      20,518     20,438     16,274
                                        -------    -------     -------    -------     --------   -------    -------

Income before income taxes.........      23,662     20,695      11,216     10,538      21,368     15,091     18,405
Provision for income taxes.........       8,184      7,018       3,858      3,058       6,924      5,751      7,111
                                        -------    -------     -------    -------     --------   -------    -------
Net income.........................     $15,478    $13,677      $7,358     $7,480     $14,444     $9,340    $11,294
                                        =======    =======      ======     ======     =======     ======    =======

                                                                 At or For the       At or For the           At or For the
                                                                  Year Ended       Six Months Ended            Year Ended
                                                                  December 31,        December 31,               June 30,
                                                                ----------------    ----------------    -------------------------
                                                                 2000      1999     1998(1)    1997      1998      1997      1996
                                                                ------    ------    ------    ------    ------    ------   ------
                                                                        (Dollars in thousands, except per share data)
Per Common Share Data:
  Basic earnings per common share......................         $ 2.16    $ 1.79     $ .93     $ .93    $ 1.79    $ 1.11   $ 1.27
  Diluted earnings per common share....................           2.12      1.76       .91       .91      1.76      1.10     1.23
  Cash dividends declared .............................            .50       .50       .24       .21       .43       .39      .35
  Book value...........................................          10.30      9.20      8.76      8.13      8.47      7.45     7.70
  Average shares outstanding...........................          7,166     7,620     7,897     8,082     8,052     8,394    8,926
  Year-end actual shares outstanding...................          6,897     7,489     7,803     8,066     7,962     8,105    8,812
  Year-end fully diluted shares outstanding............          7,098     7,601     8,012     8,218     8,204     8,488    9,218

Earnings Performance Ratios:(2)
  Return on average assets(3).........................            1.53%     1.56%     1.83%     2.08%     1.93%     1.39%    1.75%
  Return on average stockholders' equity(4)...........           22.36     19.98     21.97     24.04     22.49     15.02    17.28
  Non-interest income to average total assets ........            1.55      1.65      1.95      1.90      1.85      1.57     1.60
  Non-interest expense to average total assets .......            2.52      2.87      2.81      2.75      2.74      3.04     2.53
  Average interest rate spread(5).....................            3.18      3.36      4.02      3.78      3.79      3.79     3.82
  Year-end interest rate spread.......................            3.26      3.40      3.62      3.75      3.81      3.90     3.72
  Net interest margin(6)..............................            3.74      3.86      4.32      4.18      4.18      4.17     4.21
  Adjusted efficiency ratio (excl. foreclosed assets)(7)         49.07     52.51     48.33     47.31     47.20     55.22    45.97
  Net overhead ratio(8)...............................             .97      1.06       .87       .85       .90      1.48      .92
  Common dividend pay-out ratio.......................           23.58     28.41     25.82     23.08     24.43     35.23    28.46

Asset Quality Ratios:(2)
  Allowance for loan losses/year-end loans............            2.06%     2.21%     2.37%     2.48%     2.44%     2.60%    2.56%
  Non-performing assets/year-end loans and foreclosed assets      1.66      1.26      1.46      2.20      1.81      2.30     2.83
  Allowance for loan losses/non-performing loans                149.72    194.48    228.20    155.26    227.18    197.01   243.03
  Net charge-offs/average loans.......................             .20       .23       .23       .09       .16       .10      .32
  Gross non-performing assets/year end assets                     1.34      1.05      1.55      1.84      1.79      1.96     2.52
  Non-performing loans/year-end loans.................            1.37      1.18      1.42      1.60      1.42      1.32     1.06

Balance Sheet Ratios:
  Loans to deposits...................................          118.61    122.51    116.62    134.11    118.90    127.52   137.82
  Average interest-earning assets as a percentage
   of average interest-bearing liabilities............          111.06    111.95    106.57    108.82    108.62    108.45   108.41

Capital Ratios:
  Average stockholders' equity to average assets                  6.83%     7.41%     8.32%     8.64%     8.59%     9.28%   10.15%
  Year-end tangible stockholders' equity to assets                6.26      7.10      8.11      8.67      8.40      8.53     9.98
  Great Southern Bank:
     Tier 1 risk-based capital ratio..................            8.91      8.97      9.65      9.95      9.71     10.37    11.77
     Total risk-based capital ratio...................           10.17     10.23     10.92     11.22     10.98     11.65    13.02
     Tier 1 leverage ratio............................            7.36      7.45      8.15      7.49      7.52      7.69     8.47

Ratio of Earnings to Fixed Charges:(9)
  Including deposit interest..........................            1.48x     1.58x     1.68x     1.68x     1.67x     1.52x    1.65x
  Excluding deposit interest..........................            2.42x     2.97x     3.62x     3.02x     2.94x     2.39x    2.65x

----------
(1)   In 1998, we changed our fiscal year-end from June 30 to December 31.
(2)   Certain financial ratios for interim periods have been annualized.
(3)   Earnings divided by average total assets.
(4)   Earnings divided by average stockholders' equity.
(5) Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(6)   Net interest income divided by average interest-earning assets.
(7) Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(8) Non-interest expense less non-interest income divided by average total assets.
(9) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

      The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

      The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains and losses on sales of loans and available-for-sale investments, service charges and ATM fees, commissions earned by non-bank subsidiaries and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, office expenses and other general operating expenses.

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

Potential Impact of Accounting Principles to Be Implemented in the Future

      The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Hedging Activities, in the first quarter of the year ending December 31, 2001. The principal effects of adoption of SFAS 133 and SFAS 138 relate to reclassification as available-for-sale of certain debt securities previously classified as held-to-maturity and recognition of outstanding interest rate swaps as hedges against changes in the fair value of certain fixed rate brokered certificates of deposit caused by changes in market rates of interest. These changes will not have a material impact on the Company's financial statements.

Asset and Liability Management and Market Risk

      A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms to maturity and the purchase of other shorter term interest-earning assets. Since the Company uses laddered brokered deposits and FHLBank advances to fund a portion of its loan growth, the Company's assets tend to reprice more quickly than its liabilities.

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

How We Measure the Risk To Us Associated with Interest Rate Changes

      In an attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor Great Southern's interest rate risk. In monitoring interest rate risk we regularly analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to actual or potential changes in market interest rates.

      The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2000, the ratio of Great Southern's one-year gap to total assets was a negative 3.7% and its ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year was 0.95.

      Interest rate risk exposure estimates (the sensitivity gap) are not exact measures of an institution's actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Bank's sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Bank's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and cause a change, which potentially could be material, in the Bank's interest rate risk.

      In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern's interest-earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern which are implemented by the asset and liability committee. The asset and liability committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern's senior management. The purpose of the asset and liability committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board-approved policies. The asset and liability committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the asset and liability committee as necessary recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

      In order to manage its assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, Great Southern has focused its strategies on originating adjustable rate loans, and managing its deposits and borrowings to establish stable relationships with both retail customers and wholesale funding sources.

      At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, we may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin.

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

      In 2000, the Company began using interest rate swap derivatives to manage its interest rate risks from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate risk.

      The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2000. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

                                                                            December 31,
                                                     ----------------------------------------------------------------
                                                       2001          2002          2003          2004         2005
                                                     --------      --------       -------       -------      -------
                                                                          (Dollars in thousands)
Financial Assets:
    Interest bearing deposits                            $905           ---           ---           ---          ---
        Weighted average rate                            5.73%          ---           ---           ---          ---
    Available-for-sale equity securities               $8,195           ---           ---           ---          ---
        Weighted average rate                            3.99%          ---           ---           ---          ---
    Available-for-sale debt securities                $20,101       $72,287        $9,776        $6,993       $5,618
        Weighted average rate                            5.86%        6.67%         6.65%         6.46%        6.65%
    Held to maturity securities                       $16,996           ---           ---           ---          ---
        Weighted average rate                            6.28%          ---           ---           ---          ---
    Adjustable rate loans                            $193,965       $81,106       $51,029       $88,341      $71,397
        Weighted average rate                            9.84%        9.88%         9.86%         9.84%        9.67%
    Fixed rate loans                                  $43,075       $30,591       $33,327        12,866      $15,227
        Weighted average rate                            9.61%        10.45%        10.05%        10.56%       10.67%
    Federal Home Loan Bank stock                          ---           ---           ---           ---          ---
        Weighted average rate                             ---           ---           ---           ---          ---

Financial Liabilities:
    Savings deposits                                  $20,400           ---           ---           ---          ---
        Weighted average rate                            2.51%          ---           ---           ---          ---
    Time deposits                                    $357,019      $112,538       $39,433       $11,401      $19,631
        Weighted average rate                            6.32%         6.47%         5.99%         6.36%        6.27%
    Interest bearing demand                          $124,973           ---           ---           ---          ---
        Weighted average rate                            2.23%          ---           ---           ---          ---
    Non-interest bearing demand                       $60,353           ---           ---           ---          ---
        Weighted average rate                             ---           ---           ---           ---          ---
    Federal Home Loan Bank and short-
      term borrowings                                $157,831        $1,227       $31,327       $25,914       $3,280
        Weighted average rate                            6.69%         6.79%         6.66%         6.85%        6.64%

                                                                                 2000
                                                                                 Fair
                                                  Thereafter      Total          Value
                                                  ----------    ---------      --------
                                                         (Dollars in thousands)
Financial Assets:
    Interest bearing deposits                           ---         $905           $905
        Weighted average rate                           ---         5.73%           ---
    Available-for-sale equity securities                ---       $8,195         $8,195
        Weighted average rate                           ---         3.99%           ---
    Available-for-sale debt securities               $3,439     $118,214       $118,214
        Weighted average rate                          6.42%        6.51%           ---
    Held to maturity securities                     $10,762      $27,758        $27,718
        Weighted average rate                          9.37%        7.48%           ---
    Adjustable rate loans                          $246,616     $732,454       $746,289
        Weighted average rate                          8.87%        9.50%           ---
    Fixed rate loans                                 41,938     $177,024       $172,684
        Weighted average rate                          8.80%        9.81%            --
    Federal Home Loan Bank stock                    $14,095      $14,095        $14,095
        Weighted average rate                          7.08%        7.08%           ---

Financial Liabilities:
    Savings deposits                                    ---      $20,400        $20,400
        Weighted average rate                           ---         2.51%           ---
    Time deposits                                   $ 5,294     $545,316       $546,008
        Weighted average rate                          6.03%        6.33%            --
    Interest bearing demand                             ---     $124,973       $124,973
        Weighted average rate                           ---         2.23%           ---
    Non-interest bearing demand                         ---      $60,353        $60,353
        Weighted average rate                           ---          ---            ---
    Federal Home Loan Bank and short-
      term borrowings                               $71,994     $291,573       $295,649
        Weighted average rate                          5.97%        6.52%           ---

Repricing

                                                                            December 31,
                                                     -----------------------------------------------------------------
                                                         2001         2002           2003          2004         2005
                                                      ---------     --------       -------       -------      -------
                                                                          (Dollars in thousands)
Financial Assets:
    Interest bearing deposits                            $905           ---           ---           ---          ---
        Weighted average rate                            5.73%          ---           ---           ---          ---
    Available-for-sale equity securities               $8,195           ---           ---           ---          ---
        Weighted average rate                            3.99%          ---           ---           ---          ---
    Available-for-sale debt securities                $65,412       $33,570        $9,799        $5,994          ---
        Weighted average rate                            6.55%         6.93%         6.81%         6.46%         ---
    Held to maturity securities                       $16,996           ---           ---           ---          ---
        Weighted average rate                            6.28%          ---           ---           ---          ---
    Adjustable rate loans                            $709,282        $7,825        $7,999          $736       $6,493
        Weighted average rate                            9.55%         7.45%         8.06%         7.42%        8.22%
    Fixed rate loans                                  $43,075       $30,591       $33,327       $12.886       15,227
        Weighted average rate                            9.63%        10.45%         9.98%        10.56%       10.67%
    Federal Home Loan Bank stock                      $14,095           ---           ---           ---          ---
        Weighted average rate                            7.08%          ---           ---           ---          ---

Financial Liabilities:
    Savings deposits                                  $20,400           ---           ---           ---          ---
        Weighted average rate                            2.51%          ---           ---           ---          ---
    Time deposits                                    $462,556       $63,342        $8,421        $4,412       $3,885
        Weighted average rate                            6.26%         6.63%         6.87%         6.30%        7.12%
    Interest bearing demand                          $124,973           ---           ---           ---          ---
        Weighted average rate                            2.23%          ---           ---           ---          ---
    Non-interest bearing demand                       $60,353           ---           ---           ---          ---
        Weighted average rate                             ---           ---           ---           ---          ---
    Federal Home Loan Bank and short-                $263,010        $1,227        $1,327        $2,914       $3,280
      term borrowings
        Weighted average rate                            6.51%         6.79%         6.89%         7.32%        6.64%

                                                                                        2000
                                                                                        Fair
                                                         Thereafter       Total        Value
                                                        -------------   ----------   ---------
                                                                 (Dollars in thousands)
Financial Assets:
    Interest bearing deposits                                 ---          $905          $905
        Weighted average rate                                 ---          5.73%          ---
    Available-for-sale equity securities                      ---        $8,195        $8,195
        Weighted average rate                                 ---          3.99%          ---
    Available-for-sale debt securities                     $3,439      $118,214      $118,214
        Weighted average rate                                6.42%         6.51%          ---
    Held to maturity securities                           $10,762       $27,758       $27,718
        Weighted average rate                                9.37%         7.48%          ---
    Adjustable rate loans                                    $119      $732,454      $746,289
        Weighted average rate                                8.13%         9.50%          ---
    Fixed rate loans                                      $41,938      $177,024      $172,684
        Weighted average rate                                8.83%         9.81%          ---
    Federal Home Loan Bank stock                              ---       $14,095       $14,095
        Weighted average rate                                 ---         7.08%           ---

Financial Liabilities:
    Savings deposits                                          ---       $20,400       $20,400
        Weighted average rate                                 ---          2.51%          ---
    Time deposits                                         $ 2,700      $545,316      $546,008
        Weighted average rate                                6.47%         6.33%          ---
    Interest bearing demand                                   ---      $124,973      $124,973
        Weighted average rate                                 ---          2.23%          ---
    Non-interest bearing demand                               ---       $60,353       $60,353
        Weighted average rate                                 ---           ---           ---
    Federal Home Loan Bank and short-
      term borrowings                                     $19,815      $291,573      $295,649
        Weighted average rate                                6.54%         6.52%          ---

Change in Fiscal Year

      In 1998, the Company changed its fiscal year end from June 30 to December
31. The six-month period ended December 31, 1998 transitions between the Company's old and new fiscal year ends. Because of this fiscal year change, the results of operations for the year ended December 31, 1999 have been compared to the results of operations for the year ended June 30, 1998.

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

      During the year ended December 31, 2000, the Company increased total assets by $165 million to $1.13 billion. A large portion of the increase was due to the increase in net loans of $124 million. The main loan areas experiencing increases were commercial real estate, commercial construction, consumer and one- to four-family residential. Total investment securities increased by $37 million, which was primarily an increase in available-for-sale United States government agency securities. Additionally, investment in FHLBank stock increased $3 million.

      Total liabilities increased $163 million from December 31, 1999 to December 31, 2000, to $1.06 billion. FHLBank advances increased $34 million. Short-term borrowings decreased $12 million, due to a decrease in securities sold under repurchase agreements with retail customers, primarily due to the loss of one customer. Generally, the interest rates paid on these repurchase accounts was lower than rates paid on FHLBank advances or brokered certificates of deposit in 2000. While these types of deposits are generally less expensive, there is limited availability of these funds in our market. Deposits increased $125 million due primarily to an increase in certificates of deposit of $111 million, of which $77 million related to brokered deposits. Total brokered deposits were $287 million at December 31, 2000. The weighted average cost of these deposits was approximately 20 basis points higher than the rest of the certificate of deposit portfolio. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Checking accounts increased $23 million, with an increase of $13 million in non-interest bearing accounts and an increase of $10 million in interest bearing accounts. The increase in certificates of deposit and checking accounts was partially offset by the decrease in savings accounts of $9 million. A good portion of this $9 million decrease was actually moved into other Bank products, primarily checking accounts, with the remainder leaving the Bank.

      Stockholders' equity increased $2 million from December 31, 1999 to December 31, 2000, to $71.0 million. Net income for fiscal year 2000 was $15.5 million and accumulated other comprehensive income increased by $1.0 million. These items were offset by dividends of $3.6 million and net treasury stock repurchases of $10.8 million. The Company repurchased 630,282 shares of common stock at an average price of $17.85 per share during 2000.

Results of Operations and Comparison for the Years Ended December 31, 2000 and 1999

General

      The increase in earnings of $1.8 million, or 13.2%, during the year ended December 31, 2000, compared to the year ended December 31, 1999, was primarily due to an increase in net interest income of $4.0 million, or 12.2%, and an increase in non-interest income of $361,000, or 2.4%, partially offset by an increase in non-interest expense of $338,000, or 1.3%, an increase in provision for loan losses of $1.0 million, or 50.6%, and an increase in provision for income taxes of $1.2 million, or 16.6%.

Total Interest Income

      Total interest income increased $17.4 million, or 25.5%, during the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase was due to a $13.3 million, or 21.0%, increase in interest income on loans and a $4.1 million, or 88.1%, increase in interest income on investments and other interest-earning assets.

Interest Income - Loans

      During the year ended December 31, 2000 compared to the year ended December 31, 1999, interest income on loans increased from both higher average balances and higher average rates of interest. Interest income increased $8.5 million as the result of an increase in average loan balances from $747 million during the year ended December 31, 1999 to $843 million during the year ended December 31, 2000. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending and indirect consumer lending.

      Interest income also increased $4.8 million as the result of higher average interest rates. The average yield on loans increased from 8.49% during the year ended December 31, 1999, to 9.09% during the year ended December 31, 2000, as a result of the increases in the aforementioned loan types which generally bear higher rates than other loan types and due to higher market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

Interest Income - Investments And Other Interest-earning Assets

      Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the year ended December 31, 2000, when compared to the year ended December 31, 1999. Interest income increased $2.1 million as a result of an increase in average balances from $97 million during the year ended December 31, 1999, to $135 million during the year ended December 31, 2000. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income increased $2.0 million as a result of an increase in average yields from 4.78% during the year ended December 31, 1999, to 6.47% during the year ended December 31, 2000.

Total Interest Expense

      Total interest expense increased $13.4 million, or 37.8%, during the year ended December 31, 2000, when compared with the year ended December 31, 1999, primarily due to an increase in interest expense on deposits of $7.3 million, or 29.1%, an increase in interest expense on FHLBank advances of $4.9 million, or 52.2%, and an increase in interest expense on short-term borrowings of $1.2 million, or 110%.

Interest Expense - Deposits

      Interest expense on deposits increased $4.3 million as a result of an increase in average balances of time deposits from $402 million during the year ended December 31, 1999, to $476 million during the year ended December 31, 2000, and increased $3.1 million due to an increase in average interest rates on time deposits from 5.37% during the year ended December 31, 1999, to 6.09% during the year ended December 31, 2000. The average balances of time deposits increased primarily as a result of the Company's use of brokered and other time deposits to fund loan growth. In recent years, brokered deposit rates have become competitive with rates on FHLBank advances and larger retail deposits. The average interest rates increased due to higher overall market rates of interest.

      Interest on demand deposits decreased $166,000 due to a decrease in average balances from $135 million during the year ended December 31, 1999, to $122 million during the year ended December 31, 2000, and increased $242,000 due to an increase in average rates from 1.88% during the year ended December 31, 1999, to 2.14% during the year ended December 31, 2000. The other deposit category, savings, experienced a $211,000 decrease due to both lower balances and lower market interest rates.

Interest Expense - FHLBank And Other Borrowings

      Interest expense on FHLBank advances and short-term borrowings increased $4.5 million due to an increase in average balances from $185 million in the year ended December 31, 1999, to $257 million in the year ended December 31, 2000. Average rates increased from 5.68% during the year ended December 31, 1999, to 6.47% during the year ended December 31, 2000, resulting in increased interest expense of $1.6 million due to higher rates. The average balance increase was used to fund growth in loans and securities. Average interest rates increased due to higher overall market rates during 2000.

Net Interest Income

      The Company's overall interest rate spread decreased 18 basis points, or 5.4%, from 3.36% during the year ended December 31, 1999, to 3.18% during the year ended December 31, 2000. The decrease was due to an 85 basis point increase in the weighted average rate paid on interest-bearing liabilities partially offset by a 67 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 12 basis points, or 3.1%, from 3.86% during the year ended December 31, 1999, to 3.74% during the year ended December 31, 2000.

      The prime rate of interest averaged 8.00% during the year ended December 31, 1999, compared to an average of 9.23% during the year ended December 31, 2000. As a large percentage of the Bank's loans are tied to prime, this increase was the primary reason for the increase in the weighted average yield received on interest-earning assets.

      Interest rates paid on deposits and FHLBank advances increased during 2000 compared to 1999. As the Company has grown the assets of the Bank, the brokered and other time deposits and advances needed to fund that growth have increased the average cost of deposits since time deposits are higher cost deposits for the Bank than are interest-bearing demand and savings. In addition, overall interest rates were higher during 2000.

Provision For Loan Losses

      The provision for loan losses increased $1.0 million, or 50.6%, during the year ended December 31, 2000, from $2.1 million during the year ended December 31, 1999 to $3.1 million during the year ended December 31, 2000.

      Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, regular reviews by internal staff and regulatory examinations.

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

      Non-performing assets increased $5.6 million, or 57.1%, from $9.6 million at December 31, 1999, to $15.2 million at December 31, 2000. Non-performing loans increased $3.7 million, or 41.2%, from $8.8 million at December 31, 1999, to $12.5 million at December 31, 2000, and foreclosed assets increased $1.9 million, or 229%, from $817,000 at December 31, 1999, to $2.7 million at December 31, 2000.

      Commercial loans comprise $11.7 million, or 94%, of the total $12.5 million non-performing loans at December 31, 2000. Two large commercial real estate credit relationships, totaling $7.3 million and $2.4 million, respectively, account for a majority of this non-performing total. The $7.3 million relationship is secured primarily by condominium buildings and lots, single-family residences and lots, and other developed land near the Lake of the Ozarks, Missouri. This relationship was placed in a non-accrual status in the fourth quarter of 2000. Bank management is working with the borrower and another bank to explore possible modifications to the loan terms and to secure additional collateral for the loans. The $2.4 million relationship is secured by a golf course and undeveloped lots near the Lake of the Ozarks, Missouri. This relationship was placed on non-accrual status in the fourth quarter of 1999. Subsequent to December 31, 2000, the Bank has commenced foreclosure on the collateral. Bank management is communicating frequently with these borrowers to determine the status of the projects and to develop action plans for these loans.

      Of the total $2.7 million of foreclosed assets at December 31, 2000, three relationships account for $1.8 million. The first relationship involves a theater in Branson, Missouri. The theater was leased through December 31, 2000, and is now vacant and is listed for sale with a broker. The second relationship involves two retail commercial buildings in Springfield, Missouri. The buildings are vacant and are listed for sale with a broker. The third relationship involves a single-family residence located near Joplin, Missouri. The house was under construction at the time of foreclosure and is now near completion.

      Potential problem loans decreased $3.3 million, or 30.6%, from $10.8 million at December 31, 1999, to $7.5 million at December 31, 2000. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

      The Bank's allowance for loan losses as a percentage of total loans was 2.06% and 2.20% at December 31, 2000 and 1999, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing and, accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-interest Income

      Non-interest income increased $361,000, or 2.4%, in the year ended December 31, 2000, when compared to the year ended December 31, 1999. The increase was primarily due to: (i) an increase in service charges and ATM fees of $1.5 million, or 32.6%; and (ii) an increase in income on foreclosed assets of $295,000. The increase in service charges fees resulted from increased rates and a larger number of deposit accounts. The increase in ATM fees is related to an increased number of ATMs in the Company's market area along with a nominal increase in transaction charges, resulting in increased fees from use by non-customers. The increased income on foreclosed assets in 2000 is primarily the result of recognizing a deferred gain of $299,000 upon partial repayment of a loan made in connection with the sale of other real estate.

      This increase was partially offset by: (i) a decrease in net realized gains on sales of fixed rate residential and other loans of $528,000, or 48.1%;
(ii) a decrease of $326,000, or 103%, in profits on sales of available-for-sale securities; and (iii) a decrease of $326,000, or 40.2%, in late charges, prepayment penalties, and other loan fees. During the year ended December 31, 2000, the Bank recognized less gains on the sale of residential and student loans than in 1999. During 1999, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. During the year ended December 31, 1999, the Company sold some of its investments in equity securities and realized the gains.

Non-interest Expense

      Non-interest expense increased $338,000, or 1.3%, in the year ended December 31, 2000, when compared to the year ended December 31, 1999. The increase was primarily due to: (i) an increase of $405,000, or 9.8%, in net occupancy and equipment expense due primarily to renovation work at the Company's main office and operations center; (ii) an increase of $146,000, or 14.5%, in postage expense; (iii) an increase of $102,000, or 16.7%, in marketing and advertising expense due primarily to the Company's introduction of its new online banking product and other new products; and (iv) an increase of $227,000, or 36.8%, in professional fees primarily due to fees paid to consultants who assisted in the implementation of new products during the fourth quarter of 2000. These payments to the consultants will cease after February 2001.

      This was partially offset by: (i) a decrease of $123,000, or .9%, in salaries and employee benefits; (ii) a decrease of $287,000, or 29.0%, in office supplies and printing expense; and (iii) a decrease of $118,000, or 18.5%, in insurance expense due to lower FDIC premiums. The higher amounts of expenses in 1999 for office supplies and printing were related to the Company's core computer conversion, "Year 2000" issues and other technology related items.

Provision For Income Taxes

      Provision for income taxes as a percentage of pre-tax income increased slightly from 33.9% for the year ended December 31, 1999, to 34.6% for the year ended December 31, 2000.

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

                                                                                Year Ended
                                                                            December 31, 2000
                                                                   ----------------------------------------
                                                      December
                                                      31, 2000     Average
                                                     Yield/Rate    Balance      Interest      Yield/Rate
                                                     ----------    --------     ---------     ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
    Loans receivable                                     9.50%     $843,170       $76,671          9.09%
    Investment securities and other interest-
      earning assets                                     6.63       135,148         8,751          6.47
                                                        -----      --------       -------         -----

        Total interest-earning assets                    9.04      $978,318        85,422          8.73
                                                        -----      --------       -------         -----

Interest-bearing liabilities:
    Interest-bearing demand                              2.23      $122,392         2,617          2.14
    Savings                                              2.51        25,400           631          2.48
    Time deposits                                        6.33       476,386        28,996          6.09
                                                        -----      --------       -------         -----
        Total deposits                                   5.47       624,178        32,244          5.17
    FHLB advances and other borrowings                   6.52       256,698        16,617          6.47
                                                        -----      --------       -------         -----

        Total interest-bearing liabilities               5.78      $880,876        48,861          5.55
                                                        -----      ========       -------         -----

Net interest income:
    Interest rate spread                                 3.26%                    $36,561          3.18%
                                                        =====                     =======         =====
    Net interest margin*                                                                           3.74%
                                                                                                  =====

Average interest-earning assets to average
 interest-bearing liabilities                                         111.1%
                                                                   ========

                                                               Year Ended
                                                            December 31, 1999
                                                            -----------------

                                                    Average
                                                    Balance       Interest     Yield/Rate
                                                   ---------     ----------    ----------
                                                           (Dollars in thousands)
Interest-earning assets:
    Loans receivable                                $746,979       $63,386          8.49%
    Investment securities and other interest-
      earning assets                                  97,402         4,652          4.78
                                                    --------       -------         -----
        Total interest-earning assets               $844,381        68,038          8.06
                                                    ========       =======         =====

Interest-bearing liabilities:
    Interest-bearing demand                         $135,026         2,542          1.88
    Savings                                           32,634           842          2.58
    Time deposits                                    401,683        21,583          5.37
                                                    --------       -------         -----
        Total deposits                               569,343        24,967          4.39
    FHLB advances and other borrowings               184,872        10,496          5.68
                                                    --------       -------         -----

        Total interest-bearing liabilities          $754,215        35,463          4.70
                                                    ========       =======         =====

Net interest income:
    Interest rate spread                                           $32,575          3.36%
                                                                   =======         =====
    Net interest margin*                                                            3.86%
                                                                                   =====

Average interest-earning assets to average
 interest-bearing liabilities                          112.0%
                                                    ========

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

                                                      Year Ended                               Year Ended
                                                 December 31, 2000 vs.                    December 31, 1999 vs
                                                   December 31, 1999                         June 30, 1998
                                          ------------------------------------- ---------------------------------------
                                                 Increase                               Increase
                                                (Decrease)                             (Decrease)
                                                  Due to             Total               Due to                Total
                                          ------------------------  Increase    -----------------------       Increase
                                             Rate       Volume     (Decrease)      Rate        Volume        (Decrease)
                                          ----------- ------------ ----------  ------------ -----------     -----------
                                                                   (Dollars in thousands)
Interest-earning assets:
    Loans receivable                        $4,747      $ 8,538     $13,285      $(3,946)       $9,795         $5,849
    Investment securities and other
     interest-earning assets                 1,961        2,138       4,099           17           240            257
                                            ------      -------      ------      -------        ------         ------

        Total interest-earning assets        6,708       10,676      17,384       (3,929)       10,035          6,106
                                            ------      -------      ------      -------        ------         ------

Interest-bearing liabilities:
    Demand deposits                            242         (166)         76         (412)          280           (132)
    Savings deposits                           (31)        (180)       (211)          40           (58)           (18)
    Time deposits                            3,089        4,324       7,413         (628)        4,793          4,165
                                            ------      -------      ------      -------        ------         ------

        Total deposits                       3,300        3,978       7,278       (1,000)        5,015          4,015
    FHLBank advances and other
     borrowings                              1,622        4,498       6,120         (173)         (371)          (544)
                                            ------      -------      ------      -------        ------         ------

        Total interest-bearing liabilities   4,922        8,476      13,398       (1,173)        4,644          3,471
                                            ------      -------      ------      -------        ------         ------

Net interest income                         $1,786      $ 2,200      $3,986      $(2,828)       $5,463         $2,635
                                            ======      =======      ======      =======        ======         ======

RESULTS OF OPERATIONS AND COMPARISON FOR THE YEARS ENDED DECEMBER 31, 1999 AND JUNE 30, 1998

General

      The decrease in earnings of $767,000, or 5.3%, during the year ended December 31, 1999, compared to the year ended June 30, 1998, was primarily due to an increase in salaries and employee benefits of $2.9 million, or 27.1%, and an increase in net occupancy expenses of $1.1 million, or 36.0%, offset by an increase in net interest income of $2.6 million, or 8.8%, and an increase in non-interest income of $1.6 million, or 11.2%. The remaining decrease is attributed to additional non-interest expense items, provision for loan losses and provision for income taxes.

Total Interest Income

      Total interest income increased $6.1 million, or 9.9%, during the year ended December 31, 1999, compared to the year ended June 30, 1998, primarily due to a $5.8 million, or 10.2%, increase in interest income on loans.

Interest Income - Loans

      During the year ended December 31, 1999, compared to June 30, 1998, interest income on loans increased primarily from higher average balances. Interest income increased $9.8 million as the result of higher average loan balances from $624.3 million during the year ended June 30, 1998, to $747.0 million during the year ended December 31, 1999. The higher average balance resulted principally from the Bank's increased commercial business lending and indirect consumer lending. This increase was partially offset by a decrease in the interest income on loans of $3.9 million as a result of lower average yields on loans from 9.22% during the year ended June 30, 1998, to 8.49% during the year ended December 31, 1999.

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

      Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions and regular reviews by internal staff and regulatory examinations.

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

Non-Interest Income

      Non-interest income increased $1.6 million, or 11.2%, during the year ended December 31, 1999, compared to the year ended June 30, 1998. The increase was primarily due to: (i) an increase of $1.4 million, or 24.8%, in commission income from the travel, insurance and investment subsidiaries from growth in these areas; (ii) an increase in service charges income of $661,000, or 17.2%, on transaction accounts due to an increase in overdraft charges; offset by (iii) a decrease in net realized gains on sales of available-for-sale securities of $1.1 million, or 77.3%; (iv) a decline of $326,000, or 100.0%, of income on foreclosed assets due to the sale of income-producing foreclosed assets; and (v) various increases or decreases in other non-interest income items.

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

Liquidity and Capital Resources

      Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2000, the Company had commitments of approximately $132.3 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

      Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

      The Company's stockholders' equity was $71.0 million, or 6.3% of total assets of $1.13 billion at December 31, 2000, compared to equity of $68.9 million, or 7.1% of total assets of $964.8 million at December 31, 1999.

      Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risked-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. On December 31, 2000, the Bank's Tier 1 risk-based capital ratio was 8.9%, total risk-based capital ratio was 10.2% and the core capital ratio was 7.4%. As of December 31, 2000, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2000, the Company was "well capitalized" under the two Tier I capital ratios described above and was "adequately capitalized" under the total risk-based capital ratio described above.

      At December 31, 2000, the held-to-maturity investment portfolio included $155,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

      Statements of Cash Flows. During the years ended December 31, 2000 and 1999, and June 30 1998, and the six months ended December 31, 1998, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

      Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to net income adjusted for accrued assets and liabilities, the provisions for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities. Operating activities provided cash flows of $26.3 million, $19.5 million, $10.3 million, and $6.0 million during the years ended December 31, 2000 and 1999, and June 30, 1998, and the six months ended December 31, 1998, respectively.

      During the years ended December 31, 2000 and 1999, and June 30, 1998, and the six months ended December 31, 1998, investing activities used cash of $170.5 million, $126.7 million, $72.6 million, and $51.3 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

      Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as the purchases of treasury stock and dividend payments to stockholders. Financing activities provided $140.7 million, $117.2 million, $75.7 million, and $33.0 million for the years ended December 31, 2000 and 1999, and June 30, 1998, and the six months ended December 31, 1998, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

      Dividends. During the year ended December 31, 2000, the Company declared and paid dividends of $.50 per share, or 23.6% of net income, compared to dividends declared and paid during the year ended December 31, 1999 of $.50 per share, or 28.4% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

      Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2000, the Company repurchased 630,282 shares of its common stock at an average price of $17.85 per share and reissued 38,502 shares of treasury stock at an average price of $12.39 per share to cover stock option exercises. During the year ended December 31, 1999, the

Company repurchased 371,808 shares of its common stock at an average price of $23.61 per share and reissued 58,241 shares of treasury stock at an average price of $7.18 per share to cover stock option exercises.

      Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
        INFORMATION

                        Independent Accountants' Report

Board of Directors
Great Southern Bancorp, Inc.
Springfield, Missouri

      We have audited the consolidated statements of financial condition of GREAT SOUTHERN BANCORP, INC. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, the six-month period ended December 31, 1998, and the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREAT SOUTHERN BANCORP, INC. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, the six-month period ended December 31, 1998, and the year ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ BAIRD, KURTZ & DOBSON

Springfield, Missouri
February 2, 2001

                          GREAT SOUTHERN BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                         2000           1999
                                                         ----           ----

Cash                                               $   39,192,978   $ 42,355,901

Interest-bearing deposits in other financial
 institutions                                             907,765      1,244,319
                                                   --------------   ------------

        Cash and cash equivalents                      40,100,743     43,600,220

Available-for-sale securities                         126,409,164     79,891,460

Held-to-maturity securities                            27,758,280     37,645,500

Loans receivable, net                                 890,783,678    766,806,940

Interest receivable:
  Loans                                                 6,352,762      4,971,646
  Investments                                           2,558,403        882,848

Prepaid expenses and other assets                       3,678,579      4,027,242

Foreclosed assets held for sale, net                    2,688,485        817,118

Premises and equipment, net                            10,316,193      9,984,075

Investment in Federal Home Loan Bank stock             14,094,900     10,981,000

Excess of cost over fair value of net assets
  acquired, at amortized cost                             263,861        403,569

Deferred income taxes                                   5,173,010      4,791,784
                                                   --------------   ------------

        Total Assets                               $1,130,178,058   $964,803,402
                                                   ==============   ============

See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   2000            1999
                                                                   ----            ----
LIABILITIES
  Deposits                                                   $  751,041,996   $ 625,900,352
  Federal Home Loan Bank advances                               234,378,004     200,530,921
  Short-term borrowings                                          41,695,373      53,594,090
  Note payable to bank                                           15,500,000       7,517,025
  Accrued interest payable                                        6,117,661       5,832,253
  Advances from borrowers for taxes and insurance                   344,093         309,100
  Accounts payable and accrued expenses                           2,983,695       1,995,369
  Income taxes payable                                            7,068,547         198,401
                                                             --------------   -------------
        Total Liabilities                                     1,059,129,369     895,877,511
                                                             --------------   -------------
STOCKHOLDERS' EQUITY
  Capital stock
    Serial preferred stock, $.01 par value; authorized
      1,000,000 shares                                                   --              --
    Common stock, $.01 par value; authorized
      20,000,000 shares, issued 12,325,002 shares                   123,250         123,250
  Additional paid-in capital                                     17,461,445      17,487,433
  Retained earnings                                             112,176,579     100,310,493
  Accumulated other comprehensive income:
    Unrealized appreciation (depreciation) on available-
     for-sale securities, net of income taxes of $199,651
     and $(381,970) at December 31, 2000 and 1999                   384,183        (644,052)
                                                             --------------   -------------
                                                                130,145,457     117,277,124
  Less treasury common stock, at cost; December 31,
    2000 and 1999 - 5,427,670 and 4,835,890 shares               59,096,768      48,351,233
                                                             --------------   -------------
        Total Stockholders' Equity                               71,048,689      68,925,891
                                                             --------------   -------------

        Total Liabilities and Stockholders' Equity           $1,130,178,058   $ 964,803,402
                                                             ==============   =============

See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

           YEARS ENDED DECEMBER 31, 2000 AND 1999, AND JUNE 30, 1998
                     AND SIX MONTHS ENDED DECEMBER 31, 1998


                                            Years Ended December 31,       Six Months
                                            ------------------------         Ended           Year Ended
                                             2000            1999      December 31, 1998   June 30, 1998
                                             ----            ----      -----------------   -------------
INTEREST INCOME
  Loans                                 $ 76,671,111     $ 63,385,746    $ 30,332,255       $ 57,536,900
  Investment securities and other          8,750,590        4,652,307       2,152,517          4,394,785
                                        ------------     ------------    ------------       ------------
                                          85,421,701       68,038,053      32,484,772         61,931,685
                                        ------------     ------------    ------------       ------------
INTEREST EXPENSE
  Deposits                                32,244,045       24,966,556      12,255,041         20,950,665
  Federal Home Loan Bank advances         14,312,278        9,402,561       4,236,600          9,904,520
  Short-term borrowings                    2,304,450        1,093,973          38,180          1,136,493
                                        ------------     ------------    ------------       ------------
                                          48,860,773       35,463,090      16,529,821         31,991,678
                                        ------------     ------------    ------------       ------------

NET INTEREST INCOME                       36,560,928       32,574,963      15,954,951         29,940,007
PROVISION FOR LOAN LOSSES                  3,105,600        2,062,000       1,290,712          1,852,597
                                        ------------     ------------    ------------       ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES               33,455,328       30,512,963      14,664,239         28,087,410
                                        ------------     ------------    ------------       ------------

NONINTEREST INCOME
  Commissions                              7,024,290        7,054,584       3,135,936          5,652,388
  Service charge and ATM fees              5,968,518        4,501,765       2,389,892          3,840,564
  Net  realized  gains  on  sales of
   loans                                     570,053        1,097,711         385,563          1,125,153
  Net  realized  gains  (losses)  on
   sales of available-for-sale
   securities                                 (9,312)         316,508         355,501          1,397,828
  Income on foreclosed assets                294,638               --         420,104            326,197
  Other income                             1,862,871        2,379,274       1,170,728          1,456,437
                                        ------------     ------------    ------------       ------------
                                          15,711,058       15,349,842       7,857,724         13,798,567
                                        ------------     ------------    ------------       ------------
NONINTEREST EXPENSE
  Salaries and employee benefits          13,641,901       13,764,902       5,743,429         10,828,683
  Net occupancy expense                    4,529,251        4,124,654       1,771,624          3,033,707
  Postage                                  1,152,228        1,006,568         447,493            857,127
  Insurance                                  520,746          638,660         291,897            637,339
  Amortization  of  excess  of  cost
    over fair value of net assets
    acquired                                 159,708          159,708          83,188             65,410
  Advertising                                713,382          611,206         275,799            586,367
  Office supplies and printing               703,247          990,607         395,995            665,878
  Other operating expenses                 4,084,281        3,870,919       2,296,644          3,843,717
                                        ------------     ------------    ------------       ------------
                                          25,504,744       25,167,224      11,306,069         20,518,228
                                        ------------     ------------    ------------       ------------

INCOME BEFORE INCOME TAXES                23,661,642       20,695,581      11,215,894         21,367,749
PROVISION FOR INCOME TAXES                 8,184,000        7,018,200       3,858,300          6,923,700
                                        ------------     ------------    ------------       ------------
NET INCOME                              $ 15,477,642     $ 13,677,381    $  7,357,594       $ 14,444,049
                                        ============     ============    ============       ============

EARNINGS PER COMMON SHARE
  BASIC                                 $       2.16     $       1.79    $        .93       $       1.79
                                        ============     ============    ============       ============
  DILUTED                               $       2.12     $       1.76    $        .91       $       1.76
                                        ============     ============    ============       ============


See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            YEARS ENDED DECEMBER 31, 2000 AND 1999, AND JUNE 30, 1998
                     AND SIX MONTHS ENDED DECEMBER 31, 1998

                                                                                      Additional
                                                     Comprehensive       Common         Paid-in
                                                          Income         Stock          Capital
                                                     -------------   -------------   -------------
BALANCE, JULY 1, 1997                                $          --   $     123,250   $  17,058,326
  Net income                                            14,444,049              --              --
  Stock issued under Stock Option Plan                          --              --          52,170
  Dividends declared, $.43 per share                            --              --              --
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes
    of $200,939                                           (314,292)             --              --
  Treasury stock purchased                                      --              --              --
                                                     -------------   -------------   -------------
  Comprehensive Income                               $  14,129,757
                                                     =============

BALANCE, JUNE 30, 1998                               $          --         123,250      17,110,496
  Net income                                             7,357,594              --              --
  Stock issued under Stock Option Plan                          --              --         113,955
  Dividends declared, $.235 per share                           --              --              --
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes
    of $455,511                                           (712,465)             --              --
  Treasury stock purchased                                      --              --              --
                                                     -------------   -------------   -------------
  Comprehensive Income                               $   6,645,129
                                                     =============

BALANCE, DECEMBER 31, 1998                           $          --         123,250      17,224,451
  Net income                                            13,677,381              --              --
  Stock issued under Stock Option Plan                          --              --         262,982
  Dividends declared, $.50 per share                            --              --              --
  Change in unrealized depreciation on available-
    for-sale securities, net of income taxes
    of $596,380                                           (979,411)             --              --
  Treasury stock purchased                                      --              --              --
                                                     -------------   -------------   -------------
  Comprehensive Income                               $  12,697,970
                                                     =============

BALANCE, DECEMBER 31, 1999                           $          --         123,250      17,487,433
  Net income                                            15,477,642              --              --
  Stock issued under Stock Option Plan                          --              --         (25,988)
  Dividends declared, $.50 per share                            --              --              --
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes
    of $581,621                                          1,028,235              --              --
  Treasury stock purchased                                      --              --              --
                                                     -------------   -------------   -------------
  Comprehensive Income                               $  16,505,877
                                                     =============

BALANCE, DECEMBER 31, 2000                                           $     123,250   $  17,461,445
                                                                     =============   =============

See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.


                                                                      Accumulated
                                                                         Other
                                                                     Comprehensive
                                                                         Income
                                                                         ------
                                                                       Unrealized
                                                                      Appreciation
                                                                     (Depreciation)
                                                                      on Available-
                                                        Retained        for-Sale           Treasury
                                                        Earnings     Securities, Net         Stock              Total
                                                       ----------    ---------------       ----------           -----

BALANCE, JULY 1, 1997                                $  73,980,259     $   1,362,116     $ (32,175,584)    $  60,348,367
  Net income                                            14,444,049                --                --        14,444,049
  Stock issued under Stock Option Plan                          --                --            41,948            94,118
  Dividends declared, $.43 per share                    (3,468,568)               --                --        (3,468,568)
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes
    of $200,939                                                 --          (314,292)               --          (314,292)
  Treasury stock purchased                                      --                --        (3,694,781)       (3,694,781)
                                                     -------------     -------------     -------------     -------------
  Comprehensive Income                                  84,955,740         1,047,824       (35,828,417)       67,408,893


BALANCE, JUNE 30, 1998                                   7,357,594                --                --         7,357,594
  Net income                                                    --                --            13,480           127,435
  Stock issued under Stock Option Plan                  (1,853,342)               --                --        (1,853,342)
  Dividends declared, $.235 per share
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes
    of $455,511                                                 --          (712,465)               --          (712,465)
  Treasury stock purchased                                      --                --        (3,945,628)       (3,945,628)
                                                     -------------     -------------     -------------     -------------
  Comprehensive Income


BALANCE, DECEMBER 31, 1998                              90,459,992           335,359       (39,760,565)       68,382,487
  Net income                                            13,677,381                --                --        13,677,381
  Stock issued under Stock Option Plan                          --                --           201,454           464,436
  Dividends declared, $.50 per share                    (3,826,880)               --                --        (3,826,880)
  Change in unrealized depreciation on available-
    for-sale securities, net of income taxes
    of $596,380                                                 --          (979,411)               --          (979,411)
  Treasury stock purchased                                      --                --        (8,792,122)       (8,792,122)
                                                     -------------     -------------     -------------     -------------
  Comprehensive Income


BALANCE, DECEMBER 31, 1999                             100,310,493          (644,052)      (48,351,233)       68,925,891
  Net income                                            15,477,642                --                --        15,477,642
  Stock issued under Stock Option Plan                          --                --           507,218           481,230
  Dividends declared, $.50 per share                    (3,611,556)               --                --        (3,611,556)
  Change in unrealized appreciation on available-
    for-sale securities, net of income taxes
    of $581,621                                                 --         1,028,235                --         1,028,235
  Treasury stock purchased                                      --                --       (11,252,753)      (11,252,753)
                                                     -------------     -------------     -------------     -------------
  Comprehensive Income

BALANCE, DECEMBER 31, 2000                           $ 112,176,579     $     384,183     $ (59,096,768)    $  71,048,689
                                                     =============     =============     =============     =============

See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            YEARS ENDED DECEMBER 31, 2000 AND 1999, AND JUNE 30, 1998
                     AND SIX MONTHS ENDED DECEMBER 31, 1998


                                                                           Six Months
                                                Years Ended December 31,      Ended          Year
                                                -----------------------    December 31,      Ended
                                                  2000          1999           1998      June 30, 1998
                                                  ----          ----       -----------   -------------

RECLASSIFICATION DISCLOSURE:
  Unrealized appreciation (depreciation) on
   available-for-sale securities, net of
   income taxes of $584,880 for December
   31, 2000; $(486,419) for December 31,
   1999; $(317,783) for December 31, 1998;
   $344,214 for June 30, 1998                 $ 1,034,288   $  (798,826)  $  (497,044)   $   538,383
  Less:  Reclassification adjustment for
    depreciation (appreciation) included in
    net income, net of income taxes of
    $3,259 for December 31, 2000;
    $(109,961) for December 31, 1999;
    $(137,728) for December 31, 1998;
    $(545,153) for June 30, 1998                    6,053      (180,585)     (215,421)      (852,675)
                                                ---------     ---------     ---------      ---------
  Change in unrealized appreciation
   (depreciation) on available-for-sale
   securities, net of income taxes            $ 1,028,235   $  (979,411)  $  (712,465)   $  (314,292)
                                                =========     =========     =========      =========

See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            YEARS ENDED DECEMBER 31, 2000 AND 1999, AND JUNE 30, 1998
                     AND SIX MONTHS ENDED DECEMBER 31, 1998

                                                                         Six Months
                                             Years Ended December 31,       Ended          Year
                                             -----------------------     December 31,      Ended
                                                2000           1999          1998      June 30, 1998
                                                ----           ----      -----------   -------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
   Net income                               $15,477,642    $13,677,381   $ 7,357,594    $14,444,049
   Items not requiring (providing) cash:
     Depreciation                             2,191,355      2,147,552       880,745      1,333,423
     Amortization                               159,708        139,709        83,188         55,410
     Provision for loan losses                3,105,600      2,062,000     1,290,712      1,852,597
     Provision for losses on
       foreclosed assets                             --             --            --        100,000
     Net gain on sale of loans                 (570,053)    (1,097,711)     (385,563)    (1,125,153)
     Proceeds  from  sales of loans
       held for sale                         35,511,421     33,329,100    26,486,196     73,678,174
     Originations of loans held for sale    (32,959,645)   (29,401,317)  (30,668,718)   (72,553,021)
     Net realized (gains) losses on
       available-for-sale securities              9,312       (316,508)     (355,501)    (1,397,828)
     (Gain) loss on sale of premises
       and equipment                            205,843        207,273          (600)       (65,417)
     Gain  on  sale of foreclosed assets       (495,089)      (136,647)     (894,459)      (576,783)
     Amortization of deferred income,
       premiums and discounts                  (789,698)    (1,629,309)     (855,072)      (704,900)
     Deferred income taxes                     (958,000)        21,040    (1,246,911)       (90,586)
   Changes in:
     Accrued interest receivable             (3,056,671)      (348,254)      391,567       (904,495)
     Prepaid expenses and other assets          328,663      2,499,338     1,569,791       (977,920)
     Accounts payable and accrued
       expenses                               1,273,734         28,697      (134,690)       703,234
     Income taxes refundable/payable          6,870,146     (1,659,942)    2,500,850     (3,510,282)
                                            -----------    -----------   -----------    -----------
         Net cash provided by
           operating activities              26,304,268     19,522,402     6,019,129     10,260,502
                                            -----------    -----------   -----------    -----------

See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            YEARS ENDED DECEMBER 31, 2000 AND 1999, AND JUNE 30, 1998
                     AND SIX MONTHS ENDED DECEMBER 31, 1998


                                                                               Six Months
                                               Years Ended December 31,          Ended              Year
                                               ------------------------        December 31,         Ended
                                                 2000             1999            1998          June 30, 1998
                                                 ----             ----         -----------      -------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Net increase in loans                   $(128,982,064)   $ (72,357,829)   $ (41,855,375)   $ (72,070,913)
    Purchase of additional business units              --               --               --         (681,875)
    Purchase of premises and equipment         (2,729,316)      (2,358,165)      (1,436,201)      (3,505,798)
    Proceeds from sale of premises
      and equipment                                    --           31,390              945          213,850
    Proceeds from sale of foreclosed assets       436,649          914,417        1,685,600        1,099,476
    Capitalized  costs  on  foreclosed assets    (359,294)         (39,077)        (140,750)        (302,040)
    Proceeds from maturing held-to-
      maturity securities                      17,354,137       32,918,012       21,375,000       19,500,000
    Purchase of held-to-maturity securities    (7,473,865)     (10,167,313)     (30,046,746)     (20,119,994)
    Proceeds from sale of available-
      for-sale securities                      19,981,981        2,149,910        1,365,670        3,359,677
    Proceeds from maturities of available-
      for-sale securities                      60,230,000       15,055,000               --               --
    Purchase of available-for-sale
      securities                             (125,872,972)     (91,327,024)      (2,289,879)      (1,431,760)
    (Purchase) redemption of Federal
      Home Loan Bank stock                     (3,113,900)      (1,526,900)              --        1,338,500
                                            -------------    -------------    -------------    -------------
        Net cash used in investing
         activities                          (170,528,644)    (126,707,579)     (51,341,736)     (72,600,877)
                                            -------------    -------------    -------------    -------------

See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            YEARS ENDED DECEMBER 31, 2000 AND 1999, AND JUNE 30, 1998
                     AND SIX MONTHS ENDED DECEMBER 31, 1998


                                                                                Six Months
                                                 Years Ended December 31,          Ended           Year
                                                 -----------------------        December 31,       Ended
                                                   2000             1999            1998       June 30, 1998
                                                   ----             ----        -----------    -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
    Net increase in certificates of deposit  $   110,963,592  $   68,548,019   $  32,006,537   $  39,497,048
    Net increase (decrease) in checking
     and savings accounts                         14,178,052     (40,272,661)     17,602,644      54,632,670
    Proceeds from Federal Home Loan
     Bank advances and note payable
     to bank                                   3,966,482,975   1,036,392,061     217,565,407     895,823,200
    Repayments of Federal Home Loan
     Bank advances                            (3,924,652,917)   (986,796,522)   (228,669,145)   (878,141,248)
    Net increase (decrease) in short-term
      borrowings                                 (11,898,717)     52,795,842         798,247     (28,744,191)
    Advances (to) from borrowers for taxes
      and insurance                                   34,993      (1,273,198)       (594,364)       (311,735)
    Purchase of treasury stock                   (11,252,753)     (8,792,122)     (3,945,628)     (3,694,781)
    Dividends paid                                (3,611,556)     (3,826,880)     (1,853,342)     (3,468,568)
    Stock options exercised                          481,230         464,436         127,435          94,118
                                             ---------------  --------------   -------------   -------------
        Net cash provided by financing
         activities                              140,724,899     117,238,975      33,037,791      75,686,513
                                             ---------------  --------------   -------------   -------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (3,499,477)     10,053,798     (12,284,816)     13,346,138

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             43,600,220      33,546,422      45,831,238      32,485,100
                                             ---------------  --------------   -------------   -------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                              $    40,100,743  $   43,600,220   $  33,546,422   $  45,831,238
                                             ===============  ==============   =============   =============

See Notes to Consolidated Financial Statements

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

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

      In June 1998, the Bank converted to a state-chartered trust company, and the Company became a one-bank holding company. Until that time the Bank was a stock savings bank, and the Company was a savings bank holding company.

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

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fiscal Year Change

      In 1998, the Company changed its fiscal year ended June 30 to a fiscal year ended December 31. The six-month period ended December 31, 1998, transitions between the Company's old and new fiscal year ends.

Principles of Consolidation

      The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, Great Southern Bank, and the Bank's wholly owned subsidiaries, Great Southern Capital Management, Inc., GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, (including its wholly owned subsidiary, Appraisal Services, Inc.) and GS Air, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

      Certain prior periods amounts have been reclassified to conform to the 2000 financial statements presentation. These reclassifications had no effect on net income.

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

Investments in Debt and Equity Securities

      Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the specific security, are included in noninterest income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

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

Excess of Cost Over Fair Value of Net Assets Acquired

      Unamortized costs in excess of the fair value of underlying net assets acquired were $263,861 and $403,569 at December 31, 2000 and 1999, respectively. These costs are amortized on a straight-line basis for a period of five years.

Mortgage Loans Held for Sale

      Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Amounts paid to investors to obtain forward commitments are deferred until such time as the related loans are sold. The fair values of the forward commitments are not recognized in the financial statements. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and commitment fees paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used. There were no material loans held for sale at December 31, 2000 and 1999.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

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

Loan Servicing and Origination Fee Income

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

      The computation of earnings per share is as follows:


                                                           Six Months
                                Years Ended December 31,      Ended           Year
                               -------------------------    December 31,      Ended
                                    2000          1999         1998       June 30, 1998
                                    ----          ----       --------     -------------
Net income                      $15,477,642   $13,677,381   $7,357,594     $14,444,049
                                ===========   ===========   ==========     ===========

Average common shares
  outstanding                     7,166,020     7,619,983     7,896,771      8,052,413
Average common share stock
  options outstanding               146,660       166,167       163,382        151,162
                                -----------   -----------   -----------    -----------

Average diluted common shares     7,312,680     7,786,150     8,060,153      8,203,575
                                ===========   ===========   ===========    ===========

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)


                                                               Six Months
                                     Years Ended December 31,     Ended          Year
                                     -----------------------   December 31,      Ended
                                        2000          1999        1998       June 30, 1998
                                        ----          ----     -----------   -------------
Earnings per common share - basic      $ 2.16       $ 1.79       $  .93         $ 1.79
                                       ======       ======       ======         ======

Earnings per common share - diluted    $ 2.12       $ 1.76       $  .91         $ 1.76
                                       ======       ======       ======         ======

      Options to purchase 130,075, 90,350, 43,250 and 19,250 shares of common stock were outstanding during the periods ended December 31, 2000, 1999 and 1998, and June 30, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2006 or after, were still outstanding at the end of each period.

Cash Equivalents

      The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents consisted of interest-bearing deposits in other financial institutions.

Income Taxes

      Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Interest Rate Swaps

      Beginning in 2000 the Company uses interest rate swaps to manage its interest rate risks from recorded financial assets and liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate risk. Amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest Rate Swaps (Continued)

asset or liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related asset or liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related asset or liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income.

Future Change in Accounting Principle

      The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Hedging Activities, in the first quarter of the year ending December 31, 2001. The principal effects of adoption of SFAS 133 and SFAS 138 relate to reclassification as available-for-sale of certain debt securities previously classified as held-to-maturity and recognition of outstanding interest rate swaps as hedges against changes in the fair value of certain fixed rate brokered certificates of deposit caused by changes in market rates of interest. These changes will not have a material impact on the Company's financial statements.

NOTE 2: INVESTMENTS IN DEBT AND EQUITY SECURITIES

      The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                 December 31, 2000
                           ---------------------------------------------------------------
                                                Gross           Gross         Approximate
                             Amortized       Unrealized      Unrealized          Fair
                                Cost            Gains          Losses            Value
                           -------------   -------------    -------------    -------------
U.S. government agencies
  obligations              $ 114,321,051   $     553,881    $     (99,402)   $ 114,775,530
Collateralized mortgage
  obligations                  3,424,153          14,537               --        3,438,690
Equity securities              8,080,126         114,818               --        8,194,944
                           -------------   -------------    -------------    -------------
                           $ 125,825,330   $     683,236    $     (99,402)   $ 126,409,164
                           =============   =============    =============    =============

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 2:     INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)


                                                      December 31, 1999
                               ------------------------------------------------------------
                                                   Gross           Gross         Approximate
                                 Amortized       Unrealized      Unrealized         Fair
                                    Cost           Gains           Losses           Value
                                -------------   -------------   -------------   ------------
  U.S. government agencies
    obligations                 $  72,713,836   $      65,236   $    (133,814)  $ 72,645,258
  Equity securities                 8,153,626              --        (907,424)     7,246,202
                                -------------   -------------   -------------   ------------

                                $  80,867,462   $      65,236   $  (1,041,238)  $ 79,891,460
                                =============   =============   =============   ============


      Maturities of available-for-sale debt securities at December 31, 2000, are:

                                                                    Approximate
                                                       Amortized       Fair
                                                         Cost          Value
                                                   -------------   -------------

    One year or less                               $  20,164,622   $  20,101,111
    After one through five years                      94,156,429      94,674,419
    Securities not due on a single maturity date       3,424,153       3,438,690
                                                   -------------   -------------

                                                   $ 117,745,204   $ 118,214,220
                                                   =============   =============

      The amortized cost and approximate fair value of held-to-maturity securities are as follows:

                                                         December 31, 2000
                                     -------------------------------------------------------
                                                       Gross         Gross       Approximate
                                       Amortized    Unrealized    Unrealized       Fair
                                          Cost         Gains        Losses         Value
                                      -----------    ---------     --------      -----------
  U.S. government agencies           $   6,999,424  $        --   $  (17,624)   $  6,981,800
  States and political subdivisions     17,101,375       16,731     (106,906)     17,011,200
  Corporate bonds                        2,805,000       94,600      (25,000)      2,874,600
  Mortgage-backed securities               852,481        3,593       (5,874)        850,200
                                     -------------  -----------   -----------   ------------

                                     $  27,758,280  $   114,924   $ (155,404)   $ 27,717,800
                                     =============  ===========   ===========   ============

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 2:     INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)


                                                      December 31, 1999
                                     ----------------------------------------------------
                                                      Gross        Gross      Approximate
                                       Amortized    Unrealized   Unrealized       Fair
                                          Cost        Gains        Losses         Value
                                     ------------   ---------   ----------   ------------
  U.S. Treasury                      $     99,988   $      12   $       --   $    100,000
  U.S. government agencies             24,241,613          --     (140,713)    24,100,900
  States and political subdivisions    11,469,800          --      (89,200)    11,380,600
  Corporate bonds                         800,000          --           --        800,000
  Mortgage-backed securities            1,034,099           1           --      1,034,100
                                     ------------   ---------   ----------   ------------

                                     $ 37,645,500   $      13   $ (229,913)  $ 37,415,600
                                     ============   =========   ==========   ============

   Maturities of held-to-maturity securities at December 31, 2000, are:

                                                                   Approximate
                                                     Amortized         Fair
                                                       Cost           Value
                                                   ------------   ------------

    One year or less                               $ 16,996,331   $ 16,978,800
    After 10 years                                    9,909,468      9,888,800
    Securities not due on a single maturity date        852,481        850,200
                                                   ------------   ------------

                                                   $ 27,758,280   $ 27,717,800
                                                   ============   ============

      Proceeds of $19,981,981, $2,149,910, $3,359,677 and $1,365,670 with resultant gross gains (losses) of $(9,312), $316,508, $1,397,828 and $355,501 were realized from the sale of available-for-sale securities for the years ended December 31, 2000 and 1999, and June 30, 1998, and for the six months ended December 31, 1998, respectively.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 2: INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)

      The book value of securities pledged as collateral to secure public deposits amounted to approximately $29,627,900 and $14,766,000 at December 31, 2000 and 1999, respectively, with approximate fair values of $29,641,000 and $14,606,000, respectively. The book value of securities pledged as collateral to secure collateralized borrowing accounts amounted to approximately $25,490,300 and $34,432,000 at December 31, 2000 and 1999, respectively, with approximate fair values of $25,587,300 and $34,447,000, respectively. The book value of securities pledged as collateral to secure Federal Home Loan Bank advances amounted to approximately $67,168,500 and $46,205,000 at December 31, 2000 and 1999, respectively, with approximate fair values of $67,431,800 and $46,062,000, respectively.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

      Categories of loans at December 31, 2000 and 1999, include:

                                                  2000             1999
                                                  ----             ----

  One to four family residential
    mortgage loans                          $  226,136,244   $  208,466,168
  Other residential mortgage loans              81,142,626       76,926,151
  Commercial real estate loans                 328,432,478      251,338,147
  Other commercial loans                        85,334,442      100,419,036
  Construction loans                           144,341,810      110,622,944
  Installment, education and other loans        89,475,814       73,067,358
  Prepaid dealer premium                         1,722,885        1,310,127
  Discounts on loans purchased                    (379,532)        (623,990)
  Undisbursed portion of loans in process      (45,834,213)     (36,047,401)
  Allowance for loan losses                    (18,693,971)     (17,293,320)
  Deferred loan fees and gains, net               (894,905)      (1,378,280)
                                            --------------   --------------

                                            $  890,783,678   $  766,806,940
                                            ==============   ==============

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

      Transactions in the allowance for loan losses were as follows:

                                                            Six Months
                                  Years Ended December 31,     Ended        Year
                                  -----------------------   December 31,    Ended
                                    2000          1999          1998     June 30, 1998
                                    ----          ----      -----------  ------------
Balance, beginning of period    $17,293,320   $16,927,575   $16,372,700  $15,523,541

  Provision charged to expense    3,105,600     2,062,000     1,290,712    1,852,597
  Loans charged off              (3,151,172)   (2,806,437)   (1,498,525)  (1,142,584)
  Recoveries                      1,446,223     1,110,182       762,688      139,146
                                -----------   -----------   -----------  -----------

Balance, end of period          $18,693,971   $17,293,320   $16,927,575  $16,372,700
                                ===========   ===========   ===========  ===========

      The weighted average interest rate on loans receivable at December 31, 2000 and 1999, was 9.48% and 8.70%, respectively.

      The Bank serviced loans and participations in loans for others amounting to approximately $45,758,000 and $56,339,000 at December 31, 2000 and 1999,
respectively.

      Gross impaired loans totaled approximately $12,486,000 and $9,270,000 at December 31, 2000 and 1999, respectively. An allowance for loan losses of $1,693,549 and $846,382 relates to these impaired loans at December 31, 2000 and 1999, respectively. There were no impaired loans at December 31, 2000 and 1999, without a related allowance for loan losses assigned.

      Interest of approximately $1,671,000, $487,000, $1,009,000 and $225,000 was recognized on average impaired loans of $13,394,000, $9,406,000, $12,009,000 and $9,819,000 for the years ended December 31, 2000 and 1999, and June 30, 1998, and for the six months ended December 31, 1998, respectively. Interest recognized on impaired loans on a cash basis during these periods was not materially different.

      Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 6 and 7.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

      Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. In the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 2000 and 1999, loans outstanding to these directors and executive officers are summarized as follows:

                                     December 31,     December 31,
                                         2000             1999
                                    --------------   --------------

Balance, beginning of year          $    5,932,000   $    5,791,000

New loans                                1,334,000        1,016,000

Payments                                (1,535,000)        (875,000)
                                    --------------   --------------

Balance, end of year                $    5,731,000   $    5,932,000

                                    ==============   ==============

NOTE 4: PREMISES AND EQUIPMENT

      Major classifications of premises and equipment stated at cost at December 31, 2000 and 1999, are as follows:

                                                       December 31,
                                           -------------------------------
                                                2000             1999
                                                ----             ----

Land                                       $    2,120,450   $    2,117,661
Buildings and improvements                     10,222,118        9,165,858
Furniture, fixtures and equipment              10,096,004        9,133,948
                                           --------------   --------------
                                               22,438,572       20,417,467
Less accumulated depreciation                  12,122,379       10,433,392
                                           --------------   --------------

                                           $   10,316,193   $    9,984,075
                                           ==============   ==============

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 5: DEPOSITS

      Deposits at December 31, 2000 and 1999, are summarized as follows:


                                                             December 31,
                                Weighted-Average    --------------------------
                                  Interest Rate         2000          1999
                                ----------------        ----          ----

Noninterest-bearing accounts            --          $ 60,353,340  $ 47,359,993
Interest-bearing checking          2.23% - 1.86%     124,972,676   114,575,019
Savings accounts                   2.51% - 2.50%      20,400,401    29,613,353
                                                    ------------  ------------
                                                     205,726,417   191,548,365
                                                    ------------  ------------
Certificate accounts                0% - 3.99%            94,646     1,153,099
                                    4% - 4.99%        14,847,243    79,428,843
                                    5% - 5.99%       123,103,034   280,687,725
                                    6% - 6.99%       360,824,834    69,525,326
                                    7% - 7.99%        46,220,971     3,526,651
                                   8% and above          224,851        30,343
                                                    ------------  ------------
                                                     545,315,579   434,351,987
                                                    ------------  ------------
                                                    $751,041,996  $625,900,352
                                                    ============  ============

      The weighted average interest rate on certificates of deposit was 6.33% and 5.44% at December 31, 2000 and 1999, respectively.

      The aggregate amount of certificates of deposit originated by the Bank in denominations of $100,000 or more was approximately $76,523,000 and $63,472,000 at December 31, 2000 and 1999, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $286,704,000 and $209,742,000 at December 31, 2000 and 1999, respectively.

      At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

                      2001                         $   356,529,290
                      2002                             113,027,204
                      2003                              39,432,920
                      2004                              11,401,253
                      2005                              19,631,133
                   Thereafter                            5,293,779
                                                   ---------------
                                                   $   545,315,579
                                                   ===============

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 5: DEPOSITS (Continued)

      A summary of interest expense on deposits is as follows:


                                                      Six Months
                            Years Ended December 31,     Ended        Year
                            -----------------------   December 31,    Ended
                               2000         1999          1998     June 30, 1998
                               ----         ----      -----------  -------------

Checking accounts          $ 2,616,818  $ 2,541,365   $ 2,007,149   $ 2,673,921

Savings accounts               630,787      841,903       318,651       858,880

Certificate accounts        29,096,188   21,642,134     9,960,599    17,485,313

Early withdrawal penalties     (99,748)     (58,846)      (31,358)      (67,449)
                           -----------  -----------   -----------   -----------

                           $32,244,045  $24,966,556   $12,255,041   $20,950,665
                           ===========  ===========   ===========   ===========


NOTE 6:     ADVANCES FROM FEDERAL HOME LOAN BANK

   Advances from the Federal Home Loan Bank consist of the following:

                          December 31, 2000              December 31, 1999
                  -------------------------------    --------------------------
                                      Weighted                         Weighted
                                       Average                          Average
                                      Interest                         Interest
Due In                 Amount           Rate            Amount           Rate
------                 ------        ----------         ------         -------

2000              $           --          --%      $   96,652,917        5.96%
2001                 100,635,163        6.52           11,135,163        6.55
2002                   1,227,136        6.79           11,227,136        5.66
2003                  31,327,164        6.66           31,327,164        6.52
2004                  25,913,899        6.85            2,913,899        7.43
2005                   3,280,264        6.64            3,280,264        6.64
2006 and
  thereafter          71,994,378        5.97           43,994,378        6.58
                  --------------                   --------------

                  $  234,378,004        6.41       $  200,530,921        6.23
                  ==============                   ==============

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 6: ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

      Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 16, 2010. The advance has a quarterly call provision that allows the Federal Home Loan Bank of Des Moines to call the advance on any quarter end after December 17, 2001.

      The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances. Investment securities with carrying values of $67,168,500 and $46,205,000, respectively, were specifically pledged as collateral for advances at December 31, 2000 and 1999. Loans with carrying values of $344,449,000 and $324,107,000 were pledged as collateral for outstanding advances at December 31, 2000 and 1999, respectively.

NOTE 7: SHORT-TERM BORROWINGS

      Short-term borrowings at December 31, 2000 and 1999, are summarized as follows:

                                                    December 31,
                                         -------------------------------
                                              2000              1999
                                              ----              ----
Federal funds purchased                 $   25,000,000    $   26,500,000
United States government agencies
  securities sold under reverse
  repurchase agreements                     12,869,017        25,138,483
Other                                        3,826,356         1,955,607
                                        --------------    --------------
                                        $   41,695,373    $   53,594,090
                                        ==============    ==============

      The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statement of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts.

      Other short-term borrowings consist of borrowings from the Federal Reserve Bank and margin loans with brokerage firms.

      Short-term borrowings had weighted average interest rates of 6.67% and 4.71% at December 31, 2000 and 1999, respectively. Securities underlying the agreements are being held by the Bank during the agreement period. All agreements are written on a one month or less term.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 7: SHORT-TERM BORROWINGS (Continued)

      Short-term borrowings averaged $29,642,000 and $22,034,000 for the years ended December 31, 2000 and 1999, respectively. The maximum amounts outstanding at any month end were $42,646,000 and $53,594,090 during those same periods.

NOTE 8: NOTE PAYABLE TO BANK

      The Company entered into a line of credit with a commercial bank during 1999. The amount available under the line of credit is $25,000,000 and $15,000,000 at December 31, 2000 and 1999, respectively. The amount outstanding was $15,500,000 and $7,517,025 at December 31, 2000 and 1999, respectively. The note payable bears interest at LIBOR plus 1.25% due quarterly, is secured by all of the common stock of the Bank and matures November 1, 2001.

      The Bank has a potentially available $61,018,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2000. The line is secured primarily by commercial loans and was not drawn upon at December 31, 2000.

NOTE 9: INCOME TAXES

      The Company files a consolidated federal income tax return. During the time the Bank operated under a thrift charter, thrifts were allowed a percentage of otherwise taxable income as a statutory bad debt deduction, subject to limitations based on aggregate loans and savings balances. This percentage was most recently 8%. In August 1996 this statutory bad debt deduction was repealed and is no longer available for thrifts. In addition, bad debt allowances accumulated after 1988, which are presently included as a component of the net deferred tax asset, must be recaptured over a six-year period beginning with the period ended December 31, 1998. The amount of the deferred tax liability which must be recaptured is $907,000 at December 31, 2000.

      As of December 31, 2000 and 1999, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2000 and 1999.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 9: INCOME TAXES (Continued)

   The provision for income taxes consists of:

                                                     Six Months
                          Years Ended December 31,     Ended          Year
                          -----------------------   December 31,     Ended
                             2000        1999           1998      June 30, 1998
                             ----        ----       -----------   -------------

Taxes currently payable  $9,142,000   $6,997,160     $4,703,327    $7,014,286
Deferred income taxes      (958,000)      21,040       (845,027)      (90,586)
                         ----------   ----------     ----------    ----------

                         $8,184,000   $7,018,200     $3,858,300    $6,923,700
                         ==========   ==========     ==========    ==========

      The tax effects of temporary differences related to deferred taxes shown on the December 31, 2000 and 1999, statements of financial condition were:


                                                          December 31,
                                                 ----------------------------
                                                      2000            1999
                                                      ----            ----

Deferred tax assets:
  Allowance for loan losses                     $  6,543,000     $  6,053,000
  Accrued expenses                                   118,000          123,000
  Partnership tax credits                            107,000           79,000
  Excess of cost over fair value of net
    assets acquired                                  112,000           74,000
  Unrealized depreciation on available-for-
    sale securities                                       --          381,970
                                                ------------     ------------
                                                   6,880,000        6,710,970
                                                ------------     ------------

Deferred tax liabilities:
  Tax bad debt allowance in excess
    of base year allowance                          (907,000)      (1,244,000)
  FHLB stock dividends                              (575,000)        (575,000)
  Unrealized appreciation on available-for-
    sale securities                                 (199,651)              --
  Other                                              (25,339)        (100,186)
                                                ------------     ------------
                                                  (1,706,990)      (1,919,186)
                                                ------------     ------------

        Net deferred tax asset                  $  5,173,010     $  4,791,784
                                                ============     =============

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 9: INCOME TAXES (Continued)

      Reconciliations of the Company's provision for income taxes to the statutory corporate tax rates are as follows:


                              Years Ended              Six Months       Year
                              December 31,                Ended         Ended
                       --------------------------      December 31,    June 30,
                          2000            1999             1998         1998
                          ----            ----        -------------    ------

Tax at statutory rate      35.0%           35.0%           35.0%          35.0%
State income taxes           --              --              .1           (3.1)
Other                       (.4)           (1.1)            (.7)            .5
                        -------         -------         -------        -------

                           34.6%           33.9%           34.4%          32.4%
                        =======         =======         =======        =======

      The income and other tax returns of the Company and its consolidated subsidiaries are subject to but have not been audited recently by the Internal Revenue Service and state taxing authorities. These returns have been closed without audit through June 30, 1997.

NOTE 10: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 10: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 10: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Interest Rate Swaps

      Fair values of interest rate swaps are estimated based on quoted dealer prices.

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

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998

NOTE 10: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                          December 31,
                                      -----------------------------------------------------
                                                 2000                         1999
                                      --------------------------   ------------------------
                                       Carrying                     Carrying
                                        Amount      Fair Value       Amount      Fair Value
                                        ------      ----------       ------      ----------
Financial assets:
  Cash and cash equivalents          $ 40,100,743  $ 40,100,743   $ 43,600,220  $ 43,600,220
  Available-for-sale securities       126,409,164   126,409,164     79,891,460    79,891,460
  Held-to-maturity securities          27,758,280    27,717,800     37,645,500    37,415,600
  Loans, net of allowance
    for loan losses                   890,783,678   900,279,000    766,806,940   775,123,000
  Accrued interest receivable           8,911,165     8,911,165      5,854,494     5,854,494
  Investment in FHLB stock             14,094,900    14,094,900     10,981,000    10,981,000

Financial liabilities:
  Deposits                            751,041,996   751,734,000    625,900,352   628,961,000
  Accrued interest payable              6,117,661     6,117,661      5,832,253     5,832,253
  FHLB advances                       234,378,004   238,454,000    200,530,921   199,200,000
  Short-term borrowings                41,695,373    41,695,373     53,594,090    53,594,000
  Note payable to bank                 15,500,000    15,500,000      7,517,025     7,517,025

Unrecognized financial
  instruments (net of
  contractual value):
    Commitments to extend credit               --            --             --            --
    Standby letters of credit                  --            --             --            --
    Unused lines of credit                     --            --             --            --
    Interest rate swaps                        --     2,400,000             --            --

NOTE 11: OPERATING LEASES

      The Company has entered into various operating leases at several of its locations. Some of the leases have renewal options.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998


NOTE 11: OPERATING LEASES (Continued)

      At December 31, 2000, future minimum lease payments are as follows:

                2001                    $   295,642
                2002                        237,595
                2003                        162,890
                2004                        129,648
                2005                        107,648
            Later Years                     479,043
                                        -----------

                                        $ 1,412,466
                                        ===========

      Rental expense was $297,274, $307,805, $222,429 and $136,360 for the years ended December 31, 2000 and 1999, and June 30, 1998, and the six months ended December 31, 1998, respectively.

NOTE 12: COMMITMENTS AND CREDIT RISK

      During 2000 the Company entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. The swap agreements provide for the Company to pay a variable rate of interest based on a spread to the 30-day London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest. Under the swap agreements the Company is to pay or receive interest monthly, semi-annually or at maturity.

      At December 31, 2000, the notional amount of interest rate swaps outstanding was approximately $138,063,000, consisting of swaps in a receivable position of approximately $107,924,000 and swaps in a payable position of approximately $30,139,000. The maturities of interest rate swaps outstanding at December 31, 2000, in terms of notional amounts (in millions) and their average pay and receive rates were as follows:

                                          Expected Maturity Date
                             -------------------------------------------------
                             2001   2002   2003   2004   2005   2008    Total
                             ----   ----   ----   ----   ----   ----    -----
Interest Rate Derivatives
Interest Rate Swaps:
  Fixed to Variable          $32.5  $49.2  $31.0   $7.0  $15.8   $2.6   $138.1
    Average Pay Rate         6.53%  6.33%  5.83%  6.52%  6.17%  5.60%    6.24%
    Average Receive Rate     6.52%  6.36%  5.88%  6.57%  6.20%  5.80%    6.27%

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998,
                                AND JUNE 30, 1998


NOTE 12: COMMITMENTS AND CREDIT RISK (Continued)

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

      At December 31, 2000 and 1999, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $34,185,000 and $27,760,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period. Loan commitments at fixed rates of interest amounted to approximately $1,319,000 and $3,172,000 with the remainder at floating market rates at December 31, 2000 and 1999, respectively.

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

      The Company had total outstanding letters of credit amounting to approximately $12,404,000 and $13,613,000, at December 31, 2000 and 1999,
respectively, with $4,557,000 and $5,366,000, respectively, of the letters of credit having terms ranging from seven months to five years. The remaining $7,847,000 and $8,247,000 at December 31, 2000 and 1999, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue. The Federal Home Loan Bank has issued a letter of credit backing the Bank's letter of credit.

      Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 12: COMMITMENTS AND CREDIT RISK (Continued)

by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate. The Bank uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

      At December 31, 2000, the Bank had granted unused lines of credit to borrowers aggregating approximately $73,438,000 and $12,319,000 for commercial lines and open-end consumer lines, respectively. At December 31, 1999, the Bank had granted unused lines of credit to borrowers aggregating approximately $59,994,000 and $9,942,000 for commercial lines and open-end consumer lines, respectively.

      The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri. Although the Bank has a diversified portfolio, loans (including loans in process) aggregating approximately $149,460,000 and $140,745,000 at December 31, 2000 and 1999, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area. Residential mortgages account for approximately $66,764,000 and $59,746,000 of this total at December 31, 2000 and 1999, respectively.

NOTE 13: CONTINGENT LIABILITIES

      The Company and its subsidiaries are defendants in certain lawsuits arising in the ordinary course of business. Management, after review with its legal counsel, is presently of the opinion that the resolution of these legal matters will not have a material adverse effect. However, events could occur in the near term that would change the estimate of liability materially.

      Customers of one of the Bank's subsidiaries may enter into margin loan agreements with the subsidiary's outside clearing agent in accordance with Regulation T of the Federal Reserve rules. The subsidiary is required to indemnify the clearing agent against any losses suffered by the clearing agent as a result of any margin loans with the subsidiary's customers. The outstanding amount of margin loans that are subject to indemnity by the subsidiary at December 31, 2000, was $430,491.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 14: ADDITIONAL CASH FLOW INFORMATION


                                                                          Six Months
                                               Years Ended December 31,      Ended           Year
                                               -----------------------    December 31,       Ended
                                                  2000          1999          1998       June 30, 1998
                                                  ----          ----      ------------   -------------
Noncash Investing and Financing Activities

   Conversion of loans to foreclosed assets    $3,458,309    $1,376,725    $2,165,000     $4,068,122
   Conversion of foreclosed assets to loans    $1,704,871    $3,130,700    $2,727,000     $4,647,521

Additional Cash Payment Information

   Interest paid                              $48,575,365   $34,945,373   $14,820,215    $31,323,755
   Income taxes paid                           $2,300,000    $8,725,000    $2,600,000     $8,640,000


NOTE 15: EMPLOYEE BENEFIT PLANS

      The Company participates in a multi-employer defined benefit plan covering all employees who have met minimum service requirements. The Company's policy is to fund pension cost accrued. No contribution was required for the years ended December 31, 2000 and 1999, and June 30, 1998, and the six months ended December 31, 1998. As a member of a multi-employer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

      The Company has a defined contribution pension plan covering substantially all employees. The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation, and also matches 50% of the employee's contribution on the next 2% of the employee's compensation. Employer contributions charged to expense for the years ended December 31, 2000 and 1999, and June 30, 1998, and the six months ended December 31, 1998, were $308,743, $191,581, $82,575 and $54,379, respectively.

NOTE 16: STOCK OPTION PLAN

      The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 1,232,496 shares of common stock.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 16: STOCK OPTION PLAN (Continued)

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

      The table below summarizes transactions under the Company's stock option plans:

                                                    Shares
                                 ----------------------------------------------
                                                                   Weighted
                                 Available                     Average Exercise
                                 to Grant      Under Option         Price
                                 --------      ------------    ----------------
  Balance, June 30, 1997           90,718          247,984         $11.114
    New Plan established          800,000               --              --
    Granted                       (51,600)          51,600          21.950
    Exercised                          --          (12,714)         (5.375)
    Forfeited                       5,979           (5,979)        (13.547)
                                  -------         --------
  Balance, June 30, 1998          845,097          280,891          13.488
    Granted                       (45,700)          45,700          23.729
    Exercised                          --          (10,230)        (12.297)
    Forfeited                       6,725           (6,725)        (19.622)
                                  -------         --------
  Balance, December 31, 1998      806,122          309,636          12.564
    Granted                       (74,100)          74,100          23.548
    Exercised                          --          (58,166)         (7.138)
    Forfeited                      19,800          (19,800)        (22.352)
                                  -------         --------
  Balance, December 31, 1999      751,822          305,770          17.933
    Granted                       (62,513)         62,513           16.383
    Exercised                          --         (71,205)         (12.140)
    Forfeited                      62,520         (62,520)         (19.974)
                                  -------         -------
  Balance, December 31, 2000      751,829         234,558           16.510
                                  =======         =======

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 16: STOCK OPTION PLAN (Continued)

      The fair value of each option granted is estimated on the date of the grant using the Black Scholes pricing model with the following weighted average assumptions:


                                      December 31,   December 31,   December 31,   June 30,
                                          2000          1999           1998          1998
                                      -----------    -----------    -----------     ------
    Dividends Per Share                  $0.50           $0.50          $0.44        $0.42
    Risk-Free Interest Rate              5.93%           5.70%          4.99%        5.85%
    Expected Life of Options           5 Years         5 Years        4 Years       4 Years
    Weighted-Average Fair Value
      of Options Granted During Year    $10.11           $8.98          $8.71        $8.11

   The following table further summarizes information about stock options outstanding at December 31, 2000:


                                     Options Outstanding
                         -----------------------------------------      Options Exercisable
                                         Weighted                   --------------------------
                                          Average       Weighted                    Weighted
                                         Remaining       Average                     Average
       Range of            Number       Contractual     Exercise       Number       Exercise
    Exercise Prices      Outstanding        Life          Price     Exercisable      Price
    ---------------      -----------    -----------     --------    -----------     --------
 $3.500 to $5.021             7,660      1.48 years      $3.718          7,660       $3.718
 $10.938 to $16.875          95,723      4.85 years      15.320         57,010       15.149
 $17.00 to $18.70            38,325      4.51 years      17.942         13,025       18.352
 $21.500 to $28.1875         92,850      6.88 years      24.100         19,211       24.399


      The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock options, and no compensation cost has been recognized for them. Had compensation cost been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $303,000, $284,000, $154,900 and $112,900 and basic and diluted earnings per share would have decreased by $.04, $.04, $.02 and $.01 for the years ended December 31, 2000 and 1999, and June 30, 1998, and the six months ended December 31, 1998, respectively. The effects of applying this Statement for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 17: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

      Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and pending litigation are reflected in the footnotes regarding loans and contingent liabilities. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on deposits and on commitments and credit risk.

NOTE 18: REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct and material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2000, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The Company's and the Bank's actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 18: REGULATORY MATTERS (Continued)

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                                For Capital         Prompt Corrective
                                              Actual         Adequacy Purposes      Action Provisions
                                        -----------------    -----------------     ------------------
                                        Amount      Ratio    Amount      Ratio     Amount       Ratio
                                        ------      -----    ------      -----     ------       -----
                                                               (In Thousands)

As of December 31, 2000

  Total Risk-Based Capital
    Great Southern Bancorp, Inc.      $81,772        9.1%  >=$71,853    >=8.0%        N/A       N/A
    Great Southern Bank               $90,610       10.2%  >=$71,280    >=8.0%  >=$89,100   >=10.0%

  Tier I Risk-Based Capital
    Great Southern Bancorp, Inc.      $70,453        7.8%  >=$35,927    >=4.0%        N/A       N/A
    Great Southern Bank               $79,380        8.9%  >=$35,640    >=4.0%  >=$53,460    >=6.0%

  Core Capital
    Great Southern Bancorp, Inc.      $70,453        6.5%  >=$43,415    >=4.0%        N/A       N/A
    Great Southern Bank               $79,380        7.4%  >=$43,121    >=4.0%  >=$53,901    >=5.0%

As of December 31, 1999
  Total Risk-Based Capital
    Great Southern Bancorp, Inc.      $78,308        10.2% >=$61,698    >=8.0%        N/A       N/A
    Great Southern Bank               $78,879        10.2% >=$61,725    >=8.0%  >=$77,156   >=10.0%

  Tier I Risk-Based Capital
    Great Southern Bancorp, Inc.      $68,573        8.9%  >=$30,849    >=4.0%        N/A       N/A
    Great Southern Bank               $69,140        9.0%  >=$30,862    >=4.0%  >=$46,294    >=6.0%

  Core Capital
    Great Southern Bancorp, Inc.      $68,573        7.4%  >=$37,302    >=4.0%        N/A       N/A
    Great Southern Bank               $69,140        7.4%  >=$37,127    >=4.0%  >=$46,409    >=5.0%


      The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000 and 1999, the Company and the Bank exceeded their minimum capital requirements. The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 19: SUMMARY OF UNAUDITED QUARTERLY OPERATING RESULTS

      Following is a summary of unaudited quarterly operating results for the years ended December 31, 2000 and 1999, and June 30, 1998, and the six months ended December 31, 1998:

                                                          December 31, 2000
                                       --------------------------------------------------------
                                                         Three Months Ended
                                       --------------------------------------------------------
                                         March 31       June 30     September 30    December 31
                                         --------       -------     ------------    -----------

Interest income                         $19,142,886   $20,387,899    $22,268,238    $23,622,678
Interest expense                         10,607,522    11,434,381     12,809,529     14,009,341
Provision for loan losses                   475,600       600,000        900,000      1,130,000
Net realized gains (losses) on
  available-for-sale securities                 130        (6,001)            --         (3,441)
Net income                                3,658,806     3,884,120      3,991,825      3,942,891
Earnings per common share - diluted             .48           .53            .55            .56

                                                          December 31, 1999
                                       --------------------------------------------------------
                                                         Three Months Ended
                                       --------------------------------------------------------
                                         March 31       June 30     September 30    December 31
                                         --------       -------     ------------    -----------

Interest income                          $15,924,308   $16,232,225   $17,499,295    $18,382,225
Interest expense                           8,182,918     8,236,251     9,091,687      9,952,234
Provision for loan losses                    576,410       573,590       450,000        462,000
Net realized gains on available-
  for-sale securities                        219,596        48,357        26,776         21,779
Net income                                 3,446,707     3,225,893     3,547,182      3,457,599
Earnings per common share - diluted             $.44          $.42          $.46           $.44


                                                            December 31, 1998
                                                       ---------------------------
                                                           Three Months Ended
                                                       ---------------------------
                                                      September 30     December 31
                                                      ------------     -----------

Interest income                                       $ 16,681,007    $ 15,803,765
Interest expense                                         8,378,787       8,151,034
Provision for loan losses                                  806,846         483,866
Net realized gains on available-for-sale securities        268,257          87,244
Net income                                               3,778,572       3,579,022
Earnings per common share - diluted                           $.47            $.44

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 19: SUMMARY OF UNAUDITED QUARTERLY OPERATING RESULTS (Continued)

                                                            June 30, 1998
                                       -------------------------------------------------------
                                                         Three Months Ended
                                       -------------------------------------------------------
                                       September 30   December 31    March 31       June 30
                                       ------------   -----------    --------       -------

Interest income                         $14,933,696   $15,107,330    $15,858,000   $16,032,659
Interest expense                          7,714,388     7,886,507      8,088,653     8,302,130
Provision for loan losses                   416,628       435,754        414,425       585,790
Net realized gains on available-
  for-sale securities                       420,572       451,194        417,761       108,301
Net income                                3,860,275     3,619,773      3,363,595     3,600,406
Earnings per common share - diluted            $.47          $.44           $.41          $.44


NOTE 20: OPERATING SEGMENTS

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

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 20: OPERATING SEGMENTS (Continued)

                                            Year Ended December 31, 2000
                                -----------------------------------------------
                                    Banking         All Other          Totals
                                    -------         ---------          ------

Interest income                   $85,375,389          $46,312      $85,421,701
Interest expense                  $48,848,863          $11,910      $48,860,773
Depreciation and amortization      $2,054,831         $296,232       $2,351,063
Provision for income taxes         $7,820,752         $363,248       $8,184,000
Segment profit                    $14,765,682         $711,960      $15,477,642
Segment assets                 $1,126,413,469       $3,764,589   $1,130,178,058
Expenditures for additions to
  premises and equipment           $2,276,120         $453,196       $2,729,316

                                          Year Ended December 31, 1999
                                -----------------------------------------------
                                    Banking         All Other          Totals
                                    -------         ---------          ------

Interest income                   $67,779,777         $258,276      $68,038,053
Interest expense                  $35,263,345         $199,745      $35,463,090
Depreciation and amortization      $2,040,954         $246,307       $2,287,261
Provision for income taxes         $6,558,440         $459,760       $7,018,200
Segment profit                    $12,785,115         $892,266      $13,677,381
Segment assets                   $957,604,983       $7,198,419     $964,803,402
Expenditures for additions to
  premises and equipment           $1,937,700         $420,465       $2,358,165

                                       Six Months Ended December 31, 1998
                                -----------------------------------------------
                                    Banking         All Other          Totals
                                    -------         ---------          ------

Interest income                   $32,405,769          $79,003      $32,484,772
Interest expense                  $16,518,815          $11,006      $16,529,821
Depreciation and amortization        $838,495         $125,438         $963,933
Provision for income taxes         $3,711,169         $147,131       $3,858,300
Segment profit                     $7,077,022         $280,572       $7,357,594
Segment assets                   $829,674,056       $6,823,646     $836,497,702
Expenditures for additions to
  premises and equipment           $1,360,336          $75,865       $1,436,201

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 20: OPERATING SEGMENTS (Continued)

                                             Year Ended June 30, 1998
                                  -------------------------------------------
                                    Banking        All Other        Totals
                                    -------        ---------        ------

Interest income                     $61,704,485      $227,200     $61,931,685
Interest expense                    $31,966,393       $25,285     $31,991,678
Depreciation and amortization        $1,254,209      $134,624      $1,388,833
Provision for income taxes           $6,165,092      $758,608      $6,923,700
Segment profit                      $12,963,921    $1,480,128     $14,444,049
Segment assets                     $790,429,922    $4,661,207    $795,091,129
Expenditures for additions to
  premises and equipment             $3,379,898      $125,900      $3,505,798


NOTE 21: CONDENSED PARENT COMPANY STATEMENTS

      The condensed balance sheets at December 31, 2000 and 1999, and statements of income and cash flows for the years ended December 31, 2000 and 1999, and June 30, 1998, and for the six months ended December 31, 1998, for the parent company, Great Southern Bancorp, Inc., are as follows:


                                                        December 31,
                                            --------------------------------
                                                  2000              1999
                                                  ----              ----

BALANCE SHEETS
  Assets
    Cash                                    $      644,096    $           --
    Available-for-sale securities                8,190,739         7,245,296
    Investment in subsidiary bank               79,901,864        69,492,824
    Income taxes receivable                        136,894                --
    Deferred income taxes                               --           353,890
    Other                                          100,458            50,003
                                            --------------    --------------

                                            $   88,974,051    $   77,142,013
                                            ==============    ==============

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 21: CONDENSED PARENT COMPANY STATEMENTS (Continued)

                                                          December 31,
                                               --------------------------------
                                                     2000               1999
                                                     ----               ----
  Liabilities and Stockholders' Equity
    Bank overdraft                             $           --   $       15,722
    Accounts payable and accrued expenses              44,690           42,100
    Income taxes payable                                   --          174,740
    Short-term borrowings                          17,840,481        7,938,298
    Deferred income taxes                              40,191               --
    Common stock                                      123,250          123,250
    Additional paid-in capital                     17,461,445       17,487,433
    Retained earnings                             112,176,579      100,310,493
    Unrealized appreciation (depreciation)
      on available-for-sale securities, net           384,183         (598,790)
    Treasury stock, at cost                       (59,096,768)     (48,351,233)
                                               --------------   --------------
                                               $   88,974,051   $   77,142,013
                                               ==============   ==============

                                                                                   Six Months
                                                       Years Ended December 31,       Ended          Year
                                                      -------------------------    December 31,      Ended
                                                          2000          1999           1998      June 30, 1998
                                                          ----          ----       -----------   -------------
STATEMENTS OF INCOME
  Income
    Dividends from subsidiary bank                     $ 7,000,000   $ 9,250,000   $ 4,755,806    $ 8,916,733
    Dividends from other subsidiaries                           --            --        51,281        469,109
    Interest and dividend income                           323,593       247,929       101,172        227,200
    Net realized gains (losses) on sales
      of available-for-sale securities                     (11,497)      296,041       353,149      1,397,828
    Other income (loss)                                         --            --           275        (69,266)
                                                       -----------   -----------   -----------    -----------
        Total income                                     7,312,096     9,793,970     5,261,683     10,941,604
                                                       -----------   -----------   -----------    -----------

  Expense
    Operating expenses                                     219,120       214,211       103,668        199,972
    Interest expense                                     1,040,574       215,432        11,006         25,285
                                                       -----------   -----------   -----------    -----------
        Total expense                                    1,259,694       429,643       114,674        225,257
                                                       -----------   -----------   -----------    -----------

  Income before income tax and equity in
    undistributed earnings of subsidiaries               6,052,402     9,364,327     5,147,009     10,716,347
  Provision (credit) for income taxes                     (371,012)      (14,202)       59,350        415,223
                                                      ------------  ------------   -----------    -----------
  Income before equity in earnings of subsidiaries       6,423,414     9,378,529     5,087,659     10,301,124
  Equity in undistributed earnings of subsidiaries       9,054,228     4,298,852     2,269,935      4,142,925
                                                       -----------   -----------   -----------    -----------
        Net Income                                     $15,477,642   $13,677,381   $ 7,357,594    $14,444,049
                                                       ===========   ===========   ===========    ===========

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 21: CONDENSED PARENT COMPANY STATEMENTS (Continued)

                                                                           Six Months
                                               Years Ended December 31,       Ended           Year
                                               ------------------------    December 31,       Ended
                                                  2000          1999           1998       June 30, 1998
                                                  ----          ----       -----------    -------------
STATEMENTS OF CASH FLOWS
  Cash Flows From Operating Activities
    Net income                                 $15,477,642   $13,677,381   $ 7,357,594    $14,444,049
    Items not requiring (providing) cash:
      Loss on low income housing partnership            --            --            --         12,093
      Equity in undistributed earnings
        of subsidiaries                         (9,054,228)   (4,298,851)   (2,278,085)    (4,144,925)
      Net realized (gains) losses on sales
        of available-for-sale securities            11,497      (296,041)     (353,149)    (1,397,828)
    Changes in:
      Dividends receivable                              --        19,740       (19,744)         3,000
      Other assets                                    (455)           --            --         57,505
      Accounts payable                               2,590        32,100        10,000             --
      Income taxes                                (311,634)     (318,110)       72,803        703,119
                                               -----------   -----------   -----------    -----------
        Net cash provided by operating
         activities                              6,125,412     8,816,219     4,789,419      9,677,013
                                               -----------   -----------   -----------    -----------

  Cash Flows From Investing Activities
    Net loans originated                                --       585,000            --       (585,000)
    Purchase of available-for-sale
      securities                                        --    (4,084,488)   (2,289,879)    (1,427,438)
    Proceeds from sale of available-for-sale
      securities                                    65,302     2,149,910     1,350,713      3,359,677
    Other investments                              (50,000)           --            --        (50,000)
    Investment in subsidiary                    (1,000,000)   (3,000,000)           --             --
    Partnership distribution                            --            --            --          5,062
                                               -----------   -----------   -----------    -----------
        Net cash provided by (used in)
         investing activities                     (984,698)   (4,349,578)     (939,166)     1,302,301
                                               -----------   -----------   -----------    -----------

  Cash Flows From Financing Activities
    Proceeds from bank overdraft                        --        15,722            --             --
    Repayment of bank overdraft                    (15,722)           --            --             --
    Net increase (decrease) in short-term
      borrowings                                 9,902,183     7,214,248       724,050     (2,406,423)
    Dividends paid                              (3,611,556)   (3,826,880)   (1,853,342)    (3,468,568)
    Stock options exercised                        481,230       464,437       127,435         94,118
    Treasury stock purchased                   (11,252,753)   (8,792,122)   (3,945,628)    (3,694,781)
                                               -----------   -----------   -----------    -----------
        Net cash used in financing
         activities                             (4,496,618)   (4,924,595)   (4,947,485)    (9,475,654)
                                               -----------   -----------   -----------    -----------

Increase (Decrease) in Cash                        644,096      (457,954)   (1,097,232)     1,503,660
Cash, Beginning of Period                               --       457,954     1,555,186         51,526
                                               -----------   -----------   -----------    -----------

Cash, End of Period                            $   644,096   $         0   $   457,954    $ 1,555,186
                                               ===========   ===========   ===========    ===========

                          GREAT SOUTHERN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998,
                               AND JUNE 30, 1998

NOTE 21: CONDENSED PARENT COMPANY STATEMENTS (Continued)


                                                                  Six Months
                                       Years Ended December 31,      Ended           Year
                                       -----------------------    December 31,      Ended
                                         2000          1999          1998       June 30, 1998
                                         ----          ----       -----------   -------------

Additional Cash Payment Information
  Interest paid                        $1,038,377    $173,410       $39,066        $11,006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (a) Directors of the Registrant

Nominee to Serve a Three-Year Term Expiring at the 2004 Annual Meeting

      William V. Turner, age 68, has served as the Chairman of the Board of Great Southern since 1974, Chief Executive Officer of Great Southern from 1974 to 2000, and President of Great Southern from 1974 to 1997. Mr. W. Turner has served in similar capacities with Bancorp since incorporation in 1989. Mr. W. Turner has also served as Chairman of the Board and President of Great Southern Financial Corporation, (a subsidiary of Great Southern) since incorporation in 1974, Chairman of the Board and President of Appraisal Services, Inc. (a subsidiary of Great Southern) since incorporation in 1976 and Chairman of the Board of Great Southern Capital Management, Inc. (a subsidiary of Great Southern) since its formation in 1988. Mr. W. Turner is the father of Joseph W. Turner, who is a Director and the Chief Executive Officer and President of Bancorp and Great Southern.

Information with Respect to the Continuing Directors

      In addition to the nominee proposed to serve on the Bancorp Board of Directors, the following individuals are also members of the Bancorp Board, for a term ending on the date of the annual meeting of stockholders in the year indicated. The principal occupation and business experience for the last five years and certain other information with respect to each continuing director of Bancorp is set forth below. The information concerning the continuing directors has been furnished by them to Bancorp.

Directors Serving a Three-Year Term Expiring at the 2002 Annual Meeting

      William E. Barclay, age 71, was first elected a Director of Great Southern in 1975 and of Bancorp in 1989. Mr. Barclay is the founder and has served as President and/or Chairman of Auto-Magic Full Service Car Washes in Springfield, Missouri since 1962. Mr. Barclay also founded Barclay Love Oil Company in Springfield, Missouri in 1964 and founded a chain of Ye Ole Buggy Bath Self-Service Car Washes in Springfield, Missouri in 1978 and opened a Jiffy Lube franchise in Springfield, Missouri in 1987. None of these entities are affiliated with Bancorp.

      Larry D. Frazier, age 63, was first elected a Director of Great Southern and of Bancorp in May 1992. Mr. Frazier was elected a Director of Great Southern Financial Corporation (a subsidiary of Great Southern) in 1976, where he served until his election as Director of Great Southern and Bancorp. Mr. Frazier is retired from White River Valley Electric Cooperative in Branson, Missouri, where he served as President and Chief Executive Officer from 1975 to 1998. This entity is not affiliated with Bancorp.

Directors Serving a Three-Year Term Expiring at the 2003 Annual Meeting

      Thomas J. Carlson, age 48, was first appointed a Director of Bancorp in January 2001. He is the co-owner of Carlson Gardner, Inc., a development company that has been in business since 1993. Mr. Carlson is also a shareholder of Woodco, Inc., a real estate construction company. He co-owns and is a member of Missouri Equity Partners, L.L.C. and Mid America Property Management, L.L.C. He is the President and Chief Executive Officer of Pointe Royale Development, Inc. and Resorts Management, Inc., both real estate development companies. Mr. Carlson serves on the Board of Directors of ITEC Attractions, Inc., which owns the IMAX Theater in Branson, Missouri. He also serves on the Board of Ozarks Counseling Center and The Kitchen, both not-for-profit organizations in Springfield, Missouri. Mr. Carlson, an attorney, is active in local political and civic affairs. He was a member of the Springfield City Council from 1983 to 1985, serving as Mayor Pro Tem from 1985 to 1987. He was Mayor of the City of Springfield from 1987 to 1993. Thereafter, he served on the Springfield-Branson Regional Airport Board. In 1997, he was again re-elected to the Springfield City Council. None of these entities are affiliated with Bancorp.

      Joseph W. Turner, age 36, joined Great Southern in 1991 and Bancorp in 1995 and became a Director in 1997. He currently serves as President and Chief Executive Officer of Bancorp and Great Southern. Prior to joining Great Southern, Mr. J. Turner was an attorney with the Kansas City, Missouri law firm of Stinson, Mag and Fizzell. Mr. J. Turner is the son of William V. Turner.

(b)   Executive Officers of the Registrant

      Included under Part I of this Form 10-K.

(c)   Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires Bancorp's directors, certain of its officers and persons who own more than ten percent of the Common Stock, to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC and to furnish Bancorp with copies of all such ownership reports. Based solely on Bancorp's review of the copies of such ownership reports furnished to Bancorp, and written representations relative to the filing of certain forms, Bancorp is aware of three late filings for Ann S. Turner for one transaction in June 1998, one transaction in June 1999 and one transaction in September 2000, four late filings for Joseph W. Turner for one transaction in October 1999, one transaction in December 1999, one transaction in September 2000 and one transaction in December 2000, three late filing for William V. Turner for one transaction in June 1998, one transaction in June 1999 and one transaction in September 2000, one late filing for Steven G. Mitchem for one transaction in September 2000, one late filing for Rex A. Copeland for one transaction in September 2000, two late filings for Douglas W. Marrs for one transaction in September 2000 and one transaction in April 2000 and two late filings for Larry A. Larimore for one transaction in April 2000 and one transaction in July 2000.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information concerning the compensation of Joseph W. Turner, the President and Chief Executive Officer, and William V. Turner, the Chairman of the Board. No other executive officer earned a salary and bonus in excess of $100,000 for fiscal 2000.


                                                                       Long-Term
                                                                     Compensation
                                      Annual Compensation               Awards
                             --------------------------------------  ------------
                                                                                     All Other
Name and Principal Position        Year           Salary     Bonus      Options     Compensation
                                                  ($)(1)      ($)         (#)          ($)(2)
---------------------------  ---------------     -------    -------  ------------   ------------

William V. Turner            Fiscal 2000         226,494    120,000         7,500         6,960
  Chairman of the Board      Fiscal 1999         291,261    100,000         5,000         6,940
                             Calendar 1998       317,122    215,000         5,000         2,914
                             Fiscal June 1998    320,793    191,732         7,500         5,290

Joseph W. Turner             Fiscal 2000         179,714    120,000         7,500         6,581
  Chief Executive Officer    Fiscal 1999         148,451     50,000         5,000        14,062
  and President              Calendar 1998       143,803        ---         5,000         2,925
                             Fiscal June 1998    145,000        ---         5,000         4,611


(1) Includes directors' fees for Mr. W. Turner of $31,200 for Fiscal 2000, Fiscal 1999, Calendar 1998 and Fiscal June 1998 and for Mr. J. Turner of $18,000, $10,500 and $10,500 for Fiscal 2000, Fiscal 1999 and Calendar
      1998, respectively.

(2) Fiscal 2000 includes: (a) company matching contributions to Bancorp's 401(k) plan (Mr. W. Turner - $6,420 and Mr. J. Turner - $6,041) and (b) term life insurance premiums paid by Great Southern for the benefit of Mr.
      W. Turner - $540 and Mr. J. Turner - $540.

Option Grants During the Fiscal Year Ended December 31, 2000

      The following table sets forth options to acquire shares of Common Stock which were granted to the executive officers named in the Summary Compensation Table during fiscal 2000.

                         OPTIONS GRANTS IN FISCAL 2000

                                                  Individual Grants
                    ---------------------------------------------------------------------------
                                 % of Total
                     Number of     Options                               Potential Realizable
                    Securities   Granted to   Exercise                     Value at Assumed
                    Underlying       All      or Base                       Annual Rate of
                      Options     Employees     Price                         Stock Price
                      Granted     in Fiscal   ($ per       Expiration      Appreciation for
   Name               (#)(1)        2000        share)        Date            Option Term
-----------------   ---------    ---------    --------     ----------    ----------------------
                                                                          5% ($)       10% ($)
                                                                          -------      -------

William V.            7,500        12.0%      $17.4284      9-20-2005     $20,948      $60,664
Turner

Joseph W.             7,500        12.0        17.4284      9-20-2005     $20,948      $60,664
Turner

(1) Shares for William V. Turner and Joseph W. Turner vest 25% per year after a one year holding period beginning on the date of the grant (September 20, 2000) and must be exercised within 5 years of the grant.

Option Exercises and Fiscal Year-End Values

      The following table sets forth all stock options exercised by the named executives during fiscal 2000 and the number and value of unexercised options held by such executive officers at December 31, 2000.


                                               Number of Securities
                                              Underlying Unexercised         Value of Unexercised
                                                Options at Fiscal           In-the-Money Options
                     Shares       Value            Year-End (#)            at Fiscal Year-End ($)(2)
                   Acquired on   Realized   --------------------------    --------------------------
     Name          Exercise (#)   ($)(1)    Exercisable  Unexercisable   Exercisable  Unexercisable
                   ----------    --------   -----------  -------------   -----------  -------------

William V. Turner      30,000    $98,445       39,375         15,625      $    ---          $  ---
Joseph W. Turner       13,000     41,847       29,060         15,000        79,540             ---

(1)Value realized is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2)The value of unexercised options was calculated at a per share price of $15.625, based on the closing price of the Common Stock as reported on the Nasdaq National Market System on December 31, 2000, less the exercise price per share.

Employment Agreements

      William V. Turner and Joseph W. Turner (the "Employees") have entered into employment agreements with Great Southern (the "Employment Agreements"). The Employment Agreements provide for an annual base salary in an amount not less than the Employee's then current salary and an initial term of five years with respect to Mr. W. Turner, and three years with respect to Mr. J. Turner. The Employment Agreements provide for an extension of one year, in addition to the then-remaining term, on each anniversary of the effective date of the agreements subject to the Board's discretion. The Employment Agreements provide that Great Southern may terminate the employment of any of the Employees for "cause," as defined in the Employment Agreements, at any time. The Employment Agreements also provide that in the event Great Southern chooses to terminate the employment of any of the Employees for reasons other than for cause, or in the event any of the Employees resigns from Great Southern upon the failure of the Great Southern Board of Directors to reelect any of the Employees to his current office or upon a material lessening of his functions, duties or responsibilities, such employee would be entitled to the payments owed for the remaining term of the agreement. If the employment of any of the Employees is terminated in connection with or within 12 months of a "change in control" of Great Southern or Bancorp, each of the Employees would be entitled to (i) a lump sum payment equal to 299% of the employee's base amount of compensation as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended, and (ii) continued payment of his salary under the applicable Employment Agreement for the term of the agreement. If Messrs. W. Turner and J. Turner had been entitled to the lump sum payments described in clause (i) of the preceding sentence as of December 31, 2000, such payments would have amounted to $1,306,888 and $430,716, respectively.

Benefits

      Pension Plan. Great Southern's employees are included in the Pentegra Retirement Fund, a multiple employer comprehensive pension plan. This noncontributory defined benefit retirement plan covers all employees who have met minimum service requirements.

      The following table illustrates annual pension benefits payable upon retirement, subject to limits established by federal law, based on various levels of compensation and years of service and assuming payment in the form of a straight-life annuity. Covered compensation includes all regular and overtime pay excluding bonuses and commissions. At December 31, 2000, Messrs. W. Turner and J. Turner had 25 and 8 years, respectively, of credited service under the pension plan. Since the pension plan is fully funded, there were no contributions during fiscal 2000 for Messrs. W. Turner and J. Turner.

                               PENSION PLAN TABLE

                                             Years of Service
        Average Annual       --------------------------------------------------
     Covered Compensation        10           20           30           40
     --------------------    ----------   ----------   ----------   ----------

   $ 50,000..............     $10,000      $ 20,000     $ 30,000     $ 40,000
    100,000..............      20,000        40,000       60,000       80,000
    150,000..............      30,000        60,000       90,000      120,000
    200,000..............      40,000        80,000      120,000      135,000(1)
    250,000..............      50,000       100,000      135,000(1)   135,000(1)
    300,000..............      60,000       120,000      135,000(1)   135,000(1)
    350,000..............      70,000       135,000(1)   135,000(1)   135,000(1)

(1) The maximum retirement benefit currently permitted by federal law is $135,000 per year for this type of plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information, as of the Record Date as to those persons believed by management of Bancorp to be beneficial owners of more than five percent of the outstanding shares of Common Stock. Persons, legal or natural, and groups beneficially owning in excess of five percent of the Common Stock are required to file certain reports regarding such ownership with Bancorp and with the United States Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Where appropriate, historical information set forth below is based on the most recent Schedule 13D or 13G filed on behalf of such person with Bancorp. Other than those persons listed below, management is not aware of any person or group that owns more than five percent of the Common Stock as of the Record Date.


                                                 Amount and
        Name and Address                   Nature of Beneficial      Percent of
      of Beneficial Owner                      Ownership(1)           Class(2)
    -----------------------------------    --------------------      ----------

    William V. Turner                           1,046,701(3)            15.09%
    Ann S. Turner
    Turner Family Limited Partnership
    Turner Family Foundation
    925 St. Andrews Circle
    Springfield, MO 65809

    Robert M. Mahoney                             486,184(4)             7.05
    Joyce B. Mahoney
    Tri-States Company
    4940 S. Farm Road 189
    Suite 500
    Rogersville, MO 65742

    Earl A. Steinert, Jr.                         460,500(5)             6.68
    1736 E. Sunshine
    Springfield, MO 65804

(1) Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.

(2) The percentage ownership is based on the number of shares outstanding as of the Record Date.

(3) Under Rule 13d-3 under the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of such date. This figure includes 39,375 shares which may be acquired through option exercises by William V. Turner. This figure also includes 35,368 shares held in various capacities by Ann S. Turner, Mr. W. Turner's wife, which Mr. W. Turner may be deemed to beneficially own, 14,826 shares held by the Turner Family Foundation which Mr. and Mrs. Turner may be deemed to beneficially own and 783,012 shares held by the Turner Family Limited Partnership which Mr. and Mrs. W. Turner may be deemed to beneficially own. Mr. W. Turner disclaims beneficial ownership as to shares beneficially owned by Ann S. Turner and the Turner Family Foundation, and 258,678 shares owned by the Turner Family Limited Partnership. This figure also includes 174,120 shares held in various capacities by William V. Turner, Mrs. Turner's husband, which Mrs. Turner may be deemed to beneficially own. Mrs. Turner disclaims beneficial ownership as to shares beneficially owned by William V. Turner and the Turner Family Foundation, and 258,678 shares owned by the Turner Family Limited Partnership.

(4) As reported by Robert M. Mahoney, Joyce B. Mahoney and Tri-States Service Company in a Schedule 13D filed on July 3, 1997. The Schedule 13D was a joint filing pursuant to Rule 13d-1(k)(1) of the Exchange Act. Joyce B. Mahoney and Tri-States Service Company disclaim beneficial ownership as to all shares. Robert M. Mahoney reported sole voting and dispositive power as to all shares.

(5) As reported by Earl A. Steinert, Jr. in a Schedule 13D filed on March 13, 1997. Earl A. Steinert, Jr. reported sole voting and dispositive power as to 391,500 shares and shared voting and dispositive power as to 69,000 shares. The 69,000 shares include 54,000 shares held by Earl A. Steinert, Jr. Trustee of the Earl A. Steinert Trust II and 15,000 shares held by Dorothy E. Steinert, Earl A. Steinert and Barbara Lee Stole, Joint Tenants. Earl A. Steinert, Jr. disclaims beneficial ownership as to these 69,000 shares.

Stock Ownership of Management

      The following table sets forth information, as of the Record Date, as to shares of Common Stock beneficially owned by the directors and nominees named under "Election of Directors" and "The Board of Directors" above, the executive officers named in the Summary Compensation Table above, and the directors and all executive officers of Bancorp as a group. Each beneficial owner listed has sole voting and dispositive power with respect to the shares of Common Stock reported, except as otherwise indicated.


                                                  Amount and
                                             Nature of Beneficial   Percent of
            Name                                  Ownership(1)        Class(2)
       --------------------------------      --------------------    ---------

       William V. Turner                          1,046,701(3)         15.09%
       Larry D. Frazier                              62,500              .91
       Joseph W. Turner                              55,505(4)           .80
       William E. Barclay                             8,048(5)           .12
       Thomas J. Carlson                              1,500              .02
       Directors and Executive Officers
         as a Group (9 persons)                   1,213,265(6)         17.41

(1) Under Rule 13d-3 the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of such date. Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.

(2) The percentage ownership is based on the number of shares outstanding as of the Record Date.

(3) For a detailed discussion of the nature of Mr. W. Turner's ownership, see Footnote 3 to the table of beneficial owners set out above.

(4) This figure includes 29,060 shares that may be acquired through option exercises.

(5) Mr. Barclay shares voting and dispositive power with his spouse with respect to all shares.

(6) The figure includes an aggregate of 71,336 shares that may be acquired through option exercises by all directors and executive officers as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Great Southern, like many financial institutions, has from time to time extended loans to its officers, directors and employees, generally for the financing of their personal residences, at favorable interest rates. Generally, residential loans have been granted at interest rates 1% above Great Southern's cost of funds, subject to annual adjustments. Other than the interest rate, these loans have been made in the ordinary course of business, on substantially the same terms and collateral as those of comparable transactions prevailing at the time, and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features. All loans by Great Southern to its directors and executive officers are subject to regulations restricting loans and other transactions with affiliated persons of Great Southern. Great Southern may also grant loans to officers, directors and employees, their related interests and their immediate family members in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons which, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features.

      No directors, executive officers or their affiliates, had aggregate indebtedness to Great Southern on such below market rate loans exceeding $60,000 at any time since January 1, 2000 except as noted below.

                                                                 Largest
                                                                 Amount
                                                               Outstanding  Balance    Interest
                                                    Date of       Since     as of      Rate at
         Name                    Position             Loan      01/01/00    12/31/00   12/31/00        Type
------------------      -------------------------   --------   ----------   --------   --------  ----------------


William V. Turner       Chairman of the Board of    08/25/95    $318,121    $312,349     6.33%   Home Mortgage
                        Bancorp and Great Southern

Joseph W. Turner        CEO and President of        08/31/00      56,277      56,277     9.50%   Home Equity Line
                        Bancorp and Great Southern  09/14/98     295,168     290,354     6.22%   Home Mortgage

Rex A. Copeland         Treasurer of Bancorp;       06/01/00     188,000     185,993     6.09%   Home Mortgage
                        Senior Vice President and
                        CFO of Great Southern

Steven G. Mitchem       Senior Vice President and   06/22/98     166,150     163,697     5.93%   Home Mortgage
                        Chief Lending Officer of
                        Great Southern

Larry A. Larimore       Secretary of Bancorp and    08/17/00     215,000     214,382     6.22%   Home Mortgage
                        Great Southern; Vice        08/12/98      18,837      17,753     9.50%   Home Equity Line
                        President of Great
                        Southern

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

          Inapplicable.

      (3) Articles of incorporation and Bylaws

            (i) The Registrant's Certificate of Incorporation previously filed with the Commission (File no. 33- 30597) as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 dated August 18,1989, is incorporated herein by reference as Exhibit 3.1.

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

           An Employment Agreement dated February 1, 1990 between the Registrant and William V. Turner previously filed with the Commission (File no. 33-30597) as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 dated August 18, 1989, is incorporated herein by reference and a January 19, 2000 amendment is attached hereto as Exhibit 10.2.

           An Employment Agreement dated July 1, 1993 between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 33-30597) as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, is incorporated herein by reference and a January 19, 2000 amendment is attached hereto as
           Exhibit 10.4.

           The Registrant's 1997 Stock Option and Incentive Plan previously filed with the Commission (File no. 33-30597) as Annex A to the Registrant's Definitive Proxy Statement for the fiscal year ended June 30, 1997, is incorporated herein by reference as Exhibit 10.5.

           The Registrant's $25,000,000 Revolving Note, as modified, with a commercial bank is attached hereto as Exhibit 10.6.

      (11) Statement re computation of per share earnings

           The Statement re computation of per share earnings is included in
           Note 1 of the Consolidated Financial Statements under Part II, Item 8 above.

      (12) Statements re computation of ratios

           The Statement re computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.

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

           Included as part of signature page.

      (99) Additional Exhibits

           Inapplicable.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GREAT SOUTHERN BANCORP, INC.


Date: March 28, 2001         By: /s/ Joseph W. Turner
                                -----------------------------------------------
                                Joseph W. Turner
                                President, Chief Executive Officer and Director (Duly Authorized Representative)

                               POWER OF ATTORNEY

      We, the undersigned officers and directors of Great Southern Bancorp, Inc., hereby severally and individually constitute and appoint Joseph W. Turner and Rex A. Copeland, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


             Signature                       Capacity in Which Signed                  Date
-------------------------------------   --------------------------------------   ------------------


/s/ Joseph W. Turner                    President, Chief Executive Officer and     March 28, 2001
-------------------------------------   Director (Principal Executive Officer)
Joseph W. Turner


/s/ William V. Turner                   Chairman of the Board                      March 28, 2001
-------------------------------------
William V. Turner


/s/ Rex A. Copeland                     Treasurer                                  March 28, 2001
-------------------------------------   (Principal Financial Officer and
Rex A. Copeland                         Principal Accounting Officer)


/s/ William E. Barclay                  Director                                   March 28, 2001
-------------------------------------
William E. Barclay


/s/ Larry D. Frazier                    Director                                   March 28, 2001
-------------------------------------
Larry D. Frazier


/s/ Thomas J. Carlson                   Director                                   March 28, 2001
-------------------------------------
Thomas J. Carlson

                          GREAT SOUTHERN BANCORP, INC.

                               INDEX TO EXHIBITS

 Exhibit No.                         Document
-------------- ----------------------------------------------------------------

10.2           Amendment dated January 19, 2000 to Employment Agreement with
               William V. Turner
10.4           Amendment dated January 19, 2000 to Employment Agreement with
               Joseph W. Turner
10.6           Revolving Note With Commercial Bank
12             Statement of Ratio of Earnings to Fixed Charges
21             Subsidiaries of the Registrant
23             Consent of Baird, Kurtz & Dobson, Certified Public Accountants