Form 10-Q
period 2001-03-31
GREAT SOUTHERN BANCORP INC
filed 2001-05-15
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

-----------------------

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2001

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

Yes /X/       No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 6,895,652 shares of common stock, par value $.01, outstanding at May 11, 2001.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash	$ 39,633,729	$ 39,192,978
Interest-bearing deposits in other financial institutions	10,083,390	907,765
Cash and cash equivalents	49,717,119	40,100,743
Available-for-sale securities	153,440,231	126,409,164
Held-to-maturity securities (fair value $21,081,000 - March 2001; $27,717,800 - December 2000)	21,070,730	27,758,280
Loans receivable, net of allowance for loan losses of $19,144,937 - March 2001; $18,693,971 - December 2000)	891,293,061	890,783,678
Interest receivable:
Loans	6,362,411	6,352,762
Investments	1,853,941	2,558,403
Prepaid expenses and other assets	8,763,404	3,678,579
Foreclosed assets held for sale, net	4,920,819	2,688,485
Premises and equipment, net	10,603,811	10,316,193
Investment in Federal Home Loan Bank Stock	14,118,900	14,094,900
Excess of cost over fair value of net assets acquired, at amortized cost	232,267	263,861
Deferred income taxes	5,369,817	5,173,010
Total Assets	$1,167,746,511	$1,130,178,058

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 804,948,386	$ 751,041,996
Federal Home Loan Bank advances	237,101,715	234,378,004
Short-term borrowings	14,561,848	41,695,373
Note payable to bank	16,500,000	15,500,000
Accrued interest payable	6,008,172	6,117,661
Advances from borrowers for taxes and insurance	688,178	344,093
Accounts payable and accrued expenses	2,841,690	2,983,695
Income taxes payable	9,935,030	7,068,547
Total Liabilities	1,092,585,019	1,059,129,369
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued 12,325,002 shares	123,250	123,250
Additional paid-in capital	17,459,663	17,461,445
Retained earnings	116,041,548	112,176,579
Accumulated other comprehensive income:
Unrealized appreciation on available-for-sale securities, net of income taxes of $334,188 at March 31, 2001 and $199,651 at December 31, 2000	667,113	384,183
	134,291,574	130,145,457
Less treasury common stock, at cost; March 31, 2001 - 5,429,491 shares; December 31, 2000 - 5,427,670 shares	(59,130,082)	(59,096,768)
Total Stockholders' Equity	75,161,492	71,048,689
Total Liabilities and Stockholders' Equity	$1,167,746,511	$1,130,178,058

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED March 31,
	2001	2000
	(Unaudited)
INTEREST INCOME
Loans	$21,186,781	$17,376,734
Investment securities and other	3,450,681	1,766,152
TOTAL INTEREST INCOME	24,637,462	19,142,886

INTEREST EXPENSE
Deposits	9,365,275	7,010,604
Federal Home Loan Bank advances	3,582,156	3,012,628
Short-term borrowings	623,842	584,290
TOTAL INTEREST EXPENSE	13,571,273	10,607,522

NET INTEREST INCOME	11,066,189	8,535,364
PROVISION FOR LOAN LOSSES	1,650,000	475,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,416,189	8,059,764

NON-INTEREST INCOME
Commissions	1,740,448	1,716,486
Service charges and ATM fees	2,004,007	1,276,273
Net realized gains on sales of loans	356,060	119,841
Net realized gains on available-for-sale securities	178	130
Expense on foreclosed assets	(82,070)	(10,782)
Other income	514,372	502,055
TOTAL NON-INTEREST INCOME	4,532,995	3,604,003

NON-INTEREST EXPENSE
Salaries and employee benefits	3,582,707	3,466,690
Net occupancy and equipment expense	1,038,697	899,542
Postage	309,604	267,588
Insurance	114,443	152,058
Amortization of goodwill	36,594	39,927
Advertising	164,215	132,544
Office supplies and printing	208,534	188,203
Other operating expenses	1,239,572	950,444
TOTAL NON-INTEREST EXPENSE	6,694,366	6,096,996

INCOME BEFORE INCOME TAXES	7,254,818	5,566,771
PROVISION FOR INCOME TAXES	2,527,686	1,907,965
NET INCOME	$ 4,727,132	$ 3,658,806

BASIC EARNINGS PER COMMON SHARE	$.69	$.50
DILUTED EARNINGS PER COMMON SHARE	$.67	$.48
DIVIDENDS DECLARED PER COMMON SHARE	$.13	$.13

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,727,132	$ 3,658,806
Items not requiring (providing) cash:
Depreciation	470,749	398,059
Amortization	36,594	34,927
Provision for loan losses	1,650,000	475,600
Gain on sale of loans	(356,060)	(119,841)
Proceeds from sales of loans held for sale	15,345,563	2,476,275
Originations of loans held for sale	(12,371,629)	(4,596,915)
Net realized (gains) losses on sale of available-for-sale securities	(178)	(130)
Loss on sale of premises and equipment	1,319	4,688
(Gain) loss on sale of foreclosed assets	13,836	(66,136)
Amortization of deferred income, premiums and discounts	(875,399)	(656,603)
Deferred income taxes	(338,796)	(133,401)
Changes in:
Accrued interest receivable	694,813	(703,043)
Prepaid expenses and other assets	(476,892)	(100,401)
Accounts payable and accrued expenses	(251,494)	(789,770)
Income taxes refundable/payable	2,866,483	1,870,781
Net cash provided by operating activities	11,136,041	1,752,896
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(10,040,377)	(15,925,578)
Purchase of premises and equipment	(976,670)	(305,609)
Proceeds from sale of premises and equipment	216,984	2,535
Proceeds from sale of foreclosed assets	373,877	163,399
Capitalized costs on foreclosed assets	(59,456)	(16,281)
Proceeds from maturing held-to-maturity securities	7,250,000	139,682
Proceeds from called investment securities	59,706,428	--
Principal reductions on mortgage-backed securities	45,428	---
Purchase of held-to-maturity securities	(920,000)	--
Proceeds from sale of available-for-sale securities	4,131,907	4,930
Purchase of available-for-sale securities	(86,554,255)	--
Purchase of Federal Home Loan Bank stock	(24,000)	(245,600)
Net cash used in investing activities	(26,850,134)	(16,182,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	46,778,432	25,064,303
Net increase in checking and savings deposits	2,515,025	6,722,748
Proceeds from Federal Home Loan Bank advances	802,750,000	648,000,000
Repayments of Federal Home Loan Bank advances	(800,026,289)	(659,271,772)
Net decrease in short-term borrowings	(26,133,525)	(14,582,805)
Net increase in advances from borrowers for taxes and insurance	344,085	395,044
Purchase of treasury stock	(42,808)	(4,933,544)
Dividends paid	(862,163)	(935,856)
Stock options exercised	7,712	323,401
Net cash provided by financing activities	25,330,469	781,519
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,616,376	(13,648,107)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,100,743	43,600,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,717,119	$29,952,113

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2000, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

       Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2000 filed with the Securities and Exchange Commission.

NOTE 2: OPERATING SEGMENTS

       The Company's banking operation is its only reportable segment. The banking operation segment is principally engaged in the business of originating residential and commercial real estate loans, commercial business loans and consumer loans and funding these loans through the attraction of deposits from the general public, originating brokered deposits and borrowing from the Federal Home Loan Bank and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

       The following table provides information about segment profits and segment assets and has been prepared using the same accounting policies as those described in Note 1. There are no material inter-segment revenues, thus no reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to four operating segments of the Company. These segments include an insurance agency, a travel agency, discount brokerage services and real estate appraisal services (2000 only).

	Three Months Ended March 31, 2001
	Banking	All Other	Totals
Interest income	$24,624,186	$ 13,276	$24,637,462
Non-interest income	2,794,672	1,738,323	4,532,995
Segment profit	4,545,967	181,165	4,727,132

	Three Months Ended March 31, 2000
	Banking	All Other	Totals
Interest income	$18,988,176	$ 154,710	$19,142,886
Non-interest income	1,855,429	1,748,574	3,604,003
Segment profit	3,358,045	300,761	3,658,806

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

	Three Months Ended March 31,
	2001	2000

Net income	$4,727,132	$3,658,806

Unrealized holding gains, net of income taxes	283,046	(91,127)
Less: reclassification adjustment for gains included in net income, net of income taxes	(116)	(85)
	282,930	(91,212)
Comprehensive income	$5,010,062	$3,567,594

NOTE 4: CHANGE IN ACCOUNTING PRINCIPLE

       The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of January 1, 2001. The principal effects of adoption of SFAS 133 and SFAS 138 are related to reclassification as available-for-sale of certain debt securities previously classified as held-to-maturity and recognition of outstanding interest rate swaps as hedges against changes in the fair value of certain fixed rate brokered certificates of deposit caused by changes in market rates of interest. These changes did not have a material impact on the Company's financial statements.

NOTE 5: SUBSEQUENT EVENT

       On April 26, 2001, Great Southern Capital Trust I (GSBCP), a newly-formed Delaware business trust subsidiary of the Company, issued 1,725,000 shares of 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering and issued 53,400 shares of Common Securities to the Company at $10 per share. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company will record distributions payable on the preferred securities as an expense in the consolidated statements of income for financial reporting purposes. The proceeds from the offering were used to reduce the Company's indebtedness under the existing note payable to bank.

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

       The Company does not undertake-and specifically disclaims any obligation- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

       The following should be read in conjunction with Management's Discussion and Analysis in the Company's December 31, 2000 Form 10-K.

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

       The Company's profitability is also affected by the level of its non-interest income and non-interest expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale securities, service charges and ATM fees, commissions earned by non-bank subsidiaries and other general operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, postage, insurance, advertising, office supplies and printing and other general operating expenses.

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

Asset and Liability Management and Interest Rate Risk

       A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms, the purchase of other shorter term interest-earning assets, and the use of interest rate swap agreements as hedges.

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

       In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to manage the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position in order to maintain its net interest margin. The Company's experience with interest rates is discussed in more detail under the heading "Results of Operations and Comparisons of the Three Months Ended March 31, 2001 and 2000."

       An important element of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or have a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income. At March 31, 2001, the Bank maintains a one-year gap position that is close to neutral.

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

       In addition, the Company uses interest rate swaps to manage its interest rate risks from recorded financial assets and liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate risk.

       Interest rate risk exposure estimates (the sensitivity gap) are not exact measures of an institution's actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Bank's sensitivity to changes in interest rates. The estimates do not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Bank's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and would therefore cause a change (which potentially could be material) in the Bank's interest rate risk.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

       During the three months ended March 31, 2001, total assets increased by $37.6 million to $1.17 billion. Interest-bearing deposits increased $9.2 million, available-for-sale securities increased $27.0 million, and foreclosed assets held for sale increased $2.3 million, partially offset by a decline in held-to-maturity securities of $6.7 million. In addition, other assets increased $4.6 million as a result of recording the mark-to-market value of the Company's interest rate swaps.

       Total liabilities increased $33.5 million to $1.09 billion. Deposits increased $53.9 million, Federal Home Loan Bank ("FHLBank") advances increased $2.7 million, and note payable to bank increased $1.0 million, partially offset by a decrease in short-term borrowings of $27.1 million. The deposit increase was primarily from both brokered deposits and core retail certificates of deposit. Total brokered deposits were $305 million at March 31, 2001. The weighted average cost of these deposits was approximately 25 basis points higher than the rest of the certificate of deposit portfolio. Interest-bearing checking balances accounted for $7.2 million of the increase. The note payable to a third-party bank is a line of credit established by the Company to meet operating cash needs, and from time to time as a source of funds to repurchase shares of the Company's stock. The decrease in short-term borrowings was primarily the result of repayment of $25.0 million of federal funds purchased. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

       Stockholders' equity increased $4.1 million primarily as a result of net income of $4.7 million and an increase in unrealized appreciation on available-for-sale securities of $.3 million, partially offset by dividend declarations and payments of $.9 million. The Company repurchased 2,408 shares of common stock at an average price of $17.78 per share during the three months ended March 31, 2001 and reissued 587 shares of treasury stock at an average price of $11.46 per share to cover stock option exercises.

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

       The increase in earnings of $1.1 million, or 29.2%, for the three months ended March 31, 2001 compared to the same period in 2000, was primarily due to an increase in net interest income of $2.5 million, or 29.7%, and an increase in non-interest income of $929,000, or 25.8%. These were partially offset by an increase in non-interest expense of $597,000, or 9.8%, an increase in provision for income taxes of $620,000, or 32.5%, and an increase in provision for loan losses of $1.2 million, or 247%, during the three month period.

Total Interest Income

       Total interest income increased $5.5 million, or 28.7%, during the three months ended March 31, 2001, when compared to the three months ended March 31, 2000. The increase was due to a $3.8 million, or 21.9%, increase in interest income on loans and a $1.7 million, or 95.4%, increase in interest income on investments and other interest earning assets. Interest income for both loans and investments and other interest-earning assets increased due to higher average balances and higher average rates.

       In addition, March 31, 2001 interest income was higher due to the following items:

  Interest income was positively impacted by a recovery of $420,000 of interest on a commercial real estate loan that was charged off in a prior year.

  Interest income was positively impacted by a recovery of $280,000 of interest on a loan relationship that was removed from non-performing status. This $7.3 million relationship is further discussed under "Provision for Loan Losses" and was described in the December 31, 2000 Annual Report and Form 10-K.

  Interest income was positively impacted by yield increases due to securities that were purchased at discounts and were called at par value. This resulted in an increase of approximately $500,000.

Interest Income - Loans

       During the three months ended March 31, 2001, interest income on loans increased from both higher average balances and higher average interest rates. Interest income increased $2.9 million as the result of higher average loan balances from $790 million during the three months ended March 31, 2000, to $916 million during the three months ended March 31, 2001. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending.

       Interest income increased $.9 million as the result of higher average interest rates. The average yield on loans increased from 8.80% during the three months ended March 31, 2000, to 9.25% during the three months ended March 31, 2001, primarily due to higher market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

Interest Income - Investments and Other Interest-Earning Assets

       Interest income on investments and other interest-earning assets increased from both higher average balances and higher average interest rates during the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. Interest income increased $867,000 as a result of higher average balances from $130 million during the three months ended March 31, 2000 to $184 million during the three months ended March 31, 2001. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income also increased $818,000 as a result of higher average yields from 5.42% during the three months ended March 31, 2000, to 7.51% during the three months ended March 31, 2001, due to higher market rates of interest in 2001, and due to the impact of called securities described previously in "Total Interest Income."

Total Interest Expense

       Total interest expense increased $3.0 million, or 27.9%, during the three months ended March 31, 2001 when compared with the same period in 2000. The increase during the three month period was due to a $2.4 million, or 33.6%, increase in interest expense on deposits, a $569,000, or 18.9%, increase in interest expense on FHLBank advances, and a $40,000, or 6.8%, increase in interest expense on short-term borrowings.

Interest Expense - Deposits

       Interest expense on deposits increased $1.8 million as a result of higher average balances of time deposits from $444 million during the three months ended March 31, 2000, to $566 million during the three months ended March 31, 2001, and increased $507,000 due to higher average interest rates on time deposits from 5.68% during the three months ended March 31, 2000, to 6.11% during the three months ended March 31, 2001. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and the average interest rates increased due to higher overall market rates of interest. Interest on demand deposits increased $44,000 due to higher average balances from $116 million during the three months ended March 31, 2000, to $125 million during the three months ended March 31, 2001, and increased $52,000 due to higher average rates from 1.83% during the three months ended March 31, 2000, to 2.00% during the three months ended March 31, 2001. The other deposit category, savings, experienced minor decreases due to lower average balances.

Interest Expense - FHLBank Advances and Short-term Borrowings

       Interest expense on FHLBank advances and short-term borrowings increased $609,000 due primarily to higher average balances from $240 million in the three months ended March 31, 2000 to $287 million in the three months ended March 31, 2001. Average rates decreased from 5.99% during the three months ended March 31, 2000, to 5.87% during the three months ended March 31, 2001. The average balance increase was used to fund growth in loans and securities.

Net Interest Income

   The Company's overall interest rate spread increased 30 basis points, or 9.4%, from 3.20% during the three months ended March 31, 2000, to 3.50% during the three months ended March 31, 2001. The increase was due to a 64 basis point increase in the weighted average yields received on interest-earning assets, partially offset by a 34 basis point increase in the weighted average rates paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 45 basis points while the yield on investment securities increased 209 basis points. The Company's overall net interest margin increased 31 basis points, or 8.4%, from 3.71% during the three months ended March 31, 2000, to 4.02% during the three months ended March 31, 2001. See "Total Interest Income" for a discussion of additional items that impacted net interest income for the three months ended March 31, 2001.

       Interest rates paid on deposits and FHLBank advances increased during the three months ended March 31, 2001 compared to the same periods one year earlier. As the Company has grown the assets of the Bank, the brokered and other time deposits and advances needed to fund that growth have increased the average cost of deposits since these types of deposits are higher cost deposits for the Bank than are interest-bearing demand and savings.

Provision for Loan Losses

       The provision for loan losses increased from $476,000 during the three months ended March 31, 2000 to $1.7 million during the three months ended March 31, 2001.

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

       Non-performing assets decreased $4.5 million during the three months ended March 31, 2001 from $15.2 million at December 31, 2000 to $10.7 million at March 31, 2001. Non-performing loans decreased $6.7 million, or 53.3%, from $12.5 million at December 31, 2000 to $5.8 million at March 31, 2001. Foreclosed assets increased $2.2 million, or 83.1%, from $2.7 million at December 31, 2000 to $4.9 million at March 31, 2001. Non-performing loans decreased as a result of the resolution of two relationships which were described in the December 31, 2000 Annual Report and Form 10-K. The majority of the $7.3 million relationship secured by condominium buildings and lots, single-family residences and lots, and other developed land has been removed from non-performing status, although this relationship remains on the problem asset watch list currently. The loan relationship was strengthened through a participation in this credit with another financial institution, which resulted in additional collateral being provided for the loan. The $2.4 million relationship secured by a golf course and undeveloped lots has been foreclosed and the asset is now included in the total of foreclosed assets. The remaining increase in foreclosed assets was due to the foreclosure of a motel in Branson, Missouri. The increases were partially offset by the sale of a theater in Branson, Missouri.

       Potential problem loans increased $9.8 million during the three months ended March 31, 2001 from $7.5 million at December 31, 2000 to $17.3 million at March 31, 2001, due primarily to the reclassification of the $7.3 million relationship described above from non-performing to potential problem status. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

       The Bank's allowance for loan losses as a percentage of total loans was 2.10% and 2.06% at March 31, 2001, and December 31, 2000, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-interest Income

       Non-interest income increased $929,000, or 25.8%, in the three months ended March 31, 2001 when compared to the same period in 2000. The increase was primarily due to: (i) an increase in service charges and ATM fees of $728,000, or 57.1%; and (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $236,000, or 197%. The increase in service charge fees resulted from new products introduced, increased rates and a larger number of accounts. The increase in ATM fees is related to an increase in overall usage by customers and non-customers. During the three months ended March 31, 2001, the Bank sold significantly more residential and student loans than in the same period during 2000. During the 2001 period, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio.

       This increase was partially offset by an increase in expenses on foreclosed assets due to increased foreclosure activity by the Bank in the 2001 period.

Non-interest Expense

       Non-interest expense increased $597,000, or 9.8%, in the three months ended March 31, 2001, compared to the same period in 2000. The increase was primarily due to: (i) an increase of $116,000, or 3.3%, in salary and employee benefits primarily due to normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $139,000, or 15.4%, primarily due to increases in depreciation; and (iii) and an increase in other operating expenses of $290,000, or 30.5%, due primarily to approximately $250,000 of fees paid to consultants in the 2001 period for implementation of new customer products and services.

Provision for Income Taxes

       Provision for income taxes as a percentage of pre-tax income increased slightly from 34.3% in the three months ended March 31, 2000, to 34.8% in the three months ended March 31, 2001.

Average Balances, Interest Rates and Yields

       The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. The tables do not include non-interest-bearing demand deposits and do not reflect any effect of income taxes.

	Three Months Ended March 31,
	2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 916,429	$21,187	9.25%	$789,926	$17,377	8.80%
Investment securities and other interest-earning assets	183,735	3,450	7.51	130,384	1,766	5.42
Total interest-earning assets	$1,100,164	24,637	8.96	$920,310	19,143	8.32
Interest-bearing liabilities:
Demand deposits	$124,891	624	2.00	$115,678	528	1.83
Savings deposits	18,043	104	2.31	29,365	182	2.48
Time deposits	565,539	8,637	6.11	443,910	6,301	5.68
Total deposits	708,473	9,365	5.29	588,953	7,011	4.76
FHLBank advances and other borrowings	286,515	4,206	5.87	240,104	3,597	5.99
Total interest-bearing liabilities	$994,988	13,571	5.46	$829,057	10,608	5.12
Net interest income:
Interest rate spread		$11,066	3.50%		$8,535	3.20%

Net interest margin(1)			4.02%			3.71%

Average interest-earning assets to average interest-bearing liabilities	110.57%			111.01%

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

	Three Months Ended March 31, 2001 vs. 2000
	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 920	$2,890	$3,810
Investment securities and other interest-earning assets	818	867	1,685
Total interest-earning assets	1,738	3,757	5,495
Interest-bearing liabilities:
Demand deposits	52	44	96
Savings deposits	(12)	(66)	(78)
Time deposits	507	1,830	2,337
Total deposits	547	1,808	2,355
FHLBank advances and other borrowing	(71)	680	609
Total interest-bearing liabilities	476	2,488	2,964
Net interest income	$1,262	$1,269	$2,531

Liquidity and Capital Resources

       Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2001, the Company had commitments of approximately $120 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

       Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

       The Company's stockholders' equity was $75.2 million, or 6.4% of total assets of $1.17 billion at March 31, 2001, compared to equity at $71.0 million, or 6.3%, of total assets of $1.13 billion at December 31, 2000.

       Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. On March 31, 2001, the Bank's Tier 1 risk-based capital ratio was 9.03%, total risk-based capital ratio was 10.29% and the core capital ratio was 7.33%. As of March 31, 2001, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2001, the Company's Tier 1 risk-based capital ratio was 8.09%, total risk-based capital ratio was 9.35% and the leverage ratio was 6.56%. As of March 31, 2001, the Company was "well capitalized" under the two Tier I capital ratios described above and was "adequately capitalized" under the total risk-based capital ratio described above.

       At March 31, 2001, the held-to-maturity investment portfolio included $10,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

       Statements of Cash Flows. During the three months ended March 31, 2001, and 2000, respectively, the Company experienced positive cash flows from operating activities and financing activities.

       Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to the origination and sale of loans held-for-sale, changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities during the three months ended March 31, 2001 and 2000. Operating activities provided cash flows of $11.1 million during the three months ended March 31, 2001, and $1.8 million during the three months ended March 31, 2000.

       During the three months ended March 31, 2001 and 2000, respectively, investing activities used cash of $26.9 million and $16.2 million primarily due to the net increase in loans and investment securities.

       Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases in deposits after interest credited, offset by decreases in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $25.3 million in cash during the three months ended March 31, 2001 and $782,000 in cash during the three months ended March 31, 2000. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings, purchase of treasury stock, and payment of dividends.

       Dividends. During the three months ended March 31, 2001, the Company declared and paid dividends of $.125 per share, or 19% of net income per share, compared to dividends declared and paid during the three months ended March 31, 2000 of $.125 per share, or 26% of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

       Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2001, the Company repurchased 2,408 shares of its common stock at an average price of $17.78 per share and reissued 587 shares of treasury stock at an average price of $11.46 per share to cover stock option exercises. During the three months ended March 31, 2000, the Company repurchased 233,697 shares of its common stock at an average price of $21.06 per share and reissued 21,555 shares of treasury stock at an average price of $12.83 per share to cover stock option exercises.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As discussed in the "Asset and Liability Management and Interest Rate Risk" section of Management's Discussion and Analysis, the Company utilizes interest rate swaps to effectively convert a portion of its fixed rate brokered deposits to variable rates of interest.

       In addition to the disclosures previously made by the Company in the December 31, 2000, Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at March 31, 2001.

	Expected Maturity Date
	2001	2002	2003	2004	2005	2006	2008	Total	Fair Value
Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Fixed to Variable	$32.5	$49.2	$31.0	$7.0	$15.5	$5.0	$2.6	$142.8	$147.4
Average Pay Rate	5.04%	4.91%	4.28%	5.02%	4.71%	5.96%	4.06%	4.81%
Average Receive Rate	6.52%	6.36%	5.88%	6.57%	6.19%	6.25%	5.80%	6.27%

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       From time to time, the Registrant and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of the various legal proceedings involving the Registrant and its subsidiaries cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that these legal actions currently are not material to the Registrant.

Item 2. Changes in Securities

       None.

Item 3. Defaults Upon Senior Securities

       None.

Item 4. Submission of Matters to Vote of Common Stockholders

       a) Results of the 2001 Annual Meeting of Stockholders of Great Southern Bancorp, Inc. There were 6,896,002 shares present and entitled to vote at said meeting.

              1) William V. Turner received 6,425,358 votes for director.

              2) Voting for the ratification of the selection of Baird, Kurtz & Dobson as independent auditors for the fiscal year ending December 31, 2001:

For	Against	Abstain

6,484,458	8,538	4,963

Item 5. Other Information

       None.

Item 6. Exhibits and Reports on Form 8-K

       a) Exhibits

              See Exhibit Index.

       b) Reports on Form 8-K

              None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc. Registrant

Date: May 15, 2001	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Duly Authorized Officer)

Date: May 15, 2001	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

11	Statement Re Computation of Earnings Per Share