Form 10-Q
period 2001-06-30
GREAT SOUTHERN BANCORP INC
filed 2001-08-14
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2001

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

                                     Yes    /X/     No    /   /

            The number of shares outstanding of each of the registrant's classes of common stock: 6,908,431 shares of common stock, par value $.01, outstanding at August 10, 2001.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash	$ 36,848,475	$ 39,192,978
Interest-bearing deposits in other financial institutions	17,312,707	907,765
Cash and cash equivalents	54,161,182	40,100,743
Available-for-sale securities	153,124,744	126,409,164
Held-to-maturity securities (fair value $27,602,000 - June 2001; $27,717,800 - December 2000)	27,696,992	27,758,280
Loans receivable, net of allowance for loan losses of $19,320,077 – June 2001; $18,693,971 – December 2000	902,268,585	890,783,678
Interest receivable:
Loans	5,766,777	6,352,762
Investments	1,964,895	2,558,403
Prepaid expenses and other assets	8,677,080	3,678,579
Foreclosed assets held for sale, net	2,926,056	2,688,485
Premises and equipment, net	11,714,531	10,316,193
Investment in Federal Home Loan Bank Stock	14,118,900	14,094,900
Excess of cost over fair value of net assets acquired, at amortized cost	200,673	263,861
Deferred income taxes	5,484,013	5,173,010
Total Assets	$1,188,104,428	$1,130,178,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 795,310,818	$ 751,041,996
Federal Home Loan Bank advances	265,320,605	234,378,004
Short-term borrowings	13,514,991	41,695,373
Note payable to bank	--	15,500,000
Trust preferred securities	16,940,929	--
Accrued interest payable	6,477,872	6,117,661
Advances from borrowers for taxes and insurance	946,485	344,093
Accounts payable and accrued expenses	2,572,199	2,983,695
Income taxes payable	8,410,140	7,068,547
Total Liabilities	1,109,494,039	1,059,129,369
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued 12,325,002 shares	123,250	123,250
Additional paid-in capital	17,169,482	17,461,445
Retained earnings	119,711,309	112,176,579
Accumulated other comprehensive income:
Unrealized appreciation on available-for-sale securities, net of income taxes of $263,890 at June 30, 2001 and $199,651 at December 31, 2000	527,416	384,183
	137,531,457	130,145,457
Less treasury common stock, at cost; June 30, 2001 - 5,414,678 shares; December 31, 2000 - 5,427,670 shares	(58,921,068)	(59,096,768)
Total Stockholders' Equity	78,610,389	71,048,689
Total Liabilities and Stockholders' Equity	$1,188,104,428	$1,130,178,058

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$18,837,623	$18,327,696	$40,024,405	$35,679,421
Investment securities and other	3,050,377	2,060,203	6,499,247	3,851,364
TOTAL INTEREST INCOME	21,888,000	20,387,899	46,523,652	39,530,785
INTEREST EXPENSE
Deposits	8,936,721	7,907,872	18,301,995	14,918,476
Federal Home Loan Bank advances	2,838,637	3,074,499	6,420,793	6,087,127
Short-term borrowings and trust preferred securities	632,766	452,010	1,254,798	1,036,300
TOTAL INTEREST EXPENSE	12,408,124	11,434,381	25,977,586	22,041,903
NET INTEREST INCOME	9,479,876	8,953,518	20,546,066	17,488,882
PROVISION FOR LOAN LOSSES	1,050,000	600,000	2,700,000	1,075,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,429,876	8,353,518	17,846,066	16,413,282
NON-INTEREST INCOME
Commissions	1,431,098	1,865,113	3,171,546	3,581,599
Service charges and ATM fees	2,131,837	1,317,077	4,135,845	2,593,350
Net realized gains on sales of loans	664,389	127,241	1,020,449	247,081
Net realized gains (losses) on available-for-sale securities	267,438	(6,001)	267,616	(5,871)
Expense on foreclosed assets	(11,307)	(66,852)	(93,377)	(77,634)
Other income	465,181	441,767	979,552	943,823
TOTAL NON-INTEREST INCOME	4,948,636	3,678,345	9,481,631	7,282,348
NON-INTEREST EXPENSE
Salaries and employee benefits	3,786,069	3,340,673	7,368,776	6,807,363
Net occupancy and equipment expense	1,049,491	1,040,199	2,088,188	1,939,741
Postage	301,517	261,446	611,122	529,034
Insurance	111,582	148,439	226,024	300,497
Amortization of goodwill	36,594	39,927	73,187	79,854
Advertising	162,976	122,425	327,191	254,969
Office supplies and printing	195,237	209,965	403,771	398,168
Other operating expenses	773,734	854,439	2,013,307	1,804,883
TOTAL NON-INTEREST EXPENSE	6,417,200	6,017,513	13,111,566	12,114,509
INCOME BEFORE INCOME TAXES	6,961,312	6,014,350	14,216,131	11,581,121
PROVISION FOR INCOME TAXES	2,429,567	2,130,230	4,957,254	4,038,195
NET INCOME	$ 4,531,745	$ 3,884,120	$ 9,258,877	$ 7,542,926
BASIC EARNINGS PER COMMON SHARE	$.66	$.54	$1.34	$1.03
DILUTED EARNINGS PER COMMON SHARE	$.65	$.53	$1.33	$1.01
DIVIDENDS DECLARED PER COMMON SHARE	$.13	$.13	$ .25	$ .25

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 9,258,877	$ 7,542,926
Items not requiring (providing) cash:
Depreciation	962,872	967,479
Amortization	73,187	79,854
Provision for loan losses	2,700,000	1,075,600
Gain on sale of loans	(1,020,449)	(247,081)
Proceeds from sales of loans held for sale	42,968,993	15,287,129
Originations of loans held for sale	(38,695,794)	(13,164,724)
Net realized (gains) losses on sale of available-for-sale securities	(267,616)	5,871
Loss on sale of premises and equipment	3,520	8,053
Gain on sale of foreclosed assets	(207,619)	(67,743)
Amortization of deferred income, premiums and discounts	(1,312,065)	(1,572,521)
Deferred income taxes	(375,242)	(374,594)
Changes in:
Accrued interest receivable	1,179,493	(1,023,671)
Prepaid expenses and other assets	(1,009,626)	7,425
Accounts payable and accrued expenses	(51,285)	(36,443)
Income taxes refundable/payable	1,341,593	2,186,139
Net cash provided by operating activities	15,548,839	10,673,699
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(22,519,516)	(65,559,389)
Purchase of premises and equipment	(2,611,148)	(824,979)
Proceeds from sale of premises and equipment	246,418	76,943
Proceeds from sale of foreclosed assets	2,837,936	328,670
Capitalized costs on foreclosed assets	(85,716)	(21,527)
Proceeds from maturing held-to-maturity securities	10,000,000	139,682
Proceeds from maturing available-for-sale securities	--	35,000,000
Proceeds from called investment securities	100,906,428	--
Principal reductions on mortgage-backed securities	140,594	--
Purchase of held-to-maturity securities	(7,550,000)	(500,000)
Proceeds from sale of available-for-sale securities	59,247,982	35,117
Purchase of available-for-sale securities	(185,312,456)	(39,134,850)
Purchase of Federal Home Loan Bank stock	(24,000)	(497,800)
Net cash used in investing activities	(44,723,478)	(70,958,133)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	40,006,987	43,524,193
Net increase (decrease) in checking and savings deposits	(46,110)	19,264,276
Net increase in Federal Home Loan Bank advances	30,942,601	26,451,899
Net decrease in short-term borrowings	(43,680,382)	(33,663,622)
Proceeds from issuance of trust preferred securities	17,250,000	--
Net increase in advances from borrowers for taxes and insurance	602,392	741,105
Purchase of treasury stock	(222,007)	(7,428,905)
Dividends paid	(1,724,147)	(1,845,354)
Stock options exercised	105,744	465,479
Net cash provided by financing activities	43,235,078	47,509,071
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,060,439	(12,775,363)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,100,743	43,600,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,161,182	$30,824,857

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

            The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2000, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 2: OPERATING SEGMENTS

            The Company's banking operation is its only reportable segment. The banking operation segment is principally engaged in the business of originating residential and commercial real estate loans, commercial business loans and consumer loans. These loans are funded through the attraction of deposits from the general public, brokered deposits originations, and borrowings from the Federal Home Loan Bank and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

            The following table provides information about segment profits and segment assets and has been prepared using the same accounting policies as those described in Note 1. There are no material inter-segment revenues, thus no reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to four operating segments of the Company. These segments include an insurance agency, a travel agency, discount brokerage services and, for 2000 only, real estate appraisal services.

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Banking	All Other	Totals	Banking	All Other	Totals
Interest income	$21,873,870	$ 14,130	$21,888,000	$46,496,246	$ 27,406	$46,523,652
Non-interest income	3,498,468	1,450,168	4,948,636	6,293,140	3,188,491	9,481,631
Segment profit (loss)	4,649,788	(118,043)	4,531,745	9,195,756	63,121	9,258,877

NEXT PAGE

	Three Months Ended June 30, 2000			Six Months Ended June 30, 2000
	Banking	All Other	Totals	Banking	All Other	Totals
Interest income	$20,370,745	$ 17,154	$20,387,899	$39,352,601	$ 178,184	$39,530,785
Non-interest income	1,860,165	1,818,180	3,678,345	3,715,594	3,566,754	7,282,348
Segment profit	3,754,419	129,701	3,884,120	7,108,196	434,730	7,542,926

NOTE 3: COMPREHENSIVE INCOME

            Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$4,531,745	$3,884,120	$9,258,877	$7,542,926
Unrealized holding gains (losses), net of income taxes	34,138	45,415	317,183	(45,712)
Less: reclassification adjustment for (gains) losses included in net income, net of income taxes	(173,835)	3,901	(173,950)	3,816
	(139,697)	49,316	143,233	(41,896)
Other comprehensive income	$4,392,048	$3,933,436	$9,402,110	$7,501,030

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

NEXT PAGE

NOTE 5: TRUST PREFERRED SECURITIES

            On April 26, 2001 Great Southern Capital Trust I (GSBCP), a newly-formed Delaware business trust subsidiary of the Company, issued 1,725,000 shares of 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company will record distributions payable on the preferred securities as interest expense in the consolidated statements of income for financial reporting purposes. The proceeds from the offering were used to reduce the Company's indebtedness under the existing note payable to bank to $-0-.

            Also during the quarter ended June 30, 2001, the Company entered into an interest rate swap transaction to effectively convert this fixed rate debt to variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate, and the rate at June 30, 2001, was 6.25%.

NEXT PAGE

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

            The profitability of the Company, and more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income the Company earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

            The Company's profitability is also affected by the level of its non-interest income and non-interest expense. Non-interest income consists primarily of net realized gains on sales of loans and available-for-sale securities, service charges and ATM fees, commissions earned by non-bank subsidiaries and other general operating income. Non-interest expense consists primarily of salaries and employee benefits, net occupancy and equipment expense, postage, insurance, advertising, office supplies and printing and other general operating expenses.

NEXT PAGE

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

NEXT PAGE

Asset and Liability Management and Interest Rate Risk

            A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms to maturity, the purchase of other shorter term interest-earning assets and the use of interest rate swap agreements as hedges.

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

            In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to manage the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position in order to maintain its net interest margin. The Company's experience with interest rates is discussed in more detail under the heading "Results of Operations and Comparisons of the Three and Six Months Ended June 30, 2001 and 2000."

NEXT PAGE

            An important element of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or have a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income. At June 30, 2001, the Bank maintained a one-year gap position that was slightly negative.

            The Bank, through the ALCO, evaluates interest sensitivity risk and then formulates guidelines regarding asset generation, funding sources and the pricing of each, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy and other financial and business risk factors. The Bank uses a static gap model and a computer simulation to measure the effect on net interest income of various interest rate scenarios over selected time periods. The Bank's gap can be managed by repricing assets or liabilities, selling available-for-sale investments, replacing an asset or liability prior to maturity or adjusting the interest rate during the life of an asset or liability. Matching the amount of assets and liabilities repricing during the same time interval helps to reduce the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

            As a part of its asset and liability management strategy, the Bank has, throughout the past several years, increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately 45% of total assets are currently invested in commercial real estate, construction, and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, to shorten the average maturity and to increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increased net interest income, such lending has increased the Bank's risk levels, and has resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.

            In addition, the Company uses interest rate swaps to manage its interest rate risks from recorded financial assets and liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate risk.

NEXT PAGE

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

NEXT PAGE

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

            During the six months ended June 30, 2001, total assets increased by $57.9 million to $1.19 billion. Interest-bearing deposits increased $16.4 million, available-for-sale securities increased $26.7 million, net loans receivable increased $11.5 million, and premises and equipment increased $1.4 million, partially offset by a decline in interest receivable of $1.2 million. In addition, other assets increased as a result of recording the $4.0 million mark-to-market value of the Company's interest rate swaps.

            Total liabilities increased $50.4 million to $1.11 billion. Deposits increased $44.3 million, Federal Home Loan Bank (“FHLBank”) advances increased $30.9 million, and trust preferred securities increased $16.9 million, partially offset by a decrease in short-term borrowings of $28.2 million and a decrease in note payable to bank of $15.5 million. The deposit increase was primarily from both brokered deposits and retail certificates of deposit. Total brokered deposits were $303 million at June 30, 2001. The weighted average cost of these deposits was approximately 55 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduce the weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 90 basis points lower than the retail certificate of deposit portfolio. Interest-bearing checking balances accounted for $23.5 million of the increase in deposits. There was a related decrease in savings balances of $19.4 million due to the Company's change of product offerings and the reclassification of certain account types. The note payable to a third-party bank was paid down to $-0- with the proceeds from the trust preferred securities issued in April 2001. This line of credit remains in place to meet operating cash needs, and for use from time to time as a source of funds to repurchase shares of the Company's stock. The decrease in short-term borrowings was primarily the result of repayment of $25.0 million of federal funds purchased. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

            Stockholders' equity increased $7.6 million primarily as a result of net income of $9.3 million and an increase in unrealized appreciation on available-for-sale securities of $0.1 million, partially offset by dividend declarations and payments of $1.7 million. The Company repurchased 9,642 shares of common stock at an average price of $23.03 per share during the six months ended June 30, 2001 and reissued 22,634 shares of treasury stock at an average price of $15.11 per share to cover stock option exercises.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

            The increase in net income of $648,000, or 16.7%, for the three months ended June 30, 2001 compared to the same period in 2000, was primarily due to an increase in net interest income of $526,000, or 5.9%, and an increase in non-interest income of $1.3 million, or 34.6%. These were partially offset by an increase in non-interest expense of $400,000, or 6.6%, an increase in provision for income taxes of $300,000, or 14.1%, and an increase in provision for loan losses of $450,000, or 75.0%, during the three month period.

            The increase in net income of $1.7 million, or 22.7%, for the six months ended June 30, 2001 compared to the same period in 2000, was primarily due to an increase in net interest income of $3.1 million, or 17.5%, and an increase in non-interest income of $2.2 million, or 30.2%. These were partially offset by an increase in non-interest expense of $997,000, or 8.2%, an increase in provision for income taxes of $919,000, or 22.8%, and an increase in provision for loan losses of $1.6 million, or 151%, during the six month period.

Total Interest Income

            Total interest income increased $1.5 million, or 7.4%, during the three months ended June 30, 2001, when compared to the three months ended June 30, 2000. The increase was due to a $510,000, or 2.8%, increase in interest income on loans and a $990,000, or 48.1%, increase in interest income on investment securities and other. Interest income for both loans and investment securities and other increased due to higher average balances, partially offset by lower average rates.

            Total interest income increased $7.0 million, or 17.7%, during the six months ended June 30, 2001, when compared to the six months ended June 30, 2000. The increase was due to a $4.3 million, or 12.2%, increase in interest income on loans and a $2.6 million, or 68.8%, increase in interest income on investment securities and other. Interest income for both loans and investment securities and other increased due to higher average balances. Interest income on investment securities and other also increased due to higher average rates, while interest on loans was negatively impacted by lower average rates.

            In addition, interest income for the six months ended June 30, 2001, was higher due to the following items:

  Interest income was positively impacted by a recovery of $420,000 of interest on a commercial real estate loan that was charged off in a prior year.

  Interest income was positively impacted by a recovery of $280,000 of interest on a loan relationship that was removed from non-performing status. This $7.3 million relationship is further discussed under “Provision for Loan Losses” and was described in the December 31, 2000 Annual Report on Form 10-K.

  Interest income was positively impacted by yield increases due to securities that were purchased at discounts and were called at par value. This resulted in an increase of approximately $500,000.

NEXT PAGE

Interest Income - Loans

            During the three months ended June 30, 2001, interest income on loans increased from higher average balances, partially offset by lower average interest rates. Interest income increased $1.6 million as the result of higher average loan balances from $814 million during the three months ended June 30, 2000, to $913 million during the three months ended June 30, 2001. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one-to-four family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater portion of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

            Interest income decreased $1.1 million as the result of lower average interest rates. The average yield on loans decreased from 9.00% during the three months ended June 30, 2000, to 8.25% during the three months ended June 30, 2001, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the “prime rate” of interest.

            During the six months ended June 30, 2001, interest income on loans increased from higher average balances, partially offset by lower average interest rates. Interest income increased $4.9 million as the result of higher average loan balances from $801 million during the six months ended June 30, 2000, to $914 million during the six months ended June 30, 2001. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one-to-four family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater portion of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

            Interest income decreased $583,000 as a result of lower average interest rates. The average yield on loans decreased from 8.90% during the six months ended June 30, 2000, to 8.76% during the six months ended June 30, 2001, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the “prime rate” of interest.

Interest Income – Investment Securities and Other

            Interest income on investment securities and other increased from higher average balances, partially offset by lower average interest rates during the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. Interest income increased $1.0 million as a result of higher average balances from $132 million during the three months ended June 30, 2000 to $201 million during the three months ended June 30, 2001. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income decreased $54,000 as a result of lower average yields from 6.25% during the three months ended June 30, 2000, to 6.08% during the three months ended June 30, 2001, due to lower market rates of interest in 2001.

NEXT PAGE

            Interest income on investment securities and other increased from both higher average balances and higher average interest rates during the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. Interest income increased $2.0 million as a result of higher average balances from $131 million during the six months ended June 30, 2000 to $192 million during the six months ended June 30, 2001. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income also increased $649,000 as a result of higher average yields from 5.87% during the six months ended June 30, 2000, to 6.76% during the six months ended June 30, 2001, due to higher market rates of interest in the first quarter of 2001, and due to the impact of securities being called by the issuer prior to maturity described previously in “Total Interest Income.”

Total Interest Expense

            Total interest expense increased $974,000, or 8.5%, during the three months ended June 30, 2001 when compared with the same period in 2000. The increase during the three month period was due to a $1.0 million, or 13.0%, increase in interest expense on deposits and a $181,000, or 40.0%, increase in interest expense on short-term borrowings and trust preferred securities, partially offset by a $236,000, or 7.7%, decrease in interest expense on FHLBank advances.

            Total interest expense increased $3.9 million, or 17.9%, during the six months ended June 30, 2001 when compared with the same period in 2000. The increase during the six month period was due to a $3.4 million, or 22.7%, increase in interest expense on deposits, a $218,000, or 21.1%, increase in interest expense on short-term borrowings and trust preferred securities, and a $334,000, or 5.5%, increase in interest expense on FHLBank advances.

Interest Expense - Deposits

            Interest expense on deposits increased $1.6 million as a result of higher average balances of time deposits from $472 million during the three months ended June 30, 2000, to $584 million during the three months ended June 30, 2001, and decreased $298,000 due to lower average interest rates on time deposits from 5.92% during the three months ended June 30, 2000, to 5.65% during the three months ended June 30, 2001. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and the average interest rates decreased due to lower overall market rates of interest and the effects of the Company's interest rate swaps. Interest on demand deposits increased $158,000 due to higher average balances from $127 million during the three months ended June 30, 2000, to $146 million during the three months ended June 30, 2001, and decreased $248,000 due to lower average rates from 2.39% during the three months ended June 30, 2000, to 1.84% during the three months ended June 30, 2001. Interest on savings deposits decreased $156,000 due to lower average balances from $27 million during the three months ended June 30, 2000, to $2 million during the three months ended June 30, 2001. The changes in average balances for demand deposits and savings deposits approximately offset each other and resulted from the Company's change of product offerings and the reclassification of certain account types.

NEXT PAGE

            Interest expense on deposits increased $3.4 million as a result of higher average balances of time deposits from $458 million during the six months ended June 30, 2000, to $575 million during the six months ended June 30, 2001, and increased $171,000 due to higher average interest rates on time deposits from 5.80% during the six months ended June 30, 2000, to 5.88% during the six months ended June 30, 2001. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits. Interest on demand deposits increased $43,000 due to higher average balances from $121 million during the six months ended June 30, 2000, to $135 million during the six months ended June 30, 2001, and decreased $37,000 due to lower average rates from 2.12% during the six months ended June 30, 2000, to 1.91% during the six months ended June 30, 2001. Interest on savings deposits decreased $215,000 due to lower average balances from $28 million during the six months ended June 30, 2000, to $10 million during the six months ended June 30, 2001. The changes in average balances for demand deposits and savings deposits approximately offset each other and resulted from the Company's change of product offerings and the reclassification of certain account types.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

            Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $746,000 due to lower average rates of interest from 6.21% in the three months ended June 30, 2000 to 5.01% in the three months ended June 30, 2001. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily or monthly contributed to the significant decrease in average rates of interest. This decrease was partially offset by an increase in average balances from $227 million during the three months ended June 30, 2000, to $277 million during the three months ended June 30, 2001. The average balance increase was used to fund growth in loans and securities.

            Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $586,000 due to lower average rates of interest from 6.10% in the six months ended June 30, 2000 to 5.46% in the six months ended June 30, 2001. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily or monthly contributed to the significant decrease in average rates of interest. This decrease was partially offset by an increase in average balances from $234 million during the six months ended June 30, 2000, to $281 million during the six months ended June 30, 2001. The average balance increase was used to fund growth in loans and securities.

Net Interest Income

            The Company's overall interest rate spread decreased 32 basis points, or 9.8%, from 3.26% during the three months ended June 30, 2000, to 2.94% during the three months ended June 30, 2001. The decrease was due to a 76 basis point decrease in the weighted average yields received on interest-earning assets, partially offset by a 44 basis point decrease in the weighted average rates paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 75 basis points while the yield on investment securities decreased 17 basis points. In addition, the rates paid on deposits decreased 17 basis points while the rates paid on FHLBank advances and other borrowings decreased 120 basis points. The Company's overall net interest margin decreased 37 basis points, or 9.8%, from 3.78% during the three months ended June 30, 2000, to 3.41% during the three months ended June 30, 2001.

NEXT PAGE

            The prime rate of interest averaged 9.25% during the three months ended June 30, 2000, compared to an average of 7.35% during the three months ended June 30, 2001. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on interest-earning assets.

            The Company's overall interest rate spread decreased 2 basis points, or 0.6%, from 3.24% during the six months ended June 30, 2000, to 3.22% during the six months ended June 30, 2001. The decrease was due to a 7 basis point decrease in the weighted average yields received on interest-earning assets, partially offset by a 5 basis point decrease in the weighted average rates paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 14 basis points while the yield on investment securities increased 89 basis points. In addition, the rates paid on deposits increased 17 basis points while the rates paid on FHLBank advances and other borrowings decreased 64 basis points. The Company's overall net interest margin decreased 4 basis points, or 1.1%, from 3.75% during the six months ended June 30, 2000, to 3.71% during the six months ended June 30, 2001. See “Total Interest Income” for a discussion of additional items that impacted net interest income for the six months ended June 30, 2001.

            The prime rate of interest averaged 8.97% during the six months ended June 30, 2000, compared to an average of 7.99% during the six months ended June 30, 2001. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on interest-earning assets.

NEXT PAGE

Provision for Loan Losses

            The provision for loan losses increased from $600,000 during the three months ended June 30, 2000 to $1.1 million during the three months ended June 30, 2001. For the six months ended June 30, 2001, the provision for loan losses was $2.7 million compared to $1.1 million for the same period in 2000.

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

            Non-performing assets decreased $6.0 million during the six months ended June 30, 2001 from $15.2 million at December 31, 2000 to $9.2 million at June 30, 2001. Non-performing assets as a percentage of total assets were .77% at June 30, 2001. Non-performing loans decreased $6.2 million, or 49.7%, from $12.5 million at December 31, 2000 to $6.3 million at June 30, 2001. Foreclosed assets increased $0.2 million, or 8.9%, from $2.7 million at December 31, 2000 to $2.9 million at June 30, 2001. Non-performing loans decreased as a result of the resolution of two relationships which were described in the December 31, 2000 Annual Report on Form 10-K. The majority of the $7.3 million relationship secured by condominium buildings and lots, single-family residences and lots, and other developed land has been removed from non-performing status, although this relationship remains on the problem asset watch list currently. The loan relationship has been strengthened through a participation in this credit with another financial institution, which resulted in additional collateral being provided for the loan. The $2.4 million relationship secured by a golf course and undeveloped lots has been foreclosed and the asset is now included in the total of foreclosed assets. This increase in foreclosed assets was partially offset by the sale of a theater in Branson, Missouri, and the sale of other smaller properties owned at December 31, 2000.

            During the quarter ended June 30, 2001, net income and expense on foreclosed assets was positively impacted by the sale of one large parcel of undeveloped land at a gain of $535,000. Net income and expense on foreclosed assets was negatively impacted by write-downs during the quarter totaling $514,000 on three foreclosed properties. These write-downs were the result of updated valuations of the properties during the quarter.

NEXT PAGE

            Potential problem loans increased $15.7 million during the six months ended June 30, 2001 from $7.5 million at December 31, 2000 to $23.2 million at June 30, 2001, due primarily to the reclassification of the $7.3 million relationship described above from non-performing to potential problem status and the addition of one other loan of $6.0 million secured by a nursing care facility. The Company believes it is well-secured on this loan; however, the borrower's loan payments have been delinquent from time to time. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

            The Bank's allowance for loan losses as a percentage of total loans was 2.10% and 2.06% at June 30, 2001, and December 31, 2000, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Total Non-interest Income

            Total non-interest income increased $1.3 million, or 34.6%, in the three months ended June 30, 2001 when compared to the same period in 2000. The increase was primarily due to: (i) an increase in service charges and ATM fees of $815,000, or 61.9%; (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $537,000, or 423%; and (iii) an increase in net realized gains on sales of available-for-sale securities of $273,000. The increase in service charge fees resulted from new products introduced, increased rates and a larger number of accounts. The increase in ATM fees was related to an increase in overall usage by customers and non-customers. During the three months ended June 30, 2001, the Bank sold significantly more residential and student loans than in the same period during 2000. During the 2001 period, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, during the 2001 period, the Company sold one commercial real estate loan that was purchased at a discount from the Resolution Trust Corporation in a prior year, resulting in a gain of $300,000. The increase in gain on sale of available-for-sale securities was due to the sale of U. S. agency bonds that had a high probability to be called at par in the second or third quarter of 2001. Management elected to sell these bonds at a premium and reinvest the proceeds.

            This increase was partially offset by a decrease in commission revenues earned by the Company's travel and investment subsidiaries in 2001 of $434,000, or 23.3%. Both subsidiaries have experienced decreased sales activity as a result of general economic conditions prevailing in 2001. The investment subsidiary was adversely affected by declining activity by investors in the U. S. stock markets. The travel subsidiary was adversely affected by the merger of American Airlines and Trans World Airlines (TWA). Special incentives negotiated between the travel subsidiary and TWA were discontinued in 2001 as a result of the merger.

NEXT PAGE

            Total non-interest income increased $2.2 million, or 30.2%, in the six months ended June 30, 2001 when compared to the same period in 2000. The increase was primarily due to: (i) an increase in service charges and ATM fees of $1.5 million, or 59.5%; (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $773,000, or 313%; and (iii) an increase in net realized gains on sales of available-for-sale securities of $274,000. The increase in service charge fees resulted from new products introduced, increased rates and a larger number of accounts. The increase in ATM fees was related to an increase in overall usage by customers and non-customers. During the six months ended June 30, 2001, the Bank sold significantly more residential and student loans than in the same period during 2000. During the 2001 period, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, during the 2001 period, the Company sold one commercial real estate loan that was purchased at a discount from the Resolution Trust Corporation in a prior year, resulting in a gain of $300,000. The increase in gain on sale of available-for-sale securities was due to the sale of U. S. agency bonds that had a high probability to be called at par in the second or third quarter of 2001. Management elected to sell these bonds at a premium and reinvest the proceeds.

            This increase was partially offset by a decrease in commission revenues earned by the Company's travel and investment subsidiaries in 2001 of $410,000, or 11.4%. Both subsidiaries have experienced decreased sales activity as a result of general economic conditions prevailing in 2001. The investment subsidiary was adversely affected by declining activity by investors in the U. S. stock markets. The travel subsidiary was adversely affected by the merger of American Airlines and Trans World Airlines (TWA). Special incentives negotiated between the travel subsidiary and TWA were discontinued in 2001 as a result of the merger.

Total Non-interest Expense

            Total non-interest expense increased $400,000, or 6.6%, in the three months ended June 30, 2001, compared to the same period in 2000. The increase was primarily due to an increase of $445,000, or 13.3%, in salaries and employee benefits primarily due to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key supervisory and customer sales positions, partially offset by minor increases and decreases in other non-interest expense areas.

            Total non-interest expense increased $997,000, or 8.2%, in the six months ended June 30, 2001, compared to the same period in 2000. The increase was primarily due to: (i) an increase of $561,000, or 8.2%, in salaries and employee benefits primarily due to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key supervisory and customer sales positions; (ii) an increase in net occupancy and equipment expense of $148,000, or 7.6%, primarily due to increases in depreciation; and (iii) an increase in other operating expenses of $208,000, or 11.5%, due primarily to approximately $250,000 of fees paid to consultants in the 2001 period for implementation of new customer products and services.

NEXT PAGE

Provision for Income Taxes

            Provision for income taxes as a percentage of pre-tax income decreased slightly from 35.4% in the three months ended June 30, 2000, to 34.9% in the three months ended June 30, 2001. Provision for income taxes as a percentage of pre-tax income remained the same at 34.9% in both the six months ended June 30, 2000, and the six months ended June 30, 2001.

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

NEXT PAGE

	Three Months Ended June 30,
	2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$ 913,071	$18,838	8.25%	$814,370	$18,328	9.00%
Investment securities and other interest-earning assets	200,560	3,050	6.08	131,829	2,060	6.25
Total interest-earning assets	$1,113,631	21,888	7.86	$946,199	20,388	8.62

Interest-bearing liabilities:
Demand deposits	$ 145,553	669	1.84	$126,783	759	2.39
Savings deposits	1,621	10	2.47	26,911	166	2.47
Time deposits	584,477	8,258	5.65	471,860	6,982	5.92
Total deposits	731,651	8,937	4.89	625,554	7,907	5.06
FHLBank advances and other borrowings	276,961	3,471	5.01	227,362	3,527	6.21
Total interest-bearing liabilities	$1,008,612	12,408	4.92	$852,916	11,434	5.36

Net interest income:
Interest rate spread		$ 9,480	2.94%		$8,954	3.26%

Net interest margin(1)			3.41%			3.78%

Average interest-earning assets to average interest-bearing liabilities	110.41%			110.94%

(1) Defined as the Company's net interest income divided by total interest-earning assets.

	Six Months Ended June 30,
	2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$ 914,294	$40,025	8.76%	$801,477	$35,680	8.90%
Investment securities and other interest-earning assets	192,194	6,499	6.76	131,105	3,851	5.87
Total interest-earning assets	$1,106,488	46,524	8.41	$932,582	39,531	8.48

Interest-bearing liabilities:
Demand deposits	$135,279	1,293	1.91	$121,230	1,287	2.12
Savings deposits	9,786	114	2.33	28,138	348	2.47
Time deposits	575,061	16,895	5.88	457,885	13,283	5.80
Total deposits	720,126	18,302	5.08	607,253	14,918	4.91
FHLBank advances and other borrowings	281,342	7,676	5.46	233,733	7,124	6.10
Total interest-bearing liabilities	$1,001,468	25,978	5.19	$840,986	22,042	5.24

Net interest income:
Interest rate spread		$20,546	3.22%		$17,489	3.24%

Net interest margin(1)			3.71%			3.75%

Average interest-earning assets to average interest-bearing liabilities	110.49%			110.89%

(1) Defined as the Company's net interest income divided by total interest-earning assets.

NEXT PAGE

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

	Three Months Ended June 30, 2001 vs. 2000			Six Months Ended June 30, 2001 vs. 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)

	Rate	Volume		Rate	Volume
	(Dollars in thousands)			(Dollars in thousands)

Interest-earning assets:
Loans receivable	$(1,120)	$1,630	$ 510	$ (583)	$4,928	$4,345
Investment securities and other interest-earning assets	(54)	1,044	990	649	1,999	2,648
Total interest-earning assets	(1,174)	2,674	1,500	66	6,927	6,993

Interest-bearing liabilities:
Demand deposits	(248)	158	(90)	(37)	43	6
Savings deposits	--	(156)	(156)	(19)	(215)	(234)
Time deposits	(298)	1,574	1,276	171	3,441	3,612
Total deposits	(546)	1,576	1,030	115	3,269	3,384
FHLBank advances and other borrowings	(746)	690	(56)	(586)	1,138	552
Total interest-bearing liabilities	(1,292)	2,266	974	(471)	4,407	3,936
Net interest income	$ 118	$ 408	$ 526	$ 537	$2,520	$3,057

NEXT PAGE

Liquidity and Capital Resources

       Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2001, the Company had commitments of approximately $108 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

       Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

       The Company's stockholders' equity was $78.6 million, or 6.6% of total assets of $1.19 billion at June 30, 2001, compared to equity at $71.0 million, or 6.3%, of total assets of $1.13 billion at December 31, 2000.

       Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% core capital ratio. On June 30, 2001, the Bank's Tier 1 risk-based capital ratio was 9.11%, total risk-based capital ratio was 10.37% and the core capital ratio was 7.36%. As of June 30, 2001, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2001, the Company's Tier 1 risk-based capital ratio was 10.08%, total risk-based capital ratio was 11.34% and the leverage ratio was 8.15%. As of June 30, 2001, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

       At June 30, 2001, the held-to-maturity investment portfolio included $95,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

NEXT PAGE

       Statements of Cash Flows. During the six months ended June 30, 2001 and 2000, respectively, the Company experienced positive cash flows from operating activities and financing activities.

       Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to the origination and sale of loans held-for-sale, changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities during the six months ended June 30, 2001 and 2000. Operating activities provided cash flows of $15.5 million during the six months ended June 30, 2001, and $10.7 million during the six months ended June 30, 2000.

       During the six months ended June 30, 2001 and 2000, respectively, investing activities used cash of $44.7 million and $71.0 million primarily due to the net increase in loans and investment securities.

       Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases in deposits after interest credited, net increases in FHLBank advances, and proceeds from the issuance of trust preferred securities, offset by decreases in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $43.2 million in cash during the six months ended June 30, 2001 and $47.5 million in cash during the six months ended June 30, 2000. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings, purchase of treasury stock, and payment of dividends.

       Dividends. During the six months ended June 30, 2001, the Company declared and paid dividends of $.25 per share, or 19% of net income per share, compared to dividends declared and paid during the six months ended June 30, 2000 of $.25 per share, or 25% of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

       Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the six months ended June 30, 2001, the Company repurchased 9,642 shares of its common stock at an average price of $23.03 per share and reissued 22,634 shares of treasury stock at an average price of $15.11 per share to cover stock option exercises. During the six months ended June 30, 2000, the Company repurchased 384,674 shares of its common stock at an average price of $19.31 per share and reissued 28,705 shares of treasury stock at an average price of $12.75 per share to cover stock option exercises.

       Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value after taking into consideration the earnings of the Company and other alternative uses of available capital. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

NEXT PAGE

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As discussed in the "Asset and Liability Management and Interest Rate Risk" section of Management's Discussion and Analysis, the Company utilizes interest rate swaps to effectively convert a portion of its fixed rate brokered deposits and fixed rate trust preferred securities to variable rates of interest.

       In addition to the disclosures previously made by the Company in the December 31, 2000, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at June 30, 2001.

	Fixed to Variable	Average Pay Rate	Average Receive Rate
Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2001	$ 32.5	3.77%	6.52%
2002	49.2	3.61	6.36
2003	31.0	3.08	5.88
2004	7.0	3.77	6.57
2005	15.5	3.44	6.19
2006	15.0	4.04	5.98
2008	7.6	3.41	5.93
2009	5.0	3.73	6.10
2031	17.3	6.25	9.00
Total	$180.1	3.82%	6.50%
Fair Value	$184.1

NEXT PAGE

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       From time to time, the Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of the various legal proceedings involving the Registrant and its subsidiaries cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that these legal actions currently are not material to the Company.

Item 2. Changes in Securities

              None.

Item 3. Defaults Upon Senior Securities

              None.

Item 4. Submission of Matters to Vote of Common Stockholders

              None.

Item 5. Other Information

              None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits
See the attached Exhibit 11, Statement re computation of earnings per share.
b)	Reports on Form 8-K
The Company filed a Form 8-K on April 11, 2001, for a press release announcing quarterly earnings for the period ended March 31, 2001. The Company also filed a Form 8-K on May 18, 2001, which included the definitive form of underlying documents for the trust preferred transaction described in Note 5 of the Notes to Consolidated Financial Statements.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc. Registrant
Date: August 14, 2001	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2001	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit
No.                      Description

   11                     Statement Re Computation of Earnings Per Share