Form 10-Q
period 2001-09-30
GREAT SOUTHERN BANCORP INC
filed 2001-11-13
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2001

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

                            Yes /X/              No /   /

       The number of shares outstanding of each of the registrant's classes of common stock: 6,865,879 shares of common stock, par value $.01, outstanding at November 12, 2001.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Cash	$ 31,071,609	$ 39,192,978
Interest-bearing deposits in other financial institutions	193,856	907,765
Cash and cash equivalents	31,265,465	40,100,743
Available-for-sale securities	176,069,816	126,409,164
Held-to-maturity securities (fair value $28,413,000 - September 2001; $27,717,800 - December 2000)	28,413,255	27,758,280
Loans receivable, net of allowance for loan losses of $20,084,384 - September 2001; $18,693,971 - December 2000	934,671,417	890,783,678
Interest receivable:
Loans	5,736,127	6,352,762
Investments	2,522,571	2,558,403
Prepaid expenses and other assets	12,973,367	3,678,579
Foreclosed assets held for sale, net	3,122,523	2,688,485
Premises and equipment, net	12,121,791	10,316,193
Investment in Federal Home Loan Bank Stock	14,118,900	14,094,900
Excess of cost over fair value of net assets acquired, at amortized cost	79,080	263,861
Deferred income taxes	4,561,035	5,173,010
Total Assets	$1,225,655,347	$1,130,178,058

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 839,630,466	$ 751,041,996
Federal Home Loan Bank advances	163,134,544	234,378,004
Short-term borrowings	102,462,645	41,695,373
Note payable to bank	--	15,500,000
Trust preferred securities	18,131,902	--
Accrued interest payable	5,490,104	6,117,661
Advances from borrowers for taxes and insurance	1,199,645	344,093
Accounts payable and accrued expenses	3,280,739	2,983,695
Income taxes payable	8,432,105	7,068,547
Total Liabilities	1,141,762,150	1,059,129,369

Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued 12,325,002 shares	123,250	123,250
Additional paid-in capital	17,159,636	17,461,445
Retained earnings	123,697,833	112,176,579
Accumulated other comprehensive income:
Unrealized appreciation on available-for-sale securities, net of income taxes of $1,574,063 at September 30, 2001 and $199,651 at December 31, 2000	3,023,185	384,183
	144,003,904	130,145,457
Less treasury common stock, at cost; September 30, 2001 - 5,458,689 shares; December 31, 2000 - 5,427,670 shares	(60,110,707)	(59,096,768)
Total Stockholders' Equity	83,893,197	71,048,689
Total Liabilities and Stockholders' Equity	$1,225,655,347	$1,130,178,058

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$18,747,956	$19,990,447	$58,772,361	$55,669,868
Investment securities and other	3,203,317	2,277,791	9,702,564	6,129,155
TOTAL INTEREST INCOME	21,951,273	22,268,238	68,474,925	61,799,023

INTEREST EXPENSE
Deposits	7,354,478	8,378,455	25,656,473	23,296,931
Federal Home Loan Bank advances	2,054,573	3,869,046	8,475,367	9,956,173
Short-term borrowings and trust preferred securities	1,095,087	562,028	2,349,885	1,598,328
TOTAL INTEREST EXPENSE	10,504,138	12,809,529	36,481,725	34,851,432

NET INTEREST INCOME	11,447,135	9,458,709	31,993,200	26,947,591
PROVISION FOR LOAN LOSSES	1,050,000	900,000	3,750,000	1,975,600

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	10,397,135	8,558,709	28,243,200	24,971,991

NON-INTEREST INCOME
Commissions	1,211,789	1,684,102	4,383,335	5,265,701
Service charges and ATM fees	2,124,738	1,379,096	6,260,582	3,972,446
Net realized gains on sales of loans	297,019	176,908	1,317,469	423,989
Net realized gains (losses) on available-for-sale securities	99,388	--	367,004	(5,871)
Income (expense) on foreclosed assets	(347,021)	299,251	(440,398)	221,617
Other income	493,785	449,117	1,473,337	1,392,940
TOTAL NON-INTEREST INCOME	3,879,698	3,988,474	13,361,329	11,270,822

NON-INTEREST EXPENSE
Salaries and employee benefits	3,739,868	3,374,526	11,108,643	10,181,889
Net occupancy and equipment expense	1,200,135	1,227,586	3,288,324	3,167,327
Postage	302,418	286,492	913,540	815,526
Insurance	120,103	109,327	346,127	409,824
Amortization of goodwill	126,594	39,927	199,781	119,781
Advertising	171,461	238,053	498,652	493,022
Office supplies and printing	207,168	198,743	610,939	596,911
Other operating expenses	909,596	1,006,882	2,922,902	2,811,765
TOTAL NON-INTEREST EXPENSE	6,777,343	6,481,536	19,888,908	18,596,045

INCOME BEFORE INCOME TAXES	7,499,490	6,065,647	21,715,621	17,646,768
PROVISION FOR INCOME TAXES	2,649,174	2,073,822	7,606,428	6,112,017
NET INCOME	$ 4,850,316	$ 3,991,825	$14,109,193	$11,534,751

BASIC EARNINGS PER COMMON SHARE	$.70	$.56	$2.05	$1.59
DILUTED EARNINGS PER COMMON SHARE	$.70	$.54	$2.03	$1.55
DIVIDENDS DECLARED PER COMMON SHARE	$.13	$.13	$ .38	$ .38
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 14,109,193	$ 11,534,751
Items not requiring (providing) cash:
Depreciation	1,514,937	1,626,546
Amortization	199,781	119,781
Provision for loan losses	3,750,000	1,975,600
Gain on sale of loans	(1,317,469)	(423,989)
Proceeds from sales of loans held for sale	63,229,549	25,341,318
Originations of loans held for sale	(63,098,148)	(22,845,042)
Net realized (gains) losses on sale of available-for-sale securities	(367,004)	5,871
Loss on sale of premises and equipment	21,875	8,053
Gain on sale of foreclosed assets	(17,172)	(399,198)
Amortization of deferred income, premiums and discounts	(809,425)	(1,812,471)
Deferred income taxes	(757,130)	(532,571)
Changes in:
Accrued interest receivable	652,467	(1,670,368)
Prepaid expenses and other assets	(774,020)	454,192
Accounts payable and accrued expenses	(330,513)	323,477
Income taxes refundable/payable	1,363,558	4,367,708
Net cash provided by operating activities	17,370,479	18,073,658

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(52,684,615)	(96,040,935)
Purchase of premises and equipment	(3,649,458)	(1,369,130)
Proceeds from sale of premises and equipment	307,048	76,943
Proceeds from sale of foreclosed assets	3,778,389	713,486
Capitalized costs on foreclosed assets	(418,571)	(180,858)
Proceeds from maturing held-to-maturity securities	10,000,000	12,638,929
Proceeds from maturing available-for-sale securities	2,000,000	60,126,896
Proceeds from called investment securities	116,494,943	--
Principal reductions on mortgage-backed securities	653,416	--
Purchase of held-to-maturity securities	(8,265,000)	(600,000)
Proceeds from sale of available-for-sale securities	84,930,046	35,117
Purchase of available-for-sale securities	(248,488,236)	(80,591,683)
Purchase of Federal Home Loan Bank stock	(24,000)	(1,679,100)
Net cash used in investing activities	(95,366,038)	(106,870,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	70,935,558	56,856,310
Net increase in checking and savings deposits	9,999,046	6,593,225
Net increase (decrease) in Federal Home Loan Bank advances	(71,243,460)	52,670,897
Net increase (decrease) in short-term borrowings	45,267,272	(28,880,676)
Proceeds from issuance of trust preferred securities	17,250,000	--
Net increase in advances from borrowers for taxes and insurance	855,552	1,080,104
Purchase of treasury stock	(1,514,737)	(8,933,270)
Dividends paid	(2,587,939)	(2,736,874)
Stock options exercised	198,989	481,229
Net cash provided by financing activities	69,160,281	77,130,945

DECREASE IN CASH AND CASH EQUIVALENTS	(8,835,278)	(11,665,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,100,743	43,600,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 31,265,465	$ 31,934,488
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2000, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 2: OPERATING SEGMENTS

       The Company's banking operation is its only reportable segment. The banking operation segment is principally engaged in the business of originating residential and commercial real estate loans, commercial business loans and consumer loans. These loans are funded through the attraction of deposits from the general public, brokered deposits originations, and borrowings from the Federal Home Loan Bank ("FHLBank") and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

       The following table provides information about segment profits and has been prepared using the same accounting policies as those described in Note 1. There are no material inter-segment revenues, thus no reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to four operating segments of the Company. These segments include an insurance agency, a travel agency, discount brokerage services and, for 2000 only, real estate appraisal services.

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Banking	All Other	Totals	Banking	All Other	Totals

Interest income	$21,931,401	$ 19,872	$21,951,273	$68,418,660	$ 56,265	$68,474,925
Non-interest income	2,649,110	1,230,588	3,879,698	8,942,249	4,419,080	13,361,329
Segment profit (loss)	5,077,519	(227,203)	4,850,316	14,273,274	(164,081)	14,109,193

	Three Months Ended September 30, 2000			Nine Months Ended September 30, 2000
	Banking	All Other	Totals	Banking	All Other	Totals

Interest income	$22,259,585	$ 8,653	$22,268,238	$61,772,616	$ 26,407	$61,799,023
Non-interest income	2,280,551	1,707,923	3,988,474	5,959,180	5,311,642	11,270,822
Segment profit	3,821,648	170,177	3,991,825	11,010,725	524,026	11,534,751

NEXT PAGE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income	$4,850,316	$3,991,825	$14,109,193	$11,534,751
Unrealized holding gains (losses), net of income taxes	2,560,371	786,811	2,877,555	741,099
Less: reclassification adjustment for (gains) losses included in net income, net of income taxes	(64,602)	--	(238,553)	3,816
	2,495,769	786,811	2,639,002	744,915
Other comprehensive income	$7,346,085	$4,778,636	$16,748,195	$12,279,666

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

NOTE 5: TRUST PREFERRED SECURITIES

       On April 26, 2001 Great Southern Capital Trust I (GSBCP), a newly-formed Delaware business trust subsidiary of the Company, issued 1,725,000 shares of 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debenture to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company records distributions payable on the preferred securities as interest expense in the consolidated statements of income for financial reporting purposes. The proceeds from the offering were used to reduce the Company's indebtedness under the existing note payable to bank to $-0- during the quarter ended June 30, 2001.

       Also during the quarter ended June 30, 2001, the Company entered into an interest rate swap transaction to effectively convert this fixed rate debt to a variable rate of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25%. The rate at September 30, 2001, was 5.89%.

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

NEXT PAGE

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

       In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to manage the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position in order to maintain its net interest margin. The Company's experience with interest rates is discussed in more detail under the heading "Results of Operations and Comparisons of the Three and Nine Months Ended September 30, 2001 and 2000."

NEXT PAGE

       An important element of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or have a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income. At September 30, 2001, the Bank maintained a one-year gap position that was slightly positive.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

       During the nine months ended September 30, 2001, total assets increased by $95.5 million to $1.23 billion. Available-for-sale securities increased $49.7 million, net loans receivable increased $43.9 million, and net premises and equipment increased $1.8 million, partially offset by a decline in cash of $8.1 million. In addition, other assets increased as a result of recording the $8.5 million mark-to-market value of the Company's interest rate swaps with a corresponding increase in liabilities.

       Total liabilities increased $82.6 million to $1.14 billion. Deposits increased $88.6 million, short-term borrowings increased $60.8 million, and trust preferred securities increased $18.1 million, partially offset by a decrease in FHLBank advances of $71.2 million and a decrease in note payable to bank of $15.5 million. The deposit increase was primarily from both brokered deposits and retail certificates of deposit. Total brokered deposits were $316 million at September 30, 2001. The weighted average cost of these deposits was approximately 80 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 114 basis points lower than the retail certificate of deposit portfolio. Interest-bearing checking balances accounted for $29.3 million of the increase in deposits. There was a related decrease in savings balances of $19.4 million due to the Company's change of product offerings and the reclassification of certain account types. The note payable to a third-party bank was paid down to $-0- with the proceeds from the trust preferred securities issued in April 2001. This line of credit remains in place to meet operating cash needs, and for use from time to time as a source of funds to repurchase shares of the Company's stock. The increase in short-term borrowings was the result of the utilization of $50.0 million of federal funds purchased lines available from commercial banks and additional overnight funds borrowed from the FHLBank. FHLBank advances were reduced as a result of utilizing these other funding sources. Management utilized these short-term funding sources to take advantage of the falling interest rate environment throughout 2001 and better match the repricing characteristics of the Company's assets. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

       Stockholders' equity increased $12.8 million primarily as a result of net income of $14.1 million and an increase in unrealized appreciation on available-for-sale securities of $2.6 million, partially offset by dividend declarations and payments of $2.6 million and net repurchases of the Company's common stock of $1.3 million. The Company repurchased 57,277 shares of common stock at an average price of $26.45 per share during the nine months ended September 30, 2001 and reissued 26,258 shares of treasury stock at an average price of $15.57 per share to cover stock option exercises.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

       The increase in net income of $858,000, or 21.5%, for the three months ended September 30, 2001 compared to the same period in 2000, was primarily due to an increase in net interest income of $2.0 million, or 21.0%. This was partially offset by an increase in non-interest expense of $296,000, or 4.6%, an increase in provision for income taxes of $575,000, or 27.7%, an increase in provision for loan losses of $150,000, or 16.7%, and a decrease in non-interest income of $109,000, or 2.7%, during the three month period.

       The increase in net income of $2.6 million, or 22.3%, for the nine months ended September 30, 2001 compared to the same period in 2000, was primarily due to an increase in net interest income of $5.0 million, or 18.7%, and an increase in non-interest income of $2.1 million, or 18.5%. These were partially offset by an increase in non-interest expense of $1.3 million, or 7.0%, an increase in provision for income taxes of $1.5 million, or 24.5%, and an increase in provision for loan losses of $1.8 million, or 89.8%, during the nine month period.

Total Interest Income

       Total interest income decreased $317,000, or 1.4%, during the three months ended September 30, 2001, when compared to the three months ended September 30, 2000. The decrease was due to a $1.2 million, or 6.2%, decrease in interest income on loans, partially offset by a $926,000, or 40.6%, increase in interest income on investment securities and other. Interest income for investment securities and other increased due to higher average balances. Interest income for loans also increased due to higher average balances, but was significantly reduced by lower average rates. In addition, interest income on loans was positively impacted by a recovery of $635,000 of interest on a commercial real estate loan that was charged off in a prior year.

       Total interest income increased $6.7 million, or 10.8%, during the nine months ended September 30, 2001, when compared to the nine months ended September 30, 2000. The increase was due to a $3.1 million, or 5.6%, increase in interest income on loans and a $3.6 million, or 58.3%, increase in interest income on investment securities and other. Interest income for both loans and investment securities and other increased due to higher average balances, while interest on loans was negatively impacted by lower average rates.

       In addition, interest income for the nine months ended September 30, 2001, was higher due to the following items:

  Interest income was positively impacted by recoveries of $420,000 and $635,000 of interest on two unrelated commercial real estate loans that were charged off in a prior year.

  Interest income was positively impacted by a recovery of $280,000 of interest on a loan relationship that was removed from non-performing status. This $7.3 million relationship is further discussed under "Provision for Loan Losses" and was described in the December 31, 2000 Annual Report on Form 10-K.

  Interest income was positively impacted by yield increases due to securities that were purchased at discounts and were called at par value. This resulted in an increase of approximately $500,000.

NEXT PAGE

Interest Income - Loans

       During the three months ended September 30, 2001, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $3.0 million as the result of lower average interest rates. The average yield on loans decreased from 9.32% during the three months ended September 30, 2000, to 7.99% during the three months ended September 30, 2001, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

       Interest income increased $1.8 million as the result of higher average loan balances from $858 million during the three months ended September 30, 2000, to $938 million during the three months ended September 30, 2001. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

       During the nine months ended September 30, 2001, interest income on loans increased from higher average balances, partially offset by lower average interest rates. Interest income increased $6.2 million as the result of higher average loan balances from $828 million during the nine months ended September 30, 2000, to $923 million during the nine months ended September 30, 2001. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one-to-four family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

       Interest income decreased $3.1 million as a result of lower average interest rates. The average yield on loans decreased from 8.96% during the nine months ended September 30, 2000, to 8.49% during the nine months ended September 30, 2001, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

Interest Income - Investment Securities and Other

       Interest income on investment securities and other increased from higher average balances, partially offset by lower average interest rates during the three months ended September 30, 2001 when compared to the three months ended September 30, 2000. Interest income increased $1.0 million as a result of higher average balances from $139 million during the three months ended September 30, 2000 to $206 million during the three months ended September 30, 2001. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and for pledging to deposit accounts under repurchase agreements. Interest income decreased $119,000 as a result of lower average yields from 6.55% during the three months ended September 30, 2000, to 6.23% during the three months ended September 30, 2001, due to lower market rates of interest in 2001.

NEXT PAGE

       Interest income on investment securities and other increased from both higher average balances and higher average interest rates during the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. Interest income increased $3.4 million as a result of higher average balances from $127 million during the nine months ended September 30, 2000 to $197 million during the nine months ended September 30, 2001. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and for pledging to deposit accounts under repurchase agreements. Interest income also increased $138,000 as a result of higher average yields from 6.43% during the nine months ended September 30, 2000, to 6.58% during the nine months ended September 30, 2001, due to higher market rates of interest in the first quarter of 2001, and due to the impact of securities being called by the issuer prior to maturity described previously in "Total Interest Income."

Total Interest Expense

       Total interest expense decreased $2.3 million, or 18.0%, during the three months ended September 30, 2001 when compared with the same period in 2000. The decrease during the three month period was due to a $1.0 million, or 12.2%, decrease in interest expense on deposits and a $1.8 million, or 46.9%, decrease in interest expense on FHLBank advances, partially offset by a $533,000, or 94.8%, increase in interest expense on short-term borrowings and trust preferred securities.

       Total interest expense increased $1.6 million, or 4.7%, during the nine months ended September 30, 2001 when compared with the same period in 2000. The increase during the nine month period was due to a $2.4 million, or 10.1%, increase in interest expense on deposits and a $752,000, or 47.0%, increase in interest expense on short-term borrowings and trust preferred securities, partially offset by a $1.5 million, or 14.9%, decrease in interest expense on FHLBank advances.

Interest Expense - Deposits

       Interest expense on deposits increased $1.5 million as a result of higher average balances of time deposits from $484 million during the three months ended September 30, 2000, to $593 million during the three months ended September 30, 2001, and decreased $2.4 million due to lower average interest rates on time deposits from 6.26% during the three months ended September 30, 2000, to 4.51% during the three months ended September 30, 2001. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and the average interest rates decreased due to lower overall market rates of interest and the effects of the Company's interest rate swaps. Interest on demand deposits increased $130,000 due to higher average balances from $125 million during the three months ended September 30, 2000, to $152 million during the three months ended September 30, 2001, and decreased $123,000 due to lower average rates from 2.11% during the three months ended September 30, 2000, to 1.75% during the three months ended September 30, 2001. Interest on savings deposits decreased $139,000 due to lower average balances from $24 million during the three months ended September 30, 2000, to $1 million during the three months ended September 30, 2001. The changes in average balances for demand deposits and savings deposits approximately offset each other and resulted from the Company's change of product offerings and the reclassification of certain account types.

NEXT PAGE

       Interest expense on deposits increased $4.8 million as a result of higher average balances of time deposits from $467 million during the nine months ended September 30, 2000, to $581 million during the nine months ended September 30, 2001, and decreased $2.0 million due to lower average interest rates on time deposits from 5.96% during the nine months ended September 30, 2000, to 5.11% during the nine months ended September 30, 2001. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and the average interest rates decreased due to lower overall market rates of interest and the effects of the Company's interest rate swaps. Interest on demand deposits increased $274,000 due to higher average balances from $122 million during the nine months ended September 30, 2000, to $141 million during the nine months ended September 30, 2001, and decreased $262,000 due to lower average rates from 2.12% during the nine months ended September 30, 2000, to 1.85% during the nine months ended September 30, 2001. Interest on savings deposits decreased $354,000 due to lower average balances from $27 million during the nine months ended September 30, 2000, to $7 million during the nine months ended September 30, 2001. The changes in average balances for demand deposits and savings deposits approximately offset each other and resulted from the Company's change of product offerings and the reclassification of certain account types.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

       Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $1.6 million due to lower average rates of interest from 6.73% in the three months ended September 30, 2000 to 4.44% in the three months ended September 30, 2001. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily or monthly contributed to the significant decrease in average rates of interest. This decrease was partially offset ($321,000) by an increase in average balances from $263 million during the three months ended September 30, 2000, to $284 million during the three months ended September 30, 2001. The average balance increase was used to fund growth in loans and securities.

       Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $2.4 million due to lower average rates of interest from 6.32% in the nine months ended September 30, 2000 to 5.12% in the nine months ended September 30, 2001. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily or monthly contributed to the significant decrease in average rates of interest. This decrease was partially offset ($1.7 million) by an increase in average balances from $244 million during the nine months ended September 30, 2000, to $282 million during the nine months ended September 30, 2001. The average balance increase was used to fund growth in loans and securities.

Net Interest Income

       The Company's overall interest rate spread increased 38 basis points, or 11.8%, from 3.21% during the three months ended September 30, 2000, to 3.59% during the three months ended September 30, 2001. The increase was due to a 164 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 126 basis point decrease in the weighted average yield received on interest-earning assets. In comparing the two periods, the yield on loans decreased 133 basis points while the yield on investment securities decreased 32 basis points. The rate paid on deposits decreased 135 basis points while the rate paid on FHLBank advances and other borrowings decreased 229 basis points. The Company's overall net interest margin increased 21 basis points, or 5.5%, from 3.79% during the three months ended September 30, 2000, to 4.00% during the three months ended September 30, 2001.

NEXT PAGE

       The prime rate of interest averaged 9.25% during the three months ended September 30, 2000, compared to an average of 6.58% during the three months ended September 30, 2001. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on interest-earning assets.

       The Company's overall interest rate spread increased 12 basis points, or 3.7%, from 3.22% during the nine months ended September 30, 2000, to 3.34% during the nine months ended September 30, 2001. The increase was due to a 60 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 48 basis point decrease in the weighted average yield received on interest-earning assets. In comparing the two periods, the yield on loans decreased 47 basis points while the yield on investment securities increased 15 basis points. The rate paid on deposits decreased 35 basis points while the rate paid on FHLBank advances and other borrowings decreased 120 basis points. The Company's overall net interest margin increased 5 basis points, or 1.3%, from 3.76% during the nine months ended September 30, 2000, to 3.81% during the nine months ended September 30, 2001. See "Total Interest Income" for a discussion of additional items that impacted net interest income for the nine months ended September 30, 2001.

       The prime rate of interest averaged 8.97% during the nine months ended September 30, 2000, compared to an average of 7.51% during the nine months ended September 30, 2001. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on interest-earning assets.

Provision for Loan Losses

       The provision for loan losses increased from $900,000 during the three months ended September 30, 2000 to $1.1 million during the three months ended September 30, 2001. For the nine months ended September 30, 2001, the provision for loan losses was $3.8 million compared to $2.0 million for the same period in 2000.

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

NEXT PAGE

       Non-performing assets decreased $5.5 million during the nine months ended September 30, 2001 from $15.2 million at December 31, 2000 to $9.7 million at September 30, 2001. Non-performing assets as a percentage of total assets were .77% at September 30, 2001. Non-performing loans decreased $5.9 million, or 46.2%, from $12.5 million at December 31, 2000 to $6.6 million at September 30, 2001. Foreclosed assets increased $0.4 million, or 14.8%, from $2.7 million at December 31, 2000 to $3.1 million at September 30, 2001. Non-performing loans decreased as a result of the resolution of two relationships which were described in the December 31, 2000 Annual Report on Form 10-K. The majority of the $7.3 million relationship secured by condominium buildings and lots, single-family residences and lots, and other developed land has been removed from non-performing status, although this relationship remains on the problem asset watch list currently. The loan relationship has been strengthened through a participation in this credit with another financial institution, which resulted in additional collateral being provided for the loan. The $2.4 million relationship secured by a golf course and undeveloped lots has been foreclosed and the asset is now included in the total of foreclosed assets. This increase in foreclosed assets was partially offset by the sale of a theater in Branson, Missouri, and the sale of other smaller properties owned at December 31, 2000.

       Potential problem loans increased $14.8 million during the nine months ended September 30, 2001 from $7.5 million at December 31, 2000 to $22.3 million at September 30, 2001, due primarily to the reclassification of the $7.3 million relationship described above from non-performing to potential problem status and the addition of one other loan of $6.0 million secured by a nursing care facility. The Company believes it is well-secured on this loan and the borrower has made recent loan payments as scheduled. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

       The Bank's allowance for loan losses as a percentage of total loans was 2.10% and 2.06% at September 30, 2001, and December 31, 2000, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Total Non-interest Income

       Total non-interest income decreased $109,000, or 2.7%, in the three months ended September 30, 2001 when compared to the same period in 2000. The decrease was primarily due to: (i) a decrease in commission revenues earned by the Company's travel and investment subsidiaries in 2001 of $472,000, or 28.0%; and (ii) expenses on foreclosed assets of $347,000 in 2001 versus gains on foreclosed assets of $299,000 in 2000. In 2001, the Company incurred expenses to prepare properties for sale primarily related to two properties. Both the travel and investment subsidiaries have experienced decreased sales activity as a result of general economic conditions prevailing in 2001. The investment subsidiary has been adversely affected by declining activity by investors in the U. S. stock markets. The travel subsidiary has been adversely affected by the merger of American Airlines and Trans World Airlines (TWA). Special incentives negotiated between the travel subsidiary and TWA were discontinued in 2001 as a result of the merger. In addition, the terrorist attacks on September 11, 2001, caused the cancellation of many travel activities, resulting in commission refunds by the travel subsidiary. Due to the current instability in the travel industry, the travel subsidiary likely will continue to generate little net income.

NEXT PAGE

       This decrease was partially offset by (i) an increase in service charges and ATM fees of $746,000, or 54.1%; (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $120,000, or 67.9%; and (iii) an increase in net realized gains on sales of available-for-sale securities of $99,000. The increase in service charge fees resulted from new products introduced, increased activity and a larger number of accounts. The increase in ATM fees was related to an increase in overall usage by customers and non-customers. During the three months ended September 30, 2001, the Bank sold significantly more residential and student loans than in the same period during 2000. During the 2001 period, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. The increase in gain on sale of available-for-sale securities was due to the sale of U. S. agency bonds that had a high probability to be called at par in the future. Management elected to sell these bonds at a premium and reinvest the proceeds.

       Total non-interest income increased $2.1 million, or 18.5%, in the nine months ended September 30, 2001 when compared to the same period in 2000. The increase was primarily due to: (i) an increase in service charges and ATM fees of $2.3 million, or 57.6%; (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $893,000, or 211%; and (iii) an increase in net realized gains on sales of available-for-sale securities of $373,000. The increase in service charge fees resulted from new products introduced, increased activity and a larger number of accounts. The increase in ATM fees was related to an increase in overall usage by customers and non-customers. During the nine months ended September 30, 2001, the Bank sold significantly more residential and student loans than in the same period during 2000. During the 2001 period, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, during the 2001 period, the Company sold one commercial real estate loan that was purchased at a discount from the Resolution Trust Corporation in a prior year, resulting in a gain of $300,000. The increase in gain on sale of available-for-sale securities was due to the sale of U. S. agency bonds that had a high probability to be called at par in the future. Management elected to sell these bonds at a premium and reinvest the proceeds.

       This increase was partially offset by a decrease in commission revenues earned by the Company's travel and investment subsidiaries in 2001 of $882,000, or 16.8%. Both subsidiaries have experienced decreased sales activity as a result of general economic conditions prevailing in 2001. The investment subsidiary has been adversely affected by declining activity by investors in the U. S. stock markets. The travel subsidiary has been adversely affected by the merger of American Airlines and Trans World Airlines (TWA). Special incentives negotiated between the travel subsidiary and TWA were discontinued in 2001 as a result of the merger. In addition, the terrorist attacks on September 11, 2001, caused the cancellation of many travel activities, resulting in commission refunds by the travel subsidiary. Also, the Company incurred expenses on foreclosed assets of $440,000 in 2001 versus gains on foreclosed assets of $222,000 in 2000. In 2001, the Company incurred expenses to prepare properties for sale primarily related to two properties. Subsequent to September 30, 2001, one of these properties has been sold.

Total Non-interest Expense

       Total non-interest expense increased $296,000, or 4.6%, in the three months ended September 30, 2001, compared to the same period in 2000. The increase was primarily due to an increase of $365,000, or 10.8%, in salaries and employee benefits primarily due to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key supervisory and customer sales positions, partially offset by minor increases and decreases in other non-interest expense areas.

NEXT PAGE

       Total non-interest expense increased $1.3 million, or 7.0%, in the nine months ended September 30, 2001, compared to the same period in 2000. The increase was primarily due to: (i) an increase of $927,000, or 9.1%, in salaries and employee benefits primarily due to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key supervisory and customer sales positions; (ii) an increase in net occupancy and equipment expense of $121,000, or 3.8%, primarily due to increases in depreciation; (iii) an increase in other operating expenses of $111,000, or 4.0%, due primarily to approximately $250,000 of fees paid to consultants in the 2001 period for implementation of new customer products and services; and (iv) other increases and decreases in non-interest expense areas.

Provision for Income Taxes

       Provision for income taxes as a percentage of pre-tax income increased from 34.2% in the three months ended September 30, 2000, to 35.3% in the three months ended September 30, 2001. Provision for income taxes as a percentage of pre-tax income increased slightly from 34.6% in the nine months ended September 30, 2000, to 35.0% in the nine months ended September 30, 2001.

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

NEXT PAGE

	Three Months Ended September 30,
	2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 938,451	$18,748	7.99%	$858,217	$19,990	9.32%
Investment securities and other interest-earning assets	205,751	3,203	6.23	139,028	2,278	6.55
Total interest-earning assets	$1,144,202	21,951	7.67	$997,245	22,268	8.93

Interest-bearing liabilities:
Demand deposits	$ 152,127	666	1.75	$124,937	659	2.11
Savings deposits	989	6	2.43	23,939	149	2.49
Time deposits	593,053	6,682	4.51	484,029	7,570	6.26
Total deposits	746,169	7,354	3.94	632,905	8,378	5.29
FHLBank advances and other borrowings	283,557	3,150	4.44	263,227	4,431	6.73
Total interest-bearing liabilities	$1,029,726	10,504	4.08	$896,132	12,809	5.72

Net interest income:
Interest rate spread		$11,447	3.59%		$ 9,459	3.21%

Net interest margin(1)			4.00%			3.79%

Average interest-earning assets to average interest-bearing liabilities	111.12%			111.28%

(1)  Defined as the Company's net interest income divided by total interest-earning assets.

	Nine Months Ended September 30,
	2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 923,029	$58,772	8.49%	$828,013	$55,670	8.96%
Investment securities and other interest-earning assets	196,763	9,703	6.58	127,158	6,129	6.43
Total interest-earning assets	$1,119,792	68,475	8.15	$955,171	61,799	8.63

Interest-bearing liabilities:
Demand deposits	$ 140,957	1,959	1.85	$122,475	1,947	2.12
Savings deposits	6,822	121	2.36	26,728	497	2.48
Time deposits	581,124	23,577	5.11	466,663	20,853	5.96
Total deposits	728,903	25,657	4.69	615,866	23,297	5.04
FHLBank advances and other borrowings	282,088	10,825	5.12	243,636	11,554	6.32
Total interest-bearing liabilities	$1,010,991	36,482	4.81	$859,502	34,851	5.41

Net interest income:
Interest rate spread		$31,993	3.34%		$26,948	3.22%

Net interest margin(1)			3.81%			3.76%

Average interest-earning assets to average interest-bearing liabilities	110.76%			111.13%

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

	Three Months Ended September 30, 2001 vs. 2000			Nine Months Ended September 30, 2001 vs. 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)

	Rate	Volume		Rate	Volume
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,005)	$1,763	$(1,242)	$(3,055)	$6,157	$3,102
Investment securities and other interest-earning assets	(119)	1,044	925	138	3,436	3,574
Total interest-earning assets	(3,124)	2,807	(317)	(2,917)	9,593	6,676

Interest-bearing liabilities:
Demand deposits	(123)	130	7	(262)	274	12
Savings deposits	(4)	(139)	(143)	(22)	(354)	(376)
Time deposits	(2,380)	1,492	(888)	(2,048)	4,772	2,724
Total deposits	(2,507)	1,483	(1,024)	(2,332)	4,692	2,360
FHLBank advances and other borrowings	(1,602)	321	(1,281)	(2,395)	1,666	(729)
Total interest-bearing liabilities	(4,109)	1,804	(2,305)	(4,727)	6,358	1,631
Net interest income	$ 985	$1,003	$ 1,988	$ 1,810	$3,235	$5,045
Liquidity and Capital Resources

       Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2001, the Company had commitments of approximately $114 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

       Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

NEXT PAGE

       The Company's stockholders' equity was $83.9 million, or 6.8% of total assets of $1.23 billion at September 30, 2001, compared to equity at $71.0 million, or 6.3% of total assets of $1.13 billion at December 31, 2000.

       Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% core capital ratio. On September 30, 2001, the Bank's Tier 1 risk-based capital ratio was 8.95%, total risk-based capital ratio was 10.21% and the core capital ratio was 7.41%. As of September 30, 2001, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2001, the Company's Tier 1 risk-based capital ratio was 9.79%, total risk-based capital ratio was 11.05% and the leverage ratio was 8.12%. As of September 30, 2001, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

       At September 30, 2001, the held-to-maturity investment portfolio included no gross unrealized losses.

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

       Statements of Cash Flows. During the nine months ended September 30, 2001, and 2000, respectively, the Company experienced positive cash flows from operating activities and financing activities.

       Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to the origination and sale of loans held-for-sale, changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities during the nine months ended September 30, 2001 and 2000. Operating activities provided cash flows of $17.4 million during the nine months ended September 30, 2001, and $18.1 million during the nine months ended September 30, 2000.

       During the nine months ended September 30, 2001 and 2000, respectively, investing activities used cash of $95.4 million and $106.9 million primarily due to the net increase in loans and investment securities.

NEXT PAGE

       Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases in deposits after interest credited, net increases in FHLBank advances, and proceeds from the issuance of trust preferred securities, offset by decreases in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $69.2 million in cash during the nine months ended September 30, 2001 and $77.1 million in cash during the nine months ended September 30, 2000. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings, purchase of treasury stock, and payment of dividends.

       Dividends. During the nine months ended September 30, 2001, the Company declared and paid dividends of $.375 per share, or 18% of net income per share, compared to dividends declared and paid during the nine months ended September 30, 2000 of $.375 per share, or 24% of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

       Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the nine months ended September 30, 2001, the Company repurchased 57,277 shares of its common stock at an average price of $26.45 per share and reissued 26,258 shares of treasury stock at an average price of $15.57 per share to cover stock option exercises. During the nine months ended September 30, 2000, the Company repurchased 480,384 shares of its common stock at an average price of $18.59 per share and reissued 29,705 shares of treasury stock at an average price of $12.49 per share to cover stock option exercises.

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

       In addition to the disclosures previously made by the Company in the December 31, 2000, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2001.

	Fixed to Variable	Average Pay Rate	Average Receive Rate
Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2001	$ 22.0	3.18%	6.63%
2002	49.2	2.61	6.36
2003	31.0	2.28	5.88
2004	7.0	2.97	6.57
2005	15.5	2.74	6.19
2006	10.0	3.33	5.85
2008	7.6	2.26	5.93
2009	25.0	3.46	6.06
2011	15.0	3.30	6.00
2031	17.3	5.89	9.00
Total	$199.6	3.11%	6.43%
Fair Value	$208.1

NEXT PAGE

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       From time to time, the Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that these legal actions currently are not material to the Company.

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

              None

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc. Registrant
Date: November 13, 2001	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2001	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit
No.                      Description

   11                     Statement Re Computation of Earnings Per Share