Form 10-K
period 2001-12-31
GREAT SOUTHERN BANCORP INC
filed 2002-04-01
CIK 854560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 22, 2002, computed by reference to the closing price of such shares, was $186,349,679. At March 22, 2002, 6,868,631 shares of Common Stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

ITEM 1.           BUSINESS                                                  1
         Great Southern Bancorp, Inc.                                       1
         Great Southern Bank                                                1
         Forward-Looking Statements                                         2
         Primary Market Area                                                2
         Lending Activities                                                 3
         Loan Portfolio Composition                                         5
         Originations, Purchases, Sales and Servicing of Loans             11
         Loan Delinquencies and Defaults                                   13
         Classified Assets                                                 14
         Investment Activities                                             18
         Sources of Funds                                                  20
         Subsidiaries                                                      24
         Competition                                                       25
         Employees                                                         25
         Government Supervision and Regulation                             25
         Federal and State Taxation                                        30
ITEM 2.           PROPERTIES                                               31
ITEM 3.           LEGAL PROCEEDINGS                                        33
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      33
ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT                     33

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS                             34
ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA                     35
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATION    38
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION       58
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE          99

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       99
ITEM 11.          EXECUTIVE COMPENSATION                                  101
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT                                 105
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          106

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                           REPORTS ON FORM 8-K                            107

SIGNATURES

INDEX TO EXHIBITS

                                     PART I

ITEM 1. BUSINESS.

                                   THE COMPANY

Great Southern Bancorp, Inc.

         Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a financial holding company which, as of December 31, 2001, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company.

         As a Delaware corporation, the Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2001, Bancorp's consolidated assets were $1.32 billion, consolidated net loans were $965 million, consolidated deposits were $887 million and consolidated stockholders' equity was $85 million. The assets of the Company consist primarily of the stock of Great Southern, the stock of other financial services companies, interests in a local trust company and a merchant banking company and cash.

         Through subsidiaries of the Bank, the Company offers insurance, travel, discount brokerage and related services, which are discussed further below. The activities of the Company are funded by retained earnings and through dividends from Great Southern and borrowings from third parties. Activities of the Company may also be funded through sales of additional securities or through income generated by other activities of the Company. The Company expects to finance its future activities in a similar manner.

         The  executive  offices  of  the  Company  are  located  at  1451  East
Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

         Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 28 branches located in southwestern and central Missouri. At December 31, 2001, the Bank had total assets of $1.31 billion, deposits of $887 million and stockholders' equity of $92 million, or 7.0% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

         Great Southern is principally engaged in the business of originating residential and commercial real estate loans, other commercial and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

         For many years, Great Southern has followed a strategy of emphasizing quality loan origination through residential, commercial and consumer lending activities in its local market area. The goal of this strategy has been to maintain its position as one of the leading providers of financial services in its market area, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans in its portfolio and selling fixed-rate single-family mortgage loans in the secondary market. The Bank continues to place primary emphasis on residential mortgage and other real estate lending while also expanding and increasing its originations of commercial business and consumer loans.

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

         The next largest concentration of loans is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, country music and novelty shows and other recreational facilities. As a result of the rapid growth of the Branson area in the early 1990's, property values increased at unusually high rates. This growth also provided for increased loan demand and a more volatile lending market than had previously been present in that area. Due to overbuilding of commercial properties during the mid-1990's, property values have experienced downward pressure during the past few years. Reduced demand for residential properties has similarly created downward pressure on one- to four- family and multi-family, primary and vacation residences in this area.

         A significant portion of the Bank's loan originations have been secured by properties in the two county region that includes the Branson area. Approximately $156 million, or 15%, of the total loan portfolio at December 31, 2001, was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, and one- to four-family construction properties, and consumer loans in the Branson area. Residential mortgages account for approximately $68 million of this total.

Lending Activities

         General

         From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Substantially all of the adjustable-rate mortgage loans originated by Great Southern are held for its own portfolio and substantially all of the long-term fixed-rate residential mortgage loans originated by Great Southern are sold in the secondary market.

         Beginning in the mid-1990s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In recent years, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2001, the balance of participation loans purchased was $64.1 million, or 6.2% of the total loan portfolio. None of these participation loans were non-performing loans at December 31, 2001.

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

         Another principal lending activity of Great Southern, which has become more prevalent in recent years, is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounts for approximately 46% of the portfolio at December 31, 2001.

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

         Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $500,000 ($350,000 in the case of fixed-rate one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chairman of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

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

                                                                      December 31,                                      June 30,
                                --------------------------------------------------------------------------------- ------------------
                                         2001                 2000                1999                 1998               1998
                                -------------------- ------------------- ------------------- -------------------- ------------------
                                  Amount       %       Amount        %     Amount       %       Amount       %      Amount     %
                                ---------- --------- ---------- -------- ---------- -------- ----------- -------- ---------- -------
                                                                        (Dollars in thousands)
Real Estate Loans:
  Residential
    One- to four- family        $ 190,556     18.4%   $226,136     23.6%  $208,466     25.3%   $217,120     29.2%  $217,688    31.0%
    Other residential              88,274      8.5      81,143      8.5     76,926      9.4      85,828     11.5     89,141    12.7
  Commercial                      351,037     34.0     328,432     34.3    251,338     30.5     261,201     35.1    244,016    34.8
  Residential Construction:
    One- to four-family            49,306      4.8      47,241      4.9     39,795      4.8      33,292      4.4     16,032     2.3
    Other residential              30,408      2.9      23,703      2.5      7,106       .9       6,553       .9      5,993      .9
  Commercial construction         127,171     12.3      73,398      7.7     63,722      7.8      19,952      2.7     27,156     3.9
                                ---------   ------   ---------  ------- ----------  -------  ----------  ------- ----------  ------
    Total real estate loans       836,752     80.9     780,053     81.5    647,353     78.7     623,946     83.8    600,026    85.6
                                ---------   ------    --------   ------  ---------  -------   ---------  -------  ---------  ------

Other Loans:
  Consumer loans:
    Guaranteed student loans        3,818       .4       3,892       .5      4,067       .5      15,931      2.1     12,736     1.8
    Automobile                     67,909      6.6      67,356      7.0     55,625      6.8      37,152      5.0     23,120     3.3
    Home equity and improvement    27,198      2.6      19,460      2.0     14,431      1.8       9,292      1.3      5,849      .8
    Other                             630       .1         491       .1        255     --           992       .1      4,862      .7
                                ---------  -------  ----------  -------  ---------  -------  ----------  -------  ---------  ------
      Total Consumer loans         99,555      9.7      91,199      9.6     74,378      9.1      63,367      8.5     46,567     6.6
 Other commercial loans            97,557      9.4      85,334      8.9    100,419     12.2      57,179      7.7     54,722     7.8
                                ---------  -------     -------   ------  ---------  -------  ----------  -------  ---------  ------
        Total other loans         197,112     19.1     176,533     18.5    174,797     21.3     120,546     16.2    101,290    14.4
                                ---------   ------    --------   ------  ---------    -----  ----------   ------  ---------  ------
           Total loans          1,033,864    100.0%    956,586    100.0%   822,150    100.0%    744,492    100.0%   701,316   100.0%
                                             =====                =====               =====                =====              =====

Less:
  Loans in process                 46,744               45,834              36,048               28,823              28,497
  Deferred fees and discounts         906                1,274               2,002                1,779               2,774
  Allowance for loan losses        21,328               18,694              17,293               16,928              16,373
                                ---------           ----------           ---------           ----------           ---------
Total loans receivable, net     $ 964,886             $890,784            $766,807             $696,962            $653,672
                                =========           ==========           =========           ==========           =========

         The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                      December 31,                                       June 30,
                                  -------------------------------------------------------------------------------- -----------------
                                             2001                2000               1999               1998                1998
                                  --------------------- ------------------ ------------------ -------------------- -----------------
                                     Amount        %      Amount       %     Amount      %      Amount        %     Amount       %
                                  ----------- --------- ---------- ------- ---------- ------- ----------- -------- ---------- ------
                                                                         (Dollars in thousands)
Fixed-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family        $   10,477      1.0% $    6,414      .7%  $  5,960     .7%   $ 11,659      1.6% $  11,245     1.6%
      Other Residential               48,518      4.7      38,345     4.0     37,079    4.5      39,661      5.3     34,757     5.0
    Residential construction:
      One- to four- family             5,925       .6       1,130      .1        ---    ---         ---      ---        ---     ---
    Commercial                        50,039      4.8      40,102     4.2     37,636    4.6      60,757      8.2     28,004     4.0
                                  ----------  -------  ----------  ------  --------- ------  ----------  ------- ---------- -------

      Total real estate loans        114,959     11.1      85,991     9.0     80,675    9.8     112,077     15.1     74,006    10.6
    Consumer loans                    67,496      6.5      66,751     7.0     54,829    6.7      37,080      5.0     27,319     3.9
    Other commercial loans            14,465      1.4      10,526     1.1      4,266     .5      11,956      1.6      1,645      .2
                                  ----------  -------  ----------  ------  --------- ------  ----------  ------- ---------- -------
      Total fixed-rate loans         196,920     19.0     163,268    17.1    139,770   17.0     161,113     21.7    102,970    14.7
                                  ---------- --------   ---------   -----  ---------  -----   ---------   ------  ---------  ------

Adjustable-Rate Loans:
  Real Estate Loans
    Residential
      One- to four- family           180,079     17.4     219,722    23.0    202,506   24.6     205,461     27.6    206,443    29.4
      Other Residential               39,756      3.9      42,798     4.5     39,847    4.9      46,167      6.2     54,384     7.8
    Commercial                       300,998     29.1     288,330    30.1    213,702   26.0     200,444     26.9    216,013    30.8
    Residential construction:
      One- to four-family             43,381      4.2      46,111     4.8     39,795    4.8      33,292      4.4     16,032     2.3
      Other residential               30,408      2.9      23,703     2.5      7,106     .9       6,553       .9      5,993      .9
    Commercial construction          127,171     12.3      73,398     7.7     63,722    7.7      19,952      2.7     27,156     3.9
                                  ----------   ------  ----------  ------ ---------- ------  ----------  ------- ---------- -------

      Total real estate loans        721,793     69.8     694,062    72.6    566,678   68.9     511,869     68.7    526,021    75.1
    Consumer loans                    32,059      3.1      24,448     2.5     19,549    2.4      26,287      3.5     19,248     2.7
    Other commercial loans            83,092      8.1      74,808     7.8     96,153   11.7      45,223      6.1     53,077     7.5
                                  ----------  -------  ----------   ----- ---------- ------  ----------  ------- ---------- -------
      Total adjustable-rate loans    836,944     81.0     793,318    82.9    682,380   83.0     583,339     78.3    598,346    85.3
                                  ----------   ------   ---------  ------  --------- ------    --------   ------  ---------  ------
        Total loans                1,033,864    100.0%    956,586   100.0%   822,150  100.0%    744,492    100.0%   701,316   100.0%
                                                =====               =====             =====                =====              =====

Less:
    Loans in process                  46,744               45,834             36,048             28,823              28,497
    Deferred fees and discounts          906                1,274              2,002              1,779               2,774
    Allowance for loan losses         21,328               18,694             17,293             16,928              16,373
                                  ----------           ----------         ----------         ----------          ----------
  Total loans receivable, net    $   964,886             $890,784           $766,807           $696,962            $653,672
                                  ==========             ========           ========           ========            ========

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

         Residential Real Estate Lending

         At December 31, 2001 and 2000, loans secured by residential real estate totaled $279 million and $307 million, respectively, and represented approximately 26.9% and 32.1%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were low during the year ended December 31, 2001 and were high during the year ended December 31, 2000. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans during 2001, most of which were sold in the secondary market, and accounted for a decline in the Bank's residential real estate loan portfolio during 2001. The rising interest rate environment in 2000 had the opposite effect, causing the generation of more adjustable-rate loans, which the Bank generally retains in its portfolio.

         The Bank currently is originating adjustable-rate residential mortgage loans primarily with one-year adjustment periods. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon changes in the average of interbank offered rates for twelve months U.S. Dollar-denominated deposits in the London Market. Rate adjustments are generally limited to 2% maximum annual adjustments as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty.

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

         At December 31, 2001 and 2000, loans secured by commercial real estate totaled $351 million and $328 million, respectively, or approximately 34.0% and 34.3%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2001 and 2000, construction loans secured by projects under construction and the land on which the projects are located aggregated $207 million and $144 million, respectively, or 20.0% and 15.1%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

         The Bank's commercial real estate and construction loan portfolio consists of loans with diverse collateral types. The following table sets forth loans that are secured by certain types of collateral at December 31, 2001. These collateral types represent the three highest percentage concentrations of commercial real estate and construction loan types to the total loan portfolio.

                                                                               Average
                                                                            Loan to Value
                                                       Percentage of        Ratio Based on         Non Performing
                                        Loan            Total Loan             Internal               Loans at
         Collateral Type               Balance           Portfolio           Calculations        December 31, 2001
---------------------------------- ---------------- -------------------- -------------------  ------------------------
                                                                 (Dollars in thousands)
Motels                                $ 103,251             10.0%                43%                 $ 1,270
Health Care Facilities                $  59,532              5.8%                59%                 $   ---
Recreational Facilities               $  40,674              3.9%                42%                 $   408

         The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2001, this limit was approximately $28.3 million. See "Government Supervision and Regulation." At December 31, 2001, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2001, the Bank's largest relationship totaled $18.6 million. All loans included in this relationship were current at December 31, 2001.

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

         Other Commercial Lending

         At December 31, 2001 and 2000, respectively, Great Southern had $97.6 million and $85.3 million in other commercial loans outstanding, or 9.4% and 8.9%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

         As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2001, Great Southern had 79 letters of credit outstanding in the aggregate amount of $11.9 million. Approximately 72% of the aggregate amount of these letters of credit were secured, including one $7.8 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

         Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $99.6 million and $91.2 million at December 31, 2001 and 2000, respectively, or 9.7% and 9.6%, respectively, of the Bank's total loan portfolio.

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

         Beginning in fiscal year June 30, 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. At December 31, 2001, the Bank had $52.5 million of indirect auto loans in its portfolio. While the Bank's initial concentrated effort has been on automobiles, the program is available for use with most tangible products where financing of the product is provided through the seller.

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

         A number of banks, both locally and regionally, do not have the capital to handle large commercial credits. In order to take advantage of this situation, beginning in fiscal June 30, 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial business loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $34.3 million of these loans in the fiscal year ended December 31, 2001 and $13.9 million in the fiscal year ended December 31, 2000. Of the total $64.1 million of purchased participation loans outstanding at December 31, 2001, $30.1 million was purchased from one other institution, all of which was secured by property located in northern Arkansas. None of these loans were non-performing at December 31, 2001.

         There have been no whole loan purchases by the Bank in the last five years. At December 31, 2001 and 2000, approximately $1.9 million, or .2% and $5.0 million, or .5%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

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

         The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $103.4 million, $35.0 million and $32.5 million during fiscal 2001, 2000 and 1999, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

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

         The Bank sold guaranteed student loans in aggregate amounts of $11.7 million, $12.4 million and $20.8 million during fiscal 2001, 2000 and 1999, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

         Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2001, 2000 and 1999 were $1.8 million, $570,000 and $1.1 million, respectively. Of these amounts, $179,000, $103,000 and $268,000, respectively, were gains from the sale of guaranteed student loans and $1.6 million, $467,000 and $830,000, respectively, were gains from the sale of fixed-rate residential loans.

         Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $39.5 million and $45.8 million at December 31, 2001 and 2000, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2001 and 2000, of $164,000 and $180,000, respectively.

         In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $784,000, $610,000 and $961,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter see Note 1 of the Notes to Consolidated Financial Statements.

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

         The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2001.


                                      Loans Delinquent for 30-89 Days
                              ---------------------------------------------
                                                                Percent of
                                                                   Total
                                                                Delinquent
                                     Number       Amount           Loans
                              --------------- -------------- --------------
                                           (Dollars in thousands)

Real Estate:
 One- to four-family                    85        $ 6,260            29%
 Other residential                       2          1,275             6
 Commercial                             12          8,242            39
 Construction or development            15          1,295             6
Consumer and overdrafts                694          2,353            11
Other commercial                        19          1,891             9
                                     -----      ---------         -----
Total                                  827        $21,316           100%
                                      ====        =======         =====

Classified Assets

         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off-balance sheet items classified at December 31, 2001.

                                                                            Total        Allowance
   Asset Category              Substandard     Doubtful        Loss       Classified     for Losses
------------------------------ ----------   ------------   -----------  --------------  ------------
                                                    (Dollars in thousands)

Loans                             $27,669        $---          $---         $27,669        $21,328
Foreclosed assets                   3,207         ---           ---           3,207            150
                               ----------       -----         -----       ---------     ----------

Total                             $30,876        $---          $---         $30,876        $21,478
                                  =======        ====          ====         =======        =======

Non-Performing Assets

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

                                                                         December 31,
                                           ------------------------------------------------------------------      June 30,
                                                    2001            2000             1999            1998            1998
                                                    ----            ----             ----            ----            ----
                                                                  (Dollars in thousands)
Non-accruing loans:
 One- to four-family residential                  $ 1,333        $  2,171        $     880       $     137       $     522
 Other residential                                    ---             ---            1,002           2,554           4,535
 Commercial real estate                             3,407           4,112            4,371           2,496           1,687
 One- to four-family construction                     ---             ---                1             ---              91
 Consumer                                             393             109              146              33             147
 Other commercial                                   1,021           1,236              444           1,061              80
 Commercial construction                            2,844           4,858            2,377           1,137             ---
                                               ----------    ------------     ------------    ------------    ------------

 Total gross non-accruing loans                     8,998          12,486            9,221           7,418           7,062
                                               ----------    ------------     ------------    ------------    ------------

Loans over 90 days delinquent
 still accruing interest:
 One- to four-family residential                      ---             ---               49           2,243             ---
 Consumer                                             ---             ---              ---             244             ---
 Other commercial                                     ---             ---              ---             241             ---
 Commercial construction                               59             ---              ---             ---             ---
 Commercial real estate                               489             ---              ---             ---             ---
                                               ----------    ------------     ------------    ------------    ------------

 Total over 90 days accruing loans                    548             ---               49           2,728             ---
                                               ----------    ------------     ------------    ------------    ------------

Other impaired loans                                  ---             ---              ---             ---           2,278
                                               ----------    ------------     ------------    ------------    ------------
Loans in connection with sales of
 foreclosed assets                                    ---             ---              ---             ---             145
                                               ----------    ------------     ------------    ------------    ------------

 Total gross non-performing loans                   9,546          12,486            9,270          10,146           9,485
                                               ----------    ------------     ------------    ------------    ------------

Foreclosed assets:
 One- to four-family residential                      460             165              167             438             400
 Other residential                                    ---             ---              ---           1,075             175
 One- to four-family construction                     468             508              ---             ---             ---
 Commercial real estate                             1,280           1,645              650           1,297           4,176
                                               ----------    ------------     ------------    ------------    ------------

 Total foreclosed assets                            2,208           2,318              817           2,810           4,751
                                               ----------    ------------     ------------    ------------    ------------
Repossessions                                         849             370              ---             ---             ---
                                               ----------    ------------     ------------    ------------    ------------

Total gross non-performing assets                 $12,603         $15,174          $10,087         $12,956         $14,236
                                               ==========    ============     ============    ============    ============

Total gross non-performing assets as a               1.06%           1.50%            1.09%           1.61%           1.90%
 percentage of average total assets            ==========    ============     ============    ============    ============


         Gross impaired loans totaled $9.0 million at December 31, 2001 and $12.5 million at December 31, 2000.

         For the year ended December 31, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.8 million. The amount that was included in interest income on these loans was $1.3 million for the year ended December 31, 2001.

         The level of non-performing assets is primarily attributable to the Bank's commercial real estate, commercial construction, commercial business and one- to four-family residential lending activities. Commercial activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in fiscal December 31, 2000, and at a rate less than that of the Bank's commercial lending portfolio in the year ended December 31, 2001 and 1999, in the six months ended December 31, 1998 and in fiscal year ended June 30, 1998. For a discussion of significant non- performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Allowances for Losses on Loans and Foreclosed Assets

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

         The Bank has maintained a strong lending presence in the Branson area during recent years, primarily due to the substantial growth in the area. While management believes the loans it has funded have been originated pursuant to sound underwriting standards, and individually have no unusual credit risk, the relatively short period of time in which the Branson area has grown, the reduction in values of real estate and the lower than expected increase in tourists visiting the area during recent years, causes some concern as to the credit risk associated with the Branson area as a whole. Due to this concern and the overall growth of the loan portfolio, and due more specifically to the growth of the commercial business, consumer and commercial real estate loan portfolios, and the related inherent risks, management provided increased levels of loan loss allowances over the past few years.

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

         At December 31, 2001 and 2000, Great Southern had an allowance for losses on loans of $21.3 million and $18.7 million, respectively, of which $4.0 million and $3.0 million, respectively, had been allocated as an allowance for specific loans, and $1.2 million and $1.7 million, respectively, had been allocated for impaired loans. The allowance is discussed further in Note 3 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                                      December 31,                                          June 30,
                                     -----------------------------------------------------------------------------------------------
                                              2001              2000               1999               1998                    1998
                                     -------------------- ----------------- ------------------ -------------------- ----------------
                                                  % of               % of               % of               % of               % of
                                                Loans to           Loans to           Loans to           Loans to           Loans to
                                                  Total              Total              Total              Total              Total
                                        Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                        ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                                                                          (Dollars in thousands)
One- to four-family residential and
 construction                          $ 1,388     23.2%  $ 1,164     28.5%  $   798     30.1%  $ 1,254     33.4%  $   811    33.5%
Other residential and construction         182     11.4       444     11.0       375     10.3       613     12.4       615    13.5
Commercial real estate and construction
 and other commercial                   15,480     55.7    12,647     50.9    12,003     50.5     9,719     45.7    11,348    46.4
Consumer and overdrafts                  2,335      9.7     2,236      9.6     1,567      9.1     1,211      8.5       743     6.6
Other                                    1,943     --       2,203     --       2,550     --       4,131     --       2,586    --
                                       -------  -------   -------  -------   -------  -------   -------  -------   ------- -------
Total                                  $21,328    100.0%  $18,694    100.0%  $17,293    100.0%  $16,928    100.0%  $16,373   100.0%
                                       =======  =======   =======  =======   =======  =======   =======  =======   ======= =======


         The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                          December 31,                  June 30,
                                          ------------------------------------------- -----------
                                              2001       2000       1999       1998       1998
                                          ---------- ---------- ---------- ---------- -----------
                                                           (Dollars in thousands)
Balance at beginning of period              $18,694    $17,293    $16,928    $16,373    $15,524
                                            -------    -------    -------    -------    -------

Charge-offs:
 One- to four-family residential                338        254        114         --         45
 Other residential                               --         --         --        187         67
 Commercial real estate                         961        260        131        185        529
 Construction                                   171        218        375         --         82
 Consumer and overdrafts                      2,473      2,116      1,870      1,077        287
 Other commercial                               958        303        316         50        133
                                            -------    -------    -------    -------    -------

 Total charge-offs                            4,901      3,151      2,806      1,499      1,143
                                            -------    -------    -------    -------    -------

Recoveries:
 One- to four-family residential                 30         66         33        147         22
 Other residential                               --         --         --         --          1
 Commercial real estate and construction        692        166         64         --         68
 Consumer and overdrafts                      1,270      1,019        793        552         10
 Other commercial                               343        195        219         64         38
                                            -------    -------    -------    -------    -------

 Total recoveries                             2,335      1,446      1,109        763        139
                                            -------    -------    -------    -------    -------

Net charge-offs                               2,566      1,705      1,697        736      1,004
Provision for losses on loans                 5,200      3,106      2,062      1,291      1,853
                                            -------    -------    -------    -------    -------

Balance at end of period                    $21,328    $18,694    $17,293    $16,928    $16,373
                                            =======    =======    =======    =======    =======

Ratio of net charge-offs to average loans      0.27%      0.20%      0.23%      0.23%      0.16%
 outstanding                                =======    =======    =======    =======    =======

Investment Activities

         The Bank's investment securities portfolio at December 31, 2001 and 2000, contained one security with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies. This security was issued by The Missouri Development Finance Board and has an aggregate book and market value of approximately $10,000,000 and $9,986,000 at December 31, 2001 and 2000,
respectively.

         As of December 31, 2001 and 2000, the Bank held approximately $37.5 million and $27.8 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had market values of approximately $40.7 million and $27.7 million, respectively. In addition, as of December 31, 2001 and 2000, the Company held approximately $233.8 million and $126.4 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

         The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

                                                                    December 31, 2001
                                            --------------------------------------------------------------
                                                                 Gross            Gross       Approximate
                                             Amortized         Unrealized       Unrealized        Fair
                                                Cost             Gains            Losses         Value
                                                ----             -----            ------         -----
                                                                  (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies                    $   84,719        $      669       $      ---    $   85,388
Collateralized mortgage obligations              5,188               ---               71         5,117
Mortgage-backed securities                     120,544                28            1,147       119,425
Corporate bonds                                  8,311               417              ---         8,728
Equity securities                               13,967             1,214               34        15,147
                                            ----------        ----------       ----------    ----------
Total available-for-sale securities           $232,729            $2,328           $1,252      $233,805
                                            ==========        ==========       ==========    ==========

HELD-TO-MATURITY SECURITIES:
States and political subdivisions and
  industrial revenue bonds                   $  37,465        $    3,283       $       45    $   40,703
                                             ---------        ----------       ----------    ----------
Total held-to-maturity securities            $  37,465        $    3,283       $       45    $   40,703
                                             =========        ==========       ==========    ==========

                                                                    December 31, 2000
                                            --------------------------------------------------------------
                                                                 Gross            Gross       Approximate
                                             Amortized         Unrealized       Unrealized        Fair
                                                Cost             Gains            Losses         Value
                                                ----             -----            ------         -----
                                                                  (Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies                      $114,321            $  553          $    99     $ 114,775
Collateralized mortgage obligations              3,424                15              ---         3,439
Equity securities                                8,080               115              ---         8,195
                                              --------           -------         --------     ---------
Total available-for-sale securities           $125,825            $  683           $   99     $ 126,409
                                              ========           =======         ========     =========

HELD-TO-MATURITY SECURITIES:
U.S. government agencies                      $  6,999           $   ---          $    17     $   6,982
States and political subdivisions
 and industrial revenue bonds                   17,101                17              107        17,011
Corporate bonds                                  2,805                95               25         2,875
Mortgage-backed securities                         853                 3                6           850
                                              --------         ---------         --------     ---------
Total held-to-maturity securities              $27,758            $  115           $  155     $  27,718
                                               =======         =========         ========     =========

         The following table presents the contractual maturities and weighted average yields of available-for- sale debt securities at December 31, 2001. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                              Amortized      Approximate
                                                      Cost      Yield        Fair Value
                                                      ----      -----        ----------
                                                            (Dollars in thousands)
In one year or less                                $    ---       ---         $    ---
After one through five years                         58,107      5.79%          58,837
After five through ten years                         26,612      5.88%          26,551
After ten years                                       8,311      8.98%           8,728
Securities not due on a single maturity date        125,732      5.49%         124,542
                                                   --------                   --------
Total                                              $218,762                   $218,658
                                                   ========                   ========


         The following table presents the contractual maturities and weighted average yields of held-to-maturity securities at December 31, 2001. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                              Amortized      Approximate
                                                      Cost      Yield        Fair Value
                                                      ----      -----        ----------
                                                            (Dollars in thousands)
In one year or less                                 $10,000      6.90%        $ 10,455
After ten years                                      27,465      8.59%          30,248
                                                    -------                   --------
Total                                               $37,465                   $ 40,703
                                                    =======                   ========

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

                                                                               December 31,
                                         -------------------------------------------------------------------------------------
                                                         2001                      2000                       1999
                                         -------------------------------- -------------------------- -------------------------
                                                              Percent of                 Percent of                Percent of
                                                 Amount         Total       Amount         Total       Amount         Total
                                                 ------         -----       ------         -----       ------         -----
                                                                              (Dollars in thousands)
Time deposits:
 0.00% - 1.99%                                $    7,538           .85%   $     ---           ---%   $     ---          ---%
 2.00% - 2.99%                                    59,443          6.73          ---           ---          ---          ---
 3.00% - 3.99%                                    94,097         10.65           94           .01        1,153          .18
 4.00% - 4.99%                                   145,515         16.47       14,847          1.98       79,429        12.69
 5.00% - 5.99%                                   118,769         13.44      123,103         16.39      280,688        44.85
 6.00% - 6.99%                                   212,617         24.06      360,825         48.04       69,525        11.11
 7.00% - 7.99%                                    24,302          2.75       46,221          6.15        3,527          .56
 8.00% and above                                     225           .02          225           .03           30          ---
                                             -----------       -------    ---------       -------    ---------      -------

Total Time deposits                              662,506         74.97      545,316         72.60      434,352        69.39
Non-interest-bearing demand deposits              62,131          7.03       60,353          8.04       47,360         7.57
Savings deposits
    (1.37%-2.51%-2.50%)                              980           .11       20,400          2.72       29,613         4.73
Interest-bearing demand deposits
    (1.02%-2.23%-1.86%)                          158,067         17.89      124,973         16.64      114,575         18.31
                                               ---------       -------    ---------       -------    ---------         -----
                                                 883,684        100.00%     751,042        100.00%     625,900        100.00%
                                                                ======                     ======                     ======
Interest rate swap fair value
   adjustment                                      3,186                        ---                        ---
                                             -----------                  ---------                 ----------
        Total Deposits                          $886,870                   $751,042                   $625,900
                                                ========                   ========                   ========

         A table showing maturity information for the Bank's time deposits as of December 31, 2001, is presented in Note 6 of the Notes to Consolidated Financial Statements.

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

         The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2001. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                             Maturity
                      -------------------------------------------------------------------------------------------
                            3               Over 3             Over               Over
                        Months or         Months to          6 to 12               12
                          Less             6 Months           Months             Months              Total
                      ------------- ------------------ -------------------- ------------------ ------------------
                                                       (Dollars in thousands)
Time deposits:
 Less than $100,000    $  83,291          $  52,053         $  57,863          $  33,319           $226,526
 $100,000 or more         25,508             19,363            18,650              8,925             72,446
 Brokered                 59,517             42,163            52,502            201,279            355,461
 Public funds(1)           6,938                809               326                ---              8,073
                      ----------       ------------      ------------       ------------        -----------
      Total             $175,254           $114,388          $129,341           $242,523           $662,506
                        ========           ========          ========           ========           ========

--------------
(1)  Deposits from governmental and other public entities.

         Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2001 and 2000, the Bank had approximately $355.5 million and $286.7 million in brokered deposits, respectively.

         Unlike non-brokered deposits where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits.

         In fiscal 2000, the Company began using interest rate swaps to manage its interest rate risks from recorded financial liabilities. During fiscal 2001 and 2000, the Company entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. In fiscal 2001, the Company's interest rate swaps reduced interest expense on deposits by approximately $4.2 million due to declining interest rates.

         Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

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

         The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (2) a temporary spike in interest rates on other funding sources that are being used; or (3) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2001 that would have allowed approximately $96.9 million to be borrowed under the above arrangement.

         The Company has a line of credit available with a commercial bank. The amount available under the line of credit is $12,000,000. At December 31, 2001, the amount outstanding was $0.

         The Company has borrowing arrangements in place with the brokerage firms it conducts business with to borrow on margin against its available-for-sale securities. These borrowings are limited to a percent of the market value of the collateral, generally 40-50%, and are used by the Company for short-term cash needs including the purchase of available-for-sale securities and the repurchase of the Company's stock. At December 31, 2001, the amount outstanding was $0.

         During 2001 GSBCP, a newly-formed Delaware business trust subsidiary of the Company, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company records distributions payable on the trust preferred securities as interest expense for financial reporting purposes. The proceeds from the offering were used to reduce the Company's indebtedness under the existing note payable to bank to $0. The trust preferred securities mature in 2031 and are redeemable at the Company's option beginning in 2006. The trust preferred securities qualify as Tier I capital for regulatory purposes.

         During 2001 the Company entered into an interest rate swap agreement to effectively convert this fixed rate debt to variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2001, was 4.62%.

         The following table sets forth the maximum month-end balances and average daily balances of FHLBank advances and other borrowings during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                        Year Ended December 31,
                       ---------------------------------------------------------
                              2001                 2000               1999
                       ------------------ -------------------- -----------------
                                        (Dollars in thousands)
Maximum Balance:
FHLBank advances            $265,321             $267,968           $200,531
Other borrowings             144,586               57,195             61,111

Average Balances:
FHLBank advances            $214,325             $218,725           $165,192
Other borrowings              78,799               37,973             19,680

         The following table sets forth certain information as to the Company's FHLBank advances and other borrowings at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

                                                December 31,
                           -----------------------------------------------------
                                 2001              2000                1999
                           ---------------- -------------------- ---------------
                                          (Dollars in thousands)
FHLBank advances              $258,743           $234,378           $200,531
Other borrowings                74,923             57,195             61,111
                             ---------         ----------         ----------
   Total borrowings           $333,666           $291,573           $261,642
                              ========           ========           ========
Weighted average interest
 rate of FHLBank advances         3.03%              6.41%              6.23%
                                  ====               ====               ====
Weighted average interest         2.32%              6.99%              5.03%
 rate of other borrowings         ====               ====               ====

Subsidiaries

         Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3% of its assets in service corporations. At December 31, 2001, the Bank's total investment in Great Southern Capital Management ("Capital Management") was $764,000. Capital Management was incorporated and organized in 1988 under the laws of the state of Missouri. At December 31, 2001, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $1.5 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. These subsidiaries are primarily engaged in the activities described below.

         Great Southern Capital Management, Inc. Capital Management is a registered broker/dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). Capital Management offers a full line of financial consultation, investment counseling and discount brokerage services including execution of transactions involving stocks, bonds, options, mutual funds and other securities. In addition, Capital Management is registered as a municipal securities dealer. Capital Management operates through Great Southern's branch office network. Capital Management had net income of $35,000 and $297,000 in the years ended December 31, 2001 and 2000, respectively.

         General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern
Insurance had net income of $149,000 and $141,000 in the years ended December 31, 2001 and 2000, respectively.

         Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2001, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from 19 full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income (loss) of $(339,000) and $276,000 in the years ended December 31, 2001 and 2000, respectively.

         GSB One, L.L.C. At December 31, 2001 the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $299 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was incorporated in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

         GSB Two, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $27.3 million and $26.9 million in the years ended December 31, 2001 and 2000, respectively.

         Appraisal Services. Appraisal Services, Inc., incorporated in 1976, was a wholly-owned subsidiary of GSFC and performed primarily residential real estate appraisals for a number of clients, the majority of which were for the Bank and its loan customers. The Company closed Appraisal Services, Inc. during 2001.

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

Employees

         At December 31, 2001, the Bank and its affiliates had a total of 508 employees, including 135 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

         Bank Holding Company Regulation

         The Company is a bank holding company that has elected to be treated as a financial holding company by the FRB. Financial holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act, and the regulations of the FRB. As a financial holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under FRB policy, a financial holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the Bank Holding Company Act, a financial holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank or financial holding company; or (iii) merging or consolidating with another bank or financial holding company.

         The Bank Holding Company Act also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, securities, insurance or merchant banking.

         Currently, the Company has permission from the FRB to hold up to 20% of the common stock of an unaffiliated financial institution holding company. At December 31, 2001, the Company owned approximately 18% of the outstanding common shares of this financial institution holding company, with recent increases having been the sole result of stock repurchases by that company. On December 10, 2001, the Company attempted to sell all its holdings of the common stock of this publicly traded company at a price that would not have resulted in a loss to the Company. On December 13, 2001, the counterparty refused to complete and rescinded the transaction. As a result, the Company is still the owner of record of and continues to hold the stock it attempted to sell, which it continues to report as an equity security available for sale carried at fair value. Management believes the attempted sale transaction is valid and enforceable and is consulting with legal counsel to determine what, if any, course of action to take in this matter.

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

         Federal law also authorizes the Office of the Comptroller of the Currency ("OCC") and the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. As required by federal law, the OCC, FDIC and FRB have prescribed regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production, including guidelines to ensure that interstate branches operated by an out-of-state bank in a host state reasonably help to meet the credit needs of the communities which they serve.

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

         All loans by Great Southern to its directors and executive officers are subject to FRB regulations restricting loans and other transactions with affiliated persons of Great Southern. Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-affiliates. A company may have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to a broad group of employees within guidelines defined by the policy. The Bank has such a policy in place that allows for loans to full-time employees.

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

         The Federal banking agencies have adopted capital-related regulations. Under those regulations, a bank will be well capitalized if it: (i) has a risk-based capital ratio of 10% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 6% or greater; and (iii) has a ratio of Tier I capital to adjusted total assets of 5% or greater. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a risk-based capital ratio of 8% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) has a ratio of Tier I capital to adjusted total assets of 4% or greater. As of December 31, 2001, the Bank was "well capitalized."

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

         The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2001, the Company was "well capitalized."

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

         The FDIC collects assessments against BIF and SAIF assessable deposits to service the debt on bonds issued during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2001, the assessment rate for both BIF and SAIF insured institutions was 1.82 basis points per $100 of assessable deposits.

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

         Federal Reserve System

         The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2001, the Bank was in compliance with these reserve requirements.

         Banks are authorized to borrow from the FRB "discount window," but FRB regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the FRB. See "Sources of Funds Borrowings" above.

         Federal Home Loan Bank System

         The Bank is a member of the FHLBank of Des Moines, which is one of 12 regional FHLBanks.

         As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2001, Great Southern had $15.0 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five and one-half years, such dividends have averaged 6.37% and were 4.54% for year the ended December 31, 2001.

         Legislative and Regulatory Proposals

         Any changes in the extensive regulatory scheme to which the Company or the Bank is and will be subject, whether by any of the Federal banking agencies or Congress, could have a material effect on the Company or the Bank, and the Company and the Bank cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have.

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

         Bad Debt Deduction

         Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for two years. The amount of post 1987 recapture for the Bank is estimated at $5.2 million which created tax of approximately $1.8 million, or $300,000 per year for each of the six years. The $1.8 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid. At December 31, 2001, the Company's net deferred tax asset included a deferred tax liability of approximately $600,000 for this bad debt allowance recapture.

         The Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

         Interest Deduction

         In the case of a financial institution, such as the Bank, no deduction is allowed for the pro rata portion of its interest expense which is allocable to tax-exempt interest on obligations acquired after August 7, 1986. A limited class of tax-exempt obligations acquired after August 7, 1986 will not be subject to this complete disallowance rule. For tax-exempt obligations acquired after December 31, 1982 and before August 8, 1986 and for obligations acquired after August 7, 1986 that are not subject to the complete disallowance rule, 80% of interest incurred to purchase or carry such obligations will be deductible. No portion of the interest expense allocable to tax-exempt obligations acquired by a financial institution before January 1, 1983, which is otherwise deductible, will be disallowed. The interest expense disallowance rules cited above have not significantly impacted the Bank.

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

         Missouri Taxation

         Missouri-based banks, such as the Bank, are subject to a franchise tax which is imposed on the larger of (i) the bank's net income at the rate of 7% of the net income (determined without regard for any net operating losses); or (ii) the bank's assets at a rate of .033% of total assets less deposits and the investment in greater than 50% owned subsidiaries. Missouri based banks are entitled to a credit against the franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others.

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

         Examinations

         The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service with respect to consolidated federal income tax returns, and as such, these returns have been closed without audit through June 30, 1998.

ITEM 2. PROPERTIES.

         The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2001. The aggregate net book value of the Company's premises and equipment was $12.8 million at December 31, 2001 and $10.3 million at December 31, 2000. See also
Note 5 and Note 13 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of Management, the facilities are adequate and suitable for the needs of the Company.

                                                                                                     Lease Expiration
                                                                             Year          Owned or   (Including any
                            Location                                        Opened          Leased    Renewal Option)
-------------------------------------------------------------------   -----------------   ----------  ---------------
CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield                        Springfield, Missouri             1976            Owned         N/A

BRANCH BANKS:
430 South Avenue                           Springfield, Missouri             1983            Owned         N/A
1607 W. Kearney                            Springfield, Missouri             1976           Leased*       2022
1615 W. Sunshine                           Springfield, Missouri             2001            Owned         N/A
2410 N. Glenstone                          Springfield, Missouri             1977           Leased*       2003
1955 S. Campbell                           Springfield, Missouri             1979           Leased*       2020
3961 S. Campbell                           Springfield, Missouri             1998           Leased        2028
2609 A E. Sunshine                         Springfield, Missouri             2001            Owned         N/A
2631 E. Sunshine (subleased to tenant)     Springfield, Missouri             1988           Leased*       2002
1580 W. Battlefield                        Springfield, Missouri             1985           Leased*       2017
723 N. Benton                              Springfield, Missouri             1985            Owned         N/A
1505 S. Elliot                             Aurora, Missouri                  1985           Leased        2003
102 N. Jefferson                           Ava, Missouri                     1982            Owned         N/A
110 W. Hensley                             Branson Missouri                  1982            Owned         N/A
1729 W. Highway 76                         Branson, Missouri                 1983            Owned         N/A
919 W. Dallas                              Buffalo Missouri                  1976            Owned         N/A
527 Ozark                                  Cabool, Missouri                  1989           Leased        2006
400 S. Garrison                            Carthage, Missouri                1990            Owned         N/A
1710 E. 32nd Street                        Joplin, Missouri                  1989           Leased*       2031
1232 S. Rangeline                          Joplin, Missouri                  1998           Leased        2016
Highway 00 and 13                          Kimberling City, Missouri         1984            Owned         N/A
528 S. Jefferson                           Lebanon, Missouri                 1978           Leased*       2028
714 S. Neosho Boulevard                    Neosho, Missouri                  1991            Owned         N/A
717 W. Mt. Vernon                          Nixa, Missouri                    1995            Owned         N/A
4571 Highway 54                            Osage Beach, Missouri             1987            Owned         N/A
1701 W. Jackson                            Ozark, Missouri                   1997            Owned         N/A
208 South Street                           Stockton, Missouri                1988           Leased        2006
323 E. Walnut                              Thayer, Missouri                  1978           Leased*       2011
1210 Parkway Shopping Center               West Plains, Missouri             1975            Owned         N/A

-----------------
* Building owned with land leased.

In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

         The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2001 was $588,000 compared to $974,000 at December 31, 2000. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

         The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 120 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2001 was $563,000 compared to $511,000 at December 31, 2000. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

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

Steven G. Mitchem. Mr. Mitchem, age 50, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 37, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies. He was Accounting Director of a division of H&R Block from 1999 to 2000,

Division Controller of Bank One Corporation from 1996 to 1999 and an auditor with BKD, LLP, prior to that.

Doug W. Marrs. Mr. Marrs, age 44, is Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Larry A. Larimore. Mr. Larimore, age 61, is Secretary of the Company and Secretary, Vice President - Compliance Officer of the Bank. He joined the Bank in 1998 and is responsible for Compliance and Internal Audit for the Company and Bank. Prior to joining the Bank, Mr. Larimore was a bank officer in the areas of lending, compliance and internal audit at a competing area bank from 1990 to 1998.


                                     PART II

         Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

         Market Information. The Company's Common Stock is listed on The Nasdaq Stock Market under the symbol "GSBC."

         As of December 31, 2001 there were 6,862,535 total shares outstanding and approximately 1,000 shareholders of record.

High/Low Stock Price

                                 2001                           2000                          1999
                    ----------------------------- ------------------------------ -------------------------------
                         High            Low            High            Low           High            Low
                    -------------- -------------- ---------------- ------------- --------------- ---------------
First Quarter            23.00          15.63           22.25          17.25          24.50          23.25
Second Quarter           27.10          20.63           19.78          15.31          26.94          23.63
Third Quarter            33.95          25.41           17.25          14.88          27.50          20.75
Fourth Quarter           33.10          25.75           16.13          14.63          22.75          21.25

The last inter-dealer bid for the Company's Common Stock on December 31, 2001 was $30.50.

Dividend Declarations

                  December 31,       December 31,       December 31,
                      2001               2000               1999
                  -------------- ------------------ ------------------
First Quarter        $.125              $.125              $.125
Second Quarter        .125               .125               .125
Third Quarter         .125               .125               .125
Fourth Quarter        .125               .125               .125

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2001, 2000 and 1999, to the six months ended December 31, 1998 and to the years ended June 30, 1998 and 1997 are derived from our consolidated financial statements, which have been audited by BKD, LLP. The selected consolidated financial data as of and for the six months ended December 31, 1997 are derived from unaudited consolidated financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results as of and for the six months ended December 31, 1997 have been included. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Financial Statements and Supplementary Data." Results for past periods are not necessarily indicative of results that may be expected for any future period.

                                                                     December 31,                        June 30,
                                               -------------------------------------------------  ---------------------
                                                     2001         2000       1999        1998(1)    1998        1997
                                                     ----         ----       ----        -------    ----        ----
                                                                              (Dollars in thousands)
Summary Statement of Condition Information:
  Assets.......................................  $1,323,103   $1,130,178   $964,803    $836,498   $795,091    $707,841
  Loans receivable, net........................     964,886      890,784    766,807     696,962    653,672     581,948
  Allowance for loan losses....................      21,328       18,694     17,293      16,928     16,373      15,524
  Available-for-sale securities................     233,805      126,409     79,891       6,476      6,363       7,408
  Held-to-maturity securities..................      37,465       27,758     37,646      60,394     51,917      51,518
  Foreclosed assets held for sale, net.........       3,057        2,688        817       2,810      4,751       5,651
  Allowance for foreclosed asset losses........         150          ---        ---         ---        ---         319
  Intangibles..................................         ---          264        404         543        626         ---
  Deposits.....................................     886,870      751,042    625,900     597,625    549,773     456,370
  Total borrowings.............................     333,666      291,573    261,642     159,250    169,509     180,566
  Stockholders' equity (retained
    earnings substantially restricted).........      85,254       71,049     68,926      68,382     67,409      60,348
  Average loans receivable.....................     936,117      843,170    746,979     647,797    624,290     561,146
  Average total assets.........................   1,193,772    1,013,963    928,182     805,170    747,901     670,172
  Average deposits.............................     802,286      676,633    612,503     577,820    487,386     416,041
  Average stockholders' equity.................      79,484       69,208     68,758      66,997     64,212      62,200
  Number of deposit accounts...................      71,998       73,394     73,932      74,375     74,070      69,762
  Number of full-service offices...............          28           27         27          27         27          25


                                                    For the                      For the                For the
                                                  Year Ended                Six Months Ended          Year Ended
                                                 December 31,                 December 31,             June 30,
                                      ---------------------------------- ---------------------- ----------------------
                                         2001        2000        1999       1998(1)      1997       1998        1997
                                      ---------------------------------- ---------------------- ----------------------
                                                                 (Dollars in thousands)
Summary Income Statement
  Information:
Interest income:
  Loans.............................    $75,312     $76,671     $63,386    $30,332     $27,878    $57,537     $51,365
  Investment securities and other...     13,390       8,751       4,652      2,153       2,163      4,395       4,175
                                       --------   ---------   ---------  ---------   ---------  ---------   ---------
                                         88,702      85,422      68,038     32,485      30,041     61,932      55,540
                                       --------    --------    --------   --------    --------   --------    --------
Interest expense:
  Deposits..........................     32,405      32,244      24,966     12,255      10,395     20,951      17,951
  Federal Home Loan Bank advances...     10,339      14,312       9,403      4,237       4,676      9,905      10,229
  Short-term borrowings and trust
     preferred securities...........      3,163       2,305       1,094         38         530      1,136         642
                                      ---------   ---------   --------- ----------    --------  ---------  ----------
                                         45,907      48,861      35,463     16,530      15,601     31,992      28,822
                                       --------    --------    --------   --------    --------   --------    --------
Net interest income.................     42,795      36,561      32,575     15,955      14,440     29,940      26,718
Provision for loan losses...........      5,200       3,106       2,062      1,291         852      1,853       1,706
                                      ---------   ---------   ---------  ---------  ----------  ---------   ---------
Net interest income after
  provision for loan losses.........     37,595      33,455      30,513     14,664      13,588     28,087      25,012
                                       --------    --------    --------   --------    --------   --------    --------
Noninterest income:
  Commissions.......................      5,765       7,024       7,054      3,136       2,586      5,652       4,969
  Service charges and ATM fees......      8,352       5,968       4,502      2,390       1,753      3,841       2,785
  Net realized gains on sales of loans    1,756         570       1,098        386         461      1,125         521
  Net realized gains (losses) on sales
     of available-for-sale securities       139          (9)        316        355         873      1,398         205
  Income (expense) on foreclosed
     assets.........................       (216)        295         ---        420         383        326         285
  Other income......................      2,032       1,863       2,379      1,171         777      1,457       1,752
                                      ---------   ---------   ---------  ---------  ----------  ---------   ---------
                                         17,828      15,711      15,349      7,858       6,833     13,799      10,517
                                       --------    --------    --------  ---------   ---------   --------    --------

Noninterest expense:
  Salaries and employee benefits....     15,126      13,642      13,765      5,743       5,227     10,829       9,234
  Net occupancy expense.............      4,730       4,529       4,124      1,772       1,349      3,034       2,400
  Postage...........................      1,233       1,152       1,006        447         392        857         626
  Insurance.........................        485         521         639        292         352        637       3,428
  Amortization of excess of cost over
     fair value of net assets acquired      284         160         160         83         ---         65       1,107
  Advertising.......................        686         713         611        276         295        586         675
  Office supplies and printing......        774         703         991        396         323        666         563
  Other operating expenses..........      3,872       4,084       3,871      2,297       1,945      3,844       2,405
                                      ---------   ---------   ---------  ---------   ---------  ---------   ---------
                                         27,190      25,504      25,167     11,306       9,883     20,518      20,438
                                       --------    --------    --------   --------   ---------   --------    --------
Income before income taxes..........     28,233      23,662      20,695     11,216      10,538     21,368      15,091
Provision for income taxes..........      9,475       8,184       7,018      3,858       3,058      6,924       5,751
                                      ---------   ---------   ---------  ---------   ---------  ---------   ---------
Net income..........................    $18,758     $15,478     $13,677   $  7,358    $  7,480    $14,444    $  9,340
                                        =======     =======     =======   ========    ========    =======    ========

                                                                  At or For the                At or For the          At or For the
                                                                    Year Ended                Six Months Ended          Year Ended
                                                                   December 31,                 December 31,             June 30,
                                                        ---------------------------------- ---------------------- ------------------
                                                           2001       2000       1999       1998(1)     1997       1998       1997
                                                        ---------------------------------- ---------------------- ------------------
                                                                (Dollars in thousands, except per share data)
Per Common Share Data:
  Basic earnings per common share ...............        $  2.72    $  2.16    $  1.79    $   .93    $   .93    $  1.79    $  1.11
  Diluted earnings per common share .............           2.70       2.12       1.76        .91        .91       1.76       1.10
  Cash dividends declared .......................            .50        .50        .50        .24        .21        .43        .39
  Book value ....................................          12.42      10.30       9.20       8.76       8.13       8.47       7.45
  Average shares outstanding ....................          6,890      7,166      7,620      7,897      8,082      8,052      8,394
  Year-end actual shares outstanding ............          6,863      6,897      7,489      7,803      8,066      7,962      8,105
  Year-end fully diluted shares outstanding .....          6,929      7,098      7,601      8,012      8,218      8,204      8,488

Earnings Performance Ratios:(2)
  Return on average assets(3) ...................           1.57%      1.53%      1.56%      1.83%      2.08%      1.93%      1.39%
  Return on average stockholders' equity(4) .....          23.60      22.36      19.98      21.97      24.04      22.49      15.02
  Non-interest income to average total assets ...           1.49       1.55       1.65       1.95       1.90       1.85       1.57
  Non-interest expense to average total assets ..           2.28       2.52       2.87       2.81       2.75       2.74       3.04
  Average interest rate spread(5) ...............           3.30       3.18       3.36       4.02       3.78       3.79       3.79
  Year-end interest rate spread .................           3.44       3.26       3.40       3.62       3.75       3.81       3.90
  Net interest margin(6) ........................           3.73       3.74       3.86       4.32       4.18       4.18       4.17
  Adjusted efficiency ratio (excl. foreclosed
   assets)(7) ...................................          44.69      49.07      52.51      48.33      47.31      47.20      55.22
  Net overhead ratio(8) .........................            .78        .97       1.06        .87        .85        .90       1.48
  Common dividend pay-out ratio .................          18.52      23.58      28.41      25.82      23.08      24.43      35.23

Asset Quality Ratios:(2)
  Allowance for loan losses/year-end loans ......           2.16%      2.06%      2.21%      2.37%      2.48%      2.44%      2.60%
  Non-performing assets/year-end  loans and
    foreclosed assets ...........................           1.22       1.66       1.26       1.46       2.20       1.81       2.30
  Allowance for loan losses/non-performing
    loans .......................................         237.03     149.72     194.48     228.20     155.26     227.18     197.01
  Net charge-offs/average loans .................            .27        .20        .23        .23        .09        .16        .10
  Gross non-performing assets/year end assets ...            .91       1.34       1.05       1.55       1.84       1.79       1.96
  Non-performing loans/year-end loans ...........            .91       1.37       1.18       1.42       1.60       1.42       1.32

Balance Sheet Ratios:
  Loans to deposits .............................         108.80     118.61     122.51     116.62     134.11     118.90     127.52
  Average interest-earning assets as a percentage
   of average interest-bearing liabilities ......         110.76     111.06     111.95     106.57     108.82     108.62     108.45

Capital Ratios:
  Average stockholders' equity to average assets            6.66%      6.83%      7.41%      8.32%      8.64%      8.59%      9.28%
  Year-end tangible stockholders' equity to
   assets .......................................           6.44       6.26       7.10       8.11       8.67       8.40       8.53
  Great Southern Bank:
     Tier 1 risk-based capital ratio ............           8.93       8.91       8.97       9.65       9.95       9.71      10.37
     Total risk-based capital ratio .............          10.20      10.17      10.23      10.92      11.22      10.98      11.65
     Tier 1 leverage ratio ......................           7.18       7.36       7.45       8.15       7.49       7.52       7.69

Ratio of Earnings to Fixed Charges:(9)
  Including deposit interest ....................           1.62x      1.48x      1.58x      1.68x      1.68x      1.67x      1.52x
  Excluding deposit interest ....................           3.09x      2.42x      2.97x      3.62x      3.02x      2.94x      2.39x

---------------------
(1)  In 1998, we changed our fiscal year-end from June 30 to December 31.
(2)  Certain financial ratios for interim periods have been annualized.
(3)  Earnings divided by average total assets.
(4)  Earnings divided by average stockholders' equity.
(5)  Yield  on   average   interest-earning   assets   less   rate  on   average
     interest-bearing liabilities.
(6)  Net interest income divided by average interest-earning assets.
(7) Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(8) Non-interest expense less non-interest income divided by average total assets.

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

General

         The   profitability  of  the  Company  and,  more   specifically,   the
profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest- bearing liabilities, any positive interest rate spread will generate net interest income.

         The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charges and ATM fees, commissions earned by non-bank subsidiaries and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, office expenses and other general operating expenses.

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

Potential Impact of Accounting Principles to Be Implemented in the Future

         The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations." This Statement establishes new standards for financial accounting and reporting for business combinations. This Statement eliminates the pooling-of- interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Initial adoption of SFAS 141 had no effect on the Company's financial statements.

         The FASB recently adopted SFAS 142, "Goodwill and Other Intangible Assets." This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects to first apply SFAS 142 in the first quarter of its fiscal year ending December 31, 2002. Initial adoption of SFAS 142 will have no effect on the Company's financial statements.

         The FASB recently adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than at the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 144 in the first quarter of its year ending December 31, 2002. Initial adoption of SFAS 144 will have no effect on the Company's financial statements.

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

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2001, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly positive.

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

         In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern's interest- earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern which are implemented by the asset and liability committee. The asset and liability committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern's senior management. The purpose of the asset and liability committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board- approved policies. The asset and liability committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the asset and liability committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

         In order to manage its assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, Great Southern has focused its strategies on originating adjustable rate loans, and managing its deposits and borrowings to establish stable relationships with both retail customers and wholesale funding sources.

         At times, depending on the level of general interest rates, the relationship between long- and short- term interest rates, market conditions and competitive factors, we may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin.

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

         In 2000, the Company began using interest rate swap derivatives to manage its interest rate risks from recorded financial liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate risk.

         Beginning in 2001, interest rate swaps are carried at fair value determined using quoted dealer prices and are recognized in the statement of financial condition in the prepaid expenses and other assets caption. The Company uses interest rate swaps to help manage its interest rate risks from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and such liability exposes the Company to interest rate risk. Amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income. Fair values of interest rate swaps are estimated based on quoted dealer prices.

         The Company has entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit and trust preferred securities caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity.

         At December 31, 2001, the notional amount of interest rate swaps outstanding was approximately $257,490,000, all consisting of swaps in a receivable position. At December 31, 2000, the notional amount of interest rate swaps outstanding was approximately $138,063,000, consisting of swaps in a receivable position of approximately $107,924,000 and swaps in a payable position of approximately $30,139,000. The maturities of interest rate swaps outstanding at December 31, 2001 and 2000, in terms of notional amounts and their average pay and receive rates is discussed further in Note 14 of the Notes to Consolidated Financial Statements.

         The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2001. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities





                                                              December 31,                                                     2001
                                       --------------------------------------------------------                                Fair
                                           2002       2003       2004       2005        2006     Thereafter     Total         Value
                                           ----       ----       ----       ----        ----     ----------     -----         -----
                                                                  (Dollars in thousands)
Financial Assets:
    Interest bearing deposits             $5,474        ---        ---        ---         ---         ---       $5,474       $5,474
        Weighted average rate               1.62%       ---        ---        ---         ---         ---         1.62%
    Available-for-sale equity securities  $9,198     $3,490        ---        ---         ---      $2,459      $15,147      $15,147
        Weighted average rate               4.03%      4.32%       ---        ---         ---        5.70%        4.37%
    Available-for-sale debt securities   $27,727    $15,286    $14,039    $21,482     $47,308     $92,816     $218,658     $218,658
        Weighted average rate               5.62%      5.11%      5.41%      5.38%       5.69%       5.95%        5.70%
    Held to maturity securities          $10,000        ---        ---        ---         ---     $27,465      $37,465      $40,703
        Weighted average rate               6.90%       ---        ---        ---         ---        8.48%        8.06%
    Adjustable rate loans               $221,584    $48,249    $78,936    $61,057     $92,176    $257,766     $759,768     $769,945
        Weighted average rate               5.40%      5.40%      5.45%      5.29%       5.62%       6.82%        5.91%
    Fixed rate loans                     $33,744    $17,829    $44,356    $33,532     $36,904     $60,081     $226,446     $238,300
        Weighted average rate               6.50%      9.81%      8.95%      9.95%       9.03%       8.63%        8.73%
    Federal Home Loan Bank stock             ---        ---        ---        ---         ---     $14,962      $14,962      $14,962
        Weighted average rate                ---        ---        ---        ---         ---        4.00%        4.00%

Financial Liabilities:
    Savings deposits                        $980        ---        ---        ---         ---         ---         $980         $980
        Weighted average rate               1.37%       ---        ---        ---         ---         ---         1.37%
    Time deposits                       $418,982    $65,303    $16,465    $20,416     $11,177    $130,162     $662,506     $665,478
        Weighted average rate               4.01%      3.07%      3.90%      2.65%       2.27%       2.16%        3.48%
    Interest bearing demand             $158,067        ---        ---        ---         ---         ---     $158,067     $158,067
        Weighted average rate               1.02%       ---        ---        ---         ---         ---         1.02%
    Non-interest bearing demand          $62,131        ---        ---        ---         ---         ---      $62,131      $62,131
        Weighted average rate                ---        ---        ---        ---         ---         ---          ---
    Federal Home Loan Bank and other
        borrowings                      $158,990    $31,327    $25,914     $3,280      $1,514    $112,641     $333,666     $333,296
        Weighted average rate               1.93%      2.06%      2.58%      6.64%       6.78%       4.33%        2.87%

Repricing

                                                                      Repricing on or Before:
                                                                            December 31,                                2001
                                           --------------------------------------------------------------------------   Fair
                                             2002       2003      2004      2005      2006    Thereafter    Total       Value
                                             ----       ----      ----      ----      ----    ----------    -----       -----
                                                                        (Dollars in thousands)
Financial Assets:
    Interest bearing deposits               $5,474        ---       ---       ---       ---       ---      $5,474       $5,474
        Weighted average rate                 1.62%       ---       ---       ---       ---       ---        1.62%
    Available-for-sale equity securities    $9,198     $3,490       ---       ---       ---    $2,459     $15,147      $15,147
        Weighted average rate                 4.03%      4.32%      ---       ---       ---      5.70%       4.37%
    Available-for-sale debt securities     $27,727    $15,286   $14,039   $21,482   $47,308   $92,816    $218,658     $218,658
        Weighted average rate                 5.62%      5.11%     5.41%     5.38%     5.69%     5.95%       5.70%
    Held to maturity securities            $15,505        ---       ---       ---       ---   $21,960     $37,465      $40,703
        Weighted average rate                 7.88%       ---       ---       ---       ---      8.18%       8.06%
    Adjustable rate loans                 $740,145     $7,211    $4,873    $4,142    $3,250      $147    $759,768     $769,945
        Weighted average rate                 5.86%      7.70%     7.29%     8.24%     7.54%     7.88%       5.91%
    Fixed rate loans                       $33,744    $17,829   $44,356   $33,532   $36,904   $60,081    $226,446     $238,300
        Weighted average rate                 6.50%      9.81%     8.95%     9.95%     9.03%     8.63%       8.73%
    Federal Home Loan Bank stock               ---        ---       ---       ---       ---   $14,962     $14,962      $14,962
        Weighted average rate                  ---        ---       ---       ---       ---      4.00%       4.00%

Financial Liabilities:
    Savings deposits                          $980        ---       ---       ---       ---       ---        $980        $980
        Weighted average rate                 1.37%       ---       ---       ---       ---       ---        1.37%
    Time deposits                         $610,036    $34,301    $9,476    $4,938    $1,177    $2,578    $662,506    $665,478
        Weighted average rate                 3.33%      4.88%     5.40%     6.30%     5.12%     6.18%       3.48%
    Interest bearing demand               $158,067        ---       ---       ---       ---       ---    $158,067    $158,067
        Weighted average rate                 1.02%       ---       ---       ---       ---       ---        1.02%
    Non-interest bearing demand            $62,131        ---       ---       ---       ---       ---     $62,131     $62,131
        Weighted average rate                  ---        ---       ---       ---       ---       ---         ---
    Federal Home Loan Bank and other
     borrowings                           $256,329     $1,327    $2,914    $3,280    $1,514   $68,302    $333,666    $333,296
        Weighted average rate                 2.10%      6.81%     7.33%     6.64%     6.78%     5.23%       2.87%

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

         During the year ended December 31, 2001, the Company increased total assets by $193 million to $1.32 billion. Net loans increased by $74 million. The main loan areas experiencing increases were commercial real estate, commercial construction, consumer and commercial business. Total investment securities increased by $117 million, which was primarily an increase in available-for-sale United States government agency mortgage-backed securities.

         Total liabilities increased $179 million from December 31, 2000 to December 31, 2001, to $1.24 billion. Deposits increased $136 million, FHLBank advances increased $24 million, short-term borrowings increased $16 million, and trust preferred securities increased $17 million, partially offset by a decrease in the note payable to bank of $16 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements and the utilization of federal funds purchased lines available from commercial banks. Management utilized these short-term funding sources to take advantage of the falling interest rate environment throughout 2001 and better match the repricing characteristics of the Company's assets. The note payable to a third-party bank was paid down to $-0- with the proceeds from the trust preferred securities issued in April 2001. This $12 million line of credit remains in place to meet operating cash needs, and for use from time to time as a source of funds to repurchase shares of the Company's stock. During 2001, the Company issued trust preferred securities with net proceeds of $16.3 million. These securities qualify as Tier I capital for regulatory purposes. Deposits increased $136 million due primarily to an increase in certificates of deposit of $120 million, of which $72 million related to brokered deposits. Total brokered deposits were $356 million at December 31, 2001. The weighted average cost of these deposits was approximately 120 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 160 basis points lower than the retail certificate of deposit portfolio. Checking accounts increased $35 million, with an increase of $2 million in non-interest bearing accounts and an increase of $33 million in interest-bearing accounts. There was a related decrease in savings balances of $19 million due to the Company's change of product offerings and the reclassification of certain account types. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

         Stockholders' equity increased $14.3 million from $71.0 million at December 31, 2000 to $85.3 million at December 31, 2001. Net income for fiscal year 2001 was $18.8 million and accumulated other comprehensive income increased by $0.3 million. These items were offset by dividends of $3.4 million and net treasury stock repurchases of $1.4 million. The Company repurchased 61,267 shares of common stock at an average price of $26.75 per share during 2001.

Results of Operations and Comparison for the Years Ended December 31, 2001 and 2000

General

         The increase in earnings of $3.3 million, or 21.2%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, was primarily due to an increase in net interest income of $6.2 million, or 17.1%, and an increase in non-interest income of $2.1 million, or 13.5%, partially offset by an increase in non-interest expense of $1.7 million, or 6.6%, an increase in provision for loan losses of $2.1 million, or 67.4%, and an increase in provision for income taxes of $1.3 million, or 15.8%.

Total Interest Income

         Total interest income increased $3.3 million, or 3.8%, during the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase was due to a $4.6 million, or 53.0%, increase in interest income on investments and other interest-earning assets, partially offset by a $1.4 million, or 1.8%, decrease in interest income on loans. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances, while interest on loans was negatively impacted by significantly lower average rates.

         In addition, interest income in 2001 was higher due to the following items:

          o Interest income was positively impacted by recoveries of $420,000 and $635,000 of interest on two unrelated commercial real estate loans that were charged off in a prior year.

          o Interest income was positively impacted by a recovery of $280,000 of interest on a loan relationship that was removed from non-performing status. This $7.3 million relationship is further discussed under "Provision for Loan Losses" and was described in the December 31, 2000 Annual Report on Form 10-K.

          o Interest income was positively impacted by yield increases due to securities being purchased at a discount and being called at par value. This resulted in an increase of approximately $500,000.

Interest Income - Loans

         During the year ended December 31, 2001 compared to December 31, 2000, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $9.3 million as the result of lower average interest rates. The average yield on loans decreased from 9.09% during the year ended December 31, 2000, to 8.05% during the year ended December 31, 2001, as a result of decreases in market rates of interest, primarily the "prime rate" of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

         Interest income increased $8.0 million as the result of higher average loan balances from $843 million during the year ended December 31, 2000 to $936 million during the year ended December 31, 2001. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, commercial business lending and indirect dealer consumer lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed- rate loans in the secondary market.

Interest Income - Investments and Other Interest-earning Deposits

         Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the year ended December 31, 2001, when compared to the year ended December 31, 2000. Interest income increased $4.8 million as a result of an increase in average balances from $135 million during the year ended December 31, 2000, to $211 million during the year ended December 31, 2001. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. The increase in interest income was offset by $197,000 as a result of a decrease in average yields from 6.47% during the year ended December 31, 2000, to 6.33% during the year ended December 31, 2001.

Total Interest Expense

         Total interest expense decreased $3.0 million, or 6.0%, during the year ended December 31, 2001, when compared with the year ended December 31, 2000, primarily due to a decrease in interest expense on FHLBank advances of $4.0 million, or 27.8%, partially offset by an increase in interest expense on deposits of $0.2 million, or 0.5%, and an increase in interest expense on short-term borrowings and trust preferred securities of $0.9 million, or 37.2%.

Interest Expense - Deposits

         Interest expense on deposits increased $6.4 million as a result of an increase in average balances of time deposits from $476 million during the year ended December 31, 2000, to $593 million during the year ended December 31, 2001, and decreased $5.6 million due to a decrease in average interest rates on time deposits from 6.09% during the year ended December 31, 2000, to 5.03% during the year ended December 31, 2001. The average balances of time deposits increased primarily as a result of the Company's use of brokered and other time deposits to fund loan and investment securities growth. In recent years, brokered deposit rates have become competitive with rates on FHLBank advances and larger retail deposits. The average interest rates decreased due to lower overall market rates of interest in 2001 and the effects of the Company's interest rate swaps.

         Interest on demand deposits decreased $598,000 due to a decrease in average rates from 2.14% during the year ended December 31, 2000, to 1.69% during the year ended December 31, 2001, and increased $424,000 due to an increase in average balances from $122 million during the year ended December 31, 2000, to $144 million during the year ended December 31, 2001. The other deposit category, savings, experienced a $506,000 decrease due primarily to a decrease in average balances. The changes in average balances for demand deposits and savings deposits approximately offset each other and resulted from the Company's change of product offerings and the reclassification of certain account types.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

         Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $3.1 million due to a decrease in average rates from 6.47% in the year ended December 31, 2000, to 4.61% in the year ended December 31, 2001. This was partially offset by an increase in average balances from $257 million during the year ended December 31, 2000, to $293 million during the year ended December 31, 2001, resulting in increased interest expense of $2.1 million due to higher average balances. The average balance increase was used to fund growth in loans and investment securities. Average interest rates decreased due to lower overall market rates during 2001. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly or quarterly contributed to the significant decrease in average rates of interest.

Net Interest Income

         The Company's overall interest rate spread increased 12 basis points, or 3.8%, from 3.18% during the year ended December 31, 2000, to 3.30% during the year ended December 31, 2001. The increase was due to a 112 basis point decrease in the weighted average rate paid on interest-bearing liabilities partially offset by a 100 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 1 basis point, or 0.3%, from 3.74% during the year ended December 31, 2000, to 3.73% during the year ended December 31, 2001. In comparing the two years, the yield on loans decreased 104 basis points while the yield on investment securities and other interest-earning assets decreased 14 basis points. The rate paid on deposits decreased 81 basis points, while the rate paid on FHLBank advances and other borrowings decreased 186 basis points.

         The prime rate of interest averaged 9.23% during the year ended December 31, 2000, compared to an average of 6.92% during the year ended December 31, 2001. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on interest-earning assets.

         Interest rates paid on deposits, FHLBank advances and other borrowings decreased significantly during 2001 compared to 2000. As market rates of interest declined during 2001, the Company reduced rates paid to depositors. In addition in 2001, the Company utilized interest rate swaps and FHLBank advances which repriced daily, monthly or quarterly to reduce interest expense.

Provision for Loan Losses

         The provision for loan losses increased $2.1 million, or 67.4%, during the year ended December 31, 2001, from $3.1 million during the year ended December 31, 2000 to $5.2 million during the year ended December 31, 2001.

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

         Non-performing assets decreased $2.6 million, or 16.9%, from $15.2 million at December 31, 2000, to $12.6 million at December 31, 2001. Non-performing loans decreased $3.0 million, or 23.5%, from $12.5 million at December 31, 2000, to $9.5 million at December 31, 2001, and foreclosed assets increased $0.4 million, or 13.7%, from $2.7 million at December 31, 2000, to $3.1 million at December 31, 2001.

         Commercial loans comprise $7.8 million, or 82%, of the total $9.5 million non-performing loans at December 31, 2001. Three unrelated commercial real estate credit relationships, totaling $2.4 million, $1.7 million and $1.1 million, respectively, account for a majority of this non-performing total. The $2.4 million relationship is secured by a motel, condominium units and vacant land in the Branson, Missouri area. This relationship was placed in a non-accrual status in the fourth quarter of 2001. The $1.7 million relationship is secured primarily by condominium buildings and lots, single-family residences and lots, and other developed land near the Lake of the Ozarks, Missouri. This credit is part of the $7.3 million relationship described in the 2000 Annual Report on Form 10-K. The $1.1 million relationship is secured by the real estate and business assets of a restaurant in Branson, Missouri. A portion of this credit is guaranteed by the Small Business Administration. This relationship was placed in a non-accrual status in the fourth quarter of 2001.

         Of the total $3.1 million of foreclosed assets at December 31, 2001, three relationships account for $2.0 million. The first relationship involves a planned golf course and undeveloped lots near the Lake of the Ozarks, Missouri. The golf course is not operating and is listed for sale with a broker. The second relationship involves a single-family residence located near Springfield, Missouri. The property is listed for sale with a broker. The third relationship involves a single-family residence located in Springfield, Missouri. The house was under construction at the time of foreclosure and is now near completion.

         Potential problem loans increased $11.2 million, or 150%, from $7.5 million at December 31, 2000, to $18.7 million at December 31, 2001. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. Potential problem loans increased primarily as a result of one large commercial real estate credit relationship, totaling $7.8 million, which was removed from non-performing status, although this relationship remains on the problem asset watch list currently. This relationship was described in the December 31, 2000 Annual Report on Form 10-K and is secured by a golf course, condominium buildings and lots, single-family residences and lots, and other developed and undeveloped land. The loan relationship has been strengthened through a participation in this credit with another financial institution, which resulted in additional collateral being provided for the loan.

         The Bank's allowance for loan losses as a percentage of total loans was 2.16% and 2.06% at December 31, 2001 and 2000, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-interest Income

         Non-interest income increased $2.1 million, or 13.5%, in the year ended December 31, 2001, when compared to the year ended December 31, 2000. The increase was primarily due to: (i) an increase in service charges and ATM fees of $2.4 million, or 39.9%; (ii) an increase in net realized gains on sales of fixed rate residential and other loans of $1.2 million, or 208%; and (iii) an increase of $148,000 in profits on sales of available-for-sale investment securities. The increase in service charge income resulted from new products introduced, increased activity and a larger number of deposit accounts. The increase in ATM fees is related to an increase in overall usage by customers and non-customers. During the year ended December 31, 2001, the Bank sold significantly more residential and student loans than in 2000. During 2001, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable- rate mortgages, which the Bank typically retains in its portfolio. During the year ended December 31, 2001, the Company sold some of its investments in debt securities to restructure its portfolio and realized the resulting gains and losses.

         This increase was partially offset by: (i) a decrease in commissions revenues of $1.3 million, or 17.9%; and (ii) expenses on foreclosed assets of $216,000 in 2001 versus gains on foreclosed assets of $295,000 in 2000. In 2001, the Company incurred expenses to prepare properties for sale, primarily related to two properties. Both the travel and investment subsidiaries have experienced decreased sales activity as a result of general economic conditions prevailing in 2001. The investment subsidiary has been adversely affected by declining activity by investors in the U. S. stock markets. The travel subsidiary has been adversely affected by the merger of American Airlines and Trans World Airlines
(TWA). Special incentives negotiated between the travel subsidiary and TWA were discontinued in 2001 as a result of the merger. In addition, the terrorist attacks on September 11, 2001, caused the cancellation of many travel activities, resulting in commission refunds by the travel subsidiary. Due to the current instability in the travel industry, the travel subsidiary likely will continue to generate little net income.

Non-Interest Expense

         Non-interest expense increased $1.7 million, or 6.6%, in the year ended December 31, 2001, when compared to the year ended December 31, 2000. The increase was primarily due to: (i) an increase of $1.5 million, or 10.9%, in salaries and employee benefits; and (ii) an increase of $201,000, or 4.4%, in net occupancy and equipment expense due primarily to renovation work (and the related depreciation) at the Company's main office and operations center and other branch locations. The increase in salaries and employee benefits primarily relates to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key supervisory and customer sales positions.

         This was partially offset by smaller increases and decreases in other expense categories.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 34.6% for the year ended December 31, 2000, to 33.6% for the year ended December 31, 2001. This decrease primarily relates to the Company's increase in average balances in tax-exempt investments.

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

                                                                  Year Ended                       Year Ended
                                                               December 31, 2001                December 31, 2000
                                                        --------------------------------- -------------------------------
                                              December
                                              31, 2001    Average                          Average
                                             Yield/Rate   Balance    Interest  Yield/Rate  Balance   Interest  Yield/Rate
                                             ----------   -------    --------  ----------  -------   --------  ----------
                                                                        (Dollars in thousands)
Interest-earning assets:
    Loans receivable                            6.54%   $  936,117    $75,312    8.05%     $843,170    $76,671   9.09%
    Investment securities and other interest-
    earning assets                              5.96       211,461     13,390    6.33       135,148      8,751   6.47
                                                ----    ----------    -------    ----      --------    -------   ----
        Total interest-earning assets           6.40    $1,147,578     88,702    7.73      $978,318     85,422   8.73
                                                ----    ==========    -------    ----      ========    -------   ----
Interest-bearing liabilities:
    Interest-bearing demand                     1.02    $  144,374      2,443    1.69      $122,392      2,617   2.14
    Savings                                     1.37         5,358        125    2.33        25,400        631   2.48
    Time deposits                               3.48       593,265     29,837    5.03       476,386     28,996   6.09
                                                ----    ----------    -------    ----      --------    -------   ----
        Total deposits                          3.00       742,997     32,405    4.36       624,178     32,244   5.17
    FHLB advances and other borrowings          2.87       293,124     13,502    4.61       256,698     16,617   6.47
                                                ----    ----------    -------    ----      --------    -------   ----
        Total interest-bearing liabilities      2.96    $1,036,121     45,907    4.43      $880,876     48,861   5.55
                                                ----    ==========    -------    ----      ========    -------   ----
Net interest income:
    Interest rate spread                        3.44%                $ 42,795    3.30%                 $36,561   3.18%
                                               =====                 ========    ====                  =======   ====
    Net interest margin*                                                         3.73%                           3.74%
                                                                                 ====                            ====
Average interest-earning assets to average
 interest-bearing liabilities                                110.8%                           111.1%
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

                                                          Year Ended                        Year Ended
                                                     December 31, 2001 vs.             December 31, 2000 vs.
                                                       December 31, 2000                 December 31, 1999
                                         -------------------------------------------------------------------------
                                                  Increase                            Increase
                                                 (Decrease)                          (Decrease)
                                                   Due to              Total           Due to            Total
                                         --------------------------  Increase   -------------------     Increase
                                                Rate      Volume    (Decrease)    Rate      Volume     (Decrease)
                                                ----      ------    ----------    ----      ------     ----------
                                                                     (Dollars in thousands)
Interest-earning assets:
    Loans receivable                         $ (9,335)   $  7,976    $(1,359)   $ 4,747    $  8,538    $ 13,285
    Investment securities and other
     interest-earning assets                     (197)      4,836      4,639      1,961       2,138       4,099
                                             --------    --------    -------    -------    --------    --------
        Total interest-earning assets          (9,532)     12,812      3,280      6,708      10,676      17,384
                                             --------    --------    -------    -------    --------    --------
Interest-bearing liabilities:
    Demand deposits                              (598)        424       (174)       242        (166)         76
    Savings deposits                              (41)       (465)      (506)       (31)       (180)       (211)
    Time deposits                              (5,550)      6,391        841      3,089       4,324       7,413
                                             --------    --------    -------    -------    --------    --------
        Total deposits                         (6,189)      6,350        161      3,300       3,978       7,278
    FHLBank advances and other
     borrowings                                (5,248)      2,133     (3,115)     1,622       4,498       6,120
                                             --------    --------    -------    -------    --------    --------
        Total interest-bearing liabilities    (11,437)      8,483     (2,954)     4,922       8,476      13,398
                                             --------    --------    -------    -------    --------    --------
Net interest income                          $  1,905    $  4,329    $ 6,234    $ 1,786    $  2,200    $  3,986
                                             ========    ========    =======    =======    ========    ========


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

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2001, the Company had commitments of approximately $114 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $85.3 million, or 6.4% of total assets of $1.32 billion at December 31, 2001, compared to equity of $71.0 million, or 6.3% of total assets of $1.13 billion at December 31, 2000.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risked-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. On December 31, 2001, the Bank's Tier 1 risk-based capital ratio was 8.9%, total risk-based capital ratio was 10.2% and the core capital ratio was 7.2%. As of December 31, 2001, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2001, the Company was "well capitalized" under the capital ratios described above.

         At  December  31,  2001,  the  held-to-maturity   investment  portfolio
included $45,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to- maturity investment portfolio is foreseen.

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

         Statements of Cash Flows. During the years ended December 31, 2001, 2000 and 1999, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to net income adjusted for accrued assets and liabilities, the provisions for loan losses and losses on foreclosed assets, depreciation, sale of foreclosed assets and the amortization of deferred loan fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. As a result, net income adjusted for non-cash and non-operating items was the primary source of cash flows from operating activities. Operating activities provided cash flows of $23.5 million, $26.3 million and $19.5 million during the years ended December 31, 2001, 2000 and 1999, respectively.

         During the years ended December 31, 2001, 2000 and 1999, investing activities used cash of $197.4 million, $170.5 million and $126.7 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as the issuance of trust preferred securities, purchases of treasury stock and dividend payments to stockholders. Financing activities provided $168.9 million, $140.7 million and $117.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

         Dividends. During the year ended December 31, 2001, the Company declared and paid dividends of $.50 per share, or 18.5% of net income, compared to dividends declared and paid during the year ended

December 31, 2000 of $.50 per share, or 23.6% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2001, the Company repurchased 61,267 shares of its common stock at an average price of $26.75 per share and reissued 26,470 shares of treasury stock at an average price of $15.62 per share to cover stock option exercises. During the year ended December 31, 2000, the Company repurchased 630,282 shares of its common stock at an average price of $17.85 per share and reissued 38,502 shares of treasury stock at an average price of $12.39 per share to cover stock option exercises.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         Independent Accountants' Report



Board of Directors
Great Southern Bancorp, Inc.
Springfield, Missouri


We have audited the consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


               /s/ BKD, LLP


Springfield, Missouri
February 7, 2002

                          Great Southern Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                           December 31, 2001 and 2000
                      (In Thousands, Except Per Share Data)

Assets
                                                        2001           2000
                                                     ----------     ----------
  Cash                                              $    29,646    $    39,193
  Interest-bearing deposits in other
    financial institutions                                5,474            908
                                                     ----------     ----------
         Cash and cash equivalents                       35,120         40,101
  Available-for-sale securities                         233,805        126,409
  Held-to-maturity securities                            37,465         27,758
  Mortgage loans held for sale                            7,135          4,610
  Loans receivable, net                                 957,751        886,174
  Interest receivable
     Loans                                                5,147          6,353
     Investments                                          2,063          2,558
  Prepaid expenses and other assets                       7,464          3,679
  Foreclosed assets held for sale, net                    3,057          2,688
  Premises and equipment, net                            12,839         10,316
  Investment in Federal Home Loan Bank stock             14,962         14,095
  Excess of cost over fair value of net assets
    acquired, at amortized cost                              --            264
  Deferred income taxes                                   6,295          5,173
                                                     ----------     ----------
         Total assets                               $ 1,323,103    $ 1,130,178
                                                     ==========     ==========

See Notes to Consolidated Financial Statements

Liabilities and Stockholders' Equity

                                                                                2001           2000
                                                                          --------------- --------------
Liabilities
    Deposits                                                              $    886,870    $    751,042
    Federal Home Loan Bank advances                                            258,743         234,378
    Short-term borrowings                                                       57,763          41,695
    Note payable to bank                                                            --          15,500
    Trust preferred securities                                                  17,160              --
    Accrued interest payable                                                     5,186           6,118
    Advances from borrowers for taxes and insurance                                295             344
    Accounts payable and accrued expenses                                        2,983           2,984
    Income taxes payable                                                         8,849           7,068
                                                                           -----------     -----------
           Total liabilities                                                 1,237,849       1,059,129
                                                                           -----------     -----------

Stockholders' Equity
    Capital stock
       Serial preferred stock, $.01 par value; authorized 1,000,000
          shares                                                                    --              --
       Common stock, $.01 par value; authorized 20,000,000 shares,
          issued 12,325,002 shares                                                 123             123
    Additional paid-in capital                                                  17,160          17,461
    Retained earnings                                                          127,489         112,177
    Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale securities,
          net of income taxes of $384 and $200 at December 31, 2001
          and 2000                                                                 710             384
                                                                           -----------     -----------
                                                                               145,482         130,145
    Less treasury common stock, at cost; December 31, 2001 and 2000
      - 5,462,467 and 5,427,670 shares                                          60,228          59,096
                                                                           -----------     -----------
           Total stockholders' equity                                           85,254          71,049
                                                                           -----------     -----------
           Total liabilities and stockholders' equity                     $  1,323,103    $  1,130,178
                                                                           ===========     ===========

                          Great Southern Bancorp, Inc.
                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999
                      (In Thousands, Except Per Share Data)

                                                                   2001              2000             1999
                                                            ---------------- ----------------- ----------------
Interest Income
    Loans                                                    $       75,312   $       76,671    $       63,386
    Investment securities and other                                  13,390            8,751             4,652
                                                              -------------    -------------     -------------
                                                                     88,702           85,422            68,038
                                                              -------------    -------------     -------------
Interest Expense
    Deposits                                                         32,405           32,244            24,966
    Federal Home Loan Bank advances                                  10,339           14,312             9,403
    Short-term borrowings and trust preferred securities              3,163            2,305             1,094
                                                              -------------    -------------     -------------
                                                                     45,907           48,861            35,463
                                                              -------------    -------------     -------------
Net Interest Income                                                  42,795           36,561            32,575
Provision For Loan Losses                                             5,200            3,106             2,062
                                                              -------------    -------------     -------------
Net Interest Income After Provision For Loan Losses                  37,595           33,455            30,513
                                                              -------------    -------------     -------------
Noninterest Income
    Commissions                                                       5,765            7,024             7,055
    Service charges and ATM fees                                      8,352            5,968             4,502
    Net realized gains on sales of loans                              1,756              570             1,097
    Net realized gains (losses) on sales of
      available-for-sale securities                                     139               (9)              317
    Income (expense) on foreclosed assets                              (216)             295                --
    Other income                                                      2,032            1,863             2,379
                                                              -------------    -------------     -------------
                                                                     17,828           15,711            15,350
                                                              -------------    -------------     -------------

Noninterest Expense
    Salaries and employee benefits                                   15,126           13,642            13,765
    Net occupancy expense                                             4,730            4,529             4,125
    Postage                                                           1,233            1,152             1,006
    Insurance                                                           485              521               639
    Amortization of excess of cost over fair value of net
      assets acquired                                                   284              160               160
    Advertising                                                         686              713               611
    Office supplies and printing                                        774              703               991
    Other operating expenses                                          3,872            4,084             3,871
                                                              -------------    -------------     -------------
                                                                     27,190           25,504            25,168
                                                              -------------    -------------     -------------
Income Before Income Taxes                                           28,233           23,662            20,695
Provision For Income Taxes                                            9,475            8,184             7,018
                                                              -------------    -------------     -------------
Net Income                                                  $        18,758  $        15,478   $        13,677
                                                              =============    =============     =============
Earnings Per Common Share
    Basic                                                   $          2.72  $          2.16   $          1.79
                                                              =============    =============     =============
    Diluted                                                 $          2.70  $          2.12   $          1.76
                                                              =============    =============     =============

See Notes to Consolidated Financial Statements

                          Great Southern Bancorp, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999
                      (In Thousands, Except Per Share Data)

                                                                                                             Additional
                                                                   Comprehensive            Common             Paid-in
                                                                      Income                 Stock             Capital
                                                              ------------------------ ------------------ ------------------
Balance, January 1, 1999                                      $             --     $            123   $         17,224
    Net income                                                          13,677                   --                 --
    Stock issued under Stock Option Plan                                    --                   --                263
    Dividends declared, $.50 per share                                      --                   --                 --
    Change in unrealized depreciation on
      available-for-sale securities, net of income
      taxes of $596                                                       (979)                  --                 --
    Treasury stock purchased                                                --                   --                 --
                                                               ---------------       --------------     --------------
    Comprehensive income                                      $         12,698
                                                               ===============
Balance, December 31, 1999                                    $             --                  123             17,487
    Net income                                                          15,478                   --                 --
    Stock issued under Stock Option Plan                                    --                   --                (26)
    Dividends declared, $.50 per share                                      --                   --                 --
    Change in unrealized appreciation on
      available-for-sale securities, net of income
      taxes of $582                                                      1,028                   --                 --
    Treasury stock purchased                                                --                   --                 --
                                                               ---------------       --------------     --------------
    Comprehensive income                                      $         16,506
                                                               ===============
Balance, December 31, 2000                                    $             --                  123             17,461
    Net income                                                          18,758                   --                 --
    Stock issued under Stock Option Plan                                    --                   --               (301)
    Dividends declared, $.50 per share                                      --                   --                 --
    Change in unrealized appreciation on
      available-for-sale securities, net of income
      taxes of $184                                                        326                   --                 --
    Treasury stock purchased                                                --                   --                 --
                                                               ---------------       --------------     --------------
    Comprehensive income                                      $         19,084
                                                               ===============
Balance, December 31, 2001                                                         $            123   $         17,160
                                                                                     ==============     ==============

See Notes to Consolidated Financial Statements


                              Accumulated
                                 Other
                             Comprehensive
       Retained                 Income                Treasury
       Earnings                 (Loss)                  Stock                Total
----------------------- ------------------------ -------------------- --------------------
  $        90,460            $          335      $         (39,760)   $          68,382
           13,677                        --                     --               13,677
               --                        --                    201                  464
           (3,827)                       --                     --               (3,827)
               --                      (979)                    --                 (979)
               --                        --                 (8,792)              (8,792)
   --------------             -------------        ---------------      ---------------
          100,310                      (644)               (48,351)              68,925
           15,478                        --                     --               15,478
               --                        --                    507                  481
           (3,611)                       --                     --               (3,611)
               --                     1,028                     --                1,028
               --                        --                (11,252)             (11,252)
   --------------             -------------        ---------------      ---------------
          112,177                       384                (59,096)              71,049
           18,758                        --                     --               18,758
               --                        --                    507                  206
           (3,446)                       --                     --               (3,446)
               --                       326                     --                  326
               --                        --                 (1,639)              (1,639)
   --------------             -------------        ---------------      ---------------
$         127,489            $          710      $         (60,228)   $          85,254
  ===============             =============        ===============      ===============

                          Great Southern Bancorp, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                              2001             2000              1999
                                                                       ----------------- ---------------- -----------------
Reclassification Disclosure
    Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $231 for December 31,
      2001; $585 for December 31, 2000; $(486) for December 31,
      1999                                                               $        418      $      1,022     $       (799)

    Less reclassification adjustment for (depreciation)
      appreciation included in net income,  net of income
      taxes of $47 for  December 31, 2001; $(3) for December 31,
      2000; $110 for December 31, 1999                                             92                (6)             180
                                                                          -----------       -----------      -----------

    Change in unrealized appreciation (depreciation) on
      available-for-sale securities, net of income taxes                 $        326      $      1,028     $       (979)
                                                                          ===========       ===========      ===========

See Notes to Consolidated Financial Statements

                          Great Southern Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                       2001               2000                1999
                                                                ------------------ ------------------ -------------------
Operating Activities
    Net income                                                  $        18,758    $        15,478    $        13,677
    Items not requiring (providing) cash
       Depreciation                                                       2,259              2,191              2,148
       Amortization                                                         409                160                140
       Provision for loan losses                                          5,200              3,106              2,062
       Provision for losses on foreclosed assets                            150                 --                 --
       Net gain on sale of loans                                         (1,756)              (570)            (1,098)
       Proceeds from sales of loans held for sale                       104,997             35,511             33,329
       Originations of loans held for sale                             (105,766)           (32,960)           (29,401)
       Net realized (gains) losses on available-for-sale
          securities                                                       (139)                 9               (317)
       Loss on sale of premises and equipment                                87                206                207
       Gain on sale of foreclosed assets                                   (576)              (495)              (137)
       Amortization of deferred income, premiums and discounts           (1,493)              (790)            (1,629)
       Deferred income taxes                                             (1,306)              (958)                21
    Changes in
       Accrued interest receivable                                        1,701             (3,057)              (348)
       Prepaid expenses and other assets                                     90                329              2,499
       Accounts payable and accrued expenses                               (933)             1,274                 29
       Income taxes refundable/payable                                    1,781              6,870             (1,660)
                                                                 --------------     --------------     --------------
           Net cash provided by operating activities                     23,463             26,304             19,522
                                                                 --------------     --------------     --------------

See Notes to Consolidated Financial Statements

                          Great Southern Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                        2001               2000               1999
                                                                ------------------- ------------------ ------------------
Investing Activities
    Net increase in loans                                       $       (60,666)    $      (127,482)   $       (90,058)
    Purchase of loans                                                   (34,300)            (13,900)            (3,100)
    Proceeds from sale of student loans                                  11,700              12,400             20,800
    Purchase of premises and equipment                                   (4,956)             (2,729)            (2,358)
    Proceeds from sale of premises and equipment                             87                  --                 31
    Proceeds from sale of foreclosed assets                               5,060                 437                914
    Capitalized costs on foreclosed assets                                 (523)               (359)               (39)
    Proceeds from maturing held-to-maturity securities                        5              17,354             32,918
    Purchase of held-to-maturity securities                             (17,315)             (7,474)           (10,167)
    Proceeds from sale of available-for-sale securities                 106,292              19,982              2,150
    Proceeds from maturities, calls and repayments of
      available-for-sale securities                                     161,828              60,230             15,055
    Purchase of available-for-sale securities                          (363,762)           (125,873)           (91,327)
    Purchase of Federal Home Loan Bank stock                               (867)             (3,114)            (1,527)
                                                                  -------------       -------------      -------------
           Net cash used in investing activities                       (197,417)           (170,528)          (126,708)
                                                                  -------------       -------------      -------------

See Notes to Consolidated Financial Statements

                          Great Southern Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                           2001               2000                1999
                                                                    ------------------ ------------------ -------------------
Financing Activities
    Net increase in certificates of deposit                         $        117,190   $        110,964   $         68,548
    Net increase (decrease) in checking and savings accounts                  15,452             14,178            (40,273)
    Proceeds from Federal Home Loan Bank advances and note
      payable to bank                                                      1,459,300          3,966,483          1,036,392
    Repayments of Federal Home Loan Bank advances and note
      payable to bank                                                     (1,450,435)        (3,924,653)          (986,797)
    Net increase (decrease) in short-term borrowings                          16,068            (11,899)            52,796
    Proceeds from issuance of trust preferred securities                      17,250                 --                 --
    Payment of financing costs on trust preferred securities                    (924)                --                 --
    Advances (to) from borrowers for taxes and insurance                         (49)                34             (1,272)
    Purchase of treasury stock                                                (1,639)           (11,252)            (8,792)
    Dividends paid                                                            (3,446)            (3,611)            (3,827)
    Stock options exercised                                                      206                481                464
                                                                      --------------     --------------     --------------
           Net cash provided by financing activities                         168,973            140,725            117,239
                                                                      --------------     --------------     --------------
    Increase (Decrease) in Cash and Cash Equivalents                          (4,981)            (3,499)            10,053
    Cash and Cash Equivalents, Beginning of Year                              40,101             43,600             33,547
                                                                      --------------     --------------     --------------
    Cash and Cash Equivalents, End of Year                          $         35,120   $         40,101   $         43,600
                                                                      ==============     ==============     ==============

See Notes to Consolidated Financial Statements

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


Note 1:  Nature of Operations and Summary of Significant Accounting Policies


    Nature of Operations

        Great Southern Bancorp, Inc. ("GSBC" or the "Company") operates as a one-bank holding company. GSBC's business primarily consists of the business of Great Southern Bank (the "Bank"), which provides a full range of financial services as well as travel, insurance and investment services through the Company's and the Bank's other wholly owned subsidiaries to customers primarily in southwest and central Missouri. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

        In June 1998, the Bank converted to a state-chartered trust company, and the Company became a one-bank holding company. Until that time the Bank was a stock savings bank, and the Company was a savings bank holding company.


    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.


    Principles of Consolidation

        The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiaries, Great Southern Capital Trust I and Great Southern Bank and the Bank's wholly owned subsidiaries, Great Southern Capital Management, Inc., GSB One LLC (including its wholly owned subsidiary, GSB Two LLC) and Great Southern Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.


    Reclassifications

        Certain prior periods amounts have been reclassified to conform to the 2001 financial statements presentation. These reclassifications had no effect on net income.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


    Federal Home Loan Bank Stock

        The Bank is a member of the Federal Home Loan Bank system. As a member of this system, it is required to maintain an investment in capital stock of the Federal Home Loan Bank (FHLB) in an amount equal to the greater of 1% of its outstanding home loans or one-twentieth of its outstanding advances from the FHLB.


    Securities

        Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

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


    Mortgage Loans Held For Sale

        Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Nonbinding forward commitments to sell individual mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Amounts paid to investors to obtain forward commitments are deferred until such time as the related loans are sold. The fair values of the forward commitments are not recognized in the financial statements. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and commitment fees paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


    Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

        Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.


    Allowance For Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered  impaired when,  based on current  information  and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify consumer and residential loans for impairment disclosures.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


    Foreclosed Assets Held For Sale

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.


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

        Earnings per share (EPS) were computed as follows:

                                                           2001                2000               1999
                                                    ------------------ ------------------- ------------------
                                                             (In Thousands, Except Per Share Data)
Net income                                           $        18,758    $        15,478     $        13,677
                                                      ==============     ==============      ==============
Average common shares outstanding                              6,889              7,166               7,620
Average common share stock options outstanding                    67                147                 166
                                                      --------------     --------------      --------------
Average diluted common shares                                  6,956              7,313               7,786
                                                      ==============     ==============      ==============
Earnings per common share - basic                    $          2.72    $          2.16     $          1.79
                                                      ==============     ==============      ==============
Earnings per common share - diluted                  $          2.70    $          2.12     $          1.76
                                                      ==============     ==============      ==============

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        Options to purchase 130,075 and 90,350 shares of common stock were outstanding during the years ended December 31, 2000 and 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.


    Cash Equivalents

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2001, 2000 and 1999, cash equivalents consisted of interest-bearing deposits in other financial institutions.


    Income Taxes

        Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.


    Interest Rate Swaps

        Beginning in 2001, interest rate swaps are carried at fair value determined using quoted dealer prices and are recognized in the statement of financial condition in the prepaid expenses and other assets caption. The Company uses interest rate swaps to help manage its interest rate risks from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and such liability exposes the Company to interest rate risk. Amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income.


    Change in Accounting Principle

        The Company has adopted  Statement  of  Financial  Accounting  Standards
        (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as of January 1, 2001. The principal effects of adoption of SFAS 133 and SFAS 138 were related to reclassification as available for sale of certain debt securities previously classified as held to maturity and recognition of outstanding interest rate swaps as hedges against changes in the fair value of certain fixed rate brokered certificates of deposit caused by changes in market rates of interest. These changes did not have a material impact on the Company's financial statements.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


    Impact of New Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. This Statement establishes new standards for financial accounting and reporting for business combinations. This Statement eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Initial adoption of SFAS 141 had no effect on the Company's financial statements.

        The FASB recently adopted SFAS 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 142 in the first quarter of its year ending December 31, 2002. Initial adoption of SFAS 142 will have no effect on the Company's financial statements.

        The FASB recently adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than at the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 144 in the first quarter of its year ending December 31, 2002. Initial adoption of SFAS 144 will have no effect on the Company's financial statements.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


Note 2: Investments in Debt and Equity Securities

        The amortized cost and approximate fair values of securities classified as available for sale are as follows:

                                                                        December 31, 2001
                                                                    Gross               Gross           Approximate
                                               Amortized          Unrealized         Unrealized            Fair
                                                 Cost               Gains              Losses              Value
                                           ------------------ ------------------- ------------------ ------------------
                                                                         (In Thousands)
        U.S. government agencies
          obligations                      $         84,719   $            669    $             --   $         85,388
        Collateralized mortgage
          obligations                                 5,188                 --                  71              5,117
        Mortgage-backed securities                  120,544                 28               1,147            119,425
        Corporate bonds                               8,311                417                  --              8,728
        Equity securities                            13,967              1,214                  34             15,147
                                            ---------------    ---------------     ---------------    ---------------
                                           $        232,729   $          2,328    $          1,252   $        233,805
                                            ===============    ===============     ===============    ===============

                                                                        December 31, 2000
                                                                    Gross               Gross           Approximate
                                               Amortized          Unrealized         Unrealized            Fair
                                                 Cost               Gains              Losses              Value
                                           ------------------ ------------------- ------------------ ------------------
                                                                         (In Thousands)
        U.S. government agencies
          obligations                      $        114,321   $            553    $             99   $        114,775
        Collateralized mortgage
          obligations                                 3,424                 15                  --              3,439
        Equity securities                             8,080                115                  --              8,195
                                            ---------------    ---------------     ---------------    ---------------
                                           $        125,825   $            683    $             99   $        126,409
                                            ===============    ===============     ===============    ===============

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        Maturities of available-for-sale debt securities at December 31, 2001, are:

                                                                                Approximate
                                                              Amortized            Fair
                                                                Cost               Value
                                                          ------------------ ------------------
                                                                     (In Thousands)
        After one through five years                      $         58,107   $         58,837
        After five through ten years                                26,612             26,551
        After ten years                                              8,311              8,728
        Securities not due on a single maturity date               125,732            124,542
                                                            --------------     --------------

                                                          $        218,762   $        218,658
                                                            ==============     ==============


        The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

                                                                        December 31, 2001
                                                                    Gross               Gross           Approximate
                                               Amortized          Unrealized         Unrealized            Fair
                                                 Cost               Gains              Losses              Value
                                           ------------------ ------------------- ------------------ ------------------
                                                                         (In Thousands)
        States and political
          subdivisions and
          industrial revenue bonds         $          37,465  $         3,283     $           45     $          40,703
                                            ================   ==============      =============      ================


                                                                        December 31, 2000
                                                                    Gross               Gross           Approximate
                                               Amortized          Unrealized         Unrealized            Fair
                                                 Cost               Gains              Losses              Value
                                           ------------------ ------------------- ------------------ ------------------
                                                                         (In Thousands)
        U.S. government agencies           $           6,999  $            --     $           17     $           6,982
        States and political
          subdivisions and
          industrial revenue bonds                    17,101               17                107                17,011
        Corporate bonds                                2,805               95                 25                 2,875
        Mortgage-backed securities                       853                3                  6                   850
                                            ----------------   --------------      -------------      ----------------
                                           $          27,758  $           115     $          155     $          27,718
                                            ================   ==============      =============      ================

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        Maturities of held-to-maturity securities at December 31, 2001, are:

                                                            Approximate
                                          Amortized            Fair
                                            Cost               Value
                                      ------------------ ------------------
                                                 (In Thousands)

        One year or less              $          10,000  $          10,455
        After 10 years                           27,465             30,248
                                        ---------------    ---------------

                                      $          37,465  $          40,703
                                        ===============    ===============


        The book value of securities pledged as collateral to secure public deposits and for other purposes amounted to approximately $17,899,700 and $29,627,900 at December 31, 2001 and 2000, respectively, with approximate fair values of $18,107,200 and $29,641,000, respectively. The book value of securities pledged as collateral to secure collateralized borrowing accounts amounted to approximately $25,865,400 and $25,490,300 at December 31, 2001 and 2000, respectively, with approximate fair values of $26,081,600 and $25,587,300, respectively. The book value of securities pledged as collateral to secure Federal Home Loan Bank advances amounted to approximately $144,928,400 and $67,168,500 at December 31, 2001 and 2000, respectively, with approximate fair values of $145,800,700 and $67,431,800, respectively.


Note 3:  Loans and Allowance For Loan Losses

        Categories of loans at December 31, 2001 and 2000, include:

                                                                  2001               2000
                                                            ------------------ ------------------
                                                                       (In Thousands)
           One-to-four family residential mortgage loans    $        183,421   $        221,526
           Other residential mortgage loans                           88,274             81,143
           Commercial real estate loans                              351,037            328,432
           Other commercial loans                                     97,557             85,334
           Construction loans                                        206,885            144,342
           Installment, education and other loans                     97,745             89,476
           Prepaid dealer premium                                      1,810              1,723
           Discounts on loans purchased                                  (43)              (379)
           Undisbursed portion of loans in process                   (46,744)           (45,834)
           Allowance for loan losses                                 (21,328)           (18,694)
           Deferred loan fees and gains, net                            (863)              (895)
                                                              --------------     --------------
                                                            $        957,751   $        886,174
                                                              ==============     ==============

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        Transactions in the allowance for loan losses were as follows:

                                                                     2001               2000               1999
                                                              ------------------- ------------------ ------------------
                                                                                   (In Thousands)
           Balance, beginning of year                         $         18,694    $         17,293   $         16,927
               Provision charged to expense                              5,200               3,106              2,062
               Loans charged off, net of recoveries of
                 $2,335 for 2001, $1,446 for 2000 and $1,110
                 for 1999                                               (2,566)             (1,705)            (1,696)
                                                                --------------      --------------     --------------
           Balance, end of year                               $         21,328    $         18,694   $         17,293
                                                                ==============      ==============     ==============

        The weighted average interest rate on loans receivable at December 31, 2001 and 2000, was 6.54% and 9.48%, respectively.

        Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans serviced for others was $39,511,000 and $45,758,000 at December 31, 2001 and 2000, respectively.

        Gross impaired loans totaled approximately $8,998,000 and $12,486,000 at December 31, 2001 and 2000, respectively. An allowance for loan losses of $1,205,837 and $1,693,549 relates to these impaired loans at December 31, 2001 and 2000, respectively. There were no impaired loans at December 31, 2001 and 2000, without a related allowance for loan losses assigned.

        Interest  of  approximately  $1,283,000,  $1,671,000  and  $487,000  was received on average impaired loans of approximately $8,056,000, $12,132,000 and $9,406,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest of approximately $1,756,000 would have been recognized on an accrual basis during the year ended December 31, 2001. Interest that would have been recognized on impaired loans on an accrual basis during 2000 and 1999 was not materially different than interest received on a cash basis.

        Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 9.

        Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. In the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 2001 and 2000, loans outstanding to these directors and executive officers are summarized as follows:

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


                                          December 31,         December 31,
                                              2001                 2000
                                       -------------------- --------------------
                                                    (In Thousands)
           Balance, beginning of year  $          5,731     $          5,932
           New loans                             14,617                1,334
           Payments                             (10,275)              (1,535)
                                         --------------       --------------
           Balance, end of year        $         10,073     $          5,731
                                         ==============       ==============


        Included in the amount of new loans originated to directors and executive officers of the Company and the Bank during 2001 is approximately $13,400,000 of loans to a newly appointed director during 2001. The amount represents the outstanding balance of the loans as of the date that this individual was elected to the Board.


Note 4:  Foreclosed Assets Held For Sale

        Activity in the allowance for losses on foreclosed assets was as follows:

                                                                      2001                2000               1999
                                                                ------------------ ------------------- ------------------
                                                                                     (In Thousands)
           Balance, beginning of year                           $             --   $             --    $             --
           Provision charged to expense                                      150                 --                  --
           Charge-offs, net of recoveries                                     --                 --                  --
                                                                  --------------     --------------      --------------
           Balance, end of year                                 $            150   $              0    $              0
                                                                  ==============     ==============      ==============

Note 5:  Premises and Equipment

        Major classifications of premises and equipment stated at cost at December 31, 2001 and 2000, are as follows:

                                                          December 31,
                                                     2001              2000
                                               ----------------- ---------------
                                                        (In Thousands)
           Land                                $       2,978     $      2,120
           Buildings and improvements                 11,120           10,222
           Furniture, fixtures and equipment          12,341           10,096
                                                 -----------      -----------
                                                      26,439           22,438
           Less accumulated depreciation              13,600           12,122
                                                 -----------      -----------

                                               $      12,839     $     10,316
                                                 ===========      ===========

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


Note 6:  Deposits

        Deposits at December 31, 2001 and 2000, are summarized as follows:

                                       Weighted Average                   December 31,
                                         Interest Rate             2001                 2000
                                     --------------------- -------------------- --------------------
                                                                    (In Thousands, Except
                                                                       Interest Rates)
    Noninterest-bearing accounts            --             $            62,131  $            60,353
    Interest-bearing checking          1.02% - 2.23%                   158,067              124,973
    Savings accounts                   1.37% - 2.51%                       980               20,400
                                                             -----------------    -----------------
                                                                       221,178              205,726
                                                             -----------------    -----------------
    Certificate accounts                0% - 1.99%                       7,538                   --
                                        2% - 2.99%                      59,443                   --
                                        3% - 3.99%                      94,097                   99
                                        4% - 4.99%                     145,515               14,847
                                        5% - 5.99%                     118,769              123,103
                                        6% - 6.99%                     212,617              360,825
                                       7% and above                     24,527               46,442
                                                             -----------------    -----------------
                                                                       662,506              545,316
                                                             -----------------    -----------------
    Interest rate swap fair value
      adjustment                                                         3,186                   --
                                                             -----------------    -----------------
                                                           $           886,870  $           751,042
                                                             =================    =================


        The weighted average interest rate on certificates of deposit was 3.48% and 6.33% at December 31, 2001 and 2000, respectively.

        The aggregate amount of certificates of deposit originated by the Bank in denominations of $100,000 or more was approximately $79,664,000 and $76,523,000 at December 31, 2001 and 2000, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $355,461,000 and $286,704,000 at December 31, 2001 and 2000, respectively.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        At December 31, 2001, scheduled maturities of certificates of deposit are as follows (in thousands):

                    2002                       $   418,983
                    2003                            65,303
                    2004                            16,465
                    2005                            20,416
                    2006                            11,177
                 Thereafter                        130,162
                                                ----------
                                               $   662,506
                                                ==========

        A summary of interest expense on deposits is as follows:

                                                        2001               2000               1999
                                                 ------------------- ------------------ ------------------
                                                                      (In Thousands)
           Checking accounts                     $          2,443    $          2,617   $          2,541
           Savings accounts                                   125                 631                841
           Certificate accounts                            29,905              29,096             21,642
           Early withdrawal penalties                         (68)               (100)               (58)
                                                   --------------      --------------     --------------
                                                 $         32,405    $         32,244   $         24,966
                                                   ==============      ==============     ==============

Note 7:  Advances From Federal Home Loan Bank

        Advances from the Federal Home Loan Bank consist of the following:

                                   December 31, 2001                     December 31, 2000
                                                   Weighted                              Weighted
                                                   Average                                Average
                                                   Interest                              Interest
          Due In                  Amount             Rate               Amount             Rate
---------------------------- ---------------- ------------------- ------------------ ------------------
                               (In Thousands, Except Interest Rates)
           2001              $           --            --%        $       100,635           6.52%
           2002                     101,227          2.11                   1,227           6.79
           2003                      31,327          2.06                  31,327           6.66
           2004                      25,914          2.58                  25,914           6.85
           2005                       3,280          6.64                   3,280           6.64
           2006                       1,514          6.78                   1,514           6.78
   2007 and thereafter               95,481          4.27                  70,481           5.96
                              -------------                        --------------
                             $      258,743          3.03         $       234,378           6.41
                              =============                        ==============

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 16, 2010. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance on December 17, 2001, and quarterly thereafter.

        Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of January 20, 2011. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance on January 20, 2003, and quarterly thereafter.

        The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances. Investment securities with approximate carrying values of $144,928,400 and $67,168,500, respectively, were specifically pledged as collateral for advances at December 31, 2001 and 2000. Loans with carrying values of approximately $452,919,000 and $344,449,000 were pledged as collateral for outstanding advances at December 31, 2001 and 2000, respectively.


Note 8:  Short-Term Borrowings

        Short-term borrowings at December 31, 2001 and 2000, are summarized as follows:

                                                          December 31,
                                                       2001            2000
                                                  -------------- ---------------
                                                         (In Thousands)
           Federal funds purchased                $      37,900  $       25,000
           United States government agencies
              securities sold under reverse
              repurchase agreements                      19,863          12,869
           Other                                             --           3,826
                                                   ------------   -------------

                                                  $      57,763  $       41,695
                                                   ============   =============


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

        Other  short-term   borrowings  at  December  31,  2000,   consisted  of
        borrowings from the Federal Reserve Bank and margin loans with brokerage firms.

        Short-term borrowings had weighted average interest rates of 1.63% and 6.67% at December 31, 2001 and 2000, respectively. Short-term borrowings averaged $66,833,000 and $29,642,000 for the years ended December 31, 2001 and 2000, respectively. The maximum amounts outstanding at any month end were $127,336,000 and $42,646,000 during those same periods.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


Note 9:  Note Payable to Bank

        The Company has a line of credit with a commercial bank. The amount available under the line of credit is $12,000,000 and $25,000,000 at December 31, 2001 and 2000, respectively. The amount outstanding was $0 and $15,500,000 at December 31, 2001 and 2000, respectively. The note payable bears interest at LIBOR plus 1.25% due quarterly, is secured by all of the common stock of the Bank and matures November 1, 2002.

        The Bank has a potentially available $96,900,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2001. The line is secured primarily by commercial loans and was not drawn upon at December 31, 2001.


Note 10: Trust Preferred Securities

        During 2001 GSBCP, a newly formed Delaware business trust subsidiary of the Company, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company records distributions payable on the trust preferred securities as interest expense for financial reporting purposes. The proceeds from the offering were used to reduce the Company's indebtedness under the existing note payable to bank to $0. The trust preferred securities mature in 2031 and are redeemable at the Company's option beginning in 2006. The trust preferred securities qualify as Tier I capital for regulatory purposes.

        During 2001 the Company entered into an interest rate swap agreement to effectively convert this fixed rate debt to variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2001, was 4.62%.

        Trust preferred securities includes the following at December 31, 2001:

           Trust preferred securities                 $    17,250,000
           Interest rate swap fair value adjustment           (90,000)
                                                       --------------
                                                      $    17,160,000
                                                       ==============

Note 11: Income Taxes

        The Company files a consolidated federal income tax return. During the time the Bank operated under a thrift charter, thrifts were allowed a percentage of otherwise taxable income as a statutory bad debt deduction, subject to limitations based on aggregate loans and savings balances. This percentage was most recently 8%. In August 1996 this statutory bad debt deduction was repealed and is no longer available for thrifts. In addition, bad debt allowances accumulated after 1988, which are presently included as a component of the net deferred tax asset, must be recaptured over a six-year period beginning with the period ended December 31, 1998. The amount of the deferred tax liability which must be recaptured is approximately $605,000 at December 31, 2001.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        As of December 31, 2001 and 2000, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2001 and 2000.

        The provision for income taxes includes these components:

                                                  2001                 2000                 1999
                                          --------------------- -------------------- --------------------
                                                                  (In Thousands)
           Taxes currently payable        $         10,781      $          9,142     $          6,997
           Deferred income taxes                    (1,306)                 (958)                  21
                                            --------------        --------------       --------------
           Income tax expense             $          9,475      $          8,184     $          7,018
                                            ==============        ==============       ==============

        The tax effects of temporary differences related to deferred taxes shown on the December 31, 2001 and 2000, statements of financial condition were:

                                                                                            December 31,
                                                                                      2001                 2000
                                                                              -------------------- --------------------
                                                                                           (In Thousands)
           Deferred tax assets
               Allowance for loan losses                                      $             7,465  $             6,543
               Accrued expenses                                                               113                  118
               Partnership tax credits                                                        139                  107
               Excess of cost over fair value of net assets acquired                          126                  112
               Other                                                                           16                   --
                                                                                -----------------    -----------------
                                                                                            7,859                6,880
                                                                                -----------------    -----------------
           Deferred tax liabilities
               Tax bad debt allowance in excess of base year allowance                       (605)                (907)
               FHLB stock dividends                                                          (575)                (575)
               Unrealized appreciation on available-for-sale securities                      (384)                (200)
               Other                                                                           --                  (25)
                                                                                -----------------    -----------------
                                                                                           (1,564)              (1,707)
                                                                                -----------------    -----------------
                  Net deferred tax asset                                      $             6,295  $             5,173
                                                                                =================    =================

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        Reconciliations of the Company's provision for income taxes to the statutory corporate tax rates are as follows:

                                       2001         2000           1999
                                  ------------ -------------   -------------
           Tax at statutory rate       35.0%        35.0%          35.0%
           Other                       (1.4)         (.4)          (1.1)
                                     ------       ------         ------
                                       33.6%        34.6%          33.9%
                                     ======       ======         ======


        The income and other tax returns of the Company and its consolidated subsidiaries are subject to but have not been audited recently by the Internal Revenue Service and state taxing authorities. These returns have been closed without audit through June 30, 1998.


Note 12: Disclosures About Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:


    Cash and Cash Equivalents

        For these short-term instruments, the carrying amount approximates fair value.


    Securities

        Fair values for securities equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.


    Federal Home Loan Bank Stock

        The carrying amount approximates fair value.


    Loans and Interest Receivable

        The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying amount of accrued interest receivable approximates its fair value.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


    Deposits and Accrued Interest Payable

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


    Note Payable to Bank and Trust Preferred Securities

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

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

                                                                         December 31,
                                                           2001                               2000
                                                Carrying            Fair           Carrying            Fair
                                                 Amount            Value            Amount            Value
                                             ---------------- ----------------- ---------------- -----------------
                                                                        (In Thousands)
Financial assets
  Cash and cash equivalents                    $    35,120      $    35,120       $    40,101      $    40,101
  Available-for-sale securities                    233,805          233,805           126,409          126,409
  Held-to-maturity securities                       37,465           40,703            27,758           27,718
  Mortgage loans held for sale                       7,135            7,135             4,610            4,610
  Loans, net of allowance for loan
     losses                                        957,751          979,782           886,174          895,669
  Accrued interest receivable                        7,210            7,210             8,911            8,911
  Investment in FHLB stock                          14,962           14,962            14,095           14,095
  Interest rate swaps                                3,096            3,096                --            2,400

Financial liabilities
  Deposits                                         886,870          886,656           751,042          751,734
  FHLB advances                                    258,743          258,373           234,378          238,454
  Short-term borrowings                             57,763           57,763            41,695           41,695
  Note payable to bank                                  --               --            15,500           15,500
  Trust preferred securities                        17,160           17,160                --               --
  Accrued interest payable                           5,186            5,186             6,118            6,118

  Unrecognized financial instruments
     (net of contractual value)
       Commitments to extend credit                     --               --                --               --
       Standby letters of credit                        --               --                --               --
       Unused lines of credit                           --               --                --               --

Note 13: Operating Leases

        The Company has entered into various operating leases at several of its locations. Some of the leases have renewal options.

        At December 31, 2001, future minimum lease payments are as follows (in thousands):

                    2002               $        216
                    2003                        141
                    2004                         91
                    2005                         84
                    2006                         83
                Later Years                     421
                                        -----------

                                       $      1,036
                                        ===========

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        Rental expense was $250,161, $297,274 and $307,805 for the years ended December 31, 2001, 2000 and 1999, respectively.


Note 14: Commitments and Credit Risk

        The Company has entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit and trust preferred securities caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity.

        At December 31, 2001, the notional amount of interest rate swaps outstanding was approximately $257,490,000, all consisting of swaps in a receivable position. At December 31, 2000, the notional amount of interest rate swaps outstanding was approximately $138,063,000,
        consisting   of  swaps  in  a  receivable   position  of   approximately
        $107,924,000 and swaps in a payable position of approximately $30,139,000. The maturities of interest rate swaps outstanding at December 31, 2001 and 2000, in terms of notional amounts and their average pay and receive rates were as follows:

                                           2001                                      2000
                            Fixed        Average       Average        Fixed        Average       Average
                              to           Pay         Receive          to           Pay         Receive
                           Variable        Rate          Rate        Variable        Rate          Rate
                        ------------- ------------- ------------- ------------- ------------- -------------
                                                          (In Millions)
Interest Rate Swaps

Expected Maturity Date
   2001                   $     --            --%           --%     $   32.5          6.53%         6.52%
   2002                       49.2          1.61          6.36          49.2          6.33          6.36
   2003                       31.0          1.08          5.88          31.0          5.83          5.88
   2004                        7.0          1.85          6.57           7.0          6.52          6.57
   2005                       15.5          1.49          6.20          15.8          6.17          6.20
   2006                       10.0          1.93          5.30            --            --            --
   2007                       20.0          2.10          4.00            --            --            --
   2008                        7.6          1.54          5.93           2.6          5.60          5.80
   2009                       25.0          2.20          6.06            --            --            --
   2011                       15.0          2.13          6.17            --            --            --
   2016                       60.0          2.08          6.22            --            --            --
   2031                       17.2          4.68          9.00            --            --            --
                           -------                                   -------
                          $  257.5          2.00%         6.16%     $  138.1          6.24%         6.27%
                           =======                                   =======

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


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

        At December 31, 2001 and 2000, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $11,691,000 and $34,185,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period. Loan commitments at fixed rates of interest amounted to approximately $5,475,000 and $1,319,000 with the remainder at floating market rates at December 31, 2001 and 2000, respectively.

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

        The Company had total outstanding letters of credit amounting to approximately $11,923,000 and $12,404,000, at December 31, 2001 and
        2000, respectively, with $4,076,000 and $4,557,000, respectively, of the letters of credit having terms ranging from seven months to three years. The remaining $7,847,000 at December 31, 2001 and 2000, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue. The Federal Home Loan Bank has issued a letter of credit backing the Bank's letter of credit.

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

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        At December 31, 2001, the Bank had granted unused lines of credit to borrowers aggregating approximately $72,971,000 and $17,514,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2000, the Bank had granted unused lines of credit to borrowers aggregating approximately $73,438,000 and $12,319,000 for commercial lines and open-end consumer lines, respectively.

        The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri. Although the Bank has a diversified portfolio, loans (including loans in process) aggregating approximately $155,626,000 and $149,460,000 at December 31, 2001 and 2000, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area. Residential mortgages account for approximately $67,870,000 and $66,764,000 of this total at December 31, 2001 and 2000, respectively.

        On December 10, 2001, the Company attempted to sell all its holdings of the common stock of a publicly traded company at a price that would not have resulted in a loss to the Company. On December 13, 2001, the counterparty refused to complete and rescinded the transaction. As a result, the Company is still the owner of record of and continues to hold the stock it attempted to sell, which it continues to report as an equity security available for sale carried at fair value. Management believes the attempted sale transaction is valid and enforceable and, as of February 7, 2002, is consulting with legal counsel to determine what, if any, course of action to take in this matter.


Note 15: Contingent Liabilities

        Customers of one of the Bank's subsidiaries may enter into margin loan agreements with the subsidiary's outside clearing agent in accordance with Regulation T of the Federal Reserve rules. The subsidiary is required to indemnify the clearing agent against any losses suffered by the clearing agent as a result of any margin loans with the subsidiary's customers. The outstanding amount of margin loans that are subject to indemnity by the subsidiary at December 31, 2001, was approximately $262,000.


Note 16: Additional Cash Flow Information

                                                                         2001              2000             1999
                                                                   ----------------- ----------------- ----------------
                                                                                     (In Thousands)
           Noncash Investing and Financing Activities
               Real estate acquired in settlement of loans               $6,959            $3,458            $1,377
               Sale and financing of foreclosed assets                   $2,479            $1,705            $3,131

           Additional Cash Payment Information
               Interest paid                                            $46,839           $48,575           $34,945
               Income taxes paid                                         $9,000            $2,300            $8,725

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


Note 17: Employee Benefit Plans

        The Company participates in a multi-employer defined benefit plan covering all employees who have met minimum service requirements. The Company's policy is to fund pension cost accrued. Employer contributions charged to expense for the years ended December 31, 2001, 2000 and 1999, were $230,000, $0 and $0, respectively. As a member of a multi-employer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

        The Company has a defined contribution pension plan covering substantially all employees. The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation, and also matches 50% of the employee's contribution on the next 2% of the employee's compensation. Employer contributions charged to expense for the years ended December 31, 2001, 2000 and 1999, were $543,121, $308,743 and $191,581, respectively.


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

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        The table below summarizes transactions under the Company's stock option plans:

                                                                    Shares             Weighted
                                                  Available          Under        Average Exercise
                                                  to Grant          Option              Price
                                            ------------------ ------------------ ------------------
           Balance, January 1, 1999                 806,122             309,636   $      12.564
               Granted                              (74,100)             74,100          23.548
               Exercised                                 --             (58,166)         (7.138)
               Forfeited                             19,800             (19,800)        (22.352)
                                             --------------      --------------
           Balance, December 31, 1999               751,822             305,770          17.933
               Granted                              (62,513)             62,513          16.383
               Exercised                                 --             (71,205)        (12.140)
               Forfeited                             62,520             (62,520)        (19.974)
                                             --------------      --------------
           Balance, December 31, 2000               751,829             234,558          16.510
               Granted                              (62,075)             62,075          26.291
               Exercised                                 --             (54,932)        (16.052)
               Forfeited                             15,849             (15,849)        (20.134)
                                             --------------      --------------
           Balance, December 31, 2001               705,603             225,852          21.480
                                             ==============      ==============

        The fair value of each option granted is estimated on the date of the grant using the Black Scholes pricing model with the following weighted average assumptions:

                                                       December 31,         December 31,         December 31,
                                                           2001                 2000                 1999
                                                   --------------------- -------------------- --------------------
           Dividends per share                             $0.50                 $0.50                $0.50
           Risk-free interest rate                          3.91%                 5.93%                5.70%
           Expected life of options                      5 Years               5 Years              5 Years
           Weighted average fair value of options
              granted during year                         $19.57                $10.11                $8.98

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        The following table further summarizes information about stock options outstanding at December 31, 2001:

                                             Options Outstanding
                            -------------------------------------------------------
                                                   Weighted                                 Options Exercisable
                                                                                    ------------------------------------
                                                   Average           Weighted                              Weighted
                                                  Remaining           Average                              Average
          Range of               Number          Contractual         Exercise            Number            Exercise
      Exercise Prices          Outstanding           Life              Price           Exercisable          Price
  ------------------------- ------------------ ----------------- ------------------ ------------------ -----------------
  $3.50                            6,560          .38 years            $3.500              6,560             $3.500
  $10.938 to $16.875              39,668          7.74 years          $14.725              7,955            $11.023
  $17.00 to $18.70                37,100          3.56 years          $17.973             19,425            $18.256
  $21.500 to $28.375             142,524          6.90 years          $25.101             36,444            $24.269

        The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock options, and no compensation cost has been recognized for them. Had compensation cost been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $358,000, $303,000 and $284,000 and basic and diluted earnings per share would have decreased by $.05, $.04 and $.04 for the years ended December 31, 2001, 2000 and 1999, respectively. The effects of applying this Statement for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.


Note 19: Significant Estimates and Concentrations

        Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on deposits and on commitments and credit risk.


Note 20: Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting
        practices.   The   Company's   and  the  Bank's   capital   amounts  and
        classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2001, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                     Actual            Adequacy Purposes          Action Provisions
                                               Amount      Ratio       Amount       Ratio         Amount       Ratio
                                             --------------------------------------------------------------------------
                                                                           (In Thousands)
As of December 31, 2001
    Total Risk-Based Capital
       Great Southern Bancorp, Inc.           $113,274      10.9%    =>$82,986      =>8.0%             N/A      N/A
       Great Southern Bank                    $104,610      10.2%    =>$82,087      =>8.0%      =>$102,609     =>10%

    Tier I Risk-Based Capital
       Great Southern Bancorp, Inc.           $100,204       9.7%    =>$41,493      =>4.0%            N/A       N/A
       Great Southern Bank                     $91,679       8.9%    =>$41,043      =>4.0%      =>$61,565     =>6.0%

    Core Capital
       Great Southern Bancorp, Inc.           $100,204       7.8%    =>$51,101      =>4.0%            N/A       N/A
       Great Southern Bank                     $91,679       7.2%    =>$50,642      =>4.0%      =>$63,302     =>5.0%

As of December 31, 2000
    Total Risk-Based Capital
       Great Southern Bancorp, Inc.            $81,772       9.1%    =>$71,853      =>8.0%            N/A        N/A
       Great Southern Bank                     $90,610      10.2%    =>$71,280      =>8.0%      =>$89,100     =>10.0%

    Tier I Risk-Based Capital
       Great Southern Bancorp, Inc.            $70,453       7.8%    =>$35,927      =>4.0%            N/A        N/A
       Great Southern Bank                     $79,380       8.9%    =>$35,640      =>4.0%      =>$53,460      =>6.0%

    Core Capital
       Great Southern Bancorp, Inc.            $70,453       6.5%    =>$43,415      =>4.0%            N/A        N/A
       Great Southern Bank                     $79,380       7.4%    =>$43,121      =>4.0%      =>$53,901      =>5.0%

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


        The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001 and 2000, the Company and the Bank exceeded their minimum capital requirements. The entities may not pay dividends which would reduce capital below the minimum requirements shown above.


Note 21: Summary of Unaudited Quarterly Operating Results

        Following is a summary of unaudited quarterly operating results for the years 2001, 2000 and 1999:

                                                                   2001
                                                            Three Months Ended
                                       March 31          June 30         September 30      December 31
                                   ---------------- ----------------- ---------------- -----------------
                                                  (In Thousands, Except Per Share Data)
Interest income                         $24,637          $21,888           $21,951          $20,226
Interest expense                         13,571           12,408            10,504            9,424
Provision for loan losses                 1,650            1,050             1,050            1,450
Net realized gains (losses) on
   available-for-sale securities             --              268                99             (228)
Net income                                4,727            4,532             4,850            4,649
Earnings per common share -diluted          .67              .65               .70              .68


                                                                   2000
                                                            Three Months Ended
                                       March 31          June 30         September 30      December 31
                                   ---------------- ----------------- ---------------- -----------------
                                                  (In Thousands, Except Per Share Data)
Interest income                         $19,143          $20,388           $22,268          $23,623
Interest expense                         10,608           11,434            12,810           14,009
Provision for loan losses                   476              600               900            1,130
Net realized gains (losses) on
   available-for-sale securities             --               (6)               --               (3)
Net income                                3,659            3,884             3,992            3,943
Earnings per common share -diluted          .48              .53               .55              .56


                                                                   1999
                                                            Three Months Ended
                                       March 31          June 30         September 30      December 31
                                   ---------------- ----------------- ---------------- -----------------
                                                  (In Thousands, Except Per Share Data)
Interest income                         $15,924          $16,232           $17,499          $18,383
Interest expense                          8,183            8,236             9,092            9,952
Provision for loan losses                   576              574               450              462
Net realized gains (losses) on
   available-for-sale securities            220               48                27               22
Net income                                3,447            3,226             3,547            3,457
Earnings per common share - diluted         .44              .42               .46              .44

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


Note 22: Operating Segments

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

        The following table provides information about segment profits and segment assets and has been prepared using the same accounting policies as those described in the summary of significant accounting policies in
        Note  1.  There  are  no  material  intersegment   revenues.   Thus,  no
        reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to four operating segments of the Company. These segments include an insurance agency, a travel agency, discount brokerage services and real estate appraisal services (2000 and 1999 only).

                                                                    Year Ended December 31, 2001
                                                           Banking             All Other             Totals
                                                    -------------------- -------------------- --------------------
                                                                           (In Thousands)
Interest income                                             $88,630                  $72              $88,702
Interest expense                                            $45,907                   --              $45,907
Depreciation and amortization                                $2,246                 $422               $2,668
Provision for income taxes                                   $9,570                 $(95)              $9,475
Segment profit                                              $18,924                $(166)             $18,758
Segment assets                                           $1,319,989               $3,114           $1,323,103
Expenditures for additions to premises and equipment         $4,781                 $175               $4,956


                                                                    Year Ended December 31, 2000
                                                           Banking             All Other             Totals
                                                    -------------------- -------------------- --------------------
                                                                           (In Thousands)

Interest income                                             $85,375                  $46              $85,422
Interest expense                                            $48,849                  $12              $48,861
Depreciation and amortization                                $2,055                 $296               $2,351
Provision for income taxes                                   $7,821                 $363               $8,184
Segment profit                                              $14,766                 $712              $15,478
Segment assets                                           $1,126,413               $3,765           $1,130,178
Expenditures for additions to premises and
   equipment                                                 $2,276                 $453               $2,729

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

                                                         Year Ended December 31, 1999
                                                Banking             All Other             Totals
                                         -------------------- -------------------- --------------------
                                                                 (In Thousands)
Interest income                                  $67,780                 $258              $68,038
Interest expense                                 $35,263                 $200              $35,463
Depreciation and amortization                     $2,041                 $246               $2,287
Provision for income taxes                        $6,558                 $460               $7,018
Segment profit                                   $12,785                 $892              $13,677
Segment assets                                  $957,605               $7,198             $964,803
Expenditures for additions to premises
   and equipment                                  $1,938                 $420               $2,358

Note 23: Condensed Parent Company Statements

        The condensed balance sheets at December 31, 2001 and 2000, and statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999, for the parent company, Great Southern Bancorp, Inc., are as follows:

                                                                      December 31,
                                                                 2001               2000
                                                          ------------------ ------------------
                                                                     (In Thousands)
           Balance Sheets
               Assets
                  Cash                                    $            491   $            644
                  Available-for-sale securities                      9,190              8,191
                  Investment in subsidiary bank                     91,580             79,902
                  Income taxes receivable                              535                137
                  Premises and equipment                               130                 --
                  Prepaid expenses                                     909                 --
                  Other assets                                         544                100
                                                            --------------     --------------
                                                          $        103,379   $         88,974
                                                            ==============     ==============

           Liabilities and Stockholders' Equity
               Accounts payable and accrued expenses      $            540   $             45
               Trust preferred securities                           17,160                 --
               Short-term borrowings                                    --             17,841
               Deferred income taxes                                   425                 40
               Common stock                                            123                123
               Additional paid-in capital                           17,160             17,461
               Retained earnings                                   127,489            112,177
               Unrealized appreciation on
                available-for-sale securities, net                     710                384
               Treasury stock, at cost                             (60,228)           (59,097)
                                                            --------------     --------------
                                                          $        103,379   $         88,974
                                                            ==============     ==============

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

                                                                 2001          2000       1999
                                                            ------------- ------------ ----------
                                                                            (In Thousands)
           Statements of Income
               Income
                  Dividends from subsidiary bank            $     7,300   $     7,000  $     9,250
                  Interest and dividend income                      348           324          248
                  Net realized gains (losses) on
                     sales of available-for-sale
                     securities                                      29           (11)         296
                                                             ----------    ----------   ----------
                                                                  7,677         7,313        9,794
                                                             ----------    ----------   ----------
               Expense
                  Operating expenses                                370           219          214
                  Interest expense                                1,146         1,041          216
                                                             ----------    ----------   ----------
                                                                  1,516         1,260          430
                                                             ----------    ----------   ----------
               Income before income tax and equity in
                 undistributed earnings of
                 subsidiaries                                     6,161         6,053        9,364
               Credit for income taxes                             (398)         (371)         (14)
                                                             ----------    ----------   ----------
               Income before equity in earnings of
                 subsidiaries                                     6,559         6,424        9,378
               Equity in undistributed earnings of
                 subsidiaries                                    12,199         9,054        4,299
                                                             ----------    ----------   ----------
                                                            $    18,758   $    15,478  $    13,677
                                                             ==========    ==========   ==========

                          Great Southern Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


                                                                 2001          2000        1999
                                                            ------------- ------------ -------------
                                                                            (In Thousands)
Statements of Cash Flows
    Operating Activities
        Net income                                          $    18,758   $    15,478  $    13,677
        Items not requiring (providing) cash
           Equity in undistributed earnings of
              subsidiaries                                      (12,199)       (9,054)      (4,299)
           Depreciation                                               2            --           --
           Amortization of trust preferred issuance costs            34            --           --
           Net realized (gains) losses on sales of
              available-for-sale securities                         (29)           11         (296)
        Changes in
           Dividends receivable                                      --            --           20
           Prepaid expenses and other assets                       (942)           --           --
           Accounts payable and accrued expenses                    496             3           32
           Income taxes                                            (398)         (312)        (318)
                                                             ----------    ----------   ----------
               Net cash provided by operating activities          5,722         6,126        8,816
                                                             ----------    ----------   ----------
    Investing Activities
        Net loans originated                                         --            --          585
        Purchase of available-for-sale securities                    --            --       (4,084)
        Proceeds from sale of available-for-sale
          securities                                                129            65        2,150
        Other investments                                            --           (50)          --
        Investment in subsidiary                                   (534)       (1,000)      (3,000)
                                                             ----------    ----------   ----------
               Net cash used in investing activities               (405)         (985)      (4,349)
                                                             ----------    ----------   ----------
    Financing Activities
        Proceeds from bank overdraft                                 --            --           16
        Repayment of bank overdraft                                  --           (16)          --
        Proceeds from issuance of trust preferred
          securities                                             17,250            --           --
        Net increase (decrease) in short-term borrowings        (17,841)        9,902        7,214
        Dividends paid                                           (3,446)       (3,611)      (3,827)
        Stock options exercised                                     206           481          464
        Treasury stock purchased                                 (1,639)      (11,253)      (8,792)
                                                             ----------    ----------   ----------
               Net cash used in financing activities             (5,470)       (4,497)      (4,925)
                                                             ----------    ----------   ----------
    Increase (Decrease) in Cash                                    (153)          644         (458)
    Cash, Beginning of Year                                         644            --          458
                                                             ----------    ----------   ----------
    Cash, End of Year                                       $       491   $       644  $         0
                                                             ==========    ==========   ==========
    Additional Cash Payment Information
        Interest paid                                            $1,186        $1,038         $173

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Directors of the Registrant

Nominees to Serve a Three-Year Term Expiring at the 2002 Annual Meeting

         William E. Barclay, age 72, was first elected a Director of Great Southern in 1975 and of Bancorp in 1989. Mr. Barclay is the founder and has served as President and/or Chairman of Auto-Magic Full Service Car Washes in Springfield, Missouri since 1962. Mr. Barclay also founded Barclay Love Oil Company in Springfield, Missouri in 1964, founded a chain of Ye Ole Buggy Bath Self-Service Car Washes in Springfield, Missouri in 1978 and opened a Jiffy Lube franchise in Springfield, Missouri in 1987. None of these entities are affiliated with Bancorp.

         Larry D. Frazier, age 64, was first elected a Director of Great Southern and of Bancorp in May 1992. Mr. Frazier was elected a Director of Great Southern Financial Corporation (a subsidiary of Great Southern) in 1976, where he served until his election as Director of Great Southern and Bancorp. Mr. Frazier is retired from White River Valley Electric Cooperative in Branson, Missouri, where he served as President and Chief Executive Officer from 1975 to 1998. This entity is not affiliated with Bancorp.

Information with Respect to the Continuing Directors

         In addition to the nominees proposed to serve on the Bancorp Board of Directors, the following individuals are also members of the Bancorp Board, for a term ending on the date of the annual meeting of stockholders in the year indicated. The principal occupation and business experience for the last five years and certain other information with respect to each continuing director of Bancorp is set forth below. The information concerning the continuing directors has been furnished by them to Bancorp.

Directors Serving a Three-Year Term Expiring at the 2003 Annual Meeting

         Thomas J. Carlson, age 49, was first appointed a Director of Bancorp in January 2001. He is the co- owner of Carlson Gardner, Inc., a development company that has been in business since 1993. Mr. Carlson is also a shareholder of Woodco, Inc., a real estate construction company. He co-owns and is a member of Missouri Equity Partners, L.L.C. and Mid America Property Management, L.L.C. He is the President and Chief Executive Officer of Pointe Royale Development, Inc. and Resorts Management, Inc., both real estate development companies. Mr. Carlson serves on the Board of Directors of ITEC Attractions, Inc., which owns the IMAX Theater in Branson, Missouri. He also serves on the Board of Ozarks Counseling Center and The Kitchen, both not-for-profit organizations in Springfield, Missouri. Mr. Carlson, an attorney, is active in local political and civic affairs. He was a member of the Springfield City Council from 1983 to 1985, serving as Mayor Pro Tem from 1985 to 1987. He was Mayor of the City of Springfield from 1987 to 1993. Thereafter, he served on the Springfield-Branson Regional Airport Board. In 1997, he was again re-elected to the Springfield City Council. None of these entities are affiliated with Bancorp.

         Joseph W. Turner, age 37, joined Great Southern in 1991 and became an officer of Bancorp in 1995. Mr. J. Turner became a Director in 1997 and currently serves as President and Chief Executive Officer of Bancorp and Great Southern. Prior to joining Great Southern, Mr. J. Turner was an attorney with the Kansas City, Missouri law firm of Stinson, Mag and Fizzell. Mr. J. Turner is the son of William V. Turner.

Director Serving a Three-Year Term Expiring at the 2004 Annual Meeting

         William V. Turner, age 69, has served as the Chairman of the Board of Great Southern Bank ("Great Southern") since 1974, Chief Executive Officer of Great Southern from 1974 to 2000, and President of Great Southern from 1974 to 1997. Mr. W. Turner has served in similar capacities with Bancorp since its incorporation in 1989. Mr. W. Turner has also served as Chairman of the Board and President of Great Southern Financial Corporation (a subsidiary of Great Southern) since its incorporation in 1974 and Chairman of the Board of Great Southern Capital Management, Inc. (a subsidiary of Great Southern) since its formation in 1988. Mr. W. Turner is the father of Joseph W. Turner, who is a Director and the Chief Executive Officer and President of Bancorp and Great Southern.

(b)  Executive Officers of the Registrant

     Included under Part I of this Form 10-K.

(c)  Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires Bancorp's directors, certain of its officers and persons who own more than ten percent of the Common Stock, to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC and to furnish Bancorp with copies of all such ownership reports. Based solely on Bancorp's review of the copies of such ownership reports furnished to Bancorp, and written representations relative to the filing of certain forms, Bancorp is aware of two late filings for Ann S. Turner for one transaction in June 2001 and one transaction in September 2001; one late filing for Joseph W. Turner for one transaction in September 2001; two late filings for William V. Turner for one transaction in June 2001 and one transaction in September 2001; one late filing for Steven G. Mitchem for one transaction in September 2001; one late filing for Rex A. Copeland for one transaction in September 2001; one late filing for Douglas W. Marrs for one transaction in September 2001; and two late filings for Larry A. Larimore for one transaction in September 2001 and one transaction in October 2001.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth information concerning the compensation of William V. Turner, the Chairman of the Board; Joseph W. Turner, the President and Chief Executive Officer; Rex A. Copeland, the Treasurer; and Steven G. Mitchem, the Chief Lending Officer of Great Southern Bank. No other executive officer earned a salary and bonus in excess of $100,000 for fiscal 2001.

                                                                                                Long Term
                                                                                               Compensation
                                                     Annual Compensation                          Awards
                                   -----------------------------------------------------  --------------------
                                                                                                                  All Other
                                                                Salary          Bonus            Options        Compensation
Name and Principal Position            Year                     ($)(1)           ($)               (#)              ($)(2)
---------------------------            ----                     ------           ---               ---              ------
William V. Turner                   Fiscal 2001                 232,329        140,308            7,500             7,297
  Chairman of the Board             Fiscal 2000                 226,494        120,000            7,500             6,960
                                    Fiscal 1999                 291,261        100,000            5,000             6,940

Joseph W. Turner                    Fiscal 2001                 188,370        140,308            7,500            13,751
  Chief Executive Officer and       Fiscal 2000                 179,714        120,000            7,500             6,581
  President                         Fiscal 1999                 148,451         50,000            5,000            14,062

Rex A. Copeland                     Fiscal 2001                 110,750         12,210            3,000               497
  Treasurer                         Fiscal 2000                  84,570            ---            7,080            39,781
                                    Fiscal 1999                     ---            ---              ---               ---

Steven G. Mitchem                   Fiscal 2001                 104,583         11,550            3,000             4,292
  Chief Lending Officer             Fiscal 2000                  94,667            ---            2,500             4,335
                                    Fiscal 1999                  87,363            ---            1,200             4,043

---------------------
(1) Includes directors' fees for Mr. W. Turner of $32,100, $31,200 and $31,200 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively; and for Mr. J. Turner of $19,500, $18,000 and $10,500 for Fiscal 2001, Fiscal 2000 and
     Fiscal 1999, respectively.

(2) Fiscal 2001 includes: (a) company matching contributions to Bancorp's 401(k) plan (Mr. W. Turner - $6,800, Mr. J. Turner - $6,800, Mr. R.
     Copeland - $ -0- and Mr. S. Mitchem - $3,795), (b) term life insurance premiums paid by Great Southern for the benefit of Mr. W. Turner - $497, Mr. J. Turner - $497, Mr. R. Copeland - $497 and Mr. S. Mitchem - $497, (c) country club assessments paid by Great Southern for the benefit of Mr. J. Turner - $5,500 and (d) personal use of Great Southern's aircraft by Mr. J. Turner - $860.

Option Grants During the Fiscal Year Ended December 31, 2001

         The following table sets forth options to acquire shares of Common Stock which were granted during fiscal 2001 to the executive officers named in the Summary Compensation Table.

                                           OPTIONS GRANTS IN FISCAL 2001

                                                                 Individual Grants
                           -----------------------------------------------------------------------------------------------------
                                              % of Total
                           Number of            Options                                               Potential Realizable
                           Securities         Granted to                                                Value at Assumed
                           Underlying             All                                                    Annual Rate of
                            Options            Employees       Exercise or                                Stock Price
                            Granted            in Fiscal       Base Price       Expiration              Appreciation for
          Name               (#)(1)              2001         ($ per share)        Date                    Option Term
          ----               ------              ----         -------------        ----                    -----------
                                                                                                      5%($)             10%($)
                                                                                                      -----             ------
William V. Turner             7,500              12.1%           $28.3745       9-24-2006           $53,450           $118,111
Joseph W. Turner              7,500              12.1             28.3745       9-24-2006           $53,450           $118,111
Rex A. Copeland               3,000               4.8             25.7950       9-24-2011           $48,667           $123,332
Steven G. Mitchem             3,000               4.8             25.7950       9-24-2011           $48,667           $123,332

-------------------------

(1) Options for William V. Turner and Joseph W. Turner were granted at 110% of the market price on the date of grant, vest 25% per year after a one year holding period beginning on the date of grant (September 24, 2001), and must be exercised within 5 years of the grant. Options for Rex A. Copeland and Steven G. Mitchem vest 25% per year after a two year holding period beginning on the date of grant (September 24, 2001), and must be exercised within 10 years of the grant.


Option Exercises and Fiscal Year-End Values

         The following table sets forth all stock options exercised by the named executives during fiscal 2001 and the number and value of unexercised options held by such executive officers at December 31, 2001.

                                                          Number of Securities               Value of Unexercised
                                                         Underlying Unexercised              In the Money Options
                           Shares        Value         Options at Fiscal Year End (#)      at Fiscal Year End ($)(2)
                         Acquired on    Realized       --------------------------------  ----------------------------
       Name              Exercise (#)    ($)(1)         Exercisable      Unexercisable   Exercisable    Unexercisable
       ----              ------------    ------         -----------      -------------   -----------    -------------
William V. Turner           30,000      $322,650           15,625           16,875        $152,041         $113,095
Joseph W. Turner            15,000       161,325           19,685           16,875         299,661          113,095
Rex A. Copeland                ---           ---              ---           10,080             ---          106,317
Steven G. Mitchem            1,650        13,538              250            7,000           3,250           59,539

--------------------------
(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.
(2) The value of unexercised options was calculated at a per share price of $30.50, based on the closing price of the Common Stock as reported on the Nasdaq National Market System on December 31, 2001, less the exercise price per share.

Employment Agreements

         William V. Turner and Joseph W. Turner (the "Employees") have entered into employment agreements with Great Southern (the "Employment Agreements"). The Employment Agreements provide for an annual base salary in an amount not less than the Employee's then-current salary and an initial term of five years with respect to Mr. W. Turner, and three years with respect to Mr. J. Turner. The Employment Agreements provide for an extension of one year, in addition to the then-remaining term, on each anniversary of the effective date of the agreements subject to the Board's discretion. The Employment Agreements provide that Great Southern may terminate the employment of either of the Employees for "cause," as defined in the Employment Agreements, at any time. The Employment Agreements also provide that in the event Great Southern chooses to terminate the employment of either of the Employees for reasons other than for cause, or in the event either of the Employees resigns from Great Southern upon the failure of the Great Southern Board of Directors to reelect the Employee to his current office or upon a material lessening of his functions, duties or responsibilities, the employee would be entitled to the payments owed for the remaining term of the agreement. If the employment of either of the Employees is terminated in connection with or within 12 months of a "change in control" of Great Southern or Bancorp, each of the Employees would be entitled to (i) a lump sum payment equal to 299% of the Employee's base amount of compensation as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended, and (ii) continued payment of his salary under the applicable Employment Agreement for the term of the agreement. If Messrs. W. Turner and J. Turner had been entitled to the lump sum payments described in clause (i) of the preceding sentence as of December 31, 2001, the payments would have amounted to $1,356,983 and $619,892, respectively.

Benefits

         Pension Plan. Great Southern's employees are included in the Pentegra Retirement Fund, a multiple employer comprehensive pension plan. This noncontributory defined benefit retirement plan covers all employees who have met minimum service requirements.

         The following table illustrates annual pension benefits payable upon retirement, subject to limits established by federal law, based on various levels of compensation and years of service and assuming payment in the form of a straight-life annuity. Covered compensation includes all regular and overtime pay excluding bonuses and commissions. At December 31, 2001, Messrs. J. Turner,
R. Copeland and S. Mitchem had 9, 1 and 10 years, respectively, of credited service under the pension plan. Mr. W. Turner is no longer accruing additional benefits under the plan and, in 2001, received annual benefit payments of $106,420 under the pension plan.

                               PENSION PLAN TABLE

                                                           Years of Service
        Average Annual         ---------------------------------------------------------------------
     Covered Compensation             10                20               30                40
------------------------------ --------------- -------------------- ---------------- ---------------
$ 50,000......................      $10,000         $ 20,000         $ 30,000          $ 40,000
 100,000......................       20,000           40,000           60,000            80,000
 150,000......................       30,000           60,000           90,000           120,000
 200,000......................       40,000           80,000          120,000           140,000(1)
 250,000......................       50,000          100,000          140,000(1)        140,000(1)
 300,000......................       60,000          120,000          140,000(1)        140,000(1)
 350,000......................       70,000          140,000(1)       140,000(1)        140,000(1)
 400,000......................       80,000          140,000(1)       140,000(1)        140,000(1)
 450,000......................       90,000          140,000(1)       140,000(1)        140,000(1)

----------------

(1) The maximum retirement benefit currently permitted by federal law is $140,000 per year for this type of plan.

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

                                          Amount and
      Name and Address               Nature of Beneficial     Percent of
    of Beneficial Owner                  Ownership(1)          Class(2)

---------------------------------- ----------------------- ---------------
William V. Turner                       1,029,352(3)            14.97%
Ann S. Turner
Turner Family Limited Partnership
Turner Family Foundation
925 St. Andrews Circle
Springfield, MO 65809

Robert M. Mahoney                         527,384(4)             7.68
Joyce B. Mahoney
Tri-States Company
4940 S. Farm Road 189
Suite 500
Rogersville, MO 65742

Earl A. Steinert, Jr.                     460,500(5)             6.70
1736 E. Sunshine
Springfield, MO 65804
--------------------

(1) Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.
(2) The percentage ownership is based on the number of shares outstanding as of the Record Date.
(3) Under Rule 13d-3 under the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of that date. This figure includes 8,125 shares which may be acquired through option exercises by William V. Turner. This figure also includes 35,368 shares held in various capacities by Ann S. Turner, Mr. W. Turner's wife, which Mr. W. Turner may be deemed to beneficially own, 14,826 shares held by the Turner Family Foundation which Mr. and Mrs. Turner may be deemed to beneficially own and 783,012 shares held by the Turner Family Limited Partnership which Mr. and Mrs. W. Turner may be deemed to beneficially own. Mr. W. Turner disclaims beneficial ownership as to shares beneficially owned by Ann S. Turner and the Turner Family Foundation, and 258,678 shares owned by the Turner Family Limited Partnership. This figure also includes 188,021 shares held in various capacities by William V. Turner, Mrs. Turner's husband, which Mrs. Turner may be deemed to beneficially own. Mrs. Turner disclaims beneficial ownership as to shares beneficially owned by William V. Turner, and 258,678 shares owned by the Turner Family Limited Partnership.

(4) Robert M. Mahoney, Joyce B. Mahoney and Tri-States Service Company reported ownership of 486,184 shares in a Schedule 13D filed on July 3, 1997. The
     Schedule 13D was a joint filing pursuant to Rule 13d-1(k)(1) of the Exchange Act. Joyce B. Mahoney and Tri-States Service Company disclaim beneficial ownership as to all shares. Robert M. Mahoney reported sole voting and dispositive power as to all shares. Robert M. Mahoney notified the Company that he purchased an additional 41,200 shares during 2001, reporting total ownership as Robert Mahoney Trust - 215,867 shares, Joyce Mahoney Trust - 215,867 shares and Tri-States Service Company - 95,650 shares.

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

                                              Amount and
                                         Nature of Beneficial      Percent of
           Name                              Ownership(1)           Class(2)
-------------------------------------- ------------------------ ---------------
William V. Turner                            1,029,352(3)           14.97%
Larry D. Frazier                                55,000                .80
Joseph W. Turner                                47,690(4)             .69
William E. Barclay                               8,048(5)             .12
Thomas J. Carlson                                1,500                .02
Rex A. Copeland                                  1,250                .02
Steven G. Mitchem                               34,410                .50
Directors and Executive Officers
  as a Group (9 persons)                     1,180,501(6)           17.14
---------------

(1) Under Rule 13d-3 the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of that date. Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.
(2) The percentage ownership is based on the number of shares outstanding as of the Record Date.
(3) For a detailed discussion of the nature of Mr. W. Turner's ownership, see Footnote 3 to the table of beneficial owners set out above.
(4) This figure includes 8,125 shares that may be acquired through option exercises.
(5) Mr. Barclay shares voting and dispositive power with his spouse with respect to all shares.
(6) The figure includes an aggregate of 19,364 shares that may be acquired through option exercises by all directors and executive officers as a group.

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

         No directors, executive officers or their affiliates, had aggregate indebtedness to Great Southern on below market rate loans exceeding $60,000 at any time since January 1, 2001 except as noted below.

                                                                           Largest
                                                                           Amount
                                                                         Outstanding       Balance       Interest
                                                           Date of          Since           as of        Rate at
      Name                    Position                      Loan          01/01/01        12/31/01       12/31/01        Type
      ----                    --------                      ----          --------        --------       --------        ----
William V. Turner     Chairman of the Board of            08/25/95         $312,349     $     ---          ---%    Home Mortgage
                      Bancorp and Great Southern

Joseph W. Turner      CEO and President of Bancorp        08/31/00           94,574        92,847         4.75%    Home Equity Line
                      and Great Southern                  09/14/98          290,354       286,168         4.96%    Home Mortgage

Rex A. Copeland       Treasurer of Bancorp; Senior        06/01/00          185,993       181,795         5.71%    Home Mortgage
                      Vice President and CFO of
                      Great Southern

Steven G. Mitchem     Senior Vice President and Chief     06/22/98          163,697       141,624         4.27%    Home Mortgage
                      Lending Officer of Great
                      Southern

Larry A. Larimore     Secretary of Bancorp and Great      08/17/00          215,000       211,640         5.28%    Home Mortgage
                      Southern; Vice President of         08/12/98           17,753           ---         4.75%    Home Equity Line
                      Great Southern

Douglas W. Marrs      Vice President - Operations of      08/06/01          100,000        99,384         4.96%    Home Mortgage
                      Great Southern                      02/25/98           22,935           ---          ---%    Home Equity Line

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

               (ii)The  Registrant's  Certificate of Amendment of Certificate of
                    Incorporation   previously  field  with  the  Commission  as
                    Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, is incorporated herein by reference as Exhibit 3.2.

               (iii)The Registrant's  Bylaws, as amended,  previously filed with the Commission (File no. 33-30597) as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1990, is incorporated herein by reference as
                    Exhibit 3.3.

          (4) Instruments defining the rights of security holders, including indentures

              Inapplicable.

          (9)  Voting trust agreement

              Inapplicable.

          (10) Material contracts

              The Registrant's 1989 Stock Option and Incentive Plan previously filed with the Commission (File no. 33- 30597) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, is incorporated herein by reference as
              Exhibit 10.1.

              An Employment Agreement dated February 1, 1990 between the Registrant and William V. Turner previously filed with the Commission (File no. 33-30597) as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 dated August 18, 1989, and a January 19, 2000 amendment previously filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are incorporated herein by reference as Exhibit 10.2.

              An Employment Agreement dated July 1, 1993 between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 33-30597) as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and a January 19, 2000 amendment previously filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are incorporated herein by reference as Exhibit 10.4.

              The Registrant's 1997 Stock Option and Incentive Plan previously filed with the Commission (File no. 33-30597) as Annex A to the Registrant's Definitive Proxy Statement for the fiscal year ended June 30, 1997, is incorporated herein by reference as Exhibit 10.5.

              The Registrant's Revolving Note, as modified, with a commercial bank is attached hereto as Exhibit 10.6.

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

          (22) Published report regarding matters submitted to vote of security holders

              Inapplicable.

          (23) Consents of experts and counsel

              The consent of BKD, LLP to the incorporation by reference into the Form S-8 previously filed on December 16, 1992 with the Commission (File no. 33-55832) of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

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

                                 GREAT SOUTHERN BANCORP, INC.



Date: March 28, 2002             By: /s/ Joseph W. Turner
                                     -------------------------------------------
                                 Joseph W. Turner
                                 President, Chief Executive Officer and Director
                                 (Duly Authorized Representative)

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


     Signature              Capacity in Which Signed                   Date
------------------------  ----------------------------------      --------------

/s/ Joseph W. Turner      President, Chief Executive Officer      March 28, 2002
------------------------  and Director
Joseph W. Turner          (Principal Executive Officer)


/s/ William V. Turner     Chairman of the Board                   March 28, 2002
------------------------
William V. Turner


/s/ Rex A. Copeland       Treasurer                               March 28, 2002
------------------------  (Principal Financial Officer and
Rex A. Copeland           Principal Accounting Officer)



/s/ William E. Barclay    Director                                March 28, 2002
------------------------
William E. Barclay


/s/ Larry D. Frazier      Director                                March 28, 2002
------------------------
Larry D. Frazier


/s/ Thomas J. Carlson     Director                                March 28, 2002
------------------------
Thomas J. Carlson

                          GREAT SOUTHERN BANCORP, INC.

                                INDEX TO EXHIBITS



Exhibit
  No.                     Document
-------    ---------------------------------------------------------------------

10.6             Revolving Note, as modified
12               Statement of Ratio of Earnings to Fixed Charges
21               Subsidiaries of the Registrant
23               Consent of BKD, LLP, Certified Public Accountants