Form 10-Q
period 2002-03-31
GREAT SOUTHERN BANCORP INC
filed 2002-05-08
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2002

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

Yes /X/     No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 6,868,169 shares of common stock, par value $.01, outstanding at May 6, 2002.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash	$ 31,393	$ 29,646
Interest-bearing deposits in other financial institutions	187	5,474
Cash and cash equivalents	31,580	35,120
Available-for-sale securities	257,397	233,805
Held-to-maturity securities (fair value $34,342 - March 2002;
$40,703 - December 2001)	31,066	37,465
Mortgage loans held for sale	2,214	7,135
Loans receivable, net of allowance for loan losses of $22,391 -
March 2002; $21,328 - December 2001	957,570	957,751
Interest receivable:
Loans	5,607	5,147
Investments	1,202	2,063
Prepaid expenses and other assets	5,559	7,464
Foreclosed assets held for sale, net	2,506	3,057
Premises and equipment, net	14,235	12,839
Investment in Federal Home Loan Bank Stock	14,962	14,962
Deferred income taxes	7,259	6,295
Total Assets	$1,331,157	$1,323,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 937,469	$ 886,870
Federal Home Loan Bank advances	214,110	258,743
Short-term borrowings	54,212	57,763
Trust preferred securities	17,281	17,160
Accrued interest payable	4,125	5,186
Advances from borrowers for taxes and insurance	524	295
Accounts payable and accrued expenses	4,181	2,983
Income taxes payable	11,691	8,849
Total Liabilities	1,243,593	1,237,849

Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued
12,325,002 shares	123	123
Additional paid-in capital	17,003	17,160
Retained earnings	130,970	127,489
Accumulated other comprehensive income:
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $(131) at March 31, 2002
and $384 at December 31, 2001	(298)	710
	147,798	145,482
Less treasury common stock, at cost; March 2002 - 5,456,203 shares;
December 2001 - 5,462,467 shares	(60,234)	(60,228)
Total Stockholders' Equity	87,564	85,254
Total Liabilities and Stockholders' Equity	$1,331,157	$1,323,103

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2002	2001
	(Unaudited)
INTEREST INCOME
Loans	$15,673	$21,379
Investment securities and other	4,107	3,450
TOTAL INTEREST INCOME	19,780	24,829

INTEREST EXPENSE
Deposits	5,921	9,365
Federal Home Loan Bank advances	1,862	3,582
Short-term borrowings and trust preferred securities	327	624
TOTAL INTEREST EXPENSE	8,110	13,571

NET INTEREST INCOME	11,670	11,258
PROVISION FOR LOAN LOSSES	1,350	1,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,320	9,608

NON-INTEREST INCOME
Commissions	1,488	1,740
Service charges and ATM fees	1,846	2,004
Net realized gains on sales of loans	438	356
Net realized gains on available-for-sale securities	595	--
Expense on foreclosed assets	(327)	(82)
Other income	417	323
TOTAL NON-INTEREST INCOME	4,457	4,341

NON-INTEREST EXPENSE
Salaries and employee benefits	3,857	3,583
Net occupancy and equipment expense	1,159	1,039
Postage	329	310
Insurance	124	114
Amortization of goodwill	--	37
Advertising	110	164
Office supplies and printing	205	208
Other operating expenses	850	1,239
TOTAL NON-INTEREST EXPENSE	6,634	6,694

INCOME BEFORE INCOME TAXES	8,143	7,255
PROVISION FOR INCOME TAXES	2,741	2,528
NET INCOME	$ 5,402	$ 4,727

BASIC EARNINGS PER COMMON SHARE	$.79	$.69
DILUTED EARNINGS PER COMMON SHARE	$.78	$.67
DIVIDENDS DECLARED PER COMMON SHARE	$.27	$.13

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,402	$ 4,727
Proceeds from sales of loans held for sale	20,939	15,345
Originations of loans held for sale	(14,704)	(12,372)
Items not requiring (providing) cash:
Depreciation	576	471
Amortization	36	37
Provision for loan losses	1,350	1,650
Provision for losses on foreclosed assets	204	--
Gain on sale of loans	(438)	(356)
Net realized (gains) losses on sale of available-for-sale securities	(595)	--
(Gain) loss on sale of premises and equipment	(109)	1
(Gain) loss on sale of foreclosed assets	(24)	14
Amortization of deferred income, premiums and discounts	19	(875)
Deferred income taxes	(449)	(339)
Changes in:
Accrued interest receivable	401	695
Prepaid expenses and other assets	(41)	(477)
Accounts payable and accrued expenses	(926)	(251)
Income taxes refundable/payable	2,842	2,866
Net cash provided by operating activities	14,483	11,136

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(5,710)	(13,426)
Purchase of loans	(5,100)	(4,796)
Proceeds from sale of student loans	7,843	8,182
Purchase of premises and equipment	(2,110)	(977)
Proceeds from sale of premises and equipment	247	217
Proceeds from sale of foreclosed assets	1,542	374
Capitalized costs on foreclosed assets	(48)	(59)
Proceeds from maturing held-to-maturity securities	10,000	7,250
Proceeds from called investment securities	7,000	59,706
Principal reductions on mortgage-backed securities	7,713	45
Purchase of held-to-maturity securities	(3,600)	(920)
Proceeds from sale of available-for-sale securities	70,694	4,132
Purchase of available-for-sale securities	(110,148)	(86,554)
Purchase of Federal Home Loan Bank stock	--	(24)
Net cash used in investing activities	(21,677)	(26,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	35,201	46,778
Net increase in checking and savings deposits	17,429	2,515
Proceeds from Federal Home Loan Bank advances	893,000	802,750
Repayments of Federal Home Loan Bank advances	(937,633)	(800,026)
Net decrease in short-term borrowings	(3,551)	(26,134)
Net increase in advances from borrowers for taxes and insurance	229	344
Purchase of treasury stock	(251)	(43)
Dividends paid	(858)	(862)
Stock options exercised	88	8
Net cash provided by financing activities	3,654	25,330

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,540)	9,616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,120	40,101
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 31,580	$ 49,717
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2001, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

       Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2001 filed with the Securities and Exchange Commission.

NOTE 2: OPERATING SEGMENTS

       The Company's banking operation is its only reportable segment. The banking operation segment is principally engaged in the business of originating residential and commercial real estate loans, commercial business loans and consumer loans. These loans are funded through the attraction of deposits from the general public, brokered deposit originations, and borrowings from the Federal Home Loan Bank ("FHLBank") and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

       The following table provides information about segment profits and has been prepared using the same accounting policies as those described in Note 1. There are no material inter-segment revenues, thus no reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to three operating segments of the Company. These segments include an insurance agency, a travel agency, and discount brokerage services.

	Three Months Ended March 31, 2002
	Banking	All Other	Totals
	(In thousands)

Interest income	$19,766	$ 14	$19,780
Non-interest income	2,951	1,506	4,457
Segment profit	5,250	152	5,402

NEXT PAGE

	Three Months Ended March 31, 2001
	Banking	All Other	Totals
	(In thousands)

Interest income	$24,816	$ 13	$24,829
Non-interest income	2,603	1,738	4,341
Segment profit	4,546	181	4,727

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

	Three Months Ended
	March 31,
	2002	2001
	(In thousands)
Net income	$ 5,402	$ 4,727
Unrealized holding gains (losses), net of income taxes	(621)	283
Less: reclassification adjustment for gains included in
net income, net of income taxes	387	--
	(1,008)	283
Comprehensive income	$ 4,394	$ 5,010

NOTE 4: CHANGES IN ACCOUNTING PRINCIPLES

       The Company has adopted Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations. This Statement establishes new standards for financial accounting and reporting for business combinations. This Statement eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. Initial adoption of SFAS 141 had no effect on the Company's financial statements.

       The Company has adopted SFAS 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. Initial adoption of SFAS 142 had no effect on the Company's financial statements.

NEXT PAGE

       The Company has adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than at the measurement date. Initial adoption of SFAS 144 had no effect on the Company's financial statements.

NOTE 5: SUBSEQUENT EVENT

       On December 10, 2001, the Company attempted to sell all its holdings of the common stock of a publicly traded company. On December 13, 2001, the counterparty refused to complete and rescinded the transaction. As a result, as of March 31, 2002, the Company was still the owner of record of and continued to hold the stock it attempted to sell, which it continued to report as an equity security available for sale carried at fair value.

       The Company agreed to sell and did sell on April 2, 2002 all shares of stock of this publicly traded company owned by Great Southern for approximately $9.9 million, resulting in realized pre-tax gain on the sale of approximately $2.2 million. In addition, as a shareholder of record as of April 1, 2002, the Company received a cash dividend of approximately $167,000 paid on April 12, 2002.

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

General

        The following should be read in conjunction with Management's Discussion and Analysis in the Company's December 31, 2001 Form 10-K.

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

        The Company's profitability is also affected by the level of its non-interest income and non-interest expense. Non-interest income consists primarily of net realized gains on sales of loans and available-for-sale securities, service charges and ATM fees, commissions earned by non-bank subsidiaries and other general operating income. Non-interest expense consists primarily of salaries and employee benefits, net occupancy and equipment expenses, postage, insurance, advertising, office supplies and printing and other general operating expenses.

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

        In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to manage the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position in order to maintain its net interest margin. The Company's experience with interest rates is discussed in more detail under the heading "Results of Operations and Comparison of the Three Months Ended March 31, 2002 and 2001."

NEXT PAGE

        An important element of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or have a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income. At March 31, 2002, the Bank maintained a one-year gap position that was slightly positive.

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

       As a part of its asset and liability management strategy, the Bank has, throughout the past several years, increased its investment in loans which are interest rate sensitive by emphasizing the origination of adjustable-rate, one- to four-family residential loans and adjustable-rate or relatively short-term commercial real estate, commercial business and consumer loans, and originating fixed-rate, one- to four-family residential loans primarily for immediate resale in the secondary market. Approximately 45% of total assets are currently invested in commercial real estate, construction, and commercial business loans. This part of the strategy was designed to improve asset yield and fee income, to shorten the average maturity and increase the interest rate sensitivity of the loan portfolio. While efforts to date have contributed to the changes in the one-year interest rate sensitivity gap and increased net interest income, such lending has increased the Bank's risk levels, and has resulted in an increase in the level of non-performing assets. Management continually evaluates existing and potential commercial real estate and commercial business loans, in order to try to reduce undesirable risks including concentrations in a given geographic area or a particular loan category.

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

NEXT PAGE

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

       During the three months ended March 31, 2002, total assets increased by $8.1 million to $1.33 billion. Available-for-sale securities increased $23.6 million and net premises and equipment increased $1.4 million, partially offset by a decline in cash and cash equivalents of $3.5 million, a decrease of $6.4 million in held-to-maturity securities and a decrease of $4.9 million in mortgage loans held for sale.

       Total liabilities increased $5.7 million to $1.24 billion. Deposits increased $50.6 million, partially offset by a decrease in FHLBank advances of $44.6 million and a decrease in short-term borrowings of $3.6 million. The deposit increase was primarily from both brokered deposits and retail certificates of deposit. Retail certificates of deposit increased $24 million to $331 million. Total brokered deposits were $358 million at March 31, 2002. The weighted average cost of these deposits was approximately 156 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 135 basis points lower than the retail certificate of deposit portfolio. Interest-bearing checking balances accounted for $9 million of the increase in deposits. Non-interest-bearing checking account balances also increased $9 million. The decrease in short-term borrowings was the result of lower balances in securities sold under repurchase agreements with customers. FHLBank advances were reduced as the increase in deposits provided necessary funding. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

       Stockholders' equity increased $2.3 million primarily as a result of net income of $5.4 million, partially offset by dividend declarations of $1.9 million, unrealized depreciation on available-for-sale securities of $1.0 million and net repurchases of the Company's common stock of $0.2 million. The Company repurchased 8,695 shares of common stock at an average price of $28.87 per share during the three months ended March 31, 2002 and reissued 14,959 shares of treasury stock at an average price of $15.00 per share to cover stock option exercises.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

       The increase in net income of $675,000, or 14.3%, for the three months ended March 31, 2002 compared to the same period in 2001, was primarily due to an increase in net interest income of $412,000, or 3.7%, a decrease in provision for loan losses of $300,000, or 18.2%, and an increase in non-interest income of $116,000, or 2.7%. This was partially offset by an increase in provision for income taxes of $213,000, or 8.4%, during the three month period.

Total Interest Income

       Total interest income decreased $5.0 million, or 20.3%, during the three months ended March 31, 2002, when compared to the three months ended March 31, 2001. The decrease was due to a $5.7 million, or 26.7%, decrease in interest income on loans, partially offset by a $657,000, or 19.0%, increase in interest income on investment securities and other interest-earning assets. Interest income on investment securities and other interest-earning assets increased due to higher average balances. Interest income on loans also increased due to higher average balances, but was significantly reduced by lower average rates.

       While there were no significant unusual items impacting interest income in the quarter ended March 31, 2002, interest income for the three months ended March 31, 2001, was higher, in part, due to the following items:

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

Interest Income - Loans

        During the three months ended March 31, 2002, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $7.4 million as the result of lower average interest rates. The average yield on loans decreased from 9.33% during the three months ended March 31, 2001, to 6.38% during the three months ended March 31, 2002, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The prime rate of interest averaged 8.63% during the three months ended March 31, 2001, compared to an average of 4.75% during the three months ended March 31, 2002.

NEXT PAGE

        Interest income increased $1.7 million as the result of higher average loan balances from $916 million during the three months ended March 31, 2001, to $983 million during the three months ended March 31, 2002. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investment Securities and Other Interest-Earning Assets

        Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates during the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. Interest income increased $1.1 million as a result of higher average balances from $184 million during the three months ended March 31, 2001 to $283 million during the three months ended March 31, 2002. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and for pledging to deposit accounts under repurchase agreements and public funds. Interest income decreased $476,000 as a result of lower average yields from 7.51% during the three months ended March 31, 2001, to 5.81% during the three months ended March 31, 2002, due to lower market rates of interest in 2002 and the yield increases in 2001 discussed above.

Total Interest Expense

        Total interest expense decreased $5.5 million, or 40.2%, during the three months ended March 31, 2002 when compared with the same period in 2001. The decrease during the three month period was due to a $3.4 million, or 36.8%, decrease in interest expense on deposits, a $1.7 million, or 48.0%, decrease in interest expense on FHLBank advances, and a $297,000, or 47.6%, decrease in interest expense on short-term borrowings and trust preferred securities.

Interest Expense - Deposits

        Interest expense on deposits increased $2.4 million as a result of higher average balances of time deposits from $566 million during the three months ended March 31, 2001, to $682 million during the three months ended March 31, 2002, and decreased $5.6 million due to lower average interest rates on time deposits from 6.11% during the three months ended March 31, 2001, to 3.21% during the three months ended March 31, 2002. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and due to additional retail certificates of deposit. The average interest rates decreased due to lower overall market rates of interest and the effects of the Company's interest rate swaps. Interest on demand deposits increased $307,000 due to higher average balances from $125 million during the three months ended March 31, 2001, to $160 million during the three months ended March 31, 2002, and decreased $496,000 due to lower average rates from 2.00% during the three months ended March 31, 2001, to 1.09% during the three months ended March 31, 2002. Interest on savings deposits decreased $71,000 due to lower average balances from $18 million during the three months ended March 31, 2001, to $1 million during the three months ended March 31, 2002. The change in average balances for savings deposits resulted from the Company's change of product offerings and the reclassification of certain account types.

NEXT PAGE

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

        Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $2.2 million due to lower average rates of interest from 5.87% in the three months ended March 31, 2001 to 2.94% in the three months ended March 31, 2002. The Company's use of FHLBank advances and short-term borrowings which reprice daily or monthly contributed to the significant decrease in average rates of interest. This decrease was partially offset ($165,000) by an increase in average balances from $287 million during the three months ended March 31, 2001, to $297 million during the three months ended March 31, 2002. The average balance increase was used primarily to fund growth in investment securities.

Net Interest Income

        The Company's overall interest rate spread decreased 16 basis points, or 4.5%, from 3.57% during the three months ended March 31, 2001, to 3.41% during the three months ended March 31, 2002. The decrease was due to a 278 basis point decrease in the weighted average yield received on interest-earning assets, partially offset by a 262 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 295 basis points while the yield on investment securities decreased 170 basis points. The rate paid on deposits decreased 248 basis points while the rate paid on FHLBank advances and other borrowings decreased 293 basis points. The Company's overall net interest margin decreased 40 basis points, or 9.8%, from 4.09% during the three months ended March 31, 2001, to 3.69% during the three months ended March 31, 2002. See the discussion of items which impacted net interest income in 2001 above in "Total Interest Income."

       The prime rate of interest averaged 8.63% during the three months ended March 31, 2001, compared to an average of 4.75% during the three months ended March 31, 2002. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on interest-earning assets.

Provision for Loan Losses

       The provision for loan losses decreased from $1.7 million during the three months ended March 31, 2001 to $1.4 million during the three months ended March 31, 2002. The 2001 period included a $600,000 provision and related charge-off for one non-performing loan relationship.

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

NEXT PAGE

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

       Non-performing assets increased $1.9 million during the three months ended March 31, 2002 from $12.6 million at December 31, 2001 to $14.5 million at March 31, 2002. Non-performing assets as a percentage of total assets were 1.06% at March 31, 2002. Non-performing loans increased $2.4 million, or 25.5%, from $9.6 million at December 31, 2001 to $12.0 million at March 31, 2002. Foreclosed assets decreased $0.5 million, or 18.0%, from $3.0 million at December 31, 2001 to $2.5 million at March 31, 2002. Non-performing loans increased primarily as a result of the addition of one relationship totaling $2.3 million. This relationship is comprised of twenty-seven loans which are primarily secured by residential rental properties. The reduction in foreclosed assets results primarily from the sale of a single-family residence which was described in the December 31, 2001 Annual Report on Form 10-K.

       Potential problem loans decreased $0.7 million during the three months ended March 31, 2002 from $18.7 million at December 31, 2001 to $18.0 million at March 31, 2002. Significant relationships included in potential problem loans involve one $8.4 million relationship secured by condominium buildings and lots, single-family residences and lots, and other developed land located at the Lake of the Ozarks, Missouri and one $3.6 million relationship secured by a motel in Springfield, Missouri. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

       The Bank's allowance for loan losses as a percentage of total loans was 2.28% and 2.10% at March 31, 2002, and December 31, 2001, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

NEXT PAGE

Total Non-interest Income

       Total non-interest income increased $116,000, or 2.7%, in the three months ended March 31, 2002 when compared to the same period in 2001. The increase was primarily due to: (i) an increase in net realized gains on sales of fixed-rate residential and student loans of $82,000, or 23.0%; and (ii) an increase in net realized gains on sales of available-for-sale securities of $595,000. During the three months ended March 31, 2002, the Bank sold more residential and student loans than in the same period during 2001. During the 2002 period, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. The increase in gain on sale of available-for-sale securities was due to the sale of U. S. agency bonds with relatively high price volatility in the event of sharply rising interest rates. Management elected to sell these bonds at a premium and reinvest the proceeds.

       This increase was partially offset by a decrease in commission revenues earned by the Company's travel and investment subsidiaries in 2002 of $252,000, or 14.5%. Both subsidiaries have experienced decreased sales activity as a result of general economic conditions prevailing in 2001 and 2002. The investment subsidiary has been adversely affected by declining activity by investors in the U. S. stock markets. The travel subsidiary has been adversely affected by the merger of American Airlines and Trans World Airlines (TWA). Special incentives negotiated between the travel subsidiary and TWA were discontinued in 2001 as a result of the merger. In 2002, many airlines and other vendors have reduced or eliminated commissions paid to travel agencies. Also, the Company incurred expenses on foreclosed assets of $327,000 in 2002 versus expenses on foreclosed assets of $82,000 in 2001. In 2002, the Company incurred expenses of $200,000 to provide for potential losses on foreclosed assets due to additional valuation allowances on certain properties.

Total Non-interest Expense

       Total non-interest expense decreased $60,000, or 0.9%, in the three months ended March 31, 2002, compared to the same period in 2001. The decrease was primarily due to a reduction in other operating expenses of $389,000, or 31.4%. The 2001 period included approximately $250,000 of fees paid to consultants for implementation of new customer products and services.

       This decrease was partially offset by: (i) an increase of $274,000, or 7.6%, in salaries and employee benefits primarily due to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key supervisory and customer sales positions; (ii) an increase in net occupancy and equipment expense of $120,000, or 11.5%, primarily due to increases in depreciation; and (iii) other increases and decreases in non-interest expense areas.

Provision for Income Taxes

       Provision for income taxes as a percentage of pre-tax income decreased from 34.8% in the three months ended March 31, 2001, to 33.7% in the three months ended March 31, 2002, as a result of additional tax-exempt investments.

NEXT PAGE

Average Balances, Interest Rates and Yields

       The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. The table does not include non-interest-bearing demand deposits and does not reflect any effect of income taxes.

NEXT PAGE

	Three Months Ended March 31,
	2002			2001
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 982,710	$15,673	6.38%	$ 916,429	$21,379	9.33%
Investment securities and other interest-earning assets	282,844	4,107	5.81	183,735	3,450	7.51
Total interest-earning assets	$1,265,554	19,780	6.25	$1,100,164	24,829	9.03

Interest-bearing liabilities:
Demand deposits	$ 160,169	435	1.09	$ 124,891	624	2.00
Savings deposits	1,112	4	1.44	18,043	104	2.31
Time deposits	682,310	5,482	3.21	565,539	8,637	6.11
Total deposits	843,591	5,921	2.81	708,473	9,365	5.29
FHLBank advances and other borrowings	297,324	2,189	2.94	286,515	4,206	5.87
Total interest-bearing liabilities	$1,140,915	8,110	2.84	$ 994,988	13,571	5.46

Net interest income:
Interest rate spread		$11,670	3.41%		$11,258	3.57%

Net interest margin(1)			3.69%			4.09%

Average interest-earning assets to average interest-bearing liabilities	110.92%			110.57%

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

	Three Months Ended
	March 31,
	2002 vs. 2001
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,397)	$1,691	$(5,706)
Investment securities and
other interest-earning assets	(476)	1,133	657
Total interest-earning assets	(7,873)	2,824	(5,049)

Interest-bearing liabilities:
Demand deposits	(496)	307	(189)
Savings deposits	(29)	(71)	(100)
Time deposits	(5,591)	2,436	(3,155)
Total deposits	(6,116)	2,672	(3,444)
FHLBank advances and other borrowings	(2,182)	165	(2,017)
Total interest-bearing liabilities	(8,298)	2,837	(5,461)
Net interest income	$ 425	$ (13)	$ 412

NEXT PAGE

Liquidity and Capital Resources

        Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2002 the Company had commitments of approximately $131 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

       Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

       The Company's stockholders' equity was $87.6 million, or 6.6% of total assets of $1.33 billion at March 31, 2002, compared to equity of $85.3 million, or 6.4%, of total assets of $1.32 billion at December 31, 2001.

        Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% core capital ratio. On March 31, 2002, the Bank's Tier 1 risk-based capital ratio was 9.42%, total risk-based capital ratio was 10.68% and the core capital ratio was 7.45%. As of March 31, 2002, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2002, the Company's Tier 1 risk-based capital ratio was 10.15%, total risk-based capital ratio was 11.41% and the leverage ratio was 8.03%. As of March 31, 2002, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

        At March 31, 2002, the held-to-maturity investment portfolio included $53,000 of gross unrealized losses. The unrealized losses are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or accretion of discount because no sale of the held-to-maturity investment portfolio is foreseen.

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

NEXT PAGE

       Statements of Cash Flows. During the three months ended March 31, 2002, and 2001, respectively, the Company experienced positive cash flows from operating activities and financing activities.

       Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, the provision for losses on foreclosed assets, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities during the three months ended March 31, 2002 and 2001. Operating activities provided cash flows of $14.5 million during the three months ended March 31, 2002, and $11.1 million during the three months ended March 31, 2001.

       During the three months ended March 31, 2002 and 2001, respectively, investing activities used cash of $21.7 million and $26.9 million primarily due to the net increase in loans and investment securities.

       Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases in deposits after interest credited, offset by decreases in FHLBank advances, decreases in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $3.7 million in cash during the three months ended March 31, 2002 and $25.3 million in cash during the three months ended March 31, 2001. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings, purchase of treasury stock, and payment of dividends.

       Dividends. During the three months ended March 31, 2002 the Company declared dividends of $.265 per share and paid dividends of $.125 per share, or 16% of net income per share, compared to dividends declared and paid during the three months ended March 31, 2001 of $.125 per share, or 19% of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

       Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2002, the Company repurchased 8,695 shares of its common stock at an average price of $28.87 per share and reissued 14,959 shares of treasury stock at an average price of $15.00 per share to cover stock option exercises. During the three months ended March 31, 2001, the Company repurchased 2,408 shares of its common stock at an average price of $17.78 per share and reissued 587 shares of treasury stock at an average price of $11.46 per share to cover stock option exercises.

       Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value after taking into consideration the earnings of the Company and other alternative uses of available capital. The number of shares of stock that will be repurchased and the price that will be paid are the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

NEXT PAGE

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As discussed in the "Asset and Liability Management and Interest Rate Risk" section of Management's Discussion and Analysis, the Company utilizes interest rate swaps to effectively convert a portion of its fixed rate brokered deposits and fixed rate trust preferred securities to variable rates of interest.

       In addition to the disclosures previously made by the Company in the December 31, 2001, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at March 31, 2002.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate
Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2002	$ 35.9	1.38%	6.18%
2003	31.0	1.04	5.88
2004	7.0	1.69	6.57
2005	15.5	1.35	6.20
2006	10.0	2.08	5.30
2007	25.0	1.92	4.10
2008	7.6	1.63	5.93
2009	34.8	1.94	5.76
2011	15.0	1.99	6.17
2016	59.5	1.97	6.22
2017	15.0	1.95	6.48
2031	17.3	3.98	9.00
Total Notional Amount	$273.6	1.86%	6.08%
Fair Value	$274.8

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

       None.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant

Date: May 6, 2002	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2002	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share

NEXT PAGE

Exhibit 11- Statement Re Computation of Earnings Per Share
	Three Months Ended
	March 31,
	2002	2001
Basic:

Average shares outstanding	6,865,558	6,896,839
Net income	$5,402,443	$4,727,132
Per share amount	$0.79	$0.69

Diluted:

Average shares outstanding	6,865,558	6,896,839
Net effect of dilutive stock options -
based on the treasury stock method
using average market price	58,726	117,530
Diluted shares	6,924,284	7,014,369
Net income	$5,402,443	$4,727,132
Per share amount	$0.78	$0.67

Note: Antidilutive stock options totaling 72,325 shares were not included in the calculation of diluted earnings per share at March 31, 2001. There were no antidilutive stock options at March 31, 2002.

END