Form 10-Q
period 2002-06-30
GREAT SOUTHERN BANCORP INC
filed 2002-08-12
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2002

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

Yes /X/     No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 6,863,357 shares of common stock, par value $.01, outstanding at August 12, 2002.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash	$ 34,592	$ 29,646
Interest-bearing deposits in other financial institutions	20,493	5,474
Cash and cash equivalents	55,085	35,120
Available-for-sale securities	220,125	233,805
Held-to-maturity securities (fair value $49,117 - June 2002;
$40,703 - December 2001)	47,228	37,465
Mortgage loans held for sale	1,070	7,135
Loans receivable, net of allowance for loan losses of
$21,255 - June 2002; $21,328 - December 2001	975,751	957,751
Interest receivable:
Loans	5,262	5,147
Investments	993	2,063
Prepaid expenses and other assets	10,665	7,464
Foreclosed assets held for sale, net	4,307	3,057
Premises and equipment, net	14,832	12,839
Investment in Federal Home Loan Bank Stock	14,962	14,962
Deferred income taxes	6,384	6,295

Total Assets	$1,356,664	$1,323,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 972,660	$ 886,870
Federal Home Loan Bank advances	231,821	258,743
Short-term borrowings	24,963	57,763
Trust preferred securities	17,895	17,160
Accrued interest payable	3,430	5,186
Advances from borrowers for taxes and insurance	731	295
Accounts payable and accrued expenses	4,173	2,983
Income taxes payable	7,069	8,849

Total Liabilities	1,262,742	1,237,849

Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued
12,325,002 shares	123	123
Additional paid-in capital	16,990	17,160
Retained earnings	136,645	127,489
Accumulated other comprehensive income:
Unrealized appreciation on available-for-sale securities,
net of income taxes of $438 - June 2002
and $384 - December 2001	855	710

	154,613	145,482
Less treasury common stock, at cost; June 2002 - 5,466,910 shares;
December 2001 - 5,462,467 shares	(60,691)	(60,228)

Total Stockholders' Equity	93,922	85,254

Total Liabilities and Stockholders' Equity	$1,356,664	$1,323,103

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$15,831	$19,046	$31,504	$40,425
Investment securities and other	4,322	3,050	8,430	6,499

TOTAL INTEREST INCOME	20,153	22,096	39,934	46,924

INTEREST EXPENSE
Deposits	5,530	8,937	11,451	18,302
Federal Home Loan Bank advances	1,783	2,838	3,645	6,421
Short-term borrowings and trust preferred securities	320	633	648	1,255

TOTAL INTEREST EXPENSE	7,633	12,408	15,744	25,978

NET INTEREST INCOME	12,520	9,688	24,190	20,946
PROVISION FOR LOAN LOSSES	1,650	1,050	3,000	2,700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,870	8,638	21,190	18,246

NON-INTEREST INCOME
Commissions	1,755	1,431	3,243	3,172
Service charges and ATM fees	2,025	2,132	3,872	4,136
Net realized gains on sales of loans	255	664	694	1,020
Net realized gains on available-for-sale securities	2,229	267	2,824	267
Expense on foreclosed assets	(167)	(11)	(494)	(93)
Other income	262	258	677	580

TOTAL NON-INTEREST INCOME	6,359	4,741	10,816	9,082

NON-INTEREST EXPENSE
Salaries and employee benefits	3,983	3,786	7,840	7,369
Net occupancy and equipment expense	1,288	1,049	2,447	2,088
Postage	365	302	695	611
Insurance	125	111	250	226
Amortization of goodwill	-	37	-	74
Advertising	156	163	266	327
Office supplies and printing	221	195	426	404
Other operating expenses	967	774	1,815	2,013

TOTAL NON-INTEREST EXPENSE	7,105	6,417	13,739	13,112
INCOME BEFORE INCOME TAXES	10,124	6,962	18,267	14,216
PROVISION FOR INCOME TAXES	3,590	2,430	6,331	4,957

NET INCOME	$ 6,534	$ 4,532	$11,936	$ 9,259

BASIC EARNINGS PER COMMON SHARE	$.95	$.66	$1.74	$1.34

DILUTED EARNINGS PER COMMON SHARE	$.94	$.65	$1.72	$1.33

DIVIDENDS DECLARED PER COMMON SHARE	$.14	$.13	$ .41	$ .25
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 11,936	$ 9,259
Proceeds from sales of loans held for sale	40,476	42,969
Originations of loans held for sale	(33,953)	(38,696)
Items not requiring (providing) cash:
Depreciation	1,233	963
Provision for loan losses	3,000	2,700
Provision for losses on foreclosed assets	254	--
Gain on sale of loans	(694)	(1,020)
Net realized gains on sale of available-for-sale securities	(2,824)	(268)
(Gain) loss on sale of premises and equipment	(98)	3
Gain on sale of foreclosed assets	(24)	(208)
Amortization of deferred income and expense, premiums and discounts	459	(1,239)
Deferred income taxes	(143)	(375)
Changes in:
Accrued interest receivable	955	1,179
Prepaid expenses and other assets	60	(1,010)
Accounts payable and accrued expenses	(1,526)	(51)
Income taxes refundable/payable	(1,780)	1,342

Net cash provided by operating activities	17,331	15,548

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(27,407)	(26,023)
Purchase of loans	(5,853)	(5,584)
Proceeds from sale of student loans	8,663	9,087
Purchase of premises and equipment	(3,377)	(2,611)
Proceeds from sale of premises and equipment	249	246
Proceeds from sale of foreclosed assets	2,399	2,838
Capitalized costs on foreclosed assets	31	(86)
Proceeds from maturing held-to-maturity securities	11,560	10,000
Proceeds from called investment securities	30,000	100,906
Principal reductions on mortgage-backed securities	17,236	141
Purchase of held-to-maturity securities	(21,331)	(7,550)
Proceeds from sale of available-for-sale securities	97,246	59,248
Purchase of available-for-sale securities	(128,222)	(185,312)
Purchase of Federal Home Loan Bank stock	--	(24)

Net cash used in investing activities	(18,806)	(44,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	40,968	40,007
Net increase (decrease) in checking and savings deposits	42,211	(46)
Proceeds from Federal Home Loan Bank advances	1,855,400	896,700
Repayment of Federal Home Loan Bank advances	(1,882,322)	(865,757)
Net decrease in short-term borrowings	(32,800)	(43,680)
Proceeds from issuance of trust preferred securities	--	17,250
Net increase in advances from borrowers
for taxes and insurance	436	602
Purchase of treasury stock	(976)	(222)
Dividends paid	(1,820)	(1,724)
Stock options exercised	343	106

Net cash provided by financing activities	21,440	43,236

INCREASE IN CASH AND CASH EQUIVALENTS	19,965	14,060
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,120	40,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 55,085	$ 54,161

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2001, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$20,140	$ 13	$20,153	$39,907	$ 27	$39,934
Non-interest income	4,622	1,737	6,359	7,573	3,243	10,816
Segment profit	6,271	263	6,534	11,521	415	11,936

NEXT PAGE

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$22,082	$ 14	$22,096	$46,897	$ 27	$46,924
Non-interest income	3,291	1,450	4,741	5,894	3,188	9,082
Segment profit (loss)	4,650	(118)	4,532	9,196	63	9,259

NOTE 3: COMPREHENSIVE INCOME

       Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)

Net income	$ 6,534	$4,532	$11,936	$9,259

Unrealized holding gains, net of income taxes	2,602	34	1,981	317
Less: reclassification adjustment for gains included in net income, net of income taxes	(1,449)	(174)	(1,836)	(174)
	1,153	(140)	145	143
Other comprehensive income	$ 7,687	$4,392	$12,081	$9,402

NOTE 4: CHANGES IN ACCOUNTING PRINCIPLES

       The Company has adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. Initial adoption of SFAS 142 had no effect on the Company's financial statements.

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

Critical Accounting Policies, Judgments and Estimates

        The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

        The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among other, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

NEXT PAGE

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

        In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to manage the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position in order to maintain its net interest margin. The Company's experience with interest rates is discussed in more detail under the heading "Results of Operations and Comparison of the Three and Six Months Ended June 30, 2002 and 2001."

NEXT PAGE

        An important element of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or have a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income. At June 30, 2002, the Bank maintained a one-year gap position that was slightly positive.

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

NEXT PAGE

        In addition, the Company uses interest rate swaps to manage its interest rate risks from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and such liability exposes the Company to interest rate risk. The Company's experience with interest rate swaps is discussed in more detail under the heading "Item III. Quantitative and Qualitative Disclosures About Market Risk."

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

NEXT PAGE

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

        During the six months ended June 30, 2002, total assets increased by $33.6 million to $1.36 billion. Cash and interest-bearing deposits increased $20.0 million, held-to-maturity securities increased $9.8 million, net loans receivable increased $18.0 million, foreclosed assets increased $1.2 million, and premises and equipment increased $2.0 million, partially offset by a decrease in available-for-sale securities of $13.7 million, a decrease in mortgage loans held for sale of $6.1 million, and a decrease in interest receivable of $1.0 million. In addition, other assets increased $3.2 million, primarily as a result of recording the change in mark-to-market value of the Company's interest rate swaps. Based upon the terms of these swap agreements, in accordance with generally accepted accounting principles, the Company records changes in the market value of its interest rate swaps in the category "other assets," with a corresponding increase or decrease to the liability being hedged. The increase in interest-bearing deposits was primarily related to the decrease in available-for-sale securities as certain of the Company's securities were called shortly before June 30, 2002.

        Total liabilities increased $24.9 million to $1.26 billion. Deposits increased $85.8 million, partially offset by a decrease in short-term borrowings of $32.8 million and a decrease in Federal Home Loan Bank ("FHLBank") advances of $26.9 million. Deposits increased in all categories. Retail certificates of deposit increased $37.3 million, to $344 million. Total brokered deposits were $365 million at June 30, 2002, up from $359 million at December 31, 2001. The weighted average cost of these deposits was approximately 171 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduce the weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 136 basis points lower than the retail certificate of deposit portfolio. Interest-bearing checking balances accounted for $23.5 million of the increase in deposits. Non-interest-bearing checking balances increased $18.6 million. Checking and savings account balances totalled $263 million at June 30, 2002. The decrease in short-term borrowings was primarily the result of repayment of federal funds purchased. Certain FHLBank advances were also reduced as a result of the additional deposit account balances. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

        Stockholders' equity increased $8.7 million primarily as a result of net income of $11.9 million, partially offset by dividend declarations of $2.8 million and net stock repurchases of $463,000. The Company repurchased 28,893 shares of common stock at an average price of $33.77 per share during the six months ended June 30, 2002 and reissued 24,450 shares of treasury stock at an average price of $17.69 per share to cover stock option exercises.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

        The increase in net income of $2.0 million, or 44.2%, for the three months ended June 30, 2002 compared to the same period in 2001, was primarily due to an increase in net interest income of $2.8 million, or 29.2%, and an increase in non-interest income of $1.6 million, or 34.1%. These were partially offset by an increase in provision for income taxes of $1.2 million, or 47.7%, an increase in non-interest expense of $688,000, or 10.7%, and an increase in provision for loan losses of $600,000, or 57.1%, during the three month period.

        The increase in net income of $2.7 million, or 28.9%, for the six months ended June 30, 2002 compared to the same period in 2001, was primarily due to an increase in net interest income of $3.2 million, or 15.5%, and an increase in non-interest income of $1.7 million, or 19.1%. These were partially offset by an increase in provision for income taxes of $1.4 million, or 27.7%, an increase in non-interest expense of $627,000, or 4.8%, and an increase in provision for loan losses of $300,000, or 11.1%, during the six month period.

Total Interest Income

        Total interest income decreased $1.9 million, or 8.8%, during the three months ended June 30, 2002, when compared to the three months ended June 30, 2001. The decrease was due to a $3.2 million, or 16.9%, decrease in interest income on loans as a result of lower average rates, partially offset by higher average balances. This decrease was partially offset by a $1.3 million, or 41.7%, increase in interest income on investment securities and other interest-earning assets. Interest income on investment securities and other interest-earning assets increased due to higher average balances.

        Total interest income decreased $7.0 million, or 14.9%, during the six months ended June 30, 2002, when compared to the six months ended June 30, 2001. The decrease was due to a $8.9 million, or 22.1%, decrease in interest income on loans as a result of lower average rates, partially offset by higher average balances. This decrease was partially offset by a $1.9 million, or 29.7%, increase in interest income on investment securities and other interest-earning assets. Interest income on investment securities and other interest-earning assets increased due to higher average balances.

NEXT PAGE

        While there were no significant unusual items impacting interest income in the six months ended June 30, 2002, the following items did have a positive effect on interest income during the six months ended June 30, 2001:

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

Interest Income - Loans

        During the three months ended June 30, 2002, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $5.0 million as the result of lower average interest rates. The average yield on loans decreased from 8.34% during the three months ended June 30, 2001, to 6.41% during the three months ended June 30, 2002, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The prime rate of interest averaged 7.35% during the three months ended June 30, 2001, compared to an average of 4.75% during the three months ended June 30, 2002.

        Interest income increased $1.8 million as the result of higher average loan balances from $913 million during the three months ended June 30, 2001, to $988 million during the three months ended June 30, 2002. The higher average balance resulted from the Bank's increase in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one- to four- family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

        During the six months ended June 30, 2002, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $12.4 million as a result of lower average interest rates. The average yield on loans decreased from 8.84% during the six months ended June 30, 2001, to 6.40% during the six months ended June 30, 2002, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The prime rate of interest averaged 7.99% during the six months ended June 30, 2001, compared to an average of 4.75% during the six months ended June 30, 2002.

NEXT PAGE

        Interest income increased $3.5 million as the result of higher average loan balances from $914 million during the six months ended June 30, 2001, to $985 million during the six months ended June 30, 2002. The higher average balance resulted from the Bank's increase in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one- to four- family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investment Securities and Other Interest-Earning Assets

        Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates during the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. Interest income increased $1.4 million as a result of higher average balances from $201 million during the three months ended June 30, 2001 to $298 million during the three months ended June 30, 2002. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements and public funds. Interest income decreased $130,000 as a result of lower average yields from 6.08% during the three months ended June 30, 2001, to 5.81% during the three months ended June 30, 2002, due to lower market rates of interest in 2002.

        Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates during the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Interest income increased $2.7 million as a result of higher average balances from $192 million during the six months ended June 30, 2001 to $290 million during the six months ended June 30, 2002. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements and public funds. Interest income decreased $738,000 as a result of lower average yields from 6.76% during the six months ended June 30, 2001, to 5.81% during the six months ended June 30, 2002, due to lower market rates of interest in 2002, and the yield increases in 2001 discussed above.

Total Interest Expense

        Total interest expense decreased $4.8 million, or 38.5%, during the three months ended June 30, 2002 when compared with the same period in 2001. The decrease during the three month period was due to a $3.4 million, or 38.1%, decrease in interest expense on deposits, a $1.1 million, or 37.2%, decrease in interest expense on FHLBank advances, and a $313,000, or 49.4%, decrease in interest expense on short-term borrowings and trust preferred securities.

        Total interest expense decreased $10.2 million, or 39.4%, during the six months ended June 30, 2002 when compared with the same period in 2001. The decrease during the six month period was due to a $6.9 million, or 37.4%, decrease in interest expense on deposits, a $2.8 million, or 43.2%, decrease in interest expense on FHLBank advances, and a $607,000, or 48.4%, decrease in interest expense on short-term borrowings and trust preferred securities.

NEXT PAGE

Interest Expense - Deposits

        Interest expense on deposits decreased $5.4 million due to lower average interest rates on time deposits from 5.65% during the three months ended June 30, 2001, to 2.86% during the three months ended June 30, 2002, and increased $2.1 million as a result of higher average balances of time deposits from $584 million during the three months ended June 30, 2001, to $698 million during the three months ended June 30, 2002. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and retail certificates of deposit. The average interest rates decreased due to lower overall market rates of interest and the effects of the Company's interest rate swaps. Interest on demand deposits decreased $490,000 due to lower average rates from 1.84% during the three months ended June 30, 2001, to 1.18% during the three months ended June 30, 2002, and increased $363,000 due to higher average balances from $146 million during the three months ended June 30, 2001, to $184 million during the three months ended June 30, 2002. Interest on savings deposits decreased insignificantly.

        Interest expense on deposits decreased $11.0 million due to lower average interest rates on time deposits from 5.88% during the six months ended June 30, 2001, to 3.03% during the six months ended June 30, 2002, and increased $4.5 million as a result of higher average balances of time deposits from $575 million during the six months ended June 30, 2001, to $690 million during the six months ended June 30, 2002. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and retail certificates of deposit. The average interest rates decreased due to lower overall market rates of interest and the effects of the Company's interest rate swaps. Interest on demand deposits decreased $968,000 due to lower average rates from 1.91% during the six months ended June 30, 2001, to 1.13% during the six months ended June 30, 2002, and increased $652,000 due to higher average balances from $135 million during the six months ended June 30, 2001, to $172 million during the six months ended June 30, 2002. Interest on savings deposits decreased $105,000 due to lower average balances and lower average rates.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

        Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $1.4 million due to lower average rates of interest from 5.01% in the three months ended June 30, 2001 to 3.00% in the three months ended June 30, 2002. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the significant decrease in average rates of interest. This decrease was slightly offset by an increase in average balances from $277 million during the three months ended June 30, 2001, to $281 million during the three months ended June 30, 2002.

        Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $3.6 million due to lower average rates of interest from 5.46% in the six months ended June 30, 2001 to 2.97% in the six months ended June 30, 2002. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the significant decrease in average rates of interest. This decrease was slightly offset by an increase in average balances from $281 million during the six months ended June 30, 2001, to $289 million during the six months ended June 30, 2002.

NEXT PAGE

Net Interest Income

        The Company's overall interest rate spread increased 63 basis points, or 20.9%, from 3.02% during the three months ended June 30, 2001, to 3.65% during the three months ended June 30, 2002. The increase was due to a 230 basis point decrease in the weighted average rates paid on interest-bearing liabilities, partially offset by a 167 basis point decrease in the weighted average yields received on interest-earning assets. In comparing the two periods, the yield on loans decreased 193 basis points while the yield on investment securities decreased 27 basis points. In addition, the rates paid on deposits decreased 238 basis points while the rates paid on FHLBank advances and other borrowings decreased 201 basis points. The Company's overall net interest margin increased 42 basis points, or 12.1%, from 3.48% during the three months ended June 30, 2001, to 3.90% during the three months ended June 30, 2002.

        The prime rate of interest averaged 7.35% during the three months ended June 30, 2001, compared to an average of 4.75% during the three months ended June 30, 2002. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on interest-earning assets.

        The Company's overall interest rate spread increased 24 basis points, or 7.3%, from 3.29% during the six months ended June 30, 2001, to 3.53% during the six months ended June 30, 2002. The increase was due to a 246 basis point decrease in the weighted average rates paid on interest-bearing liabilities, partially offset by a 222 basis point decrease in the weighted average yields received on interest-earning assets. In comparing the two periods, the yield on loans decreased 244 basis points while the yield on investment securities decreased 95 basis points. In addition, the rates paid on deposits decreased 243 basis points while the rates paid on FHLBank advances and other borrowings decreased 249 basis points. The Company's overall net interest margin remained unchanged at 3.79% during the six months ended June 30, 2001, and the six months ended June 30, 2002. See "Total Interest Income" for a discussion of additional items that impacted net interest income for the six months ended June 30, 2001.

       The prime rate of interest averaged 7.99% during the six months ended June 30, 2001, compared to an average of 4.75% during the six months ended June 30, 2002. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on interest-earning assets.

NEXT PAGE

Provision for Loan Losses

       The provision for loan losses increased from $1.1 million during the three months ended June 30, 2001 to $1.7 million during the three months ended June 30, 2002. For the six months ended June 30, 2002, the provision for loan losses was $3.0 million compared to $2.7 million for the same period in 2001.

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

       Non-performing assets were $19.5 million, up $6.9 million from December 31, 2001. Non-performings as a percentage of total assets were 1.41%. Non-performing loans increased $5.7 million to $15.2 million while foreclosed assets increased $1.2 million to $4.3 million. Non-performing loans increased primarily as a result of the addition of one relationship totaling $2.3 million in the quarter ended March 31, 2002, and another relationship totaling $8.7 million in the quarter ended June 30, 2002. The $2.3 million relationship is comprised of twenty-seven loans which are primarily secured by residential rental properties. This relationship was described in the March 31, 2002, Quarterly Report on Form 10-Q and was included in non-performing loans. The $8.7 million relationship is primarily secured by condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. This relationship was described in the December 31, 2001, Annual Report on Form 10-K and was previously included in potential problem loans. Non-performing loans decreased as a result of charging off another $1.6 million loan which was part of this $8.7 million relationship. Non-performing loans also decreased $2.0 million as a result of the foreclosure of a relationship secured by a motel, condominium units and vacant land in the Branson, Missouri area. This relationship was described in the December 31, 2001, Annual Report on Form 10-K and was included in non-performing loans. This $2.0 million addition to foreclosed assets was partially offset by the sale of a single-family residence with a book value of $485,000 which was described in the December 31, 2001, Annual Report on Form 10-K.

       The two non-performing loan relationships described above make up about 70% of the total balance of non-performing loans. The Company does not expect this increase to have a material negative impact on its net interest income in the coming quarters.

NEXT PAGE

        During the six months ended June 30, 2002, net income and expense on foreclosed assets was negatively impacted by a write-down during the period totaling $250,000 on one foreclosed property. This write-down was the result of an updated valuation of the property during the period. During the six months ended June 30, 2001, net income and expense on foreclosed assets was positively impacted by the sale of one large parcel of undeveloped land at a gain of $535,000. Net income and expense on foreclosed assets was negatively impacted by write-downs during this same time period totaling $514,000 on three foreclosed properties. These write-downs were the result of updated valuations of the properties during the period.

        Potential problem loans decreased $9.7 million during the six months ended June 30, 2002 from $18.7 million at December 31, 2001 to $9.0 million at June 30, 2002, due primarily to the reclassification of the $8.7 million relationship described above from potential problem to non-performing status and other smaller relationships which were removed from or added to the problem asset watchlist. Significant relationships included in potential problem loans involve one $3.6 million relationship secured by a motel in Springfield, Missouri. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

       The Bank's allowance for loan losses as a percentage of total loans was 2.13% and 2.16% at June 30, 2002, and December 31, 2001, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Total Non-interest Income

       Total non-interest income increased $1.6 million, or 34.1%, in the three months ended June 30, 2002 when compared to the same period in 2001. The increase was primarily due to: (i) an increase in commission revenues earned by the Company's travel, insurance and investment subsidiaries in 2002 of $324,000, or 22.6%; and (ii) an increase in net realized gains on sales of available-for-sale securities of $2.0 million. Both the travel and investment subsidiaries experienced decreased sales activity as a result of general economic conditions prevailing in 2001. While economic conditions have not improved greatly in 2002, both subsidiaries have been able to increase revenues over the same period in the previous year. The travel subsidiary has negotiated a new incentive program with American Airlines which replaces the discontinued program previously in place with Trans World Airlines. The increase in gain on sale of available-for-sale securities was primarily due to the sale of the Company's holdings of the common stock of another publicly traded company. This transaction was completed on April 2, 2002, and was previously discussed in SEC filings by the Company.

NEXT PAGE

       This quarterly increase was partially offset by (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $409,000, or 61.6%; and (ii) a decrease in service charges and ATM fees of $107,000, or 5.0%. During the three months ended June 30, 2001, the Bank sold significantly more residential and student loans than in the same period during 2002. During the 2001 period, rapidly declining interest rates were conducive to the generation of new and refinanced fixed-rate mortgages, rather than adjustable-rate mortgages. The Bank typically sells its fixed-rate mortgage originations. In addition, during the 2001 period, the Company sold one commercial real estate loan that was purchased at a discount from the Resolution Trust Corporation in a prior year, resulting in a gain of $300,000. The decrease in service charges and ATM fees resulted from slightly lower volume of activity in overdrafts and insufficient funds checks. Also, the Company incurred net expenses on foreclosed assets of $167,000 in 2002 versus net expenses on foreclosed assets of $11,000 in 2001.

       Total non-interest income increased $1.7 million, or 19.1%, in the six months ended June 30, 2002 when compared to the same period in 2001. The increase was primarily due to: (i) an increase in commission revenues earned by the Company's travel, insurance and investment subsidiaries in 2002 of $71,000, or 2.2%; and (ii) an increase in net realized gains on sales of available-for-sale securities of $2.6 million. Both the travel and investment subsidiaries experienced decreased sales activity as a result of general economic conditions prevailing in 2001. While economic conditions have not improved greatly in 2002, both subsidiaries have been able to increase revenues over the same period in the previous year, primarily during the second quarter of 2002. The travel subsidiary has negotiated a new incentive program with American Airlines which replaces the discontinued program previously in place with Trans World Airlines. The increase in gain on sale of available-for-sale securities was primarily due to the sale of the Company's holdings of the common stock of another publicly traded company. This transaction was completed on April 2, 2002, and was previously discussed in SEC filings by the Company.

       This six month increase was partially offset by (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $326,000, or 32.0%; and (ii) a decrease in service charges and ATM fees of $264,000, or 6.4%. During the six months ended June 30, 2001, the Bank sold significantly more residential and student loans than in the same period during 2002. During the 2001 period, rapidly declining interest rates were conducive to the generation of new and refinanced fixed-rate mortgages, rather than adjustable-rate mortgages. The Bank typically sells its fixed-rate mortgage originations. In addition, during the 2001 period, the Company sold one commercial real estate loan that was purchased at a discount from the Resolution Trust Corporation in a prior year, resulting in a gain of $300,000. The decrease in service charges and ATM fees resulted from slightly lower volume of activity in overdrafts and insufficient funds checks. Also, the Company incurred net expenses on foreclosed assets of $494,000 in 2002 versus net expenses on foreclosed assets of $93,000 in 2001. In 2002, the Company incurred expenses of $250,000 to provide for potential losses on foreclosed assets due to additional valuation allowances on certain properties.

NEXT PAGE

Total Non-interest Expense

        Total non-interest expense increased $688,000, or 10.7%, in the three months ended June 30, 2002, compared to the same period in 2001. The increase was primarily due to: (i) an increase of $197,000, or 5.2%, in salaries and employee benefits primarily due to normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $239,000, or 22.8%, primarily due to increases in depreciation and various maintenance projects on buildings and equipment; and (iii) minor increases and decreases in other non-interest expense areas.

        Total non-interest expense increased $627,000, or 4.8%, in the six months ended June 30, 2002, compared to the same period in 2001. The increase was primarily due to: (i) an increase of $471,000, or 6.4%, in salaries and employee benefits primarily due to normal merit increases for existing employees; and (ii) an increase in net occupancy and equipment expense of $359,000, or 17.2%, primarily due to increases in depreciation and various maintenance projects on buildings and equipment. This was partially offset by (i) a decrease in other operating expenses of $198,000, or 9.8%, due primarily to approximately $250,000 of fees paid to consultants in the 2001 period for implementation of new customer products and services; and (ii) minor increases and decreases in other non-interest expense areas.

Provision for Income Taxes

       Provision for income taxes as a percentage of pre-tax income increased slightly from 34.9% in the three months ended June 30, 2001, to 35.5% in the three months ended June 30, 2002. Provision for income taxes as a percentage of pre-tax income decreased slightly from 34.9% in the six months ended June 30, 2001, to 34.7% in the six months ended June 30, 2002.

NEXT PAGE

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

NEXT PAGE

	Three Months Ended June 30,
	2002			2001
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets: Loans receivable	$ 987,688	$15,831	6.41%	$ 913,071	$19,046	8.34%
Investment securities and other interest-earning assets	297,579	4,322	5.81	200,560	3,050	6.08
Total interest-earning assets	$1,285,267	20,153	6.27	$1,113,631	22,096	7.94
Interest-bearing liabilities: Demand deposits	$ 184,436	542	1.18	$ 145,553	669	1.84
Savings deposits	1,011	5	1.98	1,621	10	2.47
Time deposits	697,534	4,983	2.86	584,477	8,258	5.65
Total deposits	882,981	5,530	2.51	731,651	8,937	4.89
FHLBank advances and other borrowings	280,704	2,103	3.00	276,961	3,471	5.01
Total interest-bearing liabilities	$1,163,685	7,633	2.62	$1,008,612	12,408	4.92
Net interest income: Interest rate spread		$12,520	3.65%		$9,688	3.02%
Net interest margin(1)			3.90%			3.48%
Average interest-earning assets to average interest-bearing liabilities	110.45%			110.41%

___________________
(1) Defined as the Company's net interest income divided by total interest-earning assets.

	Six Months Ended June 30,
	2002			2001
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets: Loans receivable	$ 985,213	$31,504	6.40%	$ 914,294	$40,425	8.84%
Investment securities and other interest-earning assets	290,252	8,430	5.81	192,194	6,499	6.76
Total interest-earning assets	$1,275,465	39,934	6.26	$1,106,488	46,924	8.48
Interest-bearing liabilities: Demand deposits	$ 172,370	977	1.13	$ 135,279	1,293	1.91
Savings deposits	1,061	9	1.70	9,786	114	2.33
Time deposits	689,964	10,465	3.03	575,061	16,895	5.88
Total deposits	863,395	11,451	2.65	720,126	18,302	5.08
FHLBank advances and other borrowings	288,968	4,293	2.97	281,342	7,676	5.46
Total interest-bearing liabilities	$1,152,363	15,744	2.73	$1,001,468	25,978	5.19
Net interest income: Interest rate spread		$24,190	3.53%		$20,946	3.29%
Net interest margin(1)			3.79%			3.79%
Average interest-earning assets to average interest-bearing liabilities	110.68%			110.49%

___________________
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

	Three Months Ended June 30, 2002 vs. 2001			Six Months Ended June 30, 2002 vs. 2001
	Increase			Increase
	(Decrease)			(Decrease)
	Due to		Total Increase	Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,968)	$1,753	$(3,215)	$(12,395)	$3,474	$(8,921)
Investment securities and other interest-earning assets	(130)	1,402	1,272	(738)	2,669	1,931
Total interest-earning assets	(5,098)	3,155	(1,943)	(13,133)	6,143	(6,990)
Interest-bearing liabilities:
Demand deposits	(490)	363	(127)	(968)	652	(316)
Savings deposits	(2)	(3)	(5)	(25)	(80)	(105)
Time deposits	(5,380)	2,105	(3,275)	(10,955)	4,525	(6,430)
Total deposits	(5,872)	2,465	(3,407)	(11,948)	5,097	(6,851)
FHLBank advances and other borrowings	(1,416)	48	(1,368)	(3,597)	214	(3,383)
Total interest-bearing liabilities	(7,288)	2,513	(4,775)	(15,545)	5,311	(10,234)
Net interest income	$ 2,190	$ 642	$ 2,832	$ 2,412	$ 832	$ 3,244

NEXT PAGE

Liquidity and Capital Resources

       Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2002, the Company had commitments of approximately $138 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

        Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

       The Company's stockholders' equity was $93.9 million, or 6.9% of total assets of $1.36 billion at June 30, 2002, compared to equity at $85.3 million, or 6.4%, of total assets of $1.32 billion at December 31, 2001.

       Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% core capital ratio. On June 30, 2002, the Bank's Tier 1 risk-based capital ratio was 9.59%, total risk-based capital ratio was 10.85% and the core capital ratio was 7.67%. As of June 30, 2002, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2002, the Company's Tier 1 risk-based capital ratio was 10.35%, total risk-based capital ratio was 11.61% and the leverage ratio was 8.28%. As of June 30, 2002, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

       At June 30, 2002, the held-to-maturity investment portfolio included $-0- of gross unrealized losses.

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

NEXT PAGE

       Statements of Cash Flows. During the six months ended June 30, 2002, and 2001, respectively, the Company experienced positive cash flows from operating activities and financing activities.

       Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, the provision for losses on foreclosed assets, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities during the six months ended June 30, 2002 and 2001. Operating activities provided cash flows of $17.3 million during the six months ended June 30, 2002, and $15.5 million during the six months ended June 30, 2001.

       During the six months ended June 30, 2002 and 2001, respectively, investing activities used cash of $18.8 million and $44.7 million primarily due to the net increase in loans and investment securities.

       Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases in deposits after interest credited and proceeds from the issuance of trust preferred debentures, offset by decreases in FHLBank advances, decreases in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $21.4 million in cash during the six months ended June 30, 2002 and $43.2 million in cash during the six months ended June 30, 2001. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings, purchase of treasury stock, and payment of dividends.

        Dividends. During the six months ended June 30, 2002, the Company declared dividends of $.41 per share, or 24% of net income per share, and paid dividends of $.27 per share, or 16% of net income per share, compared to dividends declared and paid during the six months ended June 30, 2001 of $.25 per share, or 19% of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

       Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the six months ended June 30, 2002, the Company repurchased 28,893 shares of its common stock at an average price of $33.77 per share and reissued 24,450 shares of treasury stock at an average price of $17.69 per share to cover stock option exercises. During the six months ended June 30, 2001, the Company repurchased 9,642 shares of its common stock at an average price of $23.03 per share and reissued 22,634 shares of treasury stock at an average price of $15.11 per share to cover stock option exercises.

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

       In addition to the disclosures previously made by the Company in the December 31, 2001, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at June 30, 2002.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

	(In Millions)
Interest Rate Derivatives Interest Rate Swaps:
Expected Maturity Date
2002	$ 29.2	1.10%	5.98%
2003	36.1	1.12	5.76
2004	7.0	1.65	6.57
2005	15.8	1.30	6.20
2006	10.0	1.88	5.30
2007	25.0	1.88	4.10
2008	7.6	1.50	5.44
2009	30.0	1.95	5.70
2011	15.0	1.93	6.17
2012	5.0	1.86	5.25
2016	60.0	1.94	6.22
2017	35.0	1.85	5.53
2031	17.3	4.11	9.00

Total Notional Amount	$293.0	1.81%	5.92%

Fair Value	$299.4

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

       None.

Item 3.   Defaults Upon Senior Securities

       None.

Item 4.   Submission of Matters to Vote of Common Stockholders

       a)  Results of 2002 Annual Meeting of Stockholders of Great Southern Bancorp, Inc.

1)	There were 6,868,300 shares entitled to vote at said meeting.
2)	William E. Barclay received 6,310,814 votes for director and Larry D. Frazier received 6,313,277 votes for director.

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

Great Southern Bancorp, Inc.
Registrant

Date: August 12, 2002	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2002	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of GREAT SOUTHERN BANCORP, INC. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date: August 12, 2002	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2002	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share

NEXT PAGE

Exhibit 11- Statement Re Computation of Earnings Per Share
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Basic:

Average shares outstanding	6,866,259	6,895,317	6,861,969	6,903,258
Net income	$6,533,789	$4,531,745	$11,936,232	$9,258,877
Per share amount	$0.95	$0.66	$1.74	$1.34

Diluted:

Average shares outstanding	6,866,259	6,895,317	6,861,969	6,903,258
Net effect of dilutive stock options -
based on the treasury stock method
using average market price	79,308	48,288	79,308	48,288
Diluted shares	6,945,567	6,943,605	6,941,277	6,951,546
Net income	$6,533,789	$4,531,745	$11,936,232	$9,258,877
Per share amount	$0.94	$0.65	$1.72	$1.33

Note: Antidilutive stock options totaling 3,400 shares were not included in the calculation of diluted earnings per share at June 30, 2001. There were no antidilutive stock options at June 30, 2002.

END