Form 10-Q
period 2002-09-30
GREAT SOUTHERN BANCORP INC
filed 2002-11-13
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2002

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

Yes /X/     No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 6,863,642 shares of common stock, par value $.01, outstanding at November 12, 2002.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash	$ 44,147	$ 29,646
Interest-bearing deposits in other financial institutions	9,265	5,474
Cash and cash equivalents	53,412	35,120
Available-for-sale securities	205,519	233,805
Held-to-maturity securities (fair value $55,566 - September 2002;
$40,703 - December 2001)	51,986	37,465
Mortgage loans held for sale	3,845	7,135
Loans receivable, net of allowance for loan losses of
$22,031 - September 2002; $21,328 - December 2001	996,413	957,751
Interest receivable:
Loans	5,092	5,147
Investments	1,533	2,063
Prepaid expenses and other assets	17,088	7,464
Foreclosed assets held for sale, net	3,189	3,057
Premises and equipment, net	15,650	12,839
Investment in Federal Home Loan Bank Stock	14,962	14,962
Deferred income taxes	5,704	6,295

Total Assets	$1,374,393	$1,323,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,027,644	$ 886,870
Federal Home Loan Bank advances	181,526	258,743
Short-term borrowings	31,897	57,763
Trust preferred securities	18,615	17,160
Accrued interest payable	2,365	5,186
Advances from borrowers for taxes and insurance	986	295
Accounts payable and accrued expenses	4,602	2,983
Income taxes payable	6,346	8,849

Total Liabilities	1,273,981	1,237,849

Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued
12,325,002 shares	123	123
Additional paid-in capital	16,990	17,160
Retained earnings	141,604	127,489
Accumulated other comprehensive income:
Unrealized appreciation on available-for-sale securities,
net of income taxes of $1,134 - September 2002
and $384 - December 2001	2,272	710

	160,989	145,482
Less treasury common stock, at cost; September 2002 - 5,461,360 shares;
December 2001 - 5,462,467 shares	(60,577)	(60,228)

Total Stockholders' Equity	100,412	85,254

Total Liabilities and Stockholders' Equity	$1,374,393	$1,323,103

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$16,557	$18,924	$48,061	$59,347
Investment securities and other	3,956	3,203	12,386	9,703

TOTAL INTEREST INCOME	20,513	22,127	60,447	69,050

INTEREST EXPENSE
Deposits	5,447	7,354	16,897	25,657
Federal Home Loan Bank advances	1,739	2,055	5,384	8,475
Short-term borrowings and trust preferred securities	290	1,095	938	2,350

TOTAL INTEREST EXPENSE	7,476	10,504	23,219	36,482

NET INTEREST INCOME	13,037	11,623	37,228	32,568
PROVISION FOR LOAN LOSSES	1,300	1,050	4,300	3,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,737	10,573	32,928	28,818

NON-INTEREST INCOME
Commissions	1,265	1,212	4,508	4,383
Service charges and ATM fees	2,217	2,124	6,089	6,261
Net realized gains on sales of loans	341	297	1,035	1,317
Net realized gains on available-for-sale securities	621	99	3,445	367
Expense on foreclosed assets	(45)	(347)	(538)	(440)
Other income	254	318	931	898

TOTAL NON-INTEREST INCOME	4,653	3,703	15,470	12,786

NON-INTEREST EXPENSE
Salaries and employee benefits	4,011	3,740	11,851	11,109
Net occupancy and equipment expense	1,441	1,200	3,888	3,288
Postage	362	302	1,057	914
Insurance	133	120	382	346
Amortization of goodwill	--	127	--	200
Advertising	190	171	457	498
Office supplies and printing	190	207	616	611
Other operating expenses	998	910	2,815	2,923

TOTAL NON-INTEREST EXPENSE	7,325	6,777	21,066	19,889
INCOME BEFORE INCOME TAXES	9,065	7,499	27,332	21,715
PROVISION FOR INCOME TAXES	3,146	2,649	9,476	7,606

NET INCOME	$ 5,919	$ 4,850	$17,856	$ 14,109

BASIC EARNINGS PER COMMON SHARE	$.86	$.70	$2.60	$2.05

DILUTED EARNINGS PER COMMON SHARE	$.85	$.70	$2.57	$2.03

DIVIDENDS DECLARED PER COMMON SHARE	$.14	$.13	$ .55	$ .38
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 17,856	$ 14,109
Proceeds from sales of loans held for sale	65,531	63,229
Originations of loans held for sale	(58,570)	(63,098)
Items not requiring (providing) cash:
Depreciation	1,890	1,515
Provision for loan losses	4,300	3,750
Provision for losses on foreclosed assets	254	--
Gain on sale of loans	(1,035)	(1,317)
Net realized gains on sale of available-for-sale securities	(3,445)	(367)
(Gain) loss on sale of premises and equipment	(86)	22
Gain on sale of foreclosed assets	(158)	(17)
Amortization of deferred income and expense, premiums and discounts	394	(610)
Deferred income taxes	(159)	(757)
Changes in:
Accrued interest receivable	585	652
Prepaid expenses and other assets	84	(774)
Accounts payable and accrued expenses	(2,163)	(330)
Income taxes refundable/payable	(2,503)	1,364

Net cash provided by operating activities	22,775	17,371

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(48,675)	(53,531)
Purchase of loans	(9,323)	(9,191)
Proceeds from sale of student loans	9,889	10,037
Purchase of premises and equipment	(4,866)	(3,649)
Proceeds from sale of premises and equipment	251	307
Proceeds from sale of foreclosed assets	2,897	3,778
Capitalized costs on foreclosed assets	31	(418)
Proceeds from maturing investment securities	11,561	12,000
Proceeds from called investment securities	30,000	116,495
Principal reductions on mortgage-backed securities	33,824	653
Purchase of held-to-maturity securities	(26,088)	(8,265)
Proceeds from sale of available-for-sale securities	151,235	84,930
Purchase of available-for-sale securities	(181,913)	(248,488)
Purchase of Federal Home Loan Bank stock	--	(24)

Net cash used in investing activities	(31,177)	(95,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	56,107	70,936
Net increase in checking and savings deposits	76,278	9,999
Proceeds from Federal Home Loan Bank advances	2,573,000	904,300
Repayment of Federal Home Loan Bank advances	(2,650,217)	(975,543)
Net increase (decrease) in short-term borrowings	(25,866)	45,267
Proceeds from issuance of trust preferred securities	--	17,250
Net increase in advances from borrowers
for taxes and insurance	691	855
Purchase of treasury stock	(1,057)	(1,515)
Dividends paid	(2,780)	(2,588)
Stock options exercised	538	199

Net cash provided by financing activities	26,694	69,160

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,292	(8,835)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,120	40,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 53,412	$ 31,266

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2001, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$20,502	$ 11	$20,513	$60,409	$ 38	$60,447
Non-interest income	3,397	1,256	4,653	10,971	4,499	15,470
Segment profit (loss)	6,037	(118)	5,919	17,558	298	17,856

NEXT PAGE

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$22,107	$ 20	$22,127	$68,994	$ 56	$69,050
Non-interest income	2,472	1,231	3,703	8,367	4,419	12,786
Segment profit (loss)	5,077	(227)	4,850	14,273	(164)	14,109

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)

Net income	$5,919	$4,850	$17,856	$14,109
Unrealized holding gains,
net of income taxes	1,821	2,560	3,801	2,877
Less: reclassification adjustment
for gains included in
net income, net of income taxes	(404)	(64)	(2,239)	(238)
	1,417	2,496	1,562	2,639
Comprehensive income	$7,336	$7,346	$19,418	$16,748

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

         In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when incurred rather than at the date of commitment to an exit or disposal plan. This Statement replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

         In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS 141, Business Combinations. SFAS 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS 141 and the related intangibles accounted for in accordance with SFAS 142. SFAS 147 removes such acquisitions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 147 also amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS 72. The adoption of this Statement did not have a material effect on the Company's financial statements.

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

         In order to properly manage interest rate risk, the Bank's Board of Directors has established an Asset/Liability Management Committee ("ALCO") made up of members of management to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to manage the "gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board the results of the strategies used. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank's interest rate risk position in order to maintain its net interest margin. The Company's experience with interest rates is discussed in more detail under the heading "Results of Operations and Comparison of the Three and Nine Months Ended September 30, 2002 and 2001."

NEXT PAGE

         An important element of both earnings performance and liquidity is the management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. The difference between the Bank's interest-sensitive assets and interest-sensitive liabilities for a specified time frame is referred to as "gap." A financial institution is considered to be asset-sensitive, or have a positive gap, when the amount of its earning assets maturing or repricing within a given time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a financial institution is considered to be liability-sensitive, or have a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of earning assets also maturing or repricing within that time period. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to have an adverse effect on net interest income. During a period of falling interest rates, a positive gap would tend to have an adverse effect on net interest income, while a negative gap would tend to increase net interest income. At September 30, 2002, the Bank maintained a one-year gap position that was slightly positive.

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

NEXT PAGE

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

         During the nine months ended September 30, 2002, total assets increased by $51.3 million to $1.37 billion. Cash and interest-bearing deposits increased $18.3 million, held-to-maturity securities increased $14.5 million, net loans receivable increased $38.7 million, and premises and equipment increased $2.8 million, partially offset by a decrease in available-for-sale securities of $28.3 million, and a decrease in mortgage loans held for sale of $3.3 million. In addition, other assets increased $9.6 million, primarily as a result of recording the change in mark-to-market value of the Company's interest rate swaps. Based upon the terms of these swap agreements, in accordance with generally accepted accounting principles, the Company records changes in the market value of its interest rate swaps in the category "other assets," with a corresponding increase or decrease to the liability being hedged.

         Total liabilities increased $36.1 million to $1.27 billion. Deposits increased $140.8 million, partially offset by a decrease in Federal Home Loan Bank ("FHLBank") advances of $77.2 million and a decrease in short-term borrowings of $25.9 million. Deposits increased in all categories. Retail certificates of deposit increased $47.7 million, to $355 million. Total brokered deposits were $375 million at September 30, 2002, up from $359 million at December 31, 2001. The weighted average cost of these deposits was approximately 152 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduce the weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 130 basis points lower than the retail certificate of deposit portfolio. Interest-bearing checking balances accounted for $44.4 million of the increase in deposits. Non-interest-bearing checking balances increased $31.9 million. Checking and savings account balances totalled $297 million at September 30, 2002. The decrease in short-term borrowings was primarily the result of repayment of federal funds purchased when due. Certain FHLBank advances were also repaid when due as a result of the additional deposit account balances. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

         Stockholders' equity increased $15.2 million primarily as a result of net income of $17.9 million and unrealized appreciation on available-for-sale securities of $1.6 million, partially offset by dividend declarations of $3.7 million and net stock repurchases of $519,000. The Company repurchased 31,028 shares of common stock at an average price of $34.06 per share during the nine months ended September 30, 2002 and reissued 32,135 shares of treasury stock at an average price of $18.71 per share to cover stock option exercises.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         The increase in net income of $1.1 million, or 22.0%, for the three months ended September 30, 2002 compared to the same period in 2001, was primarily due to an increase in net interest income of $1.4 million, or 12.2%, and an increase in non-interest income of $950,000, or 25.7%. These were partially offset by an increase in non-interest expense of $548,000, or 8.1%, an increase in provision for income taxes of $497,000, or 18.8%, and an increase in provision for loan losses of $250,000, or 23.8%, during the three month period.

         The increase in net income of $3.7 million, or 26.6%, for the nine months ended September 30, 2002 compared to the same period in 2001, was primarily due to an increase in net interest income of $4.7 million, or 14.3%, and an increase in non-interest income of $2.7 million, or 21.0%. These were partially offset by an increase in provision for income taxes of $1.9 million, or 24.6%, an increase in non-interest expense of $1.2 million, or 5.9%, and an increase in provision for loan losses of $550,000, or 14.7%, during the nine month period.

Total Interest Income

         Total interest income decreased $1.6 million, or 7.3%, during the three months ended September 30, 2002, when compared to the three months ended September 30, 2001. The decrease was due to a $2.4 million, or 12.5%, decrease in interest income on loans as a result of lower average rates, partially offset by higher average balances. This decrease was partially offset by a $753,000, or 23.5%, increase in interest income on investment securities and other interest-earning assets. Interest income on investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates.

         Total interest income decreased $8.6 million, or 12.5%, during the nine months ended September 30, 2002, when compared to the nine months ended September 30, 2001. The decrease was due to an $11.3 million, or 19.0%, decrease in interest income on loans as a result of lower average rates, partially offset by higher average balances. This decrease was partially offset by a $2.7 million, or 27.7%, increase in interest income on investment securities and other interest-earning assets. Interest income on investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates.

         There was one significant unusual item impacting interest income in the three months and nine months ended September 30, 2002. Interest income was positively impacted by a recovery of $415,000 of interest on a commercial real estate loan that was charged off in a prior year.

NEXT PAGE

         While there were no significant unusual items impacting interest income in the three months ended September 30, 2001, the following significant unusual items did have a positive effect on interest income during the nine months ended September 30, 2001:

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

Interest Income - Loans

         During the three months ended September 30, 2002, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $3.6 million as the result of lower average interest rates. The average yield on loans decreased from 8.07% during the three months ended September 30, 2001, to 6.59% during the three months ended September 30, 2002, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The prime rate of interest averaged 6.58% during the three months ended September 30, 2001, compared to an average of 4.75% during the three months ended September 30, 2002.

         Interest income increased $1.3 million as the result of higher average loan balances from $938 million during the three months ended September 30, 2001, to $1.005 billion during the three months ended September 30, 2002. The higher average balance resulted from the Bank's increase in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one- to four- family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

         During the nine months ended September 30, 2002, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $15.5 million as a result of lower average interest rates. The average yield on loans decreased from 8.57% during the nine months ended September 30, 2001, to 6.46% during the nine months ended September 30, 2002, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The prime rate of interest averaged 7.51% during the nine months ended September 30, 2001, compared to an average of 4.75% during the nine months ended September 30, 2002.

NEXT PAGE

         Interest income increased $4.2 million as the result of higher average loan balances from $923 million during the nine months ended September 30, 2001, to $992 million during the nine months ended September 30, 2002. The higher average balance resulted from the Bank's increase in commercial real estate and construction lending, multi-family residential lending, and indirect dealer consumer lending. The Bank's one- to four- family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investment Securities and Other Interest-Earning Assets

         Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates during the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. Interest income increased $1.2 million as a result of higher average balances from $206 million during the three months ended September 30, 2001 to $294 million during the three months ended September 30, 2002. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements and public funds. Interest income decreased $474,000 as a result of lower average yields from 6.23% during the three months ended September 30, 2001, to 5.39% during the three months ended September 30, 2002, due to lower market rates of interest in 2002.

         Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates during the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Interest income increased $4.2 million as a result of higher average balances from $197 million during the nine months ended September 30, 2001 to $291 million during the nine months ended September 30, 2002. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements and public funds. Interest income decreased $1.5 million as a result of lower average yields from 6.58% during the nine months ended September 30, 2001, to 5.67% during the nine months ended September 30, 2002, due to lower market rates of interest in 2002, and the yield increases in 2001 discussed above.

Total Interest Expense

         Total interest expense decreased $3.0 million, or 28.8%, during the three months ended September 30, 2002 when compared with the same period in 2001. The decrease during the three month period was due to a $1.9 million, or 25.9%, decrease in interest expense on deposits, an $805,000, or 73.5%, decrease in interest expense on short-term borrowings and trust preferred securities, and a $316,000, or 15.4%, decrease in interest expense on FHLBank advances.

         Total interest expense decreased $13.3 million, or 36.4%, during the nine months ended September 30, 2002 when compared with the same period in 2001. The decrease during the nine month period was due to an $8.8 million, or 34.1%, decrease in interest expense on deposits, a $3.1 million, or 36.5%, decrease in interest expense on FHLBank advances, and a $1.4 million, or 60.1%, decrease in interest expense on short-term borrowings and trust preferred securities.

NEXT PAGE

Interest Expense - Deposits

         Interest expense on deposits decreased $3.0 million due to lower average interest rates on time deposits from 4.51% during the three months ended September 30, 2001, to 2.71% during the three months ended September 30, 2002, and increased $1.1 million as a result of higher average balances of time deposits from $593 million during the three months ended September 30, 2001, to $705 million during the three months ended September 30, 2002. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and retail certificates of deposit. The average interest rates decreased due to lower overall market rates of interest and the effects of the Company's interest rate swaps. Interest on demand deposits decreased $157,000 due to lower average rates from 1.75% during the three months ended September 30, 2001, to 1.38% during the three months ended September 30, 2002, and increased $156,000 due to higher average balances from $152 million during the three months ended September 30, 2001, to $193 million during the three months ended September 30, 2002. Interest on savings deposits decreased insignificantly.

         Interest expense on deposits decreased $12.3 million due to lower average interest rates on time deposits from 5.41% during the nine months ended September 30, 2001, to 2.92% during the nine months ended September 30, 2002, and increased $4.0 million as a result of higher average balances of time deposits from $581 million during the nine months ended September 30, 2001, to $695 million during the nine months ended September 30, 2002. The average balances on time deposits increased as a result of the Bank's continued use of brokered deposits and retail certificates of deposit. The average interest rates decreased due to lower overall market rates of interest and the effects of the Company's interest rate swaps. Interest on demand deposits decreased $768,000 due to lower average rates from 1.85% during the nine months ended September 30, 2001, to 1.22% during the nine months ended September 30, 2002, and increased $451,000 due to higher average balances from $141 million during the nine months ended September 30, 2001, to $179 million during the nine months ended September 30, 2002. Interest on savings deposits decreased $108,000 due to lower average balances and lower average rates.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

         Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $913,000 due to lower average rates of interest from 4.44% in the three months ended September 30, 2001 to 3.05% in the three months ended September 30, 2002. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the significant decrease in average rates of interest in the recent falling rate environment. In addition, interest expense decreased $208,000 due to a decrease in average balances from $284 million during the three months ended September 30, 2001, to $266 million during the three months ended September 30, 2002.

         Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $4.5 million due to lower average rates of interest from 5.12% in the nine months ended September 30, 2001 to 3.00% in the nine months ended September 30, 2002. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the significant decrease in average rates of interest in the recent falling rate environment. Average balances decreased slightly from $282 million during the nine months ended September 30, 2001, to $281 million during the nine months ended September 30, 2002.

NEXT PAGE

Net Interest Income

         The Company's overall interest rate spread increased 9 basis points, or 2.5%, from 3.66% during the three months ended September 30, 2001, to 3.75% during the three months ended September 30, 2002. The increase was due to a 151 basis point decrease in the weighted average rates paid on interest-bearing liabilities, partially offset by a 142 basis point decrease in the weighted average yields received on interest-earning assets. In comparing the two periods, the yield on loans decreased 148 basis points while the yield on investment securities decreased 84 basis points. In addition, the rates paid on deposits decreased 152 basis points while the rates paid on FHLBank advances and other borrowings decreased 139 basis points. The Company's overall net interest margin decreased 5 basis points, or 1.2%, from 4.06% during the three months ended September 30, 2001, to 4.01% during the three months ended September 30, 2002.

         The prime rate of interest averaged 6.58% during the three months ended September 30, 2001, compared to an average of 4.75% during the three months ended September 30, 2002. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on interest-earning assets.

         The Company's overall interest rate spread increased 19 basis points, or 5.6%, from 3.41% during the nine months ended September 30, 2001, to 3.60% during the nine months ended September 30, 2002. The increase was due to a 213 basis point decrease in the weighted average rates paid on interest-bearing liabilities, partially offset by a 194 basis point decrease in the weighted average yields received on interest-earning assets. In comparing the two periods, the yield on loans decreased 211 basis points while the yield on investment securities decreased 91 basis points. In addition, the rates paid on deposits decreased 212 basis points while the rates paid on FHLBank advances and other borrowings also decreased 212 basis points. The Company's overall net interest margin decreased 1 basis point, or 0.3%, from 3.88% during the nine months ended September 30, 2001, to 3.87% during the nine months ended September 30, 2002. See "Total Interest Income" for a discussion of additional items that impacted net interest income for the nine months ended September 30, 2002 and 2001, respectively.

         The prime rate of interest averaged 7.51% during the nine months ended September 30, 2001, compared to an average of 4.75% during the nine months ended September 30, 2002. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on interest-earning assets.

NEXT PAGE

Provision for Loan Losses

         The provision for loan losses increased from $1.1 million during the three months ended September 30, 2001 to $1.3 million during the three months ended September 30, 2002. For the nine months ended September 30, 2002, the provision for loan losses was $4.3 million compared to $3.8 million for the same period in 2001.

         Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as losses believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, regular reviews by internal staff and regulatory examinations.

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

         Non-performing assets were $18.6 million, up $6.0 million from December 31, 2001, but down $0.9 million from June 30, 2002. Non-performings as a percentage of total assets were 1.36%. Compared to December 31, 2001, non-performing loans increased $5.9 million to $15.4 million while foreclosed assets increased $0.1 million to $3.2 million. Non-performing loans increased primarily as a result of the addition of one relationship totaling $1.1 million in the quarter ended March 31, 2002, and another relationship totaling $8.9 million in the quarter ended June 30, 2002. The $1.1 million relationship is comprised of twelve loans which are primarily secured by residential rental properties. This relationship was described in the March 31, 2002, Quarterly Report on Form 10-Q and was included in non-performing loans. This relationship was originally $2.3 million; the balance has been reduced through charge-offs and the sale of collateral and repayment of loans by the borrowers. The $8.9 million relationship is primarily secured by condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. This relationship was described in the December 31, 2001, Annual Report on Form 10-K and was previously included in potential problem loans. Non-performing loans decreased as a result of charging off another $1.6 million loan which had been part of this $8.9 million relationship. Non-performing loans also decreased $2.0 million as a result of the foreclosure of a relationship secured by a motel, condominium units and vacant land in the Branson, Missouri area. This relationship was described in the December 31, 2001, Annual Report on Form 10-K and was included in non-performing loans. This $2.0 million addition to foreclosed assets was partially offset by the sale of a single-family residence with a book value of $485,000 which was described in the December 31, 2001, Annual Report on Form 10-K. During the quarter ended September 30, 2002, foreclosed assets decreased $850,000 as a result of the sale of a planned golf course and undeveloped land. This sale resulted in no additional loss to the Company. This relationship was described in the December 31, 2001, Annual Report on Form 10-K.

NEXT PAGE

         The two non-performing loan relationships described above make up about 65% of the total balance of non-performing loans. The Company does not expect this increase to have a material negative impact on its net interest income in the coming quarters.

         During the nine months ended September 30, 2002, net income and expense on foreclosed assets was negatively impacted by a write-down during the period totaling $250,000 on one foreclosed property. This write-down was the result of an updated valuation of the property during the period. During the nine months ended September 30, 2001, net income and expense on foreclosed assets was positively impacted by the sale of one large parcel of undeveloped land at a gain of $535,000. Net income and expense on foreclosed assets was negatively impacted by write-downs during this same time period totaling $514,000 on three foreclosed properties. These write-downs were the result of updated valuations of the properties during the period.

         Potential problem loans decreased $10.5 million during the nine months ended September 30, 2002 from $18.7 million at December 31, 2001 to $8.2 million at September 30, 2002, due primarily to the reclassification of the $8.9 million relationship described above from potential problem to non-performing status and other smaller relationships which were removed from or added to the problem asset watchlist. Significant relationships included in potential problem loans involve one $3.6 million relationship secured by a motel in Springfield, Missouri, and one $1.3 million relationship secured by a motel in Branson, Missouri. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans.

         The Bank's allowance for loan losses as a percentage of total loans was 2.16% and 2.16% at September 30, 2002, and December 31, 2001, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Total Non-interest Income

         Total non-interest income increased $950,000, or 25.7%, in the three months ended September 30, 2002 when compared to the same period in 2001. The increase was primarily due to: (i) an increase in net realized gains on sales of available-for-sale securities of $522,000; (ii) an increase in service charges and ATM fees of $93,000, or 4.4%; and (iii) a decrease in net expenses on foreclosed assets of $302,000. The increase in gain on sale of available-for-sale securities was primarily due to the sale of certain U. S. agency mortgage-backed securities. The proceeds were used to fund securities purchases and to repay borrowings. The increase in service charge fees resulted from increased activity and a larger number of accounts. Expenses on foreclosed assets were higher in 2001 as the Company incurred expenses to prepare properties for sale primarily related to two properties.

NEXT PAGE

         Total non-interest income increased $2.7 million, or 21.0%, in the nine months ended September 30, 2002 when compared to the same period in 2001. The increase was primarily due to: (i) an increase in commission revenues earned by the Company's travel, insurance and investment subsidiaries of $125,000, or 2.9%; and (ii) an increase in net realized gains on sales of available-for-sale securities of $3.1 million. Both the travel and investment subsidiaries experienced decreased sales activity as a result of general economic conditions prevailing in 2001. While economic conditions have not improved greatly in 2002, both subsidiaries have been able to increase revenues over the same period in the previous year, primarily during the second quarter of 2002. The travel subsidiary has negotiated a new incentive program with American Airlines which replaces the discontinued program previously in place with Trans World Airlines. The increase in gain on sale of available-for-sale securities was primarily due to the sale of the Company's holdings of the common stock of another publicly traded company. This transaction was completed on April 2, 2002, and was previously discussed in SEC filings by the Company. In addition, the Company sold certain U. S. agency mortgage-backed securities.

         This nine month increase was partially offset by (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $282,000, or 21.4%; and (ii) a decrease in service charges and ATM fees of $172,000, or 2.7%. During the 2001 period, the Company sold one commercial real estate loan that was purchased at a discount from the Resolution Trust Corporation in a prior year, resulting in a gain of $300,000. The decrease in service charges and ATM fees resulted from slightly lower volume of activity in overdrafts and insufficient funds checks in the first months of 2002.

NEXT PAGE

Total Non-interest Expense

         Total non-interest expense increased $548,000, or 8.1%, in the three months ended September 30, 2002, compared to the same period in 2001. The increase was primarily due to: (i) an increase of $271,000, or 7.2%, in salaries and employee benefits primarily due to normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $241,000, or 20.1%, primarily due to increases in depreciation and various maintenance projects on buildings and equipment; and (iii) minor increases and decreases in other non-interest expense areas.

         Total non-interest expense increased $1.2 million, or 5.9%, in the nine months ended September 30, 2002, compared to the same period in 2001. The increase was primarily due to: (i) an increase of $742,000, or 6.7%, in salaries and employee benefits primarily due to normal merit increases for existing employees; and (ii) an increase in net occupancy and equipment expense of $600,000, or 18.2%, primarily due to increases in depreciation and various maintenance projects on buildings and equipment; and (iii) minor increases and decreases in other non-interest expense areas.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 35.3% in the three months ended September 30, 2001, to 34.7% in the three months ended September 30, 2002. Provision for income taxes as a percentage of pre-tax income decreased slightly from 35.0% in the nine months ended September 30, 2001, to 34.7% in the nine months ended September 30, 2002.

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

NEXT PAGE

	Three Months Ended September 30,
	2002			2001
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,005,375	$16,557	6.59%	$ 938,451	$18,924	8.07%
Investment securities and other
interest-earning assets	293,555	3,956	5.39	205,751	3,203	6.23
Total interest-earning assets	$1,298,930	20,513	6.32	$1,144,202	22,127	7.74
Interest-bearing liabilities:
Demand deposits	$ 192,639	665	1.38	$ 152,127	666	1.75
Savings deposits	968	5	2.07	989	6	2.43
Time deposits	705,371	4,777	2.71	593,053	6,682	4.51
Total deposits	898,978	5,447	2.42	746,169	7,354	3.94
FHLBank advances and other borrowings	266,136	2,029	3.05	283,557	3,150	4.44
Total interest-bearing liabilities	$1,165,114	7,476	2.57	$1,029,726	10,504	4.08
Net interest income:
Interest rate spread		$13,037	3.75%		$11,623	3.66%
Net interest margin(1)			4.01%			4.06%
Average interest-earning assets to
average interest-bearing liabilities	111.49%			111.12%

_____________________

(1) Defined as the Company's net interest income divided by total interest-earning assets.

	Nine Months Ended September 30,
	2002			2001
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 992,007	$48,061	6.46%	$ 923,029	$59,347	8.57%
Investment securities and other
interest-earning assets	291,366	12,386	5.67	196,763	9,703	6.58
Total interest-earning assets	$1,283,373	60,447	6.28	$1,119,792	69,050	8.22
Interest-bearing liabilities:
Demand deposits	$ 179,200	1,642	1.22	$ 140,957	1,959	1.85
Savings deposits	1,030	13	1.68	6,822	121	2.36
Time deposits	695,156	15,242	2.92	581,124	23,577	5.41
Total deposits	875,386	16,897	2.57	728,903	25,657	4.69
FHLBank advances and other borrowings	281,274	6,322	3.00	282,088	10,825	5.12
Total interest-bearing liabilities	$1,156,660	23,219	2.68	$1,010,991	36,482	4.81
Net interest income:
Interest rate spread		$37,228	3.60%		$32,568	3.41%
Net interest margin(1)			3.87%			3.88%
Average interest-earning assets to
average interest-bearing liabilities	110.96%			110.76%

_____________________

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

	Three Months Ended September 30, 2002 vs. 2001			Nine Months Ended September 30, 2002 vs. 2001
	Increase			Increase
	(Decrease)			(Decrease)
	Due to		Total Increase	Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,647)	$1,280	$(2,367)	$(15,467)	$4,181	$(11,286)
Investment securities and
other interest-earning assets	(474)	1,227	753	(1,482)	4,165	2,683
Total interest-earning assets	(4,121)	2,507	(1,614)	(16,949)	8,346	(8,603)
Interest-bearing liabilities:
Demand deposits	(157)	156	(1)	(768)	451	(317)
Savings deposits	(1)	--	(1)	(27)	(81)	(108)
Time deposits	(3,008)	1,103	(1,905)	(12,325)	3,990	(8,335)
Total deposits	(3,166)	1,259	(1,907)	(13,120)	4,360	(8,760)
FHLBank advances and other borrowings	(913)	(208)	(1,121)	(4,472)	(31)	(4,503)
Total interest-bearing liabilities	(4,079)	1,051	(3,028)	(17,592)	4,329	(13,263)
Net interest income	$ (42)	$1,456	$1,414	$ 643	$4,017	$ 4,660

NEXT PAGE

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2002, the Company had commitments of approximately $136 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $100.4 million, or 7.3% of total assets of $1.37 billion at September 30, 2002, compared to equity at $85.3 million, or 6.4%, of total assets of $1.32 billion at December 31, 2001.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% core capital ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% core capital ratio. On September 30, 2002, the Bank's Tier 1 risk-based capital ratio was 9.90%, total risk-based capital ratio was 11.16% and the core capital ratio was 7.99%. As of September 30, 2002, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2002, the Company's Tier 1 risk-based capital ratio was 10.55%, total risk-based capital ratio was 11.81% and the leverage ratio was 8.52%. As of September 30, 2002, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

         At September 30, 2002, the held-to-maturity investment portfolio included $-0- of gross unrealized losses.

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

NEXT PAGE

         Statements of Cash Flows. During the nine months ended September 30, 2002, and 2001, respectively, the Company experienced positive cash flows from operating activities and financing activities.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, the provision for losses on foreclosed assets, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities during the nine months ended September 30, 2002 and 2001. Operating activities provided cash flows of $22.8 million during the nine months ended September 30, 2002, and $17.4 million during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2002 and 2001, respectively, investing activities used cash of $31.2 million and $95.4 million primarily due to the net increase in loans and investment securities.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to increases or decreases in: (1) deposits after interest credited, (2) FHLBank advances, and (3) short-term borrowings, as well as proceeds from the issuance of trust preferred debentures, net purchases of treasury stock and dividend payments to stockholders. Financing activities provided $26.7 million in cash during the nine months ended September 30, 2002 and $69.2 million in cash during the nine months ended September 30, 2001. Financing activities in the future are expected to primarily include changes in deposits, FHLBank advances, and short-term borrowings, purchase of treasury stock, and payment of dividends.

         Dividends. During the nine months ended September 30, 2002, the Company declared dividends of $.55 per share, or 21% of net income per share, and paid dividends of $.41 per share, or 16% of net income per share, compared to dividends declared and paid during the nine months ended September 30, 2001 of $.38 per share, or 19% of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the nine months ended September 30, 2002, the Company repurchased 31,028 shares of its common stock at an average price of $34.06 per share and reissued 32,135 shares of treasury stock at an average price of $18.71 per share to cover stock option exercises. During the nine months ended September 30, 2001, the Company repurchased 57,277 shares of its common stock at an average price of $26.45 per share and reissued 26,258 shares of treasury stock at an average price of $15.57 per share to cover stock option exercises.

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

         In addition to the disclosures previously made by the Company in the December 31, 2001, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2002.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

	(In Millions)
Interest Rate Derivatives Interest Rate Swaps:
Expected Maturity Date
2002	$ 7.9	0.90%	5.79%
2003	36.1	1.09	5.76
2004	7.0	1.62	6.57
2005	15.8	1.28	6.20
2006	10.0	1.82	5.30
2007	25.0	1.81	4.10
2008	17.6	1.61	4.34
2009	20.0	1.82	5.50
2011	15.0	1.84	6.17
2012	5.0	1.74	5.25
2016	60.0	1.85	6.22
2017	45.0	1.77	5.07
2031	17.3	3.93	9.00

Total Notional Amount	$ 281.7	1.78%	5.73%

Fair Value	$ 294.6

NEXT PAGE

ITEM IV. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Great Southern Bancorp, Inc.
Registrant

Date: November 12, 2002	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2002	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of GREAT SOUTHERN BANCORP, INC. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date: November 12, 2002	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2002	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

CERTIFICATIONS

         I, Joseph W. Turner, Principal Executive Officer, certify that:

         1.         I have reviewed this quarterly report on Form 10-Q of Great Southern Bancorp, Inc. (the "Registrant");

         2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.          Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4.         The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b)         evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.         The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                  a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6.          The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer

NEXT PAGE

         I, Rex A. Copeland, Principal Financial Officer, certify that:

         1.         I have reviewed this quarterly report on Form 10-Q of Great Southern Bancorp, Inc. (the "Registrant");

         2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.         Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4.         The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b)         evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.         The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                  a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6.         The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Rex A. Copeland Rex A. Copeland Treasurer

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share

NEXT PAGE

Exhibit 11- Statement Re Computation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Basic:

Average shares outstanding	6,862,399	6,900,719	6,864,454	6,889,743
Net income	$5,919,268	$4,850,316	$17,855,500	$14,109,193
Per share amount	$0.86	$0.70	$2.60	$2.05
Diluted:
Average shares outstanding	6,862,399	6,900,719	6,864,454	6,889,743
Net effect of dilutive stock options -
based on the treasury stock method
using average market price	86,090	68,572	86,090	63,200
Diluted shares	6,948,489	6,969,291	6,950,544	6,952,943
Net income	$5,919,268	$4,850,316	$17,855,500	$14,109,193
Per share amount	$0.85	$0.70	$2.57	$2.03

Note: Antidilutive stock options totaling 15,400 and 18,800 shares were not included in the calculation of diluted earnings per share for the periods ended September 30, 2002 and 2001, respectively.

END