Form 10-K
period 2002-12-31
GREAT SOUTHERN BANCORP INC
filed 2003-03-28
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

(417) 887-4400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes /X/             No /    /

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /    /

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act .           Yes /X/            No /    /

       The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 28, 2002, computed by reference to the closing price of such shares on that date, was $226,328,750. At March 21, 2003, 6,860,329 shares of the Registrant's common stock were outstanding.

NEXT PAGE

NEXT PAGE

PART I

ITEM 1. BUSINESS.

THE COMPANY

Great Southern Bancorp, Inc.

       Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a financial holding company which, as of December 31, 2002, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company.

       As a Delaware corporation, the Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2002, Bancorp's consolidated assets were $1.40 billion, consolidated net loans were $998 million, consolidated deposits were $1.02 billion and consolidated stockholders' equity was $105 million. The assets of the Company consist primarily of the stock of Great Southern, the stock of other financial services companies, interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

       Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 29 branches located in southwestern and central Missouri. At December 31, 2002, the Bank had total assets of $1.40 billion, deposits of $1.03 billion and stockholders' equity of $116 million, or 8.3% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

NEXT PAGE

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

Internet Website

       Bancorp maintains a website at www.greatsouthernbank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Bancorp has not historically made available on or through its website Bancorp's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K or amendments to these reports because its website has not been operationally compatible with providing such availability. Bancorp is currently in the process of upgrading its website for this purpose and expects to make such materials available on or through its website beginning on or before April 15, 2003. Until such time as these materials are available on or through its website, Bancorp will provide paper copies of these filings free of charge upon request. Requests should be made to: Rex A. Copeland, Treasurer, Great Southern Bancorp, Inc., 1451 E. Battlefield, Springfield, Missouri 65804; tel. no. (417) 887-4400. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

NEXT PAGE

Primary Market Area

       Great Southern's primary market area encompasses 15 counties in southwestern and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such diversified markets as Springfield, Joplin, the resort areas of Branson and Lake of the Ozarks, and various smaller communities in the Bank's market area. Management believes that the Bank's share of the deposit and lending markets in its market area is approximately 10% and its affiliates have an even smaller percent, with the exception of the travel agency which has a larger percent of its respective business in its market area.

       Great Southern's largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 325,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university. Springfield is also a regional health care center. The unemployment rate in this area is, and has consistently been, below the national average.

       The next largest concentration of loans is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, country music and novelty shows and other recreational facilities. As a result of the rapid growth of the Branson area in the early 1990's, property values increased at unusually high rates. This growth also provided for increased loan demand and a more volatile lending market than had previously been present in that area. Due to overbuilding of commercial properties during the mid-1990's, property values had experienced downward pressure in the late 1990's. In recent years, commercial real estate values have stabilized. Reduced demand for residential properties in the 1990's similarly created downward pressure on one- to four-family and multi-family, primary and vacation residences in this area. In recent years, residential real estate demand and values have shown improvements.

       A significant portion of the Bank's loan originations have been secured by properties in the two county region that includes the Branson area. Approximately $162 million, or 15%, of the total loan portfolio at December 31, 2002, was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, and one- to four-family construction properties, and consumer loans in the Branson area. Residential mortgages account for approximately $64 million of this total. Included in the Branson concentration totals are approximately $2.4 million of non-performing loans.

       In January 2003, the Bank opened a loan production office in Kansas City, Missouri. While the Bank has made loans in the Greater Kansas City area in the past from its Springfield office, this loan production office will likely result in higher balances of commercial real estate and commercial construction loans in the Kansas City area.

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

NEXT PAGE

       Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2002, the balance of participation loans purchased was $67.3 million, or 6.3% of the total loan portfolio. Of these participation loans, one relationship totaling $7.3 million was non-performing at December 31, 2002.

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

       Another principal lending activity of Great Southern, which has become more prevalent in recent years, is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounts for approximately 48% of the portfolio at December 31, 2002.

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

       Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $500,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chairman of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

       Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has concentrated its lending efforts in Missouri and Northern Arkansas, with the largest concentration of its lending activity being in southwestern and central Missouri. In addition, the Bank has made some loans, secured primarily by commercial real estate, in other states, primarily Oklahoma, Kansas and other Midwestern states.

NEXT PAGE

Loan Portfolio Composition

       The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles and is qualified by reference to the Company's consolidated financial statements and the notes thereto contained in Item 8 of this report.

	December 31,
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$ 172,142	16.0%	$ 190,556	18.4%	$226,136	23.6%	$208,466	25.3%	$217,120	29.2%
Other residential	84,862	7.9	88,274	8.5	81,143	8.5	76,926	9.4	85,828	11.5
Commercial	401,941	37.4	351,037	34.0	328,432	34.3	251,338	30.5	261,201	35.1
Residential Construction:
One- to four-family	68,416	6.4	49,306	4.8	47,241	4.9	39,795	4.8	33,292	4.4
Other residential	29,107	2.7	30,408	2.9	23,703	2.5	7,106.9		6,553.9
Commercial construction	115,148	10.7	127,171	12.3	73,398	7.7	63,722	7.8	19,952	2.7

Total real estate loans	871,616	81.1	836,752	80.9	780,053	81.5	647,353	78.7	623,946	83.8

Other Loans:
Consumer loans:
Guaranteed student loans	3,407.3		3,818.4		3,892.5		4,067.5		15,931	2.1
Automobile	74,160	6.9	67,909	6.6	67,356	7.0	55,625	6.8	37,152	5.0
Home equity and improvement	33,896	3.2	27,198	2.6	19,460	2.0	14,431	1.8	9,292	1.3
Other	980.1		630.1		491.1		255	--	992.1

Total Consumer loans	112,443	10.5	99,555	9.7	91,199	9.6	74,378	9.1	63,367	8.5
Other commercial loans	91,123	8.4	97,557	9.4	85,334	8.9	100,419	12.2	57,179	7.7

Total other loans	203,566	18.9	197,112	19.1	176,533	18.5	174,797	21.3	120,546	16.2

Total loans	1,075,182	100.0%	1,033,864	100.0%	956,586	100.0%	822,150	100.0%	744,492	100.0%

Less:
Loans in process	55,468		46,744		45,834		36,048		28,823
Deferred fees and discounts	779		906		1,274		2,002		1,779
Allowance for loan losses	21,288		21,328		18,694		17,293		16,928
Total loans receivable, net	$ 997,647		$ 964,886		$890,784		$766,807		$696,962

NEXT PAGE

       The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$ 19,142	1.8%	$ 10,477	1.0%	$ 6,414.7%		$ 5,960.7%		$ 11,659	1.6%
Other Residential	48,661	4.5	48,518	4.7	38,345	4.0	37,079	4.5	39,661	5.3
Commercial construction	82,760	7.7	50,039	4.8	40,102	4.2	37,636	4.6	60,757	8.2
Residential construction:
One- to four- family	35,843	3.3	5,925.6		1,130.1		---	---	---	---
Other Residential	7,291.7		---	---	---	---	---	---	---	---
Commercial construction	10,843	1.0	---	---	---	---	---	---	---	---
Total real estate loans	204,540	19.0	114,959	11.1	85,991	9.0	80,675	9.8	112,077	15.1
Consumer loans	80,544	7.5	67,496	6.5	66,751	7.0	54,829	6.7	37,080	5.0
Other commercial loans	14,977	1.4	14,465	1.4	10,526	1.1	4,266.5		11,956	1.6
Total fixed-rate loans	300,061	27.9	196,920	19.0	163,268	17.1	139,770	17.0	161,113	21.7

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	153,000	14.2	180,079	17.4	219,722	23.0	202,506	24.6	205,461	27.6
Other Residential	36,201	3.4	39,756	3.9	42,798	4.5	39,847	4.9	46,167	6.2
Commercial	319,181	29.7	300,998	29.1	288,330	30.1	213,702	26.0	200,444	26.9
Residential construction:
One- to four-family	32,573	3.0	43,381	4.2	46,111	4.8	39,795	4.8	33,292	4.4
Other residential	21,816	2.0	30,408	2.9	23,703	2.5	7,106.9		6,553.9
Commercial construction	104,305	9.7	127,171	12.3	73,398	7.7	63,722	7.7	19,952	2.7
Total real estate loans	667,076	62.0	721,793	69.8	694,062	72.6	566,678	68.9	511,869	68.7
Consumer loans	31,899	3.0	32,059	3.1	24,448	2.5	19,549	2.4	26,287	3.5
Other commercial loans	76,146	7.1	83,092	8.1	74,808	7.8	96,153	11.7	45,223	6.1
Total adjustable-rate loans	775,121	72.1	836,944	81.0	793,318	82.9	682,380	83.0	583,339	78.3
Total loans	1,075,182	100.0%	1,033,864	100.0%	956,586	100.0%	822,150	100.0%	744,492	100.0%

Less:
Loans in process	55,468		46,744		45,834		36,048		28,823
Deferred fees and discounts	779		906		1,274		2,002		1,779
Allowance for loan losses	21,288		21,328		18,694		17,293		16,928
Total loans receivable, net	$ 997,647		$ 964,886		$890,784		$766,807		$696,962

NEXT PAGE

       The following table presents the contractual maturities of loans at December 31, 2002. The table is based on information prepared in accordance with generally accepted accounting principles.

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Real Estate Loans:
Residential
One- to four- family	$ 10,028	$ 14,144	$147,970	$ 172,142
Other residential	6,739	45,362	32,761	84,862
Commercial	67,926	273,602	60,413	401,941
Residential construction:
One- to four- family	58,328	9,651	437	68,416
Other residential	12,821	10,115	6,171	29,107
Commercial construction	91,679	15,847	7,622	115,148
Total real estate loans	247,521	368,721	255,374	871,616

Other Loans:
Consumer loans:
Guaranteed student loans	3,407	---	---	3,407
Automobile	4,261	62,561	7,338	74,160
Home equity and improvement	510	2,898	30,488	33,896
Other	980	---	---	980
Total consumer loans	9,158	65,459	37,826	112,443

Other commercial loans	51,057	36,374	3,692	91,123

Total other loans	60,215	101,833	41,518	203,566

Total loans	$307,736	$470,554	$296,892	$1,075,182

       As of December 31, 2002, loans due after December 31, 2003 with fixed interest rates totaled $220.7 million and loans due after December 31, 2003 with adjustable rates totaled $546.8 million.

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

NEXT PAGE

contamination of real property securing loans in the Bank's portfolio that would subject the Bank to any material risk. No assurance can be made, however, that the Bank will not be adversely affected by environmental contamination.

       Residential Real Estate Lending

       At December 31, 2002 and 2001, loans secured by residential real estate totaled $257 million and $279 million, respectively, and represented approximately 23.9% and 26.9%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were low during the years ended December 31, 2002 and 2001. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans during both years, most of which were sold in the secondary market, and accounted for a decline in the Bank's residential real estate loan portfolio during 2002 and 2001.

       The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon changes in the average of interbank offered rates for twelve months U.S. Dollar-denominated deposits in the London Market. Rate adjustments are generally limited to 2% maximum annual adjustments as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to five years).

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

NEXT PAGE

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

       At December 31, 2002 and 2001, loans secured by commercial real estate totaled $402 million and $351 million, respectively, or approximately 37.4% and 34.0%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2002 and 2001, construction loans secured by projects under construction and the land on which the projects are located aggregated $213 million and $207 million, respectively, or 19.8% and 20.0%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

       The Bank's commercial real estate and construction loan portfolio consists of loans with diverse collateral types. The following table sets forth loans that are secured by certain types of collateral at December 31, 2002. These collateral types represent the three highest percentage concentrations of commercial real estate and construction loan types to the total loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2002
(Dollars in thousands)

Motels/Hotels	$109,213	10.2%	$ 640
Health Care Facilities	$ 71,584	6.7%	$ ---
Recreational Facilities	$ 42,043	3.9%	$ ---

       The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and

NEXT PAGE

surplus at December 31, 2002, this limit was approximately $33.7 million. See "Government Supervision and Regulation." At December 31, 2002, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2002, the Bank's largest relationship totaled $18.6 million. All loans included in this relationship were current at December 31, 2002.

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

       Other Commercial Lending

       At December 31, 2002 and 2001, respectively, Great Southern had $91.1 million and $97.6 million in other commercial loans outstanding, or 8.4% and 9.4%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

       The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. The

NEXT PAGE

majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri. Great Southern intends to continue its commercial lending in this geographic area.

       As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2002, Great Southern had 94 letters of credit outstanding in the aggregate amount of $15.7 million. Approximately 82% of the aggregate amount of these letters of credit were secured, including one $7.4 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

       Consumer Lending

       Great Southern management views consumer lending as an important component of its business strategy. Specifically, consumer loans generally have short terms to maturity, thus reducing Great Southern's exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base.

       Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $112.4 million and $99.6 million at December 31, 2002 and 2001, respectively, or 10.5% and 9.7%, respectively, of the Bank's total loan portfolio.

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

       Beginning in fiscal year June 30, 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. At December 31, 2002, the Bank had $58.4 million of indirect auto, boat and recreational vehicle loans in its portfolio. While the Bank's initial concentrated effort has been on automobiles, the program is available for use with most tangible products where financing of the product is provided through the seller.

       Student loans are underwritten in compliance with the regulations of the U.S. Department of Education for the Federal Family Education Loan Programs ("FFELP"). The FFELP loans are administered and guaranteed by the Missouri Coordinating Board for Higher Education as long as the Bank complies with the regulations. The Bank has contracted with the Missouri Higher Education Loan Authority (the "MOHELA") to originate and service these loans and to purchase these loans during the grace period immediately prior to the loans beginning their repayment period. This repayment period is generally at the time the student graduates or does not maintain the required hours of enrollment.

       Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial

NEXT PAGE

strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

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

       A number of banks, both locally and regionally, do not have the capital to handle large commercial credits or are seeking diversification of risk in their portfolios. In order to take advantage of this situation, beginning in fiscal June 30, 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial business loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $21.2 million of these loans in the fiscal year ended December 31, 2002 and $34.3 million in the fiscal year ended December 31, 2001. Of the total $67.3 million of purchased participation loans outstanding at December 31, 2002, $20.9 million was purchased from one other institution, all of which was secured by property located in northern Arkansas. None of these loans were non-performing at December 31, 2002.

       There have been no whole loan purchases by the Bank in the last five years. At December 31, 2002 and 2001, approximately $1.7 million, or .2% and $1.9 million, or .2%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

       Great Southern also sells whole real estate loans and participation interests in real estate loans to Freddie Mac as well as private investors, such as other banks, thrift institutions, mortgage companies and life insurance companies. These loans and loan participations are generally sold without recourse and for cash in amounts equal to the unpaid principal amount of the loans or loan participations determined using present value yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. However, loan participations sold in recent years have primarily been with Great Southern releasing control of the servicing of the loan.

       The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $105.1 million, $103.4 million and $35.0 million during fiscal 2002, 2001 and 2000, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since

NEXT PAGE

these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

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

       The Bank sold guaranteed student loans in aggregate amounts of $10.8 million, $11.7 million and $12.4 million during fiscal 2002, 2001 and 2000, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

       Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2002, 2001 and 2000 were $1.6 million, $1.8 million and $570,000, respectively. Of these amounts, $186,000, $179,000 and $103,000, respectively, were gains from the sale of guaranteed student loans and $1.4 million, $1.6 million and $467,000, respectively, were gains from the sale of fixed-rate residential loans.

       Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $36.8 million and $39.5 million at December 31, 2002 and 2001, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2002 and 2001, of $57,000 and $164,000, respectively.

       In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $855,000, $784,000 and $610,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter see Note 1 of the Notes to Consolidated Financial Statements.

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

NEXT PAGE

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

       The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2002.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)

Real Estate:
One- to four-family	42	$ 2,720	13%
Other residential	4	820	4
Commercial	18	11,744	57
Construction or development	12	929	4
Consumer and overdrafts	780	3,299	16
Other commercial	10	1,162	6
Total	866	$20,674	100%

NEXT PAGE

Classified Assets

       Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off- balance sheet items classified at December 31, 2002.

Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(Dollars in thousands)

Loans	$27,720	$---	$---	$27,720	$21,288
Foreclosed assets	4,328	---	---	4,328	---

Total	$32,048	$---	$---	$32,048	$21,288

NEXT PAGE

Non-Performing Assets

       The table below sets forth the amounts and categories of gross non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank's loan portfolio as of the dates indicated. Loans generally are placed on non-accrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful. For all years presented, the Bank has not had any troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$ 1,999	$ 1,333	$ 2,171	$ 880	$ 137
One- to four-family construction	---	---	---	1	---
Other residential	---	---	---	1,002	2,554
Commercial real estate	1,619	3,407	4,112	4,371	2,496
Other commercial	1,353	1,021	1,236	444	1,061
Commercial construction	8,353	2,844	4,858	2,377	1,137
Consumer	173	393	109	146	33

Total gross non-accruing loans	13,497	8,998	12,486	9,221	7,418

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	---	---	---	49	2,243
Commercial real estate	640	489	---	---	---
Other commercial	---	---	---	---	241
Commercial construction	---	59	---	---	---
Consumer	384	---	---	---	244

Total over 90 days delinquent still accruing loans	1,024	548	---	49	2,728

Other impaired loans	---	---	---	---	---

Total gross non-performing loans	14,521	9,546	12,486	9,270	10,146

Foreclosed assets:
One- to four-family residential	565	460	165	167	438
One- to four-family construction	160	468	508	---	---
Other residential	---	---	---	---	1,075
Commercial real estate	1,844	1,280	1,645	650	1,297
Commercial construction	495	---	---	---	---

Total foreclosed assets	3,064	2,208	2,318	817	2,810

Repossessions	1,264	849	370	---	---

Total gross non-performing assets	$18,849	$12,603	$15,174	$10,087	$12,956

Total gross non-performing assets as a percentage of average total assets	1.40%	1.06%	1.50%	1.09%	1.61%

NEXT PAGE

       Gross impaired loans totaled $14.5 million at December 31, 2002 and $9.0 million at December 31, 2001.

       For the year ended December 31, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.8 million. The amount that was included in interest income on these loans was $828,000 for the year ended December 31, 2002.

       The level of non-performing assets is primarily attributable to the Bank's commercial real estate, commercial construction, commercial business and one- to four-family residential lending activities. Commercial activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in the years ended December 31, 2002 and 2000, and at a rate less than that of the Bank's commercial lending portfolio in the years ended December 31, 2001 and 1999, and in the six months ended December 31, 1998. For a discussion of significant non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       At December 31, 2002 and 2001, Great Southern had an allowance for losses on loans of $21.3 million and $21.3 million, respectively, of which $3.5 million and $4.0 million, respectively, had been allocated as an allowance for specific loans, and $1.9 million and $1.2 million, respectively, had been allocated for impaired loans. The allowance is discussed further in Note 3 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEXT PAGE

       The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2002		2001		2000		1999		1998
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)

One- to four-family residential and construction	$ 1,449	22.4%	$ 1,388	23.2%	$ 1,164	28.5%	$ 798	30.1%	$ 1,254	33.4%
Other residential and construction	45	10.6	182	11.4	444	11.0	375	10.3	613	12.4
Commercial real estate and construction and other commercial	16,332	56.5	15,480	55.7	12,647	50.9	12,003	50.5	9,719	45.7
Consumer and overdrafts	2,506	10.5	2,335	9.7	2,236	9.6	1,567	9.1	1,211	8.5
Other	956	---	1,943	---	2,203	---	2,550	---	4,131	---
Total	$21,288	100.0%	$21,328	100.0%	$18,694	100.0%	$17,293	100.0%	$16,928	100.0%

NEXT PAGE

       The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Balance at beginning of period	$21,328	$18,694	$17,293	$16,928	$16,373

Charge-offs:
One- to four-family residential	211	338	254	114	---
Other residential	---	---	---	---	187
Commercial real estate	572	961	260	131	185
Construction	3,426	171	218	375	---
Consumer, overdrafts and other loans	2,770	2,473	2,116	1,870	1,077
Other commercial	735	958	303	316	50

Total charge-offs	7,714	4,901	3,151	2,806	1,499

Recoveries:
One- to four-family residential	19	30	66	33	147
Other residential	---	---	---	---	---
Commercial real estate and construction	92	692	166	64	---
Consumer, overdrafts and other loans	1,561	1,270	1,019	793	552
Other commercial	202	343	195	219	64

Total recoveries	1,874	2,335	1,446	1,109	763

Net charge-offs	5,840	2,566	1,705	1,697	736
Provision for losses on loans	5,800	5,200	3,106	2,062	1,291

Balance at end of period	$21,288	$21,328	$18,694	$17,293	$16,928

Ratio of net charge-offs to average loans outstanding	0.58%	0.27%	0.20%	0.23%	0.23%

Investment Activities

        Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2002. The Bank's investment securities portfolio at December 31, 2001 contained one security with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the United States Government, or its agencies. This security was issued by The Missouri Development Finance Board and had an aggregate book and market value of approximately $10,000,000 at December 31, 2001.

       As of December 31, 2002 and 2001, the Bank held approximately $52.6 million and $37.5 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had market values of approximately $55.9 million and $40.7 million, respectively. In addition, as of December 31, 2002 and 2001, the Company held approximately $236.2 million and $233.8 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

NEXT PAGE

       The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 11,000	$ ---	$ 2	$ 10,998
Collateralized mortgage obligations	5,082	---	11	5,071
Mortgage-backed securities	195,904	3,093	33	198,964
Corporate bonds	9,156	910	12	10,054
Equity securities	11,267	181	266	11,182
Total available-for-sale securities	$232,409	$4,184	$ 324	$236,269

HELD-TO-MATURITY SECURITIES:
States and political subdivisions and industrial revenue bonds	$ 52,587	$3,313	$ ---	$ 55,900
Total held-to-maturity securities	$ 52,587	$3,313	$ ---	$ 55,900

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 84,719	$ 669	$ ---	$ 85,388
Collateralized mortgage obligations	5,188	---	71	5,117
Mortgage-backed securities	120,544	28	1,147	119,425
Corporate bonds	8,311	417	---	8,728
Equity securities	13,967	1,214	34	15,147
Total available-for-sale securities	$232,729	$2,328	$1,252	$233,805

HELD-TO-MATURITY SECURITIES:
States and political subdivisions and industrial revenue bonds	$ 37,465	$3,280	$ 45	$ 40,700
Total held-to-maturity securities	$ 37,465	$3,280	$ 45	$ 40,700

NEXT PAGE

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$114,321	$ 553	$ 99	$114,775
Collateralized mortgage obligations	3,424	15	---	3,439
Equity securities	8,080	115	---	8,195
Total available-for-sale securities	$125,825	$ 683	$ 99	$126,409

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$ 6,999	$ ---	$ 17	$ 6,982
States and political subdivisions and industrial revenue bonds	17,101	17	107	17,011
Corporate bonds	2,805	95	25	2,875
Mortgage-backed securities	853	3	6	850
Total held-to-maturity securities	$27,758	$ 115	$ 155	$ 27,718

       The following table presents the contractual maturities and weighted average tax-equivalent yields of available-for-sale debt securities at December 31, 2002. The table is based on information prepared in accordance with generally accepted accounting principles.

	Cost	Amortized Yield	Approximate Fair Value
	(Dollars in thousands)

After one through five years	$ 1,243	5.49%	$ 1,253
After five through ten years	10,000	3.55%	10,000
After ten years	8,913	9.93%	9,799
Securities not due on a single maturity date	200,986	4.89%	204,035
Total	$221,142		$225,087

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
	(Dollars in thousands)

U.S. government agencies	$1,000	$10,000	$ ---	$ ---	$ 11,000
Collateralized mortgage obligations	---	---	---	5,082	5,082
Mortgage-backed securities	---	---	---	195,904	195,904
Corporate bonds	243	---	8,913	---	9,156
Total	$1,243	$10,000	$8,913	$200,986	$221,142

NEXT PAGE

       The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2002. The table is based on information prepared in accordance with generally accepted accounting principles.

	Cost	Amortized Yield	Approximate Fair Value
	(Dollars in thousands)

States and political subdivisions and industrial revenue bonds:
After five through ten years	$ 9,923	11.12%	$11,056
After ten years	42,664	8.22%	44,844
Total	$52,587		$55,900

NEXT PAGE

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

       The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated. Interest rates on time deposits reflect the rate paid to the certificate holder and do not reflect the effects of the Company's interest rate swaps. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Time deposits:
0.00% - 1.99%	$ 38,962	3.85%	$ 7,538.85%		$ ---	---%
2.00% - 2.99%	208,708	20.64	59,443	6.73	---	---
3.00% - 3.99%	168,186	16.63	94,097	10.65	94.01
4.00% - 4.99%	62,045	6.14	145,515	16.47	14,847	1.98
5.00% - 5.99%	91,892	9.08	118,769	13.44	123,103	16.39
6.00% - 6.99%	119,145	11.78	212,617	24.06	360,825	48.04
7.00% and above	10,298	1.02	24,527	2.77	46,447	6.18

Total Time deposits	699,236	69.14	662,506	74.97	545,316	72.60
Non-interest-bearing demand deposits	94,508	9.35	62,131	7.03	60,353	8.04
Savings deposits (1.23%-1.37%-2.51%)	876.08		980.11		20,400	2.72
Interest-bearing demand deposits (1.08%-1.02%-2.23%)	216,699	21.43	158,067	17.89	124,973	16.64
	1,011,319	100.00%	883,684	100.00%	751,042	100.00%
Interest rate swap fair value adjustment	10,638		3,186		---
Total Deposits	$1,021,957		$886,870		$751,042

       A table showing maturity information for the Bank's time deposits as of December 31, 2002, is presented in Note 6 of the Notes to Consolidated Financial Statements.

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

NEXT PAGE

       The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2002. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Time deposits:
Less than $100,000	$ 82,182	$52,079	$ 65,968	$ 57,480	$257,709
$100,000 or more	26,713	18,917	23,479	18,219	87,328
Brokered	50,115	27,475	42,192	220,038	339,820
Public funds(1)	13,174	868	315	22	14,379
Total	$172,184	$99,339	$131,954	$295,759	$699,236
______________

(1)  Deposits from governmental and other public entities.

       Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2002 and 2001, the Bank had approximately $339.8 million and $355.5 million in brokered deposits, respectively.

       Unlike non-brokered deposits where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.

       In fiscal 2000, the Company began using interest rate swaps to manage its interest rate risks from recorded financial liabilities. During fiscal 2002 and 2001, the Company entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. In fiscal 2002 and 2001, the Company's interest rate swaps reduced interest expense on deposits by approximately $10.4 million and $4.2 million, respectively, due to declining interest rates.

       Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

       As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2002, the amount outstanding was $206.2 million.

NEXT PAGE

       The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (2) a temporary spike in interest rates on other funding sources that are being used; or (3) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2002 that would have allowed approximately $100.3 million to be borrowed under the above arrangement. At December 31, 2002, the amount outstanding was $0.

       The Company has a line of credit available with a commercial bank. The amount available under the line of credit is $12,000,000. At December 31, 2002, the amount outstanding was $0.

       The Company has borrowing arrangements in place with the brokerage firms it conducts business with to borrow on margin against its available-for-sale securities. These borrowings are limited to a percent of the market value of the collateral, generally 40-50%, and are used by the Company for short-term cash needs including the purchase of available-for-sale securities and the repurchase of the Company's stock. At December 31, 2002, the amount outstanding was $0.

       During 2001, Great Southern Capital Trust I ("GSBCP"), a newly-formed Delaware business trust subsidiary of the Company, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company records distributions payable on the trust preferred securities as interest expense for financial reporting purposes. The proceeds from the offering were used to reduce the Company's indebtedness under the existing note payable to bank to $0. The trust preferred securities mature in 2031 and are redeemable at the Company's option beginning in 2006. The trust preferred securities qualify as Tier I capital for regulatory purposes.

       During 2001, the Company entered into an interest rate swap agreement to effectively convert the trust preferred securities, which are fixed rate debt, into variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2002 was 3.87%.

       The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)

FHLBank Advances:
Maximum balance	$270,544	$265,321	$267,968
Average balance	218,564	214,325	218,725
Weighted average interest rate	3.14%	4.82%	6.54%

NEXT PAGE

       The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2002	2001	2000
	(Dollars in thousands)

FHLBank advances	$206,226	$258,743	$234,378

Weighted average interest rate of FHLBank advances	2.90%	3.03%	6.41%

       The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated. Other borrowings includes primarily federal funds purchased, securities sold under reverse repurchase agreements, note payable to bank, and trust preferred securities. The tables are based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31, 2002
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Federal funds purchased	$41,000	$11,284	2.00%
Securities sold under reverse repurchase agreements	38,504	22,037	1.31
Trust preferred securities	17,250	17,250	4.16
Other	2	59.64
Total		$50,630	2.43%
Total maximum month-end balance	$71,462

	Year Ended December 31, 2001
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Federal funds purchased	$113,100	$45,550	3.37%
Securities sold under reverse repurchase agreements	20,852	15,128	3.18
Trust preferred securities	17,250	11,966	5.68
Other	16,447	6,155	7.58
Total		$78,799	4.02%
Total maximum month-end balance	$144,586

NEXT PAGE

	Year Ended December 31, 2000
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Federal funds purchased	$25,000	$ 2,806	6.99%
Securities sold under reverse repurchase agreements	12,869	20,136	4.69
Other	19,326	15,031	7.75
Total		$37,973	6.07%
Total maximum month-end balance	$57,195

       The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles.

	December 31, 2002
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Federal funds purchased	$ 4,800	1.50%
Securities sold under reverse repurchase agreements	38,503	1.02
Trust preferred securities	18,964	3.88
Other	1	---
Total	$62,268	1.88%

	December 31, 2001
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Federal funds purchased	$37,900	1.98%
Securities sold under reverse repurchase agreements	19,866.96
Trust preferred securities	17,160	4.62
Other	(3)	1.66
Total	$74,923	2.32%

NEXT PAGE

	December 31, 2000
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Federal funds purchased	$25,000	7.00%
Securities sold under reverse repurchase agreements	12,869	5.70
Note payable to bank	15,500	7.85
Other	3,826	7.80
Total	$57,195	6.99%

Subsidiaries

       Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which is equal to $46.0 million, of its assets in service corporations. At December 31, 2002, the Bank's total investment in Great Southern Capital Management ("Capital Management") was $889,000. Capital Management was incorporated and organized in 1988 under the laws of the state of Missouri. At December 31, 2002, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $1.8 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. These subsidiaries are primarily engaged in the activities described below.

       Great Southern Capital Management, Inc. Through 2002, Capital Management was a registered broker/dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). Capital Management offers a full line of financial consultation, investment counseling and discount brokerage services including execution of transactions involving stocks, bonds, options, mutual funds and other securities. In addition, Capital Management was registered as a municipal securities dealer. Capital Management operated through Great Southern's branch office network. Capital Management had net income of $125,000 and $35,000 in the years ended December 31, 2002 and 2001, respectively.

       During 2002, the Bank entered into an agreement with Raymond James Financial Services, Inc. whereby the products and services previously provided by Capital Management to its customers will now be provided through Raymond James. As of January 1, 2003, Capital Management's employees are now employees of the Bank, with broker registration, as well as memberships in NASD and SIPC, now provided through Raymond James.

       General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $120,000 and $149,000 in the years ended December 31, 2002 and 2001, respectively.

       Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2002, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from ten full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income (loss) of $133,000 and $(339,000) in the years ended December 31, 2002 and 2001, respectively.

NEXT PAGE

       GSB One, L.L.C. At December 31, 2002, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $514 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was incorporated in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

       GSB Two, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $23.4 million and $27.3 million in the years ended December 31, 2002 and 2001, respectively.

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

Employees

       At December 31, 2002, the Bank and its affiliates had a total of 550 employees, including 143 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Government Supervision and Regulation

       General

       On June 30, 1998, the Bank converted from a federal savings bank to a Missouri-chartered trust company, with the approval of the Missouri Division of Finance ("MDF") and the FRB. The Bank is regulated as a bank under state and federal law. By converting, the Bank was able to expand its consumer and commercial lending authority.

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

NEXT PAGE

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

       Under FRB policy, a financial holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, that a holding company to contribute additional capital to an undercapitalized subsidiary bank.

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

       Interstate Banking and Branching

       Federal law allows the FRB to approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Federal law also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or if the applicant would control30% or more of the deposits in any state in which the target bank maintains a branch and in which the applicant or any of its depository institution affiliates controls a depository institution or branch immediately prior to the acquisition of the target bank. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

       Additionally, the federal banking agencies are generally authorized to approve interstate bank merger transactions without regard to whether such transactions are prohibited by the law of any state. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such

NEXT PAGE

acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

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

       Certain Transactions with Affiliates and Other Persons

       Transactions involving the Bank and its affiliates are subject to sections 23A and 23B of the Federal Reserve Act, and regulations thereunder, which impose certain quantitative limits and collateral requirements on such transactions, and require all such transactions to be on terms at least as favorable to the Bank as are available in transactions with non-affiliates.

       All loans by Great Southern to its directors and executive officers are subject to FRB regulations restricting loans and other transactions with affiliated persons of Great Southern. Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-affiliates. A bank may have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to bank employees. The Bank has such a policy in place that allows for loans to all employees.

       Dividends

       The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company's bank subsidiary is not adequately capitalized.

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

       The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk- based capital ratio of 10% or greater; (ii) a Tier I risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if

NEXT PAGE

it is not "well capitalized" and: (i) has a total risk-based capital ratio of 8% or greater; (ii) has a Tier I risk-based ratio of 4% or greater; and (iii) has a leverage ratio of 4% or greater. As of December 31, 2002, the Bank was "well capitalized."

       Federal banking agencies take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will generally be made as part of the institution's regular safety and soundness examination. Under their regulations, the federal banking agencies consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.

       The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2002, the Company was "well capitalized."

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

       As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations. It also may prohibit any FDIC- insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

       Great Southern pays annual assessments for SAIF insurance. Under current FDIC regulations, the annual SAIF assessment rate is based, in part, on the degree of risk to the deposit insurance fund that, in the opinion of the FDIC, is presented by a particular depository institution compared to other depository institutions. The FDIC uses a matrix having as variables the level of capitalization of a particular institution and the level of supervision that its operations require; and the rates determined in this fashion range from 0.00% of deposits for the least risky to 0.27% for the most risky. In establishing the SAIF assessment rate, the FDIC is required to consider the SAIF's expected operating expenses, case resolution expenditures and income and the effect of the assessment rate on SAIF members' earnings and capital. There is no cap on the amount the FDIC may increase the SAIF assessment rate. The Bank currently has a risk based assessment rate of 0.00%. In addition, the FDIC is authorized to raise the assessment rates in certain instances. Any increases in the assessments would negatively impact the earnings of Great Southern.

       The FDIC collects assessments against BIF and SAIF assessable deposits to service the debt on bonds issued during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2002, the assessment rate for both BIF and SAIF insured institutions was 1.70 basis points per $100 of assessable deposits.

       The Federal banking regulators are required to take prompt corrective action if an institution fails to satisfy the requirements to qualify as adequately capitalized. All institutions, regardless of their capital levels, will be restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the requirements to qualify as adequately capitalized. An institution that is not at least adequately capitalized will be: (i) subject to increased monitoring by the appropriate Federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain

NEXT PAGE

guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions, including appointment of a receiver or conservator, can apply, depending on the institution's capital level. The FDIC has jurisdiction over the Bank for purposes of prompt corrective action.

       Federal Reserve System

       The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these reserve requirements.

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

       As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2002, Great Southern had $15.0 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five and one-half years, such dividends have averaged 5.70% and were 3.00% for year the ended December 31, 2002.

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

NEXT PAGE

       Financial institutions, such as the Bank, are subject, with certain exceptions, to the provisions of the Code generally applicable to corporations.

       Bad Debt Deduction

       Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for two years. The amount of post 1987 recapture for the Bank is estimated at $5.2 million which created tax of approximately $1.8 million, or $300,000 per year for each of the six years. The $1.8 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid. At December 31, 2002, the Company's net deferred tax asset included a deferred tax liability of approximately $300,000 for this bad debt allowance recapture.

       As of December 31, 2002 and 2001, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2002 and 2001.

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

NEXT PAGE

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

       Missouri Taxation

       Missouri-based banks, such as the Bank, are subject to a franchise tax which is imposed on the larger of (i) the bank's taxable income at the rate of 7% of the taxable income (determined without regard for any net operating losses); or (ii) the bank's assets at a rate of .033% of total assets less deposits and the investment in greater than 50% owned subsidiaries. Missouri-based banks are entitled to a credit against the franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others.

       The Company and all subsidiaries are subject to an income tax that is imposed on the corporation's taxable income at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank, but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return.

       Delaware Taxation

       As a Delaware corporation, the Company is required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of Company common stock.

       Examinations

       The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service with respect to consolidated federal income tax returns, and as such, these returns have been closed without audit through December 31, 1998.

ITEM 2.     PROPERTIES.

       The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2002. The aggregate net book value of the Company's premises and equipment was $17.0 million at December 31, 2002 and $12.8 million at December 31, 2001. See also Note 5 and Note 13 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield	Springfield, Missouri	1976	Owned	N/A

BRANCH BANKS:
430 South Avenue	Springfield, Missouri	1983	Owned	N/A
1607 W. Kearney	Springfield, Missouri	1976	Leased*	2022

NEXT PAGE

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

1615 W. Sunshine	Springfield, Missouri	2001	Owned	N/A
2410 N. Glenstone(1)	Springfield, Missouri	1977	Leased*	2003
1955 S. Campbell	Springfield, Missouri	1979	Leased*	2020
3961 S. Campbell	Springfield, Missouri	1998	Leased	2028
2609 A E. Sunshine	Springfield, Missouri	2001	Owned	N/A
2735 W. Chestnut	Springfield, Missouri	2002	Owned	N/A
1580 W. Battlefield	Springfield, Missouri	1985	Leased*	2017
723 N. Benton	Springfield, Missouri	1985	Owned	N/A
1302 S. Elliot(2)	Aurora, Missouri	1985	Leased	2003
102 N. Jefferson	Ava, Missouri	1982	Owned	N/A
110 W. Hensley	Branson Missouri	1982	Owned	N/A
1729 W. Highway 76	Branson, Missouri	1983	Owned	N/A
919 W. Dallas	Buffalo Missouri	1976	Owned	N/A
527 Ozark	Cabool, Missouri	1989	Leased	2006
400 S. Garrison(3)	Carthage, Missouri	1990	Owned	N/A
1710 E. 32nd Street	Joplin, Missouri	1989	Leased*	2031
1232 S. Rangeline	Joplin, Missouri	1998	Leased	2016
Highway 00 and 13	Kimberling City, Missouri	1984	Owned	N/A
528 S. Jefferson	Lebanon, Missouri	1978	Leased*	2028
714 S. Neosho Boulevard	Neosho, Missouri	1991	Owned	N/A
717 W. Mt. Vernon(4)	Nixa, Missouri	1995	Owned	N/A
4571 Highway 54	Osage Beach, Missouri	1987	Owned	N/A
1701 W. Jackson	Ozark, Missouri	1997	Owned	N/A
208 South Street	Stockton, Missouri	1988	Leased	2006
323 E. Walnut	Thayer, Missouri	1978	Leased*	2011
1210 Parkway Shopping Center	West Plains, Missouri	1975	Owned	N/A
_________________
     * Building owned with land leased.
  The Company is currently constructing a new facility at 2562 N. Glenstone, Springfield, Missouri, to replace this branch. The new facility is owned by the Company and will open in 2003.
  The Company has constructed a new facility at 1500 S. Elliot, Aurora, Missouri, to replace this branch. The new facility is owned by the Company and opened in 2003.
  The Company has decided to close this branch in 2003. Customer accounts will be transferred to the branches in Joplin, Missouri.
  In 2002, the Company purchased land at Tracker Road and Main for a second branch location in Nixa, Missouri. The new facility is owned by the Company with a planned opening in 2003.

       In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

       On December 31, 2002, the Company purchased land and a commercial building in Springfield, Missouri, to be used as an operations center for most of the Company's back-office activities. Renovation of the building is expected to be completed in late 2003. Upon completion, this facility will house most of the employees currently at 430 South Avenue, Springfield, Missouri, and some employees from 1451 E.

NEXT PAGE

Battlefield, Springfield, Missouri, as well as some staff additions. The building at 430 South Avenue is being sold, with closing expected in early 2003. The Company's branch and certain other activities will remain at 430 South Avenue.

       The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2002 was $261,000 compared to $588,000 at December 31, 2001. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

        The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 138 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2002 was $559,000 compared to $563,000 at December 31, 2001. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

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

Steven G. Mitchem. Mr. Mitchem, age 51, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 38, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other

NEXT PAGE

financial services companies. He was Accounting Director of a division of H&R Block from 1999 to 2000, Division Controller of Bank One Corporation from 1996 to 1999 and an auditor with BKD, LLP, prior to that.

Doug W. Marrs. Mr. Marrs, age 45, is Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Larry A. Larimore. Mr. Larimore, age 62, is Secretary of the Company and Secretary, Vice President - Compliance Officer of the Bank. He joined the Bank in 1998 and is responsible for Compliance and Internal Audit for the Company and Bank. Prior to joining the Bank, Mr. Larimore was a bank officer in the areas of lending, compliance and internal audit at a competing area bank from 1990 to 1998.

PART II

       Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS.

       Market Information. The Company's Common Stock is listed on The Nasdaq Stock Market under the symbol "GSBC."

       As of December 31, 2002 there were 6,857,121 total shares outstanding and approximately 1,000 shareholders of record.

High/Low Stock Price

	2002		2001		2000
	High	Low	High	Low	High	Low

First Quarter	32.70	26.70	23.00	15.63	22.25	17.25
Second Quarter	39.82	31.40	27.10	20.63	19.78	15.31
Third Quarter	41.34	34.51	33.95	25.41	17.25	14.88
Fourth Quarter	39.09	35.65	33.10	25.75	16.13	14.63

The last inter-dealer bid for the Company's Common Stock on December 31, 2002 was $36.75.

Dividend Declarations

	December 31, 2002	December 31, 2001	December 31, 2000

First Quarter	$.265	$.125	$.125
Second Quarter	.140	.125	.125
Third Quarter	.140	.125	.125
Fourth Quarter	.150	.125	.125

NEXT PAGE

       The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

       The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2002, 2001, 2000 and 1999, to the six months ended December 31, 1998 and to the year ended June 30, 1998 are derived from our consolidated financial statements, which have been audited by BKD, LLP. The selected consolidated financial data as of and for the six months ended December 31, 1997 are derived from unaudited consolidated financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results as of and for the six months ended December 31, 1997 have been included. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Information." Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,					June 30,
	2002	2001	2000	1999	1998(1)	1998
	(Dollars in thousands)

Summary Statement of Condition Information:
Assets	$1,402,638	$1,323,103	$1,130,178	$964,803	$836,498	$795,091
Loans receivable, net	997,647	964,886	890,784	766,807	696,962	653,672
Allowance for loan losses	21,288	21,328	18,694	17,293	16,928	16,373
Available-for-sale securities	236,269	233,805	126,409	79,891	6,476	6,363
Held-to-maturity securities	52,587	37,465	27,758	37,646	60,394	51,917
Foreclosed assets held for sale, net	4,328	3,057	2,688	817	2,810	4,751
Allowance for foreclosed asset losses	---	150	---	---	---	---
Intangibles	---	---	264	404	543	626
Deposits	1,021,957	886,870	751,042	625,900	597,625	549,773
Total borrowings	268,494	333,666	291,573	261,642	159,250	169,509
Stockholders' equity (retained earnings substantially restricted)	104,709	85,254	71,049	68,926	68,382	67,409
Average loans receivable	1,000,044	936,117	843,170	746,979	647,797	624,290
Average total assets	1,344,989	1,193,772	1,013,963	928,182	805,170	747,901
Average deposits	963,255	802,286	676,633	612,503	577,820	487,386
Average stockholders' equity	95,728	79,484	69,208	68,758	66,997	64,212
Number of deposit accounts	73,861	71,998	73,394	73,932	74,375	74,070
Number of full-service offices	29	28	27	27	27	27

NEXT PAGE

	For the Year Ended December 31,				For the Six Months Ended December 31,		For the Year Ended June 30,
	2002	2001	2000	1999	1998(1)	1997	1998
	(Dollars in thousands)
Summary Income Statement Information:
Interest income:
Loans	$64,062	$76,107	$77,399	$63,386	$30,332	$27,878	$57,537
Investment securities and other	16,099	13,390	8,751	4,652	2,153	2,163	4,395
	80,161	89,497	86,150	68,038	32,485	30,041	61,932
Interest expense:
Deposits	22,244	32,405	32,244	24,966	12,255	10,395	20,951
Federal Home Loan Bank advances	6,852	10,339	14,312	9,403	4,237	4,676	9,905
Short-term borrowings and trust preferred securities	1,241	3,163	2,305	1,094	38	530	1,136
	30,337	45,907	48,861	35,463	16,530	15,601	31,992

Net interest income	49,824	43,590	37,289	32,575	15,955	14,440	29,940
Provision for loan losses	5,800	5,200	3,106	2,062	1,291	852	1,853
Net interest income after
provision for loan losses	44,024	38,390	34,183	30,513	14,664	13,588	28,087
Noninterest income:
Commissions	5,786	5,765	7,024	7,054	3,136	2,586	5,652
Service charges and ATM fees	8,430	8,352	5,968	4,502	2,390	1,753	3,841
Net realized gains on sales of loans	1,575	1,756	570	1,098	386	461	1,125
Net realized gains (losses) on sales
of available-for-sale securities	3,443	139	(9)	316	355	873	1,398
Income (expense) on foreclosed assets	(597)	(216)	295	---	420	383	326
Other income	1,186	1,237	1,135	2,379	1,171	777	1,457
	19,823	17,033	14,983	15,349	7,858	6,833	13,799
Noninterest expense:
Salaries and employee benefits	15,842	15,126	13,642	13,765	5,743	5,227	10,829
Net occupancy expense	5,337	4,730	4,529	4,124	1,772	1,349	3,034
Postage	1,426	1,233	1,152	1,006	447	392	857
Insurance	514	485	521	639	292	352	637
Amortization of excess of cost over fair value of net assets acquired	---	284	160	160	83	---	65
Advertising	622	686	713	611	276	295	586
Office supplies and printing	828	774	703	991	396	323	666
Other operating expenses	3,765	3,872	4,084	3,871	2,297	1,945	3,844
	28,334	27,190	25,504	25,167	11,306	9,883	20,518
Income before income taxes	35,513	28,233	23,662	20,695	11,216	10,538	21,368
Provision for income taxes	12,301	9,475	8,184	7,018	3,858	3,058	6,924
Net income	$23,212	$18,758	$15,478	$ 13,677	$ 7,358	$ 7,480	$14,444

NEXT PAGE

	At or For the Year Ended December 31,				At or For the Six Months Ended December 31,		At or For the Year Ended June 30,
	2002	2001	2000	1999	1998(1)	1997	1998
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings per common share	$ 3.38	$ 2.72	$ 2.16	$1.79	$ .93	$ .93	$ 1.79
Diluted earnings per common share	3.34	2.70	2.12	1.76	.91	.91	1.76
Cash dividends declared	.70	.50	.50	.50	.24	.21	.43
Book value	15.27	12.42	10.30	9.20	8.76	8.13	8.47
Average shares outstanding	6,863	6,890	7,166	7,620	7,897	8,082	8,052
Year-end actual shares outstanding	6,857	6,863	6,897	7,489	7,803	8,066	7,962
Year-end fully diluted shares outstanding	6,940	6,929	7,098	7,601	8,012	8,218	8,204

Earnings Performance Ratios:(2)
Return on average assets(3)	1.73%	1.57%	1.53%	1.56%	1.83%	2.08%	1.93%
Return on average stockholders' equity(4)	24.25	23.60	22.36	19.98	21.97	24.04	22.49
Non-interest income to average total assets	1.47	1.43	1.48	1.65	1.95	1.90	1.85
Non-interest expense to average total assets	2.11	2.28	2.52	2.87	2.81	2.75	2.74
Average interest rate spread(5)	3.59	3.37	3.26	3.36	4.02	3.78	3.79
Year-end interest rate spread	3.70	3.44	3.26	3.40	3.62	3.75	3.81
Net interest margin(6)	3.85	3.80	3.81	3.86	4.32	4.18	4.18
Adjusted efficiency ratio (excl. foreclosed assets)(7)	40.34	44.69	49.07	52.51	48.33	47.31	47.20
Net overhead ratio(8)	.63	.85	1.04	1.06	.87	.85	.90
Common dividend pay-out ratio	20.81	18.52	23.58	28.41	25.82	23.08	24.43

Asset Quality Ratios:(2)
Allowance for loan losses/year-end loans	2.09%	2.16%	2.06%	2.21%	2.37%	2.48%	2.44%
Non-performing assets/year-end loans and foreclosed assets	1.84	1.22	1.66	1.26	1.46	2.20	1.81
Allowance for loan losses/non-performing loans	146.60	237.03	149.72	194.48	228.20	155.26	227.18
Net charge-offs/average loans	.58	.27	.20	.23	.23	.09	.16
Gross non-performing assets/year end assets	1.34	.91	1.34	1.05	1.55	1.84	1.79
Non-performing loans/year-end loans	1.43	.91	1.37	1.18	1.42	1.60	1.42

Balance Sheet Ratios:
Loans to deposits	97.62	108.80	118.61	122.51	116.62	134.11	118.90
Average interest-earning assets as a percentage of average interest-bearing liabilities	111.22	110.67	111.06	111.95	106.57	108.82	108.62

Capital Ratios:
Average stockholders' equity to average assets	7.12%	6.66%	6.83%	7.41%	8.32%	8.64%	8.59%
Year-end tangible stockholders' equity to assets	7.47	6.44	6.26	7.10	8.11	8.67	8.40
Great Southern Bank:
Tier 1 risk-based capital ratio	10.32	8.93	8.91	8.97	9.65	9.95	9.71
Total risk-based capital ratio	11.58	10.20	10.17	10.23	10.92	11.22	10.98
Tier 1 leverage ratio	8.22	7.18	7.36	7.45	8.15	7.49	7.52
Ratio of Earnings to Fixed Charges:(9)
Including deposit interest	2.17x	1.62x	1.48x	1.58x	1.68x	1.68x	1.67x
Excluding deposit interest	5.39x	3.09x	2.42x	2.97x	3.62x	3.02x	2.94x

____________________

  In 1998, we changed our fiscal year-end from June 30 to December 31.
  Certain financial ratios for interim periods have been annualized.
  Earnings divided by average total assets.
  Earnings divided by average stockholders' equity.
  Yield on average interest-earning assets less rate on average interest-bearing liabilities.
  Net interest income divided by average interest-earning assets.
  Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
  Non-interest expense less non-interest income divided by average total assets.
  In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

NEXT PAGE

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

       The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

General

       The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on interest-earning assets, mainly its loans and investment

NEXT PAGE

portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

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

Potential Impact of Accounting Principles to Be Implemented in the Future

       In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when incurred rather than at the date of commitment to an exit or disposal plan. This Statement replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

       In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS 141, "Business Combinations." SFAS 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, be accounted for in accordance with SFAS 141 and the related intangibles accounted for in accordance with SFAS 142. SFAS 147 removes such acquisitions from the scope of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS 147 also amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS 72. The adoption of this Statement did not have a material effect on the Company's financial statements.

NEXT PAGE

       The FASB recently issued its Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This new Interpretation requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees. The Interpretation applies only to guarantees issued or modified after December 31, 2002. Guarantees issued by the Company are principally in the form of letters of credit as discussed in Note 15. Initial adoption of the Interpretation is not expected to have a material effect on the Company's financial statements. The Company's application of the Interpretation to guarantees issued or modified after December 31, 2002, will, if material, result in recognition of a liability for such guarantees, as well as recognition of fee revenue from them over the period of time the guarantees are outstanding.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

       During the year ended December 31, 2002, the Company increased total assets by $80 million to $1.40 billion. Net loans increased by $37 million. The main loan areas experiencing increases were commercial real estate, commercial construction, and consumer. One- to four-family mortgage loans and mortgage loans held for sale decreased during 2002. Total investment securities increased by $18 million, which was primarily an increase in held-to-maturity industrial revenue bonds and available-for-sale United States government agency mortgage-backed securities, partially offset by a decrease in United States government agency debt securities. Cash and cash equivalents increased $21 million primarily due to higher balances of vault cash and larger cash letter settlements at December 31, 2002. Prepaid expenses and other assets increased $9 million, primarily as a result of recording the increase in mark-to-market value of the Company's interest rate swaps. Based upon the terms of these swap agreements, in accordance with generally accepted accounting principles, the Company records changes in the market value of its interest rate swaps in the category "other assets," with a corresponding increase or decrease to the liability being hedged.

       Total liabilities increased $60 million from December 31, 2001 to December 31, 2002, to $1.30 billion. Deposits increased $135 million, partially offset by a decrease in FHLBank advances of $53 million and a decrease in short-term borrowings of $14 million. The decrease in short-term borrowings was the result of decreases in federal funds purchased, partially offset by increases in securities sold under repurchase agreements. FHLBank advances decreased due to their repayment when due utilizing funds from the additional deposit account balances. Retail certificates of deposit increased $52 million, to $359 million. Total brokered deposits were $340 million at December 31, 2002, down from $355 million at December 31, 2001. The weighted average cost of these deposits was approximately 162 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 141 basis points lower than the retail certificate of deposit portfolio. Interest-bearing checking balances accounted for $59 million of the increase in deposits. Non-interest-bearing checking balances increased $32 million. Checking and savings account balances totaled $312 million at December 31, 2002. During 2002, the Company became a correspondent bank for several local financial institutions, which led to a portion of the increase in checking account balances. In addition, the Company added new money market and corporate checking products which led to increased balances. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

       Stockholders' equity increased $19.4 million from $85.3 million at December 31, 2001 to $104.7 million at December 31, 2002. Net income for fiscal year 2002 was $23.2 million and accumulated other comprehensive income increased by $1.9 million. These items were partially offset by dividends of $4.8

NEXT PAGE

million and net treasury stock repurchases of $845,000. The Company repurchased 38,676 shares of common stock at an average price of $34.71 per share during 2002.

Results of Operations and Comparison for the Years Ended December 31, 2002 and 2001

General

       The increase in earnings of $4.5 million, or 23.7%, during the year ended December 31, 2002, compared to the year ended December 31, 2001, was primarily due to an increase in net interest income of $6.2 million, or 14.3%, and an increase in non-interest income of $2.8 million, or 16.4%, partially offset by an increase in non-interest expense of $1.1 million, or 4.2%, an increase in provision for loan losses of $600,000, or 11.5%, and an increase in provision for income taxes of $2.8 million, or 29.8%.

Total Interest Income

       Total interest income decreased $9.3 million, or 10.4%, during the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease was due to a $12.0 million, or 15.8%, decrease in interest income on loans, partially offset by a $2.7 million, or 20.2%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets decreased due to significantly lower average rates of interest, while interest income for both was positively impacted by higher average balances. In addition, interest income in 2002 was higher due to the recovery of $415,000 of interest on a commercial real estate loan that was charged off in a prior year.

Interest Income - Loans

       During the year ended December 31, 2002 compared to December 31, 2001, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $17.0 million as the result of lower average interest rates. The average yield on loans decreased from 8.13% during the year ended December 31, 2001, to 6.41% during the year ended December 31, 2002, as a result of decreases in market rates of interest, primarily the "prime rate" of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

       Interest income increased $5.0 million as the result of higher average loan balances from $936 million during the year ended December 31, 2001 to $1.00 billion during the year ended December 31, 2002. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, commercial business lending and indirect dealer consumer lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investments and Other Interest-earning Deposits

       Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the year ended December 31, 2002, when compared to the year ended December 31, 2001. Interest income increased $4.6 million as a result of an increase in average balances from $211 million during the year ended December 31, 2001, to $293 million during the year ended December 31, 2002. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. The increase in

NEXT PAGE

interest income was partially offset by $1.9 million as a result of a decrease in average yields from 6.33% during the year ended December 31, 2001, to 5.49% during the year ended December 31, 2002.

Total Interest Expense

       Total interest expense decreased $15.6 million, or 33.9%, during the year ended December 31, 2002, when compared with the year ended December 31, 2001, primarily due to a decrease in interest expense on deposits of $10.2 million, or 31.4%, a decrease in interest expense on FHLBank advances of $3.5 million, or 33.7%, and a decrease in interest expense on short-term borrowings and trust preferred securities of $1.9 million, or 60.8%.

Interest Expense - Deposits

       Interest expense on deposits decreased $14.8 million as a result of a decrease in average rates of interest on time deposits from 5.03% during the year ended December 31, 2001, to 2.83% during the year ended December 31, 2002, and increased $4.9 million due to an increase in average balances of time deposits from $593 million during the year ended December 31, 2001, to $705 million during the year ended December 31, 2002. The average balance of time deposits increased primarily as a result of the Company's use of brokered and other time deposits to fund loan and investment securities growth. In recent years, brokered deposit rates have become competitive with rates on FHLBank advances and larger retail deposits. The average interest rates decreased due to lower overall market rates of interest in 2002 and the effects of the Company's interest rate swaps.

       Interest on demand deposits decreased $786,000 due to a decrease in average rates from 1.69% during the year ended December 31, 2001, to 1.22% during the year ended December 31, 2002, and increased $620,000 due to an increase in average balances from $144 million during the year ended December 31, 2001, to $187 million during the year ended December 31, 2002. The other deposit category, savings, experienced a $108,000 decrease due to decreases in both average balances and average rates of interest.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

       Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $4.2 million due to a decrease in average rates from 4.61% in the year ended December 31, 2001, to 3.00% in the year ended December 31, 2002. In addition, average balances decreased from $293 million during the year ended December 31, 2001, to $270 million during the year ended December 31, 2002, resulting in decreased interest expense of $1.2 million. The average balance decrease was offset by increases in deposits. Average interest rates decreased due to lower overall market rates during 2002. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice frequently (daily, monthly or quarterly) contributed to the significant decrease in average rates of interest.

Net Interest Income

       The Company's overall interest rate spread increased 22 basis points, or 6.5%, from 3.37% during the year ended December 31, 2001, to 3.59% during the year ended December 31, 2002. The increase was due to a 182 basis point decrease in the weighted average rate paid on interest-bearing liabilities partially offset by a 160 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin increased 5 basis points, or 1.3%, from 3.80% during the year ended December 31, 2001, to 3.85% during the year ended December 31, 2002. In comparing the two years, the yield on loans decreased 172 basis points while the yield on investment securities and other interest-earning

NEXT PAGE

assets decreased 84 basis points. The rate paid on deposits decreased 187 basis points, while the rate paid on FHLBank advances and other borrowings decreased 161 basis points.

       The prime rate of interest averaged 6.92% during the year ended December 31, 2001, compared to an average of 4.68% during the year ended December 31, 2002. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on interest-earning assets.

       Interest rates paid on deposits, FHLBank advances and other borrowings decreased significantly during 2002 compared to 2001. As market rates of interest declined during 2002, the Company reduced rates paid to depositors. In addition in 2002, the Company continued to utilize interest rate swaps and FHLBank advances which repriced daily, monthly or quarterly to further reduce interest expense.

Provision for Loan Losses and Allowance for Loan Losses

       The provision for loan losses increased $600,000, or 11.5%, during the year ended December 31, 2002, from $5.2 million during the year ended December 31, 2001 to $5.8 million during the year ended December 31, 2002. The provision recorded in 2002 was consistent with the Company's increased level of net charge-offs and higher balances of non-performing loans. The allowance for loan losses remained virtually unchanged at December 31, 2002 compared to December 31, 2001, even though the amount of non-performing loans increased significantly. The increase in non-performing loans primarily resulted from the deterioration of credits that were classified as potential problem loans at December 31, 2001. The Company had established a loan loss allowance in 2001 that included reserves for these potential problem loans at that time.

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

       The Bank's allowance for loan losses as a percentage of total loans was 2.09% and 2.16% at December 31, 2002 and 2001, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

       Non-performing assets increased $6.2 million, or 49.6%, from $12.6 million at December 31, 2001, to $18.8 million at December 31, 2002. Non-performing loans increased $5.0 million, or 52.1%, from $9.5

NEXT PAGE

million at December 31, 2001, to $14.5 million at December 31, 2002, and foreclosed assets increased $1.2 million, or 41.6%, from $3.1 million at December 31, 2001, to $4.3 million at December 31, 2002.

       Non-performing Loans. Non-performing loans increased primarily as a result of the addition of two lending relationships, one with a remaining balance of $886,000 and another with a remaining balance of $7.3 million. These two relationships are described below. Commercial loans comprise $12.0 million, or 82%, of the total $14.5 million non-performing loans at December 31, 2002. Two unrelated commercial real estate credit relationships, totaling $7.3 million and $1.0 million as of December 31, 2002, respectively, account for a majority of this non-performing total. The $7.3 million relationship is primarily secured by condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. This relationship was described in the December 31, 2001, Annual Report on Form 10-K and was included in potential problem loans at that time. This relationship was included in non-performing loans during the second quarter of 2002, and a total of $3.2 million was subsequently charged off during the remainder of 2002. The $1.0 million relationship is secured by the real estate and business assets of a restaurant in Branson, Missouri. This relationship was placed in a non-accrual status in the fourth quarter of 2001. Mortgage loans comprise $1.7 million, or 12%, of the total $14.5 million non-performing loans at December 31, 2002. One credit relationship, totaling $886,000 accounted for a large portion of this non-performing mortgage loan total. The $886,000 relationship is comprised of ten loans, which are primarily secured by residential rental properties and condominiums in Branson, Missouri. This relationship was first included in non-performing loans in the quarter ended March 31, 2002. This relationship was originally $2.3 million; the balance has been reduced through charge-offs, foreclosures, and the sale of collateral and repayment of loans by the borrowers.

       Subsequent to December 31, 2002, the $7.3 million relationship described above was foreclosed upon, with Great Southern, along with the lead bank in this participation, as the successful bidders. An updated valuation of the property has been completed during the first quarter 2003. The Company's one-third interest in the property has been recorded in foreclosed assets at a carrying value of $6.7 million, with the difference recorded as a loan charge-off in the quarter ended March 31, 2003.

       Foreclosed Assets. Of the total $4.3 million of foreclosed assets at December 31, 2002, foreclosed real estate totaled $3.0 million and repossessed automobiles totaled $1.3 million. Of the total real estate assets, three relationships account for $2.4 million. The first relationship has a remaining balance of $1.7 million and involves a motel, condominium units and vacant land in the Branson, Missouri, area. This relationship was described in the December 31, 2001, Annual Report on Form 10-K and was included in non-performing loans at that time. During 2002, a portion of the vacant land with a book value of $650,000 was sold with no additional loss to the Company. Subsequent to December 31, 2002, all of the assets described in this relationship, except a portion of the vacant land valued at $275,000, were sold with no additional loss to the Company. The second relationship has a remaining balance of $519,000 and involves a golf course and condominium units in the Branson, Missouri, area. The third relationship has a remaining balance of $275,000 and involves a commercial office building in Joplin, Missouri. Subsequent to December 31, 2002, this building was sold with no additional loss to the Company.

       Potential Problem Loans. Potential problem loans decreased $7.3 million, or 39%, from $18.7 million at December 31, 2001, to $11.4 million at December 31, 2002. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. Potential problem loans decreased primarily as a result of the $7.3 million commercial real estate credit relationship discussed above under "Non-performing Loans," which was reclassified from potential problem loans to non-performing loans, and other smaller relationships which were removed from or added to the problem asset watchlist. Three unrelated real estate credit relationships,

NEXT PAGE

totaling $3.6 million, $1.3 million and $917,000, respectively, account for a majority of this potential problem loan total. The $3.6 million relationship is secured by a motel in Springfield, Missouri. The $1.3 million relationship is secured by a motel in Branson, Missouri. The $917,000 relationship is secured by five single-family homes under construction in Monett, Missouri.

Non-interest Income

       Non-interest income increased $2.8 million, or 16.4%, in the year ended December 31, 2002, when compared to the year ended December 31, 2001. The increase was primarily due to an increase of $3.3 million in net realized gains on sales of available-for-sale investment securities. The increase in gain on sale of available-for-sale securities was primarily due to the sale of the Company's holdings of the common stock of another publicly traded company. This transaction was previously discussed in SEC filings by the Company. In addition, the Company sold some of its investments in debt securities to restructure its portfolio and realized the resulting gains and losses.

       This increase was partially offset by: (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $181,000, or 10.3%; and (ii) expenses on foreclosed assets of $597,000 in 2002 versus expenses on foreclosed assets of $216,000 in 2001. In 2002, the Company incurred higher expenses related to increased levels of foreclosures and repossessions. In addition, the Company recorded $254,000 of provision for losses on foreclosed assets in 2002 compared to a provision of $150,000 in 2001. During 2001, the Company sold one commercial real estate loan that was purchased at a discount from the Resolution Trust Corporation in a prior year, resulting in a gain of $300,000.

Non-Interest Expense

       Non-interest expense increased $1.1 million, or 4.2%, in the year ended December 31, 2002, when compared to the year ended December 31, 2001. The increase was primarily due to: (i) an increase of $716,000, or 4.7%, in salaries and employee benefits; and (ii) an increase of $607,000, or 12.8%, in net occupancy and equipment expense due primarily to increases in depreciation and various maintenance projects on buildings and equipment. The increase in salaries and employee benefits primarily relates to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key supervisory and customer sales positions. This was partially offset by smaller increases and decreases in other expense categories.

Provision for Income Taxes

       Provision for income taxes as a percentage of pre-tax income increased slightly from 33.6% for the year ended December 31, 2001, to 34.6% for the year ended December 31, 2002. The dollar amount of increase in the provision was primarily due to the increase in income before taxes.

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

	December 31, 2002	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000
	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	6.10%	$1,000,044	$64,062	6.41%	$ 936,117	$76,107	8.13%	$843,170	$77,399	9.18%
Investment securities and other interest- earning assets	5.24	293,022	16,099	5.49	211,461	13,390	6.33	135,148	8,751	6.47

Total interest-earning assets	5.90	$1,293,066	80,161	6.20	$1,147,578	89,497	7.80	$978,318	86,150	8.81

Interest-bearing liabilities:
Interest-bearing demand	1.08	$ 187,171	2,277	1.22	$ 144,374	2,443	1.69	$122,392	2,617	2.14
Savings	1.23	1,005	17	1.69	5,358	125	2.33	25,400	631	2.48
Time deposits	2.38	704,523	19,950	2.83	593,265	29,837	5.03	476,386	28,996	6.09
Total deposits	2.07	892,699	22,244	2.49	742,997	32,405	4.36	624,178	32,244	5.17
FHLB advances and other borrowings	2.66	269,901	8,093	3.00	293,124	13,502	4.61	256,698	16,617	6.47

Total interest-bearing liabilities	2.20	$1,162,600	30,337	2.61	$1,036,121	45,907	4.43	$880,876	48,861	5.55

Net interest income:
Interest rate spread	3.70%		$49,824	3.59%		$43,590	3.37%		$37,289	3.26%
Net interest margin*				3.85%			3.80%			3.81%

Average interest-earning assets to average interest-bearing liabilities		111.2%			110.8%			111.1%

              *Defined as the Company's net interest income divided by total interest-earning assets.

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

	Year Ended December 31, 2002 vs. December 31, 2001			Year Ended December 31, 2001 vs. December 31, 2000
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(16,974)	$ 4,929	$(12,045)	$ (9,345)	$ 8,053	$(1,292)
Investment securities and other interest-earning assets	(1,947)	4,656	2,709	(197)	4,836	4,639

Total interest-earning assets	(18,921)	9,585	(9,336)	(9,542)	12,889	3,347

Interest-bearing liabilities:
Demand deposits	(786)	620	(166)	(598)	424	(174)
Savings deposits	(49)	(59)	(108)	(41)	(465)	(506)
Time deposits	(14,748)	4,861	(9,887)	(5,550)	6,391	841

Total deposits	(15,583)	5,422	(10,161)	(6,189)	6,350	161
FHLBank advances and other borrowings	(4,230)	(1,179)	(5,409)	(5,248)	2,133	(3,115)

Total interest-bearing liabilities	(19,813)	4,243	(15,570)	(11,437)	8,483	(2,954)

Net interest income	$ 892	$ 5,342	$ 6,234	$ 1,895	$ 4,406	$ 6,301

NEXT PAGE

Results of Operations and Comparison for the Years Ended December 31, 2001 and 2000

General

       The increase in earnings of $3.3 million, or 21.2%, during the year ended December 31, 2001, compared to the year ended December 31, 2000, was primarily due to an increase in net interest income of $6.3 million, or 16.9%, and an increase in non-interest income of $2.1 million, or 13.7%, partially offset by an increase in non-interest expense of $1.7 million, or 6.6%, an increase in provision for loan losses of $2.1 million, or 67.4%, and an increase in provision for income taxes of $1.3 million, or 15.8%.

Total Interest Income

       Total interest income increased $3.3 million, or 3.9%, during the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase was due to a $4.6 million, or 53.0%, increase in interest income on investments and other interest-earning assets, partially offset by a $1.3 million, or 1.7%, decrease in interest income on loans. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances, while interest on loans was negatively impacted by significantly lower average rates.

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

Interest Income - Loans

       During the year ended December 31, 2001 compared to December 31, 2000, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $9.3 million as the result of lower average interest rates. The average yield on loans decreased from 9.18% during the year ended December 31, 2000, to 8.13% during the year ended December 31, 2001, as a result of decreases in market rates of interest, primarily the "prime rate" of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

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

NEXT PAGE

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

Interest Expense - FHLBank And Other Borrowings

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

NEXT PAGE

Net Interest Income

       The Company's overall interest rate spread increased 11 basis points, or 3.4%, from 3.26% during the year ended December 31, 2000, to 3.37% during the year ended December 31, 2001. The increase was due to a 112 basis point decrease in the weighted average rate paid on interest-bearing liabilities partially offset by a 101 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 1 basis point, or 0.3%, from 3.81% during the year ended December 31, 2000, to 3.80% during the year ended December 31, 2001. In comparing the two years, the yield on loans decreased 105 basis points while the yield on investment securities and other interest-earning assets decreased 14 basis points. The rate paid on deposits decreased 81 basis points, while the rate paid on FHLBank advances and other borrowings decreased 186 basis points.

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

NEXT PAGE

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

Non-interest Income

       Non-interest income increased $2.1 million, or 13.7%, in the year ended December 31, 2001, when compared to the year ended December 31, 2000. The increase was primarily due to: (i) an increase in service charges and ATM fees of $2.4 million, or 39.9%; (ii) an increase in net realized gains on sales of fixed rate residential and other loans of $1.2 million, or 208%; and (iii) an increase of $148,000 in profits on sales of available-for-sale investment securities. The increase in service charge income resulted from new products introduced, increased activity and a larger number of deposit accounts. The increase in ATM fees is related to an increase in overall usage by customers and non-customers. During the year ended December 31, 2001, the Bank sold significantly more residential and student loans than in 2000. During 2001, interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. During the year ended December 31, 2001, the Company sold some of its investments in debt securities to restructure its portfolio and realized the resulting gains and losses.

NEXT PAGE

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

Liquidity and Capital Resources

       Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2002, the Company had commitments of approximately $139 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

       Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

       The Company's stockholders' equity was $104.7 million, or 7.5% of total assets of $1.40 billion at December 31, 2002, compared to equity of $85.3 million, or 6.4% of total assets of $1.32 billion at December 31, 2001.

NEXT PAGE

       Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risked-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2002, the Bank's Tier 1 risk-based capital ratio was 10.32%, total risk-based capital ratio was 11.58% and the Tier 1 leverage ratio was 8.22%. As of December 31, 2002, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2002, the Company was "well capitalized" under the capital ratios described above.

       At December 31, 2002, the held-to-maturity investment portfolio included no gross unrealized losses.

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

       Statements of Cash Flows. During the years ended December 31, 2002, 2001 and 2000, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

       Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, the provision for losses on foreclosed assets, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $29.2 million, $23.5 million and $26.3 million during the years ended December 31, 2002, 2001 and 2000, respectively.

       During the years ended December 31, 2002, 2001 and 2000, investing activities used cash of $64.5 million, $197.4 million and $170.5 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

       Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as the issuance of trust preferred securities, purchases of treasury stock and dividend payments to stockholders. Financing activities provided $56.0 million, $168.9 million and $140.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

       Dividends. During the year ended December 31, 2002, the Company declared dividends of $.70 per share (20.8% of net income) and paid dividends of $.55 per share (16.3% of net income), compared to dividends declared and paid during the year ended December 31, 2001 of $.50 per share, or 18.5% of net income. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

NEXT PAGE

       Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2002, the Company repurchased 38,676 shares of its common stock at an average price of $34.71 per share and reissued 33,262 shares of treasury stock at an average price of $18.78 per share to cover stock option exercises. During the year ended December 31, 2001, the Company repurchased 61,267 shares of its common stock at an average price of $26.75 per share and reissued 26,470 shares of treasury stock at an average price of $15.62 per share to cover stock option exercises.

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

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and Market Risk

       A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms to maturity and the purchase of other shorter term interest-earning assets. Since the Company uses laddered brokered deposits and FHLBank advances to fund a portion of its loan growth, the Company's assets tend to reprice more quickly than its liabilities. However, the Company's interest rate swaps on certain brokered deposits have accelerated the repricing of these deposits to partially offset the effects of assets that reprice quickly.

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

       The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is

NEXT PAGE

considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2002, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly positive.

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

       In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern's interest-earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern which are implemented by the asset and liability committee. The asset and liability committee is chaired by the Company's Chief Financial Officer and is comprised of members of Great Southern's senior management. The purpose of the asset and liability committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board-approved policies. The asset and liability committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the asset and liability committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

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

NEXT PAGE

       In 2000, the Company began using interest rate swap derivatives as one method to manage some of its interest rate risks from recorded financial liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate risk.

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

       At December 31, 2002, the notional amount of interest rate swaps outstanding was approximately $270,308,000, all consisting of swaps in a receivable position. At December 31, 2001, the notional amount of interest rate swaps outstanding was approximately $257,490,000, all consisting of swaps in a receivable position. The maturities of interest rate swaps outstanding at December 31, 2002 and 2001, in terms of notional amounts and their average pay and receive rates is discussed further in Note 14 of the Notes to Consolidated Financial Statements.

       The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2002. These schedules include the effects on interest rates and repricing periods of the Company's interest rate swaps on time deposits and other borrowings. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

NEXT PAGE

Maturities

	December 31,							2002 Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in thousands)
Financial Assets:
Interest bearing deposits	$547	---	---	---	---	---	$547	$547
Weighted average rate	0.72%	---	---	---	---	---	0.72%	---
Available-for-sale equity securities	$296	---	---	---	---	$10,886	$11,182	$11,182
Weighted average rate	5.94%	---	---	---	---	6.10%	6.10%	---
Available-for-sale debt securities	---	$255	---	---	$998	$223,834	$225,087	$225,087
Weighted average rate	---	9.01%	---	---	4.59%	5.10%	5.10%	---
Held to maturity securities	---	---	---	---	---	$52,587	$52,587	$55,900
Weighted average rate	---	---	---	---	---	8.75%	8.75%	---
Adjustable rate loans	$172,878	$78,110	$69,513	$87,924	$73,167	$238,061	$719,653	$724,321
Weighted average rate	5.37%	5.03%	5.19%	4.93%	5.70%	5.61%	5.38%	---
Fixed rate loans	$79,391	$36,157	$41,716	$40,324	$43,643	$58,830	$300,061	$302,586
Weighted average rate	6.26%	8.35%	8.76%	9.29%	8.55%	8.63%	8.06%	---
Federal Home Loan Bank stock	---	---	---	---	---	$14,962	$14,962	$14,962
Weighted average rate	---	---	---	---	---	3.00%	3.00%	---

Financial Liabilities:
Savings deposits	$876	---	---	---	---	---	$876	$876
Weighted average rate	1.23%	---	---	---	---	---	1.23%	---
Time deposits	$403,477	$58,022	$30,806	$14,195	$14,424	$178,312	$699,236	$715,944
Weighted average rate	2.57%	3.43%	2.80%	2.25%	2.43%	1.55%	2.38%	---
Interest bearing demand	$216,699	---	---	---	---	---	$216,699	$216,699
Weighted average rate	1.08%	---	---	---	---	---	1.08%	---
Non-interest bearing demand	$94,508	---	---	---	---	---	$94,508	$94,508
Weighted average rate	---	---	---	---	---	---	---	---
Federal Home Loan Bank and other borrowings	$141,817	$25,842	$3,201	$1,426	$3,474	$91,020	$266,780	$281,876
Weighted average rate	1.67%	2.14%	6.62%	6.73%	7.13%	3.98%	2.66%	---

NEXT PAGE

Repricing

	December 31,							2002 Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$547	---	---	---	---	---	$547	$547
Weighted average rate	0.72%	---	---	---	---	---	0.72%	---
Available-for-sale equity securities	$296	---	---	---	---	$10,886	$11,182	$11,182
Weighted average rate	5.94%	---	---	---	---	6.10%	6.10%	---
Available-for-sale debt securities	---	$255	---	---	$998	$223,834	$225,087	$225,087
Weighted average rate	---	9.01%	---	---	4.59%	5.10%	5.10%	---
Held to maturity securities	$15,211	---	---	---	$6,570	$30,806	$52,587	$55,900
Weighted average rate	5.90%	---	---	---	7.58%	10.40%	8.75%	---
Adjustable rate loans	$690,518	$17,912	$3,883	$2,301	$4,946	$93	$719,653	$724,321
Weighted average rate	5.32%	6.35%	7.70%	7.53%	7.23%	4.88%	5.38%	---
Fixed rate loans	$79,391	$36,157	$41,716	$40,324	$43,643	$58,830	$300,061	$302,586
Weighted average rate	6.26%	8.35%	8.76%	9.29%	8.55%	8.63%	8.06%	---
Federal Home Loan Bank stock	$14,962	---	---	---	---	---	$14,962	$14,962
Weighted average rate	3.00%	---	---	---	---	---	3.00%	---

Financial Liabilities:
Savings deposits	$876	---	---	---	---	---	$876	$876
Weighted average rate	1.23%	---	---	---	---	---	1.23%	---
Time deposits	$620,203	$51,056	$15,324	$4,195	$4,424	$4,034	$699,236	$715,944
Weighted average rate	2.16%	3.73%	4.73%	4.24%	4.84%	5.81%	2.38%	---
Interest bearing demand	$216,699	---	---	---	---	---	$216,699	$216,699
Weighted average rate	1.08%	---	---	---	---	---	1.08%	---
Non-interest bearing demand	$94,508	---	---	---	---	---	$94,508	$94,508
Weighted average rate	---	---	---	---	---	---	---	---
Federal Home Loan Bank and other borrowings	$241,997	$2,841	$3,201	$1,426	$3,474	$13,841	$266,780	$281,876
Weighted average rate	2.26%	7.32%	6.62%	6.73%	7.13%	6.31%	2.66%	---

NEXT PAGE

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Independent Accountants' Report

Board of Directors
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

Springfield, Missouri
January 31, 2003

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2002 and 2001
(In Thousands, Except Per Share Data)

Assets		2002	2001

	Cash	$ 55,327	$ 29,646

	Interest-bearing deposits in other financial institutions	547	5,474

	Cash and cash equivalents	55,874	35,120

	Available-for-sale securities	236,269	233,805

	Held-to-maturity securities	52,587	37,465

	Mortgage loans held for sale	2,636	7,135

	Loans receivable, net	995,011	957,751

	Interest receivable
	Loans	5,076	5,147
	Investments	1,490	2,063

	Prepaid expenses and other assets	16,452	7,464

	Foreclosed assets held for sale, net	4,328	3,057

	Premises and equipment, net	16,963	12,839

	Federal Home Loan Bank stock	14,962	14,962

	Refundable income taxes	990	--

	Deferred income taxes	--	6,295

	Total assets	$ 1,402,638	$ 1,323,103

See Notes to Consolidated Financial Statements.

NEXT PAGE

Liabilities and Stockholders' Equity

	2002	2001

Liabilities
Deposits	$ 1,021,957	$ 886,870
Federal Home Loan Bank advances	206,226	258,743
Short-term borrowings	43,304	57,763
Trust preferred securities	18,964	17,160
Accrued interest payable	2,485	5,186
Advances from borrowers for taxes and insurance	229	295
Accounts payable and accrued expenses	3,697	2,983
Income taxes payable	--	8,849
Deferred income taxes	1,067	--

Total liabilities	1,297,929	1,237,849

Stockholders' Equity
Capital stock
Serial preferred stock, $.01 par value; authorized
1,000,000 shares	--	--
Common stock, $.01 par value; authorized
20,000,000 shares, issued 12,325,002 shares	123	123
Additional paid-in capital	17,033	17,160
Retained earnings	145,931	127,489
Accumulated other comprehensive income
Unrealized appreciation on available-for-sale
securities, net of income taxes of $1,286 and
$384 at December 31, 2002 and 2001, respectively	2,568	710
	165,655	145,482

Less treasury common stock, at cost; December 31,
2002 and 2001 - 5,467,881 and 5,462,467 shares,
respectively	60,946	60,228

Total stockholders' equity	104,709	85,254

Total liabilities and stockholders' equity	$ 1,402,638	$ 1,323,103

See Notes to Consolidated Financial Statements.

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2002, 2001 and 2000
(In Thousands, Except Per Share Data)

	2002	2001	2000

Interest Income
Loans	$ 64,062	$ 76,107	$ 77,399
Investment securities and other	16,099	13,390	8,751
	80,161	89,497	86,150
Interest Expense
Deposits	22,244	32,405	32,244
Federal Home Loan Bank advances	6,852	10,339	14,312
Short-term borrowings and trust preferred securities	1,241	3,163	2,305
	30,337	45,907	48,861

Net Interest Income	49,824	43,590	37,289

Provision for Loan Losses	5,800	5,200	3,106

Net Interest Income After Provision for Loan Losses	44,024	38,390	34,183

Noninterest Income
Commissions	5,786	5,765	7,024
Service charges and ATM fees	8,430	8,352	5,968
Net gains on loan sales	1,575	1,756	570
Net realized gains (losses) on sales of available-for-sale securities	3,443	139	(9)
Income (expense) on foreclosed assets	(597)	(216)	295
Other income	1,186	1,237	1,135
	19,823	17,033	14,983

Noninterest Expense
Salaries and employee benefits	15,842	15,126	13,642
Net occupancy expense	5,337	4,730	4,529
Postage	1,426	1,233	1,152
Insurance	514	485	521
Amortization of excess of cost over fair value of net
assets acquired	--	284	160
Advertising	622	686	713
Office supplies and printing	828	774	703
Other operating expenses	3,765	3,872	4,084
	28,334	27,190	25,504

Income Before Income Taxes	35,513	28,233	23,662

Provision for Income Taxes	12,301	9,475	8,184

Net Income	$ 23,212	$ 18,758	$ 15,478

Earnings Per Common Share
Basic	$ 3.38	$ 2.72	$ 2.16

Diluted	$ 3.34	$ 2.70	$ 2.12

See Notes to Consolidated Financial Statements.

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2002, 2001 and 2000
(In Thousands, Except Per Share Data)

			Additional
	Comprehensive	Common	Paid-in
	Income	Stock	Capital

Balance, January 1, 2000	$ --	$ 123	$ 17,487
Net income	15,478	--	--
Stock issued under Stock Option Plan	--	--	(26)
Dividends declared, $.50 per share	--	--	--
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $582	1,028	--	--
Treasury stock purchased	--	--	--

Comprehensive income	$ 16,506

Balance, December 31, 2000	$ --	123	17,461
Net income	18,758	--	--
Stock issued under Stock Option Plan	--	--	(301)
Dividends declared, $.50 per share	--	--	--
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $184	326	--	--
Treasury stock purchased	--	--	--

Comprehensive income	$ 19,084

Balance, December 31, 2001	$ --	123	17,160
Net income	23,212	--	--
Stock issued under Stock Option Plan	--	--	(127)
Dividends declared, $.70 per share	--	--	--
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $902	1,858	--	--
Treasury stock purchased	--	--	--

Comprehensive income	$ 25,070

Balance, December 31, 2002		$ 123	$ 17,033

See Notes to Consolidated Financial Statements.

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2002, 2001 and 2000
(In Thousands, Except Per Share Data)

		Accumulated
		Other
		Comprehensive
	Retained	Income	Treasury
	Earnings	(Loss)	Stock	Total

Balance, January 1, 2000	$ 100,310	$ (644)	$ (48,351)	$ 68,925
Net income	15,478	--	--	15,478
Stock issued under Stock Option Plan	--	--	507	481
Dividends declared, $.50 per share	(3,611)	--	--	(3,611)
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $582	--	1,028	--	1,028
Treasury stock purchased	--	--	(11,252)	(11,252)
Balance, December 31, 2000	112,177	384	(59,096)	71,049
Net income	18,758	--	--	18,758
Stock issued under Stock Option Plan	--	--	507	206
Dividends declared, $.50 per share	(3,446)	--	--	(3,446)
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $184	--	326	--	326
Treasury stock purchased	--	--	(1,639)	(1,639)
Balance, December 31, 2001	127,489	710	(60,228)	85,254
Net income	23,212	--	--	23,212
Stock issued under Stock Option Plan	--	--	624	497
Dividends declared, $.70 per share	(4,770)	--	--	(4,770)
Change in unrealized appreciation on
available-for-sale securities, net of
income taxes of $902	--	1,858	--	1,858
Treasury stock purchased	--	--	(1,342)	(1,342)
Balance, December 31, 2001	$ 145,931	$ 2,568	$ (60,946)	$ 104,709

See Notes to Consolidated Financial Statements.

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Reclassification Disclosure
Unrealized appreciation on available-for-sale
securities, net of income taxes of $2,073 for
December 31, 2002; $231 for December 31,
2001; $585 for December 31, 2000	$ 4,130	$ 418	$ 1,022

Less reclassification adjustment for (depreciation)
appreciation included in net income, net of
income taxes of $1,171 for December 31, 2002;
$47 for December 31, 2001; $(3) for
December 31, 2000	2,272	92	(6)

Change in unrealized appreciation on available-for-
sale securities, net of income taxes	$ 1,858	$ 326	$ 1,028

See Notes to Consolidated Financial Statements.

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Operating Activities
Net income	$ 23,212	$ 18,758	$ 15,478
Proceeds from sales of loans held for sale	106,487	104,997	35,511
Originations of loans held for sale	(98,939)	(105,766)	(32,960)
Items not requiring (providing) cash
Depreciation	2,593	2,259	2,191
Amortization	136	409	160
Provision for loan losses	5,800	5,200	3,106
Provision for losses on foreclosed assets	254	150	--
Net gains on loan sales	(1,575)	(1,756)	(570)
Net realized (gains) losses on available-for-
sale securities	(3,443)	(139)	9
(Gain) loss on sale of premises and equipment	(76)	87	206
Gain on sale of foreclosed assets	(271)	(576)	(495)
Amortization of deferred income, premiums
and discounts	659	(1,493)	(790)
Deferred income taxes	(2,654)	(1,306)	(958)
Changes in
Interest receivable	644	1,701	(3,057)
Prepaid expenses and other assets	132	90	329
Accounts payable and accrued expenses	(3,016)	(933)	1,274
Income taxes refundable/payable	(725)	1,781	6,870

Net cash provided by operating activities	29,218	23,463	26,304

See Notes to Consolidated Financial Statements.

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Investing Activities
Net change in loans	$ (29,144)	$ (48,976)	$ (115,090)
Purchase of loans	(31,448)	(45,990)	(26,292)
Proceeds from sale of student loans	10,838	11,700	12,400
Purchase of premises and equipment	(6,876)	(4,956)	(2,729)
Proceeds from sale of premises and equipment	235	87	--
Proceeds from sale of foreclosed assets	4,815	5,060	437
Capitalized costs on foreclosed assets	31	(523)	(359)
Proceeds from maturing held-to-maturity
securities	11,687	5	17,354
Purchase of held-to-maturity securities	(26,811)	(17,315)	(7,474)
Proceeds from sale of available-for-sale securities	151,265	106,292	19,982
Proceeds from maturities, calls and repayments of
available-for-sale securities	90,024	161,828	60,230
Purchase of available-for-sale securities	(239,087)	(363,762)	(125,873)
Purchase of Federal Home Loan Bank stock	--	(867)	(3,114)

Net cash used in investing activities	(64,471)	(197,417)	(170,528)

See Notes to Consolidated Financial Statements.

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000
Financing Activities
Net increase in certificates of deposit	$ 36,730	$ 117,190	$ 110,964
Net increase in checking and savings accounts	90,905	15,452	14,178
Proceeds from Federal Home Loan Bank
advances and note payable to bank	2,829,500	1,459,300	3,966,483
Repayments of Federal Home Loan Bank
advances and note payable to bank	(2,882,017)	(1,450,435)	(3,924,653)
Net increase (decrease) in short-term borrowings	(14,459)	16,068	(11,899)
Proceeds from issuance of trust preferred
securities	--	17,250	--
Payment of financing costs on trust preferred
securities	--	(924)	--
Advances (to) from borrowers for taxes and
insurance	(66)	(49)	34
Purchase of treasury stock	(1,342)	(1,639)	(11,252)
Dividends paid	(3,741)	(3,446)	(3,611)
Stock options exercised	497	206	481

Net cash provided by financing activities	56,007	168,973	140,725

Increase (Decrease) in Cash and Cash
Equivalents	20,754	(4,981)	(3,499)

Cash and Cash Equivalents, Beginning of
Year	35,120	40,101	43,600

Cash and Cash Equivalents, End of Year	$ 55,874	$ 35,120	$ 40,101

See Notes to Consolidated Financial Statements.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

   Reclassifications

Certain prior periods amounts have been reclassified to conform to the 2002 financial statements presentation. These reclassifications had no effect on net income.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

   Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in common stock is based on a predetermined formula.

   Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

   Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Nonbinding forward commitments to sell individual mortgage loans are generally acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

   Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on nonaccrual status at ninety days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

Earnings per share (EPS) were computed as follows:

	2002	2001	2000
	(In Thousands, Except Per Share Data)

Net income	$ 23,212	$ 18,758	$ 15,478

Average common shares outstanding	6,863	6,889	7,166

Average common share stock options outstanding	83	67	147

Average diluted common shares	6,946	6,956	7,313

Earnings per common share - basic	$ 3.38	$ 2.72	$ 2.16

Earnings per common share - diluted	$ 3.34	$ 2.70	$ 2.12

Options to purchase 16,600 and 130,075 shares of common stock were outstanding during the years ended December 31, 2002 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

   Stock Option Plan

The Company has a stock-based employee compensation plan, which is described more fully in Note 18. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Amounts)

Net income, as reported	$23,212	$18,758	$15,478
Less
Total stock-based employee
compensation cost determined
under the fair value based method,
net of income taxes	(260)	(358)	(303)

Pro forma net income	$22,952	$18,400	$15,175

Earnings per share
Basic - as reported	$ 3.38	$ 2.72	$ 2.16

Basic - pro forma	$ 3.34	$ 2.67	$ 2.12

Diluted - as reported	$ 3.34	$ 2.70	$ 2.12

Diluted - pro forma	$ 3.30	$ 2.65	$ 2.08

   Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash equivalents consisted of interest-bearing deposits in other financial institutions.

   Income Taxes

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

   Interest Rate Swaps

Beginning in 2001, interest rate swaps are carried at fair value determined using quoted dealer prices and are recognized in the statements of financial condition in the prepaid expenses and other assets caption. The Company uses interest rate swaps to help manage its interest rate risk from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and such liability exposes the Company to interest-rate risk. Amounts to be paid or received under interest-rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income.

   Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2002 and 2001, respectively, was $13,219,000 and $15,679,000.

   Future Changes in Accounting Principle

The Financial Accounting Standards Board ("FASB") recently issued its Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This new Interpretation requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees. The Interpretation applies only to guarantees issued or modified after December 31, 2002. Guarantees issued by the Bank are principally in the form of letters of credit as discussed in Note 15. Initial adoption of the Interpretation will have no effect on the Bank's financial statements. The Bank's application of the Interpretation to guarantees issued or modified after December 31, 2002, will, if material, result in recognition of a liability for such guarantees, as well as recognition of fee revenue from them over the period of time the guarantees are outstanding.

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when incurred rather than at the date of commitment to an exit or disposal plan. This Statement replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS 141, "Business Combinations." SFAS 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

institution that meet the definition of a business, be accounted for in accordance with SFAS 141 and the related intangibles accounted for in accordance with SFAS 142. SFAS 147 removes such acquisitions from the scope of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS 147 also amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS 72. The adoption of this Statement did not have a material effect on the Company's financial statements.

Note 2:    Investments in Debt and Equity Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	December 31, 2002
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. government agencies	$ 11,000	$ --	$ 2	$ 10,998
Collateralized mortgage
obligations	5,082	--	11	5,071
Mortgage-backed securities	195,904	3,093	33	198,964
Corporate bonds	9,156	910	12	10,054
Equity securities	11,267	181	266	11,182

	$232,409	$4,184	$324	$236,269

	December 31, 2001
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. government agencies	$ 84,719	$ 669	$ --	$ 85,388
Collateralized mortgage
obligations	5,188	--	71	5,117
Mortgage-backed securities	120,544	28	1,147	119,425
Corporate bonds	8,311	417	--	8,728
Equity securities	13,967	1,214	34	15,147

	$232,729	$2,328	$1,252	$233,805

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The amortized cost and fair value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$ 1,243	$ 1,253
After five through ten years	10,000	10,000
After ten years	8,913	9,799
Securities not due on a single maturity date	200,986	204,035

	$221,142	$225,087

The amortized cost and approximate fair values of securities classified as held-to-maturity are as follows:

December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
(In Thousands)
States and political subdivisions and industrial revenue bonds	$ 52,587	$ 3,313	$ --	$ 55,900

December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
(In Thousands)
States and political subdivisions and industrial revenue bonds	$ 37,465	$ 3,280	$ 45	$ 40,700

The amortized cost and fair value of held-to-maturity securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$ 9,923	$11,056
After ten years	42,664	44,844

	$52,587	$55,900

The amortized cost of securities pledged as collateral to secure public deposits and for other purposes amounted to approximately $40,667,743 and $17,899,700 at December 31, 2002 and 2001, respectively, with approximate fair values of $40,594,100 and $18,107,200, respectively. The amortized cost of securities pledged as collateral to secure collateralized borrowing accounts amounted to approximately $43,042,700 and $25,865,400 at December 31, 2002 and 2001, respectively, with approximate fair values of $43,333,900 and $26,081,600, respectively. The amortized cost of securities pledged as collateral to secure Federal Home Loan Bank advances amounted to approximately $109,704,500 and $144,928,400 at December 31, 2002 and 2001, respectively, with approximate fair values of $111,069,300 and $145,800,700, respectively.

Note 3:    Loans and Allowance for Loan Losses

Categories of loans at December 31, 2002 and 2001, include:

	2002	2001
	(In Thousands)

One-to-four family residential mortgage loans	$ 169,506	$ 183,421
Other residential mortgage loans	84,862	88,274
Commercial real estate loans	401,942	351,037
Other commercial loans	91,123	97,557
Construction loans	212,670	206,885
Installment, education and other loans	110,182	97,745
Prepaid dealer premium	2,261	1,810
Discounts on loans purchased	(37)	(43)
Undisbursed portion of loans in process	(55,468)	(46,744)
Allowance for loan losses	(21,288)	(21,328)
Deferred loan fees and gains, net	(742)	(863)

	$ 995,011	$ 957,751

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Transactions in the allowance for loan losses were as follows:

	2002	2001	2000
	(In Thousands)

Balance, beginning of year	$21,328	$18,694	$17,293

Provision charged to expense	5,800	5,200	3,106
Loans charged off, net of recoveries
of $1,874 for 2002, $2,335 for
2001 and $1,446 for 2000	(5,840)	(2,566)	(1,705)

Balance, end of year	$21,288	$21,328	$18,694

The weighted average interest rate on loans receivable at December 31, 2002 and 2001, was 6.10% and 6.54%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans serviced for others were $36,826,000 and $39,511,000 at December 31, 2002 and 2001, respectively.

Gross impaired loans totaled approximately $14,521,000 and $8,998,000 at December 31, 2002 and 2001, respectively. An allowance for loan losses of $1,949,000 and $1,205,837 relates to these impaired loans at December 31, 2002 and 2001, respectively. There were two impaired loans at December 31, 2002, and no impaired loans at December 31, 2001, without a related allowance for loan losses assigned.

Interest of approximately $828,000, $1,283,000 and $1,671,000 was received on average impaired loans of approximately $13,101,000, $8,056,000 and $12,132,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest of approximately $1,831,000 and $1,756,000 would have been recognized on an accrual basis during the years ended December 31, 2002 and 2001, respectively. Interest that would have been recognized on impaired loans on an accrual basis during 2000 was not materially different than interest received on a cash basis.

At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled approximately $1,024,000 and $548,000, respectively. Nonaccruing loans at December 31, 2002 and 2001, were approximately $13,497,000 and $8,998,000, respectively.

Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 9.

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. In the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 2002 and 2001, loans outstanding to these directors and executive officers are summarized as follows:

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	December 31,	December 31,
	2002	2001
	(In Thousands)

Balance, beginning of year	$10,073	$ 5,731
New loans	6,962	14,617
Payments	(4,646)	(10,275)

Balance, end of year	$12,389	$ 10,073

Included in the amount of new loans originated to directors and executive officers of the Company and the Bank during 2001 is approximately $13,400,000 of loans to a director appointed during 2001. This amount represents the outstanding balance of the loans as of the date that this individual was elected to the Board.

Note 4:   Foreclosed Assets Held for Sale

Activity in the allowance for losses on foreclosed assets was as follows:

	2002	2001	2000
	(In Thousands)

Balance, beginning of year	$ 150	$ --	$ --
Provision charged to expense	--	150	--
Charge-offs, net of recoveries	(150)	--	--

Balance, end of year	$ --	$ 150	$ --

Note 5:   Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2002	2001
	(In Thousands)

Land	$ 4,728	$ 2,978
Buildings and improvements	12,957	11,120
Furniture, fixtures and equipment	13,737	12,341
	31,422	26,439
Less accumulated depreciation	14,459	13,600

	$16,963	$12,839

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Note 6:   Deposits

Deposits are summarized as follows:

	Weighted Average	December 31,
	Interest Rate	2002	2001
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	--	$ 94,508	$ 62,131
Interest-bearing checking	1.08% - 1.02%	216,699	158,067
Savings accounts	1.23% - 1.37%	876	980

		312,083	221,178

Certificate accounts	0% - 1.99%	38,962	7,538
	2% - 2.99%	208,708	59,443
	3% - 3.99%	168,186	94,097
	4% - 4.99%	62,045	145,515
	5% - 5.99%	91,892	118,769
	6% - 6.99%	119,145	212,617
	7% and above	10,298	24,527

		699,236	662,506
Interest rate swap fair value
adjustment		10,638	3,186

		$1,021,957	$ 886,870

The weighted average interest rate on certificates of deposit was 2.38% and 3.48% at December 31, 2002 and 2001, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $100,782,000 and $79,664,000 at December 31, 2002 and 2001, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $339,820,000 and $355,461,000 at December 31, 2002 and 2001, respectively.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

At December 31, 2002, scheduled maturities of certificates of deposit are as follows (in thousands):

2003	$ 403,477
2004	58,022
2005	30,806
2006	14,195
2007	14,424
Thereafter	178,312

$ 699,236

A summary of interest expense on deposits is as follows:

	2002	2001	2000
	(In Thousands)

Checking accounts	$ 2,277	$ 2,443	$ 2,617
Savings accounts	17	125	631
Certificate accounts	19,990	29,905	29,096
Early withdrawal penalties	(40)	(68)	(100)

	$ 22,244	$ 32,405	$ 32,244

Note 7:   Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consist of the following:

	December 31, 2002		December 31, 2001
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands, Except Interest Rates)

2002	$ --	--%	$ 101,227	2.11%
2003	81,263	1.52	31,327	2.06
2004	25,842	2.14	25,914	2.58
2005	3,201	6.62	3,280	6.64
2006	1,426	6.73	1,514	6.78
2007	3,474	7.13	4,323	7.19
2008 and thereafter	91,020	3.98	91,158	4.14

	$ 206,226	2.90	$ 258,743	3.03

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 16, 2010. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of January 20, 2011. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance on January 20, 2003, and quarterly thereafter.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances. Investment securities with approximate carrying values of $111,069,000 and $144,928,000, respectively, were specifically pledged as collateral for advances at December 31, 2002 and 2001. Loans with carrying values of approximately $536,720,000 and $543,881,000 were pledged as collateral for outstanding advances at December 31, 2002 and 2001, respectively.

Note 8:   Short-term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2002	2001
	(In Thousands)

Federal funds purchased	$ 4,800	$ 37,900
Securities sold under reverse repurchase agreements	38,504	19,863

	$ 43,304	$ 57,763

The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. Securities underlying the agreements are being held by the Bank during the agreement period. All agreements are written on a one-month or less term.

Short-term borrowings had weighted average interest rates of 1.08% and 1.63% at December 31, 2002 and 2001, respectively. Short-term borrowings averaged $33,380,000 and $66,833,000 for the years ended December 31, 2002 and 2001, respectively. The maximum amounts outstanding at any month end were $54,212,000 and $127,336,000 during those same periods.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Note 9:    Note Payable to Bank

The Company has a line of credit with a commercial bank. The amount available under the line of credit was $12,000,000 at December 31, 2002 and 2001, respectively. There were no amounts outstanding under the line at December 31, 2002 and 2001. The note bears interest at LIBOR plus 1.25% due quarterly, is secured by all of the common stock of the Bank and matures November 1, 2003.

The Bank has a potentially available $100,330,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2002. The line is secured primarily by commercial loans and was not drawn upon at December 31, 2002.

Note 10:   Trust Preferred Securities

During 2001 GSBCP, a newly formed Delaware business trust subsidiary of the Company, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company records distributions payable on the trust preferred securities as interest expense for financial reporting purposes. The proceeds from the offering were used to payoff the Company's indebtedness under the existing note payable to bank. The trust preferred securities mature in 2031 and are redeemable at the Company's option beginning in 2006. The trust preferred securities qualify as Tier I capital for regulatory purposes.

During 2001 the Company entered into an interest rate swap agreement to effectively convert this fixed rate debt to variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2002 and 2001, was 3.87% and 4.62%, respectively.

Trust preferred securities are summarized as follows:

	December 31,
	2002	2001
	(In Thousands)
Trust preferred securities	$ 17,250	$ 17,250
Interest rate swap fair value adjustment	1,714	(90)
	$ 18,964	$ 17,160

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Note 11:  Income Taxes

The Company files a consolidated federal income tax return. During the time the Bank operated under a thrift charter, thrifts were allowed a percentage of otherwise taxable income as a statutory bad debt deduction, subject to limitations based on aggregate loans and savings balances. This percentage was most recently 8%. In August 1996 this statutory bad debt deduction was repealed and is no longer available for thrifts. In addition, bad debt allowances accumulated after 1988, which are presently included as a component of the net deferred tax asset, must be recaptured over a six-year period beginning with the period ended December 31, 1998. The amount of the deferred tax liability which must be recaptured is approximately $302,000 at December 31, 2002.

As of December 31, 2002 and 2001, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2002 and 2001.

The provision for income taxes includes these components:

	2002	2001	2000
	(In Thousands)
Taxes currently payable	$ 14,955	$ 10,781	$ 9,142
Deferred income taxes	(2,654)	(1,306)	(958)
Income tax expense	$ 12,301	$ 9,475	$ 8,184

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2002	2001
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$ 7,451	$ 7,465
Accrued expenses	231	113
Partnership tax credits	168	139
Excess of cost over fair value of net assets acquired	187	126
Other	77	16
	8,114	7,859

NEXT PAGE

	December 31,
	2002	2001
	(In Thousands)
Deferred tax liabilities
Tax bad debt allowance in excess of base year allowance	$ (302)	$ (605)
FHLB stock dividends	(575)	(575)
Unrealized appreciation on available-for-sale securities	(1,286)	(384)
Real estate investment trust dividends	(7,018)	--
	(9,181)	(1,564)
Net deferred tax asset (liability)	$ (1,067)	$ 6,295

Reconciliations of the Company's provision for income taxes to the statutory corporate tax rates are as follows:

	2002	2001	2000
Tax at statutory rate	35.0%	35.0%	35.0%
Other	(.4)	(1.4)	(.4)
	34.6%	33.6%	34.6%

The income and other tax returns of the Company and its consolidated subsidiaries are subject to but have not been audited recently by the Internal Revenue Service and state taxing authorities. These returns have been closed without audit through December 31, 1998.

Note 12:   Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
   Cash and Cash Equivalents and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

   Securities

Fair values for securities equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

   Mortgage Loans Held for Sale

Fair value is estimated using the quoted market prices of similar loans originated.

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

   Short-term Borrowings

The carrying amount approximates fair value.

   Note Payable to Bank and Trust Preferred Securities

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

   Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$ 55,874	$ 55,874	$ 35,120	$ 35,120
Available-for-sale securities	236,269	236,269	233,805	233,805
Held-to-maturity securities	52,587	55,900	37,465	40,703
Mortgage loans held for sale	2,636	2,636	7,135	7,135
Loans, net of allowance for loan losses	995,011	1,002,983	957,751	979,782
Accrued interest receivable	6,566	6,566	7,210	7,210
Investment in FHLB stock	14,962	14,962	14,962	14,962
Interest rate swaps	12,353	12,353	3,096	3,096

Financial liabilities
Deposits	1,021,957	1,028,027	886,870	886,656
FHLB advances	206,226	217,894	258,743	258,373
Short-term borrowings	43,304	43,304	57,763	57,763
Trust preferred securities	18,964	18,964	17,160	17,160
Accrued interest payable	2,485	2,485	5,186	5,186
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	--	--	--	--
Letters of credit	--	--	--	--
Lines of credit	--	--	--	--

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Note 13:   Operating Leases

The Company has entered into various operating leases at several of its locations. Some of the leases have renewal options.

At December 31, 2002, future minimum lease payments are as follows (in thousands):

2003	$ 183
2004	140
2005	112
2006	112
2007	112
Later Years	468
$ 1,127

Rental expense was $266,905, $250,161 and $297,274 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 14:   Interest Rate Swaps

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

At December 31, 2002, the notional amount of interest rate swaps outstanding was approximately $270,308,000, all consisting of swaps in a receivable position. At December 31, 2001, the notional amount of interest rate swaps outstanding was approximately $257,490,000, all consisting of swaps in a receivable position. The maturities of interest rate swaps outstanding at December 31, 2002 and 2001, in terms of notional amounts and their average pay and receive rates were as follows:

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	2002			2001
	Fixed to Variable	Average Pay Rate	Average Receive Rate	Fixed to Variable	Average Pay Rate	Average Receive Rate
	(In Millions)
Interest Rate Swaps
Expected Maturity Date
2002	$ --	--%	--%	$ 49.2	1.61%	6.36%
2003	36.0	.73	5.52	31.0	1.08	5.88
2004	7.0	1.23	6.57	7.0	1.85	6.57
2005	15.5	.89	6.20	15.5	1.49	6.20
2006	10.0	1.42	5.30	10.0	1.93	5.30
2007	10.0	1.36	3.50	20.0	2.10	4.00
2008	27.6	1.28	3.85	7.6	1.54	5.93
2009	19.8	1.55	5.50	25.0	2.20	6.06
2011	22.5	1.54	5.69	15.0	2.13	6.17
2012	10.0	1.40	5.50	--	--	--
2016	39.8	1.56	6.14	60.0	2.08	6.22
2017	54.9	1.40	4.70	--	--	--
2031	17.2	3.87	9.00	17.2	4.68	9.00
	$ 270.3	1.47	5.49	$ 257.5	2.00	6.16

Note 15:   Commitments and Credit Risk

    Commitments to Originate Loans

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

At December 31, 2002 and 2001, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $4,721,000 and $6,216,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, and which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $3,497,000 and $5,475,000, at December 31, 2002 and 2001, respectively.

   Letters of Credit

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

The Company had total outstanding letters of credit amounting to approximately $15,711,000 and $11,923,000, at December 31, 2002 and 2001, respectively, with $8,282,000 and $4,076,000, respectively, of the letters of credit having terms up to five years. The remaining $7,429,000 and $7,847,000 at December 31, 2002 and 2001, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue. The Federal Home Loan Bank has issued a letter of credit backing the Bank's letter of credit.

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

At December 31, 2002, the Bank had granted unused lines of credit to borrowers aggregating approximately $95,393,000 and $19,910,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2001, the Bank had granted unused lines of credit to borrowers aggregating approximately $72,971,000 and $17,514,000 for commercial lines and open-end consumer lines, respectively.

   Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri. Although the Bank has a diversified portfolio, loans aggregating approximately $162,103,000 and $155,626,000 at December 31, 2002 and 2001,

NEXT PAGE

respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area. Residential mortgages account for approximately $63,890,000 and $67,870,000 of this total at December 31, 2002 and 2001, respectively.

Note 16:   Additional Cash Flow Information

	2002	2001	2000
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$7,392	$6,959	$3,458
Sale and financing of foreclosed assets	$1,292	$2,479	$1,705
Dividends declared but not paid	$1,029	--	--
Additional Cash Payment Information
Interest paid	$33,038	$46,839	$48,575
Income taxes paid	$15,676	$9,000	$2,300

Note 17:   Employee Benefits

The Company participates in a multi-employer defined benefit plan covering all employees who have met minimum service requirements. The Company's policy is to fund pension cost accrued. Employer contributions charged to expense for the years ended December 31, 2002, 2001 and 2000, were approximately $246,000, $230,000 and $0, respectively. As a member of a multi-employer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution pension plan covering substantially all employees. The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation, and also matches 50% of the employee's contribution on the next 2% of the employee's compensation. Employer contributions charged to expense for the years ended December 31, 2002, 2001 and 2000, were approximately $255,000, $313,000 and $309,000, respectively.

Note 18:   Stock Option Plan

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 1,232,496 shares of common stock.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company's stock option plans:

	Available to Grant	Shares Under Option	Weighted Average Exercise Price
Balance, January 1, 2000	751,822	305,770	$ 17.933
Granted	(62,513)	62,513	16.383
Exercised	--	(71,205)	(12.140)
Forfeited	62,520	(62,520)	(19.974)
Balance, December 31, 2000	751,829	234,558	16.510
Granted	(62,075)	62,075	26.291
Exercised	--	(54,932)	(16.052)
Forfeited	15,849	(15,849)	(20.134)
Balance, December 31, 2001	705,603	225,852	21.480
Granted	(67,050)	67,050	37.231
Exercised	--	(45,827)	(18.414)
Forfeited	16,465	(16,465)	(24.386)

Balance, December 31, 2002	655,018	230,610	26.462

The fair value of each option granted is estimated on the date of the grant using the Black Scholes pricing model with the following weighted average assumptions:

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	December 31, 2002	December 31, 2001	December 31, 2000
Dividends per share	$0.56	$0.50	$0.50
Risk-free interest rate	2.93%	3.91%	5.93%
Expected life of options	5 Years	5 Years	5 Years
Weighted average fair value of options granted during year	$9.83	$19.57	$10.11

The following table further summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.938 to $16.875	34,333	6.86 years	$14.850	12,508	$13.403
$17.000 to $18.188	18,675	3.91 years	$17.594	6,725	$17.415
$21.500 to $28.375	112,802	6.00 years	$25.261	40,634	$24.624
$36.375 to $40.020	64,800	8.56 years	$37.261	--	N/A

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

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2002
Total Risk-Based Capital
Great Southern Bancorp, Inc.	$133,209	12.1%	≥$87,840	≥8.0%	N/A	N/A
Great Southern Bank	$127,343	11.6%	≥$87,986	≥8.0%	≥$109,983	≥10.0%

Tier I Risk-Based Capital
Great Southern Bancorp, Inc.	$119,391	10.9%	≥$43,920	≥4.0%	N/A	N/A
Great Southern Bank	$113,502	10.3%	≥$43,993	≥4.0%	≥$65,990	≥6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$119,391	8.6%	≥$55,360	≥4.0%	N/A	N/A
Great Southern Bank	$113,502	8.2%	≥$55,246	≥4.0%	≥$69,058	≥5.0%

As of December 31, 2001
Total Risk-Based Capital
Great Southern Bancorp, Inc.	$113,274	10.9%	≥$82,986	≥8.0%	N/A	N/A
Great Southern Bank	$104,610	10.2%	≥$82,087	≥8.0%	≥$102,609	≥10.0%

Tier I Risk-Based Capital
Great Southern Bancorp, Inc.	$100,204	9.7%	≥$41,493	≥4.0%	N/A	N/A
Great Southern Bank	$91,679	8.9%	≥$41,043	≥4.0%	≥$61,565	≥6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$100,204	7.8%	≥$51,101	≥4.0%	N/A	N/A
Great Southern Bank	$91,679	7.2%	≥$50,642	≥4.0%	≥$63,302	≥5.0%

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002 and 2001, the Company and the Bank exceeded their minimum capital requirements. The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Note 21:   Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2002, 2001 and 2000:

	2002 Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$19,781	$20,153	$20,513	$19,714
Interest expense	8,110	7,633	7,476	7,118
Provision for loan losses	1,350	1,650	1,300	1,500
Net realized gains (losses) on available-for-sale securities	595	2,229	621	(2)
Net income	5,402	6,534	5,919	5,357
Earnings per common share - diluted	.78	.94	.85	.77

	2001 Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$24,842	$22,096	$22,127	$20,432
Interest expense	13,571	12,408	10,504	9,410
Provision for loan losses	1,650	1,050	1,050	1,450
Net realized gains (losses) on available-for-sale securities	--	268	99	(228)
Net income	4,727	4,532	4,850	4,649
Earnings per common share - diluted	.67	.65	.70	.68

	2000 Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$19,321	$20,573	$22,425	$23,831
Interest expense	10,608	11,434	12,810	14,009
Provision for loan losses	476	600	900	1,130
Net realized gains (losses) on available-for-sale securities	--	(6)	--	(3)
Net income	3,659	3,884	3,992	3,943
Earnings per common share - diluted	.48	.53	.55	.56

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Note 22:   Operating Segments

The Company's banking operation is its only reportable segment. The banking operation is principally engaged in the business of originating residential and commercial real estate loans, commercial business loans and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowing from the Federal Home Loan Bank and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

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

	Year Ended December 31, 2002
	Banking	All Other	Totals
	(In Thousands)

Interest income	$80,117	$44	$80,161
Interest expense	$30,337	--	$30,337
Depreciation and amortization	$2,607	$122	$2,729
Provision for income taxes	$12,105	$196	$12,301
Segment profit	$22,840	$372	$23,212
Segment assets	$1,398,930	$3,708	$1,402,638
Expenditures for additions to premises and equipment	$6,791	$85	$6,876
	Year Ended December 31, 2001
	Banking	All Other	Totals
	(In Thousands)

Interest income	$89,425	$72	$89,497
Interest expense	$45,907	--	$45,907
Depreciation and amortization	$2,246	$422	$2,668
Provision for income taxes	$9,570	$(95)	$9,475
Segment profit	$18,924	$(166)	$18,758
Segment assets	$1,319,989	$3,114	$1,323,103
Expenditures for additions to premises and equipment	$4,781	$175	$4,956

NEXT PAGE

	Year Ended December 31, 2000
	Banking	All Other	Totals
	(In Thousands)

Interest income	$86,104	$46	$86,150
Interest expense	$48,849	$12	$48,861
Depreciation and amortization	$2,055	$296	$2,351
Provision for income taxes	$7,821	$363	$8,184
Segment profit	$14,766	$712	$15,478
Segment assets	$1,126,413	$3,765	$1,130,178
Expenditures for additions to premises and equipment	$2,276	$453	$2,729

Note 23: Condensed Parent Company Statements

The condensed balance sheets at December 31, 2002 and 2001, and statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000, for the parent company, Great Southern Bancorp, Inc., are as follows:

	December 31,
	2002	2001
	(In Thousands)
Balance Sheets
Assets
Cash	$ 5,410	$ 491
Available-for-sale securities	285	9,190
Investment in subsidiary bank	116,134	91,580
Income taxes receivable	101	535
Premises and equipment	179	130
Prepaid expenses	878	909
Other assets	2,393	544

	$ 125,380	$ 103,379

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$ 1,696	$ 540
Trust preferred securities	18,964	17,160
Deferred income taxes	11	425
Common stock	123	123
Additional paid-in capital	17,033	17,160
Retained earnings	145,931	127,489
Unrealized appreciation on available-for-sale securities, net	2,568	710
Treasury stock, at cost	(60,946)	(60,228)

	$ 125,380	$ 103,379

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In Thousands)

Statements of Income
Income
Dividends from subsidiary bank	$ 500	$ 7,300	$ 7,000
Interest and dividend income	178	348	324
Net realized gains (losses) on sales of available-for-sale securities	2,240	29	(11)

	2,918	7,677	7,313

Expense
Operating expenses	485	370	219
Interest expense	718	1,146	1,041

	1,203	1,516	1,260

Income before income tax and equity in undistributed earnings of subsidiaries	1,715	6,161	6,053

Provision (credit) for income taxes	431	(398)	(371)

Income before equity in earnings of subsidiaries	1,284	6,559	6,424

Equity in undistributed earnings of subsidiaries	21,928	12,199	9,054
	$ 23,212	$ 18,758	$ 15,478

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$ 23,212	$ 18,758	$ 15,478
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiaries	(21,928)	(12,199)	(9,054)
Depreciation	16	2	--
Amortization	40	34	--
Net realized (gains) losses on sales of available-for-sale securities	(2,240)	(29)	11
Changes in
Prepaid expenses and other assets	(4)	(942)	--
Accounts payable and accrued expenses	127	496	3
Income taxes	434	(398)	(312)

Net cash provided by (used in) operating activities	(343)	5,722	6,126

Investing Activities
Purchase of fixed assets	(65)	--	--
Proceeds from sale of available-for-sale securities	9,963	129	65
Other investments	(50)	--	(50)
Investment in subsidiary	--	(534)	(1,000)

Net cash provided by (used in) investing activities	9,848	(405)	(985)

Financing Activities
Repayment of bank overdraft	--	--	(16)
Proceeds from issuance of trust preferred securities	--	17,250	--
Net increase (decrease) in short-term borrowings	--	(17,841)	9,902
Dividends paid	(3,741)	(3,446)	(3,611)
Stock options exercised	497	206	481
Treasury stock purchased	(1,342)	(1,639)	(11,253)

Net cash used in financing activities	(4,586)	(5,470)	(4,497)

Increase (Decrease) in Cash	4,919	(153)	644

Cash, Beginning of Year	491	644	--

Cash, End of Year	$ 5,410	$ 491	$ 644

Additional Cash Payment Information
Interest paid	$720	$1,186	$1,038

NEXT PAGE

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       (a)       Directors of the Registrant

Nominees to Serve a Three-Year Term Expiring at the 2006 Annual Meeting

       Thomas J. Carlson, age 50, was first appointed a Director of Bancorp in January 2001. He is the co-owner of Carlson Gardner, Inc., a real estate development company that has been in business since 1993. Mr. Carlson is also a shareholder of Woodco, Inc., a real estate construction company. He co-owns and is a member of Missouri Equity Partners, L.L.C. and Mid America Property Management, L.L.C. He is the President and Chief Executive Officer of Pointe Royale Development, Inc., a real estate development company. Mr. Carlson serves on the Board of Directors of ITEC Attractions, Inc., which owns the IMAX Theater in Branson, Missouri. Mr. Carlson, an attorney, is active in local political and civic affairs. He was a member of the Springfield City Council from 1983 to 1985, serving as Mayor Pro Tem from 1985 to 1987. He was Mayor of the City of Springfield from 1987 to 1993. Thereafter, he served on the Springfield-Branson Regional Airport Board. In 1997, he was again re-elected to the Springfield City Council. In 2001, he was again elected Mayor of the City of Springfield, a position he continues to hold. None of these entities are affiliated with Bancorp.

       Joseph W. Turner, age 38, joined Great Southern Bank ("Great Southern") in 1991 and became an officer of Bancorp in 1995. Mr. J. Turner became a Director in 1997 and currently serves as President and Chief Executive Officer of Bancorp and Great Southern. Prior to joining Great Southern, Mr. J. Turner was an attorney with the Kansas City, Missouri law firm of Stinson, Mag and Fizzell. Mr. J. Turner is the son of William V. Turner, who is a Director and the Chairman of the Board of Bancorp and Great Southern. Mr. J. Turner is the brother of Julie T. Brown, who is a Director of Bancorp and Great Southern.

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

Directors Serving a Three-Year Term Expiring at the 2004 Annual Meeting

       William V. Turner, age 70, has served as the Chairman of the Board of Great Southern since 1974, Chief Executive Officer of Great Southern from 1974 to 2000, and President of Great Southern from 1974 to 1997. Mr. W. Turner has served in similar capacities with Bancorp since its incorporation in 1989. Mr. W. Turner has also served as Chairman of the Board and President of Great Southern Financial Corporation (a subsidiary of Great Southern) since its incorporation in 1974 and Chairman of the Board of Great Southern Capital Management, Inc. (a subsidiary of Great Southern) since its formation in 1988. Mr. W. Turner is the

NEXT PAGE

father of Joseph W. Turner, who is a Director and the Chief Executive Officer and President of Bancorp and Great Southern. Mr. W. Turner is also the father of Julie T. Brown, who is a Director of Bancorp and Great Southern.

       Julie T. Brown, age 41, was first appointed a Director of Great Southern and Bancorp in 2002. Ms. Brown is an attorney and shareholder with the Springfield, Missouri law firm of Carnahan, Evans, Cantwell and Brown, P.C. having joined the firm in February 1996. Carnahan, Evans, Cantwell and Brown, P.C. represents both Great Southern and Bancorp in corporate matters. Ms. Brown is active in local civic affairs, serving on the Boards of the Community Foundation of the Ozarks, and the Discovery Center of Springfield, among others. Ms. Brown is the daughter of William V. Turner, who is a Director and the Chairman of the Board of Bancorp and Great Southern, and the sister of Joseph W. Turner, who is a Director and the Chief Executive Officer and President of Bancorp and Great Southern.

Directors Serving a Three-Year Term Expiring at the 2005 Annual Meeting

       William E. Barclay, age 73, was first elected a Director of Great Southern in 1975 and of Bancorp in 1989. Mr. Barclay is the founder and has served as President and/or Chairman of Auto-Magic Full Service Car Washes in Springfield, Missouri since 1962. Mr. Barclay also founded Barclay Love Oil Company in Springfield, Missouri in 1964, founded a chain of Ye Ole Buggy Bath Self-Service Car Washes in Springfield, Missouri in 1978 and opened a Jiffy Lube franchise in Springfield, Missouri in 1987. None of these entities are affiliated with Bancorp.

       Larry D. Frazier, age 65, was first elected a Director of Great Southern and of Bancorp in May 1992. Mr. Frazier was elected a Director of Great Southern Financial Corporation (a subsidiary of Great Southern) in 1976, where he served until his election as Director of Great Southern and Bancorp. Mr. Frazier is retired from White River Valley Electric Cooperative in Branson, Missouri, where he served as Chief Executive Officer from 1975 to 1998. Mr. Frazier also has served as President of Rural Missouri Cable T.V., Inc. since 1979. These entities are not affiliated with Bancorp.

(b)   Executive Officers of the Registrant

       Included under Part I of this Form 10-K.

(c)   Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Exchange Act requires Bancorp's directors, its executive officers and persons who own more than ten percent of the Common Stock, to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC and to furnish Bancorp with copies of all such ownership reports. Based solely on Bancorp's review of the copies of the ownership reports furnished to Bancorp, and written representations relative to the filing of certain forms, Bancorp is aware of three late filings for William V. Turner for ten transactions in January 2002, four transactions in June 2001 and three transactions in October 2000; four late filings for Joseph W. Turner for six transactions in January 2002, three transactions in June 2001, four transactions in October 2000 and one transaction in December 1999; two late filings for Julie T. Brown for three transactions in October 2002 and two transactions in July 2002; two late filings for Steven G. Mitchem for five transactions in March 2002 and seven transactions in August 2001; one late filing for Larry A. Larimore for one transaction in October 2001; and one late filing for Douglas W. Marrs for four transactions in January 2001.

NEXT PAGE

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

       The following table sets forth information concerning the compensation of William V. Turner, the Chairman of the Board; Joseph W. Turner, the President and Chief Executive Officer; Rex A. Copeland, the Treasurer; and Steven G. Mitchem, the Chief Lending Officer of Great Southern Bank. No other executive officer earned a salary and bonus in excess of $100,000 for fiscal 2002.

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Options (#)	All Other Compensation ($)(2)

William V. Turner	Fiscal 2002	239,071	176,731	7,500	117,039
Chairman of the Board	Fiscal 2001	232,329	140,308	7,500	113,717
	Fiscal 2000	226,494	120,000	7,500	6,960

Joseph W. Turner	Fiscal 2002	198,938	176,731	7,500	9,657
Chief Executive Officer and	Fiscal 2001	188,370	140,308	7,500	13,751
President	Fiscal 2000	179,714	120,000	7,500	6,581

Rex A. Copeland	Fiscal 2002	122,500	13,530	3,000	5,696
Treasurer	Fiscal 2001	110,750	12,210	3,000	497
	Fiscal 2000	84,570	---	7,080	39,781

Steven G. Mitchem	Fiscal 2002	109,792	12,100	3,000	5,145
Chief Lending Officer	Fiscal 2001	104,583	11,550	3,000	4,292
	Fiscal 2000	94,667	---	2,500	4,335

  Includes directors' fees for Mr. W. Turner of $36,000, $32,100 and $31,200 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively; and for Mr. J. Turner of $24,000, $19,500 and $18,000 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.
  Fiscal 2002 includes: (a) company matching contributions to Bancorp's 401(k) plan (Mr. W. Turner - $8,000, Mr. J. Turner - $8,000, Mr. R. Copeland - $5,417and Mr. S. Mitchem - $4,866), (b) term life insurance premiums paid by Great Southern for the benefit of Mr. W. Turner - $279, Mr. J. Turner - $279, Mr. R. Copeland - $279 and Mr. S. Mitchem - $279, (c) compensation under applicable Internal Revenue Service regulations for personal use of Great Southern's aircraft by Mr. W. Turner - $1,307 and Mr. J. Turner - $1,378 and (d) annual benefit payments under Bancorp's pension plan to Mr. W. Turner - $107,453.

NEXT PAGE

Option Grants During the Fiscal Year Ended December 31, 2002

       The following table sets forth options to acquire shares of Common Stock which were granted during fiscal 2002 to the executive officers named in the Summary Compensation Table.

OPTIONS GRANTS IN FISCAL 2002

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to All Employees in Fiscal 2002	Exercise or Base Price ($ per share)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
					5% ($)	10% ($)

William V. Turner	7,500	11.2%	$40.0200	9-18-2007	$48,101	$139,300
Joseph W. Turner	7,500	11.2	40.0200	9-18-2007	$48,101	$139,300
Rex A. Copeland	3,000	4.5	36.3750	9-18-2012	$68,628	$173,917
Steven G. Mitchem	3,000	4.5	36.3750	9-18-2012	$68,628	$173,917

  Options for William V. Turner and Joseph W. Turner were granted at 110% of the market price on the date of grant, vest 25% per year after a one year holding period beginning on the date of grant (September 18, 2002), and must be exercised within 5 years of the grant. Options for Rex A. Copeland and Steven G. Mitchem vest 25% per year after a two year holding period beginning on the date of grant (September 18, 2002), and must be exercised within 10 years of the grant.

Option Exercises and Fiscal Year-End Values

       The following table sets forth all stock options exercised by the named executives during fiscal 2002 and the number and value of unexercised options held by such executive officers at December 31, 2002.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

William V. Turner	15,625	$204,160	6,250	18,125	$ 83,221	$135,342
Joseph W. Turner	11,560	231,785	14,375	18,125	197,544	135,342
Rex A. Copeland	1,770	30,113	---	11,310	---	136,329
Steven G. Mitchem	550	6,170	925	8,775	16,310	84,214

  Value realized is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.
  The value of unexercised options was calculated at a per share price of $36.75, based on the closing price of the Common Stock as reported on the Nasdaq National Market System on December 31, 2002, less the exercise price per share.

NEXT PAGE

Employment Agreements

       William V. Turner and Joseph W. Turner (the "Employees") have entered into employment agreements with Great Southern (the "Employment Agreements"). The Employment Agreements provide for an annual base salary in an amount not less than the Employee's then-current salary and an initial term of five years with respect to Mr. W. Turner, and five years with respect to Mr. J. Turner. The Employment Agreements provide for an extension of one year, in addition to the then-remaining term, on each anniversary of the effective date of the agreements subject to the Board's discretion. The Employment Agreements provide that Great Southern may terminate the employment of either of the Employees for "cause," as defined in the Employment Agreements, at any time. The Employment Agreements also provide that in the event Great Southern chooses to terminate the employment of either of the Employees for reasons other than for cause, or in the event either of the Employees resigns from Great Southern upon the failure of the Great Southern Board of Directors to reelect the Employee to his current office or upon a material lessening of his functions, duties or responsibilities, the employee would be entitled to the payments owed for the remaining term of the agreement. If the employment of either of the Employees is terminated in connection with or within 12 months of a "change in control" of Great Southern or Bancorp, each of the Employees would be entitled to (i) a lump sum payment equal to 299% of the Employee's base amount of compensation as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended, and (ii) continued payment of his salary under the applicable Employment Agreement for the term of the agreement. If Messrs. W. Turner and J. Turner had been entitled to the lump sum payments described in clause (i) of the preceding sentence as of December 31, 2002, the payments would have amounted to $1,323,077 and $753,965, respectively.

Directors' Compensation

       Directors of Bancorp receive a monthly fee of $500, which is the only compensation paid to directors by Bancorp. Directors of Great Southern receive a monthly fee of $1,500, except for William V. Turner, the Chairman of the Board of Directors, who receives a monthly fee of $1,900. The director of Great Southern Financial Corporation, who is William V. Turner, receives a monthly fee of $600 for his service on that board. The directors of Bancorp and its subsidiaries are not paid any fees for committee service and are not reimbursed for their costs in attending the Board of Directors or any committee meetings.

Benefits

       Pension Plan. Great Southern's employees are included in the Pentegra Retirement Fund, a multiple employer comprehensive pension plan. This noncontributory defined benefit retirement plan covers all employees who have met minimum service requirements.

NEXT PAGE

       The following table illustrates annual pension benefits payable upon retirement, subject to limits established by federal law, based on various levels of compensation and years of service and assuming payment in the form of a straight-life annuity. Covered compensation includes all regular and overtime pay excluding bonuses and commissions. At December 31, 2002, Messrs. J. Turner, R. Copeland and S. Mitchem had 10, 2 and 11 years, respectively, of credited service under the pension plan. Mr. W. Turner is no longer accruing additional benefits under the plan and, in 2002, received annual benefit payments of $107,453 under the pension plan. The benefits under this plan are not subject to Social Security or other offsets.

PENSION PLAN TABLE

Average Annual	Years of Service
Covered Compensation	10	20	30	40

$ 50,000	$10,000	$ 20,000	$ 30,000	$ 40,000
100,000	20,000	40,000	60,000	80,000
150,000	30,000	60,000	90,000	120,000
200,000	40,000	80,000	120,000	160,000
250,000	50,000	100,000	150,000	160,000(1)
300,000	60,000	120,000	160,000(1)	160,000(1)
350,000	70,000	140,000	160,000(1)	160,000(1)
400,000	80,000	160,000	160,000(1)	160,000(1)
450,000	90,000	160,000(1)	160,000(1)	160,000(1)
________________
  The maximum retirement benefit currently permitted by federal law is $160,000 per year for this type of plan.

NEXT PAGE

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

       The following table sets forth certain information, as of March 21, 2003 (the "Record Date") as to those persons believed by management of Bancorp to be beneficial owners of more than five percent of the outstanding shares of Common Stock. Persons, legal or natural, and groups beneficially owning in excess of five percent of the Common Stock are required to file certain reports regarding such ownership with Bancorp and with the United States Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Where appropriate, historical information set forth below is based on the most recent Schedule 13D or 13G filed on behalf of such person with Bancorp. Other than those persons listed below, management is not aware of any person or group that owns more than five percent of the Common Stock as of the Record Date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

William V. Turner Ann S. Turner Turner Family Limited Partnership Turner Family Foundation 925 St. Andrews Circle Springfield, MO 65809	1,034,335(3)	15.06%

Robert M. Mahoney Joyce B. Mahoney Tri-States Company 4940 S. Farm Road 189 Suite 500 Rogersville, MO 65742	527,384(4)	7.69

Earl A. Steinert, Jr. 1736 E. Sunshine Springfield, MO 65804	460,500(5)	6.71

____________________

  Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.
  The percentage ownership is based on the number of shares outstanding as of the Record Date.
  Under Rule 13d-3 under the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of that date. This figure includes 6,250 shares which may be acquired through option exercises by William V. Turner. This figure also includes 36,228 shares held in various capacities by Ann S. Turner, Mr. W. Turner's wife, which Mr. W. Turner may be deemed to beneficially own, 14,826 shares held by the Turner Family Foundation which Mr. and Mrs. Turner may be deemed to beneficially own and 783,012 shares held by the Turner Family Limited Partnership which Mr. and Mrs. W. Turner may be deemed to beneficially own. Mr. W. Turner disclaims beneficial ownership as to shares beneficially owned by Ann S. Turner and the Turner Family Foundation, and 258,678 shares owned by the Turner Family Limited Partnership. This figure also includes 194,019 shares held in various capacities by William V. Turner, Mrs. Turner's husband, which Mrs. Turner may be deemed to beneficially own. Mrs. Turner disclaims beneficial ownership as to shares beneficially owned by William V. Turner, and 258,768 shares owned by the Turner Family Limited Partnership.

NEXT PAGE

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

Stock Ownership of Management

       The following table sets forth information, as of the Record Date, as to shares of Common Stock beneficially owned by the directors and nominees named under "Item 10. Directors and Executive Officers of the Registrant" above, the executive officers named in the Summary Compensation Table under "Item 11. Executive Compensation" above, and the directors and all executive officers of Bancorp as a group. Each beneficial owner listed has sole voting and dispositive power with respect to the shares of Common Stock reported, except as otherwise indicated.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

William V. Turner	1,034,335(3)	15.06%
Larry D. Frazier	55,000.80
Joseph W. Turner	52,206(4)	.76
William E. Barclay	8,048.12
Thomas J. Carlson	1,500.02
Julie T. Brown	3,425.05
Rex A. Copeland	3,314(5)	.05
Steven G. Mitchem	36,135(6)	.53
Directors and Executive Officers as a Group (10 persons)	1,196,993(7)	17.40

_______________

  Amounts include shares held directly, as well as shares held jointly with family members, in retirement accounts, in a fiduciary capacity, by certain family members, by certain related entities or by trusts of which the directors and executive officers are trustees or substantial beneficiaries, with respect to which shares the respective director or executive officer may be deemed to have sole or shared voting and/or dispositive powers. Under Rule 13d-3 the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of that date. Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.
  The percentage ownership is based on the number of shares outstanding as of the Record Date.
  For a detailed discussion of the nature of Mr. W. Turner's ownership, see Footnote 3 to the table of beneficial owners set out above.
  This figure includes 9,375 shares that may be acquired through option exercises.
  This figure includes 1,250 shares that may be acquired through option exercises.
  This figure includes 1,525 shares that may be acquired through option exercises.
  The figure includes an aggregate of 19,839 shares that may be acquired through option exercises by all directors and executive officers as a group.

NEXT PAGE

       The following table sets forth information as of December 31, 2002 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	230,610	26.462	655,018(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	230,610	26.462	655,018(1)
_________________________

(1) Under the Company's 1997 Stock Option and Incentive Plan, up to all remaining shares could be issued to plan participants as restricted stock.

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

NEXT PAGE

       No directors, executive officers or their affiliates, had aggregate indebtedness to Great Southern on below market rate loans exceeding $60,000 at any time since January 1, 2002 except as noted below.

Name	Position	Date of Loan	Largest Amount Outstanding Since 01/01/02	Balance as of 12/31/02	Interest Rate at 12/31/02	Type

Joseph W. Turner	CEO and President of Bancorp and Great Southern	09/14/98 08/31/00	$286,168 92,847	$280,688 5,672	3.24% 4.25%	Home Mortgage Home Equity Line

Rex A. Copeland	Treasurer of Bancorp; Senior Vice President and CFO of Great Southern	06/01/00	181,795	174,876	3.71%	Home Mortgage

Steven G. Mitchem	Senior Vice President and Chief Lending Officer of Great Southern	06/22/98 07/01/02	141,624 7,954	136,965 7,858	3.23% 6.00%	Home Mortgage Home Equity Line

Larry A. Larimore	Secretary of Bancorp and Great Southern; Vice President of Great Southern	08/17/00 07/31/02	211,640 32,267	207,974 31,952	3.31% 6.00%	Home Mortgage Home Equity Line

Douglas W. Marrs	Vice President - Operations of Great Southern	08/06/01 02/25/98	99,384 30,418	97,824 27,818	3.31% 4.25%	Home Mortgage Home Equity Line

ITEM 14.   CONTROLS AND PROCEDURES

       (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. The Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

       (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

NEXT PAGE

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
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

NEXT PAGE

(10)	Material contracts

The Registrant's 1989 Stock Option and Incentive Plan previously filed with the Commission (File no. 33- 30597) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, is incorporated herein by reference as Exhibit 10.1.

An Employment Agreement dated September 18, 2002 between the Registrant and William V. Turner is attached hereto as Exhibit 10.2.

An Employment Agreement dated September 18, 2002 between the Registrant and Joseph W. Turner is attached hereto as Exhibit 10.4.

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

NEXT PAGE

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

	(24)	Power of attorney

Included as part of signature page.

	(99)	Additional Exhibits

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.

Date: March 28, 2003	By: /s/ Joseph W. Turner
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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ William V. Turner William V. Turner	Chairman of the Board	March 28, 2003

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

/s/ William E. Barclay William E. Barclay	Director	March 28, 2003

/s/ Larry D. Frazier Larry D. Frazier	Director	March 28, 2003

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 28, 2003

/s/ Julie T. Brown Julie T. Brown	Director	March 28, 2003

NEXT PAGE

CERTIFICATIONS

       I, Joseph W. Turner, certify that:

       1. I have reviewed this annual report on Form 10-K of Great Southern Bancorp, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Joseph W. Turner

Joseph W. Turner
President and Chief Executive Officer

NEXT PAGE

       I, Rex A. Copeland, certify that:

       1. I have reviewed this annual report on Form 10-K of Great Southern Bancorp, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Rex A. Copeland

Rex A. Copeland
Treasurer

NEXT PAGE

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

10.2	Employment Agreement of William V. Turner
10.4	Employment Agreement of Joseph W. Turner
10.6	Revolving Note, as modified
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
99	Certification