Form 10-Q
period 2003-03-31
GREAT SOUTHERN BANCORP INC
filed 2003-05-12
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2003

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

Yes /X/     No /  /

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes /X/     No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 6,860,103 shares of common stock, par value $.01, outstanding at May 9, 2003.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash	$ 62,601	$ 55,327
Interest-bearing deposits in other financial institutions	4,239	547
Cash and cash equivalents	66,840	55,874
Available-for-sale securities	217,142	236,269
Held-to-maturity securities (fair value $49,900 - March 2003;
$55,900 - December 2002)	47,148	52,587
Mortgage loans held for sale	4,869	2,636
Loans receivable, net of allowance for loan losses of $20,108 -
March 2003; $21,288 - December 2002	1,008,356	995,011
Interest receivable:
Loans	5,082	5,076
Investments	1,387	1,490
Prepaid expenses and other assets	15,113	16,452
Foreclosed assets held for sale, net	12,167	4,328
Premises and equipment, net	16,343	16,963
Investment in Federal Home Loan Bank stock	14,962	14,962
Refundable income taxes	--	990
Total Assets	$1,409,409	$1,402,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,048,149	$ 1,021,957
Federal Home Loan Bank advances	180,919	206,226
Short-term borrowings	43,661	43,304
Trust preferred securities	18,917	18,964
Accrued interest payable	2,091	2,485
Advances from borrowers for taxes and insurance	501	229
Accounts payable and accrued expenses	3,737	3,697
Income taxes payable	2,098	--
Deferred income taxes	541	1,067
Total Liabilities	1,300,614	1,297,929

Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued
12,325,002 shares	123	123
Additional paid-in capital	17,136	17,033
Retained earnings	150,360	145,931
Accumulated other comprehensive income	2,219	2,568
	169,838	165,655
Less treasury common stock, at cost; March 2003 - 5,464,709 shares;
December 2002 - 5,467,881 shares	(61,043)	(60,946)
Total Stockholders' Equity	108,795	104,709
Total Liabilities and Stockholders' Equity	$1,409,409	$1,402,638

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2002
	(Unaudited)
INTEREST INCOME
Loans	$15,321	$15,673
Investment securities and other	3,256	4,107
TOTAL INTEREST INCOME	18,577	19,780

INTEREST EXPENSE
Deposits	4,511	5,921
Federal Home Loan Bank advances	1,451	1,862
Short-term borrowings and trust preferred securities	283	327
TOTAL INTEREST EXPENSE	6,245	8,110

NET INTEREST INCOME	12,332	11,670
PROVISION FOR LOAN LOSSES	1,200	1,350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,132	10,320

NON INTEREST INCOME
Commissions	1,383	1,488
Service charges and ATM fees	2,437	1,846
Net gains on loan sales	552	438
Net realized gains on sales of available-for-sale securities	114	595
Expense on foreclosed assets	(263)	(327)
Other income	478	417
TOTAL NON INTEREST INCOME	4,701	4,457

NON INTEREST EXPENSE
Salaries and employee benefits	4,279	3,857
Net occupancy and equipment expense	1,450	1,159
Postage	421	329
Insurance	163	124
Advertising	155	110
Office supplies and printing	209	205
Other operating expenses	949	850
TOTAL NON INTEREST EXPENSE	7,626	6,634

INCOME BEFORE INCOME TAXES	8,207	8,143
PROVISION FOR INCOME TAXES	2,749	2,741
NET INCOME	$ 5,458	$ 5,402

BASIC EARNINGS PER COMMON SHARE	$.80	$.79
DILUTED EARNINGS PER COMMON SHARE	$.79	$.78
DIVIDENDS DECLARED PER COMMON SHARE	$.15	$.27

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,458	$ 5,402
Proceeds from sales of loans held for sale	29,372	20,939
Originations of loans held for sale	(24,842)	(14,704)
Items not requiring (providing) cash:
Depreciation	599	576
Amortization	35	36
Provision for loan losses	1,200	1,350
Provision for losses on foreclosed assets	--	204
Net gains on loan sales	(552)	(438)
Net realized gains on sale of available-for-sale securities	(114)	(595)
Gain on sale of premises and equipment	(31)	(109)
Gain on sale of foreclosed assets	(189)	(24)
Amortization of deferred income, premiums and discounts	559	19
Deferred income taxes	(347)	(449)
Changes in:
Interest receivable	97	401
Prepaid expenses and other assets	53	(41)
Accounts payable and accrued expenses	(354)	(926)
Income taxes refundable/payable	3,088	2,842
Net cash provided by operating activities	14,032	14,483

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(15,231)	(5,710)
Purchase of loans	(21,323)	(5,100)
Proceeds from sale of student loans	6,300	7,843
Purchase of premises and equipment	(1,093)	(2,110)
Proceeds from sale of premises and equipment	1,145	247
Proceeds from sale of foreclosed assets	2,130	1,542
Capitalized costs on foreclosed assets	(60)	(48)
Proceeds from maturing held-to-maturity securities	21,827	10,000
Proceeds from called investment securities	1,000	7,000
Principal reductions on mortgage-backed securities	29,366	7,713
Purchase of held-to-maturity securities	(16,383)	(3,600)
Proceeds from sale of available-for-sale securities	28,645	70,694
Purchase of available-for-sale securities	(41,084)	(110,148)
Net cash used in investing activities	(4,761)	(21,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(12,055)	35,201
Net increase in checking and savings deposits	39,451	17,429
Proceeds from Federal Home Loan Bank advances	519,000	893,000
Repayments of Federal Home Loan Bank advances	(544,307)	(937,633)
Net increase (decrease) in short-term borrowings	357	(3,551)
Advances from borrowers for taxes and insurance	272	229
Purchase of treasury stock	(187)	(251)
Dividends paid	(1,029)	(858)
Stock options exercised	193	88
Net cash provided by financing activities	1,695	3,654

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,966	(3,540)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,874	35,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 66,840	$ 31,580
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2002, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

        Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission.

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

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)
Interest income	$ 18,574	$ 3	$ 18,577	$ 19,766	$ 14	$ 19,780
Non-interest income	3,317	1,384	4,701	2,951	1,506	4,457
Segment profit	5,342	116	5,458	5,250	152	5,402

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

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net income	$5,458	$5,402
Unrealized holding gains (losses), net of income taxes	(275)	(621)
Less: reclassification adjustment
for gains included in
net income, net of income taxes	74	387
	(349)	(1,008)
Other comprehensive income	$5,109	$4,394

NOTE 4: CHANGES IN ACCOUNTING PRINCIPLES

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when incurred rather than at the date of commitment to an exit or disposal plan. This Statement replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material effect on the Company's financial statements.

        The FASB recently adopted Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the pro forma effects of using the fair value based method of accounting for stock-based compensation and requires that these disclosures be included in interim as well as annual financial statements beginning with the quarter ended March 31, 2003. The disclosure provisions of SFAS 148 did not have a material impact on the Company's financial statements.

NEXT PAGE

        The FASB recently issued its Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee at its inception and prescribes disclosures regarding guarantees. The Interpretation applies only to guarantees issued or modified after December 31, 2002. Guarantees issued by the Company are principally in the form of letters of credit. Initial adoption of FIN 45 did not have a material effect on the Company's financial statements. The Company's application of the Interpretation to guarantees issued or modified after December 31, 2002, will, if material, result in recognition of a liability for such guarantees, as well as recognition of fee revenue from them over the period of time the guarantees are outstanding.

        The FASB recently issued its Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of certain special purpose entities ("SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. The adoption of FIN 46 had no effect on the Company's financial statements.

NOTE 5: STOCK OPTION PLAN

        The Company has a stock-based employee compensation plan, which is described more fully in the Company's December 31, 2002 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$5,458	$5,402
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(83)	(56)
Pro forma net income	$5,375	$5,346
Earnings per share
Basic - as reported	$ .80	$ .79
Basic - pro forma	$ .78	$ .78
Diluted - as reported	$ .79	$ .78
Diluted - pro forma	$ .77	$ .77

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

        The Company considers the determination of the allowance for loan losses to involve a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

NEXT PAGE

General

        The following should be read in conjunction with Management's Discussion and Analysis in the Company's December 31, 2002 Annual Report on Form 10-K.

        The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income the Bank earns on interest-earning assets, mainly its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

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

NEXT PAGE

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

        During the three months ended March 31, 2003, total assets increased by $6.8 million to $1.41 billion. Cash and interest-bearing deposits increased $11.0 million, mortgage loans held for sale increased $2.2 million, net loans receivable increased $13.3 million, and foreclosed assets increased $7.8 million, partially offset by a decrease in available-for-sale securities of $19.1 million, and a decrease in held-to-maturity securities of $5.4 million. In addition, other assets decreased $1.3 million, primarily as a result of recording the change in mark-to-market value of the Company's interest rate swaps. Based upon the terms of these swap agreements, in accordance with generally accepted accounting principles, the Company records changes in the market value of its interest rate swaps in the category "other assets," with a corresponding increase or decrease to the liability being hedged. The increase in net loans receivable was primarily related to increases in commercial real estate and commercial business loans, partially offset by a decrease in real estate construction loans. Foreclosed assets increased primarily as the result of the transfer of two significant unrelated loan relationships into foreclosed assets. The decrease in available-for-sale securities resulted primarily from significant prepayments in the Company's mortgaged-backed securities portfolio.

        Total liabilities increased $2.7 million to $1.30 billion. Deposits increased $26.2 million, partially offset by a decrease in Federal Home Loan Bank ("FHLBank") advances of $25.3 million. FHLBank advances decreased due to their repayment when due utilizing funds from the additional deposit account balances. Interest-bearing checking balances accounted for $19.4 million of the increase in deposits. Non-interest-bearing checking balances increased $9.7 million. Checking and savings account balances totaled $341 million at March 31, 2003. Retail certificates of deposit totaled $363 million at March 31, 2003. Total brokered deposits were $335 million at March 31, 2003, down slightly from $340 million at December 31, 2002. The weighted average cost of these deposits was approximately 165 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduce the net weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 140 basis points lower than the retail certificate of deposit portfolio. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

        Stockholders' equity increased $4.1 million, to $108.8 million, primarily as a result of net income of $5.5 million, partially offset by dividend declarations of $1.0 million, a decrease in accumulated other comprehensive income of $349,000, and net treasury stock repurchases of $6,000. The Company repurchased 4,895 shares of common stock at an average price of $38.12 per share during the three months ended March 31, 2003 and reissued 8,067 shares of treasury stock at an average price of $23.03 per share to cover stock option exercises.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

        The increase in net income of $56,000, or 1.0%, for the three months ended March 31, 2003 compared to the same period in 2002, was primarily due to an increase in net interest income of $662,000, or 5.7%, an increase in noninterest income of $244,000, or 5.5%, and a decrease in provision for loan losses of $150,000, or 11.1%. These were partially offset by an increase in noninterest expense of $992,000, or 15.0%, during the three month period.

Total Interest Income

        Total interest income decreased $1.2 million, or 6.1%, during the three months ended March 31, 2003, when compared to the three months ended March 31, 2002. The decrease was due to a $352,000, or 2.2%, decrease in interest income on loans and a $851,000, or 20.7%, decrease in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets decreased due to significantly lower average rates of interest, although interest income for both was positively impacted by higher average balances.

Interest Income - Loans

        During the three months ended March 31, 2003, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $1.0 million as the result of lower average interest rates. The average yield on loans decreased from 6.38% during the three months ended March 31, 2002, to 6.00% during the three months ended March 31, 2003, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

        Interest income increased $691,000 as the result of an increase in average loan balances from $983 million during the three months ended March 31, 2002, to $1.02 billion during the three months ended March 31, 2003. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater portion of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investments and Other Interest-earning Assets

        Interest income on investment securities and other interest-earning assets decreased from lower average interest rates, partially offset by higher average balances during the three months ended March 31, 2003, when compared to the three months ended March 31, 2002. Interest income decreased $1.1 million as a result of lower average yields from 5.81% during the three months ended March 31, 2002, to 4.39% during the three months ended March 31, 2003, due to lower market rates of interest in 2003. Interest income increased $218,000 as a result of higher average balances from $283 million during the three months ended March 31, 2002 to $297 million during the three months ended March 31, 2003.

NEXT PAGE

Total Interest Expense

        Total interest expense decreased $1.9 million, or 23.0%, during the three months ended March 31, 2003 when compared with the same period in 2002. The decrease during the three month period was due to a $1.4 million, or 23.8%, decrease in interest expense on deposits, a $411,000, or 22.1%, decrease in interest expense on FHLBank advances, and a $44,000, or 13.5%, decrease in interest expense on short-term borrowings and trust preferred securities.

Interest Expense - Deposits

        Interest expense on deposits decreased $1.7 million due to lower average interest rates on time deposits from 3.21% during the three months ended March 31, 2002, to 2.24% during the three months ended March 31, 2003 and increased $132,000 as a result of higher average balances of time deposits from $682 million during the three months ended March 31, 2002, to $698 million during the three months ended March 31, 2003. The average interest rates decreased due to lower overall market rates of interest and the effect of the Company's interest rate swaps. Interest on demand deposits increased $164,000 due to higher average balances from $160 million during the three months ended March 31, 2002, to $221 million during the three months ended March 31, 2003, and decreased $3,000 due to lower average rates from 1.09% during the three months ended March 31, 2002, to 1.08% during the three months ended March 31, 2003. Interest on savings deposits decreased a total of $2,000 due to lower average balances and lower average rates.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

        Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $238,000 due to lower average rates of interest from 2.94% in the three months ended March 31, 2002 to 2.61% in the three months ended March 31, 2003. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the decrease in average rates of interest. In addition, interest expense decreased $217,000 due to lower average balances from $297 million during the three months ended March 31, 2002, to $266 million during the three months ended March 31, 2003.

NEXT PAGE

Net Interest Income

        The Company's overall interest rate spread increased 12 basis points, or 3.5%, from 3.41% during the three months ended March 31, 2002, to 3.53% during the three months ended March 31, 2003. The increase was due to a 73 basis point decrease in the weighted average rates paid on interest-bearing liabilities, partially offset by a 61 basis point decrease in the weighted average yields received on interest-earning assets. In comparing the two periods, the yield on loans decreased 38 basis points while the yield on investment securities decreased 142 basis points. The rates paid on deposits decreased 85 basis points while the rates paid on FHLBank advances and other borrowings decreased 33 basis points. The Company's overall net interest margin increased 5 basis points, or 1.4%, from 3.69% during the three months ended March 31, 2002, to 3.74% during the three months ended March 31, 2003.

        The prime rate of interest averaged 4.75% during the three months ended March 31, 2002, compared to an average of 4.25% during the three months ended March 31, 2003. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on loans. The decrease in the weighted average yields received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and the increased amortization of premiums paid on the Company's mortgage-backed securities portfolio due to higher levels of prepayments on the underlying mortgages.

        Interest rates paid on certificates of deposit decreased significantly during the three months ended March 31, 2003, compared to the three months ended March 31, 2002. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense.

Provision for Loan Losses and Allowance for Loan Losses

        The provision for loan losses decreased $150,000, or 11.1%, from $1.4 million during the three months ended March 31, 2002 to $1.2 million during the three months ended March 31, 2003. Net charge-offs during the three months ended March 31, 2003 were $2.4 million compared to net charge-offs of $287,000 during the three months ended March 31, 2002. The Company had established a loan loss allowance as of December 31, 2002 sufficient to cover the charge-offs taken during the three months ended March 31, 2003.

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

        The Bank's allowance for loan losses as a percentage of total loans was 1.96% and 2.09% at March 31, 2003, and December 31, 2002, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

        Non-performing assets decreased $0.6 million during the three months ended March 31, 2003, from $18.8 million at December 31, 2002 to $18.2 million at March 31, 2003. Non-performing assets as a percentage of total assets were 1.29% at March 31, 2003. Non-performing loans decreased $8.5 million, or 58.6%, from $14.5 million at December 31, 2002 to $6.0 million at March 31, 2003. Foreclosed assets increased $7.8 million, or 181%, from $4.3 million at December 31, 2002 to $12.2 million at March 31, 2003.

        Non-performing Loans. Non-performing loans decreased primarily as a result of the transfer to foreclosed assets of one relationship with a remaining loan balance at the time of transfer of $7.3 million. This relationship involves condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. At the time of foreclosure during the quarter ended March 31, 2003, the balance was reduced to $6.7 million through a charge-off of approximately $600,000. This relationship was most recently described in the December 31, 2002, Annual Report on Form 10-K and was included in non-performing loans at that time. Three unrelated credit relationships, totaling $1.0 million, $886,000, and $712,000, respectively, account for a majority of the non-performing loan total at March 31, 2003. The $1.0 million relationship is secured by the real estate and business assets of a restaurant in Branson, Missouri. This relationship was most recently described in the December 31, 2002, Annual Report on Form 10-K and was included in non-performing loans at that time. The $886,000 relationship is comprised of ten loans, which are primarily secured by residential rental properties and condominiums in Branson, Missouri. This relationship was most recently described in the December 31, 2002, Annual Report on Form 10-K and was included in non-performing loans at that time. The $712,000 relationship is comprised of thirteen loans, which are primarily secured by the business assets, receivables and lease contracts of an office equipment business in Springfield, Missouri.

NEXT PAGE

        Foreclosed Assets. Of the total $12.2 million of foreclosed assets at March 31, 2003, foreclosed real estate totaled $10.9 million and repossessed automobiles totaled $1.3 million. Of the total real estate assets, three relationships account for $10.0 million. The first relationship has a remaining balance of $6.7 million and was discussed above in Non-performing Loans. The second relationship has a remaining balance of $2.8 million and involves a motel in Springfield, Missouri. This relationship, which originally totaled $3.6 million, was most recently described in the December 31, 2002, Annual Report on Form 10-K and was included in potential problem loans at that time. At the time of foreclosure during the quarter ended March 31, 2003, the balance was reduced to $2.8 million through a charge-off of approximately $900,000. The third relationship has a remaining balance of $511,000 and involves a golf course and condominium units in the Branson, Missouri area. This relationship was most recently described in the December 31, 2002, Annual Report on Form 10-K and was included in foreclosed assets at that time. Each of these foreclosed assets is currently being marketed for sale.

        In the Company's earnings release dated April 14, 2003, the $2.8 million relationship discussed above was described as having a balance of $3.0 million. Subsequent to April 14, 2003, the Company completed a valuation of the asset, including obtaining an updated appraisal of the property, and concluded that the appropriate valuation was $2.8 million. This difference was recorded as an additional charge-off in the three months ended March 31, 2003, and did not impact the Company's net income or earnings per share as reported in the earnings release dated April 14, 2003.

        Potential Problem Loans. Potential problem loans decreased $686,000 during the three months ended March 31, 2003 from $11.4 million at December 31, 2002 to $10.7 million at March 31, 2003. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. During the three months ended March 31, 2003, potential problem loans decreased $3.6 million as a result of the foreclosure of the motel in Springfield, Missouri, which is described above under Foreclosed Assets. This decrease was partially offset by the addition of two unrelated relationships totaling $2.0 million and $820,000, respectively. The $2.0 million relationship is secured by two motels, one in Springfield, Missouri, and one in Branson, Missouri. The $820,000 relationship is secured by developed and undeveloped land to be used as subdivisions and single-family homes under construction in Webb City, Missouri. In addition to these relationships, four other significant unrelated relationships represent the majority of the potential problem loan total. These relationships total $1.8 million, $1.3 million, $1.0 million, and $937,000, respectively. The $1.8 million relationship is secured by the floorplan of an automobile dealer in Springfield, Missouri. The $1.3 million relationship is secured by a motel in Branson, Missouri. The $1.0 million relationship is secured by five single-family homes under construction in Monett, Missouri. The $937,000 relationship is secured by a commercial retail shopping center in the Branson, Missouri area.

NEXT PAGE

Noninterest Income

        Total noninterest income increased $244,000, or 5.5%, in the three months ended March 31, 2003 when compared to the same period in 2002. The increase was primarily due to: (i) an increase in service charges and ATM fees of $591,000, or 32.0%; and (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $114,000, or 26.0%. The increase in service charge fees resulted from a larger number of accounts and higher levels of insufficient funds transactions by customers. The increase in ATM fees was related to an increase in overall usage by customers and non-customers and additional ATMs placed in service. During the three months ended March 31, 2003, the Bank sold more residential and student loans than in the same period during 2002. During both periods, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, higher levels of refinancing activity continued in the three months ended March 31, 2003.

        This increase was partially offset by a net decrease in commission revenues earned by the Company's travel, insurance and investment divisions in 2003 of $105,000, or 7.1%; and (ii) a decrease in net realized gains on sales of available-for-sale securities of $481,000. The investment division has experienced decreased sales activity as a result of general economic conditions prevailing in 2003 and continues to be adversely affected by declining activity by investors in the U. S. stock markets. The travel and insurance divisions have experienced commission income in 2003 equal to or greater than income they earned in the same period in 2002. The decrease in gain on sale of available-for-sale securities was due to the sale in 2002 of U. S. agency bonds with relatively high price volatility in the event of sharply rising interest rates. Management elected to sell these bonds at a premium and reinvest the proceeds.

Noninterest Expense

        Total noninterest expense increased $992,000, or 15.0%, in the three months ended March 31, 2003, compared to the same period in 2002. The increase was primarily due to: (i) an increase of $422,000, or 10.9%, in salaries and employee benefits primarily due to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key lending, supervisory and customer sales positions; (ii) an increase in net occupancy and equipment expense of $291,000, or 25.1%, primarily due to increases in depreciation and various maintenance projects on buildings and equipment; (iii) an increase in postage expense of $92,000, or 28.0%, primarily due to increases in postage rates and increased volume; and (iv) minor increases and decreases in other noninterest expense areas.

Provision for Income Taxes

        Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.7% in the three months ended March 31, 2002, to 33.5% in the three months ended March 31, 2003.

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

	Three Months Ended March 31,
	2003			2002
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,021,501	$15,321	6.00%	$ 982,710	$15,673	6.38%
Investment securities and other interest-earning assets	296,973	3,256	4.39	282,844	4,107	5.81
Total interest-earning assets	$1,318,474	18,577	5.64	$1,265,554	19,780	6.25
Interest-bearing liabilities:
Demand deposits	$ 221,149	596	1.08	$ 160,169	435	1.09
Savings deposits	819	2.98		1,112	4	1.44
Time deposits	698,294	3,913	2.24	682,310	5,482	3.21
Total deposits	920,262	4,511	1.96	843,591	5,921	2.81
FHLBank advances and other borrowings	266,198	1,734	2.61	297,324	2,189	2.94
Total interest-bearing liabilities	$1,186,460	6,245	2.11	$1,140,915	8,110	2.84
Net interest income:
Interest rate spread		$12,332	3.53%		$11,670	3.41%
Net interest margin(1)			3.74%			3.69%
Average interest-earning assets to average interest-bearing liabilities	111.13%			110.92%

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

	Three Months Ended March 31,
	2003 vs. 2002
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,043)	$ 691	$ (352)
Investment securities and
other interest-earning assets	(1,069)	218	(851)
Total interest-earning assets	(2,112)	909	(1,203)
Interest-bearing liabilities:
Demand deposits	(3)	164	161
Savings deposits	(1)	(1)	(2)
Time deposits	(1,701)	132	(1,569)
Total deposits	(1,705)	295	(1,410)
FHLBank advances and other borrowings	(238)	(217)	(455)
Total interest-bearing liabilities	(1,943)	78	(1,865)
Net interest income	$ (169)	$ 831	$ 662

NEXT PAGE

Liquidity and Capital Resources

        Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2003, the Company had commitments of approximately $151 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

        Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

        The Company's stockholders' equity was $108.8 million, or 7.7% of total assets of $1.41 billion at March 31, 2003, compared to equity of $104.7 million, or 7.5%, of total assets of $1.40 billion at December 31, 2002.

        Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On March 31, 2003, the Bank's Tier 1 risk-based capital ratio was 10.65%, total risk-based capital ratio was 11.91% and the Tier 1 leverage ratio was 8.62%. As of March 31, 2003, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2003, the Company's Tier 1 risk-based capital ratio was 11.02%, total risk-based capital ratio was 12.28% and the leverage ratio was 8.93%. As of March 31, 2003, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

        At March 31, 2003, the held-to-maturity investment portfolio included no gross unrealized losses.

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

NEXT PAGE

        Statements of Cash Flows. During the three months ended March 31, 2003, and 2002, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

        Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $14.0 million during the three months ended March 31, 2003, and $14.5 million during the three months ended March 31, 2002.

        During the three months ended March 31, 2003 and 2002, investing activities used cash of $4.8 million and $21.7 million, respectively, primarily due to the net increase of loans in each period and the net purchase of investment securities in the 2002 period.

        Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $1.7 million during the three months ended March 31, 2003 and $3.7 million during the three months ended March 31, 2002. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

        Dividends. During the three months ended March 31, 2003, the Company declared and paid dividends of $.15 per share, or 19% of net income per share, compared to dividends declared of $.265, or 34% of net income per share, and dividends paid of $.125, or 16% of net income per share, during the three months ended March 31, 2002. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

        Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2003, the Company repurchased 4,895 shares of its common stock at an average price of $38.12 per share and reissued 8,067 shares of treasury stock at an average price of $23.03 per share to cover stock option exercises. During the three months ended March 31, 2002, the Company repurchased 8,695 shares of its common stock at an average price of $28.87 per share and reissued 14,959 shares of treasury stock at an average price of $15.00 per share to cover stock option exercises.

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

        The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2003, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly positive.

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

NEXT PAGE

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

        Since 2001, interest rate swaps have been carried at fair value determined using quoted dealer prices and are recognized in the statement of financial condition in the prepaid expenses and other assets caption. Amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income.

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

NEXT PAGE

        In addition to the disclosures previously made by the Company in the December 31, 2002, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at March 31, 2003.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2003	$ 34.0	0.48%	5.41%
2004	7.0	1.12	6.57
2005	15.5	0.78	6.20
2006	10.0	1.31	5.30
2007	5.0	1.27	2.50
2008	32.6	1.20	3.74
2009	9.8	1.41	6.00
2010	20.0	1.28	3.13
2011	22.4	1.35	5.69
2012	10.0	1.30	5.50
2013	8.0	1.24	4.00
2015	10.0	1.26	4.25
2016	39.8	1.37	6.14
2017	40.0	1.27	4.03
2031	17.3	3.36	9.00

Total Notional Amount	$ 281.4	1.29%	5.16%

Fair Value	$ 290.8

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

        None

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

             See the attached Exhibit 11, Statement re computation of earnings per share.

        b) Reports on Form 8-K

1.	Report filed on April 14, 2003, to disclose an arithmetic computational error in the Registrant's Form 10-K Annual Report for the Year Ended December 31, 2002. This error relates to the number of shares remaining available for future issuance under existing equity compensation plans.

2.	Report filed on April 16, 2003, to disclose a press release announcing the Registrant's financial results for its first quarter ended March 31, 2003.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant

Date: May 12, 2003	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2003	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

CERTIFICATION

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of GREAT SOUTHERN BANCORP, INC. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date: May 12, 2003	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2003	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

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

Date: May 12, 2003
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

Date: May 12, 2003
/s/ Rex A. Copeland Rex A. Copeland Treasurer

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share

END