Form 10-Q
period 2003-06-30
GREAT SOUTHERN BANCORP INC
filed 2003-08-11
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2003
Commission File Number 0-18082
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

Yes /X/ No / /

The number of shares outstanding of each of the registrant's classes of common stock: 6,846,925 shares of common stock, par value $.01, outstanding at August 8, 2003.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Cash	$ 70,804	$ 55,327
Interest-bearing deposits in other financial institutions	12,035	547
Cash and cash equivalents	82,839	55,874
Available-for-sale securities	211,680	236,269
Held-to-maturity securities (fair value $57,320 - June 2003;
$55,900 - December 2002)	52,799	52,587
Mortgage loans held for sale	6,758	2,636
Loans receivable, net of allowance for loan losses of
$20,670 - June 2003; $21,288 - December 2002	1,023,321	995,011
Interest receivable:
Loans	5,097	5,076
Investments	1,136	1,490
Prepaid expenses and other assets	15,833	16,452
Foreclosed assets held for sale, net	11,984	4,328
Premises and equipment, net	16,587	16,963
Investment in Federal Home Loan Bank stock	14,962	14,962
Refundable income taxes	304	990
Deferred income taxes	24	--
Total Assets	$1,443,324	$1,402,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,059,474	$1,021,957
Federal Home Loan Bank advances	182,607	206,226
Short-term borrowings	62,406	43,304
Trust preferred securities	19,052	18,964
Accrued interest payable	1,902	2,485
Advances from borrowers for taxes and insurance	726	229
Accounts payable and accrued expenses	4,287	3,697
Deferred income taxes	--	1,067
Total Liabilities	1,330,454	1,297,929

Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	---	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued
12,325,002 shares	123	123
Additional paid-in capital	17,214	17,033
Retained earnings	154,800	145,931
Accumulated other comprehensive income	2,467	2,568
	174,604	165,655
Less treasury common stock, at cost; June 2003 - 5,478,384 shares;
December 2002- 5,467,881 shares	(61,734)	(60,946)
Total Stockholders' Equity	112,870	104,709
Total Liabilities and Stockholders' Equity	$1,443,324	$1,402,638

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$15,728	$15,831	$31,049	$31,504
Investment securities and other	3,063	4,322	6,319	8,430
TOTAL INTEREST INCOME	18,791	20,153	37,368	39,934
INTEREST EXPENSE
Deposits	4,229	5,530	8,740	11,451
Federal Home Loan Bank advances	1,341	1,783	2,792	3,645
Short-term borrowings and trust preferred securities	336	320	619	648
TOTAL INTEREST EXPENSE	5,906	7,633	12,151	15,744
NET INTEREST INCOME	12,885	12,520	25,217	24,190
PROVISION FOR LOAN LOSSES	1,200	1,650	2,400	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,685	10,870	22,817	21,190

NONINTEREST INCOME
Commissions	1,486	1,755	2,870	3,243
Service charges and ATM fees	2,843	2,025	5,280	3,872
Net gains on loan sales	565	255	1,117	694
Net realized gains on sales of available-for-sale securities	--	2,229	114	2,824
Expense on foreclosed assets	(244)	(167)	(507)	(494)
Other income	431	262	909	677
TOTAL NONINTEREST INCOME	5,081	6,359	9,783	10,816

NONINTEREST EXPENSE
Salaries and employee benefits	4,553	3,983	8,832	7,840
Net occupancy and equipment expense	1,551	1,288	3,001	2,447
Postage	398	365	819	695
Insurance	130	125	292	250
Advertising	187	156	342	266
Office supplies and printing	231	221	440	426
Other operating expenses	1,033	967	1,983	1,815
TOTAL NONINTEREST EXPENSE	8,083	7,105	15,709	13,739
INCOME BEFORE INCOME TAXES	8,683	10,124	16,891	18,267
PROVISION FOR INCOME TAXES	2,872	3,590	5,622	6,331
NET INCOME	$ 5,811	$ 6,534	$11,269	$11,936
BASIC EARNINGS PER COMMON SHARE	$.85	$.95	$1.64	$1.74
DILUTED EARNINGS PER COMMON SHARE	$.84	$.94	$1.63	$1.72
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.14	$.33	$.41

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 11,269	$ 11,936
Proceeds from sales of loans held for sale	68,477	40,476
Originations of loans held for sale	(64,102)	(33,953)
Items not requiring (providing) cash:
Depreciation	1,265	1,233
Amortization	70	85
Provision for loan losses	2,400	3,000
Provision for losses on foreclosed assets	--	254
Net gains on loan sales	(1,117)	(694)
Net realized gains on sale of available-for-sale securities	(114)	(2,824)
Gain on sale of premises and equipment	(161)	(98)
Gain on sale of foreclosed assets	(189)	(24)
Amortization of deferred income, premiums and discounts	979	374
Deferred income taxes	(1,072)	(143)
Changes in:
Interest receivable	333	955
Prepaid expenses and other assets	(4)	60
Accounts payable and accrued expenses	(335)	(1,526)
Income taxes refundable/payable	662	(1,780)
Net cash provided by operating activities	18,361	17,331

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(26,508)	(27,407)
Purchase of loans	(29,760)	(5,853)
Proceeds from sale of student loans	7,563	8,663
Purchase of premises and equipment	(2,143)	(3,377)
Proceeds from sale of premises and equipment	1,415	249
Proceeds from sale of foreclosed assets	3,718	2,399
Capitalized costs on foreclosed assets	(84)	31
Proceeds from maturing held-to-maturity securities	22,159	11,560
Proceeds from called investment securities	11,000	30,000
Principal reductions on mortgage-backed securities	56,215	17,236
Purchase of held-to-maturity securities	(22,385)	(21,331)
Proceeds from sale of available-for-sale securities	28,645	97,246
Purchase of available-for-sale securities	(72,704)	(128,222)
Net cash used in investing activities	(22,869)	(18,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(29,080)	40,968
Net increase in checking and savings deposits	67,238	42,211
Proceeds from Federal Home Loan Bank advances	594,000	1,855,400
Repayments of Federal Home Loan Bank advances	(617,619)	(1,882,322)
Net increase (decrease) in short-term borrowings	19,102	(32,800)
Advances from borrowers for taxes and insurance	497	436
Purchase of treasury stock	(947)	(976)
Dividends paid	(2,058)	(1,820)
Stock options exercised	340	343
Net cash provided by financing activities	31,473	21,440

INCREASE IN CASH AND CASH EQUIVALENTS	26,965	19,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,874	35,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,839	$55,085

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2002, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 2: OPERATING SEGMENTS

         The Company's banking operation is its only reportable segment. The banking operation segment is principally engaged in the business of originating residential and commercial real estate loans, commercial business loans and consumer loans. These loans are funded through the attraction of deposits from the general public, brokered deposit originations, and borrowings from the Federal Home Loan Bank ("FHLBank") and others. The operating results of this segment are regularly reviewed by management to assess performance and determine resource allocations.

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

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)
Interest income	$18,788	$ 3	$18,791	$20,140	$ 13	$20,153
Non-interest income	3,595	1,486	5,081	4,622	1,737	6,359
Segment profit	5,697	114	5,811	6,271	263	6,534

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)
Interest income	$37,362	$ 6	$37,368	$39,907	$ 27	$39,934
Non-interest income	6,913	2,870	9,783	7,573	3,243	10,816
Segment profit	11,030	239	11,269	11,521	415	11,936

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net income	$5,811	$6,534	$11,269	$11,936
Unrealized holding gains (losses),
net of income taxes	(248)	2,602	(27)	1,981
Less: reclassification adjustment
for gains included in
net income, net of income taxes	--	1,449	74	1,836
	(248)	1,153	(101)	145
Other comprehensive income	$5,563	$7,687	$11,168	$12,081

NOTE 4: POTENTIAL IMPACT OF ACCOUNTING PRINCIPLES TO BE IMPLEMENTED IN THE FUTURE

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after July 1, 2003, and is not expected to have a material effect on the Company's financial statements.

         The FASB recently issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both debt and equity. The Company adopted SFAS No. 150 on July 1, 2003, with no impact to the financial statements of the Company.

NOTE 5: STOCK OPTION PLAN

         The Company has a stock-based employee compensation plan. The accounting principles for the Company's employee compensation plan are described more fully in the Company's December 31, 2002 Annual Report on Form 10-K. In May 2003, the Company's stockholders ratified the 2003 Stock Option and Incentive Plan. The details of this plan are described in a Form S-8 filed in June 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

NEXT PAGE

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net income, as reported	$5,811	$ 6,534	$11,269	$11,936
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(85)	(57)	(168)	(113)
Pro forma net income	$5,726	$6,477	$11,101	$11,823
Earnings per share
Basic - as reported	$ .85	$ .95	$ 1.64	$ 1.74
Basic - pro forma	$ .84	$ .94	$ 1.62	$ 1.72
Diluted - as reported	$ .84	$ .94	$ 1.63	$ 1.72
Diluted - pro forma	$ .83	$ .93	$ 1.60	$ 1.70

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

NEXT PAGE

General

         The following should be read in conjunction with Management's Discussion and Analysis in the Company's December 31, 2002 Annual Report on Form 10-K.

         The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income the Bank earns on interest-earning assets, mainly its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

         During the six months ended June 30, 2003, total assets increased by $40.7 million to $1.44 billion. Cash and interest-bearing deposits increased $27.0 million, mortgage loans held for sale increased $4.1 million, net loans receivable increased $28.3 million, and foreclosed assets increased $7.7 million, partially offset by a decrease in available-for-sale securities of $24.6 million. In addition, other assets decreased $619,000, primarily as a result of recording the change in mark-to-market value of the Company's interest rate swaps. Based upon the terms of these swap agreements, in accordance with generally accepted accounting principles, the Company records changes in the market value of its interest rate swaps in the category "other assets," with a corresponding increase or decrease to the liability being hedged. The increase in net loans receivable was primarily related to increases in commercial real estate, multi-family residential real estate, and commercial business loans, partially offset by a decrease in real estate construction loans. Foreclosed assets increased primarily as the result of the transfer of two significant unrelated non-performing loan relationships into foreclosed assets. The decrease in available-for-sale securities resulted primarily from significant prepayments in the Company's mortgaged-backed securities portfolio.

NEXT PAGE

         Total liabilities increased $32.5 million to $1.33 billion. Deposits increased $37.5 million and short-term borrowings increased $19.1 million, partially offset by a decrease in Federal Home Loan Bank ("FHLBank") advances of $23.6 million. The increase in short-term borrowings resulted from higher balances in securities sold under reverse repurchase agreements with our customers. FHLBank advances decreased due to their repayment when due utilizing funds from the additional deposit account balances. Interest-bearing checking balances increased $45.1 million. Non-interest-bearing checking balances increased $21.9 million. Checking and savings account balances totaled $379 million at June 30, 2003. Retail certificates of deposit, including non-brokered deposits gathered through the internet, totaled $361 million at June 30, 2003. Total brokered deposits were $309 million at June 30, 2003, down from $340 million at December 31, 2002. The weighted average cost of these deposits was approximately 197 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduce the net weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 144 basis points lower than the retail certificate of deposit portfolio. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

         Stockholders' equity increased $8.2 million, to $112.9 million, primarily as a result of net income of $11.3 million, partially offset by dividend declarations of $2.4 million, a decrease in accumulated other comprehensive income of $101,000, and net treasury stock repurchases of $607,000. The Company repurchased 24,805 shares of common stock at an average price of $38.19 per share during the six months ended June 30, 2003 and reissued 14,302 shares of treasury stock at an average price of $22.33 per share to cover stock option exercises.

RESULTS OF OPERATIONS AND COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         The decrease in net income of $723,000, or 11.1%, for the three months ended June 30, 2003 compared to the same period in 2002, was primarily due to a decrease in noninterest income of $1.3 million, or 20.1%, and an increase in noninterest expense of $978,000, or 13.8%. These were partially offset by an increase in net interest income of $365,000, or 2.9%, a decrease in provision for loan losses of $450,000, or 27.3%, and a decrease in provision for income taxes of $718,000, or 20.0%, during the three month period.

         The decrease in net income of $667,000, or 5.6%, for the six months ended June 30, 2003 compared to the same period in 2002, was primarily due to a decrease in noninterest income of $1.0 million, or 9.6%, and an increase in noninterest expense of $2.0 million, or 14.3%. These were partially offset by an increase in net interest income of $1.0 million, or 4.2%, a decrease in provision for loan losses of $600,000, or 20.0%, and a decrease in provision for income taxes of $709,000, or 11.2%, during the six month period.

Total Interest Income

         Total interest income decreased $1.4 million, or 6.8%, during the three months ended June 30, 2003, when compared to the three months ended June 30, 2002. The decrease was due to a $103,000, or 0.7%, decrease in interest income on loans and a $1.3 million, or 29.1%, decrease in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets decreased due to significantly lower average rates of interest. Interest income for loans was positively impacted by higher average balances, while investment securities and other interest-earning assets experienced lower average balances.

         Total interest income decreased $2.6 million, or 6.4%, during the six months ended June 30, 2003, when compared to the six months ended June 30, 2002. The decrease was due to a $455,000, or 1.4%, decrease in interest income on loans and a $2.1 million, or 25.0%, decrease in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets decreased due to significantly lower average rates of interest. Interest income for loans was positively impacted by higher average balances, while investment securities and other interest-earning assets experienced very little change in average balances.

NEXT PAGE

Interest Income - Loans

         During the three months ended June 30, 2003, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $969,000 as the result of lower average interest rates. The average yield on loans decreased from 6.41% during the three months ended June 30, 2002, to 6.03% during the three months ended June 30, 2003, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. Approximately one-third of the total loan portfolio is subject to interest rate floors which have been reached. As a result, it will take one or more increases in the "prime rate" of interest for the interest rate on these loans to adjust upward. See the discussion under "Net Interest Income" for information about the changes in the "prime rate" during these periods.

         Interest income increased $866,000 as the result of an increase in average loan balances from $988 million during the three months ended June 30, 2002, to $1.04 billion during the three months ended June 30, 2003. The higher average balance resulted from the Bank's increases in commercial real estate, multi-family residential real estate, and construction lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater portion of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

         During the six months ended June 30, 2003, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $1.9 million as the result of lower average interest rates. The average yield on loans decreased from 6.40% during the six months ended June 30, 2002, to 6.01% during the six months ended June 30, 2003, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. Approximately one-third of the total loan portfolio is subject to interest rate floors which have been reached. As a result, it will take one or more increases in the "prime rate" of interest for the interest rate on these loans to adjust upward. See the discussion under "Net Interest Income" for information about the changes in the "prime rate" during these periods.

         Interest income increased $1.5 million as the result of an increase in average loan balances from $985 million during the six months ended June 30, 2002, to $1.03 billion during the six months ended June 30, 2003. The higher average balance resulted from the Bank's increases in commercial real estate, multi-family residential real estate, and construction lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater portion of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investments and Other Interest-earning Assets

         Interest income on investment securities and other interest-earning assets decreased from lower average interest rates and lower average balances during the three months ended June 30, 2003, when compared to the three months ended June 30, 2002. Interest income decreased $1.1 million as a result of lower average yields from 5.81% during the three months ended June 30, 2002, to 4.33% during the three months ended June 30, 2003, due to lower market rates of interest in 2003. Interest income decreased $201,000 as a result of lower average balances from $298 million during the three months ended June 30, 2002 to $283 million during the three months ended June 30, 2003. The average balance decreased primarily due to repayments of mortgage-backed securities. The Company used these proceeds to fund loan originations.

         Interest income on investment securities and other interest-earning assets decreased from lower average interest rates during the six months ended June 30, 2003, when compared to the six months ended June 30, 2002. Interest income decreased $2.1 million as a result of lower average yields from 5.81% during the six months ended June 30, 2002, to 4.36% during the six months ended June 30, 2003, due to lower market rates of interest in 2003.

NEXT PAGE

Total Interest Expense

         Total interest expense decreased $1.7 million, or 22.6%, during the three months ended June 30, 2003 when compared with the same period in 2002. The decrease during the three month period was due to a $1.3 million, or 23.5%, decrease in interest expense on deposits, and a $442,000, or 24.8%, decrease in interest expense on FHLBank advances, partially offset by a $16,000, or 5.0%, increase in interest expense on short-term borrowings and trust preferred securities.

         Total interest expense decreased $3.6 million, or 22.8%, during the six months ended June 30, 2003 when compared with the same period in 2002. The decrease during the six month period was due to a $2.7 million, or 23.7%, decrease in interest expense on deposits, an $853,000, or 23.4%, decrease in interest expense on FHLBank advances, and a $29,000, or 4.5%, decrease in interest expense on short-term borrowings and trust preferred securities.

Interest Expense - Deposits

         Interest expense on deposits decreased $1.4 million due to lower average interest rates on time deposits from 2.86% during the three months ended June 30, 2002, to 2.06% during the three months ended June 30, 2003 and decreased $73,000 as a result of lower average balances of time deposits from $698 million during the three months ended June 30, 2002, to $687 million during the three months ended June 30, 2003. The average interest rates decreased due to lower overall market rates of interest and the effect of the Company's interest rate swaps. Interest on demand deposits increased $172,000 due to higher average balances from $184 million during the three months ended June 30, 2002, to $246 million during the three months ended June 30, 2003, and decreased $24,000 due to lower average rates from 1.18% during the three months ended June 30, 2002, to 1.12% during the three months ended June 30, 2003. Interest on savings deposits decreased a total of $2,000 due to lower average balances and lower average rates.

         Interest expense on deposits decreased $3.1 million due to lower average interest rates on time deposits from 3.03% during the six months ended June 30, 2002, to 2.15% during the six months ended June 30, 2003 and increased $42,000 as a result of slightly higher average balances of time deposits from $690 million during the six months ended June 30, 2002, to $693 million during the six months ended June 30, 2003. The average interest rates decreased due to lower overall market rates of interest and the effect of the Company's interest rate swaps. Interest on demand deposits increased $336,000 due to higher average balances from $172 million during the six months ended June 30, 2002, to $234 million during the six months ended June 30, 2003, and decreased $28,000 due to lower average rates from 1.13% during the six months ended June 30, 2002, to 1.10% during the six months ended June 30, 2003. Interest on savings deposits decreased a total of $4,000 due to lower average balances and lower average rates.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

         Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $247,000 due to lower average rates of interest from 3.00% in the three months ended June 30, 2002 to 2.63% in the three months ended June 30, 2003. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the decrease in average rates of interest. In addition, interest expense decreased $179,000 due to lower average balances from $281 million during the three months ended June 30, 2002, to $256 million during the three months ended June 30, 2003.

         Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $487,000 due to lower average rates of interest from 2.97% in the six months ended June 30, 2002 to 2.62% in the six months ended June 30, 2003. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the decrease in average rates of interest. In addition, interest expense decreased $395,000 due to lower average balances from $289 million during the six months ended June 30, 2002, to $261 million during the six months ended June 30, 2003.

NEXT PAGE

Net Interest Income

         The Company's overall interest rate spread increased 3 basis points, or 0.8%, from 3.65% during the three months ended June 30, 2002, to 3.68% during the three months ended June 30, 2003. The increase was due to a 63 basis point decrease in the weighted average rates paid on interest-bearing liabilities, partially offset by a 60 basis point decrease in the weighted average yields received on interest-earning assets. In comparing the two periods, the yield on loans decreased 38 basis points while the yield on investment securities decreased 148 basis points. The rates paid on deposits decreased 70 basis points while the rates paid on FHLBank advances and other borrowings decreased 37 basis points. The Company's overall net interest margin decreased 1 basis point, or 0.3%, from 3.90% during the three months ended June 30, 2002, to 3.89% during the three months ended June 30, 2003.

         The prime rate of interest averaged 4.75% during the three months ended June 30, 2002, compared to an average of 4.25% during the three months ended June 30, 2003. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on loans. The decrease in the weighted average yields received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and the increased amortization of premiums paid on the Company's mortgage-backed securities portfolio due to higher levels of prepayments on the underlying mortgages.

NEXT PAGE

         Interest rates paid on certificates of deposit decreased significantly during the three months ended June 30, 2003, compared to the three months ended June 30, 2002. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

         The Company's overall interest rate spread increased 8 basis points, or 2.3%, from 3.53% during the six months ended June 30, 2002, to 3.61% during the six months ended June 30, 2003. The increase was due to a 68 basis point decrease in the weighted average rates paid on interest-bearing liabilities, partially offset by a 60 basis point decrease in the weighted average yields received on interest-earning assets. In comparing the two periods, the yield on loans decreased 39 basis points while the yield on investment securities decreased 145 basis points. The rates paid on deposits decreased 76 basis points while the rates paid on FHLBank advances and other borrowings decreased 35 basis points. The Company's overall net interest margin increased 2 basis points, or 0.5%, from 3.79% during the six months ended June 30, 2002, to 3.81% during the six months ended June 30, 2003.

         The prime rate of interest averaged 4.75% during the six months ended June 30, 2002, compared to an average of 4.25% during the six months ended June 30, 2003. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yields received on loans. The decrease in the weighted average yields received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and the increased amortization of premiums paid on the Company's mortgage-backed securities portfolio due to higher levels of prepayments on the underlying mortgages.

         Interest rates paid on certificates of deposit decreased significantly during the six months ended June 30, 2003, compared to the six months ended June 30, 2002. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

         The provision for loan losses decreased $450,000, or 27.3%, from $1.65 million during the three months ended June 30, 2002 to $1.2 million during the three months ended June 30, 2003. Net charge-offs during the three months ended June 30, 2003 were $638,000 compared to net charge-offs of $2.8 million during the three months ended June 30, 2002.

         The provision for loan losses decreased $600,000, or 20.0%, from $3.0 million during the six months ended June 30, 2002 to $2.4 million during the six months ended June 30, 2003. Net charge-offs during the six months ended June 30, 2003 were $3.0 million compared to net charge-offs of $3.1 million during the six months ended June 30, 2002.

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

         The Bank's allowance for loan losses as a percentage of total loans was 1.97% and 2.09% at June 30, 2003, and December 31, 2002, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

         Non-performing assets increased $1.6 million during the six months ended June 30, 2003, from $18.8 million at December 31, 2002 to $20.4 million at June 30, 2003. Non-performing assets as a percentage of total assets were 1.41% at June 30, 2003. Non-performing loans decreased $6.1 million, or 42.1%, from $14.5 million at December 31, 2002 to $8.4 million at June 30, 2003. Foreclosed assets increased $7.7 million, or 177%, from $4.3 million at December 31, 2002 to $12.0 million at June 30, 2003.

NEXT PAGE

         Non-performing Loans. Non-performing loans decreased primarily as a result of the transfer to foreclosed assets of one relationship with a remaining book balance at the time of transfer of $7.3 million. This relationship involves condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. At the time of foreclosure during the quarter ended March 31, 2003, the balance was reduced to $6.7 million through a charge-off of approximately $600,000. This relationship was most recently described in the March 31, 2003, Quarterly Report on Form 10-Q and was included in foreclosed assets at that time. Three unrelated credit relationships, totaling $1.6 million, $1.0 million, and $886,000, respectively, account for a significant portion of the non-performing loan total at June 30, 2003. The $1.6 million relationship is comprised of four loans, which are primarily secured by the automobile floor plan assets of a car dealership in Springfield, Missouri. These loans were added to non-performing loans in the quarter ended June 30, 2003. This relationship was most recently described in the March 31, 2003, Quarterly Report on Form 10-Q and was included in potential problem loans at that time. The $1.0 million relationship is secured by the real estate and business assets of a restaurant in Branson, Missouri. This relationship was most recently described in the March 31, 2003, Quarterly Report on Form 10-Q and was included in non-performing loans at that time. The $886,000 relationship is comprised of ten loans, which are primarily secured by residential rental properties and condominiums in Branson, Missouri. This relationship was most recently described in the March 31, 2003, Quarterly Report on Form 10-Q and was included in non-performing loans at that time. Subsequent to June 30, 2003, the Bank has foreclosed upon properties securing eight of these loans. Valuations of these assets are currently being completed.

         Foreclosed Assets. Of the total $12.0 million of foreclosed assets at June 30, 2003, foreclosed real estate totaled $11.1 million and repossessed automobiles totaled $912,000. Of the total real estate assets, three relationships account for $10.1 million. The first relationship has a remaining balance of $6.8 million and was discussed above in Non-performing Loans. The second relationship has a remaining balance of $2.8 million and involves a motel in Springfield, Missouri. This relationship, which originally totaled $3.6 million, was most recently described in the March 31, 2003, Quarterly Report on Form 10-Q and was included in foreclosed assets at that time. At the time of foreclosure during the quarter ended March 31, 2003, the balance was reduced to $2.8 million through a charge-off of approximately $900,000. The third relationship has a remaining balance of $511,000 and involves a golf course and condominium units in the Branson, Missouri area. This relationship was most recently described in the March 31, 2003, Quarterly Report on Form 10-Q and was included in foreclosed assets at that time. Each of these foreclosed assets is currently being marketed for sale.

         Potential Problem Loans. Potential problem loans increased $300,000 during the six months ended June 30, 2003 from $11.4 million at December 31, 2002 to $11.7 million at June 30, 2003. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. During the six months ended June 30, 2003, potential problem loans decreased $3.6 million as a result of the foreclosure of the motel in Springfield, Missouri, which is described above under Foreclosed Assets. In addition, potential problem loans decreased $1.8 million as a result of the change of status to non-performing loans of the automobile floorplan relationship described above under Non-performing Loans. This decrease was offset by the addition of three unrelated relationships totaling $2.1 million, $2.1 million, and $1.1 million, respectively. The first $2.1 million relationship is secured primarily by two motels, one in Springfield, Missouri, and one in Branson, Missouri. The second $2.1 million relationship is secured by condominiums and related amenities near Lake of the Ozarks, Missouri. The $1.1 million relationship is secured by a condominium development in Branson, Missouri. In addition to these relationships, three other significant unrelated relationships represent the majority of the potential problem loan total. These relationships total $1.3 million, $1.1 million, and $933,000, respectively. The $1.3 million relationship is secured by a motel in Branson, Missouri. The $1.1 million relationship is secured by five single-family homes under construction in Monett, Missouri. The $933,000 relationship is secured by a commercial retail shopping center in Stone County near Branson, Missouri.

NEXT PAGE

Noninterest Income

         Total noninterest income decreased $1.3 million, or 20.1%, in the three months ended June 30, 2003 when compared to the same period in 2002. The decrease was primarily due to: (i) a decrease in net realized gains on sales of available-for-sale securities of $2.2 million; and (ii) a net decrease in commission revenues earned by the Company's travel, insurance and investment divisions in 2003 of $269,000, or 15.3%. The investment and travel divisions have experienced lower sales revenue in 2003, while the insurance division has experienced increased sales revenue in 2003. The decrease in gain on sale of available-for-sale securities was due to the sale in 2002 of the Company's holdings of the common stock of another publicly traded company. In the three months ended June 30, 2003, the Company had no net gains or losses from the sale of investment securities.

         This decrease was partially offset by: (i) an increase in service charges and ATM fees of $818,000, or 40.4%; and (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $310,000, or 122%. The increase in service charge fees resulted from a larger number of accounts and higher levels of insufficient funds transactions by customers. The increase in ATM fees was related to an increase in overall usage by customers and non-customers and additional ATMs placed in service. During the three months ended June 30, 2003, the Bank sold more residential and student loans than in the same period during 2002. During both periods, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, higher levels of refinancing activity continued in the three months ended June 30, 2003.

         Total noninterest income decreased $1.0 million, or 9.6%, in the six months ended June 30, 2003 when compared to the same period in 2002. The decrease was primarily due to: (i) a decrease in net realized gains on sales of available-for-sale securities of $2.7 million; and (ii) a net decrease in commission revenues earned by the Company's travel, insurance and investment divisions in 2003 of $373,000, or 11.5%. The investment and travel divisions have experienced lower sales revenue in 2003, while the insurance division has experienced increased sales revenue in 2003. The decrease in gain on sale of available-for-sale securities was due to the sale in 2002 of the Company's holdings of the common stock of another publicly traded company. In the six months ended June 30, 2003, the Company had net gains of $114,000 from the sale of investment securities.

         This decrease was partially offset by: (i) an increase in service charges and ATM fees of $1.4 million, or 36.4%; and (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $423,000, or 61.0%. The increase in service charge fees resulted from a larger number of accounts and higher levels of insufficient funds transactions by customers. The increase in ATM fees was related to an increase in overall usage by customers and non-customers and additional ATMs placed in service. During the six months ended June 30, 2003, the Bank sold more residential and student loans than in the same period during 2002. During both periods, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, higher levels of refinancing activity continued in the six months ended June 30, 2003.

Noninterest Expense

         Total noninterest expense increased $978,000, or 13.8%, in the three months ended June 30, 2003, compared to the same period in 2002. The increase was primarily due to: (i) an increase of $570,000, or 14.3%, in salaries and employee benefits primarily due to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key lending, supervisory and customer sales positions; (ii) an increase in net occupancy and equipment expense of $263,000, or 20.4%, primarily due to increases in depreciation and various maintenance projects on buildings and equipment; and (iii) minor increases in other noninterest expense areas, such as postage, advertising, and supplies.

NEXT PAGE

         Total noninterest expense increased $2.0 million, or 14.3%, in the six months ended June 30, 2003, compared to the same period in 2002. The increase was primarily due to: (i) an increase of $992,000, or 12.7%, in salaries and employee benefits primarily due to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key lending, supervisory and customer sales positions; (ii) an increase in net occupancy and equipment expense of $554,000, or 22.6%, primarily due to increases in depreciation and various maintenance projects on buildings and equipment; and (iii) minor increases in other noninterest expense areas, such as postage, advertising, and supplies.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased from 35.5% in the three months ended June 30, 2002, to 33.0% in the three months ended June 30, 2003. This decrease is primarily due to higher balances of tax-exempt investment securities and loans.

         Provision for income taxes as a percentage of pre-tax income decreased from 34.7% in the six months ended June 30, 2002, to 33.3% in the six months ended June 30, 2003. This decrease is primarily due to higher balances of tax-exempt investment securities and loans.

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

	Three Months Ended June 30,
	2003			2002
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,043,358	$15,728	6.03%	$987,688	$15,831	6.41%
Investment securities and other
interest-earning assets	283,130	3,063	4.33	297,579	4,322	5.81
Total interest-earning assets	$1,326,488	18,791	5.67	$1,285,267	20,153	6.27

Interest-bearing liabilities:
Demand deposits	$246,183	690	1.12	$184,436	542	1.18
Savings deposits	847	3	1.42	1,011	5	1.98
Time deposits	687,205	3,536	2.06	697,534	4,983	2.86
Total deposits	934,235	4,229	1.81	882,981	5,530	2.51
FHLBank advances and other borrowings	255,542	1,677	2.63	280,704	2,103	3.00
Total interest-bearing liabilities	$1,189,777	5,906	1.99	$1,163,685	7,633	2.62

Net interest income:
Interest rate spread		$12,885	3.68%		$12,520	3.65%
Net interest margin(1)			3.89%			3.90%

Average interest-earning assets to
average interest-bearing liabilities	111.49%			110.45%

(1) Defined as the Company's net interest income divided by total interest-earning assets.

NEXT PAGE

	Six Months Ended June 30,
	2003			2002
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,032,490	$31,049	6.01%	$985,213	$31,504	6.40%
Investment securities and other
interest-earning assets	290,013	6,319	4.36	290,252	8,430	5.81
Total interest-earning assets	$1,322,503	37,368	5.65	$1,275,465	39,934	6.26

Interest-bearing liabilities:
Demand deposits	$233,735	1,285	1.10	$172,370	977	1.13
Savings deposits	833	5	1.20	1,061	9	1.70
Time deposits	692,719	7,450	2.15	689,964	10,465	3.03
Total deposits	927,287	8,740	1.89	863,395	11,451	2.65
FHLBank advances and other borrowings	260,841	3,411	2.62	288,968	4,293	2.97
Total interest-bearing liabilities	$1,188,128	12,151	2.05	$1,152,363	15,744	2.73

Net interest income:
Interest rate spread		$25,217	3.61%		$24,190	3.53%
Net interest margin(1)			3.81%			3.79%
Average interest-earning assets to
average interest-bearing liabilities	111.31%			110.68%

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

	Three Months Ended June 30,
	2003 vs. 2002
	Increase
	(Decrease)
	Due to		Total Increase (Decrease)
	Rate	Volume

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (969)	$ 866	$ (103)
Investment securities and
other interest-earning assets	(1,058)	(201)	(1,259)
Total interest-earning assets	(2,027)	665	(1,362)

Interest-bearing liabilities:
Demand deposits	(24)	172	148
Savings deposits	(1)	(1)	(2)
Time deposits	(1,374)	(73)	(1,447)
Total deposits	(1,399)	98	(1,301)
FHLBank advances and other borrowings	(247)	(179)	(426)
Total interest-bearing liabilities	(1,646)	(81)	(1,727)
Net interest income	$ (381)	$ 746	$ 365

	Six Months Ended June 30,
	2003 vs. 2002
	Increase
	(Decrease)
	Due to		Total Increase (Decrease)
	Rate	Volume

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (1,927)	$ 1,472	$ (455)
Investment securities and
other interest-earning assets	(2,104)	(7)	(2,111)
Total interest-earning assets	(4,031)	1,465	(2,566)

Interest-bearing liabilities:
Demand deposits	(28)	336	308
Savings deposits	(2)	(2)	(4)
Time deposits	(3,057)	42	(3,015)
Total deposits	(3,087)	376	(2,711)
FHLBank advances and other borrowings	(487)	(395)	(882)
Total interest-bearing liabilities	(3,574)	(19)	(3,593)
Net interest income	$ (457)	$ 1,446	$ 1,027

NEXT PAGE

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2003, the Company had commitments of approximately $167 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $112.9 million, or 7.8% of total assets of $1.44 billion at June 30, 2003, compared to equity of $104.7 million, or 7.5%, of total assets of $1.40 billion at December 31, 2002.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On June 30, 2003, the Bank's Tier 1 risk-based capital ratio was 10.66%, total risk-based capital ratio was 11.91% and the Tier 1 leverage ratio was 8.77%. As of June 30, 2003, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2003, the Company's Tier 1 risk-based capital ratio was 11.00%, total risk-based capital ratio was 12.25% and the leverage ratio was 9.06%. As of June 30, 2003, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

         At June 30, 2003, the held-to-maturity investment portfolio included no gross unrealized losses.

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

         Statements of Cash Flows. During the six months ended June 30, 2003, and 2002, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $18.4 million during the six months ended June 30, 2003, and $17.3 million during the six months ended June 30, 2002.

NEXT PAGE

         During the six months ended June 30, 2003 and 2002, investing activities used cash of $22.9 million and $18.8 million, respectively, primarily due to the net increase of loans in each period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $31.5 million during the six months ended June 30, 2003 and $21.4 million during the six months ended June 30, 2002. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

         Dividends. During the six months ended June 30, 2003, the Company declared dividends of $.33 per share, or 20.2% of net income per share, and paid dividends of $.30 per share, or 18.4% of net income per share, compared to dividends declared of $.405, or 23.5% of net income per share, and dividends paid of $.265, or 15.4% of net income per share, during the six months ended June 30, 2002. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the six months ended June 30, 2003, the Company repurchased 24,805 shares of its common stock at an average price of $38.19 per share and reissued 14,302 shares of treasury stock at an average price of $22.33 per share to cover stock option exercises. During the six months ended June 30, 2002, the Company repurchased 28,893 shares of its common stock at an average price of $33.77 per share and reissued 24,450 shares of treasury stock at an average price of $17.69 per share to cover stock option exercises.

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

The Company's Risk When Interest Rates Change

         The rates of interest the Company earns on its assets and pays on its liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, the Company's results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of its assets and liabilities. The risk associated with changes in interest rates and the Company's ability to adapt to these changes is known as interest rate risk and is Great Southern's most significant market risk.

How the Company Measures Its Risk Associated with Interest Rate Changes

         In an attempt to manage the Company's exposure to changes in interest rates and comply with applicable regulations, Great Southern monitors its interest rate risk. In monitoring interest rate risk the Company regularly analyzes and manages assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to actual or potential changes in market interest rates.

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2003, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is nearly neutral.

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

NEXT PAGE

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

NEXT PAGE

         In addition to the disclosures previously made by the Company in the December 31, 2002, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at June 30, 2003.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

	(In Millions)
Interest Rate Derivatives
Interest Rate Swaps:
Expected Maturity Date

2003	$ 34.0	0.31%	5.41%
2004	7.0	0.98	6.57
2005	15.5	0.66	6.20
2006	10.0	1.12	5.30
2007	5.0	1.16	2.50
2008	27.6	1.02	3.47
2009	9.8	1.35	6.00
2010	20.0	1.11	3.13
2011	22.4	1.25	5.69
2012	10.0	1.12	5.50
2013	18.0	1.00	3.44
2015	10.0	0.97	4.25
2016	39.8	1.27	6.14
2017	40.0	1.10	4.03
2031	17.3	3.16	9.00

Total Notional Amount	$286.4	1.13%	5.08%

Fair Value	$298.2

NEXT PAGE

ITEM IV. CONTROLS AND PROCEDURES

         An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, "the Act") as of June 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and assess ways to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to Vote of Common Stockholders

         a)  Results of 2003 Annual Meeting of Stockholders of Great Southern Bancorp, Inc.

1)	There were 6,859,979 shares entitled to vote at said meeting.
2)	Thomas J. Carlson received 5,740,119 votes for director and Joseph W. Turner received 5,694,176 votes for director.
3)	The stockholders ratified the 2003 Stock Option and Incentive Plan. The vote was as follows: For - 3,590,225; Against - 1,846,503; Abstain - 30,543.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

         See Exhibit Index.

         b) Reports on Form 8-K

1.	Report filed on July 16, 2003, to disclose a press release announcing the Registrant's financial results for its second quarter ended June 30, 2003.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant

Date: August 8, 2003	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2003	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

END