Form 10-Q
period 2003-09-30
GREAT SOUTHERN BANCORP INC
filed 2003-11-12
CIK 854560

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2003

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

Yes /X/ No / /

The number of shares outstanding of each of the registrant's classes of common stock: 6,850,805 shares of common stock, par value $.01, outstanding at November 11, 2003.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Cash	$ 66,843	$ 55,327
Interest-bearing deposits in other financial institutions	1,528	547

Cash and cash equivalents	68,371	55,874
Available-for-sale securities	254,676	236,269
Held-to-maturity securities (fair value $58,403 - September 2003;
$55,900 - December 2002)	54,776	52,587
Mortgage loans held for sale	2,124	2,636
Loans receivable, net of allowance for loan losses of
$20,823 - September 2003; $21,288 - December 2002	1,058,068	995,011
Interest receivable:
Loans	4,623	5,076
Investments	1,982	1,490
Prepaid expenses and other assets	11,653	16,452
Foreclosed assets held for sale, net	10,171	4,328
Premises and equipment, net	18,880	16,963
Investment in Federal Home Loan Bank stock	10,969	14,962
Refundable income taxes	--	990
Deferred income taxes	2,091	--

Total Assets	$1,498,384	$1,402,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,099,427	$1,021,957
Federal Home Loan Bank advances	190,586	206,226
Short-term borrowings	66,340	43,304
Trust preferred securities	18,614	18,964
Accrued interest payable	1,555	2,485
Advances from borrowers for taxes and insurance	862	229
Accounts payable and accrued expenses	4,546	3,697
Income taxes payable	1,139	--
Deferred income taxes	--	1,067
Total Liabilities	1,383,069	1,297,929

Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	---	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued
12,325,002 shares	123	123
Additional paid-in capital	17,336	17,033
Retained earnings	159,898	145,931
Accumulated other comprehensive income	(91)	2,568
	177,266	165,655
Less treasury common stock, at cost; September 2003 - 5,477,662 shares;
December 2002- 5,467,881 shares	(61,951)	(60,946)

Total Stockholders' Equity	115,315	104,709

Total Liabilities and Stockholders' Equity	$1,498,384	$1,402,638

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$16,020	$16,557	$47,069	$48,061
Investment securities and other	3,048	3,956	9,367	12,386

TOTAL INTEREST INCOME	19,068	20,513	56,436	60,447

INTEREST EXPENSE
Deposits	3,918	5,447	12,658	16,897
Federal Home Loan Bank advances	1,310	1,739	4,102	5,384
Short-term borrowings and trust preferred securities	275	290	894	938

TOTAL INTEREST EXPENSE	5,503	7,476	17,654	23,219

NET INTEREST INCOME	13,565	13,037	38,782	37,228
PROVISION FOR LOAN LOSSES	1,200	1,300	3,600	4,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,365	11,737	35,182	32,928

NONINTEREST INCOME
Commissions	1,493	1,265	4,363	4,508
Service charges and ATM fees	2,897	2,217	8,177	6,089
Net gains on loan sales	797	341	1,914	1,035
Net realized gains on sales of available-for-sale securities	471	621	585	3,445
Other income	489	254	1,397	931

TOTAL NONINTEREST INCOME	6,147	4,698	16,436	16,008

NONINTEREST EXPENSE
Salaries and employee benefits	4,883	4,011	13,714	11,851
Net occupancy and equipment expense	1,649	1,441	4,650	3,888
Postage	427	362	1,246	1,057
Insurance	198	133	491	382
Advertising	160	190	502	457
Office supplies and printing	218	190	658	616
Expense on foreclosed assets	620	45	1,126	538
Other operating expenses	1,127	998	3,110	2,815

TOTAL NONINTEREST EXPENSE	9,282	7,370	25,497	21,604

INCOME BEFORE INCOME TAXES	9,230	9,065	26,121	27,332
PROVISION FOR INCOME TAXES	3,039	3,146	8,661	9,476

NET INCOME	$ 6,191	$ 5,919	$17,460	$17,856

BASIC EARNINGS PER COMMON SHARE	$.90	$.86	$2.55	$2.60

DILUTED EARNINGS PER COMMON SHARE	$.90	$.85	$2.52	$2.57

DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.14	$.51	$.55

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 17,460	$ 17,856
Proceeds from sales of loans held for sale	126,550	65,531
Originations of loans held for sale	(123,732)	(58,570)
Items not requiring (providing) cash:
Depreciation	1,766	1,890
Amortization	108	--
Provision for loan losses	3,600	4,300
Provision for losses on foreclosed assets	--	254
Net gains on loan sales	(1,914)	(1,035)
Net realized gains on sale of available-for-sale securities	(585)	(3,445)
Gain on sale of premises and equipment	(170)	(86)
(Gain) loss on sale of foreclosed assets	296	(158)
Amortization of deferred income, premiums and discounts	1,437	394
Deferred income taxes	306	(159)
Changes in:
Interest receivable	(39)	585
Prepaid expenses and other assets	(343)	84
Accounts payable and accrued expenses	(285)	(2,163)
Income taxes refundable/payable	38	(2,503)
Net cash provided by operating activities	24,493	22,775

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(38,448)	(48,675)
Purchase of loans	(47,800)	(9,323)
Proceeds from sale of student loans	8,545	9,889
Purchase of additional business units	(169)	--
Purchase of premises and equipment	(6,774)	(4,866)
Proceeds from sale of premises and equipment	3,261	251
Proceeds from sale of foreclosed assets	5,539	2,897
Capitalized costs on foreclosed assets	(169)	31
Proceeds from maturing held-to-maturity securities	7,250	11,561
Proceeds from called investment securities	11,000	30,000
Principal reductions on mortgage-backed securities	89,210	33,824
Purchase of held-to-maturity securities	(9,451)	(26,088)
Proceeds from sale of available-for-sale securities	29,616	151,235
Purchase of available-for-sale securities	(153,960)	(181,913)
(Purchase) redemption of Federal Home Loan Bank stock	3,993	--
Net cash used in investing activities	(98,357)	(31,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(52,389)	56,107
Net increase in checking and savings deposits	134,712	76,278
Proceeds from Federal Home Loan Bank advances	728,000	2,573,000
Repayments of Federal Home Loan Bank advances	(743,640)	(2,650,217)
Net increase (decrease) in short-term borrowings	23,036	(25,866)
Advances from borrowers for taxes and insurance	633	691
Purchase of treasury stock	(1,230)	(1,057)
Dividends paid	(3,289)	(2,780)
Stock options exercised	528	538
Net cash provided by financing activities	86,361	26,694

INCREASE IN CASH AND CASH EQUIVALENTS	12,497	18,292
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,874	35,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,371	$53,412

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2002, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$19,067	$ 1	$19,068	$20,502	$ 11	$20,513
Non-interest income	4,653	1,494	6,147	3,442	1,256	4,698
Segment profit (loss)	6,104	87	6,191	6,037	(118)	5,919

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$56,429	$ 7	$56,436	$60,409	$ 38	$60,447
Non-interest income	12,072	4,364	16,436	11,509	4,499	16,008
Segment profit	17,134	326	17,460	17,558	298	17,856

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Net income	$6,191	$5,919	$17,460	$17,856

Unrealized holding gains (losses),
net of income taxes	(2,252)	1,821	(2,279)	3,801
Less: reclassification adjustment
for gains included in
net income, net of income taxes	(306)	(404)	(380)	(2,239)

	(2,558)	1,417	(2,659)	1,562
Other comprehensive income	$3,633	$7,336	$14,801	$19,418

NOTE 4: POTENTIAL IMPACT OF ACCOUNTING PRINCIPLES TO BE IMPLEMENTED IN THE FUTURE

          The Financial Accounting Standards Board ("FASB") recently issued its Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of certain special purpose entities ("SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. The adoption of FIN 46 at July 1, 2003, had no effect on the Company's financial statements. One financial liability of the Company that may be impacted by FIN 46 is the Company's trust preferred securities and related debentures. This liability is, and has been, presented in the Company's financial statements as a liability and not a component of equity for financial reporting purposes. In addition, the Federal Reserve Board has allowed these securities to be included as capital for purposes of regulatory capital calculations. Recently, the FASB, Federal Reserve Board, and Securities and Exchange Commission have discussed the continuing inclusion of this item for regulatory capital purposes under the requirements of FIN 46. To date, no final determination has been reached and the Federal Reserve Board has instructed bank holding companies to continue to include these securities in regulatory capital calculations until further notice. The Company does not expect any material changes in how it reports these securities in its basic financial statements. The Company will continue to monitor these discussions and comply with the final rulemaking.

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

NEXT PAGE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Net income, as reported	$6,191	$ 5,919	$17,460	$17,856

Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(119)	(82)	(287)	(195)
Pro forma net income	$6,072	$5,837	$17,173	$17,661
Earnings per share
Basic - as reported	$ .90	$ .86	$ 2.55	$ 2.60
Basic - pro forma	$ .89	$ .85	$ 2.51	$ 2.57
Diluted - as reported	$ .90	$ .85	$ 2.52	$ 2.57
Diluted - pro forma	$ .88	$ .84	$ 2.48	$ 2.54

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

          During the nine months ended September 30, 2003, total assets increased by $95.7 million to $1.50 billion. Cash and interest-bearing deposits increased $12.5 million, available-for-sale securities increased $18.4 million, net loans receivable increased $63.1 million, and foreclosed assets increased $5.8 million. The increase in net loans receivable was primarily related to increases in commercial real estate, multi-family residential real estate, consumer and commercial business loans. Foreclosed assets increased primarily as the result of the transfer of one significant non-performing loan relationship into foreclosed assets during the quarter ended March 31, 2003.

          Total liabilities increased $85.1 million to $1.38 billion. Deposits increased $77.5 million and short-term borrowings increased $23.0 million, partially offset by a decrease in Federal Home Loan Bank ("FHLBank") advances of $15.6 million. The increase in short-term borrowings resulted from higher balances in securities sold under reverse repurchase agreements with our customers. FHLBank advances decreased due to their repayment when due utilizing funds from the additional deposit account balances. Interest-bearing checking balances increased $110.8 million. Non-interest-bearing checking balances increased $23.8 million. Checking and savings account balances totaled $447 million at September 30, 2003, up from $312 million at December 31, 2002. Retail certificates of deposit, including non-brokered deposits gathered through the internet, totaled $344 million at September 30, 2003, down from $359 million at December 31, 2002. Total brokered deposits were $302 million at September 30, 2003, down from $340 million at December 31, 2002. The weighted average cost of these brokered deposits was approximately 215 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. This higher cost of funds was primarily due to longer average maturities of these brokered deposits

NEXT PAGE

compared to the Company's regular retail certificate of deposit portfolio. At September 30, 2003, the average term to maturity for the Company's brokered deposits was approximately eight years. In order to appropriately match the overall repricing characteristics of the Company's variable rate loans, Great Southern has originated relatively longer-term brokered certificates that are callable by Great Southern after a specified lockout period. Simultaneous to the origination of these certificates, Great Southern enters into interest rate swap agreements to convert the fixed rates of interest stated on the certificates into floating rates of interest. The swap counterparty pays Great Southern the same fixed rate of interest as stated on the certificate, which is then passed through to the certificate holder under the terms of the certificate. In exchange, Great Southern pays the swap counterparty a variable rate of interest that is generally three-month LIBOR less five to ten basis points. Therefore, the Company achieves net funding costs near LIBOR, with interest rates that adjust quarterly. The interest rate swaps reduce the net weighted average cost of the brokered certificate of deposit portfolio to a rate that is approximately 126 basis points lower than the retail certificate of deposit portfolio. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits.

          Stockholders' equity increased $10.6 million, to $115.3 million, primarily as a result of net income of $17.5 million, partially offset by dividend declarations of $3.5 million, a decrease in accumulated other comprehensive income of $2.7 million and net treasury stock repurchases of $702,000. The Company repurchased 31,273 shares of common stock at an average price of $39.32 per share during the nine months ended September 30, 2003 and reissued 21,492 shares of treasury stock at an average price of $21.89 per share to cover stock option exercises.

RESULTS OF OPERATIONS AND COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

          The increase in net income of $272,000, or 4.6%, for the three months ended September 30, 2003 compared to the same period in 2002, was primarily due to an increase in noninterest income of $1.4 million, or 30.8%, an increase in net interest income of $528,000, or 4.1%, a decrease in provision for loan losses of $100,000, or 7.7%, and a decrease in provision for income taxes of $107,000, or 3.4%. These were partially offset by an increase in noninterest expense of $1.9 million, or 25.9%, during the three month period.

          The decrease in net income of $396,000, or 2.2%, for the nine months ended September 30, 2003 compared to the same period in 2002, was primarily due to an increase in noninterest expense of $3.9 million, or 18.0%. This was partially offset by an increase in net interest income of $1.6 million, or 4.2%, an increase in noninterest income of $428,000, or 2.7%, a decrease in provision for loan losses of $700,000, or 16.3%, and a decrease in provision for income taxes of $815,000, or 8.6%, during the nine month period.

Total Interest Income

          Total interest income decreased $1.4 million, or 7.0%, during the three months ended September 30, 2003, when compared to the three months ended September 30, 2002. The decrease was due to a $537,000, or 3.2%, decrease in interest income on loans and a $908,000, or 23.0%, decrease in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets decreased due to significantly lower average rates of interest. Interest income for both loans and investment securities and other interest-earning assets was positively impacted by higher average balances.

          Total interest income decreased $4.0 million, or 6.6%, during the nine months ended September 30, 2003, when compared to the nine months ended September 30, 2002. The decrease was due to a $992,000, or 2.1%, decrease in interest income on loans and a $3.0 million, or 24.4%, decrease in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets decreased due to significantly lower average rates of interest. Interest income for both loans and investment securities and other interest-earning assets was positively impacted by higher average balances.

Interest Income - Loans

          During the three months ended September 30, 2003, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $1.5 million as the result of lower average interest rates. The average yield on loans decreased from 6.59% during the three months ended September 30, 2002, to 6.01% during the three months ended September 30, 2003, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. Approximately one-third of the total loan portfolio is subject to interest rate floors which have been reached. As a result, it will take one or more increases in the "prime rate" of interest for the interest rate on these loans to adjust upward. See the discussion under "Net Interest Income" for information about the changes in the "prime rate" during these periods.

NEXT PAGE

         Interest income increased $964,000 as the result of an increase in average loan balances from $1.01 billion during the three months ended September 30, 2002, to $1.07 billion during the three months ended September 30, 2003. The higher average balance resulted from the Bank's increases in commercial real estate, multi-family residential real estate, and construction lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater portion of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

          During the nine months ended September 30, 2003, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $3.4 million as the result of lower average interest rates. The average yield on loans decreased from 6.46% during the nine months ended September 30, 2002, to 6.01% during the nine months ended September 30, 2003, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. Approximately one-third of the total loan portfolio is subject to interest rate floors which have been reached. As a result, it will take one or more increases in the "prime rate" of interest for the interest rate on these loans to adjust upward. See the discussion under "Net Interest Income" for information about the changes in the "prime rate" during these periods.

          Interest income increased $2.4 million as the result of an increase in average loan balances from $992 million during the nine months ended September 30, 2002, to $1.04 billion during the nine months ended September 30, 2003. The higher average balance resulted from the Bank's increases in commercial real estate, multi-family residential real estate, and construction lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater portion of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investments and Other Interest-earning Assets

          Interest income on investment securities and other interest-earning assets decreased from lower average interest rates, partially offset by higher average balances during the three months ended September 30, 2003, when compared to the three months ended September 30, 2002. Interest income decreased $1.1 million as a result of lower average yields from 5.39% during the three months ended September 30, 2002, to 3.93% during the three months ended September 30, 2003, due to lower market rates of interest in 2003 and increased premium amortization due to greater prepayments on the Company's mortgage-backed securities portfolio. Interest income increased $212,000 as a result of higher average balances from $294 million during the three months ended September 30, 2002 to $310 million during the three months ended September 30, 2003.

          Interest income on investment securities and other interest-earning assets decreased from lower average interest rates during the nine months ended September 30, 2003, when compared to the nine months ended September 30, 2002. Interest income decreased $3.2 million as a result of lower average yields from 5.67% during the nine months ended September 30, 2002, to 4.21% during the nine months ended September 30, 2003, due to lower market rates of interest in 2003 and increased premium amortization due to greater prepayments on the Company's mortgage-backed securities portfolio. Interest income increased $226,000 as a result of higher average balances from $291 million during the nine months ended September 30, 2002 to $297 million during the nine months ended September 30, 2003.

Total Interest Expense

          Total interest expense decreased $2.0 million, or 26.4%, during the three months ended September 30, 2003 when compared with the same period in 2002. The decrease during the three month period was due to a $1.5 million, or 28.1%, decrease in interest expense on deposits, a $429,000, or 24.7%, decrease in interest expense on FHLBank advances, and a $15,000, or 5.2%, decrease in interest expense on short-term borrowings and trust preferred securities.

          Total interest expense decreased $5.6 million, or 24.0%, during the nine months ended September 30, 2003 when compared with the same period in 2002. The decrease during the nine month period was due to a $4.2 million, or 25.1%, decrease in interest expense on deposits, a $1.3 million, or 23.8%, decrease in interest expense on FHLBank advances, and a $44,000, or 4.7%, decrease in interest expense on short-term borrowings and trust preferred securities.

NEXT PAGE

Interest Expense - Deposits

          Interest expense on deposits decreased $1.3 million due to lower average interest rates on time deposits from 2.71% during the three months ended September 30, 2002, to 1.90% during the three months ended September 30, 2003 and decreased $324,000 as a result of lower average balances of time deposits from $705 million during the three months ended September 30, 2002, to $661 million during the three months ended September 30, 2003. The average interest rates decreased due to lower overall market rates of interest, including rates on the Company's interest rate swaps. Interest on demand deposits increased $293,000 due to higher average balances from $193 million during the three months ended September 30, 2002, to $294 million during the three months ended September 30, 2003, and decreased $178,000 due to lower average rates from 1.38% during the three months ended September 30, 2002, to 1.06% during the three months ended September 30, 2003. Interest on savings deposits decreased a total of $2,000 due to lower average rates.

          Interest expense on deposits decreased $4.4 million due to lower average interest rates on time deposits from 2.92% during the nine months ended September 30, 2002, to 2.07% during the nine months ended September 30, 2003 and decreased $293,000 as a result of lower average balances of time deposits from $695 million during the nine months ended September 30, 2002, to $682 million during the nine months ended September 30, 2003. The average interest rates decreased due to lower overall market rates of interest, including rates on the Company's interest rate swaps. Interest on demand deposits increased $625,000 due to higher average balances from $179 million during the nine months ended September 30, 2002, to $254 million during the nine months ended September 30, 2003, and decreased $201,000 due to lower average rates from 1.22% during the nine months ended September 30, 2002, to 1.08% during the nine months ended September 30, 2003. Interest on savings deposits decreased a total of $5,000 due to lower average balances and lower average rates.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

          Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $354,000 due to lower average rates of interest from 3.05% in the three months ended September 30, 2002 to 2.49% in the three months ended September 30, 2003. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the decrease in average rates of interest. In addition, interest expense decreased $90,000 due to lower average balances from $266 million during the three months ended September 30, 2002, to $255 million during the three months ended September 30, 2003.

          Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $730,000 due to lower average rates of interest from 3.00% in the nine months ended September 30, 2002 to 2.57% in the nine months ended September 30, 2003. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly, or quarterly contributed to the decrease in average rates of interest. In addition, interest expense decreased $596,000 due to lower average balances from $281 million during the nine months ended September 30, 2002, to $259 million during the nine months ended September 30, 2003.

Net Interest Income

          The Company's overall interest rate spread decreased 3 basis points, or 0.8%, from 3.75% during the three months ended September 30, 2002, to 3.72% during the three months ended September 30, 2003. The decrease was due to a 78 basis point decrease in the weighted average yield received on interest-earning assets, partially offset by a 75 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 58 basis points while the yield on investment securities decreased 146 basis points. The rate paid on deposits decreased 78 basis points while the rate paid on FHLBank advances and other borrowings decreased 56 basis points. The Company's overall net interest margin decreased 7 basis points, or 1.7%, from 4.01% during the three months ended September 30, 2002, to 3.94% during the three months ended September 30, 2003.

          The prime rate of interest averaged 4.75% during the three months ended September 30, 2002, compared to an average of 4.00% during the three months ended September 30, 2003. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on loans. The decrease in the weighted average yield received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and the increased amortization of premiums paid on the Company's mortgage-backed securities portfolio due to higher levels of prepayments on the underlying mortgages.

NEXT PAGE

          Interest rates paid on certificates of deposit decreased significantly during the three months ended September 30, 2003, compared to the three months ended September 30, 2002. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

          The Company's overall interest rate spread increased 4 basis points, or 1.1%, from 3.60% during the nine months ended September 30, 2002, to 3.64% during the nine months ended September 30, 2003. The increase was due to a 71 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 67 basis point decrease in the weighted average yield received on interest-earning assets. In comparing the two periods, the yield on loans decreased 45 basis points while the yield on investment securities decreased 146 basis points. The rate paid on deposits decreased 77 basis points while the rate paid on FHLBank advances and other borrowings decreased 43 basis points. The Company's overall net interest margin decreased 1 basis point, or 0.3%, from 3.87% during the nine months ended September 30, 2002, to 3.86% during the nine months ended September 30, 2003.

          The prime rate of interest averaged 4.75% during the nine months ended September 30, 2002, compared to an average of 4.16% during the nine months ended September 30, 2003. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on loans. The decrease in the weighted average yield received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and the increased amortization of premiums paid on the Company's mortgage-backed securities portfolio due to higher levels of prepayments on the underlying mortgages.

          Interest rates paid on certificates of deposit decreased significantly during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

          The provision for loan losses decreased $100,000, or 7.7%, from $1.3 million during the three months ended September 30, 2002 to $1.2 million during the three months ended September 30, 2003. Net charge-offs during the three months ended September 30, 2003 were $1.0 million compared to net charge-offs of $524,000 during the three months ended September 30, 2002.

          The provision for loan losses decreased $700,000, or 16.3%, from $4.3 million during the nine months ended September 30, 2002 to $3.6 million during the nine months ended September 30, 2003. Net charge-offs during the nine months ended September 30, 2003 were $4.1 million compared to net charge-offs of $3.6 million during the nine months ended September 30, 2002.

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

NEXT PAGE

          The Bank's allowance for loan losses as a percentage of total loans was 1.93% and 2.09% at September 30, 2003, and December 31, 2002, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

          Non-performing assets increased $107,000 during the nine months ended September 30, 2003, from $18.8 million at December 31, 2002 to $19.0 million at September 30, 2003. Non-performing assets as a percentage of total assets were 1.27% at September 30, 2003. Non-performing loans decreased $5.7 million, or 39.5%, from $14.5 million at December 31, 2002 to $8.8 million at September 30, 2003. Foreclosed assets increased $5.9 million, or 135%, from $4.3 million at December 31, 2002 to $10.2 million at September 30, 2003.

          Non-performing Loans. Non-performing loans decreased primarily as a result of the transfer to foreclosed assets of one relationship with a remaining book balance at the time of transfer of $7.3 million. This relationship involves condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. At the time of foreclosure during the quarter ended March 31, 2003, the balance was reduced to $6.7 million through a charge-off of approximately $600,000. This relationship was most recently described in the June 30, 2003, Quarterly Report on Form 10-Q and was included in foreclosed assets at that time. Three unrelated credit relationships, totaling $1.5 million, $952,000, and $676,000, respectively, account for a large portion of the non-performing loan total at September 30, 2003. The $952,000 relationship and the $676,000 relationship were reclassified from potential problem loans to non-performing loans during the quarter ended September 30, 2003. The $1.5 million relationship is comprised of four loans, which are primarily secured by the automobile floor plan assets of a car dealership in Springfield, Missouri. This relationship was most recently described in the June 30, 2003, Quarterly Report on Form 10-Q and was included in non-performing loans at that time. The $952,000 relationship is secured by a commercial retail shopping center in Stone County near Branson, Missouri. This relationship was most recently described in the June 30, 2003, Quarterly Report on Form 10-Q and was included in potential problem loans at that time. The $676,000 relationship is secured primarily by a motel in Branson, Missouri, as well as additional real estate collateral. This relationship was most recently described in the June 30, 2003, Quarterly Report on Form 10-Q and was included in potential problem loans at that time. This loan is part of the $2.1 million relationship described in the June 30, 2003 Form 10-Q. The remainder of this relationship, primarily secured by a motel in Springfield, Missouri, is included in potential problem loans. Subsequent to September 30, 2003, the Bank has foreclosed upon the motel in Branson, Missouri.

          Foreclosed Assets. Of the total $10.2 million of foreclosed assets at September 30, 2003, foreclosed real estate totaled $9.4 million and repossessed automobiles totaled $802,000. Of the total real estate assets, two relationships accounted for $7.2 million. The first relationship had a remaining balance of $6.7 million as of September 30, 2003, and was discussed above in Non-performing Loans. The second relationship had a remaining balance of $511,000 as of September 30, 2003, and involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This relationship was most recently described in the June 30, 2003, Quarterly Report on Form 10-Q and was included in foreclosed assets at that time. Each of these foreclosed assets is currently being marketed for sale. During the quarter ended September 30, 2003, one significant property was sold and removed from foreclosed assets. This asset, which was most recently described in the June 30, 2003, Quarterly Report on Form 10-Q and was included in foreclosed assets at that time, involved a motel in Springfield, Missouri. This property was sold with an additional loss of $450,000 recognized by Great Southern. The loss is included in non-interest expense in the September 30, 2003, financial statements.

          Potential Problem Loans. Potential problem loans decreased $7.4 million during the nine months ended September 30, 2003 from $11.4 million at December 31, 2002 to $4.0 million at September 30, 2003. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. During the nine months ended September 30, 2003, potential problem loans decreased $3.6 million as a result of the foreclosure of the motel in Springfield, Missouri, which is described above under Foreclosed Assets. In addition, potential problem loans decreased $1.8 million as a result of the change of status to non-performing loans of the automobile floorplan relationship described above under Non-performing Loans. At the time this relationship was changed to non-performing status, certain loans in this relationship were written down by approximately $300,000 through a charge against the allowance for loan losses. Potential problem loans also decreased as a result of the change of status to non-performing loans of the $952,000 relationship described above under Non-performing Loans. These decreases were partially offset by the addition of two unrelated relationships totaling $1.4 million and $555,000, respectively. The $1.4 million relationship is secured primarily by a motel in Springfield, Missouri. The $555,000 relationship is secured by a condominium development in Branson, Missouri. In addition to these relationships, one other significant unrelated relationship was included in the potential problem loan total. This relationship totaled $1.3 million as of September 30, 2003, and is secured by a motel in Branson, Missouri.

NEXT PAGE

Noninterest Income

          Total noninterest income increased $1.4 million, or 30.8%, in the three months ended September 30, 2003 when compared to the same period in 2002. The increase was primarily due to: (i) an increase in service charges and ATM fees of $680,000, or 30.7%; (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $456,000, or 134%; and (iii) a net increase in commission revenues earned by the Company's travel, insurance and investment divisions in 2003 of $228,000, or 18.0%. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds transactions by customers, and slight increases in fees for insufficient funds checks. The increase in ATM fees was related to a change in 2003 by the Company to process its transactions in-house, an increase in overall usage by customers and non-customers and additional ATMs placed in service. During the three months ended September 30, 2003, the Bank sold more residential and student loans than in the same period during 2002. During both periods, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, higher levels of refinancing activity continued in the three months ended September 30, 2003. This increase was partially offset by a decrease in net realized gains on sales of available-for-sale securities of $150,000, or 24.2%.

          Total noninterest income increased $428,000, or 2.7%, in the nine months ended September 30, 2003 when compared to the same period in 2002. The increase was primarily due to: (i) an increase in service charges and ATM fees of $2.1 million, or 34.3%; and (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $879,000, or 84.9%. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds transactions by customers, and slight increases in fees for insufficient funds checks. The increase in ATM fees was related to a change in 2003 by the Company to process its transactions in-house, an increase in overall usage by customers and non-customers and additional ATMs placed in service. During the nine months ended September 30, 2003, the Bank sold more residential and student loans than in the same period during 2002. During both periods, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, higher levels of refinancing activity continued in the nine months ended September 30, 2003.

          This increase was partially offset by: (i) a decrease in net realized gains on sales of available-for-sale securities of $2.9 million; and (ii) a net decrease in commission revenues earned by the Company's travel, insurance and investment divisions in 2003 of $145,000, or 3.2%. The decrease in gain on sale of available-for-sale securities was due to the sale in 2002 of the Company's holdings of the common stock of another publicly traded company. In the nine months ended September 30, 2003, the Company had net gains of $585,000 from the sale of investment securities.

Noninterest Expense

          Total noninterest expense increased $1.9 million or 25.9%, in the three months ended September 30, 2003, compared to the same period in 2002. The increase was primarily due to: (i) an increase of $872,000, or 21.7%, in salaries and employee benefits primarily due to increased incentives paid to mortgage loan originators due to increased loan closings, the hiring of additional experienced personnel to fill commercial lending, credit administration, and branch supervisory positions, the opening of two loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $208,000, or 14.4%, primarily due to increases in depreciation on new offices and equipment and various maintenance projects on buildings and equipment; (iii) an increase in expenses on foreclosed assets of $575,000, due to a $450,000 loss on the disposition of one foreclosed asset and other expenses of maintaining various foreclosed assets; and (iv) minor increases in other noninterest expense areas, such as postage, advertising, and supplies.

NEXT PAGE

          Total noninterest expense increased $3.9 million, or 18.0%, in the nine months ended September 30, 2003, compared to the same period in 2002. The increase was primarily due to: (i) an increase of $1.9 million or 15.7%, in salaries and employee benefits primarily due to increased incentives paid to mortgage loan originators due to increased loan closings, the hiring of additional experienced personnel to fill commercial lending, credit administration, and branch supervisory positions, the opening of two loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $762,000, or 19.6%, primarily due to increases in depreciation on new offices and equipment and various maintenance projects on buildings and equipment; (iii) an increase in expenses on foreclosed assets of $588,000, due to a $450,000 loss on the disposition of one foreclosed asset and other expenses of maintaining various foreclosed assets; and (iv) minor increases in other noninterest expense areas, such as postage, advertising, and supplies.

Provision for Income Taxes

          Provision for income taxes as a percentage of pre-tax income decreased from 34.7% in the three months ended September 30, 2002, to 32.9% in the three months ended September 30, 2003. This decrease is primarily due to higher balances of tax-exempt investment securities and loans.

          Provision for income taxes as a percentage of pre-tax income decreased from 34.7% in the nine months ended September 30, 2002, to 33.2% in the nine months ended September 30, 2003. This decrease is primarily due to higher balances of tax-exempt investment securities and loans.

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

	Three Months Ended September 30,
	2003			2002
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,066,112	$16,020	6.01%	$1,005,375	$16,557	6.59%
Investment securities and other
interest-earning assets	310,090	3,048	3.93	293,555	3,956	5.39

Total interest-earning assets	$1,376,202	19,068	5.54	$1,298,930	20,513	6.32

Interest-bearing liabilities:
Demand deposits	$ 293,909	780	1.06	$ 192,639	665	1.38
Savings deposits	981	3	1.22	968	5	2.07
Time deposits	661,059	3,135	1.90	705,371	4,777	2.71

Total deposits	955,949	3,918	1.64	898,978	5,447	2.42
FHLBank advances and other borrowings	254,918	1,585	2.49	266,136	2,029	3.05

Total interest-bearing liabilities	$1,210,867	5,503	1.82	$1,165,114	7,476	2.57

Net interest income:
Interest rate spread		$13,565	3.72%		$13,037	3.75%

Net interest margin (1)			3.94%			4.01%

Average interest-earning assets to
average interest-bearing liabilities	113.65%			111.49%

(1) Defined as the Company's net interest income divided by total interest-earning assets.

NEXT PAGE

	Nine Months Ended September 30,
	2003			2002
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,043,820	$47,069	6.01%	$ 992,007	$48,061	6.46%
Investment securities and other
interest-earning assets	296,779	9,367	4.21	291,366	12,386	5.67

Total interest-earning assets	$1,340,599	56,436	5.61	$1,283,373	60,447	6.28

Interest-bearing liabilities:
Demand deposits	$ 254,014	2,066	1.08	$179,200	1,642	1.22
Savings deposits	883	8	1.21	1,030	13	1.68
Time deposits	682,049	10,584	2.07	695,156	15,242	2.92

Total deposits	936,946	12,658	1.80	875,386	16,897	2.57
FHLBank advances and other borrowings	258,845	4,996	2.57	281,274	6,322	3.00

Total interest-bearing liabilities	$1,195,791	17,654	1.97	$1,156,660	23,219	2.68

Net interest income:
Interest rate spread		$38,782	3.64%		$37,228	3.60%

Net interest margin(1)			3.86%			3.87%

Average interest-earning assets to
average interest-bearing liabilities	112.11%			110.96%

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

	Three Months Ended September 30,
	2003 vs. 2002
	Increase
	(Decrease)
	Due to		Total Increase (Decrease)
	Rate	Volume

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (1,501)	$ 964	$ (537)
Investment securities and
other interest-earning assets	(1,120)	212	(908)

Total interest-earning assets	(2,621)	1,176	(1,445)

Interest-bearing liabilities:
Demand deposits	(178)	293	115

Savings deposits	(2)	--	(2)
Time deposits	(1,318)	(324)	(1,642)

Total deposits	(1,498)	(31)	(1,529)
FHLBank advances and other borrowings	(354)	(90)	(444)

Total interest-bearing liabilities	(1,852)	(121)	(1,973)

Net interest income	$ (769)	$1,297	$ 528

NEXT PAGE

	Nine Months Ended September 30,
	2003 vs. 2002
	Increase
	(Decrease)
	Due to		Total Increase (Decrease)
	Rate	Volume

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (3,428)	$ 2,436	$ (992)
Investment securities and
other interest-earning assets	(3,245)	226	(3,019)

Total interest-earning assets	(6,673)	2,662	(4,011)

Interest-bearing liabilities:
Demand deposits	(201)	625	424
Savings deposits	(3)	(2)	(5)
Time deposits	(4,365)	(293)	(4,658)

Total deposits	(4,569)	330	(4,239)
FHLBank advances and other borrowings	(730)	(596)	(1,326)

Total interest-bearing liabilities	(5,299)	(266)	(5,565)

Net interest income	$ (1,374)	$ 2,928	$ 1,554

NEXT PAGE

Liquidity and Capital Resources

          Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2003, the Company had commitments of approximately $202 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

          Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

          The Company's stockholders' equity was $115.3 million, or 7.7% of total assets of $1.50 billion at September 30, 2003, compared to equity of $104.7 million, or 7.5%, of total assets of $1.40 billion at December 31, 2002.

          Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On September 30, 2003, the Bank's Tier 1 risk-based capital ratio was 10.74%, total risk-based capital ratio was 12.00% and the Tier 1 leverage ratio was 8.86%. As of September 30, 2003, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2003, the Company's Tier 1 risk-based capital ratio was 10.96%, total risk-based capital ratio was 12.22% and the leverage ratio was 9.31%. As of September 30, 2003, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

          At September 30, 2003, the held-to-maturity investment portfolio included no gross unrealized losses.

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

          Statements of Cash Flows. During the nine months ended September 30, 2003 and 2002, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

          Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $24.5 million during the nine months ended September 30, 2003, and $22.8 million during the nine months ended September 30, 2002.

          During the nine months ended September 30, 2003 and 2002, investing activities used cash of $98.4 million and $31.2 million, respectively, primarily due to the net increase of loans in each period.

NEXT PAGE

          Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $86.4 million during the nine months ended September 30, 2003 and $26.7 million during the nine months ended September 30, 2002. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

          Dividends. During the nine months ended September 30, 2003, the Company declared dividends of $.51 per share, or 20.2% of net income per share, and paid dividends of $.48 per share, or 19.0% of net income per share, compared to dividends declared of $.545, or 21.2% of net income per share, and dividends paid of $.405, or 15.8% of net income per share, during the nine months ended September 30, 2002. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

          Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the nine months ended September 30, 2003, the Company repurchased 31,273 shares of its common stock at an average price of $39.32 per share and reissued 21,492 shares of treasury stock at an average price of $21.89 per share to cover stock option exercises. During the nine months ended September 30, 2002, the Company repurchased 31,028 shares of its common stock at an average price of $34.06 per share and reissued 32,135 shares of treasury stock at an average price of $18.71 per share to cover stock option exercises.

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

          The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2003, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is nearly neutral.

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

          In 2000, the Company began using interest rate swap derivatives as one method to manage some of its interest rate risks from recorded financial liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability which exposes the Company to interest rate risk.

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

          The Company has entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit and trust preferred securities caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay and receive interest monthly, quarterly, semiannually or at maturity.

NEXT PAGE

          In addition to the disclosures previously made by the Company in the December 31, 2002, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2003.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

	(In Millions)
Interest Rate Derivatives
Interest Rate Swaps:
Expected Maturity Date

2003	$ 18.1	0.35%	5.01%
2004	7.0	0.91	6.57
2005	15.5	0.57	6.20
2006	10.0	1.16	5.30
2007	5.0	1.10	4.00
2008	17.5	0.95	4.26
2009	25.0	1.13	3.80
2010	20.0	1.10	4.00
2011	17.5	1.11	4.86
2012	10.0	1.13	5.00
2013	30.0	1.09	4.01
2015	10.0	1.11	4.00
2016	39.8	1.17	6.14
2017	40.0	1.10	4.41
2023	10.0	1.07	5.10
2031	17.3	3.16	9.00

Total Notional Amount	$292.7	1.15%	5.05%

Fair Value	$299.8

NEXT PAGE

ITEM IV. CONTROLS AND PROCEDURES

          An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, "the Act") as of September 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          a)  Exhibits

                See Exhibit Index.

          b)  Reports on Form 8-K

1.	Report filed on October 15, 2003, to disclose a press release announcing the Registrant's financial results for its third quarter ended September 30, 2003.

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant

Date: November 11, 2003	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2003	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

END