Form 10-K
period 2003-12-31
GREAT SOUTHERN BANCORP INC
filed 2004-03-15
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2003

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

         The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2003, computed by reference to the closing price of such shares on that date, was $218,445,953. At March 8, 2004, 6,853,351 shares of the Registrant's common stock were outstanding.

NEXT PAGE

TABLE OF CONTENTS

Page
PART I

ITEM 1. BUSINESS	1
Great Southern Bancorp, Inc.	1
Great Southern Bank	1
Forward-Looking Statements	2
Internet Website	2
Primary Market Area	2
Lending Activities	4
Loan Portfolio Composition	6
Originations, Purchases, Sales and Servicing of Loans	13
Loan Delinquencies and Defaults	14
Classified Assets	16
Non-Performing Assets	17
Allowance for Loan Losses on Loans and Foreclosed Assets	18
Investment Activities	20
Sources of Funds	23
Subsidiaries	29
Competition	30
Employees	30
Government Supervision and Regulation	30
Federal and State Taxation	34
ITEM 2. PROPERTIES	36
ITEM 3. LEGAL PROCEEDINGS	38
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT	38

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS	39
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA	40
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION	43
ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION	65
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	107
ITEM 9A. CONTROLS AND PROCEDURES	107

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	107
ITEM 11. EXECUTIVE COMPENSATION	110
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT	114
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	116
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	117

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K	115
SIGNATURES
INDEX TO EXHIBITS

NEXT PAGE

PART I

ITEM 1. BUSINESS.

THE COMPANY

         Great Southern Bancorp, Inc.

          Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a financial holding company which, as of December 31, 2003, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company.

          As a Delaware corporation, the Company is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2003, Bancorp's consolidated assets were $1.54 billion, consolidated net loans were $1.09 billion, consolidated deposits were $1.14 billion and consolidated stockholders' equity was $120 million. The assets of the Company consist primarily of the stock of Great Southern, interests in a local trust company and a merchant banking company and cash.

          Through the Bank and subsidiaries of the Bank, the Company offers insurance, travel, discount brokerage and related services, which are discussed further below. The activities of the Company are funded by retained earnings and through dividends from Great Southern. Activities of the Company may also be funded through borrowings from third parties, sales of additional securities or through income generated by other activities of the Company. The Company expects to finance its future activities in a similar manner.

          The executive offices of the Company are located at 1451 East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

         Great Southern Bank

          Great Southern was incorporated as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 29 branches located in southwestern and central Missouri. At December 31, 2003, the Bank had total assets of $1.54 billion, net loans of $1.09 billion, deposits of $1.14 billion and stockholders' equity of $134 million, or 8.7% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

NEXT PAGE

          Great Southern is principally engaged in the business of originating residential and commercial real estate loans, other commercial and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowing funds from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

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

         Internet Website

          Bancorp maintains a website at www.greatsouthernbank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Bancorp currently makes available on or through its website Bancorp's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

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

NEXT PAGE

          Great Southern's largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 379,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university. Springfield is also a regional health care center. The unemployment rate in this area is, and has consistently been, below the national average.

          The second largest concentration of loans is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, country music and novelty shows and other recreational facilities. As a result of the rapid growth of the Branson area in the early 1990's, property values increased at unusually high rates. This growth also provided for increased loan demand and a more volatile lending market than had previously been present in that area. Due to overbuilding of commercial properties during the mid-1990's, property values had experienced downward pressure in the late 1990's. In recent years, commercial real estate values have stabilized. Reduced demand for residential properties in the 1990's similarly created downward pressure on one- to four-family and multi-family, primary and vacation residences in this area. In recent years, residential real estate demand and values have shown improvements.

          A significant portion of the Bank's loan originations have been secured by properties in the two county region that includes the Branson area. Approximately $163 million, or 13%, of the total loan portfolio at December 31, 2003, was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, and one- to four-family construction properties, and consumer loans in the Branson area. Residential mortgages account for approximately $60 million of this total. Included in the Branson concentration totals are approximately $1.1 million of non-performing loans.

          To expand and diversify the Bank's loan portfolio, the Bank opened a loan production branch in Kansas City, Missouri, and a loan production office in Rogers, Arkansas, in 2003. Great Southern has historically served commercial lending needs in the Greater Kansas City and Northwest Arkansas regions from its Springfield office. The Bank's familiarity with these two growth markets, coupled with potential strong loan demand, led to physical expansion in these regions that allows Great Southern to more conveniently serve and expand relationships with existing customers and attract new business. Managed by seasoned commercial lenders who have personal experience and knowledge in their respective markets, the offices offer all Great Southern commercial lending services, including fixed and variable rate commercial real estate loans for new and existing customers. Underwriting of all loan production in these regions is performed in Springfield, so credit decisions are consistent across all markets.

          The Kansas City branch, which does not currently accept deposits or perform cash transactions, opened in January 2003 and primarily serves the Greater Kansas City market. In 2003, the Kansas City branch experienced strong growth with $41.4 million in commercial loan originations. As of December 31, 2003, the Kansas City branch had $85.0 million in outstanding loan balances, which includes loans previously originated and serviced by the Springfield office.

          In September 2003, the Northwest Arkansas loan production office opened in Rogers and primarily serves the Northwest Arkansas corridor, which includes the cities of Fayetteville, Rogers, Springdale and Bentonville. The Northwest Arkansas corridor was named as the strongest regional economy in the nation, according to a recent Milken Institute Report. Loan originations in 2003 for the Northwest Arkansas office were $33.0 million. As of December 31, 2003, the Arkansas office has outstanding loan balances of $57.7 million, which includes loans previously originated and serviced by the Springfield office.

NEXT PAGE

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

          Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2003, the balance of participation loans purchased was $88.0 million, or 7.2% of the total loan portfolio. None of these participation loans were non-performing at December 31, 2003.

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

          Another principal lending activity of Great Southern is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounts for approximately 51% of the portfolio at December 31, 2003.

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

NEXT PAGE

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

	December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$ 158,990	13.0%	$ 172,142	16.0%	$ 190,556	18.4%	$226,136	23.6%	$208,466	25.3%
Other residential	107,090	8.7	84,862	7.9	88,274	8.5	81,143	8.5	76,926	9.4
Commercial	441,784	36.1	401,941	37.4	351,037	34.0	328,432	34.3	251,338	30.5
Residential Construction:
One- to four-family	92,126	7.5	68,416	6.4	49,306	4.8	47,241	4.9	39,795	4.8
Other residential	29,211	2.4	29,107	2.7	30,408	2.9	23,703	2.5	7,106.9
Commercial construction	180,211	14.7	115,148	10.7	127,171	12.3	73,398	7.7	63,722	7.8

Total real estate loans	1,009,412	82.4	871,616	81.1	836,752	80.9	780,053	81.5	647,353	78.7

Other Loans:
Consumer loans:
Guaranteed student loans	3,090.3		3,407.3		3,818.4		3,892.5		4,067.5
Automobile	78,828	6.4	74,160	6.9	67,909	6.6	67,356	7.0	55,625	6.8
Home equity and improvement	40,028	3.3	33,896	3.2	27,198	2.6	19,460	2.0	14,431	1.8
Other	1,482.1		980.1		630.1		491.1		255	--

Total Consumer loans	123,428	10.1	112,443	10.5	99,555	9.7	91,199	9.6	74,378	9.1
Other commercial loans	92,039	7.5	91,123	8.4	97,557	9.4	85,334	8.9	100,419	12.2

Total other loans	215,467	17.6	203,566	18.9	197,112	19.1	176,533	18.5	174,797	21.3

Total loans	1,224,879	100.0%	1,075,182	100.0%	1,033,864	100.0%	956,586	100.0%	822,150	100.0%

Less:
Loans in process	109,004		55,468		46,744		45,834		36,048
Deferred fees and discounts	834		779		906		1,274		2,002
Allowance for loan losses	20,844		21,288		21,328		18,694		17,293

Total loans receivable, net	$1,094,197		$ 997,647		$ 964,886		$890,784		$766,807

NEXT PAGE

         The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$ 26,136	2.1%	$ 19,142	1.8%	$ 10,477	1.0%	$ 6,414.7%		$ 5,960.7%
Other Residential	51,961	4.2	48,661	4.5	48,518	4.7	38,345	4.0	37,079	4.5
Commercial	98,014	8.0	82,760	7.7	50,039	4.8	40,102	4.2	37,636	4.6
Residential construction:
One- to four- family	59,070	4.8	35,843	3.3	5,925.6		1,130.1		---	---
Other Residential	8,165.7		7,291.7		---	---	---	---	---	---
Commercial construction	22,007	1.8	10,843	1.0	---	---	---	---	---	---

Total real estate loans	265,353	21.6	204,540	19.0	114,959	11.1	85,991	9.0	80,675	9.8
Consumer loans	85,710	7.0	80,544	7.5	67,496	6.5	66,751	7.0	54,829	6.7
Other commercial loans	29,243	2.4	14,977	1.4	14,465	1.4	10,526	1.1	4,266.5

Total fixed-rate loans	380,306	31.0	300,061	27.9	196,920	19.0	163,268	17.1	139,770	17.0

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	132,854	10.9	153,000	14.2	180,079	17.4	219,722	23.0	202,506	24.6
Other Residential	55,129	4.5	36,201	3.4	39,756	3.9	42,798	4.5	39,847	4.9
Commercial	343,770	28.1	319,181	29.7	300,998	29.1	288,330	30.1	213,702	26.0
Residential construction:
One- to four-family	33,056	2.7	32,573	3.0	43,381	4.2	46,111	4.8	39,795	4.8
Other residential	21,046	1.7	21,816	2.0	30,408	2.9	23,703	2.5	7,106.9
Commercial construction	158,204	12.9	104,305	9.7	127,171	12.3	73,398	7.7	63,722	7.7

Total real estate loans	744,059	60.8	667,076	62.0	721,793	69.8	694,062	72.6	566,678	68.9
Consumer loans	37,718	3.1	31,899	3.0	32,059	3.1	24,448	2.5	19,549	2.4
Other commercial loans	62,796	5.1	76,146	7.1	83,092	8.1	74,808	7.8	96,153	11.7

Total adjustable-rate loans	844,573	69.0	775,121	72.1	836,944	81.0	793,318	82.9	682,380	83.0

Total loans	1,224,879	100.0%	1,075,182	100.0%	1,033,864	100.0%	956,586	100.0%	822,150	100.0%

Less:
Loans in process	109,004		55,468		46,744		45,834		36,048
Deferred fees and discounts	834		779		906		1,274		2,002
Allowance for loan losses	20,844		21,288		21,328		18,694		17,293

Total loans receivable, net	$1,094,197		$ 997,647		$ 964,886		$890,784		$766,807

NEXT PAGE

         The following table presents the contractual maturities of loans at December 31, 2003. The table is based on information prepared in accordance with generally accepted accounting principles.

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Real Estate Loans:
Residential
One- to four- family	$ 11,622	$ 21,606	$ 125,762	$ 158,990
Other residential	19,063	55,125	32,902	107,090
Commercial	98,224	256,980	86,580	441,784
Residential construction:
One- to four- family	79,092	13,034	---	92,126
Other residential	11,198	13,562	4,451	29,211
Commercial construction	142,665	22,716	14,830	180,211
Total real estate loans	361,864	383,023	264,525	1,009,412

Other Loans:
Consumer loans:
Guaranteed student loans	3,090	---	---	3,090
Automobile	6,950	57,433	14,445	78,828
Home equity and improvement	717	4,939	34,372	40,028
Other	1,482	---	---	1,482
Total consumer loans	12,239	62,372	48,817	123,428

Other commercial loans	40,919	45,625	5,495	92,039

Total other loans	53,158	107,997	54,312	215,467

Total loans	$ 415,022	$ 491,020	$ 318,837	$1,224,879

          As of December 31, 2003, loans due after December 31, 2004 with fixed interest rates totaled $254.6 million and loans due after December 31, 2004 with adjustable rates totaled $555.3 million.

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

NEXT PAGE

          Residential Real Estate Lending

          At December 31, 2003 and 2002, loans secured by residential real estate totaled $266 million and $257 million, respectively, and represented approximately 21.7% and 23.9%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were low during the years ended December 31, 2003 and 2002. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans during both years, most of which were sold in the secondary market, and accounted for the decline in the Bank's one- to four-family residential real estate loan portfolio during 2003 and 2002.

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

          At December 31, 2003 and 2002, loans secured by commercial real estate, excluding that which is under construction, totaled $442 million and $402 million, respectively, or approximately 36.1% and 37.4%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2003 and 2002, construction loans secured by projects under construction and the land on which the projects are located aggregated $302 million and $213 million, respectively, or 24.6% and 19.8%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

          The Bank's commercial real estate and construction loan portfolio consists of loans with diverse collateral types. The following table sets forth loans that are secured by certain types of collateral at December 31, 2003. These collateral types represent the four highest percentage concentrations of commercial real estate and construction loan types to the total loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2003
		(Dollars in thousands)

Motels/Hotels	$112,762	9.2%	$ 851
Health Care Facilities	$ 90,667	7.4%	$ ---
Subdivisions	$ 55,392	4.5%	$ 178
Recreational Facilities	$ 41,082	3.4%	$ ---

NEXT PAGE

         The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2003, this limit was approximately $38.5 million. See "Government Supervision and Regulation." At December 31, 2003, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2003, the Bank's largest relationship totaled $23.4 million. All loans included in this relationship were current at December 31, 2003.

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

          Other Commercial Lending

          At December 31, 2003 and 2002, respectively, Great Southern had $92.0 million and $91.1 million in other commercial loans outstanding, or 7.5% and 8.4%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

          Great Southern expects to continue to originate loans in this category, subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

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

NEXT PAGE

          As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2003, Great Southern had 81 letters of credit outstanding in the aggregate amount of $16.0 million. Approximately 80% of the aggregate amount of these letters of credit were secured, including one $6.6 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

          Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $123.4 million and $112.4 million at December 31, 2003 and 2002, respectively, or 10.1% and 10.5%, respectively, of the Bank's total loan portfolio.

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

          Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. At December 31, 2003, the Bank had $64.9 million of indirect auto, boat and recreational vehicle loans in its portfolio. While the Bank's initial concentrated effort has been on automobiles, the program is available for use with most tangible products where financing of the product is provided through the seller.

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

NEXT PAGE

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

          Great Southern may also purchase whole real estate loans and participation interests in real estate loans from private investors, such as other banks, thrift institutions and life insurance companies. This may limit Great Southern's ability to control its credit risk when it purchases participations in these loans. For instance, the terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

          A number of banks, both locally and regionally, do not have the capital to handle large commercial credits or are seeking diversification of risk in their portfolios. In order to take advantage of this situation, beginning in 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial business loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $65.2 million of these loans in the fiscal year ended December 31, 2003 and $21.2 million in the fiscal year ended December 31, 2002. Of the total $88.0 million of purchased participation loans outstanding at December 31, 2003, $25.8 million was purchased from one institution, secured by properties located in Missouri, Colorado, Nebraska and Texas. None of these loans were non-performing at December 31, 2003.

          There have been no whole loan purchases by the Bank in the last five years. At December 31, 2003 and 2002, approximately $616,000, or .1% and $1.7 million, or .2%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

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

          The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $144.8 million, $105.1 million and $103.4 million during fiscal 2003, 2002 and 2001, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

NEXT PAGE

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

          The Bank sold guaranteed student loans in aggregate amounts of $9.1 million, $10.8 million and $11.7 million during fiscal 2003, 2002 and 2001, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

          Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2003, 2002 and 2001 were $2.2 million, $1.6 million and $1.8 million, respectively. Of these amounts, $157,000, $186,000 and $179,000, respectively, were gains from the sale of guaranteed student loans and $2.0 million, $1.4 million and $1.6 million, respectively, were gains from the sale of fixed-rate residential loans.

          Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $39.3 million and $36.8 million at December 31, 2003 and 2002, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2003 and 2002, of $192,000 and $57,000, respectively.

          In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $923,000, $855,000 and $784,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter see Note 1 of the Notes to Consolidated Financial Statements.

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

NEXT PAGE

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

          The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2003.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)

Real Estate:
One- to four-family	82	$ 5,406	28%
Other residential	2	486	3
Commercial	10	4,990	26
Construction or development	22	4,775	25
Consumer and overdrafts	911	3,137	16
Other commercial	9	378	2
Total	1,036	$19,172	100%

NEXT PAGE

Classified Assets

         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off- balance sheet items classified at December 31, 2003.

Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(Dollars in thousands)

Investment securities	$ 1,500	$---	$ ---	$ 1,500	$ ---
Loans	14,251	---	84	14,335	20,844
Foreclosed assets	9,034	---	---	9,034	---

Total	$24,785	$---	$ 84	$24,869	$20,844

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

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$ 1,935	$ 1,999	$ 1,333	$ 2,171	$ 880
One- to four-family construction	---	---	---	---	1
Other residential	---	---	---	---	1,002
Commercial real estate	2,658	1,619	3,407	4,112	4,371
Other commercial	1,949	1,353	1,021	1,236	444
Commercial construction	289	8,353	2,844	4,858	2,377
Consumer	213	173	393	109	146

Total gross non-accruing loans	7,044	13,497	8,998	12,486	9,221

Loans over 90 days delinquent
still accruing interest:
One- to four-family residential	10	---	---	---	49
Commercial real estate	---	640	489	---	---
Other commercial	---	---	---	---	---
Commercial construction	---	---	59	---	---
Consumer	337	384	---	---	---

Total over 90 days delinquent still accruing loans	347	1,024	548	---	49

Other impaired loans	---	---	---	---	---

Total gross non-performing loans	7,391	14,521	9,546	12,486	9,270

Foreclosed assets:
One- to four-family residential	608	565	460	165	167
One- to four-family construction	543	160	468	508	---
Other residential	---	---	---	---	---
Commercial real estate	939	1,844	1,280	1,645	650
Commercial construction	6,277	495	---	---	---

Total foreclosed assets	8,367	3,064	2,208	2,318	817

Repossessions	667	1,264	849	370	---

Total gross non-performing assets	$16,425	$18,849	$12,603	$15,174	$10,087

Total gross non-performing assets as a percentage of average total assets	1.14%	1.40%	1.06%	1.50%	1.09%

NEXT PAGE

          Gross impaired loans totaled $7.4 million at December 31, 2003 and $14.5 million at December 31, 2002.

          For the year ended December 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $441,000. The amount that was included in interest income on these loans was $304,000 for the year ended December 31, 2003.

          The level of non-performing assets is primarily attributable to the Bank's commercial real estate, commercial construction, commercial business and one- to four-family residential lending activities. Commercial activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in the years ended December 31, 2002 and 2000, and at a rate less than that of the Bank's commercial lending portfolio in the years ended December 31, 2003, 2001 and 1999. For a discussion of significant non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          At December 31, 2003 and 2002, Great Southern had an allowance for losses on loans of $20.8 million and $21.3 million, respectively, of which $2.7 million and $5.4 million, respectively, had been allocated as an allowance for specific loans, including $1.1 million and $1.9 million, respectively, allocated for impaired loans. The allowance is discussed further in Note 3 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEXT PAGE

          The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2003		2002		2001		2000		1999
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)

One- to four-family residential and construction	$ 1,475	13.5%	$ 1,449	22.4%	$ 1,388	23.2%	$ 1,164	28.5%	$ 798	30.1%
Other residential and construction	151.5		45	10.6	182	11.4	444	11.0	375	10.3
Commercial real estate and construction and other commercial	17,262	78.6	16,332	56.5	15,480	55.7	12,647	50.9	12,003	50.5
Consumer and overdrafts	1,781	7.4	2,506	10.5	2,335	9.7	2,236	9.6	1,567	9.1
Other	175	---	956	---	1,943	---	2,203	---	2,550	---
Total	$20,844	100.0%	$21,288	100.0%	$21,328	100.0%	$18,694	100.0%	$17,293	100.0%

NEXT PAGE

         The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Balance at beginning of period	$21,288	$21,328	$18,694	$17,293	$16,928

Charge-offs:
One- to four-family residential	369	211	338	254	114
Other residential	---	---	---	---	---
Commercial real estate	1,016	572	961	260	131
Construction	1,016	3,426	171	218	375
Consumer, overdrafts and other loans	3,646	2,770	2,473	2,116	1,870
Other commercial	1,497	735	958	303	316

Total charge-offs	7,544	7,714	4,901	3,151	2,806

Recoveries:
One- to four-family residential	22	19	30	66	33
Other residential	---	---	---	---	---
Commercial real estate and construction	70	92	692	166	64
Consumer, overdrafts and other loans	2,089	1,561	1,270	1,019	793
Other commercial	119	202	343	195	219

Total recoveries	2,300	1,874	2,335	1,446	1,109

Net charge-offs	5,244	5,840	2,566	1,705	1,697
Provision for losses on loans	4,800	5,800	5,200	3,106	2,062

Balance at end of period	$20,844	$21,288	$21,328	$18,694	$17,293

Ratio of net charge-offs to average loans outstanding	0.50%	0.58%	0.27%	0.20%	0.23%

Investment Activities

         Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2003 and 2002, respectively.

          As of December 31, 2003 and 2002, the Bank held approximately $53.9 million and $52.6 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had market values of approximately $56.6 million and $55.9 million, respectively. In addition, as of December 31, 2003 and 2002, the Company held approximately $259.6 million and $236.2 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

          The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

NEXT PAGE

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 53,084	$ ---	$1,160	$ 51,924
Collateralized mortgage obligations	8,821	124	---	8,945
Mortgage-backed securities	170,596	1,547	640	171,503
Corporate bonds	8,408	831	11	9,228
States and political subdivisions	7,437	23	76	7,384
Equity securities	11,354	38	776	10,616
Total available-for-sale securities	$259,700	$2,563	$2,663	$259,600

HELD-TO-MATURITY SECURITIES:
States and political subdivisions and industrial revenue bonds	$53,944	$2,614	$ ---	$ 56,558
Total held-to-maturity securities	$53,944	$2,614	$ ---	$ 56,558

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 11,000	$ ---	$ 2	$ 10,998
Collateralized mortgage obligations	5,082	---	11	5,071
Mortgage-backed securities	195,904	3,093	33	198,964
Corporate bonds	9,156	910	12	10,054
Equity securities	11,267	181	266	11,182
Total available-for-sale securities	$232,409	$4,184	$ 324	$236,269

HELD-TO-MATURITY SECURITIES:
States and political subdivisions and industrial revenue bonds	$ 52,587	$3,313	$ ---	$ 55,900
Total held-to-maturity securities	$ 52,587	$3,313	$ ---	$ 55,900

NEXT PAGE

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 84,719	$ 669	$ ---	$ 85,388
Collateralized mortgage obligations	5,188	---	71	5,117
Mortgage-backed securities	120,544	28	1,147	119,425
Corporate bonds	8,311	417	---	8,728
Equity securities	13,967	1,214	34	15,147
Total available-for-sale securities	$232,729	$2,328	$1,252	$233,805

HELD-TO-MATURITY SECURITIES:
States and political subdivisions and industrial revenue bonds	$ 37,465	$3,280	$ 45	$ 40,700
Total held-to-maturity securities	$ 37,465	$3,280	$ 45	$ 40,700

         The following table presents the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2003. The table is based on information prepared in accordance with generally accepted accounting principles.

	Cost	Amortized Yield	Approximate Fair Value
	(Dollars in thousands)

After one through five years	$ 246	9.01%	$ 265
After ten years	68,683	5.29%	68,272
Securities not due on a single maturity date	179,417	4.08%	180,447
Equity securities	11,354	3.75%	10,616
Total	$259,700		$259,600

	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
	(Dollars in thousands)

U.S. government agencies	$ ---	$ ---	$53,084	$ ---	$ 53,084
Collateralized mortgage obligations	---	---	---	8,821	8,821
Mortgage-backed securities	---	---	---	170,596	170,596
States and political subdivisions	---	---	7,437	---	7,437
Corporate bonds	246	--	8,162	---	8,408
Equity securities	4	---	11,350	---	11,354
Total	$ 250	$ ---	$80,033	$179,417	$259,700

NEXT PAGE

         The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2003. The table is based on information prepared in accordance with generally accepted accounting principles.

	Cost	Amortized Yield	Approximate Fair Value
	(Dollars in thousands)

States and political subdivisions and industrial revenue bonds:
After one through five years	$ 223	8.98%	$ 224
After five through ten years	8,881	11.16%	9,485
After ten years	44,840	7.69%	46,849
Total	$53,944		$56,558

          The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$ 51,924	$1,160	$ ---	$ ---	$ 51,924	$1,160
Mortgage-backed securities	70,294	631	955	9	71,249	640
State and political subdivisions	3,192	76	---	---	3,192	76
Equity securities	7,385	115	2,814	661	10,199	776
Corporate bonds and ABS	---	---	501	11	501	11

	$132,795	$1,982	$4,270	$681	$137,065	$2,663

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

          Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates. In recent years, the Bank has been required by market conditions to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates, individual retirement accounts and certificates of deposit obtained directly from depositors through rates posted on an internet website.

NEXT PAGE

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

	December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Time deposits:
0.00% - 1.99%	$ 173,617	15.29%	$ 38,962	3.85%	$ 7,538.85%
2.00% - 2.99%	122,575	10.79	208,708	20.64	59,443	6.73
3.00% - 3.99%	131,248	11.56	168,186	16.63	94,097	10.65
4.00% - 4.99%	96,489	8.50	62,045	6.14	145,515	16.47
5.00% - 5.99%	60,259	5.30	91,892	9.08	118,769	13.44
6.00% - 6.99%	80,618	7.10	119,145	11.78	212,617	24.06
7.00% and above	6,224	0.55	10,298	1.02	24,527	2.77

Total Time deposits	671,030	59.09	699,236	69.14	662,506	74.97
Non-interest-bearing demand deposits	120,790	10.64	94,508	9.35	62,131	7.03
Savings deposits (1.53%-1.23%-1.37%)	1,140	0.10	876.08		980.11
Interest-bearing demand deposits (.92%-1.08%-1.02%)	342,687	30.17	216,699	21.43	158,067	17.89
	1,135,647	100.00%	1,011,319	100.00%	883,684	100.00%
Interest rate swap fair value adjustment	1,780		10,638		3,186
Total Deposits	$1,137,427		$1,021,957		$886,870

          A table showing maturity information for the Bank's time deposits as of December 31, 2003, is presented in Note 6 of the Notes to Consolidated Financial Statements.

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

NEXT PAGE

          The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2003. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Time deposits:
Less than $100,000	$ 72,683	$52,037	$63,122	$ 56,754	$244,596
$100,000 or more	22,489	16,657	21,379	18,540	79,065
Brokered	16,085	8,576	8,185	296,507	329,353
Public funds(1)	6,656	9,608	1,297	455	18,016
Total	$117,913	$86,878	$93,983	$372,256	$671,030
______________
(1) Deposits from governmental and other public entities.

         Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2003 and 2002, the Bank had approximately $329.4 million and $339.8 million in brokered deposits, respectively.

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

         The Company uses interest rate swaps to manage its interest rate risks from recorded financial liabilities. During fiscal 2003 and 2002, the Company entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. In fiscal 2003 and 2002, the Company's interest rate swaps reduced interest expense on deposits by approximately $10.3 million and $10.4 million, respectively, due to continued low interest rates.

         Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

          As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2003, the amount outstanding was $204.8 million.

NEXT PAGE

          The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (2) a temporary spike in interest rates on other funding sources that are being used; or (3) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2003 that would have allowed approximately $107.6 million to be borrowed under the above arrangement. At December 31, 2003, the amount outstanding was $0.

          Previously, the Company had a line of credit available with a commercial bank. The amount available under the line of credit was $12,000,000 at December 31, 2002. There were no amounts outstanding under the line at December 31, 2002. Upon maturity of the note on November 1, 2003, the Company elected to not renew the line of credit.

          Great Southern Capital Trust I ("GSBCP"), a Delaware business trust subsidiary of the Company, has issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company records distributions payable on the trust preferred securities as interest expense for financial reporting purposes. The proceeds from the offering were used to reduce the Company's indebtedness under the previous note payable to bank to $0. The trust preferred securities mature in 2031 and are redeemable at the Company's option beginning in 2006. The trust preferred securities qualify as Tier I capital for regulatory purposes.

          The Company entered into an interest rate swap agreement to effectively convert the trust preferred securities, which are fixed rate debt, into variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2003 and 2002, was 3.20% and 3.87%, respectively.

          The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

FHLBank Advances:
Maximum balance	$231,125	$270,544	$265,321
Average balance	189,194	218,564	214,325
Weighted average interest rate	2.85%	3.14%	4.82%

NEXT PAGE

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2003	2002	2001
	(Dollars in thousands)

FHLBank advances	$204,787	$206,226	$258,743

Weighted average interest rate of FHLBank advances	2.55%	2.90%	3.03%

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

	Year Ended December 31, 2003
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Federal funds purchased	$14,400	$ 3,295	1.33%
Securities sold under reverse repurchase agreements	62,405	48,066	1.12
Trust preferred securities	17,250	17,250	3.44
Other	42	81.72
Total		$68,692	1.71%
Total maximum month-end balance	$83,590

	Year Ended December 31, 2002
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Federal funds purchased	$41,000	$11,284	2.00%
Securities sold under reverse repurchase agreements	38,504	22,037	1.31
Trust preferred securities	17,250	17,250	4.16
Other	2	59.64
Total		$50,630	2.43%
Total maximum month-end balance	$71,462

NEXT PAGE

	Year Ended December 31, 2001
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Federal funds purchased	$113,100	$45,550	3.37%
Securities sold under reverse repurchase agreements	20,852	15,128	3.18
Trust preferred securities	17,250	11,966	5.68
Other	16,447	6,155	7.58
Total		$78,799	4.02%
Total maximum month-end balance	$144,586

         The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles.

	December 31, 2003
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Securities sold under reverse repurchase agreements	$53,534	0.96%
Trust preferred securities	18,263	3.20
Total	$71,797	1.51%

	December 31, 2002
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Federal funds purchased	$ 4,800	1.50%
Securities sold under reverse repurchase agreements	38,503	1.02
Trust preferred securities	18,964	3.88
Other	1	---
Total	$62,268	1.88%

NEXT PAGE

	December 31, 2001
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Federal funds purchased	$37,900	1.98%
Securities sold under reverse repurchase agreements	19,866.96
Trust preferred securities	17,160	4.62
Other	(3)	1.66
Total	$74,923	2.32%

Subsidiaries

         Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which is equal to $50.0 million, of its assets in service corporations. At December 31, 2003, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the state of Missouri. At December 31, 2003, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $2.2 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. These subsidiaries are primarily engaged in the activities described below.

         Great Southern Real Estate Development Corporation. Great Southern Real Estate Development Corporation was organized in 2003. Generally, its purpose is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2003, Real Estate Development operated one motel which was foreclosed and subsequently sold. Real Estate Development had a net loss of $479,000 in the year ended December 31, 2003.

         General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $195,000 and $120,000 in the years ended December 31, 2003 and 2002, respectively.

         Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2003, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from ten full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional part-time locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $209,000 and $133,000 in the years ended December 31, 2003 and 2002, respectively.

         GSB One, L.L.C. At December 31, 2003, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $530 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was incorporated in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

NEXT PAGE

         GSB Two, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $24.2 million and $23.4 million in the years ended December 31, 2003 and 2002, respectively.

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

         Employees

          At December 31, 2003, the Bank and its affiliates had a total of 627 employees, including 147 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

NEXT PAGE

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

         Interstate Banking and Branching

          Federal law allows the FRB to approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Federal law also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or if the applicant would control 30% or more of the deposits in any state in which the target bank maintains a branch and in which the applicant or any of its depository institution affiliates controls a depository institution or branch immediately prior to the acquisition of the target bank. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

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

NEXT PAGE

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

          The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk- based capital ratio of 10% or greater; (ii) a Tier I risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a total risk-based capital ratio of 8% or greater; (ii) has a Tier I risk-based ratio of 4% or greater; and (iii) has a leverage ratio of 4% or greater. As of December 31, 2003, the Bank was "well capitalized."

NEXT PAGE

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

          The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2003, the Company was "well capitalized."

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

          The FDIC collects assessments against BIF and SAIF assessable deposits to service the debt on bonds issued during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2003, the assessment rate for both BIF and SAIF insured institutions was 1.52 basis points per $100 of assessable deposits.

          The Federal banking regulators are required to take prompt corrective action if an institution fails to satisfy the requirements to qualify as adequately capitalized. All institutions, regardless of their capital levels, will be restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the requirements to qualify as adequately capitalized. An institution that is not at least adequately capitalized will be: (i) subject to increased monitoring by the appropriate Federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions, including appointment of a receiver or conservator, can apply, depending on the institution's capital level. The FDIC has jurisdiction over the Bank for purposes of prompt corrective action.

NEXT PAGE

          Federal Reserve System

          The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these reserve requirements.

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

          As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2003, Great Southern had $11.8 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLBank stock. Over the past five years, such dividends have averaged 4.75% and were 3.00% for year the ended December 31, 2003.

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

NEXT PAGE

          Bad Debt Deduction

          Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for two years. The amount of post 1987 recapture for the Bank is estimated at $5.2 million which created tax of approximately $1.8 million, or $300,000 per year for each of the six years. The $1.8 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid. The amount of the deferred tax liability was fully recaptured by December 31, 2003.

          As of December 31, 2003 and 2002, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2003 and 2002.

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

NEXT PAGE

          Missouri Taxation

          Missouri-based banks, such as the Bank, are subject to a franchise tax which is imposed on the larger of (i) the bank's taxable income at the rate of 7% of the taxable income (determined without regard for any net operating losses) - income-based calculation; or (ii) the bank's assets at a rate of .033% of total assets less deposits and the investment in greater than 50% owned subsidiaries - asset-based calculation. Missouri-based banks are entitled to a credit against the income-based franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others.

          The Company and all subsidiaries are subject to an income tax that is imposed on the corporation's taxable income at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank, but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return.

          Delaware Taxation

          As a Delaware corporation, the Company is required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of issued shares of Company common stock.

          Examinations

          The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 1999, have been closed without audit.

ITEM 2.     PROPERTIES.

         The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2003. The aggregate net book value of the Company's premises and equipment was $19.9 million at December 31, 2003 and $17.0 million at December 31, 2002. See also Note 5 and Note 13 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.

NEXT PAGE

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield	Springfield, Missouri	1976	Owned	N/A

OPERATIONS CENTER AND BANK:
218 S. Glenstone(1)	Springfield, Missouri	2004	Owned	N/A

BRANCH BANKS:
430 South Avenue	Springfield, Missouri	1983	Leased	2043
1607 W. Kearney	Springfield, Missouri	1976	Leased*	2022
1615 W. Sunshine	Springfield, Missouri	2001	Owned	N/A
2562 N. Glenstone	Springfield, Missouri	2003	Owned	N/A
1955 S. Campbell	Springfield, Missouri	1979	Leased*	2020
3961 S. Campbell	Springfield, Missouri	1998	Leased	2028
2609 A E. Sunshine	Springfield, Missouri	2001	Owned	N/A
2735 W. Chestnut	Springfield, Missouri	2002	Owned	N/A
1580 W. Battlefield	Springfield, Missouri	1985	Leased*	2017
723 N. Benton	Springfield, Missouri	1985	Owned	N/A
1500 S. Elliot	Aurora, Missouri	2003	Owned	N/A
102 N. Jefferson	Ava, Missouri	1982	Owned	N/A
110 W. Hensley	Branson Missouri	1982	Owned	N/A
1729 W. Highway 76	Branson, Missouri	1983	Owned	N/A
919 W. Dallas	Buffalo Missouri	1976	Owned	N/A
527 Ozark	Cabool, Missouri	1989	Leased	2006
1710 E. 32nd Street	Joplin, Missouri	1989	Leased*	2031
1232 S. Rangeline	Joplin, Missouri	1998	Leased	2016
Highway 00 and 13	Kimberling City, Missouri	1984	Owned	N/A
528 S. Jefferson	Lebanon, Missouri	1978	Leased*	2028
714 S. Neosho Boulevard	Neosho, Missouri	1991	Owned	N/A
717 W. Mt. Vernon	Nixa, Missouri	1995	Owned	N/A
1391 N. Main Street	Nixa, Missouri	2003	Owned	N/A
4571 Highway 54	Osage Beach, Missouri	1987	Owned	N/A
1701 W. Jackson	Ozark, Missouri	1997	Owned	N/A
1198 W. State Highway NN(2)	Ozark, Missouri	2003	Owned	N/A
208 South Street	Stockton, Missouri	2003	Owned	N/A
323 E. Walnut	Thayer, Missouri	1978	Leased*	2011
1210 Parkway Shopping Center	West Plains, Missouri	1975	Owned	N/A

LOAN PRODUCTION OFFICES:

9229 Ward Parkway	Kansas City, Missouri	2003	Leased	2004
2104 S. 54Th	Rogers, Arkansas	2003	Leased	2005
_________________
* Building owned with land leased.
(1)	The Company purchased land and a commercial building in Springfield, Missouri, to be used as an operations center for most of the Company's back-office activities. Renovation of the building is expected to be completed in early 2004. Upon completion, this facility will house most of the employees currently at 430 South Avenue, Springfield, Missouri, and some employees from 1451 E. Battlefield, Springfield, Missouri, as well as some staff additions.
(2)	In 2003, the Company purchased land on West Highway NN for a second branch location in Ozark, Missouri. The new facility is owned by the Company with a planned opening in 2004.

NEXT PAGE

         In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

          The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2003 was $481,000 compared to $261,000 at December 31, 2002. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

          The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 139 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2003 was $609,000 compared to $559,000 at December 31, 2002. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

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

Steven G. Mitchem. Mr. Mitchem, age 52, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 39, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies. He was Accounting Director of a division of H&R Block from 1999 to 2000, Division Controller of Bank One Corporation from 1996 to 1999 and an auditor with BKD, LLP, prior to that.

NEXT PAGE

Doug W. Marrs. Mr. Marrs, age 46, is Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Larry A. Larimore. Mr. Larimore, age 63, is Secretary of the Company and Secretary, Vice President - Compliance Officer of the Bank. He joined the Bank in 1998 and is responsible for Compliance and Internal Audit for the Company and Bank. Prior to joining the Bank, Mr. Larimore was a bank officer in the areas of lending, compliance and internal audit at a competing area bank from 1990 to 1998.

PART II

          Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.

         Market Information. The Company's Common Stock is listed on The Nasdaq Stock Market under the symbol "GSBC."

          As of December 31, 2003 there were 6,851,353 total shares outstanding and approximately 2,100 shareholders of record.

High/Low Stock Price

	2003		2002		2001
	High	Low	High	Low	High	Low

First Quarter	$39.74	$36.14	$32.70	$26.70	$23.00	$15.63
Second Quarter	39.70	35.75	39.82	31.40	27.10	20.63
Third Quarter	43.86	37.99	41.34	34.51	33.95	25.41
Fourth Quarter	47.32	38.90	39.09	35.65	33.10	25.75

The last sale of the Company's Common Stock on December 31, 2003 was $46.37.

Dividend Declarations

	December 31, 2003	December 31, 2002	December 31, 2001

First Quarter	$.150	$.265	$.125
Second Quarter	.180	.140	.125
Third Quarter	.180	.140	.125
Fourth Quarter	.200	.150	.125

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2003, 2002, 2001, 2000 and 1999, are derived from our consolidated financial statements, which have been audited by BKD, LLP. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Information." Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Summary Statement of Condition Information:
Assets	$1,540,723	$1,402,638	$1,323,103	$1,130,178	$964,803
Loans receivable, net	1,094,197	997,647	964,886	890,784	766,807
Allowance for loan losses	20,844	21,288	21,328	18,694	17,293
Available-for-sale securities	259,600	236,269	233,805	126,409	79,891
Held-to-maturity securities	53,944	52,587	37,465	27,758	37,646
Foreclosed assets held for sale, net	9,034	4,328	3,057	2,688	817
Allowance for foreclosed asset losses	---	---	150	---	---
Deposits	1,137,427	1,021,957	886,870	751,042	625,900
Total borrowings	276,584	268,494	333,666	291,573	261,642
Stockholders' equity (retained
earnings substantially restricted)	119,548	104,709	85,254	71,049	68,926
Average loans receivable	1,056,338	1,000,044	936,117	843,170	746,979
Average total assets	1,437,869	1,344,989	1,193,772	1,013,963	928,182
Average deposits	1,057,798	963,255	802,286	676,633	612,503
Average stockholders' equity	113,822	95,728	79,484	69,208	68,758
Number of deposit accounts	74,822	73,861	71,998	73,394	73,932
Number of full-service offices	29	29	28	27	27

NEXT PAGE

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Summary Income Statement Information:
Interest income:
Loans	$63,283	$64,062	$76,107	$77,399	$63,386
Investment securities and other	12,896	16,099	13,390	8,751	4,652
	76,179	80,161	89,497	86,150	68,038
Interest expense:
Deposits	16,582	22,244	32,405	32,244	24,966
Federal Home Loan Bank advances	5,400	6,852	10,339	14,312	9,403
Short-term borrowings and trust preferred securities	1,182	1,241	3,163	2,305	1,094
	23,164	30,337	45,907	48,861	35,463

Net interest income	53,015	49,824	43,590	37,289	32,575
Provision for loan losses	4,800	5,800	5,200	3,106	2,062
Net interest income after
provision for loan losses	48,215	44,024	38,390	34,183	30,513
Noninterest income:
Commissions	5,859	5,786	5,765	7,024	7,054
Service charges and ATM fees	11,214	8,430	8,352	5,968	4,502
Net realized gains on sales of loans	2,187	1,575	1,756	570	1,098
Net realized gains (losses) on sales
of available-for-sale securities	795	3,443	139	(9)	316
Other income	1,775	1,186	1,237	1,135	2,379
	21,830	20,420	17,249	14,688	15,349
Noninterest expense:
Salaries and employee benefits	18,739	15,842	15,126	13,642	13,765
Net occupancy expense	6,335	5,337	4,730	4,529	4,124
Postage	1,691	1,426	1,233	1,152	1,006
Insurance	683	514	485	521	639
Advertising	735	662	686	713	611
Office supplies and printing	855	828	774	703	991
(Income) expense on foreclosed assets	1,939	597	216	(295)	---
Other operating expenses	4,615	3,765	4,156	4,244	4,031
	35,592	28,931	27,406	25,209	25,167
Income before income taxes	34,453	35,513	28,233	23,662	20,695
Provision for income taxes	11,362	12,301	9,475	8,184	7,018
Net income	$23,091	$23,212	$18,758	$15,478	$13,677

NEXT PAGE

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings per common share	$3.37	$ 3.38	$ 2.72	$ 2.16	$1.79
Diluted earnings per common share	3.33	3.34	2.70	2.12	1.76
Cash dividends declared	.71	.70	.50	.50	.50
Book value	17.45	15.27	12.42	10.30	9.20
Average shares outstanding	6,854	6,863	6,890	7,166	7,620
Year-end actual shares outstanding	6,851	6,857	6,863	6,897	7,489
Year-end fully diluted shares outstanding	6,941	6,940	6,929	7,098	7,601

Earnings Performance Ratios:
Return on average assets(1)	1.61%	1.73%	1.57%	1.53%	1.56%
Return on average stockholders' equity(2)	20.29	24.25	23.60	22.36	19.98
Non-interest income to average total assets	1.52	1.52	1.44	1.55	1.75
Non-interest expense to average total assets	2.47	2.11	2.28	2.52	2.87
Average interest rate spread(3)	3.68	3.59	3.37	3.26	3.36
Year-end interest rate spread	3.60	3.70	3.44	3.26	3.40
Net interest margin(4)	3.89	3.85	3.80	3.81	3.86
Adjusted efficiency ratio (excl. foreclosed assets)(5)	44.96	40.34	44.69	49.07	52.51
Net overhead ratio(6)	.96	.63	.85	1.04	1.06
Common dividend pay-out ratio	21.32	20.81	18.52	23.58	28.41

Asset Quality Ratios:
Allowance for loan losses/year-end loans	1.87%	2.09%	2.16%	2.06%	2.21%
Non-performing assets/year-end loans and foreclosed assets	1.46	1.84	1.22	1.66	1.26
Allowance for loan losses/non-performing loans	282.02	146.60	237.03	149.72	194.48
Net charge-offs/average loans	.50	.58	.27	.20	.23
Gross non-performing assets/year end assets	1.07	1.34	.91	1.34	1.05
Non-performing loans/year-end loans	.66	1.43	.91	1.37	1.18

Balance Sheet Ratios:
Loans to deposits	96.20%	97.62%	108.80%	118.61%	122.51%
Average interest-earning assets as a percentage of average interest-bearing liabilities	112.30	111.22	110.67	111.06	111.95

Capital Ratios:
Average stockholders' equity to average assets	7.92%	7.12%	6.66%	6.83%	7.41%
Year-end tangible stockholders' equity to assets	7.75	7.47	6.44	6.26	7.10
Great Southern Bank:
Tier 1 risk-based capital ratio	10.86	10.32	8.93	8.91	8.97
Total risk-based capital ratio	12.12	11.58	10.20	10.17	10.23
Tier 1 leverage ratio	8.88	8.22	7.18	7.36	7.45
Ratio of Earnings to Fixed Charges:(7)
Including deposit interest	2.49x	2.17x	1.62x	1.48x	1.58x
Excluding deposit interest	6.23x	5.39x	3.09x	2.42x	2.97x

____________________
(1)	Earnings divided by average total assets.
(2)	Earnings divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income, on a tax equivalent basis, plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

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

          The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charges and ATM fees, commissions earned by non-bank subsidiaries and divisions and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, office expenses and other general operating expenses.

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

Recent Accounting Pronouncements

          In January 2003 the Financial Accounting Standards Board ("FASB") issued its Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of certain special purpose entities ("SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. One financial liability of the Company that is impacted by FIN 46 is the Company's trust preferred securities and related debentures. This liability is, and has been, presented in the Company's financial statements as a liability and not a component of equity for financial reporting purposes. In addition, the Federal Reserve Board has allowed these securities to be included as capital for purposes of regulatory capital calculations. The FASB has issued a revised interpretation of FIN 46, which must be applied to certain variable instruments by March 31, 2004. At that time the Company expects for financial reporting purposes to de-consolidate the trust and to instead report the junior subordinated debentures of the Company owned by the trust. This is not expected to have a significant impact on the Company's financial statements. To date, no final determination has been reached for regulatory reporting purposes and the Federal Reserve Board has instructed bank holding companies to continue to include these securities in regulatory capital calculations until further notice.

NEXT PAGE

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Acounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 modifies the accounting for certain financial instruments that issuers previously could account for as equity. Under SFAS 150, certain instruments with characteristics of both liabilities and equity must be classified as liabilities in the balance sheets, with the corresponding payment to holders of the instruments recognized as interest expense. The adoption of this standard had no impact on the financial position or results of operations of the Company as the Company's Trust Preferred Securities were already classified as liabilities on the Company's balance sheets and recorded as interest expense on the statements of income.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

          During the year ended December 31, 2003, the Company increased total assets by $138 million to $1.54 billion. Net loans increased by $98 million. The main loan areas experiencing increases were commercial real estate, commercial construction, multi-family residential and consumer. One- to four-family mortgage loans decreased during 2003. Total investment securities increased by $25 million, which was primarily an increase in available-for-sale United States government agency debt securities and securities issued by states and political subdivisions, partially offset by a decrease in United States government agency mortgage-backed securities. Cash and cash equivalents increased $19 million primarily due to higher balances of vault cash and interest-bearing deposits and larger cash letter settlements at December 31, 2003. Prepaid expenses and other assets decreased $9 million, primarily as a result of recording the change in mark-to-market value of the Company's interest rate swaps. Based upon the terms of these swap agreements, in accordance with generally accepted accounting principles, the Company records changes in the market value of its interest rate swaps in the category "other assets," with a corresponding increase or decrease to the liability being hedged. Foreclosed assets increased $5 million primarily due to the addition of one significant real estate asset that was foreclosed in 2003.

          Total liabilities increased $123 million from December 31, 2002 to December 31, 2003, to $1.42 billion. Deposits increased $115 million and short-term borrowings increased $10 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. Retail certificates of deposit decreased $18 million, to $342 million. Total brokered deposits were $329 million at December 31, 2003, down from $340 million at December 31, 2002. The weighted average cost of these brokered deposits was approximately 206 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the entire brokered certificate of deposit portfolio to a rate that is approximately 113 basis points lower than the retail certificate of deposit portfolio. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Interest-bearing checking balances accounted for $126 million of the increase in deposits. Non-interest-bearing checking balances increased $26 million. Checking and savings account balances totaled $465 million at December 31, 2003, up from $312 million at December 31, 2002. During 2003 and 2002, the Company became a correspondent bank for several local financial institutions, which led to a portion of the increase in checking account balances. At December 31, 2003, the Company had approximately 40 correspondent banking customers, primarily banks and credit unions in Southwest Missouri, with account balances totaling approximately $93 million. Great Southern offers coin and currency services and check clearing for a nominal fee. In return, these correspondent customers must maintain minimum balances with Great Southern in interest-bearing or non-interest-bearing accounts. In addition, during 2003, the Company obtained significant deposit accounts from several area universities, hospitals and municipalities.

          Stockholders' equity increased $14.8 million from $104.7 million at December 31, 2002 to $119.5 million at December 31, 2003. Net income for fiscal year 2003 was $23.1 million, partially offset by a decrease of $2.6 million in accumulated other comprehensive income, dividends of $4.9 million and net treasury stock repurchases of $756,000. The Company repurchased 39,276 shares of common stock at an average price of $39.50 per share during 2003.

NEXT PAGE

Results of Operations and Comparison for the Years Ended December 31, 2003 and 2002

General

          The decrease in earnings of $121,000, or .5%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, was primarily due to an increase in non-interest expense of $6.7 million, or 23.0%, partially offset by an increase in net interest income of $3.2 million, or 6.4%, an increase in non-interest income of $1.4 million, or 6.9%, a decrease in provision for loan losses of $1.0 million, or 17.2%, and a decrease in provision for income taxes of $.9 million, or 7.6%.

Total Interest Income

          Total interest income decreased $4.0 million, or 5.0%, during the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease was due to a $779,000, or 1.2%, decrease in interest income on loans and a $3.2 million, or 19.9%, decrease in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets decreased due to significantly lower average rates of interest, while interest income for both was positively impacted by higher average balances. In addition, interest income in 2002 was higher due to the recovery of $415,000 of interest on a commercial real estate loan that was charged off in a prior year.

Interest Income - Loans

          During the year ended December 31, 2003 compared to December 31, 2002, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $4.3 million as the result of lower average interest rates. The average yield on loans decreased from 6.41% during the year ended December 31, 2002, to 5.99% during the year ended December 31, 2003, as a result of decreases in market rates of interest, primarily the "prime rate" of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

          Interest income increased $3.5 million as the result of higher average loan balances from $1.000 billion during the year ended December 31, 2002 to $1.056 billion during the year ended December 31, 2003. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending and consumer lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investments and Other Interest-earning Deposits

          Interest income on investments and other interest-earning assets decreased mainly as a result of lower average interest rates, partially offset by higher average balances during the year ended December 31, 2003, when compared to the year ended December 31, 2002. Interest income decreased $3.8 million as a result of a decrease in average interest rates from 5.49% during the year ended December 31, 2002, to 4.23% during the year ended December 31, 2003. This decrease was primarily due to declining market interest rates throughout 2002 and 2003. As the Company's mortgage-backed securities prepaid rapidly, premiums were amortized reducing yields on the investments. In addition, these proceeds were reinvested in lower yielding securities as interest rates fell. The decrease in interest income was partially offset by $638,000 as a result of an increase in average balances from $293 million during the year ended December 31, 2002, to $305 million during the year ended December 31, 2003.

NEXT PAGE

Total Interest Expense

          Total interest expense decreased $7.2 million, or 23.6%, during the year ended December 31, 2003, when compared with the year ended December 31, 2002, primarily due to a decrease in interest expense on deposits of $5.7 million, or 25.5%, a decrease in interest expense on FHLBank advances of $1.5 million, or 21.2%, and a decrease in interest expense on short-term borrowings and trust preferred securities of $59,000, or 4.8%.

Interest Expense - Deposits

          Interest expense on deposits decreased $5.6 million as a result of a decrease in average rates of interest on time deposits from 2.83% during the year ended December 31, 2002, to 2.00% during the year ended December 31, 2003, and decreased $825,000 due to a decrease in average balances of time deposits from $705 million during the year ended December 31, 2002, to $677 million during the year ended December 31, 2003. The average interest rates decreased due to lower overall market rates of interest in 2003 and the effects of the Company's interest rate swaps. In 2003, the Company attracted a significant amount of demand deposit balances and allowed the certificate of deposit balances to decrease as they matured.

          Interest on demand deposits increased $983,000 due to an increase in average balances from $187 million during the year ended December 31, 2002, to $275 million during the year ended December 31, 2003, and decreased $247,000 due to a reduction in average rates from 1.22% during the year ended December 31, 2002, to 1.09% during the year ended December 31, 2003. The other deposit category, savings, experienced a $5,000 decrease due to decreases in both average balances and average rates of interest.

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

          Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $1.2 million due to a decrease in average rates from 3.00% in the year ended December 31, 2002, to 2.54% in the year ended December 31, 2003. In addition, average balances decreased from $270 million during the year ended December 31, 2002, to $259 million during the year ended December 31, 2003, resulting in decreased interest expense of $331,000. The average balance decrease was offset by increases in deposits. Average interest rates decreased due to lower overall market rates during 2003. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities that reprice frequently (daily, monthly or quarterly) contributed to the significant decrease in average rates of interest.

Net Interest Income

          The Company's overall interest rate spread increased 9 basis points, or 2.5%, from 3.59% during the year ended December 31, 2002, to 3.68% during the year ended December 31, 2003. The increase was due to a 70 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 61 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin increased 4 basis points, or 1.0%, from 3.85% during the year ended December 31, 2002, to 3.89% during the year ended December 31, 2003. In comparing the two years, the yield on loans decreased 42 basis points while the yield on investment securities and other interest-earning assets decreased 126 basis points. The rate paid on deposits decreased 75 basis points, while the rate paid on FHLBank advances and other borrowings decreased 46 basis points.

NEXT PAGE

          The prime rate of interest averaged 4.68% during the year ended December 31, 2002, compared to an average of 4.12% during the year ended December 31, 2003. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on loans. The decrease in the weighted average yield received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and the increased amortization of premiums paid on the Company's mortgage-backed securities portfolio due to higher levels of prepayments on the underlying mortgages.

          Interest rates paid on deposits, FHLBank advances and other borrowings decreased significantly during 2003 compared to 2002. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

          The provision for loan losses decreased $1.0 million, or 17.2%, during the year ended December 31, 2003, from $5.8 million during the year ended December 31, 2002 to $4.8 million during the year ended December 31, 2003. The provision recorded in 2003 was consistent with the Company's level of net charge-offs ($5.2 million) and lower balances of non-performing loans. The allowance for loan losses decreased $444,000, or 2.1%, at December 31, 2003 compared to December 31, 2002.

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

          The Bank's allowance for loan losses as a percentage of total loans was 1.87% and 2.09% at December 31, 2003 and 2002, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

          Non-performing assets decreased $2.4 million, or 12.9%, from $18.8 million at December 31, 2002, to $16.4 million at December 31, 2003. Non-performing loans decreased $7.1 million, or 49.1%, from $14.5 million at December 31, 2002, to $7.4 million at December 31, 2003, and foreclosed assets increased $4.7 million, or 108.7%, from $4.3 million at December 31, 2002, to $9.0 million at December 31, 2003.

NEXT PAGE

         Non-performing Loans. Non-performing loans decreased primarily as a result of the transfer to foreclosed assets of one relationship with a remaining book balance at the time of transfer of $7.3 million. The $7.3 million relationship involves condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. Great Southern is a one-third owner of this project and was not the lead bank in the original loan relationship. Commercial loans comprise $5.4 million, or 73%, of the total $7.4 million non-performing loans at December 31, 2003. Four unrelated credit relationships, totaling $1.7 million, $942,000, $521,000 and $504,000, respectively, account for a large portion of the non-performing loan total at December 31, 2003. The $1.7 million relationship is comprised of five loans, which are primarily secured by the automobile floor plan assets of a car dealership in Springfield, Missouri. The $942,000 relationship is secured by a commercial retail shopping center in Stone County near Branson, Missouri. The $521,000 relationship is secured primarily by a dinner theater in Branson, Missouri, as well as additional real estate collateral and business assets. The $504,000 relationship is secured by a restaurant and small motel in Springfield, Missouri. The restaurant and motel have subsequently been foreclosed in 2004. Mortgage loans comprise $1.2 million, or 16%, of the total $7.4 million non-performing loans at December 31, 2003.

         Foreclosed Assets. Of the total $9.0 million of foreclosed assets at December 31, 2003, foreclosed real estate totaled $8.4 million and repossessed automobiles totaled $667,000. Of the total real estate assets, two relationships accounted for $6.5 million. The first relationship had a remaining balance of $6.0 million as of December 31, 2003, and was discussed above in Non-performing Loans as the $7.3 million relationship. At the time of foreclosure, the balance was reduced to $6.7 million through a charge-off of approximately $600,000. During 2003, Great Southern and the lead bank marketed the project for sale. These efforts led to some verbal indications of interest and offers. The range of these indications and offers, as well as sales activity of condominiums and lots during 2003, provided Great Southern additional information to assess the appropriate carrying value of the asset. Based upon these facts, Great Southern recorded an additional write-down of this asset in the amount of approximately $670,000, resulting in a carrying value of $6.0 million as of December 31, 2003. This loss was included in non-interest expense in 2003. The second relationship had a remaining balance of $511,000 as of December 31, 2003, and involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This relationship was foreclosed in late 2002. Each of these foreclosed assets is currently being marketed for sale. During 2003, one other significant property was foreclosed and subsequently sold and removed from foreclosed assets. This asset involved a motel in Springfield, Missouri. At the time of foreclosure, an updated valuation of the property was completed resulting in a $900,000 charge-off recorded through the allowance for loan losses to reduce the carrying value of the asset. This property was ultimately sold with an additional loss of $450,000 recognized by Great Southern. This loss was included in non-interest expense in 2003.

          In February 2004, the Company completed the sale of the $6.0 million foreclosed asset relationship described above. The Company received cash proceeds of $6.0 million less expenses of approximately $40,000.

         Potential Problem Loans. Potential problem loans decreased $4.5 million, or 40%, from $11.4 million at December 31, 2002 to $6.9 million at December 31, 2003. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. Potential problem loans decreased $3.6 million as a result of the foreclosure of the motel in Springfield, Missouri, which is described above under Foreclosed Assets. In addition, potential problem loans decreased $1.8 million as a result of the change of status to non-performing loans of the automobile floorplan relationship described above under Non-performing Loans. At the time this relationship was changed to non-performing status, certain loans in this relationship were written down by approximately $300,000 through a charge against the allowance for loan losses. Potential problem loans also decreased as a result of the change of status to non-performing loans of the $942,000 relationship described above under Non-performing Loans. These decreases were partially offset by the addition of two unrelated relationships totaling $2.3 million and $1.4 million, respectively. The $2.3 million relationship is secured primarily by commercial real estate, equipment and inventory in Springfield, Missouri. The $1.4 million relationship is secured primarily by a motel in Springfield, Missouri. In addition to these relationships, one other significant unrelated relationship was included in the potential problem loan total. This relationship totaled $1.3 million as of December 31, 2003, and is secured by a motel in Branson, Missouri.

NEXT PAGE

Non-interest Income

          Total non-interest income increased $1.4 million, or 6.9%, in the year ended December 31, 2003 when compared to the year ended December 31, 2002. The increase was primarily due to: (i) an increase in service charges and ATM fees of $2.8 million, or 33.0%; (ii) an increase in net realized gains on sales of fixed-rate residential and student loans of $612,000, or 38.9%; and (iii) smaller increases in loan and commitment fees, late and prepayment charges on loans, loan servicing income, and merchant card fees. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds transactions by customers, and increases in fees for insufficient funds checks. The increase in ATM fees was related to a change in 2003 by the Company to process its transactions in-house and increases in overall usage by customers and non-customers. During the year ended December 31, 2003, the Bank sold more residential and student loans than in the year ended December 31, 2002. During both years, lower interest rates were conducive to the generation of fixed-rate mortgages, which the bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, unusually high levels of refinancing activity occurred in the three months ended September 30, 2003.

          This increase was partially offset by a decrease in net realized gains on sales of available-for-sale investment securities of $2.6 million, or 76.9%. The decrease in gain on sale of available-for-sale securities was primarily due to the sale in 2002 of the Company's holdings of the common stock of another publicly traded company, with no such similar sale in 2003. This transaction was previously discussed in SEC filings by the Company.

Non-Interest Expense

          Total non-interest expense increased $6.7 million, or 23.0%, in the year ended December 31, 2003, when compared to the year ended December 31, 2002. The increase was primarily due to: (i) an increase of $2.9 million, or 18.3%, in salaries and employee benefits primarily due to increased incentives paid to mortgage loan originators due to increased loan closings, the hiring of additional experienced personnel to fill commercial lending, credit administration, and branch supervisory positions, the opening of two loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $998,000, or 18.7%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment; (iii) an increase in expenses on foreclosed assets of $1.3 million, or 224%, due to a $450,000 loss on the disposition of one foreclosed asset, a $670,000 write-down of the carrying value of another unrelated foreclosed asset, and other expenses of maintaining various foreclosed assets; and (iv) smaller increases in other non-interest expense areas, such as postage, advertising, insurance, legal and professional fees, bank charges and fees related to additional correspondent relationships, and costs to reissue the Bank's debit cards due to a system conversion.

Provision for Income Taxes

          Provision for income taxes as a percentage of pre-tax income decreased slightly from 34.6% for the year ended December 31, 2002, to 33.0% for the year ended December 31, 2003. The decrease was primarily due to higher balances of tax-exempt investment securities and loans.

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

	December 31, 2003	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	5.46%	$1,056,338	$63,283	5.99%	$1,000,044	$64,062	6.41%	$ 936,117	$76,107	8.13%
Investment securities and other interest- earning assets	4.64	305,051	12,896	4.23	293,022	16,099	5.49	211,461	13,390	6.33

Total interest-earning assets	5.25	$1,361,389	76,179	5.59	$1,293,066	80,161	6.20	$1,147,578	89,497	7.80

Interest-bearing liabilities:
Interest-bearing demand	.92	$ 275,286	3,013	1.09	$ 187,171	2,277	1.22	$ 144,374	2,443	1.69
Savings	1.53	923	12	1.30	1,005	17	1.69	5,358	125	2.33
Time deposits	1.77	676,647	13,557	2.00	704,523	19,950	2.83	593,265	29,837	5.03
Total deposits	1.49	952,856	16,582	1.74	892,699	22,244	2.49	742,997	32,405	4.36
FHLB advances and other borrowings	2.28	259,393	6,582	2.54	269,901	8,093	3.00	293,124	13,502	4.61

Total interest-bearing liabilities	1.65	$1,212,249	23,164	1.91	$1,162,600	30,337	2.61	$1,036,121	45,907	4.43

Net interest income:
Interest rate spread	3.60%		$53,015	3.68%		$49,824	3.59%		$43,590	3.37%
Net interest margin*				3.89%			3.85%			3.80%

Average interest-earning assets to average interest-bearing liabilities		112.3%			111.2%			110.8%

NEXT PAGE

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

	Year Ended December 31, 2003 vs. December 31, 2002			Year Ended December 31, 2002 vs. December 31, 2001
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,277)	$ 3,498	$(779)	$(16,974)	$4,929	$(12,045)
Investment securities and other interest-earning assets	(3,841)	638	(3,203)	(1,947)	4,656	2,709

Total interest-earning assets	(8,118)	4,136	(3,982)	(18,921)	9,585	(9,336)

Interest-bearing liabilities:
Demand deposits	(247)	983	736	(786)	620	(166)
Savings deposits	(3)	(2)	(5)	(49)	(59)	(108)
Time deposits	(5,568)	(825)	(6,393)	(14,748)	4,861	(9,887)

Total deposits	(5,818)	156	(5,662)	(15,583)	5,422	(10,161)
FHLBank advances and other borrowings	(1,180)	(331)	(1,511)	(4,230)	(1,179)	(5,409)

Total interest-bearing liabilities	(6,998)	(175)	(7,173)	(19,813)	4,243	(15,570)

Net interest income	$ (1,120)	$ 4,311	$ 3,191	$ 892	$ 5,342	$ 6,234

NEXT PAGE

Results of Operations and Comparison for the Years Ended December 31, 2002 and 2001

General

          The increase in earnings of $4.5 million, or 23.7%, during the year ended December 31, 2002, compared to the year ended December 31, 2001, was primarily due to an increase in net interest income of $6.2 million, or 14.3%, and an increase in non-interest income of $3.2 million, or 18.4%, partially offset by an increase in non-interest expense of $1.5 million, or 5.6%, an increase in provision for loan losses of $600,000, or 11.5%, and an increase in provision for income taxes of $2.8 million, or 29.8%.

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

          In addition, interest income in 2002 was higher due to a recovery of $415,000 of interest on a commercial real estate loan that was charged off in a prior year.

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

Interest Income - Investments and Other Interest-earning Deposits

          Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the year ended December 31, 2002, when compared to the year ended December 31, 2001. Interest income increased $4.6 million as a result of an increase in average balances from $211 million during the year ended December 31, 2001, to $293 million during the year ended December 31, 2002. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. The increase in interest income was offset by $1.9 million as a result of a decrease in average yields from 6.33% during the year ended December 31, 2001, to 5.49% during the year ended December 31, 2002.

NEXT PAGE

Total Interest Expense

          Total interest expense decreased $15.6 million, or 33.9%, during the year ended December 31, 2002, when compared with the year ended December 31, 2001, primarily due to a decrease in interest expense on FHLBank advances of $3.5 million, or 33.7%, a decrease in interest expense on deposits of $10.2 million, or 31.4%, and a decrease in interest expense on short-term borrowings and trust preferred securities of $1.9 million, or 60.8%.

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

Interest Expense - FHLBank Advances, Short-term Borrowings and Trust Preferred Securities

          Interest expense on FHLBank advances, short-term borrowings and trust preferred securities decreased $4.2 million due to a decrease in average rates from 4.61% in the year ended December 31, 2001, to 3.00% in the year ended December 31, 2002. In addition, average balances decreased from $293 million during the year ended December 31, 2001, to $270 million during the year ended December 31, 2002, resulting in decreased interest expense of 1.2 million due to lower average balances. The average balance decrease was offset by increases in deposits. Average interest rates decreased due to lower overall market rates during 2002. The Company's use of FHLBank advances, short-term borrowings and trust preferred securities which reprice daily, monthly or quarterly contributed to the significant decrease in average rates of interest.

Net Interest Income

          The Company's overall interest rate spread increased 22 basis points, or 6.5%, from 3.37% during the year ended December 31, 2001, to 3.59% during the year ended December 31, 2002. The increase was due to a 182 basis point decrease in the weighted average rate paid on interest-bearing liabilities partially offset by a 160 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin increased 5 basis points, or 1.3%, from 3.80% during the year ended December 31, 2001, to 3.85% during the year ended December 31, 2002. In comparing the two years, the yield on loans decreased 172 basis points while the yield on investment securities and other interest-earning assets decreased 84 basis points. The rate paid on deposits decreased 187 basis points, while the rate paid on FHLBank advances and other borrowings decreased 161 basis points.

NEXT PAGE

          The prime rate of interest averaged 6.92% during the year ended December 31, 2001, compared to an average of 4.68% during the year ended December 31, 2002. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on interest-earning assets.

          Interest rates paid on deposits, FHLBank advances and other borrowings decreased significantly during 2002 compared to 2001. As market rates of interest declined during 2002, the Company reduced rates paid to depositors. In addition in 2002, the Company utilized interest rate swaps and FHLBank advances which repriced daily, monthly or quarterly to reduce interest expense.

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

Non-performing Assets

          Non-performing assets increased $6.2 million, or 49.2%, from $12.6 million at December 31, 2001, to $18.8 million at December 31, 2002. Non-performing loans increased $5.0 million, or 52.6%, from $9.5 million at December 31, 2001, to $14.5 million at December 31, 2002, and foreclosed assets increased $1.2 million, or 38.7%, from $3.1 million at December 31, 2001, to $4.3 million at December 31, 2002.

NEXT PAGE

         Non-performing Loans. Non-performing loans increased primarily as a result of the addition of one relationship with a remaining balance of $886,000 and another relationship with a remaining balance of $7.3 million. These two relationships are described below. Commercial loans comprise $12.1 million, or 84%, of the total $14.5 million non-performing loans at December 31, 2002. Two unrelated commercial real estate credit relationships, totaling $7.3 million and $1.0 million, respectively, account for a majority of this non-performing total. The $7.3 million relationship is primarily secured by condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. This relationship was described in the December 31, 2001, Annual Report on Form 10-K and was included in potential problem loans at that time. Non-performing loans decreased during 2002 as a result of charging off a total of $3.2 million, which had been part of this $7.3 million relationship. The $1.0 million relationship is secured by the real estate and business assets of a restaurant in Branson, Missouri. A portion of this credit is guaranteed by the Small Business Administration. This relationship was placed in a non-accrual status in the fourth quarter of 2001. Mortgage loans comprise $1.7 million, or 12%, of the total $14.5 million non-performing loans at December 31, 2002. One credit relationship, totaling $886,000 accounted for a large portion of this non-performing total. The $886,000 relationship is comprised of ten loans, which are primarily secured by residential rental properties and condominiums in Branson, Missouri. This relationship was first included in non-performing loans in the quarter ended March 31, 2002. This relationship was originally $2.3 million; the balance has been reduced through charge-offs, foreclosures, and the sale of collateral and repayment of loans by the borrowers.

          Subsequent to December 31, 2002, the $7.3 million relationship described above was foreclosed upon, with Great Southern, along with the lead bank in this participation, as the successful bidders. An updated valuation of the property has been completed during the first quarter 2003. The Company's one-third interest in the property has been recorded in foreclosed assets at a carrying value of $7.0 million, with the difference recorded as a loan charge-off in the quarter ended March 31, 2002.

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

         Potential Problem Loans. Potential problem loans decreased $7.3 million, or 39%, from $18.7 million at December 31, 2001, to $11.4 million at December 31, 2002. These are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. Potential problem loans decreased primarily as a result of the $7.3 million commercial real estate credit relationship discussed above under "Non-performing Loans," which was reclassified from potential problem loans to non-performing loans, and other smaller relationships which were removed from or added to the problem asset watchlist. Three unrelated real estate credit relationships, totaling $3.6 million, $1.3 million and $917,000, respectively, account for a majority of this potential problem loan total. The $3.6 million relationship is secured by a motel in Springfield, Missouri. The $1.3 million relationship is secured by a motel in Branson, Missouri. The $917,000 relationship is secured by five single-family homes under construction in Monett, Missouri.

Non-interest Income

          Non-interest income increased $3.2 million, or 18.4%, in the year ended December 31, 2002, when compared to the year ended December 31, 2001. The increase was primarily due to an increase of $3.3 million in net realized gains on sales of available-for-sale investment securities. The increase in gain on sale of available-for-sale securities was primarily due to the sale of the Company's holdings of the common stock of another publicly traded company. This transaction was previously discussed in SEC filings by the Company. In addition, the Company sold some of its investments in debt securities to restructure its portfolio and realized the resulting gains and losses.

NEXT PAGE

          This increase was partially offset by a decrease in net realized gains on sales of fixed-rate residential and student loans of $181,000, or 10.3%. During 2001, the Company sold one commercial real estate loan that was purchased at a discount from the Resolution Trust Corporation in a prior year, resulting in a gain of $300,000.

Non-Interest Expense

          Non-interest expense increased $1.5 million, or 5.6%, in the year ended December 31, 2002, when compared to the year ended December 31, 2001. The increase was primarily due to: (i) an increase of $716,000, or 4.7%, in salaries and employee benefits; (ii) an increase of $607,000, or 12.8%, in net occupancy and equipment expense due primarily to increases in depreciation and various maintenance projects on buildings and equipment: and (iii) expenses on foreclosed assets of $597,000 in 2002 versus expenses on foreclosed assets of $216,000 in 2001. In 2002, the Company incurred higher expenses related to increased levels of foreclosures and repossessions. In addition, the Company recorded $254,000 of provision for losses on foreclosed assets in 2002 compared to a provision of $150,000 in 2001. The increase in salaries and employee benefits primarily relates to normal merit increases for existing employees and the hiring of additional experienced personnel to fill key supervisory and customer sales positions.

          This was partially offset by smaller increases and decreases in other expense categories.

Provision for Income Taxes

          Provision for income taxes as a percentage of pre-tax income increased slightly from 33.6% for the year ended December 31, 2001, to 34.6% for the year ended December 31, 2002.

Liquidity and Capital Resources

          Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2003 the Company had commitments of approximately $208 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans. The majority of these commitments mature within one year.

NEXT PAGE

          The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2003. Additional information regarding these contractual obligations is discussed further in Notes 6, 7, 8, 10 and 13 of the Notes to Consolidated Financial Statements.

	Payments Due In:
	One Year or Less	Two to Five Years	Over Five Years	Total

Deposits without a stated maturity	$464,617	$ ---	$ ---	$ 464,617
Time and brokered certificates of deposit	298,774	121,759	250,497	671,030
Federal Home Loan Bank advances	32,749	86,227	85,811	204,787
Short-term borrowings	53,534	---	---	53,534
Trust preferred securities	---	---	17,250	17,250
Operating leases	551	1,267	700	2,518
	850,225	209,253	354,258	1,413,736
Interest rate swap fair value adjustment	2,793	---	---	2,793
	$853,018	$209,253	$354,258	$1,416,529

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

          The Company's stockholders' equity was $119.5 million, or 7.8% of total assets of $1.54 billion at December 31, 2003, compared to equity of $104.7 million, or 7.5% of total assets of $1.40 billion at December 31, 2002.

          Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risked-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2003, the Bank's Tier 1 risk-based capital ratio was 10.86%, total risk-based capital ratio was 12.12% and the Tier 1 leverage ratio was 8.88%. As of December 31, 2003, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2003, the Company's Tier 1 risk-based capital ratio was 11.05%, total risk-based capital ratio was 12.31% and the Tier 1 leverage ratio was 9.04%. As of December 31, 2003, the Company was "well capitalized" under the capital ratios described above.

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

         Statements of Cash Flows. During the years ended December 31, 2003, 2002 and 2001, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

NEXT PAGE

          Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, the provision for losses on foreclosed assets, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $33.7 million, $29.2 million and $23.5 million during the years ended December 31, 2003, 2002 and 2001, respectively.

          During the years ended December 31, 2003, 2002 and 2001, investing activities used cash of $142.6 million, $64.5 million and $197.4 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

          Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as the issuance of trust preferred securities, purchases of treasury stock and dividend payments to stockholders. Financing activities provided cash flows of $127.8 million, $56.0 million and $168.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

         Dividends. During the year ended December 31, 2003, the Company declared dividends of $0.71 per share (21.3% of net income) and paid dividends of $0.66 per share (19.8% of net income), compared to dividends declared of $0.70 per share (20.8% of net income) and paid of $0.55 per share (16.3% of net income) during the year ended December 31, 2002. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2003, the Company repurchased 39,276 shares of its common stock at an average price of $39.50 per share and reissued 33,508 shares of treasury stock at an average price of $21.22 per share to cover stock option exercises. During the year ended December 31, 2002, the Company repurchased 38,676 shares of its common stock at an average price of $34.71 per share and reissued 33,262 shares of treasury stock at an average price of $18.78 per share to cover stock option exercises.

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

NEXT PAGE

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

          The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2003, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is nearly neutral.

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

          In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern's interest-earning assets and interest-bearing liabilities. Management recommends, and the Board of Directors sets, the asset and liability policies of Great Southern, which are implemented by the asset and liability committee. The asset and liability committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern's senior management. The purpose of the asset and liability committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board-approved policies. The asset and liability committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the asset and liability committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

NEXT PAGE

          In order to manage its assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, Great Southern has focused its strategies on originating adjustable rate loans, and managing its deposits and borrowings to establish stable relationships with both retail customers and wholesale funding sources.

          At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, we may determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin.

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

          The Company uses interest rate swap derivatives to help manage its interest rate risks from recorded financial liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes the Company to interest rate risk.

          Interest rate swaps are carried at fair value determined using quoted dealer prices and are recognized in the statement of financial condition in the prepaid expenses and other assets caption. The Company uses interest rate swaps to help manage its interest rate risks from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and the liability exposes the Company to interest rate risk. Amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains or losses recognized in noninterest income. Fair values of interest rate swaps are estimated based on quoted dealer prices.

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

NEXT PAGE

          At December 31, 2003, the notional amount of interest rate swaps outstanding was approximately $318.5 million, all consisting of swaps in a receivable position. At December 31, 2002, the notional amount of interest rate swaps outstanding was approximately $270.3 million, all consisting of swaps in a receivable position. The maturities of interest rate swaps outstanding at December 31, 2003 and 2002, in terms of notional amounts and their average pay and receive rates is discussed further in Note 14 of the Notes to Consolidated Financial Statements.

          The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2003. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

NEXT PAGE

         Maturities

	December 31,							2003 Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$7,120	---	---	---	---	---	$7,120	$7,120
Weighted average rate	.77%	---	---	---	---	---	.77%
Available-for-sale equity securities	$12	---	---	---	---	$10,604	$10,616	$10,616
Weighted average rate	12.79%	---	---	---	---	3.74%	3.75%
Available-for-sale debt securities	---	$265	---	---	---	$248,719	$248,984	$248,984
Weighted average rate	---	9.01%	---	---	---	4.41%	4.42%
Held-to-maturity securities	---	---	---	---	$223	$53,721	$53,944	$56,558
Weighted average rate	---	---	---	---	8.98%	8.26%	8.27%
Adjustable rate loans	$180,269	$81,202	$93,939	$72,683	$56,884	$250,594	$735,571	$739,035
Weighted average rate	5.29%	5.22%	4.59%	5.42%	5.05%	4.88%	5.05%
Fixed rate loans	$125,749	$43,356	$50,288	$45,440	$47,227	$68,244	$380,304	$383,076
Weighted average rate	5.58%	7.76%	7.73%	8.60%	7.59%	8.05%	7.17%
Federal Home Loan Bank stock	---	---	---	---	---	$11,785	$11,785	$11,785
Weighted average rate	---	---	---	---	---	3.00%	3.00%

Financial Liabilities:
Savings deposits	$1,140	---	---	---	---	---	$1,140	$1,140
Weighted average rate	1.53%	---	---	---	---	---	1.53%
Time deposits	$298,774	$67,356	$22,336	$9,920	$22,147	$250,497	$671,030	$673,556
Weighted average rate	2.03%	2.48%	2.36%	2.87%	1.66%	1.19%	1.77%
Interest-bearing demand	$342,687	---	---	---	---	---	$342,687	$342,687
Weighted average rate	.92%	---	---	---	---	---	.92%
Non-interest-bearing demand	$120,790	---	---	---	---	---	$120,790	$120,790
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank and short-term borrowings	$86,282	$3,100	$26,318	$3,357	$53,453	$103,061	$275,571	$287,485
Weighted average rate	1.16%	6.62%	1.32%	7.14%	1.33%	3.65%	2.28%

NEXT PAGE

         Repricing

	December 31,							2003 Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$7,120	---	---	---	---	---	$7,120	$7,120
Weighted average rate	.77%	---	---	---	---	---	.77%
Available-for-sale equity securities	$7,771	---	$2,441	---	$404	---	$10,616	$10,616
Weighted average rate	2.41%	---	5.70%	---	6.44%	---	3.75%
Available-for-sale debt securities	$163,753	$1,684	$2,779	$2,593	$2,111	$76,064	$248,984	$248,984
Weighted average rate	4.05%	10.41%	9.04%	8.52%	5.73%	4.72%	4.42%
Held-to-maturity securities	$14,970	---	---	$6,413	$1,323	$31,238	$53,944	$56,558
Weighted average rate	5.35%	---	---	7.58%	7.13%	9.86%	8.27%
Adjustable rate loans	$719,063	$3,372	$5,496	$2,795	$3,885	$960	$735,571	$739,035
Weighted average rate	5.02%	7.25%	6.11%	6.41%	5.91%	5.23%	5.05%
Fixed rate loans	$125,749	$43,356	$50,288	$45,440	$47,227	$68,244	$380,304	$383,076
Weighted average rate	5.58%	7.76%	7.73%	8.60%	7.59%	8.05%	7.17%
Federal Home Loan Bank stock	$11,785	---	---	---	---	---	$11,785	$11,785
Weighted average rate	3.00%	---	---	---	---	---	3.00%

Financial Liabilities:
Savings deposits	$1,140	---	---	---	---	---	$1,140	$1,140
Weighted average rate	1.53%	---	---	---	---	---	1.53%
Time deposits	$559,991	$67,356	$22,336	$9,920	$7,147	$4,280	$671,030	$673,556
Weighted average rate	1.60%	2.48%	2.36%	2.87%	2.80%	5.16%	1.77%
Interest-bearing demand	$342,687	---	---	---	---	---	$342,687	$342,687
Weighted average rate	.92%	---	---	---	---	---	.92%
Non-interest-bearing demand	$120,790	---	---	---	---	---	$120,790	$120,790
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank and short-term borrowings	$255,711	$3,100	$1,318	$3,357	$3,452	$8,633	$275,571	$287,485
Weighted average rate	1.95%	6.62%	6.73%	7.14%	6.28%	6.14%	2.28%

NEXT PAGE

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Independent Accountants' Report

Board of Directors
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Springfield, Missouri
January 30, 2004

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2003 and 2002
(In Thousands, Except Per Share Data)
Assets

	2003	2002

Cash	$ 67,694	$ 55,327

Interest-bearing deposits in other financial institutions	7,120	547

Cash and cash equivalents	74,814	55,874

Available-for-sale securities	259,600	236,269

Held-to-maturity securities	53,944	52,587

Mortgage loans held for sale	1,243	2,636

Loans receivable, net of allowance for loan losses of $20,844 and $21,288 at December 31, 2003 and 2002, respectively	1,092,954	995,011

Interest receivable
Loans	5,019	5,076
Investments	1,919	1,490

Prepaid expenses and other assets	7,689	16,452

Foreclosed assets held for sale, net	9,034	4,328

Premises and equipment, net	19,892	16,963

Federal Home Loan Bank stock	11,785	14,962

Refundable income taxes	---	990

Deferred income taxes	2,830	---

Total assets	$1,540,723	$1,402,638

See Notes to Consolidated Financial Statements

NEXT PAGE

Liabilities and Stockholders' Equity
	2003	2002

Liabilities
Deposits	$1,137,427	$1,021,957
Federal Home Loan Bank advances	204,787	206,226
Short-term borrowings	53,534	43,304
Trust preferred securities	18,263	18,964
Accrued interest payable	1,679	2,485
Advances from borrowers for taxes and insurance	202	229
Accounts payable and accrued expenses	3,944	3,697
Income taxes payable	1,339	---
Deferred income taxes	---	1,067

Total liabilities	1,421,175	1,297,929

Stockholders' Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares	---	---
Common stock, $.01 par value; authorized 20,000,000 shares, issued 12,325,002 shares	123	123
Additional paid-in capital	17,451	17,033
Retained earnings	164,159	145,931
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $(34) and $1,286 at December 31, 2003 and 2002	(65)	2,568
	181,668	165,655

Less treasury common stock, at cost; December 31, 2003 and 2002 -- 5,473,649 and 5,467,881 shares, respectively	62,120	60,946

Total stockholders' equity	119,548	104,709

Total liabilities and stockholders' equity	$1,540,723	$1,402,638

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2003, 2002 and 2001
(In Thousands, Except Per Share Data)

	2003	2002	2001

Interest Income
Loans	$63,283	$64,062	$76,107
Investment securities and other	12,896	16,099	13,390
	76,179	80,161	89,497
Interest Expense
Deposits	16,582	22,244	32,405
Federal Home Loan Bank advances	5,400	6,852	10,339
Short-term borrowings and trust preferred securities	1,182	1,241	3,163
	23,164	30,337	45,907

Net Interest Income	53,015	49,824	43,590

Provision for Loan Losses	4,800	5,800	5,200

Net Interest Income After Provision for Loan Losses	48,215	44,024	38,390

Noninterest Income
Commissions	5,859	5,786	5,765
Service charges and ATM fees	11,214	8,430	8,352
Net gains on loan sales	2,187	1,575	1,756
Net realized gains on sales of available-for-sale securities	795	3,443	139
Other income	1,775	1,186	1,237
	21,830	20,420	17,249

Noninterest Expense
Salaries and employee benefits	18,739	15,842	15,126
Net occupancy expense	6,335	5,337	4,730
Postage	1,691	1,426	1,233
Insurance	683	514	485
Advertising	735	622	686
Office supplies and printing	855	828	774
Expense on foreclosed assets	1,939	597	216
Other operating expenses	4,615	3,765	4,156
	35,592	28,931	27,406

Income Before Income Taxes	34,453	35,513	28,233

Provision for Income Taxes	11,362	12,301	9,475

Net Income	$23,091	$23,212	$18,758

Earnings Per Common Share
Basic	$3.37	$3.38	$2.72

Diluted	$3.33	$3.34	$2.70
See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2003, 2002 and 2001
(In Thousands, Except Per Share Data)

					Accumulated
					Other
			Additional		Comprehensive
	Comprehensive	Common	Paid-in	Retained	Income	Treasury
	Income	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2001	$ ---	$123	$17,461	$112,177	$ 384	$(59,096)	$71,049
Net income	18,758	---	---	18,758	---	---	18,758
Stock issued under Stock Option Plan	---	---	(301)	---	---	507	206
Dividends declared, $.50 per share	---	---	---	(3,446)	---	---	(3,446)
Change in unrealized gain on available-for-sale securities, net of income taxes of $184	326	---	---	---	326	---	326
Treasury stock purchased	---	---	---	---	---	(1,639)	(1,639)

Comprehensive income	$19,084

Balance, December 31, 2001	$ ---	123	17,160	127,489	710	(60,228)	85,254
Net income	23,212	---	---	23,212	---	---	23,212
Stock issued under Stock Option Plan	---	---	(127)	---	---	624	497
Dividends declared, $.70 per share	---	---	---	(4,770)	---	---	(4,770)
Change in unrealized gain on available-for-sale securities, net of income taxes of $902	1,858	---	---	---	1,858	---	1,858
Treasury stock purchased	---	---	---	---	---	(1,342)	(1,342)

Comprehensive income	$25,070

Balance, December 31, 2002	$ ---	123	17,033	145,931	2,568	(60,946)	104,709

Net income	23,091	---	---	23,091	---	---	23,091
Stock issued under Stock Option Plan	---	---	418	---	---	377	795
Dividends declared, $.71 per share	---	---	---	(4,863)	---	---	(4,863)
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(1,327)	(2,633)	---	---	---	(2,633)	---	(2,633)
Treasury stock purchased	---	---	---	---	---	(1,551)	(1,551)

Comprehensive income	$20,458

Balance, December 31, 2003		$123	$17,451	$164,159	$ (65)	$(62,120)	$119,548

See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001

Reclassification Disclosure
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $(1,057) for December 31, 2003; $2,073 for December 31, 2002; $231 for December 31, 2001	$(2,108)	$4,130	$418

Less reclassification adjustment for gain included in net income, net of income taxes of $263 for December 31, 2003; $1,171 for December 31, 2002; $47 for December 31, 2001	525	2,272	92

Change in unrealized gain (loss) on available-for- sale securities, net of income taxes	$(2,633)	$1,858	$326

See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001

Operating Activities
Net income	$ 23,091	$ 23,212	$ 18,758
Proceeds from sales of loans held-for-sale	146,839	106,487	104,997
Originations of loans held-for-sale	(140,816)	(98,939)	(105,766)
Items not requiring (providing) cash
Depreciation	2,761	2,593	2,259
Amortization	149	136	409
Provision for loan losses	4,800	5,800	5,200
Provision for losses on foreclosed assets	---	254	150
Net gains on loan sales	(2,187)	(1,575)	(1,756)
Net realized (gains) losses on available-for- sale securities	(795)	(3,443)	(139)
(Gain) loss on sale of premises and equipment	(160)	(76)	87
(Gain) loss on sale of foreclosed assets	931	(271)	(576)
Amortization of deferred income, premiums and discounts	1,546	659	(1,493)
Deferred income taxes	(2,569)	(2,654)	(1,306)
Changes in
Interest receivable	(372)	644	1,701
Prepaid expenses and other assets	(945)	132	90
Accounts payable and accrued expenses	(900)	(3,016)	(933)
Income taxes refundable/payable	2,329	(725)	1,781

Net cash provided by operating activities	33,702	29,218	23,463

See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001

Investing Activities
Net change in loans	$(52,919)	$(29,144)	$(48,976)
Purchase of loans	(73,897)	(31,448)	(45,990)
Proceeds from sale of student loans	9,141	10,838	11,700
Purchase of premises and equipment	(8,676)	(6,876)	(4,956)
Proceeds from sale of premises and equipment	3,146	235	87
Proceeds from sale of foreclosed assets	8,354	4,815	5,060
Capitalized costs on foreclosed assets	(243)	31	(523)
Proceeds from maturing held-to-maturity securities	8,104	11,687	5
Purchase of held-to-maturity securities	(9,450)	(26,811)	(17,315)
Proceeds from sale of available-for-sale securities	40,703	151,265	106,292
Proceeds from maturities, calls and repayments of available-for-sale securities	119,617	90,024	161,828
Purchase of available-for-sale securities	(189,633)	(239,087)	(363,762)
(Purchase) redemption of Federal Home Loan Bank stock	3,177	---	(867)

Net cash used in investing activities	(142,576)	(64,471)	(197,417)

See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001

Financing Activities
Net increase (decrease) in certificates of deposit	$ (28,205)	$ 36,730	$ 117,190
Net increase in checking and savings accounts	152,533	90,905	15,452
Proceeds from Federal Home Loan Bank advances and note payable to bank	1,246,000	2,829,500	1,459,300
Repayments of Federal Home Loan Bank advances and note payable to bank	(1,247,439)	(2,882,017)	(1,450,435)
Net increase (decrease) in short-term borrowings	10,230	(14,459)	16,068
Proceeds from issuance of trust preferred securities	---	---	17,250
Payment of financing costs on trust preferred securities	---	---	(924)
Advances to borrowers for taxes and insurance	(27)	(66)	(49)
Purchase of treasury stock	(1,551)	(1,342)	(1,639)
Dividends paid	(4,522)	(3,741)	(3,446)
Stock options exercised	795	497	206

Net cash provided by financing activities	127,814	56,007	168,973

Increase (Decrease) in Cash and Cash Equivalents	18,940	20,754	(4,981)

Cash and Cash Equivalents, Beginning of Year	55,874	35,120	40,101

Cash and Cash Equivalents, End of Year	$74,814	$55,874	$35,120

See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiaries, Great Southern Capital Trust I, the Bank and the Bank's wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC) and Great Southern Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior periods' amounts have been reclassified to conform to the 2003 financial statements presentation. These reclassifications had no effect on net income.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in common stock is based on a predetermined formula.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

Mortgage Loans Held-for-sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Nonbinding forward commitments to sell individual mortgage loans are generally acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held-for-sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Fees received from borrowers to guarantee the funding of mortgage loans held-for-sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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
December 31, 2003, 2002 and 2001
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

Foreclosed Assets Held-for-sale

Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expense on foreclosed assets.

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
December 31, 2003, 2002 and 2001
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

Earnings per share (EPS) were computed as follows:

	2003	2002	2001
	(In Thousands, Except Per Share Data)

Net income	$23,091	$23,212	$18,758

Average common shares outstanding	6,854	6,863	6,889

Average common share stock options outstanding	90	83	67

Average diluted common shares	6,944	6,946	6,956

Earnings per common share -- basic	$3.37	$3.38	$2.72

Earnings per common share -- diluted	$3.33	$3.34	$2.70

Options to purchase 16,600 shares of common stock were outstanding during the year ended December 31, 2002, but were not included in the computation of diluted earnings per share for that year because the options' exercise price was greater than the average market price of the common shares. There were no anti-dilutive options outstanding for the years ended December 31, 2003 and 2001.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
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

	Year Ended December 31,
	2003	2002	2001
	(In Thousands, Except Per Share Amounts)

Net income, as reported	$23,091	$23,212	$18,758
Less
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(383)	(260)	(358)

Pro forma net income	$22,708	$22,952	$18,400

Earnings per share
Basic -- as reported	$3.37	$3.38	$2.72

Basic -- pro forma	$3.31	$3.34	$2.67

Diluted -- as reported	$3.33	$3.34	$2.70

Diluted -- pro forma	$3.27	$3.30	$2.65

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consisted of interest-bearing deposits in other financial institutions.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Interest Rate Swaps

Interest rate swaps are carried at fair value determined using quoted dealer prices and are recognized in the statements of financial condition in the prepaid expenses and other assets caption. The Company uses interest rate swaps to help manage its interest rate risk from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and the liability exposes the Company to interest-rate risk. Amounts to be paid or received under interest-rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains or losses recognized in noninterest income.

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003 and 2002, respectively, was $24,176,000 and $13,219,000.

Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board (FASB) issued its Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of certain special purpose entities (SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. One financial liability of the Company that is impacted by FIN 46 is the Company's trust preferred securities and related debentures. This liability is, and has been, presented in the Company's financial statements as a liability and not a component of equity for financial reporting purposes. In addition, the Federal Reserve Board has allowed these securities to be included as capital for purposes of regulatory capital calculations. The FASB has issued a revised interpretation of FIN 46, which must be applied to certain variable instruments by March 31, 2004. At that time the Company expects for financial reporting purposes to de-consolidate the trust and to instead report the junior subordinated debentures of the Company owned by the trust. This is not expected to have a significant impact on the Company's financial statements. To date, no final determination has been reached for regulatory reporting purposes and the Federal Reserve Board has instructed bank holding companies to continue to include these securities in regulatory capital calculations until further notice.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 modifies the accounting for certain financial instruments that issuers previously could account for as equity. Under SFAS 150, certain instruments with characteristics of both liabilities and equity must be classified as liabilities in the balance sheets, with the corresponding payment to holders of the instruments recognized interest expense. The adoption of this standard had no impact on the financial position or results of operations of the Company as the Company's trust preferred securities were already classified as liabilities on the Company's balance sheets and recorded as interest expense on the statements of income.

Note 2: Investments in Debt and Equity Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:
	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

U.S. government agencies	$ 53,084	$ ---	$1,160	$ 51,924
Collateralized mortgage obligations	8,821	124	---	8,945
Mortgage-backed securities	170,596	1,547	640	171,503
States and political subdivisions	7,437	23	76	7,384
Corporate bonds	8,408	831	11	9,228
Equity securities	11,354	38	776	10,616
	$259,700	$2,563	$2,663	$259,600

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

U.S. government agencies	$11,000	$ ---	$ 2	$10,998
Collateralized mortgage obligations	5,082	---	11	5,071
Mortgage-backed securities	195,904	3,093	33	198,964
Corporate bonds	9,156	910	12	10,054
Equity securities	11,267	181	266	11,182
	$232,409	$4,184	$324	$236,269

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The amortized cost and fair value of available-for-sale securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value
	(In Thousands)

After one through five years	$ 246	$ 265
After ten years	68,683	68,272
Securities not due on a single maturity date	179,417	180,447
Equity securities	11,354	10,616

	$259,700	$259,600

The amortized cost and approximate fair values of securities classified as held-to-maturity are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
States and political subdivisions and industrial revenue bonds	$53,944	$2,614	$0	$56,558

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

States and political subdivisions and industrial revenue bonds	$52,587	$3,313	$0	$55,900

The amortized cost and fair value of held-to-maturity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
	Amortized Cost	Approximate Fair Value
	(In Thousands)

After one through five years	$ 223	$ 225
After five through ten years	8,881	9,485
After ten years	44,840	46,848

	$53,944	$56,558

The amortized cost of securities pledged as collateral to secure public deposits and for other purposes amounted to approximately $113,975,000 and $40,668,000 at December 31, 2003 and 2002, respectively, with approximate fair values of $113,908,000 and $40,594,000, respectively. The amortized cost of securities pledged as collateral to secure collateralized borrowing accounts amounted to approximately $69,078,000 and $43,043,000 at December 31, 2003 and 2002, respectively, with approximate fair values of $68,952,000 and $43,334,000, respectively. The amortized cost of securities pledged as collateral to secure Federal Home Loan Bank advances amounted to approximately $35,341,000 and $109,705,000 at December 31, 2003 and 2002, respectively, with approximate fair values of $35,195,000 and $111,069,000, respectively.

Certain investments in debt (and marketable equity) securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003, was approximately $137,065,000, which is approximately 43.4% of the Company's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increase in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealize Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$ 51,924	$1,160	$ ---	$ ---	$ 51,924	$1,160
Mortgage-backed securities	70,294	631	955	9	71,249	640
State and political subdivisions	3,192	76	---	---	3,192	76
Equity securities	7,385	115	2,814	661	10,199	776
Corporate bonds and ABS	---	---	501	11	501	11

	$132,795	$1,982	$4,270	$681	$137,065	$2,663

Note 3: Loans and Allowance for Loan Losses

Categories of loans at December 31, 2003 and 2002, include:

	2003	2002
	(In Thousands)

One-to-four family residential mortgage loans	$ 157,747	$169,506
Other residential mortgage loans	107,090	84,862
Commercial real estate loans	441,784	401,942
Other commercial loans	92,039	91,123
Construction loans	301,548	212,670
Installment, education and other loans	120,525	110,182
Prepaid dealer premium	2,903	2,261
Discounts on loans purchased	(13)	(37)
Undisbursed portion of loans in process	(109,004)	(55,468)
Allowance for loan losses	(20,844)	(21,288)
Deferred loan fees and gains, net	(821)	(742)

	$1,092,954	$995,011

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Transactions in the allowance for loan losses were as follows:

	2003	2002	2001
	(In Thousands)

Balance, beginning of year	$21,288	$21,328	$18,694

Provision charged to expense	4,800	5,800	5,200
Loans charged off, net of recoveries of $2,300 for 2003, $1,874 for 2002 and $2,335 for 2001	(5,244)	(5,840)	(2,566)

Balance, end of year	$20,844	$21,288	$21,328

The weighted average interest rate on loans receivable at December 31, 2003 and 2002, was 5.46% and 6.10%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans serviced for others were $39,330,000 and $36,826,000 at December 31, 2003 and 2002, respectively.

Gross impaired loans totaled approximately $7,391,000 and $14,521,000 at December 31, 2003 and 2002, respectively. An allowance for loan losses of $918,000 and $1,949,000 relates to these impaired loans at December 31, 2003 and 2002, respectively. There were no impaired loans at December 31, 2003, and two impaired loans at December 31, 2002, without a related allowance for loan losses assigned.

Interest of approximately $304,000, $828,000 and $1,283,000 was received on average impaired loans of approximately $8,716,000, $13,101,000 and $8,056,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest of approximately $441,000, $1,831,000 and $1,756,000 would have been recognized on an accrual basis during the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled approximately $347,000 and $1,024,000, respectively. Nonaccruing loans at December 31, 2003 and 2002, were approximately $7,044,000 and $13,497,000, respectively.

Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 9.

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential loans to all employees and directors have been granted at interest rates 1% above the Bank's cost of funds, subject to annual adjustments. At December 31, 2003 and 2002, loans outstanding to these directors and executive officers are summarized as follows:

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
	December 31, 2003	December 31, 2002
	(In Thousands)

Balance, beginning of year	$12,389	$10,073
New loans	9,631	6,962
Payments	(6,196)	(4,646)

Balance, end of year	$15,824	$12,389

Note 4: Foreclosed Assets Held-for-sale

Activity in the allowance for losses on foreclosed assets was as follows:

	2003	2002	2001
	(In Thousands)

Balance, beginning of year	$ 0	$ 150	$ ---
Provision charged to expense	---	---	150
Charge-offs, net of recoveries	---	(150)	---

Balance, end of year	$ 0	$ 0	$150

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2003	2002
	(In Thousands)

Land	$ 5,793	$ 4,728
Buildings and improvements	12,512	12,957
Furniture, fixtures and equipment	16,022	13,737
	34,327	31,422
Less accumulated depreciation	14,435	14,459

	$19,892	$16,963

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 6: Deposits

Deposits are summarized as follows:

	Weighted Average	December 31,
	Interest Rate	2003	2002
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	---	$ 120,790	$ 94,508
Interest-bearing checking	.92% - 1.08%	342,687	216,699
Savings accounts	1.53% - 1.23%	1,140	876

		464,617	312,083

Certificate accounts	0% - 1.99%	173,617	38,962
	2% - 2.99%	122,575	208,708
	3% - 3.99%	131,248	168,186
	4% - 4.99%	96,489	62,045
	5% - 5.99%	60,259	91,892
	6% - 6.99%	80,618	119,145
	7% and above	6,224	10,298

		671,030	699,236
Interest rate swap fair value adjustment		1,780	10,638

		$1,137,427	$1,021,957

The weighted average interest rate on certificates of deposit was 1.77% and 2.38% at December 31, 2003 and 2002, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $96,349,000 and $100,782,000 at December 31, 2003 and 2002, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $329,353,000 and $339,820,000 at December 31, 2003 and 2002, respectively.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
At December 31, 2003, scheduled maturities of certificates of deposit are as follows (in thousands):

2004	$298,774
2005	67,356
2006	22,336
2007	9,920
2008	22,147
Thereafter	250,497

$671,030

A summary of interest expense on deposits is as follows:

	2003	2002	2001
	(In Thousands)

Checking accounts	$ 3,013	$ 2,277	$ 2,443
Savings accounts	12	17	125
Certificate accounts	13,612	19,990	29,905
Early withdrawal penalties	(55)	(40)	(68)

	$16,582	$22,244	$32,405

Note 7: Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consist of the following:

	December 31, 2003		December 31, 2002
Due In	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(In Thousands, Except Interest Rates)

2003	$ ---	---%	$ 81,263	1.52%
2004	32,749	1.53	25,842	2.14
2005	3,100	6.62	3,201	6.62
2006	26,318	1.32	1,426	6.73
2007	3,357	7.14	3,474	7.13
2008	53,452	1.33	3,579	6.29
2009 and thereafter	85,811	3.74	87,441	3.89

	$204,787	2.55	$206,226	2.90

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 16, 2010. The interest rate on this advance is 4.75%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of January 20, 2011. The interest rate on this advance is 4.75%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 18, 2006. The interest rate on this advance is 1.04%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance on March 18, 2004, and quarterly thereafter.

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 15, 2008. The interest rate on this advance is 0.99%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance on March 14, 2004, and quarterly thereafter.

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 15, 2008. The interest rate on this advance is 0.98%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance on March 15, 2004, and quarterly thereafter.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances. Investment securities with approximate carrying values of $35,195,000 and $111,069,000, respectively, were specifically pledged as collateral for advances at December 31, 2003 and 2002. Loans with carrying values of approximately $539,990,000 and $536,720,000 were pledged as collateral for outstanding advances at December 31, 2003 and 2002, respectively.

Note 8: Short-term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2003	2002
	(In Thousands)

Federal funds purchased	$ ---	$ 4,800
Securities sold under reverse repurchase agreements	53,534	38,504

	$53,534	$43,304

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

Short-term borrowings had weighted average interest rates of 0.96% and 1.08% at December 31, 2003 and 2002, respectively. Short-term borrowings averaged approximately $51,361,000 and $33,380,000 for the years ended December 31, 2003 and 2002, respectively. The maximum amounts outstanding at any month end were $66,298,000 and $54,212,000 during those same periods.

Note 9: Note Payable to Bank

Previously, the Company had a line of credit with a commercial bank. The amount available under the line of credit was $12,000,000 at December 31, 2002. There were no amounts outstanding under the line at December 31, 2002. The note bore interest at LIBOR plus 1.25% due quarterly, was secured by all of the common stock of the Bank and matured November 1, 2003. Upon maturity the Company elected to not renew the line of credit.

The Bank has a potentially available $107,582,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2003. The line is secured primarily by commercial loans and was not drawn upon at December 31, 2003.

Note 10: Trust Preferred Securities

Great Southern Capital Trust I (GSBCP), a Delaware business trust subsidiary of the Company, has issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The Company records distributions payable on the trust preferred securities as interest expense for financial reporting purposes. The proceeds from the offering were used to pay off the Company's indebtedness under the previous note payable to bank. The trust preferred securities mature in 2031 and are redeemable at the Company's option beginning in 2006. The trust preferred securities qualify as Tier I capital for regulatory purposes.

The Company entered into an interest rate swap agreement to effectively convert this fixed rate debt to variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2003 and 2002, was 3.20% and 3.87%, respectively.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
Trust preferred securities are summarized as follows:

	2003	2002
	(In Thousands)

Trust preferred securities	$17,250	$17,250
Interest rate swap fair value adjustment	1,013	1,714

	$18,263	$18,964

Note 11: Income Taxes

The Company files a consolidated federal income tax return. During the time the Bank operated under a thrift charter, thrifts were allowed a percentage of otherwise taxable income as a statutory bad debt deduction, subject to limitations based on aggregate loans and savings balances. This percentage was most recently 8%. In August 1996 this statutory bad debt deduction was repealed and is no longer available for thrifts. In addition, bad debt allowances accumulated after 1988, which are presently included as a component of the net deferred tax asset, must be recaptured over a six-year period beginning with the period ended December 31, 1998. The amount of the deferred tax liability was fully recaptured by December 31, 2003.

As of December 31, 2003 and 2002, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2003 and 2002.

The provision for income taxes includes these components:

	2003	2002	2001
	(In Thousands)

Taxes currently payable	$13,931	$14,955	$10,781
Deferred income taxes	(2,569)	(2,654)	(1,306)

Income tax expense	$11,362	$12,301	$ 9,475

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2003	2002
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$ 7,295	$ 7,451
Accrued expenses	323	231
Partnership tax credits	214	168
Excess of cost over fair value of net assets acquired	200	187
Unrealized loss on available-for-sale securities	34	---
Write-down of foreclosed assets	235	---
Other	25	77

	8,326	8,114
Deferred tax liabilities
Tax bad debt allowance in excess of base year allowance	---	(302)
FHLB stock dividends	(575)	(575)
Unrealized gain on available-for-sale securities	---	(1,286)
Real estate investment trust dividends	(4,921)	(7,018)

	(5,496)	(9,181)

Net deferred tax asset (liability)	$2,830	$(1,067)

Reconciliations of the Company's provision for income taxes to the statutory corporate tax rates are as follows:

	2003	2002	2001

Tax at statutory rate	35.0%	35.0%	35.0%

Other	(2.0)	(.4)	(1.4)

	33.0%	34.6%	33.6%

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

Mortgage Loans Held-for-sale

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
December 31, 2003, 2002 and 2001
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

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$ 74,814	$ 74,814	$ 55,874	$ 55,874
Available-for-sale securities	259,600	259,600	236,269	236,269
Held-to-maturity securities	53,944	56,558	52,587	55,900
Mortgage loans held-for-sale	1,243	1,243	2,636	2,636
Loans, net of allowance for loan losses	1,092,954	1,099,190	995,011	1,002,983
Accrued interest receivable	6,938	6,938	6,566	6,566
Investment in FHLB stock	11,785	11,785	14,962	14,962
Interest rate swaps	2,794	2,794	12,353	12,353

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial liabilities
Deposits	$1,137,427	$1,138,173	1,021,957	1,028,027
FHLB advances	204,787	214,632	206,226	217,894
Short-term borrowings	53,534	53,534	43,304	43,304
Trust preferred securities	18,263	18,263	18,964	18,964
Accrued interest payable	1,679	1,679	2,485	2,485
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	---	---	---	---
Letters of credit	32	32	---	---
Lines of credit	---	---	---	---

Note 13: Operating Leases

The Company has entered into various operating leases at several of its locations. Some of the leases have renewal options.

At December 31, 2003, future minimum lease payments are as follows (in thousands):

2004	$551
2005	369
2006	344
2007	281
2008	273
Later Years	700

$2,518

Rental expense was $497,384, $408,183 and $413,568 for the years ended December 31, 2003, 2002 and 2001, respectively.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
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

At December 31, 2003, the notional amount of interest rate swaps outstanding was approximately $318,499,000, all consisting of swaps in a receivable position. At December 31, 2002, the notional amount of interest rate swaps outstanding was approximately $270,308,000, all consisting of swaps in a receivable position. The maturities of interest rate swaps outstanding at December 31, 2003 and 2002, in terms of notional amounts and their average pay and receive rates were as follows:

	Fixed to Variable	2003 Average Pay Rate	Average Receive Rate	Fixed to Variable	2002 Average Pay Rate	Average Receive Rate
	(In Millions)
Interest Rate Swaps
Expected Maturity Date
2003	$ ---	---%	---%	$36.0	.73%	5.52%
2004	7.0	.94	6.57	7.0	1.23	6.57
2005	15.5	.60	6.20	15.5	.89	6.20
2006	10.0	1.16	5.30	10.0	1.42	5.30
2007	5.0	1.13	2.75	10.0	1.36	3.50
2008	17.6	.96	3.60	27.6	1.28	3.85
2009	35.0	1.14	3.71	19.8	1.55	5.50
2010	19.9	1.12	3.13	---	---	---
2011	37.4	1.11	4.38	22.5	1.54	5.69
2012	9.9	1.15	5.51	10.0	1.40	5.50
2013	39.8	1.09	4.07	---	---	---
2015	10.0	1.11	4.25	---	---	---
2016	29.6	1.20	6.18	39.8	1.56	6.14
2017	39.9	1.10	4.78	54.9	1.40	4.70
2018	15.0	1.08	4.67	---	---	---
2023	9.7	1.14	5.10	---	---	---
2031	17.2	3.20	9.00	17.2	3.87	9.00

	$318.5	1.20	4.82	$270.3	1.47	5.49

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

At December 31, 2003 and 2002, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $20,988,000 and $4,721,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $2,340,000 and $4,065,000, at December 31, 2003 and 2002, respectively.

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

The Company had total outstanding letters of credit amounting to approximately $16,009,000 and $15,711,000, at December 31, 2003 and 2002, respectively, with $9,398,000 and $8,282,000, respectively, of the letters of credit having terms up to five years. The remaining $6,611,000 and $7,429,000 at December 31, 2003 and 2002, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue. The Federal Home Loan Bank has issued a letter of credit backing the Bank's letter of credit.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
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

At December 31, 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $141,850,000 and $26,677,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2002, the Bank had granted unused lines of credit to borrowers aggregating approximately $95,393,000 and $19,910,000 for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri. Although the Bank has a diversified portfolio, loans aggregating approximately $162,870,000 and $162,103,000 at December 31, 2003 and 2002, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area. Residential mortgages account for approximately $59,601,000 and $63,890,000 of this total at December 31, 2003 and 2002, respectively.

Note 16: Additional Cash Flow Information

	2003	2002	2001
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$16,868	$7,392	$6,959
Sale and financing of foreclosed assets	$3,120	$1,292	$2,479
Dividends declared but not paid	$1,369	$1,029	---

Additional Cash Payment Information
Interest paid	$23,969	$33,038	$46,839
Income taxes paid	$11,560	$15,676	$9,000

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
Note 17: Employee Benefits

The Company participates in a multi-employer defined benefit plan covering all employees who have met minimum service requirements. The Company's policy is to fund pension cost accrued. Employer contributions charged to expense for the years ended December 31, 2003, 2002 and 2001, were approximately $467,000, $246,000 and $230,000, respectively. As a member of a multi-employer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution pension plan covering substantially all employees. The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation, and also matches 50% of the employee's contribution on the next 2% of the employee's compensation. Employer contributions charged to expense for the years ended December 31, 2003, 2002 and 2001, were approximately $290,000, $255,000 and $313,000, respectively.

Note 18: Stock Option Plan

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 1,232,496 shares of common stock. This plan has terminated; therefore, no new stock options or awards may be granted under this plan. At December 31, 2003, there are 19,539 options outstanding under this plan.

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 800,000 shares of common stock. This plan has terminated; therefore, no new stock options or awards may be granted under this plan. At December 31, 2003, there are 168,028 options outstanding under this plan.

In addition, the Board of Directors of the Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 598,224 shares of common stock. At December 31, 2003, there are 101,475 options outstanding under the plan.

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

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The table below summarizes transactions under the Company's stock option plans:

	Available to Grant	Shares Under Option	Weighted Average Exercise Price

Balance, January 1, 2001	751,829	234,558	$ 16.510
Granted	(62,075)	62,075	26.291
Exercised	---	(54,932)	(16.052)
Forfeited	15,849	(15,849)	(20.134)

Balance, December 31, 2001	705,603	225,852	21.480
Granted	(67,050)	67,050	37.231
Exercised	---	(45,827)	(18.414)
Forfeited	16,465	(16,465)	(24.386)

Balance, December 31, 2002	655,018	230,610	26.462
Granted	(104,175)	104,175	40.491
Exercised	---	(33,508)	(21.218)
Forfeited from terminated plan(s)	---	(9,735)	(28.680)
Forfeited from current plan(s)	2,500	(2,500)	(40.468)
Termination of shares available to grant under prior plan(s)	(654,818)	---	---
Shares available to grant authorized under 2003 stock option plan	598,224	---	---

Balance, December 31, 2003	496,749	289,042	$ 31.930

The fair value of each option granted is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions:

	December 31, 2003	December 31, 2002	December 31, 2001

Dividends per share	$0.72	$0.56	$0.50
Risk-free interest rate	3.07%	2.93%	3.91%
Expected life of options	5 years	5 years	5 years
Weighted average fair value of options granted during year	$9.01	$9.83	$19.57

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The following table further summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$10.938 to $18.188	41,702	4.90 years	$16.255	21,162	$16.157
$21.500 to $28.375	84,765	5.40 years	$25.510	43,735	$25.166
$35.800 to $44.950	162,575	8.88 years	$39.299	3,750	$40.020

Note 19: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on deposits and on commitments and credit risk.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

As of December 31, 2003, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)

As of December 31, 2003
Total Risk-Based Capital
Great Southern Bancorp, Inc.	$151,457	12.3%	>$98,451	> 8.0%	N/A	N/A
Great Southern Bank	$148,719	12.1%	>$98,164	> 8.0%	>$122,705	> 10.0%

Tier I Risk-Based Capital
Great Southern Bancorp, Inc.	$136,007	11.1%	>$49,225	> 4.0%	N/A	N/A
Great Southern Bank	$133,313	10.9%	>$49,082	> 4.0%	>$73,623	> 6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$136,007	9.0%	>$60,157	> 4.0%	N/A	N/A
Great Southern Bank	$133,313	8.9%	>$60,059	> 4.0%	>$75,074	> 5.0%

As of December 31, 2002
Total Risk-Based Capital
Great Southern Bancorp, Inc.	$133,209	12.1%	>$87,840	> 8.0%	N/A	N/A
Great Southern Bank	$127,343	11.6%	>$87,986	> 8.0%	>$109,983	> 10.0%

Tier I Risk-Based Capital
Great Southern Bancorp, Inc.	$119,391	10.9%	>$43,920	> 4.0%	N/A	N/A
Great Southern Bank	$113,502	10.3%	>$43,993	> 4.0%	>$65,990	> 6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$119,391	8.6%	>$55,360	> 4.0%	N/A	N/A
Great Southern Bank	$113,502	8.2%	>$55,246	> 4.0%	>$69,058	> 5.0%

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003 and 2002, the Company and the Bank exceeded their minimum capital requirements. The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Note 21: Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2003, 2002 and 2001:

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$18,577	$18,791	$19,068	$19,742
Interest expense	6,245	5,906	5,503	5,509
Provision for loan losses	1,200	1,200	1,200	1,200
Net realized gains (losses) on available-for-sale securities	114	---	471	210
Net income	5,458	5,811	6,191	5,631
Earnings per common share -- diluted	.79	.84	.90	.81

	2002
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$19,781	$20,153	$20,513	$19,714
Interest expense	8,110	7,633	7,476	7,118
Provision for loan losses	1,350	1,650	1,300	1,500
Net realized gains (losses) on available-for-sale securities	595	2,229	621	(2)
Net income	5,402	6,534	5,919	5,357
Earnings per common share -- diluted	.78	.94	.85	.77

	2001
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$24,842	$22,096	$22,127	$20,432
Interest expense	13,571	12,408	10,504	9,410
Provision for loan losses	1,650	1,050	1,050	1,450
Net realized gains (losses) on available-for-sale securities	---	268	99	(228)
Net income	4,727	4,532	4,850	4,649
Earnings per common share -- diluted	.67	.65	.70	.68

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
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

The following table provides information about segment profits and segment assets and has been prepared using the same accounting policies as those described in the summary of significant accounting policies in Note 1. There are no material intersegment revenues. Thus, no reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to three operating segments of the Company. These segments include an insurance agency, a travel agency and discount brokerage services.

	Year Ended December 31, 2003
	Banking	All Other	Totals
	(In Thousands)

Interest income	$76,171	$8	$76,179
Interest expense	$23,164	---	$23,164
Depreciation and amortization	$2,808	$102	$2,910
Provision for income taxes	$11,221	$141	$11,362
Segment profit	$22,809	$282	$23,091
Segment assets	$1,537,776	$2,947	$1,540,723
Expenditures for additions to premises and equipment	$8,659	$17	$8,676

	Year Ended December 31, 2002
	Banking	All Other	Totals
	(In Thousands)

Interest income	$80,117	$44	$80,161
Interest expense	$30,337	---	$30,337
Depreciation and amortization	$2,607	$122	$2,729
Provision for income taxes	$12,105	$196	$12,301
Segment profit	$22,840	$372	$23,212
Segment assets	$1,398,930	$3,708	$1,402,638
Expenditures for additions to premises and equipment	$6,791	$85	$6,876

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
	Year Ended December 31, 2001
	Banking	All Other	Totals
	(In Thousands)

Interest income	$89,425	$72	$89,497
Interest expense	$45,907	---	$45,907
Depreciation and amortization	$2,246	$422	$2,668
Provision for income taxes	$9,570	$(95)	$9,475
Segment profit	$18,924	$(166)	$18,758
Segment assets	$1,319,989	$3,114	$1,323,103
Expenditures for additions to premises and equipment	$4,781	$175	$4,956

Note 23: Condensed Parent Company Statements

The condensed balance sheets at December 31, 2003 and 2002, and statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001, for the parent company, Great Southern Bancorp, Inc., are as follows:

	December 31,
	2003	2002
	(In Thousands)
Balance Sheets
Assets
Cash	$ 1,918	$ 5,410
Available-for-sale securities	---	285
Investment in subsidiary bank	134,104	116,134
Income taxes receivable	5	101
Premises and equipment	160	179
Prepaid expenses	846	878
Other assets	2,833	2,393
	$139,866	$125,380

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$ 1,908	$ 1,696
Trust preferred debentures	18,263	18,964
Income taxes payable	147	---
Deferred income taxes	---	11
Common stock	123	123
Additional paid-in capital	17,451	17,033
Retained earnings	164,159	145,931
Unrealized gain (loss) on available-for-sale securities, net	(65)	2,568
Treasury stock, at cost	(62,120)	(60,946)
	$139,866	$125,380

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In Thousands)

Statements of Income
Income
Dividends from subsidiary bank	$ 3,000	$ 500	$ 7,300
Interest and dividend income	4	178	348
Net realized gains on sales of available-for-sale securities	233	2,240	29

	3,237	2,918	7,677

Expense
Operating expenses	450	485	370
Interest expense	594	718	1,146

	1,044	1,203	1,516

Income before income tax and equity in undistributed earnings of subsidiaries	2,193	1,715	6,161

Provision (credit) for income taxes	(316)	431	(398)

Income before equity in earnings of subsidiaries	2,509	1,284	6,559

Equity in undistributed earnings of subsidiaries	20,582	21,928	12,199

	$23,091	$23,212	$18,758

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$ 23,091	$ 23,212	$ 18,758
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(20,582)	(21,928)	(12,199)
Depreciation	19	16	2
Amortization	31	40	34
Net realized (gains) losses on sales of available-for-sale securities	(233)	(2,240)	(29)
Changes in
Prepaid expenses and other assets	1	(4)	(942)
Accounts receivable	(1,141)	---	---
Accounts payable and accrued expenses	(129)	127	496
Income taxes	243	434	(398)

Net cash provided by (used in) operating activities	1,300	(343)	5,722

Investing Activities
Purchase of fixed assets	---	(65)	---
Proceeds from sale of available-for-sale securities	486	9,963	129
Other investments	---	(50)	---
Investment in subsidiary	---	---	(534)

Net cash provided by (used in) investing activities	486	9,848	(405)

Financing Activities
Proceeds from issuance of trust preferred securities	---	---	17,250
Net decrease in short-term borrowings	---	---	(17,841)
Dividends paid	(4,522)	(3,741)	(3,446)
Stock options exercised	795	497	206
Treasury stock purchased	(1,551)	(1,342)	(1,639)

Net cash used in financing activities	(5,278)	(4,586)	(5,470)

Increase (Decrease) in Cash	(3,492)	4,919	(153)

Cash, Beginning of Year	5,410	491	644

Cash, End of Year	$ 1,918	$ 5,410	$ 491

Additional Cash Payment Information
Interest paid	$ 597	$ 720	$ 1,186

NEXT PAGE

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.   CONTROLS AND PROCEDURES.

          An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of December 31, 2003 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

          During the quarter ended December 31, 2003, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)         Directors of the Registrant

         Nominees to Serve a Three-Year Term Expiring at the 2007 Annual Meeting

          William V. Turner, age 71, has served as the Chairman of the Board of Great Southern since 1974, Chief Executive Officer of Great Southern from 1974 to 2000, and President of Great Southern from 1974 to 1997. Mr. W. Turner has served in similar capacities with Bancorp since its incorporation in 1989. Mr. W. Turner has also served as Chairman of the Board and President of Great Southern Financial Corporation (a subsidiary of Great Southern) since its incorporation in 1974. Mr. W. Turner is the father of Joseph W. Turner, who is a Director and the Chief Executive Officer and President of Bancorp and Great Southern. Mr. W. Turner is also the father of Julie T. Brown, who is a Director of Bancorp and Great Southern.

          Julie T. Brown, age 42, was first appointed a Director of Great Southern and Bancorp in 2002. Ms. Brown is an attorney and shareholder with the Springfield, Missouri law firm of Carnahan, Evans, Cantwell and Brown, P.C. having joined the firm in February 1996. Carnahan, Evans, Cantwell and Brown, P.C. represents both Great Southern and Bancorp in corporate matters. Ms. Brown is active in local civic affairs, serving on the Boards of the Community Foundation of the Ozarks, and the Discovery Center of Springfield, among others. Ms. Brown is the daughter of William V. Turner, who is a Director and the Chairman of the Board of Bancorp and Great Southern, and the sister of Joseph W. Turner, who is a Director and the Chief Executive Officer and President of Bancorp and Great Southern.

NEXT PAGE

          Earl A. Steinert, Jr., age 67, was first appointed a Director of Great Southern and Bancorp in 2004. Mr. Steinert has been a practicing Certified Public Accountant since 1962. He is co-owner of EAS Investment Enterprises Inc., which owns and operates two Hampton Inns and a Hampton Inn and Suites in Springfield, Missouri. He is also managing general partner/owner of Mid American Real Estate Partners, which owns and operates apartments. Mr. Steinert is a member of the American Institute of Certified Public Accountants and Missouri Society of CPAs. None of these entities are affiliated with Bancorp.

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

Directors Serving a Three-Year Term Expiring at the 2005 Annual Meeting

          William E. Barclay, age 74, was first elected a Director of Great Southern in 1975 and of Bancorp in 1989. Mr. Barclay is the founder and has served as President and/or Chairman of Auto-Magic Full Service Car Washes in Springfield, Missouri since 1962. Mr. Barclay also founded Barclay Love Oil Company in Springfield, Missouri in 1964, founded a chain of Ye Ole Buggy Bath Self-Service Car Washes in Springfield, Missouri in 1978 and opened a Jiffy Lube franchise in Springfield, Missouri in 1987. None of these entities are affiliated with Bancorp.

          Larry D. Frazier, age 66, was first elected a Director of Great Southern and of Bancorp in May 1992. Mr. Frazier was elected a Director of Great Southern Financial Corporation (a subsidiary of Great Southern) in 1976, where he served until his election as Director of Great Southern and Bancorp. Mr. Frazier is retired from White River Valley Electric Cooperative in Branson, Missouri, where he served as Chief Executive Officer from 1975 to 1998. Mr. Frazier also has served as President of Rural Missouri Cable T.V., Inc. since 1979. These entities are not affiliated with Bancorp.

NEXT PAGE

Directors Serving a Three-Year Term Expiring at the 2006 Annual Meeting

          Thomas J. Carlson, age 51, was first appointed a Director of Bancorp in January 2001. He is the co-owner of Carlson Gardner, Inc., a real estate development company that has been in business since 1993. He co-owns and is a member of Missouri Equity Partners, L.L.C. and Mid America Property Management, L.L.C. He is the President and Chief Executive Officer of Pointe Royale Development, Inc., a real estate development company. Mr. Carlson serves on the Board of Directors of ITEC Attractions, Inc., which owns the IMAX Theater in Branson, Missouri. Mr. Carlson, an attorney, is active in local political and civic affairs. He was a member of the Springfield City Council from 1983 to 1985, serving as Mayor Pro Tem from 1985 to 1987. He was Mayor of the City of Springfield from 1987 to 1993. Thereafter, he served on the Springfield-Branson Regional Airport Board. In 1997, he was again re-elected to the Springfield City Council. In 2001, he was again elected Mayor of the City of Springfield, a position he continues to hold. None of these entities are affiliated with Bancorp.

          Joseph W. Turner, age 39, joined Great Southern in 1991 and became an officer of Bancorp in 1995. Mr. J. Turner became a Director in 1997 and currently serves as President and Chief Executive Officer of Bancorp and Great Southern. Prior to joining Great Southern, Mr. J. Turner was an attorney with the Kansas City, Missouri law firm of Stinson, Mag and Fizzell. Mr. J. Turner is the son of William V. Turner, who is a Director and the Chairman of the Board of Bancorp and Great Southern. Mr. J. Turner is the brother of Julie T. Brown, who is a Director of Bancorp and Great Southern.

         (b)         Executive Officers of the Registrant

          Included under Part I of this Form 10-K.

          (c)          Audit Committee Membership

         The Audit Committee of Bancorp's Board of Directors consists of Directors Barclay, Carlson, Frazier and Steinert. The Board of Directors has determined that Mr. Steinert is an "audit committee financial expert," as defined in the SEC's rules, and that Mr. Steinert is "independent," as independence is defined for audit committee members in the listing standards of the Nasdaq Stock Market.

          (d)          Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Exchange Act requires Bancorp's directors, its executive officers and persons who own more than ten percent of the Common Stock, to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC and to furnish Bancorp with copies of all such ownership reports. Based solely on Bancorp's review of the copies of the ownership reports furnished to Bancorp, and written representations relative to the filing of certain forms, Bancorp is aware of one late filing for William V. Turner for one transaction in June 2003; two late filings for Joseph W. Turner for one transaction in April 2003 and one transaction in December 2003; three late filings for Julie T. Brown for one transaction in August 2003, one transaction in April 2003 and one transaction in January 2003; one late filing for Steven G. Mitchem for one transaction in April 2003; one late filing for Larry A. Larimore for one transaction in April 2003; one late filing for Douglas W. Marrs for one transaction in April 2003; one late filing for Larry D. Frazier for one transaction in August 2003; one late filing for Thomas J. Carlson for one transaction in August 2003; and one late filing for William E. Barclay for one transaction in August 2003.

         (e)          Code of Ethics

          On February 18, 2004, the Company adopted a revised written Code of Ethics based upon the standards set forth under Item 406 of the SEC's Regulation S-K. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K.

NEXT PAGE

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

          The following table sets forth information concerning the compensation of William V. Turner, the Chairman of the Board; Joseph W. Turner, the President and Chief Executive Officer; Rex A. Copeland, the Treasurer; and Steven G. Mitchem, the Chief Lending Officer of Great Southern Bank. No other executive officer earned a salary and bonus in excess of $100,000 for fiscal 2003.

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Options (#)	All Other Compensation ($)(2)

William V. Turner	Fiscal 2003	218,530	172,268	8,000	119,927
Chairman of the Board	Fiscal 2002	239,071	176,731	7,500	117,039
	Fiscal 2001	232,329	140,308	7,500	113,717

Joseph W. Turner	Fiscal 2003	201,934	172,268	8,000	10,932
Chief Executive Officer and	Fiscal 2002	198,938	176,731	7,500	9,657
President	Fiscal 2001	188,370	140,308	7,500	13,751

Rex A. Copeland	Fiscal 2003	130,667	14,410	3,500	6,068
Treasurer	Fiscal 2002	122,500	13,530	3,000	5,696
	Fiscal 2001	110,750	12,210	3,000	497

Steven G. Mitchem	Fiscal 2003	115,798	12,766	3,500	5,425
Chief Lending Officer	Fiscal 2002	109,792	12,100	3,000	5,145
	Fiscal 2001	104,583	11,550	3,000	4,292
_________________
(1)	Includes directors' fees for Mr. W. Turner of $36,000, $36,000 and $32,100 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively; and for Mr. J. Turner of $24,000, $24,000 and $19,500 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.
(2)	Fiscal 2003 includes: (a) company matching contributions to Bancorp's 401(k) plan (Mr. W. Turner - $8,000, Mr. J. Turner - $8,000, Mr. R. Copeland - $5,789 and Mr. S. Mitchem - $5,146), (b) term life insurance premiums paid by Great Southern for the benefit of Mr. W. Turner - $279, Mr. J. Turner - $279, Mr. R. Copeland - $279 and Mr. S. Mitchem - $279, (c) compensation under applicable Internal Revenue Service regulations for personal use of Great Southern's aircraft by Mr. W. Turner - $3,162 and Mr. J. Turner - $2,653 and (d) annual benefit payments under Bancorp's pension plan to Mr. W. Turner - $108,486.

NEXT PAGE

Option Grants During the Fiscal Year Ended December 31, 2003

          The following table sets forth options to acquire shares of Common Stock which were granted during fiscal 2003 to the executive officers named in the Summary Compensation Table.

OPTIONS GRANTS IN FISCAL 2003

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to All Employees in Fiscal 2003	Exercise or Base Price ($ per share)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
					5% ($)	10% ($)

William V. Turner	8,000	7.7%	$40.24	9-25-2013	$202,454	$513,058
Joseph W. Turner	8,000	7.7	40.24	9-25-2013	202,454	513,058
Rex A. Copeland	3,500	3.4	40.24	9-25-2013	88,574	224,463
Steven G. Mitchem	3,500	3.4	40.24	9-25-2013	88,574	224,463

_______________
(1)	Options for William V. Turner, Joseph W. Turner, Rex A. Copeland and Steven G. Mitchem vest 25% per year after a two year holding period beginning on the date of grant (September 25, 2003), and must be exercised within 10 years of the grant.

Option Exercises and Fiscal Year-End Values

          The following table sets forth all stock options exercised by the named executives during fiscal 2003 and the number and value of unexercised options held by such executive officers at December 31, 2003.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

William V. Turner	3,750	$72,276	9,375	19,250	$187,920	$206,507
Joseph W. Turner	5,000	68,613	16,250	19,250	353,381	206,507
Rex A. Copeland	1,250	22,229	1,270	12,290	31,305	200,015
Steven G. Mitchem	---	---	2,900	10,300	72,625	142,668

______________
(1)	Value realized is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.
(2)	The value of unexercised options was calculated at a per share price of $46.37, based on the closing price of the Common Stock as reported on the Nasdaq National Market System on December 31, 2003, less the exercise price per share.

NEXT PAGE

Employment Agreements

          William V. Turner and Joseph W. Turner (the "Employees") have entered into employment agreements with Great Southern (the "Employment Agreements"). The Employment Agreements provide for an annual base salary in an amount not less than the Employee's then-current salary and an initial term of five years with respect to Mr. W. Turner, and five years with respect to Mr. J. Turner. The Employment Agreements provide for an extension of one year, in addition to the then-remaining term, on each anniversary of the effective date of the agreements subject to the Board's discretion. The Employment Agreements provide that Great Southern may terminate the employment of either of the Employees for "cause," as defined in the Employment Agreements, at any time. The Employment Agreements also provide that in the event Great Southern chooses to terminate the employment of either of the Employees for reasons other than for cause, or in the event either of the Employees resigns from Great Southern upon the failure of the Great Southern Board of Directors to reelect the Employee to his current office or upon a material lessening of his functions, duties or responsibilities, the employee would be entitled to the payments owed for the remaining term of the agreement. If the employment of either of the Employees is terminated in connection with or within 12 months of a "change in control" of Great Southern or Bancorp, each of the Employees would be entitled to (i) a lump sum payment equal to 299% of the Employee's base amount of compensation as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended, and (ii) continued payment of his salary under the applicable Employment Agreement for the term of the agreement. If Messrs. W. Turner and J. Turner had been entitled to the lump sum payments described in clause (i) of the preceding sentence as of December 31, 2003, the payments would have amounted to $1,231,672 and $887,973, respectively.

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

NEXT PAGE

          The following table illustrates annual pension benefits payable upon retirement, subject to limits established by federal law, based on various levels of compensation and years of service and assuming payment in the form of a straight-life annuity. Covered compensation includes all regular and overtime pay excluding bonuses and commissions. At December 31, 2003, Messrs. J. Turner, R. Copeland and S. Mitchem had 11, 3 and 12 years, respectively, of credited service under the pension plan. Mr. W. Turner is no longer accruing additional benefits under the plan and, in 2003, received annual benefit payments of $108,486 under the pension plan. The benefits under this plan are not subject to Social Security or other offsets.

PENSION PLAN TABLE

Average Annual	Years of Service
Covered Compensation	10	20	30	40

$ 50,000	$10,000	$ 20,000	$ 30,000	$ 40,000
100,000	20,000	40,000	60,000	80,000
150,000	30,000	60,000	90,000	120,000
200,000	40,000	80,000	120,000	160,000(1)
250,000	50,000	100,000	150,000	160,000(1)
300,000	60,000	120,000	160,000(1)	160,000(1)
350,000	70,000	140,000	160,000(1)	160,000(1)
400,000	80,000	160,000(1)	160,000(1)	160,000(1)
450,000	90,000	160,000(1)	160,000(1)	160,000(1)
________________
(1) The maximum retirement benefit currently permitted by federal law is $160,000 per year for this type of plan.

NEXT PAGE

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth certain information, as of March 8, 2004 (the "Record Date") as to those persons believed by management of Bancorp to be beneficial owners of more than five percent of the outstanding shares of Common Stock. Persons, legal or natural, and groups beneficially owning in excess of five percent of the Common Stock are required to file certain reports regarding such ownership with Bancorp and with the United States Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Where appropriate, historical information set forth below is based on the most recent Schedule 13D or 13G filed on behalf of such person with Bancorp. Other than those persons listed below, management is not aware of any person or group that owns more than five percent of the Common Stock as of the Record Date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

William V. Turner Ann S. Turner Turner Family Limited Partnership Turner Family Foundation 925 St. Andrews Circle Springfield, MO 65809	1,039,802(3)	15.15%

Robert M. Mahoney Joyce B. Mahoney Tri-States Company 4940 S. Farm Road 189 Suite 500 Rogersville, MO 65742	527,384(4)	7.70

Earl A. Steinert, Jr. 1736 E. Sunshine Springfield, MO 65804	460,500(5)	6.72
____________________
(1)	Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.
(2)	The percentage ownership is based on the number of shares outstanding as of the Record Date.
(3)	Under Rule 13d-3 under the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of that date. This figure includes 9,375 shares which may be acquired through option exercises by William V. Turner. This figure also includes 36,978 shares held in various capacities by Ann S. Turner, Mr. W. Turner's wife, which Mr. W. Turner may be deemed to beneficially own, 14,826 shares held by the Turner Family Foundation which Mr. and Mrs. Turner may be deemed to beneficially own and 783,012 shares held by the Turner Family Limited Partnership which Mr. and Mrs. W. Turner may be deemed to beneficially own. Mr. W. Turner disclaims beneficial ownership as to shares beneficially owned by Ann S. Turner and the Turner Family Foundation, and 258,678 shares owned by the Turner Family Limited Partnership. This figure also includes 195,611 shares held in various capacities by William V. Turner, Mrs. Turner's husband, which Mrs. Turner may be deemed to beneficially own. Mrs. Turner disclaims beneficial ownership as to shares beneficially owned by William V. Turner, and 258,768 shares owned by the Turner Family Limited Partnership.

NEXT PAGE

(4)	Robert M. Mahoney, Joyce B. Mahoney and Tri-States Service Company reported ownership of 486,184 shares in a Schedule 13D filed on July 3, 1997. The Schedule 13D was a joint filing pursuant to Rule 13d-1(k)(1) of the Exchange Act. Joyce B. Mahoney and Tri-States Service Company disclaim beneficial ownership as to all shares. Robert M. Mahoney reported sole voting and dispositive power as to all shares. Robert M. Mahoney notified the Company that he purchased an additional 41,200 shares during 2001, reporting total ownership as Robert Mahoney Trust - 215,867 shares, Joyce Mahoney Trust - 215,867 shares and Tri-States Service Company - 95,650 shares.
(5)	As reported by Earl A. Steinert, Jr. in a Schedule 13D filed on March 13, 1997. Earl A. Steinert, Jr. reported sole voting and dispositive power as to 391,500 shares and shared voting and dispositive power as to 69,000 shares. The 69,000 shares include 54,000 shares held by Earl A. Steinert, Jr. Trustee of the Earl A. Steinert Trust II and 15,000 shares held by Dorothy E. Steinert, Earl A. Steinert and Barbara Lee Stole, Joint Tenants. Earl A. Steinert, Jr. disclaims beneficial ownership as to these 69,000 shares.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

William V. Turner	1,039,802(3)	15.15%
Earl A. Steinert, Jr.	460,500(4)	6.72
Joseph W. Turner	56,592(5)	.82
Larry D. Frazier	55,000.80
William E. Barclay	8,048.12
Julie T. Brown	3,432.05
Thomas J. Carlson	1,500.02
Steven G. Mitchem	38,163(6)	.56
Rex A. Copeland	5,968(7)	.09
Directors and Executive Officers
as a Group (11 persons)	1,673,534(8)	24.32
_______________
(1)	Amounts include shares held directly, as well as shares held jointly with family members, in retirement accounts, in a fiduciary capacity, by certain family members, by certain related entities or by trusts of which the directors and executive officers are trustees or substantial beneficiaries, with respect to which shares the respective director or executive officer may be deemed to have sole or shared voting and/or dispositive powers. Under Rule 13d-3 the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of that date. Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.
(2)	The percentage ownership is based on the number of shares outstanding as of the Record Date.
(3)	For a detailed discussion of Mr. W. Turner's ownership, see Footnote 3 to the immediately preceding table.
(4)	For a detailed discussion of Mr. Steinert's ownership, see Footnote 5 to the immediately preceding table.
(5)	This figure includes 11,250 shares that may be acquired through option exercises.
(6)	This figure includes 3,200 shares that may be acquired through option exercises.
(7)	This figure includes 2,520 shares that may be acquired through option exercises.
(8)	The figure includes an aggregate of 29,347 shares that may be acquired through option exercises by all directors and executive officers as a group.

NEXT PAGE

          The following table sets forth information as of December 31, 2003 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	289,042	31.930	496,749(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	289,042	31.930	496,749(1)
___________________
(1) Under the Company's 2003 Stock Option and Incentive Plan, up to all remaining shares could be issued to plan participants as restricted stock.

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

NEXT PAGE

          No directors, executive officers or their affiliates, had aggregate indebtedness to Great Southern on below market rate loans exceeding $60,000 at any time since January 1, 2003 except as noted below.

Name	Position	Date of Loan	Largest Amount Outstanding Since 01/01/03	Balance as of 12/31/03	Interest Rate at 12/31/03	Type

Joseph W. Turner	CEO and President of Bancorp and Great Southern	09/14/98	$280,668	$273,489	2.56%	Home Mortgage

Rex A. Copeland	Treasurer of Bancorp; Senior Vice President and CFO of Great Southern	06/01/00	174,876	167,242	2.86%	Home Mortgage

Steven G. Mitchem	Senior Vice President and Chief Lending Officer of Great Southern	06/22/98	136,965	131,595	2.58%	Home Mortgage

Larry A. Larimore	Secretary of Bancorp and Great Southern; Vice President of Great Southern	08/17/00	207,974	203,146	2.69%	Home Mortgage

Douglas W. Marrs	Vice President - Operations of Great Southern	08/06/01	97,824	95,670	2.69%	Home Mortgage

Julie T. Brown	Director	07/30/03	346,000	340,979	2.69%	Home Mortgage

Thomas J. Carlson	Director	07/01/03	284,000	281,419	2.69%	Home Mortgage

William E. Barclay	Director	10/14/03	412,000	411,240	2.58%	Home Mortgage

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          During the fiscal years ended December 31, 2003 and 2002, BKD, LLP provided various audit, audit related and non-audit services to Bancorp. Set forth below are the aggregate fees billed for these services:

(a)	Audit Fees: Aggregate fees billed for professional services rendered for the audit of Bancorp's annual financial statements, reviews of financial statements included in Bancorp's Quarterly Reports on Form 10-Q and internal control attestations for those fiscal years: $101,075 - 2003; $90,700 - 2002.
(b)	Audit Related Fees: Aggregate fees billed for professional services rendered related to audits of employee benefit plans and consultation on accounting matters: $22,375 - 2003; $29,115 - 2002.
(c)	Tax Fees: Aggregate fees billed for professional services rendered related to tax compliance, tax advice and tax consultations: $14,160 - 2003; $6,200 - 2002.
(d)	All other fees: Aggregate fees billed for all other professional services, including compliance work, 401(k) plan administration and internal audit (2002 only): $14,425 - 2003; $39,990 - 2002.

NEXT PAGE

          The audit committee preapproves all audit and permissible non-audit services to be provided by BKD, LLP and the estimated fees for these services.

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

NEXT PAGE

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

The Registrant's 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 33-30597) as Annex A to the Registrant's Definitive Proxy Statement for the fiscal year ended December 31, 2002, is incorporated herein by reference as Exhibit 10.6.

(11)	Statement re computation of per share earnings

The Statement re computation of per share earnings is included in Note 1 of the Consolidated Financial Statements under Part II, Item 8 above.

(12)	Statements re computation of ratios

The Statement re computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Inapplicable.

(14)	Code of Ethics

The Code of Ethics is attached as Exhibit 14.

(16)	Letter re change in certifying accountant

Inapplicable.

NEXT PAGE

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

	(24)	Power of attorney

Included as part of signature page.

	(99)	Additional Exhibits

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	1.	Report filed on January 20, 2004, to disclose a press release announcing the Registrant's financial results for its fourth quarter and fiscal year ended December 31, 2003.

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 15, 2004	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director (Duly Authorized Representative)

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ William V. Turner William V. Turner	Chairman of the Board	March 15, 2004

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

/s/ William E. Barclay William E. Barclay	Director	March 15, 2004

/s/ Larry D. Frazier Larry D. Frazier	Director	March 15, 2004

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 15, 2004

/s/ Julie T. Brown Julie T. Brown	Director	March 15, 2004

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 15, 2004

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

10.2	Employment Agreement of William V. Turner
10.4	Employment Agreement of Joseph W. Turner
12	Statement of Ratio of Earnings to Fixed Charges
14	Code of Ethics
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
32	Section 1350 Certifications