Form 10-K/A
period 2003-12-31
GREAT SOUTHERN BANCORP INC
filed 2004-03-31
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

NEXT PAGE

         The purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Great Southern Bancorp, Inc. ("Bancorp") is to conform the disclosures made in Part III of the Form 10-K with the disclosures made in Bancorp's definitive proxy statement for its upcoming annual meeting of stockholders.

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

NEXT PAGE

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

         (b)         Executive Officers of the Registrant

          Included under Part I of this Form 10-K.

         (c)         Audit Committee Membership

         The Audit Committee of Bancorp's Board of Directors consists of Directors Barclay, Carlson, Frazier and Steinert. The Board of Directors has determined that Mr. Steinert is an "audit committee financial expert," as defined in the rules of the Securities and Exchange Commission (the "SEC"), and that Mr. Steinert is "independent," as independence is defined for audit committee members in the listing standards of the Nasdaq Stock Market.

NEXT PAGE

          (d)          Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Bancorp's directors, its executive officers and persons who own more than ten percent of the Common Stock, to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC and to furnish Bancorp with copies of all such ownership reports. Based solely on Bancorp's review of the copies of the ownership reports furnished to Bancorp, and written representations relative to the filing of certain forms, Bancorp is aware of one late filing for William V. Turner for one transaction in June 2003; two late filings for Joseph W. Turner for one transaction in April 2003 and one transaction in December 2003; three late filings for Julie T. Brown for one transaction in August 2003, one transaction in April 2003 and one transaction in January 2003; one late filing for Steven G. Mitchem for one transaction in April 2003; one late filing for Larry A. Larimore for one transaction in April 2003; one late filing for Douglas W. Marrs for one transaction in April 2003; one late filing for Larry D. Frazier for one transaction in August 2003; one late filing for Thomas J. Carlson for one transaction in August 2003; and one late filing for William E. Barclay for one transaction in August 2003.

         (e)          Code of Ethics

         On February 18, 2004, Bancorp adopted a revised written Code of Ethics based upon the standards set forth under Item 406 of the SEC's Regulation S-K. The Code of Ethics applies to all of Bancorp's directors, officers and employees. A copy of the Bancorp's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

William V. Turner Ann S. Turner Turner Family Limited Partnership Turner Family Foundation 925 St. Andrews Circle Springfield, MO 65809	1,039,802(3)	15.15%

Robert M. Mahoney Joyce B. Mahoney Tri-States Service Company 4940 S. Farm Road 189 Suite 500 Rogersville, MO 65742	527,384(4)	7.70

Earl A. Steinert, Jr. 1736 E. Sunshine Springfield, MO 65804	460,500(5)	6.72
____________________
(1)	Due to the rules for determining beneficial ownership, the same securities may be attributed as being beneficially owned by more than one person. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.
(2)	The percentage ownership is based on the number of shares outstanding as of the Record Date.
(3)	Under Rule 13d-3 under the Exchange Act, share amounts shown for Bancorp's officers and directors include shares that they may acquire upon the exercise of options that are exercisable at the Record Date or will become exercisable within 60 days of that date. This figure includes 9,375 shares which may be acquired through option exercises by William V. Turner. This figure also includes 36,978 shares held in various capacities by Ann S. Turner, Mr. W. Turner's wife, which Mr. W. Turner may be deemed to beneficially own, 14,826 shares held by the Turner Family Foundation which Mr. and Mrs. Turner may be deemed to beneficially own and 783,012 shares held by the Turner Family Limited Partnership which Mr. and Mrs. W. Turner may be deemed to beneficially own. Mr. W. Turner disclaims beneficial ownership as to shares beneficially owned by Ann S. Turner and the Turner Family Foundation, and 258,678 shares owned by the Turner Family Limited Partnership. This figure also includes 195,611 shares held in various capacities by William V. Turner, Mrs. Turner's husband, which Mrs. Turner may be deemed to beneficially own. Mrs. Turner disclaims beneficial ownership as to shares beneficially owned by William V. Turner, and 258,768 shares owned by the Turner Family Limited Partnership.

NEXT PAGE

(4)	Robert M. Mahoney, Joyce B. Mahoney and Tri-States Service Company reported ownership of 486,184 shares in a Schedule 13D filed on July 3, 1997. The Schedule 13D was a joint filing pursuant to Rule 13d-1(k)(1) of the Exchange Act. Joyce B. Mahoney and Tri-States Service Company disclaim beneficial ownership as to all shares. Robert M. Mahoney reported sole voting and dispositive power as to all shares. Robert M. Mahoney notified the Company that he purchased an additional 41,200 shares during 2001, reporting total ownership as Robert Mahoney Trust - 215,867 shares, Joyce Mahoney Trust - 215,867 shares and Tri-States Service Company - 95,650 shares.
(5)	As reported by Earl A. Steinert, Jr. in a Schedule 13D filed on March 13, 1997. Earl A. Steinert, Jr. reported sole voting and dispositive power as to 391,500 shares and shared voting and dispositive power as to 69,000 shares. The 69,000 shares include 54,000 shares held by Earl A. Steinert, Jr. Trustee of the Earl A. Steinert Trust II and 15,000 shares held by Dorothy E. Steinert, Earl A. Steinert and Barbara Lee Stole, Joint Tenants. Earl A. Steinert, Jr. disclaims beneficial ownership as to these 69,000 shares.

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

NEXT PAGE

          The following table sets forth information as of December 31, 2003 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	289,042	$31.930	496,749(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	289,042	$31.930	496,749(1)
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

         The spouses of President and Chief Executive Joseph W. Turner and Director Julie T. Brown are members of the law firm of Lathrop & Gage, LC, which represents Great Southern in various matters. Fees paid to this firm during 2003 for services rendered to Great Southern totaled $438,609.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The Audit Committee of Bancorp's Board of Directors has engaged the independent certified public accounting firm of BKD, LLP to audit Bancorp's financial statements for the 2004 fiscal year, subject to the ratification of the appointment by Bancorp's stockholders at the upcoming annual meeting of stockholders. Representatives of BKD, LLP are expected to attend the annual meeting to respond to appropriate questions and to make a statement if they so desire.

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

NEXT PAGE

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

GREAT SOUTHERN BANCORP, INC.
Date: March 31, 2004	By:	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Duly Authorized Representative)

NEXT PAGE

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of Sarbanes-Oxley Act