Form 10-K/A
period 2003-12-31
GREAT SOUTHERN BANCORP INC
filed 2004-04-01
CIK 854560

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

NEXT PAGE

         The purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Great Southern Bancorp, Inc. ("Bancorp") is to correct typographical errors in the certifications set forth at Exhibit 31.1 and Exhibit 31.2, to conform them with current SEC requirements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: April 1, 2004	By:	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Duly Authorized Representative)

2
NEXT PAGE

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of Sarbanes-Oxley Act

3
END