Form 10-Q
period 2004-03-31
GREAT SOUTHERN BANCORP INC
filed 2004-05-07
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2004

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

Yes /X/     No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 6,850,215 shares of common stock, par value $.01, outstanding at May 6, 2004.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash	$ 66,285	$ 67,694
Interest-bearing deposits in other financial institutions	23,878	7,120
Cash and cash equivalents	90,163	74,814
Available-for-sale securities	275,534	259,600
Held-to-maturity securities (fair value $47,440 - March 2004;
$56,558 - December 2003)	46,107	53,944
Mortgage loans held for sale	399	1,243
Loans receivable, net of allowance for loan losses of
$21,329 - March 2004; $20,844 - December 2003	1,128,552	1,092,954
Interest receivable:
Loans	5,316	5,019
Investments	1,665	1,919
Prepaid expenses and other assets	12,304	7,689
Foreclosed assets held for sale, net	3,396	9,034
Premises and equipment, net	21,042	19,892
Investment in Federal Home Loan Bank stock	8,672	11,785
Deferred income taxes	2,707	2,830
Total Assets	$ 1,595,857	$ 1,540,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,207,032	$ 1,137,427
Federal Home Loan Bank advances	149,479	204,787
Short-term borrowings	83,634	53,534
Subordinated debentures issued to capital trust	18,637	18,263
Accrued interest payable	1,590	1,679
Advances from borrowers for taxes and insurance	472	202
Accounts payable and accrued expenses	4,835	3,944
Income taxes payable	4,829	1,339
Total Liabilities	1,470,508	1,421,175
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued
12,325,002 shares	123	123
Additional paid-in capital	17,556	17,451
Retained earnings	168,979	164,159
Accumulated other comprehensive income (loss)	1,025	(65)
	187,683	181,668
Less treasury common stock, at cost; March 2004 - 5,472,149 shares;
December 2003- 5,473,649 shares	62,334	62,120
Total Stockholders' Equity	125,349	119,548
Total Liabilities and Stockholders' Equity	$ 1,595,857	$ 1,540,723
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	March 31,
	2004	2003
	(Unaudited)
INTEREST INCOME
Loans	$ 16,365	$ 15,321
Investment securities and other	3,487	3,256
TOTAL INTEREST INCOME	19,852	18,577
INTEREST EXPENSE
Deposits	4,073	4,511
Federal Home Loan Bank advances	1,231	1,451
Short-term borrowings and subordinated debentures issued to capital trust	341	283
TOTAL INTEREST EXPENSE	5,645	6,245
NET INTEREST INCOME	14,207	12,332
PROVISION FOR LOAN LOSSES	1,200	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,007	11,132
NONINTEREST INCOME
Commissions	1,933	1,383
Service charges and ATM fees	2,836	2,437
Net gains on loan sales	265	552
Net realized gains (losses) on sales of available-for-sale
securities	(8)	114
Other income	506	478
TOTAL NONINTEREST INCOME	5,532	4,964
NONINTEREST EXPENSE
Salaries and employee benefits	5,128	4,279
Net occupancy and equipment expense	1,657	1,450
Postage	431	421
Insurance	172	163
Advertising	195	155
Office supplies and printing	197	209
Expense on foreclosed assets	167	263
Other operating expenses	1,351	949
TOTAL NONINTEREST EXPENSE	9,298	7,889
INCOME BEFORE INCOME TAXES	9,241	8,207
PROVISION FOR INCOME TAXES	3,050	2,749
NET INCOME	$ 6,191	$ 5,458
BASIC EARNINGS PER COMMON SHARE	$.90	$.80
DILUTED EARNINGS PER COMMON SHARE	$.89	$.79
DIVIDENDS DECLARED PER COMMON SHARE	$.20	$.15

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 6,191	$ 5,458
Proceeds from sales of loans held for sale	10,947	29,372
Originations of loans held for sale	(9,939)	(24,842)
Items not requiring (providing) cash:
Depreciation	643	599
Amortization	48	35
Provision for loan losses	1,200	1,200
Net gains on loan sales	(265)	(552)
Net realized (gains) losses on sale of available-for-
sale securities	8	(114)
Gain on sale of premises and equipment	(9)	(31)
Gain on sale of foreclosed assets	(10)	(189)
Amortization of deferred income, premiums and discounts	37	559
Deferred income taxes	(447)	(347)
Changes in:
Interest receivable	(43)	97
Prepaid expenses and other assets	(868)	53
Accounts payable and accrued expenses	802	(354)
Income taxes refundable/payable	3,490	3,088
Net cash provided by operating activities	11,785	14,032
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(36,556)	(15,231)
Purchase of loans	(6,636)	(21,323)
Proceeds from sale of student loans	5,507	6,300
Purchase of premises and equipment	(2,036)	(1,093)
Proceeds from sale of premises and equipment	252	1,145
Proceeds from sale of foreclosed assets	7,129	2,130
Capitalized costs on foreclosed assets	(170)	(60)
Proceeds from maturing held-to-maturity securities	7,840	21,827
Proceeds from called investment securities	25,000	1,000
Principal reductions on mortgage-backed securities	12,691	29,366
Purchase of held-to-maturity securities	--	(16,383)
Proceeds from sale of available-for-sale securities	24,748	28,645
Purchase of available-for-sale securities	(77,084)	(41,084)
Redemption of Federal Home Loan Bank stock	3,113	--
Net cash used in investing activities	(36,202)	(4,761)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	9,761	(12,055)
Net increase in checking and savings deposits	56,423	39,451
Proceeds from Federal Home Loan Bank advances	--	519,000
Repayments of Federal Home Loan Bank advances	(55,308)	(544,307)
Net increase in short-term borrowings	30,100	357
Advances from borrowers for taxes and insurance	270	272
Purchase of treasury stock	(303)	(187)
Dividends paid	(1,371)	(1,029)
Stock options exercised	194	193
Net cash provided by financing activities	39,766	1,695
INCREASE IN CASH AND CASH EQUIVALENTS	15,349	10,966
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,814	55,874
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 90,163	$ 66,840

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2003, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2003 filed with the Securities and Exchange Commission.

NOTE 2: OPERATING SEGMENTS

         The Company's banking operation is its only reportable segment. The banking operation segment is principally engaged in the business of originating residential and commercial real estate loans, commercial business loans and consumer loans. These loans are funded through the attraction of deposits from the general public and correspondent account relationships, brokered deposit originations, and borrowings from the Federal Home Loan Bank ("FHLBank") and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

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

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$ 19,851	$ 1	$ 19,852	$ 18,574	$ 3	$ 18,577
Non-interest income	3,589	1,943	5,532	3,580	1,384	4,964
Segment profit	6,046	145	6,191	5,342	116	5,458

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

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income	$6,191	$5,458
Unrealized holding gains (losses), net of income taxes	1,087	(275)
Less: reclassification adjustment
for gains (losses) included in
net income, net of income taxes	(3)	74
	1,090	(349)
Comprehensive income	$7,281	$5,109

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of certain special purpose entities ("SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. One financial liability of the Company that is impacted by FIN 46 is the Company's trust preferred securities and related debentures. Through December 31, 2003, the trust preferred securities were presented in the Company's financial statements as a liability and not a component of equity for financial reporting purposes. In addition, the Federal Reserve Board has allowed these securities to be included as Tier 1 capital for purposes of regulatory capital calculations. The FASB issued a revised interpretation of FIN 46, which was required to be applied to certain variable instruments by March 31, 2004. This revised interpretation requires the Company to de-consolidate the trust for financial reporting purposes and to instead report the junior subordinated debentures of the Company owned by the trust. This change did not have a significant impact on the Company's financial statements. As a result of the issuance of the revised interpretation, the Federal Reserve Board proposed a rule on May 6, 2004 relating to the qualification of trust preferred securities as Tier 1 capital. While no assurance can be given as to what the final rule will provide or as to when or whether the final rule will be adopted, under the proposed rule, trust preferred securities would generally continue to qualify as Tier 1 capital.

NEXT PAGE

NOTE 5: STOCK OPTION PLAN

          The Company has a stock-based employee compensation plan, which is described more fully in the Company's December 31, 2003 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$6,191	$5,458
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(121)	(83)
Pro forma net income	$6,070	$5,375
Earnings per share
Basic - as reported	$ .90	$ .80
Basic - pro forma	$ .89	$ .78
Diluted - as reported	$ .89	$ .79
Diluted - pro forma	$ .87	$ .77

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

NEXT PAGE

General

         The following should be read in conjunction with Management's Discussion and Analysis in the Company's December 31, 2003 Annual Report on Form 10-K.

          The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

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

NEXT PAGE

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

         During the three months ended March 31, 2004, the Company increased total assets by $55 million to $1.60 billion. Net loans increased by $35 million. The main loan areas experiencing increases were commercial real estate, commercial construction and multi-family residential. Available-for-sale investment securities increased by $16 million, which was primarily an increase in United States government agency debt securities and an increase in United States government agency mortgage-backed securities. Held-to-maturity investment securitites decreased by $8 million primarily as the result of the repayment of one investment in an industrial development bond. Cash and cash equivalents increased $15 million primarily due to higher balances of interest-bearing deposits and larger cash letter settlements at March 31, 2004. The Company had excess funds to invest due to increased customer deposit balances at March 31, 2004. Prepaid expenses and other assets increased $5 million, primarily as a result of recording the change in mark-to-market value of the Company's interest rate swaps. Based upon the terms of these swap agreements, in accordance with generally accepted accounting principles, the Company records changes in the market value of its interest rate swaps in the category "other assets," with a corresponding increase or decrease to the liability being hedged. Foreclosed assets decreased $6 million primarily due to the sale of one significant real estate asset that was foreclosed in 2003.

         Total liabilities increased $49 million from December 31, 2003 to March 31, 2004, to $1.47 billion. Deposits increased $70 million and short-term borrowings increased $30 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. Retail certificates of deposit increased $3 million, to $345 million. Total brokered deposits were $336 million at March 31, 2004, up from $329 million at December 31, 2003. The weighted average cost of these brokered deposits was approximately 213 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the entire brokered certificate of deposit portfolio to a rate that is approximately 113 basis points lower than the retail certificate of deposit portfolio. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Interest-bearing checking balances accounted for $56 million of the increase in deposits. Non-interest-bearing checking balances increased $1 million. Checking and savings account balances totaled $521 million at March 31, 2004, up from $465 million at December 31, 2003. The Company is a correspondent bank for several local financial institutions, which led to a portion of the increase in checking account balances. FHLBank advances decreased $55 million, from $204 million at December 31, 2003, to $149 million at March 31, 2004. Funds from the additional deposits and short-term borrowings were used to repay FHLBank advances as they came due.

         Stockholders' equity increased $5.8 million, to $125.3 million, primarily as a result of net income of $6.2 million and an increase in accumulated other comprehensive income of $1.1 million, partially offset by dividend declarations of $1.4 million and net treasury stock repurchases of $109,000. The Company repurchased 6,353 shares of common stock at an average price of $47.66 per share during the three months ended March 31, 2004 and reissued 7,853 shares of treasury stock at an average price of $23.07 per share to cover stock option exercises.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         The increase in net income of $733,000, or 13.4%, for the three months ended March 31, 2004 compared to the same period in 2003, was primarily due to an increase in net interest income of $1.9 million, or 15.2%, and an increase in noninterest income of $568,000, or 11.4%. These were partially offset by an increase in noninterest expense of $1.4 million, or 17.9%, and an increase in provision for income taxes of $301,000, or 10.9%, during the three month period.

Total Interest Income

         Total interest income increased $1.3 million, or 6.9%, during the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. The increase was due to a $1.0 million, or 6.8%, increase in interest income on loans and a $231,000, or 7.1%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances, although interest income for both was negatively impacted by lower average rates of interest.

Interest Income - Loans

         During the three months ended March 31, 2004, interest income on loans increased from higher average balances, partially offset by lower average interest rates. Interest income increased $1.6 million as the result of an increase in average loan balances from $1.02 billion during the three months ended March 31, 2003, to $1.13 billion during the three months ended March 31, 2004. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending. The Bank's one- to four-family residential loan portfolio has decreased since December 31, 2000, due to the origination of a greater portion of fixed-rate rather than adjustable-rate loans (as a result of customer preference due to low market rates of interest). The Bank generally sells these fixed-rate loans in the secondary market.

         Interest income decreased $556,000 as the result of lower average interest rates. The average yield on loans decreased from 6.00% during the three months ended March 31, 2003, to 5.77% during the three months ended March 31, 2004, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. See "Net Interest Income" for a discussion of the changes to the "primate rate" of interest during the periods compared.

Interest Income - Investments and Other Interest-earning Assets

         Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates during the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. Interest income increased $486,000 as a result of an increase in average balances from $297 million during the three months ended March 31, 2003, to $353 million during the three months ended March 31, 2004. Interest income decreased $255,000 as a result of a decrease in average yields from 4.39% during the three months ended March 31, 2003, to 3.95% during the three months ended March 31, 2004, due to lower market rates of interest in 2004.

NEXT PAGE

Total Interest Expense

         Total interest expense decreased $600,000, or 9.6%, during the three months ended March 31, 2004 when compared with the same period in 2003. The decrease during the three month period was due to a $438,000, or 9.7%, decrease in interest expense on deposits and a $220,000, or 15.2%, decrease in interest expense on FHLBank advances, partially offset by a $58,000, or 20.5%, increase in interest expense on short-term borrowings and subordinated debentures issued to capital trust.

Interest Expense - Deposits

         Interest expense on deposits decreased $831,000 due to lower average interest rates on time deposits from 2.24% during the three months ended March 31, 2003, to 1.76% during the three months ended March 31, 2004, and decreased $77,000 as a result of lower average balances of time deposits from $698 million during the three months ended March 31, 2003, to $684 million during the three months ended March 31, 2004. The average interest rates decreased due to lower overall market rates of interest and the effect of the Company's interest rate swaps. Interest on demand deposits increased $426,000 due to higher average balances from $221 million during the three months ended March 31, 2003, to $370 million during the three months ended March 31, 2004, and increased $42,000 due to higher average rates from 1.08% during the three months ended March 31, 2003, to 1.15% during the three months ended March 31, 2004. Interest on savings deposits increased a total of $2,000 due to higher average balances and higher average rates.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

         Interest expense on FHLBank advances, short-term borrowings and subordinated debentures issued to capital trust decreased $160,000 due to lower average rates of interest from 2.61% in the three months ended March 31, 2003, to 2.37% in the three months ended March 31, 2004. The Company's use of FHLBank advances, short-term borrowings and subordinated debentures that reprice frequently (daily, monthly, or quarterly) contributed to the decrease in average rates of interest. Interest expense decreased $2,000 due to virtually unchanged average balances of $266 million during the three months ended March 31, 2004 and 2003, respectively.

NEXT PAGE

Net Interest Income

         The Company's overall interest rate spread increased 10 basis points, or 2.8%, from 3.53% during the three months ended March 31, 2003, to 3.63% during the three months ended March 31, 2004. The increase was due to a 40 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 30 basis point decrease in the weighted average yield received on interest-earning assets. In comparing the two periods, the yield on loans decreased 23 basis points while the yield on investment securities and other interest-earning assets decreased 44 basis points. The rates paid on deposits decreased 42 basis points while the rates paid on FHLBank advances and other borrowings decreased 24 basis points. The Company's overall net interest margin increased 8 basis points, or 2.1%, from 3.74% during the three months ended March 31, 2003, to 3.82% during the three months ended March 31, 2004.

         The prime rate of interest averaged 4.25% during the three months ended March 31, 2003, compared to an average of 4.00% during the three months ended March 31, 2004. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on loans. The decrease in the weighted average yield received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and increased balances of interest-bearing deposits, which earned a rate of interest much lower than the Company's investment securities.

         Interest rates paid on deposits, FHLBank advances and other borrowings decreased during the three months ended March 31, 2004, compared to the three months ended March 31, 2003. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

         The provision for loan losses was unchanged at $1.2 million during the three months ended March 31, 2004 and 2003, respectively. Net charge-offs during the three months ended March 31, 2004 were $715,000 compared to net charge-offs of $2.4 million during the three months ended March 31, 2003. The Company had established a loan loss allowance as of December 31, 2003 sufficient to cover the charge-offs taken during the three months ended March 31, 2004.

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

         The Bank's allowance for loan losses as a percentage of total loans was 1.85% and 1.87% at March 31, 2004 and December 31, 2003, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

         Non-performing assets decreased $5.6 million during the three months ended March 31, 2004, from $16.4 million at December 31, 2003 to $10.8 million at March 31, 2004. Non-performing assets as a percentage of total assets were 0.68% at March 31, 2004. Non-performing loans increased $41,000, or 0.6%, and were $7.4 million at March 31, 2004. Foreclosed assets decreased $5.6 million, or 62.4%, from $9.0 million at December 31, 2003 to $3.4 million at March 31, 2004.

         Non-performing Loans. The $41,000 increase in non-performing loans was due to the addition of several smaller unrelated loans to the non-performing category. Partially offsetting this increase was the transfer to foreclosed assets of one relationship with a remaining balance of $504,000. This relationship involves a restaurant and small motel in Springfield, Missouri, and was most recently described as a non-performing loan in the December 31, 2003, Annual Report on Form 10-K. The restaurant and motel are now closed and a marketing strategy for the properties is currently being assessed. Commercial loans comprise $5.5 million, or 74%, of the total $7.4 million non-performing loans at March 31, 2004. Three unrelated credit relationships, totaling $1.5 million, $928,000, and $521,000, respectively, were the largest relationships in the non-performing loan portfolio at March 31, 2004. The $1.5 million relationship is comprised of five loans, which are primarily secured by the automobile floor plan assets of a car dealership in Springfield, Missouri. The $928,000 relationship is secured by a commercial retail shopping center in Stone County near Branson, Missouri. The $521,000 relationship is secured primarily by a dinner theater in Branson, Missouri, as well as additional real estate collateral and business assets. Each of these three relationships was most recently described as a non-performing loan in the December 31, 2003, Annual Report on Form 10-K.

NEXT PAGE

         Foreclosed Assets. Foreclosed assets decreased $5.6 million to $3.4 million at March 31, 2004. The decrease was primarily related to the sale of one asset relationship totaling $6.0 million. This relationship was most recently discussed as foreclosed assets in the December 31, 2003, Annual Report on Form 10-K, and involved condominium buildings and lots, single-family residences and lots, a golf course, and other developed and undeveloped land. Great Southern recognized no additional loss upon the sale of these assets. Of the total $3.4 million of foreclosed assets at March 31, 2004, foreclosed real estate totaled $2.7 million and repossessed automobiles totaled $696,000. Of the total real estate assets, two relationships account for $1.0 million. The first relationship has a remaining balance of $504,000 and was discussed above in Non-performing Loans. The second relationship has a remaining balance of $511,000 as of March 31, 2004, and involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This relationship was foreclosed in late 2002 and is currently being marketed for sale. This relationship was most recently described in the December 31, 2003, Annual Report on Form 10-K and was included in foreclosed assets at that time.

         Potential Problem Loans. Potential problem loans increased $170,000 during the three months ended March 31, 2004 from $6.9 million at December 31, 2003 to $7.0 million at March 31, 2004. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. During the three months ended March 31, 2004, potential problem loans experienced increases and decreases due to relatively small loan relationships being added to and deleted from the potential problem loan category. At March 31, 2004, three significant unrelated relationships represent the majority of the potential problem loan total. These relationships total $2.3 million, $1.4 million, and $1.3 million, respectively. The $2.3 million relationship is secured primarily by commercial real estate, equipment and inventory in Springfield, Missouri. The $1.4 million relationship is secured primarily by a motel in Springfield, Missouri. The $1.3 million relationship is secured by a motel in Branson, Missouri. Each of these three relationships was most recently described as a potential problem loan in the December 31, 2003, Annual Report on Form 10-K.

NEXT PAGE

Noninterest Income

         Total noninterest income increased $568,000, or 11.4%, in the three months ended March 31, 2004 when compared to the same period in 2003. The increase was primarily due to: (i) a net increase in commission revenues earned by the Company's travel, insurance and investment divisions in 2004 of $550,000, or 39.8%; and (ii) an increase in service charges and ATM fees of $399,000, or 16.4%. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds transactions by customers, and increases in fees charged for insufficient funds checks. Increases in commission revenues occurred in the travel and investments divisions. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In late 2003, we began to implement some strategic sales initiatives in our investment division and throughout our branch network. Increased sales of a variety of investment products were realized during the three months ended March 31, 2004, as a result of these initiatives.

         This increase was partially offset by: (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $287,000, or 52.0%; and (ii) a decrease in net realized gains on sales of available-for-sale securities of $122,000. During the three months ended March 31, 2004, the Bank sold fewer residential loans than in the same period during 2003. During both periods, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, higher levels of refinancing activity occurred in the three months ended March 31, 2003.

Noninterest Expense

         Total non-interest expense increased $1.4 million, or 17.9%, in the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. The increase was primarily due to: (i) an increase of $849,000, or 19.8%, in salaries and employee benefits primarily due to increased incentives paid to investment and travel personnel due to increased commission revenue generated, the hiring of additional experienced personnel to fill commercial lending, credit administration, and branch supervisory positions, the opening during 2003 of two loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $207,000, or 14.3%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment; and (iii) smaller increases and decreases in other non-interest expense areas, such as expense on foreclosed assets, postage, advertising, insurance, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.5% in the three months ended March 31, 2003, to 33.0% in the three months ended March 31, 2004.

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

	Three Months Ended March 31,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,134,894	$16,365	5.77%	$1,021,501	$15,321	6.00%
Investment securities and other
interest-earning assets	352,901	3,487	3.95	296,973	3,256	4.39
Total interest-earning assets	1,487,795	19,852	5.34	1,318,474	18,577	5.64
Noninterest-earning assets:
Cash and cash equivalents	61,513			39,889
Other nonearning assets	24,362			26,796
Total assets	$1,573,670			$1,385,159
Interest-bearing liabilities:
Demand deposits	$ 370,426	1,064	1.15	$ 221,149	596	1.08
Savings deposits	1,023	4	1.56	819	2.98
Time deposits	684,365	3,005	1.76	698,294	3,913	2.24
Total deposits	1,055,814	4,073	1.54	920,262	4,511	1.96
FHLBank advances and other borrowings	265,866	1,572	2.37	266,198	1,734	2.61
Total interest-bearing liabilities	1,321,680	5,645	1.71	1,186,460	6,245	2.11
Noninterest-bearing liabilities:
Demand deposits	119,924			84,379
Other liabilities	8,338			6,029
Total liabilities	1,449,942			1,276,868
Stockholders' equity	123,728			108,291
Total liabilities and stockholders' equity	$1,573,670			$1,385,159
Net interest income		$14,207			$12,332
Interest rate spread			3.63%			3.53%
Net interest margin(1)			3.82%			3.74%
Average interest-earning assets to average interest-bearing liabilities	112.57%			111.13%

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

	Three Months Ended March 31,
	2004 vs. 2003
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(556)	$1,600	$1,044
Investment securities and
other interest-earning assets	(255)	486	231
Total interest-earning assets	(811)	2,086	1,275
Interest-bearing liabilities:
Demand deposits	42	164	161
Savings deposits	1	1	2
Time deposits	(831)	(77)	(908)
Total deposits	(788)	350	(438)
FHLBank advances and other borrowings	(160)	(2)	(162)
Total interest-bearing liabilities	(948)	348	(600)
Net interest income	$ 137	$1,738	$1,875

NEXT PAGE

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2004, the Company had commitments of approximately $196 million to fund loan originations, unused lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $125.3 million, or 7.9% of total assets of $1.60 billion at March 31, 2004, compared to equity of $119.5 million, or 7.8%, of total assets of $1.54 billion at December 31, 2003.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On March 31, 2004, the Bank's Tier 1 risk-based capital ratio was 10.93%, total risk-based capital ratio was 12.19% and the Tier 1 leverage ratio was 8.84%. As of March 31, 2004, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2004, the Company's Tier 1 risk-based capital ratio was 11.05%, total risk-based capital ratio was 12.31% and the leverage ratio was 8.95%. As of March 31, 2004, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

         At March 31, 2004, the held-to-maturity investment portfolio included no gross unrealized losses.

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

NEXT PAGE

         Statements of Cash Flows. During the three months ended March 31, 2004 and 2003, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $11.8 million during the three months ended March 31, 2004, and $14.0 million during the three months ended March 31, 2003.

         During the three months ended March 31, 2004 and 2003, investing activities used cash of $36.2 million and $4.8 million, respectively, primarily due to the net increase of loans in each period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $39.8 million during the three months ended March 31, 2004 and $1.7 million during the three months ended March 31, 2003. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

         Dividends. During the three months ended March 31, 2004, the Company declared and paid dividends of $0.20 per share, or 22% of net income per share, compared to dividends declared and paid of $0.15, or 19% of net income per share during the three months ended March 31, 2003. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2004, the Company repurchased 6,353 shares of its common stock at an average price of $47.66 per share and reissued 7,853 shares of treasury stock at an average price of $23.07 per share to cover stock option exercises. During the three months ended March 31, 2003, the Company repurchased 4,895 shares of its common stock at an average price of $38.12 per share and reissued 8,067 shares of treasury stock at an average price of $23.03 per share to cover stock option exercises.

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

          The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2004, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is nearly neutral.

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

NEXT PAGE

         In addition to the disclosures previously made by the Company in the December 31, 2003, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at March 31, 2004.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2004	$ 7.0	0.89%	6.57%
2005	15.5	0.55	6.20
2006	10.0	1.13	5.30
2007	5.0	1.06	2.75
2008	12.6	0.86	3.77
2009	40.0	1.08	3.66
2010	19.9	1.08	3.13
2011	47.4	1.05	3.98
2012	9.8	1.11	5.51
2013	39.5	1.06	4.08
2015	9.8	1.07	4.25
2016	44.6	1.13	5.45
2017	29.9	1.07	5.04
2018	15.0	1.03	4.67
2023	9.6	1.08	5.10
2031	17.3	3.23	9.00

Total Notional Amount	$ 332.9	1.15%	4.74%

Fair Value	$ 339.5

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

         On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first quarter of 2004 is as follows.
	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
January 1, 2004 - January 31, 2004	3,913	$47.02	3,913	257,181
February 1, 2004 - February 29, 2004	1,442	48.84	1,442	255,739
March 1, 2004 - March 31, 2004	998	48.45	998	254,741
Total	6,353	$47.66	6,353
_________________
(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

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

Great Southern Bancorp, Inc.
Registrant
Date: May 7, 2004	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2004	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of Sarbanes-Oxley Act

END