Form 10-Q
period 2004-06-30
GREAT SOUTHERN BANCORP INC
filed 2004-08-06
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2004

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

MARYLAND
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

Yes /X/     No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 13,702,852 shares of common stock, par value $.01, outstanding at August 5, 2004.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	June 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS
Cash	$ 77,779	$ 67,694
Interest-bearing deposits in other financial institutions	1,563	7,120

Cash and cash equivalents	79,342	74,814
Available-for-sale securities	334,848	259,600
Held-to-maturity securities (fair value $50,032 - June 2004;
$56,558 - December 2003)	49,396	53,944
Mortgage loans held for sale	2,074	1,243
Loans receivable, net of allowance for loan losses of
$21,978 - June 2004; $20,844 - December 2003	1,177,267	1,092,954
Interest receivable:
Loans	5,280	5,019
Investments	1,905	1,919
Prepaid expenses and other assets	5,960	7,689
Foreclosed assets held for sale, net	2,971	9,034
Premises and equipment, net	22,360	19,892
Investment in Federal Home Loan Bank stock	12,742	11,785
Deferred income taxes	6,023	2,830

Total Assets	$ 1,700,168	$ 1,540,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,232,637	$ 1,137,427
Federal Home Loan Bank advances	229,164	204,787
Short-term borrowings	83,026	53,534
Subordinated debentures issued to capital trust	18,062	18,263
Accrued interest payable	1,581	1,679
Advances from borrowers for taxes and insurance	705	202
Accounts payable and accrued expenses	9,120	3,944
Income taxes payable	253	1,339

Total Liabilities	1,574,548	1,421,175

Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding
June 2004 - 13,702,688 shares; issued December 2003 - 12,325,002 shares	137	123
Additional paid-in capital	17,547	17,451
Retained earnings	111,636	164,159
Accumulated other comprehensive income (loss)	(3,700)	(65)

	125,620	181,668
Less treasury common stock, at cost; December 2003- 5,473,649 shares	--	62,120

Total Stockholders' Equity	125,620	119,548

Total Liabilities and Stockholders' Equity	$ 1,700,168	$ 1,540,723
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$ 16,785	$15,728	$ 33,149	$ 31,049
Investment securities and other	3,712	3,063	7,199	6,319

TOTAL INTEREST INCOME	20,497	18,791	40,348	37,368

INTEREST EXPENSE
Deposits	4,066	4,229	8,139	8,740
Federal Home Loan Bank advances	1,266	1,341	2,497	2,792
Short-term borrowings and subordinated debentures
issued to capital trust	400	336	740	619

TOTAL INTEREST EXPENSE	5,732	5,906	11,376	12,151

NET INTEREST INCOME	14,765	12,885	28,972	25,217
PROVISION FOR LOAN LOSSES	1,200	1,200	2,400	2,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,565	11,685	26,572	22,817

NONINTEREST INCOME
Commissions	2,053	1,486	3,986	2,870
Service charges and ATM fees	3,339	2,843	6,175	5,280
Net gains on loan sales	320	565	585	1,117
Net realized gains (losses) on sales of
available-for-sale securities	--	--	(8)	114
Other income	303	431	808	909

TOTAL NONINTEREST INCOME	6,015	5,325	11,546	10,290

NONINTEREST EXPENSE
Salaries and employee benefits	5,317	4,553	10,445	8,832
Net occupancy and equipment expense	1,764	1,551	3,421	3,001
Postage	444	398	875	819
Insurance	187	130	359	292
Advertising	213	187	407	342
Office supplies and printing	203	231	400	440
Expense on foreclosed assets	91	244	258	507
Other operating expenses	1,374	1,033	2,726	1,983

TOTAL NONINTEREST EXPENSE	9,593	8,327	18,891	16,216

INCOME BEFORE INCOME TAXES	9,987	8,683	19,227	16,891
PROVISION FOR INCOME TAXES	3,296	2,872	6,345	5,622

NET INCOME	$ 6,691	$ 5,811	$ 12,882	$ 11,269

BASIC EARNINGS PER COMMON SHARE	$.49	$.42	$.94	$.82

DILUTED EARNINGS PER COMMON SHARE	$.48	$.42	$.92	$.81

DIVIDENDS DECLARED PER COMMON SHARE	$.11	$.09	$.21	$.17
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 12,882	$ 11,269
Proceeds from sales of loans held for sale	32,202	68,477
Originations of loans held for sale	(30,928)	(64,102)
Items not requiring (providing) cash:
Depreciation	1,317	1,265
Amortization	95	70
Provision for loan losses	2,400	2,400
Net gains on loan sales	(585)	(1,117)
Net realized (gains) losses on sale of available-
for-sale securities	8	(114)
Gain on sale of premises and equipment	(17)	(161)
Gain on sale of foreclosed assets	(15)	(189)
Amortization of deferred income, premiums and discounts	239	979
Deferred income taxes	(1,235)	(1,072)
Changes in:
Interest receivable	(247)	333
Prepaid expenses and other assets	(348)	(4)
Accounts payable and accrued expenses	1,281	(335)
Income taxes refundable/payable	(1,086)	662

Net cash provided by operating activities	15,963	18,361

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(85,266)	(26,508)
Purchase of loans	(11,670)	(29,760)
Proceeds from sale of student loans	6,893	7,563
Purchase of premises and equipment	(4,267)	(2,143)
Proceeds from sale of premises and equipment	499	1,415
Proceeds from sale of foreclosed assets	8,734	3,718
Capitalized costs on foreclosed assets	(175)	(84)
Proceeds from maturing held-to-maturity securities	13,648	22,159
Proceeds from called investment securities	29,000	11,000
Principal reductions on mortgage-backed securities	32,069	56,215
Purchase of held-to-maturity securities	(9,120)	(22,385)
Proceeds from sale of available-for-sale securities	24,748	28,645
Purchase of available-for-sale securities	(167,556)	(72,704)
(Purchase) redemption of Federal Home Loan Bank stock	(957)	--

Net cash used in investing activities	(163,420)	(22,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	29,020	(29,080)
Net increase in checking and savings deposits	71,631	67,238
Proceeds from Federal Home Loan Bank advances	610,000	594,000
Repayments of Federal Home Loan Bank advances	(585,623)	(617,619)
Net increase in short-term borrowings	29,492	19,102
Advances from borrowers for taxes and insurance	503	497
Purchase of company stock	(633)	(947)
Dividends paid	(2,741)	(2,058)
Stock options exercised	336	340

Net cash provided by financing activities	151,985	31,473

INCREASE IN CASH AND CASH EQUIVALENTS	4,528	26,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,814	55,874

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 79,342	$ 82,839
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2003, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

         The following table provides information about segment profits and has been prepared using the same accounting policies as those described in Note 1. There are no material inter-segment revenues, thus no reconciliations to amounts reported in the consolidated financial statements are necessary. Revenue from segments below the reportable segment threshold is attributable to three operating segments of the Company. These segments include an insurance agency, a travel agency, and investment/brokerage services.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$20,496	$ 1	$20,497	$18,788	$ 3	$18,791
Non-interest income	3,931	2,084	6,015	3,839	1,486	5,325
Segment profit	6,540	151	6,691	5,697	114	5,811

NEXT PAGE

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$ 40,347	$ 1	$40,348	$ 37,362	$ 6	$ 37,368
Non-interest income	7,519	4,027	11,546	7,420	2,870	10,290
Segment profit	12,598	284	12,882	11,030	239	11,269

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Net income	$6,691	$5,811	$12,882	$11,269

Unrealized holding gains (losses),
net of income taxes	(4,725)	(248)	(3,640)	(27)
Less: reclassification adjustment
for gains (losses) included in
net income, net of income taxes	--	--	(5)	74

	(4,725)	(248)	(3,635)	(101)
Comprehensive income	$1,966	$5,563	$9,247	$11,168

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of certain special purpose entities ("SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. One financial liability of the Company that is impacted by FIN 46 is the Company's trust preferred securities and related debentures. Through December 31, 2003, the trust preferred securities were presented in the Company's financial statements as a liability and not a component of equity for financial reporting purposes. In addition, the Federal Reserve Board has allowed these securities to be included as Tier 1 capital for purposes of regulatory capital calculations. The FASB issued a revised interpretation of FIN 46, which was required to be applied to certain variable instruments by March 31, 2004. This revised interpretation requires the Company to de-consolidate the trust for financial reporting purposes and to instead report the junior subordinated debentures of the Company owned by the trust. This change did not have a significant impact on the Company's financial statements. As a result of the issuance of the revised interpretation, the Federal Reserve Board adopted a rule during the quarter ended June 30, 2004, relating to the qualification of trust preferred securities as Tier 1 capital. Under the rule, all of the Company's trust preferred securities continue to qualify as Tier 1 capital.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net income, as reported	$6,691	$5,811	$ 12,882	$ 11,269

Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(125)	(85)	(246)	(168)
Pro forma net income	$6,566	$ 5,726	$12,636	$11,101
Earnings per share
Basic - as reported	$ .49	$ .42	$ .94	$ .82
Basic - pro forma	$ .48	$ .42	$ .92	$ .81
Diluted - as reported	$ .48	$ .42	$ .92	$ .81
Diluted - pro forma	$ .47	$ .41	$ .91	$ .80

NOTE 6: STOCK SPLIT

         On May 4, 2004, the Board of Directors of the Company declared a stock split effected in the form of a dividend on the outstanding common stock for shareholders of record on May 17, 2004. Each stockholder received one additional share for each share owned on the record date. Historical per share disclosures for earnings and dividends have been updated to account for the stock split.

NOTE 7: STOCKHOLDERS' EQUITY

         At the 2004 Annual Meeting of Stockholders, the Company's stockholders approved the Company's reincorporation to the State of Maryland. This reincorporation was completed during the three months ended June 30, 2004. Under Maryland law, there is no concept of "Treasury Shares." Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. At June 30, 2004, the Company's Stockholders' Equity section of the Statement of Financial Condition reflects this change. The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

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

NEXT PAGE

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

         During the six months ended June 30, 2004, the Company increased total assets by $159 million to $1.70 billion. Net loans increased by $84 million. The main loan areas experiencing increases were commercial real estate, commercial construction and multi-family residential. Available-for-sale investment securities increased by $75 million, which was primarily an increase in United States government agency debt securities and an increase in United States government agency mortgage-backed securities. These securities were purchased to collateralize public funds deposits and customer repurchase agreements. Held-to-maturity investment securities decreased by $5 million primarily as the result of the repayment of one investment in an industrial development bond. Cash and cash equivalents increased $5 million primarily due to larger cash letter settlements at June 30, 2004. Foreclosed assets decreased $6 million primarily due to the sale of one significant real estate asset that was foreclosed in 2003.

         Total liabilities increased $153 million from December 31, 2003 to June 30, 2004, to $1.57 billion. Deposits increased $95 million, FHLBank advances increased $24 million and short-term borrowings increased $29 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. Retail certificates of deposit decreased $26 million, to $316 million. Total brokered deposits were $383 million at June 30, 2004, up from $329 million at December 31, 2003. The weighted average cost of these brokered deposits was approximately 208 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the entire brokered certificate of deposit portfolio to a rate that is approximately 85 basis points lower than the retail certificate of deposit portfolio. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Interest-bearing checking balances accounted for $57 million of the increase in deposits. Non-interest-bearing checking balances increased $15 million. Checking and savings account balances totaled $536 million at June 30, 2004, up from $465 million at December 31, 2003. The Company is a correspondent bank for several local financial institutions, which led to a portion of the increase in checking account balances. FHLBank advances increased $24 million, from $204 million at December 31, 2003, to $229 million at June 30, 2004. Funds from the additional advances were used to fund a portion of the loan portfolio growth.

         Stockholders' equity increased $6.1 million, to $125.6 million, primarily as a result of net income of $12.9 million, partially offset by a decrease in accumulated other comprehensive income of $3.6 million, dividend declarations of $2.9 million and net stock repurchases of $297,000. The Company repurchased 7,589 shares of common stock at an average price of $43.51 per share during the three months ended June 30, 2004 and reissued 7,223 shares of stock at an average price of $16.25 per share to cover stock option exercises. The Company repurchased 13,942 shares of common stock at an average price of $45.40 per share during the six months ended June 30, 2004 and reissued 15,076 shares of stock at an average price of $19.80 per share to cover stock option exercises.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         The increase in net income of $880,000, or 15.1%, for the three months ended June 30, 2004 compared to the same period in 2003, was primarily due to an increase in net interest income of $1.9 million, or 14.6%, and an increase in noninterest income of $690,000, or 13.0%. These were partially offset by an increase in noninterest expense of $1.3 million, or 15.2%, and an increase in provision for income taxes of $424,000, or 14.8%, during the three month period.

         The increase in net income of $1.6 million, or 14.3%, for the six months ended June 30, 2004 compared to the same period in 2003, was primarily due to an increase in net interest income of $3.8 million, or 14.9%, and an increase in noninterest income of $1.3 million, or 12.2%. These were partially offset by an increase in noninterest expense of $2.7 million, or 16.5%, and an increase in provision for income taxes of $723,000, or 12.9%, during the six month period.

Total Interest Income

         Total interest income increased $1.7 million, or 9.1%, during the three months ended June 30, 2004, when compared to the three months ended June 30, 2003. The increase was due to a $1.1 million, or 6.7%, increase in interest income on loans and a $649,000, or 21.2%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances, although interest income for both was negatively impacted by lower average rates of interest.

         Total interest income increased $3.0 million, or 8.0%, during the six months ended June 30, 2004, when compared to the six months ended June 30, 2003. The increase was due to a $2.1 million, or 6.8%, increase in interest income on loans and an $880,000, or 13.9%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances, although interest income for both was negatively impacted by lower average rates of interest.

Interest Income - Loans

         During the three months ended June 30, 2004, interest income on loans increased from higher average balances, partially offset by lower average interest rates. Interest income increased $1.9 million as the result of an increase in average loan balances from $1.04 billion during the three months ended June 30, 2003, to $1.18 billion during the three months ended June 30, 2004. The higher average balance resulted from the Bank's increase in commercial real estate and construction lending.

         Interest income decreased $867,000 during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, as the result of lower average interest rates. The average yield on loans decreased from 6.03% during the three months ended June 30, 2003, to 5.71% during the three months ended June 30, 2004, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. See "Net Interest Income" for a discussion of the changes to the "prime rate" of interest during the periods compared.

NEXT PAGE

         During the six months ended June 30, 2004, interest income on loans increased from higher average balances, partially offset by lower average interest rates. Interest income increased $3.6 million as the result of an increase in average loan balances from $1.03 billion during the six months ended June 30, 2003, to $1.16 billion during the six months ended June 30, 2004. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending.

         Interest income decreased $1.5 million during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, as the result of lower average interest rates. The average yield on loans decreased from 6.01% during the six months ended June 30, 2003, to 5.74% during the six months ended June 30, 2004, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. See "Net Interest Income" for a discussion of the changes to the "prime rate" of interest during the periods compared.

Interest Income - Investments and Other Interest-earning Assets

         Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates, during the three months ended June 30, 2004, when compared to the three months ended June 30, 2003. Interest income increased $879,000 as a result of an increase in average balances from $283 million during the three months ended June 30, 2003, to $375 million during the three months ended June 30, 2004. Investment securities were primarily purchased to collateralize public funds deposits and customer repurchase agreements. Interest income decreased $230,000 as a result of a decrease in average yields from 4.33% during the three months ended June 30, 2003, to 3.96% during the three months ended June 30, 2004, due to lower market rates of interest in 2004 and some higher-yielding securities maturing or being called subsequent to June 30, 2003.

         Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates during the six months ended June 30, 2004, when compared to the six months ended June 30, 2003. Interest income increased $1.4 million as a result of an increase in average balances from $290 million during the six months ended June 30, 2003, to $364 million during the six months ended June 30, 2004. Investment securities were primarily purchased to collateralize public funds deposits and customer repurchase agreements. Interest income decreased $498,000 as a result of a decrease in average yields from 4.36% during the six months ended June 30, 2003, to 3.96% during the six months ended June 30, 2004, due to lower market rates of interest in 2004 and some higher-yielding securities maturing or being called subsequent to June 30, 2003.

Total Interest Expense

         Total interest expense decreased $174,000, or 2.9%, during the three months ended June 30, 2004 when compared with the same period in 2003. The decrease during the three month period was due to a $163,000, or 3.9%, decrease in interest expense on deposits and a $75,000, or 5.6%, decrease in interest expense on FHLBank advances, partially offset by a $64,000, or 19.0%, increase in interest expense on short-term borrowings and subordinated debentures issued to capital trust.

NEXT PAGE

         Total interest expense decreased $775,000, or 6.4%, during the six months ended June 30, 2004 when compared with the same period in 2003. The decrease during the six month period was due to a $601,000, or 6.9%, decrease in interest expense on deposits and a $295,000, or 10.6%, decrease in interest expense on FHLBank advances, partially offset by a $121,000, or 19.5%, increase in interest expense on short-term borrowings and subordinated debentures issued to capital trust.

Interest Expense - Deposits

         Interest expense on deposits decreased $593,000 due to lower average interest rates on time deposits from 2.06% during the three months ended June 30, 2003, to 1.71% during the three months ended June 30, 2004, and decreased $69,000 as a result of lower average balances of time deposits from $687 million during the three months ended June 30, 2003, to $674 million during the three months ended June 30, 2004. The average interest rates decreased due to lower overall market rates of interest, the maturity of deposits with higher rates of interest and the effect of the Company's interest rate swaps. Interest on demand deposits increased $466,000 due to higher average balances from $246 million during the three months ended June 30, 2003, to $406 million during the three months ended June 30, 2004, and increased $33,000 due to higher average rates from 1.12% during the three months ended June 30, 2003, to 1.17% during the three months ended June 30, 2004. A large portion of the balance increase was in money market and premium NOW account types which generally have higher account balances and earn relatively higher rates of interest.

         Interest expense on deposits decreased $1.4 million due to lower average interest rates on time deposits from 2.15% during the six months ended June 30, 2003, to 1.73% during the six months ended June 30, 2004, and decreased $145,000 as a result of lower average balances of time deposits from $693 million during the six months ended June 30, 2003, to $679 million during the six months ended June 30, 2004. The average interest rates decreased due to lower overall market rates of interest, the maturity of deposits with higher rates of interest and the effect of the Company's interest rate swaps. Interest on demand deposits increased $892,000 due to higher average balances from $234 million during the six months ended June 30, 2003, to $388 million during the six months ended June 30, 2004, and increased $76,000 due to higher average rates from 1.10% during the six months ended June 30, 2003, to 1.16% during the six months ended June 30, 2004. A large portion of the balance increase was in money market and premium NOW account types which generally have higher account balances and earn relatively higher rates of interest.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

         Interest expense on FHLBank advances, short-term borrowings and subordinated debentures issued to capital trust decreased $275,000 due to lower average rates of interest from 2.63% in the three months ended June 30, 2003, to 2.23% in the three months ended June 30, 2004. The Company's use of FHLBank advances, short-term borrowings and subordinated debentures that reprice frequently (daily, monthly, or quarterly) contributed to the decrease in average rates of interest. Interest expense increased $264,000 due to higher average balances from $256 million during the three months ended June 30, 2003 to $299 million during the three months ended June 30, 2004.

NEXT PAGE

         Interest expense on FHLBank advances, short-term borrowings and subordinated debentures issued to capital trust decreased $444,000 due to lower average rates of interest from 2.62% in the six months ended June 30, 2003, to 2.29% in the six months ended June 30, 2004. The Company's use of FHLBank advances, short-term borrowings and subordinated debentures that reprice frequently (daily, monthly, or quarterly) contributed to the decrease in average rates of interest. Interest expense increased $270,000 due to higher average balances from $261 million during the six months ended June 30, 2003 to $283 million during the six months ended June 30, 2004.

Net Interest Income

         The Company's overall interest rate spread decreased 6 basis points, or 1.6%, from 3.68% during the three months ended June 30, 2003, to 3.62% during the three months ended June 30, 2004. The decrease was due to a 38 basis point decrease in the weighted average yield received on interest-earning assets, partially offset by a 32 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 32 basis points while the yield on investment securities and other interest-earning assets decreased 37 basis points. The rates paid on deposits decreased 30 basis points while the rates paid on FHLBank advances and other borrowings decreased 40 basis points. The Company's overall net interest margin decreased 8 basis points, or 2.1%, from 3.89% during the three months ended June 30, 2003, to 3.81% during the three months ended June 30, 2004.

         The prime rate of interest averaged 4.25% during the three months ended June 30, 2003, compared to an average of 4.00% during the three months ended June 30, 2004. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on loans. The decrease in the weighted average yield received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and increased balances of interest-bearing deposits, which earned a rate of interest much lower than the Company's investment securities.

NEXT PAGE

         Interest rates paid on deposits, FHLBank advances and other borrowings decreased during the three months ended June 30, 2004, compared to the three months ended June 30, 2003. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

         The Company's overall interest rate spread increased 2 basis points, or 0.6%, from 3.61% during the six months ended June 30, 2003, to 3.63% during the six months ended June 30, 2004. The increase was due to a 36 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 34 basis point decrease in the weighted average yield received on interest-earning assets. In comparing the two periods, the yield on loans decreased 27 basis points while the yield on investment securities and other interest-earning assets decreased 40 basis points. The rates paid on deposits decreased 37 basis points while the rates paid on FHLBank advances and other borrowings decreased 33 basis points. The Company's overall net interest margin remained unchanged at 3.81% during the six months ended June 30, 2004 and 2003, respectively.

         The prime rate of interest averaged 4.25% during the six months ended June 30, 2003, compared to an average of 4.00% during the six months ended June 30, 2004. As a large percentage of the Bank's loans are tied to prime, this decrease was the primary reason for the decrease in the weighted average yield received on loans. The decrease in the weighted average yield received on investment securities primarily resulted from maturities of higher yielding securities with the proceeds being reinvested at lower market yields and increased balances of interest-bearing deposits, which earned a rate of interest much lower than the Company's investment securities.

         Interest rates paid on deposits, FHLBank advances and other borrowings decreased during the six months ended June 30, 2004, compared to the six months ended June 30, 2003. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

         The provision for loan losses was unchanged at $1.2 million during the three months ended June 30, 2004 and 2003, respectively. Net charge-offs during the three months ended June 30, 2004 were $551,000 compared to net charge-offs of $638,000 during the three months ended June 30, 2003. The provision for loan losses was unchanged at $2.4 million during the six months ended June 30, 2004 and 2003, respectively. Net charge-offs during the six months ended June 30, 2004 were $1.3 million compared to net charge-offs of $3.0 million during the six months ended June 30, 2003. The Company had established a loan loss allowance as of December 31, 2003 sufficient to cover the charge-offs taken during the six months ended June 30, 2004.

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

         The Bank's allowance for loan losses as a percentage of total loans was 1.83% and 1.87% at June 30, 2004 and December 31, 2003, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

NEXT PAGE

Non-performing Assets

         Non-performing assets decreased $6.3 million during the six months ended June 30, 2004, from $16.4 million at December 31, 2003 to $10.1 million at June 30, 2004. Non-performing assets as a percentage of total assets were 0.60% at June 30, 2004. Non-performing loans decreased $222,000, or 3.0%, and were $7.2 million at June 30, 2004. Foreclosed assets decreased $6.0 million, or 67.1%, from $9.0 million at December 31, 2003 to $3.0 million at June 30, 2004.

         Non-performing Loans. The $222,000 decrease in non-performing loans was due to the paydown of one existing non-performing loan relationship and the addition and deletion of several smaller unrelated loans to the non-performing category. Commercial loans comprise $5.0 million, or 69%, of the total $7.2 million non-performing loans at June 30, 2004. Three unrelated credit relationships, totaling $1.4 million, $590,000, and $504,000, respectively, were the largest relationships in the non-performing loan portfolio at June 30, 2004. The $1.4 million relationship is comprised of five loans, which are primarily secured by the automobile floor plan assets of a car dealership in Springfield, Missouri. The $590,000 relationship is secured by a commercial retail shopping center in Stone County near Branson, Missouri. This balance was reduced $338,000 by the borrower during this quarter from the proceeds of the sale of additional assets owned by the borrower. The $504,000 relationship is secured primarily by a dinner theater in Branson, Missouri, as well as additional real estate collateral and business assets. Each of these three relationships was most recently described as a non-performing loan in the March 31, 2004, Quarterly Report on Form 10-Q.

         Foreclosed Assets. Foreclosed assets decreased $6.0 million to $3.0 million at June 30, 2004. The decrease was primarily related to the sale of one asset relationship totaling $6.0 million during the quarter ended March 31, 2004. This relationship was most recently discussed as a foreclosed asset in the March 31, 2004, Quarterly Report on Form 10-Q. Of the total $3.0 million of foreclosed assets at June 30, 2004, foreclosed real estate totaled $2.2 million and repossessed automobiles totaled $749,000. Of the total real estate assets, two relationships account for $1.2 million. The first relationship has a remaining balance of $715,000 as of June 30, 2004, and involves three single-family houses and vacant undeveloped land. The houses are currently being marketed through a real estate broker. The second relationship has a remaining balance of $511,000 as of June 30, 2004, and involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This relationship was foreclosed in late 2002 and is currently being marketed for sale. This relationship was most recently described in the March 31, 2004, Quarterly Report on Form 10-Q and was included in foreclosed assets at that time.

         Potential Problem Loans. Potential problem loans increased $4.6 million during the six months ended June 30, 2004 from $6.9 million at December 31, 2003 to $11.5 million at June 30, 2004. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current loan repayment terms. These loans are not reflected in the non-performing loans. During the six months ended June 30, 2004, potential problem loans experienced increases primarily due to the addition of two large unrelated relationships to the potential problem loan category. The first relationship totals $3.1 million and is secured primarily by an office building, vacant land, and developed and undeveloped residential subdivisions in the Branson, Missouri, area. The second relationship totals $2.3 million and is secured primarily by several single-family houses used as rental property and two houses constructed for sale. These increases were partially offset by a $1.7 million decrease in one relationship which is secured primarily by commercial real estate, equipment and inventory in Springfield, Missouri. At June 30, 2004, four significant unrelated relationships represent the majority of the potential problem loan total. In addition to the two new relationships discussed above, two other significant relationships remain in the potential problem loan category. These relationships total $1.3 million and $1.3 million, respectively. The first $1.3 million relationship is secured primarily by a motel in Springfield, Missouri. The second $1.3 million relationship is secured by a motel in Branson, Missouri. Each of these two relationships was most recently described as a potential problem loan in the March 31, 2004, Quarterly Report on Form 10-Q.

NEXT PAGE

Noninterest Income

         Total noninterest income increased $690,000, or 13.0%, in the three months ended June 30, 2004 when compared to the same period in 2003. The increase was primarily due to: (i) a net increase in commission revenues earned by the Company's travel, insurance and investment divisions in 2004 of $567,000, or 38.2%; and (ii) an increase in service charges and ATM fees of $496,000, or 17.4%. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds and overdraft transactions by customers, and increases in fees charged for insufficient funds checks and overdrafts. Increases in commission revenues occurred in the travel and investments divisions. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In late 2003, we began to implement some strategic sales initiatives in our investment division and throughout our branch network. Increased sales of a variety of investment products were realized during the three months ended June 30, 2004, as a result of these initiatives.

         This increase was partially offset by: (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $245,000, or 43.4%; and (ii) smaller increases and decreases in other noninterest income categories. During the three months ended June 30, 2004, the Bank sold fewer residential loans than in the same period during 2003. Higher levels of refinancing activity occurred in the three months ended June 30, 2003.

         Total noninterest income increased $1.3 million, or 12.2%, in the six months ended June 30, 2004 when compared to the same period in 2003. The increase was primarily due to: (i) a net increase in commission revenues earned by the Company's travel, insurance and investment divisions in 2004 of $1.1 million, or 38.9%; and (ii) an increase in service charges and ATM fees of $895,000, or 17.0%. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds and overdraft transactions by customers, and increases in fees charged for insufficient funds checks and overdrafts. Increases in commission revenues occurred in the travel and investments divisions. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In late 2003, we began to implement some strategic sales initiatives in our investment division and throughout our branch network. Increased sales of a variety of investment products were realized during the six months ended June 30, 2004, as a result of these initiatives.

         This increase was partially offset by: (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $532,000, or 47.6%; and (ii) smaller increases and decreases in other noninterest income categories. During the six months ended June 30, 2004, the Bank sold fewer residential loans than in the same period during 2003. Higher levels of refinancing activity occurred in the six months ended June 30, 2003.

NEXT PAGE

Noninterest Expense

         Total noninterest expense increased $1.3 million, or 15.2%, in the three months ended June 30, 2004, when compared to the three months ended June 30, 2003. The increase was primarily due to: (i) an increase of $764,000, or 16.8%, in salaries and employee benefits primarily due to normal merit increases for existing employees, the hiring of additional experienced personnel to fill commercial lending, credit administration, and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening during 2003 of two loan production offices, and increased costs for health insurance and pension benefits; (ii) an increase in net occupancy and equipment expense of $213,000, or 13.7%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment, including ATMs; and (iii) smaller increases and decreases in other non-interest expense areas, such as expense on foreclosed assets, postage, advertising, insurance, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

         Total noninterest expense increased $2.7 million, or 16.5%, in the six months ended June 30, 2004, when compared to the six months ended June 30, 2003. The increase was primarily due to: (i) an increase of $1.6 million, or 18.3%, in salaries and employee benefits primarily due to normal merit increases for existing employees, the hiring of additional experienced personnel to fill commercial lending, credit administration, and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening during 2003 of two loan production offices, and increased costs for health insurance and pension benefits; (ii) an increase in net occupancy and equipment expense of $420,000, or 14.0%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment, including ATMs; and (iii) smaller increases and decreases in other non-interest expense areas, such as expense on foreclosed assets, postage, advertising, insurance, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

Provision for Income Taxes

          Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.1% in the three months ended June 30, 2003, to 33.0% in the three months ended June 30, 2004. Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.3% in the six months ended June 30, 2003, to 33.0% in the six months ended June 30, 2004.

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

	Three Months Ended June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,175,944	$16,785	5.71%	$1,043,358	$15,728	6.03%
Investment securities and other
interest-earning assets	374,935	3,712	3.96	283,130	3,063	4.33
Total interest-earning assets	1,550,879	20,497	5.29	1,326,488	18,791	5.67
Noninterest-earning assets:
Cash and cash equivalents	78,782			48,781
Other nonearning assets	20,357			29,688
Total assets	$1,650,018			$1,404,957
Interest-bearing liabilities:
Demand deposits	$ 405,598	1,189	1.17	$ 246,183	690	1.12
Savings deposits	804	3	1.49	847	3	1.42
Time deposits	673,597	2,874	1.71	687,205	3,536	2.06
Total deposits	1,079,999	4,066	1.51	934,235	4,229	1.81
FHLBank advances and other borrowings	299,331	1,666	2.23	255,542	1,677	2.63
Total interest-bearing liabilities	1,379,330	5,732	1.67	1,189,777	5,906	1.99
Noninterest-bearing liabilities:
Demand deposits	136,262			96,391
Other liabilities	7,274			6,550
Total liabilities	1,522,866			1,292,718
Stockholders' equity	127,152			112,239
Total liabilities and stockholders' equity	$1,650,018			$1,404,957
Net interest income		$14,765			$12,885
Interest rate spread			3.62%			3.68%
Net interest margin(1)			3.81%			3.89%
Average interest-earning assets to
average interest-bearing liabilities	112.44%			111.49%

(1) Defined as the Company's net interest income divided by total interest-earning assets.

NEXT PAGE

	Six Months Ended June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,155,419	$33,149	5.74%	$1,032,490	$31,049	6.01%
Investment securities and other
interest-earning assets	363,919	7,199	3.96	290,013	6,319	4.36
Total interest-earning assets	1,519,338	40,348	5.31	1,322,503	37,368	5.65
Noninterest-earning assets:
Cash and cash equivalents	70,147			44,360
Other nonearning assets	22,359			28,250
Total assets	$1,611,844			$1,395,113
Interest-bearing liabilities:
Demand deposits	$ 388,012	2,253	1.16	$ 233,735	1,285	1.10
Savings deposits	914	7	1.53	833	5	1.20
Time deposits	678,981	5,879	1.73	692,719	7,450	2.15
Total deposits	1,067,907	8,139	1.52	927,287	8,740	1.89
FHLBank advances and other borrowings	282,598	3,237	2.29	260,841	3,411	2.62
Total interest-bearing liabilities	1,350,505	11,376	1.68	1,188,128	12,151	2.04
Noninterest-bearing liabilities:
Demand deposits	128,093			90,419
Other liabilities	7,806			6,289
Total liabilities	1,486,404			1,284,836
Stockholders' equity	125,440			110,277
Total liabilities and stockholders' equity	$1,611,844			$1,395,113
Net interest income		$28,972			$25,217
Interest rate spread			3.63%			3.61%
Net interest margin(1)			3.81%			3.81%
Average interest-earning assets to
average interest-bearing liabilities	112.50%			111.31%

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

	Three Months Ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(867)	$1,924	$1,057
Investment securities and other interest-earning assets	(230)	879	649
Total interest-earning assets	(1,097)	2,803	1,706
Interest-bearing liabilities:
Demand deposits	33	466	499
Savings deposits	--	--	--
Time deposits	(593)	(69)	(662)
Total deposits	(560)	397	(163)
FHLBank advances and other borrowings	(275)	264	(11)
Total interest-bearing liabilities	(835)	661	(174)
Net interest income	$(262)	$2,142	$1,880

NEXT PAGE

	Six Months Ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,474)	$3,574	$2,100
Investment securities and other interest-earning assets	(498)	1,378	880
Total interest-earning assets	(1,972)	4,952	2,980
Interest-bearing liabilities:
Demand deposits	76	892	968
Savings deposits	1	1	2
Time deposits	(1,426)	(145)	(1,571)
Total deposits	(1,349)	748	(601)
FHLBank advances and other borrowings	(444)	270	(174)
Total interest-bearing liabilities	(1,793)	1,018	(775)
Net interest income	$(179)	$3,934	$3,755

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2004, the Company had commitments of approximately $231 million to fund loan originations, unused lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $125.6 million, or 7.4% of total assets of $1.70 billion at June 30, 2004, compared to equity of $119.5 million, or 7.8%, of total assets of $1.54 billion at December 31, 2003.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On June 30, 2004, the Bank's Tier 1 risk-based capital ratio was 10.73%, total risk-based capital ratio was 11.98% and the Tier 1 leverage ratio was 8.71%. As of June 30, 2004, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2004, the Company's Tier 1 risk-based capital ratio was 10.86%, total risk-based capital ratio was 12.11% and the leverage ratio was 8.82%. As of June 30, 2004, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

NEXT PAGE

         At June 30, 2004, the held-to-maturity investment portfolio included no gross unrealized losses.

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

         Statements of Cash Flows. During the six months ended June 30, 2004 and 2003, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $16.0 million during the six months ended June 30, 2004, and $18.4 million during the six months ended June 30, 2003.

         During the six months ended June 30, 2004 and 2003, investing activities used cash of $163.4 million and $22.9 million, respectively, primarily due to the net increase of loans and investment securities in each period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of the Company's common stock and dividend payments to stockholders. Financing activities provided $152.0 million during the six months ended June 30, 2004 and $31.5 million during the six months ended June 30, 2003. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of the Company's common stock and dividend payments to stockholders.

         Dividends. During the three months ended June 30, 2004, the Company declared and paid dividends of $0.11 and $.10 per share, respectively. This represented 23% and 21%, respectively, of net income per share. During the three months ended June 30, 2003, the Company declared and paid dividends of $0.09 and $.075 per share, respectively. This represented 21% and 18%, respectively, of net income per share.

         During the six months ended June 30, 2004, the Company declared and paid dividends of $0.21 and $.20 per share, respectively. This represented 23% and 22%, respectively, of net income per share. During the six months ended June 30, 2003, the Company declared and paid dividends of $0.165 and $.15 per share, respectively. This represented 20% and 19%, respectively, of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

NEXT PAGE

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2004, the Company repurchased 7,589 shares of its common stock at an average price of $43.51 per share and reissued 7,223 shares of stock at an average price of $16.25 per share to cover stock option exercises. During the three months ended June 30, 2003, the Company repurchased 19,910 shares of its common stock at an average price of $38.21 per share and reissued 6,235 shares of stock at an average price of $21.42 per share to cover stock option exercises.

         During the six months ended June 30, 2004, the Company repurchased 13,942 shares of its common stock at an average price of $45.40 per share and reissued 15,076 shares of stock at an average price of $19.80 per share to cover stock option exercises. During the six months ended June 30, 2003, the Company repurchased 24,805 shares of its common stock at an average price of $38.19 per share and reissued 14,302 shares of stock at an average price of $22.33 per share to cover stock option exercises.

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

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2004, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is nearly neutral.

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

NEXT PAGE

         In addition to the disclosures previously made by the Company in the December 31, 2003, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at June 30, 2004.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date(1)
2004	$ 7.0	1.01%	6.57%
2005	15.5	0.67	6.20
2006	10.0	1.61	5.30
2007	15.0	1.21	2.75
2008	12.6	1.29	3.77
2009	71.9	1.31	3.86
2010	19.9	1.41	3.13
2011	39.9	1.23	3.84
2012	9.8	1.45	5.51
2013	39.5	1.39	4.08
2014	30.0	1.36	3.00
2015	9.7	1.56	4.25
2016	44.5	1.35	5.45
2017	14.8	1.55	5.76
2018	15.0	1.16	4.67
2019	10.0	1.38	5.06
2023	9.3	1.13	5.10
2031	17.3	3.66	9.00

Total Notional Amount	$ 391.7	1.41%	4.53%

Fair Value	$ 388.9

(1)
This table reflects the contractual maturity date of the Company's interest rate swaps. Nearly all of these swaps have terms such that the swap counterparties may call the swaps at various times prior to the final maturity date.

ITEM IV. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2004 was carried out under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principle Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Corporation files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls: There were no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities

         On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the second quarter of 2004 is as follows.

	Total Number of Shares Purchased(2)	Average Price Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
April 1, 2004 - April 30, 2004	5,306	$50.08	5,306	249,435
May 1, 2004- May 31, 2004	47	51.64	47	240,388
June 1, 2004 June 30, 2004	2,242	27.72	2,242	247,146
	7,595	$43.51	7,595
_________________

(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.
(2)The number of shares repurchased and the average price per share have not been restated to reflect the stock split effective June 1, 2004.

Item 3. Defaults Upon Senior Securities

         None.

NEXT PAGE

Item 4. Submission of Matters to Vote of Common Stockholders

         a)         Results of 2004 Annual Meeting of Stockholders of Great Southern Bancorp, Inc.

1)	There were 6,853,351 shares entitled to vote at said meeting.

2)	Julie T. Brown received 6,490,333 votes for director; Earl A. Steinert, Jr. received 6,503,701 votes for director; and William V. Turner received 6,547,240 votes for director.

3)	The stockholders ratified the Proposal to Change the Company's State of Incorporation to Maryland. The vote was as follows: For - 5,007,549; Against - 65,280; Abstain - 46,498.

4)	The stockholders ratified the Proposal to Engage BKD,LLP as the Company's Independent Auditor for 2004. The vote was as follows: For - 6,472,083; Against - 44,292; Abstain - 40,211.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         a)         Exhibits

                     See Exhibit Index.

         b)         Reports on Form 8-K

1.	Report filed on April 15, 2004, to disclose a press release announcing the Registrant's financial results for its first quarter ended March 31, 2004.

2.	Report filed on May 3, 2004, to disclose a press release announcing that the Registrant's Annual Meeting presentation and scripts will be available on the Registrant's Web site immediately following the Annual Meeting.

3.	Report filed on May 4, 2004, to disclose a press release announcing the declaration of a two-for-one stock split in the form of a 100 percent stock dividend.

4.	Report filed on May 19, 2004, to disclose the completion of the Registrant's change of its state of incorporation from Delaware to Maryland.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: August 6, 2004	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2004	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of Sarbanes-Oxley Act

END