Form 10-Q
period 2004-09-30
GREAT SOUTHERN BANCORP INC
filed 2004-11-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2004

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

Yes /X/     No /  /

       The number of shares outstanding of each of the registrant's classes of common stock: 13,699,144 shares of common stock, par value $.01,outstanding at November 8, 2004.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
Cash	$ 76,768	$ 67,694
Interest-bearing deposits in other financial institutions	8,161	7,120
Cash and cash equivalents	84,929	74,814
Available-for-sale securities	342,614	259,600
Held-to-maturity securities (fair value $43,728 - September 2004; $56,558 - December 2003)	43,388	53,944
Mortgage loans held for sale	2,137	1,243
Loans receivable, net of allowance for loan losses of $22,603 - September 2004; $20,844 - December 2003	1,255,808	1,092,954
Accrued interest receivable	7,090	6,938
Prepaid expenses and other assets	7,401	7,689
Foreclosed assets held for sale, net	2,291	9,034
Premises and equipment, net	22,706	19,892
Investment in Federal Home Loan Bank stock	14,180	11,785
Deferred income taxes	3,681	2,830
Total Assets	$ 1,786,225	$ 1,540,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,257,300	$ 1,137,427
Federal Home Loan Bank advances	251,801	204,787
Short-term borrowings	114,805	53,534
Subordinated debentures issued to capital trust	18,202	18,263
Accrued interest payable	1,694	1,679
Advances from borrowers for taxes and insurance	972	202
Accounts payable and accrued expenses	6,094	3,944
Income taxes payable	173	1,339
Total Liabilities	1,651,041	1,421,175
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2004 - 13,697,948 shares; issued December 2003 - 12,325,002 shares	137	123
Additional paid-in capital	17,573	17,451
Retained earnings	117,080	164,159
Accumulated other comprehensive income (loss)	394	(65)
	135,184	181,668
Less treasury common stock, at cost; December 2003- 5,473,649 shares	--	62,120
Total Stockholders' Equity	135,184	119,548
Total Liabilities and Stockholders' Equity	$ 1,786,225	$ 1,540,723

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$ 18,227	$ 16,020	$ 51,377	$ 47,069
Investment securities and other	4,257	3,048	11,456	9,367
TOTAL INTEREST INCOME	22,484	19,068	62,833	56,436
INTEREST EXPENSE
Deposits	4,601	3,918	12,740	12,658
Federal Home Loan Bank advances	1,659	1,310	4,157	4,102
Short-term borrowings and subordinated debentures issued to capital trust	585	275	1,325	894
TOTAL INTEREST EXPENSE	6,845	5,503	18,222	17,654
NET INTEREST INCOME	15,639	13,565	44,611	38,782
PROVISION FOR LOAN LOSSES	1,200	1,200	3,600	3,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,439	12,365	41,011	35,182
NONINTEREST INCOME
Commissions	1,866	1,493	5,853	4,363
Service charges and ATM fees	3,347	2,897	9,521	8,177
Net gains on loan sales	203	797	788	1,914
Net realized gains (losses) on sales of available-for-sale securities	(363)	471	(371)	585
Net gain on sale of fixed assets	408	7	425	168
Other income	346	489	1,155	1,397
TOTAL NONINTEREST INCOME	5,807	6,154	17,371	16,604
NONINTEREST EXPENSE
Salaries and employee benefits	5,398	4,883	15,843	13,714
Net occupancy and equipment expense	1,777	1,649	5,198	4,650
Postage	451	427	1,326	1,246
Insurance	192	198	551	491
Advertising	166	160	574	502
Office supplies and printing	218	218	617	658
Expense on foreclosed assets	143	620	401	1,126
Other operating expenses	1,347	1,134	4,090	3,278
TOTAL NONINTEREST EXPENSE	9,692	9,289	28,600	25,665
INCOME BEFORE INCOME TAXES	10,554	9,230	29,782	26,121
PROVISION FOR INCOME TAXES	3,385	3,039	9,730	8,661
NET INCOME	$ 7,169	$ 6,191	$ 20,052	$ 17,460
BASIC EARNINGS PER COMMON SHARE	$.52	$.45	$1.46	$1.27
DILUTED EARNINGS PER COMMON SHARE	$.51	$.45	$1.44	$1.26
DIVIDENDS DECLARED PER COMMON SHARE	$.11	$.09	$.32	$.26
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 20,052	$ 17,460
Proceeds from sales of loans held for sale	46,995	126,550
Originations of loans held for sale	(45,533)	(123,732)
Items not requiring (providing) cash:
Depreciation	1,986	1,766
Amortization	144	108
Provision for loan losses	3,600	3,600
Net gains on loan sales	(788)	(1,914)
Net realized (gains) losses on sale of available-for-sale securities	371	(585)
Gain on sale of premises and equipment	(425)	(170)
Loss on sale of foreclosed assets	37	296
Amortization of deferred income, premiums and discounts	307	1,437
Deferred income taxes	(1,099)	306
Changes in:
Interest receivable	(152)	(39)
Prepaid expenses and other assets	2,866	(343)
Accounts payable and accrued expenses	(1,633)	(285)
Income taxes refundable/payable	(1,166)	38
Net cash provided by operating activities	25,562	24,493
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(146,860)	(38,448)
Purchase of loans	(30,895)	(47,800)
Purchase of additional business units	(200)	(169)
Proceeds from sale of student loans	7,547	8,545
Purchase of premises and equipment	(5,825)	(6,774)
Proceeds from sale of premises and equipment	1,450	3,261
Proceeds from sale of foreclosed assets	10,300	5,539
Capitalized costs on foreclosed assets	(395)	(169)
Proceeds from maturing held-to-maturity securities	28,470	7,250
Proceeds from called investment securities	30,200	11,000
Principal reductions on mortgage-backed securities	47,487	89,210
Purchase of held-to-maturity securities	(17,931)	(9,451)
Proceeds from sale of available-for-sale securities	87,500	29,616
Purchase of available-for-sale securities	(249,168)	(153,960)
(Purchase) redemption of Federal Home Loan Bank stock	(2,395)	3,993
Net cash used in investing activities	(240,715)	(98,357)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	56,286	(52,389)
Net increase in checking and savings deposits	64,664	134,712
Proceeds from Federal Home Loan Bank advances	2,724,000	728,000
Repayments of Federal Home Loan Bank advances	(2,676,986)	(743,640)
Net increase in short-term borrowings	61,271	23,036
Advances from borrowers for taxes and insurance	770	633
Purchase of company stock	(894)	(1,230)
Dividends paid	(4,248)	(3,289)
Stock options exercised	405	528
Net cash provided by financing activities	225,268	86,361
INCREASE IN CASH AND CASH EQUIVALENTS	10,115	12,497
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,814	55,874
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 84,929	$ 68,371
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2003, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$ 22,479	$ 5	$ 22,484	$ 19,067	$ 1	$ 19,068
Non-interest income	3,924	1,883	5,807	4,660	1,494	6,154
Segment profit	7,097	72	7,169	6,104	87	6,191

NEXT PAGE

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Banking	All Other	Totals	Banking	All Other	Totals
	(In thousands)			(In thousands)

Interest income	$ 62,827	$ 6	$ 62,833	$ 56,429	$ 7	$ 56,436
Non-interest income	11,462	5,909	17,371	12,240	4,364	16,604
Segment profit	19,697	355	20,052	17,134	326	17,460

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Net income	$ 7,169	$ 6,191	$ 20,052	$ 17,460
Unrealized holding gains (losses), net of income taxes	3,858	(2,252)	218	(2,279)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	(236)	306	(241)	380
	4,094	(2,558)	459	(2,659)
Comprehensive income	$ 11,263	$ 3,633	$ 20,511	$ 14,801

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105), which addresses the accounting treatment for loan commitments accounted for as derivative instruments. SAB 105 permits recognition of servicing assets only when the servicing asset has been contractually separated from the underlying loan by sale or securitization. SAB 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of SAB 105 had no impact on the Company's results of operations or financial condition.

         The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) previously issued EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF Issue 03-1 attempts to better define whether impairment losses should be recognized on available-for-sale securities prior to sale of the securities. It provides guidance for evaluating whether and when unrealized losses should be deemed "other-than-temporary," requiring immediate recognition of losses through earnings. In addition, EITF 03-1 requires financial statement disclosure for impaired securities on which an impairment loss has not been recognized, including the amount of unrealized loss and the term of that impairment. Certain portions of EITF 03-1 have been delayed in order for the FASB Staff to provide implementation guidance and clarify several issues that were raised by interested parties during the public comment period. The Company is monitoring developments related to this EITF Issue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)

Net income, as reported	$ 7,169	$ 6,191	$ 20,052	$ 17,460

Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(147)	(119)	(392)	(287)
Pro forma net income	$ 7,022	$ 6,072	$ 19,660	$ 17,173
Earnings per share
Basic - as reported	$ .52	$ .45	$ 1.46	$ 1.27
Basic - pro forma	$ .51	$ .44	$ 1.43	$ 1.25
Diluted - as reported	$ .51	$ .45	$ 1.44	$ 1.26
Diluted - pro forma	$ .50	$ .44	$ 1.41	$ 1.24

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

NOTE 7: STOCKHOLDERS' EQUITY

         At the 2004 Annual Meeting of Stockholders, the Company's stockholders approved the Company's reincorporation to the State of Maryland. This reincorporation was completed during the three months ended June 30, 2004. Under Maryland law, there is no concept of "Treasury Shares." Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. At September 30, 2004, the Company's Stockholders' Equity section of the Statement of Financial Condition reflects this change. The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

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

         In 2004, Great Southern has been able to generate significant loan growth and thereby generate additional net interest income. As loan demand is affected by a variety of factors, including general economic conditions, we cannot be assured that our loan growth will continue at its current pace. If economic conditions continue to improve in future periods, we believe that we are well positioned to capture loan market share in our Southwest Missouri market as well as our loan production markets of Kansas City and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the commercial real estate and residential and commercial construction categories. In the nine months ended September 30, 2004, commercial real estate loan balances increased $45 million and construction loan balances increased $78 million.

NEXT PAGE

         A portion of this loan growth was funded by attracting deposit accounts from our retail branch network, correspondent banking and corporate services customers, and various local universities, hospitals and municipalities. The Company then utilized these funding sources to meet loan demand from existing and new customers. In the nine months ended September 30, 2004, total deposit balances increased $120 million. Of this total increase, brokered certificate balances increased $78 million and customer checking accounts increased $66 million, while retail certificates decreased $24 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or the ability to fund loan growth through other funding sources is very important to our success. There is a high level of competition for deposits in our market. We have been successful in attracting a large dollar volume of those deposits in 2004. While it is our goal to continue to aggressively gain deposit market share in our branch footprint, we cannot be assured of this in future periods.

        Our ability to fund growth in future periods may also be dependent on our ability to continue to access brokered deposits and Federal Home Loan Bank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and Federal Home Loan Bank advances to fund these loans. In the nine months ended September 30, 2004, FHLBank advances balances increased $47 million. This type of funding has been attractive to us because we can create variable rate funding which more closely matches the variable rate nature of much of our loan portfolio. While we do not anticipate that our ability to access these funding sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

         Finally, our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk"). While we currently believe that either increases or decreases in market interest rates will not significantly adversely impact our net interest income, circumstances could change which may alter that outlook.

         In the nine months ended September 30, 2004, non-interest income increased primarily due to increases in service charges and overdraft fees and increases in commission revenues from our travel, insurance and investment divisions. Fees from service charges and overdrafts should continue to increase somewhat as we add more checking account customers. Commission revenues are up 34% in 2004 compared to 2003, as a result of the inclusion of two travel companies which were purchased in late 2003 and increased sales in our investments division. The level of commission revenue is likely to remain at or slightly above 2004 levels in 2005, assuming no substantial shocks occur in the financial markets or the travel industry. Non-interest income decreased as net gains on mortgage loan sales were significantly lower in 2004 than in 2003. We expect that the gains on loan sales trends will continue relatively unchanged from 2004 levels into 2005 as mortgage interest rates are expected to rise.

         In the nine months ended September 30, 2004, operating expenses increased primarily in the categories of salaries and benefits and occupancy expense. We anticipate that increases will occur again in 2005, at a bit more moderate level, with regard to employee costs and occupancy expenses as we continue to add new branches in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In 2003, Great Southern had a couple of unusually large and complex foreclosed assets which caused abnormally high operating costs and additional write-downs due to declining asset valuations. In the nine months ended September 30, 2004, expenses on foreclosed assets have been at a level considered fairly normal for our operations. While there is always the risk that situations similar to those that occurred in 2003 may arise, management does not currently anticipate additional foreclosed asset losses of this magnitude.

NEXT PAGE

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

         During the nine months ended September 30, 2004, the Company increased total assets by $246 million to $1.79 billion. Net loans increased by $163 million. The main loan areas experiencing increases were commercial real estate, commercial construction and multi-family residential. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at an appropriate level. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas due to the Company's two loan production offices. In addition, loan growth should continue as we deepen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities increased by $83 million, which was primarily an increase in United States government agency mortgage-backed securities and an increase in tax-exempt securities issued by states and municipalities. These securities were purchased to collateralize public funds deposits and customer repurchase agreements. The Company expects to continue to add available-for-sale securities as its overall assets increase. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. As market interest rates are generally expected to increase in the future, the Company has focused on adding securities to the portfolio which will provide an adequate yield while holding their value reasonably well in a rising rate environment. Held-to-maturity investment securities decreased by $11 million primarily as the result of the repayment of one investment in an industrial development bond. Cash and cash equivalents increased $10 million primarily due to larger cash letter settlements at September 30, 2004. Foreclosed assets decreased $7 million primarily due to the sale of one significant real estate asset that was foreclosed in 2003.

         Total liabilities increased $230 million from December 31, 2003 to September 30, 2004, to $1.65 billion. Deposits increased $120 million, FHLBank advances increased $47 million and short-term borrowings increased $61 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in the form of repurchase agreements. Great Southern is then able to earn a spread on these funds similar to a normal deposit. Retail certificates of deposit decreased $24 million, to $318 million. Total brokered deposits were $408 million at September 30, 2004, up from $329 million at December 31, 2003. The weighted average cost of these brokered deposits was approximately 193 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the entire brokered certificate of deposit portfolio to a rate that is approximately 51 basis points lower than the retail certificate of deposit portfolio. Almost all of the brokered certificate portfolio has a maturity date in excess of five years from the date of issue, with the Company having the right to redeem the certificates semiannually after an initial period of usually one year or less. These brokered certificates generally have a longer maturity than the Company's retail certificates and therefore generally have a higher stated interest rate to the customer. However, this rate paid to the customer is not the effective rate paid by the Company, due to the Company's interest rate swaps. The effective cost to the Company is the variable interest rate paid by the Company to the interest rate swap counterparty. This rate generally approximates the three-month LIBOR rate. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Interest-bearing checking balances accounted for $44 million of the increase in deposits. Non-interest-bearing checking balances increased $22 million. Checking and savings account balances totaled $530 million at September 30, 2004, up from $465 million at December 31, 2003. The Company is a correspondent bank for several local financial institutions, which led to a portion of the increase in checking account balances. FHLBank advances increased $47 million, from $204 million at December 31, 2003, to $251 million at September 30, 2004. Funds from the additional advances were used to fund a portion of the loan portfolio growth.

         Stockholders' equity increased $15.6 million, to $135.2 million, primarily as a result of net income of $20.1 million and an increase in accumulated other comprehensive income of $459,000, partially offset by dividend declarations of $4.2 million and net stock repurchases of $547,000. The Company repurchased 8,363 shares of common stock at an average price of $31.18 per share during the three months ended September 30, 2004 and reissued 3,623 shares of stock at an average price of $13.36 per share to cover stock option exercises. The Company repurchased 22,305 shares of common stock at an average price of $40.07 per share during the nine months ended September 30, 2004 and reissued 18,699 shares of stock at an average price of $18.55 per share to cover stock option exercises.

         In 2004, the Company has not been agressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

NEXT PAGE

RESULTS OF OPERATIONS AND COMPARISON FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         The increase in net income of $978,000, or 15.8%, for the three months ended September 30, 2004 compared to the same period in 2003, was primarily due to an increase in net interest income of $2.1 million, or 15.3%. This was partially offset by a decrease in noninterest income of $347,000, or 5.6%, an increase in noninterest expense of $403,000, or 4.3%, and an increase in provision for income taxes of $346,000, or 11.4%, during the same three month period.

         The increase in net income of $2.6 million, or 14.8%, for the nine months ended September 30, 2004 compared to the same period in 2003, was primarily due to an increase in net interest income of $5.8 million, or 15.0%, and an increase in noninterest income of $767,000, or 4.6%. These were partially offset by an increase in noninterest expense of $2.9 million, or 11.4%, and an increase in provision for income taxes of $1.1 million, or 12.3%, during the same nine month period.

Total Interest Income

         Total interest income increased $3.4 million, or 17.9%, during the three months ended September 30, 2004, when compared to the three months ended September 30, 2003. The increase was due to a $2.2 million, or 13.8%, increase in interest income on loans and a $1.2 million, or 39.7%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances. Interest income for loans was negatively impacted by slightly lower average rates of interest while interest income for investment securities and other interest-earning assets was positively impacted by slightly higher average rates of interest during the three month period. The lower average rates of interest on loans was due primarily to the normal amortization or payoff during the latter portion of 2003 and early 2004 of loans which have been outstanding for a period of time and carried higher rates of interest. The higher average rates of interest on investment securities was primarily the result of much slower prepayments on the Company's mortgage-backed securities portfolio, causing reduced amortization of premiums against interest income.

         Total interest income increased $6.4 million, or 11.3%, during the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. The increase was due to a $4.3 million, or 9.2%, increase in interest income on loans and a $2.1 million, or 22.3%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances, although interest income for both was negatively impacted by lower average rates of interest during the nine month period.

Interest Income - Loans

         During the three months ended September 30, 2004, interest income on loans increased from higher average balances, partially offset by lower average interest rates. Interest income increased $2.6 million as the result of an increase in average loan balances from $1.07 billion during the three months ended September 30, 2003, to $1.25 billion during the three months ended September 30, 2004. The higher average balance resulted from the Bank's increase in commercial real estate and construction lending. The Company continues to focus on growth in commercial real estate and construction lending in Southwest Missouri, Kansas City and Northwest Arkansas and expects that loan growth will occur in all of these markets assuming overall conditions remain favorable for economic growth. The Company also expects to generate residential real estate and residential construction loans in a manner consistent with 2004 levels.

         Interest income decreased $423,000 during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, as the result of lower average interest rates. The average yield on loans decreased from 6.01% during the three months ended September 30, 2003, to 5.86% during the three months ended September 30, 2004, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. See "Net Interest Income" for a discussion of the changes to the "prime rate" of interest during the periods compared.

NEXT PAGE

         During the nine months ended September 30, 2004, interest income on loans increased from higher average balances, partially offset by lower average interest rates. Interest income increased $6.2 million as the result of an increase in average loan balances from $1.04 billion during the nine months ended September 30, 2003, to $1.19 billion during the nine months ended September 30, 2004. The higher average balance resulted from the Bank's increases in commercial real estate and construction lending. The Company continues to focus on growth in commercial real estate and construction lending in Southwest Missouri, Kansas City and Northwest Arkansas and expects that loan growth will occur in all of these markets assuming overall conditions remain favorable for economic growth. The Company also expects to generate residential real estate and residential construction loans in a manner consistent with 2004 levels.

         Interest income decreased $1.9 million during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, as the result of lower average interest rates. The average yield on loans decreased from 6.01% during the nine months ended September 30, 2003, to 5.78% during the nine months ended September 30, 2004, primarily due to lower market rates of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. See "Net Interest Income" for a discussion of the changes to the "prime rate" of interest during the periods compared.

Interest Income - Investments and Other Interest-earning Assets

         Interest income on investment securities and other interest-earning assets increased from higher average balances and higher average interest rates during the three months ended September 30, 2004, when compared to the three months ended September 30, 2003. Interest income increased $1.1 million as a result of an increase in average balances from $310 million during the three months ended September 30, 2003, to $411 million during the three months ended September 30, 2004. Investment securities were primarily purchased to collateralize public funds deposits and customer repurchase agreements. Interest income increased $155,000 as a result of an increase in average yields from 3.93% during the three months ended September 30, 2003, to 4.15% during the three months ended September 30, 2004, primarily due to slightly higher yields on the Company's mortgage-backed securities portfolio in 2004 due to lower amortization of premiums as prepayments on these underlying mortgages slowed in 2004 compared to 2003.

         Interest income on investment securities and other interest-earning assets increased from higher average balances, partially offset by lower average interest rates during the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. Interest income increased $2.5 million as a result of an increase in average balances from $297 million during the nine months ended September 30, 2003, to $380 million during the nine months ended September 30, 2004. Investment securities were primarily purchased to collateralize public funds deposits and customer repurchase agreements. Interest income decreased $427,000 as a result of a decrease in average yields from 4.21% during the nine months ended September 30, 2003, to 4.02% during the nine months ended September 30, 2004, due to some higher-yielding securities maturing or being called in 2003, partially offset by slightly higher yields on the Company's mortgage-backed securities portfolio in 2004 due to lower amortization of premiums as prepayments on these underlying mortgages slowed in 2004 compared to 2003.

NEXT PAGE

Total Interest Expense

         Total interest expense increased $1.3 million, or 24.4%, during the three months ended September 30, 2004 when compared with the same period in 2003. The increase during the three month period was due to a $683,000, or 17.4%, increase in interest expense on deposits, a $349,000, or 26.6%, increase in interest expense on FHLBank advances, and a $310,000, or 113%, increase in interest expense on short-term borrowings and subordinated debentures issued to capital trust.

         Total interest expense increased $568,000, or 3.2%, during the nine months ended September 30, 2004 when compared with the same period in 2003. The increase during the nine month period was due to an $82,000, or 0.6%, increase in interest expense on deposits, a $55,000, or 1.3%, increase in interest expense on FHLBank advances, and a $431,000, or 48.2%, increase in interest expense on short-term borrowings and subordinated debentures issued to capital trust.

Interest Expense - Deposits

         Interest expense on deposits increased $217,000 as a result of higher average balances of time deposits from $661 million during the three months ended September 30, 2003, to $706 million during the three months ended September 30, 2004, and increased $58,000 due to higher average interest rates on time deposits from 1.90% during the three months ended September 30, 2003, to 1.93% during the three months ended September 30, 2004. The slight increase in average interest rates was primarily due to the effect of the Company's interest rate swaps. The average interest rate paid by the Company on its swapped certificates of deposit portfolio increased from 1.15% at September 30, 2003, to 1.85% at September 30, 2004, as a result of higher three-month LIBOR rates of interest on which these swaps are based. This increase was partially offset by the maturity of deposits with higher rates of interest. Interest on demand deposits increased $325,000 due to higher average balances from $294 million during the three months ended September 30, 2003, to $385 million during the three months ended September 30, 2004, and increased $83,000 due to higher average rates from 1.06% during the three months ended September 30, 2003, to 1.24% during the three months ended September 30, 2004. A large portion of the balance increase was in money market and premium NOW account types which generally have higher account balances and earn higher rates of interest than basic checking accounts. Beginning in early 2003, the Company made a conscious effort to attract these types of deposits. Total balances grew substantially throughout 2003 and into 2004. The Company considers these accounts to be an efficient source of funding as the typical account maintains a relatively high balance at interest rates which are generally lower than certificate of deposit rates. Unlike certificates of deposit which have a fixed interest rate for a stated period, these accounts fluctuate with market interest rates at the discretion of the Bank. This sort of variable rate funding aligns with the Company's interest rate risk strategy in offsetting fluctuating interest rates in the Company's variable rate loan portfolio.

         Interest expense on deposits decreased $1.4 million due to lower average interest rates on time deposits from 2.07% during the nine months ended September 30, 2003, to 1.80% during the nine months ended September 30, 2004, and increased $91,000 as a result of higher average balances of time deposits from $682 million during the nine months ended September 30, 2003, to $688 million during the nine months ended September 30, 2004. The average interest rates decreased due to lower overall market rates of interest in the first half of 2004, the maturity of deposits with higher rates of interest and the effect of the Company's interest rate swaps. Through the first six months of 2004 the three-month LIBOR rates of interest on which these swaps are based remained low; LIBOR rates began to increase significantly during the third quarter of 2004 as the Federal Reserve Board began to increase "fed funds" interest rates. Interest on demand deposits increased $1.2 million due to higher average balances from $254 million during the nine months ended September 30, 2003, to $387 million during the nine months ended September 30, 2004, and increased $171,000 due to higher average rates from 1.08% during the nine months ended September 30, 2003, to 1.19% during the nine months ended September 30, 2004. A large portion of the balance increase was in money market and premium NOW account types which generally have higher account balances and earn higher rates of interest than basic checking accounts. Beginning in early 2003, the Company made a conscious effort to attract these types of deposits. Total balances grew substantially throughout 2003 and into 2004. The Company considers these accounts to be an efficient source of funding as the typical account maintains a relatively high balance at interest rates which are generally lower than certificate of deposit rates. Unlike certificates of deposit which have a fixed interest rate for a stated period, these accounts fluctuate with market interest rates at the discretion of the Bank. This sort of variable rate funding aligns with the Company's interest rate risk strategy in offsetting fluctuating interest rates in the Company's variable rate loan portfolio.

NEXT PAGE

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

         Interest expense on FHLBank advances and subordinated debentures issued to capital trust increased $485,000 due to higher average balances from $202 million during the three months ended September 30, 2003 to $274 million during the three months ended September 30, 2004. Interest expense decreased $122,000 due to lower average rates of interest from 2.88% in the three months ended September 30, 2003, to 2.65% in the three months ended September 30, 2004. The Company's use of FHLBank advances and subordinated debentures that reprice frequently (daily, monthly, or quarterly) contributed to the decrease in average rates of interest.

         Interest expense on short-term borrowings increased $188,000 due to higher average balances from $53 million during the three months ended September 30, 2003 to $108 million during the three months ended September 30, 2004. Interest expense increased $108,000 due to higher average rates of interest from 0.99% in the three months ended September 30, 2003, to 1.58% in the three months ended September 30, 2004. Short-term interest rates began to increase during the three months ended September 30, 2004, as the Federal Reserve Board began to increase "fed funds" interest rates. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in the form of repurchase agreements. Great Southern is then able to earn a spread on these funds similar to a normal deposit.

         Interest expense on FHLBank advances and subordinated debentures issued to capital trust increased $276,000 due to higher average balances from $209 million during the nine months ended September 30, 2003 to $222 million during the nine months ended September 30, 2004. Interest expense decreased $239,000 due to lower average rates of interest from 2.90% in the nine months ended September 30, 2003, to 2.76% in the nine months ended September 30, 2004. The Company's use of FHLBank advances and subordinated debentures that reprice frequently (daily, monthly, or quarterly) contributed to the decrease in average rates of interest.

         Interest expense on short-term borrowings increased $417,000 due to higher average balances from $50 million during the nine months ended September 30, 2003 to $94 million during the nine months ended September 30, 2004. Interest expense increased $32,000 due to higher average rates of interest from 1.18% in the nine months ended September 30, 2003, to 1.27% in the nine months ended September 30, 2004. Short-term interest rates began to increase during the three months ended September 30, 2004, as the Federal Reserve Board began to increase "fed funds" interest rates. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in the form of repurchase agreements. Great Southern is then able to earn a spread on these funds similar to a normal deposit.

Net Interest Income

         The Company's overall interest rate spread decreased 15 basis points, or 4.0%, from 3.72% during the three months ended September 30, 2003, to 3.57% during the three months ended September 30, 2004. The decrease was due to an 11 basis point decrease in the weighted average yield received on interest-earning assets, and a 4 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 15 basis points while the yield on investment securities and other interest-earning assets increased 22 basis points. The rates paid on deposits increased 5 basis points, the rates paid on FHLBank advances and trust preferred debentures decreased 23 basis points, and the rates paid on short-term borrowings increased 59 basis points. The Company's overall net interest margin decreased 16 basis points, or 4.1%, from 3.94% during the three months ended September 30, 2003, to 3.78% during the three months ended September 30, 2004. Management expects that the net interest margin will stabilize near this 3.78% level. The overall yield on loans will increase as the Federal Reserve Board increases "fed funds" rates, which in turn will increase the "prime rate." This will be generally offset by increasing rates on the Company's liabilities, such as swapped brokered certificates of deposit, short-term borrowings and FHLBank advances which will fluctuate with increases in market rates of interest such as LIBOR and "fed funds."

NEXT PAGE

         The Company's overall interest rate spread decreased 3 basis points, or 0.8%, from 3.64% during the nine months ended September 30, 2003, to 3.61% during the nine months ended September 30, 2004. The decrease was due to a 26 basis point decrease in the weighted average yield received on interest-earning assets, partially offset by a 23 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 23 basis points while the yield on investment securities and other interest-earning assets decreased 19 basis points. The rates paid on deposits decreased 22 basis points, the rates paid on FHLBank advances and trust preferred debentures decreased 14 basis points, and the rates paid on short-term borrowings increased 9 basis points. The Company's overall net interest margin decreased 6 basis points, or 1.6%, from 3.86% during the nine months ended September 30, 2003, to 3.80% during the nine months ended September 30, 2004.

         The prime rate of interest averaged 4.16% during the nine months ended September 30, 2003, compared to an average of 4.14% during the nine months ended September 30, 2004. A large percentage of the Bank's loans are tied to prime. The Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently in an attempt to approximately offset the repricing characteristics of the Bank's prime rate loans. See "Item III. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

         The provision for loan losses was unchanged at $1.2 million during the three months ended September 30, 2004 and 2003, respectively. Net charge-offs during the three months ended September 30, 2004 were $575,000 compared to net charge-offs of $1.0 million during the three months ended September 30, 2003. The provision for loan losses was unchanged at $3.6 million during the nine months ended September 30, 2004 and 2003, respectively. Net charge-offs during the nine months ended September 30, 2004 were $1.8 million compared to net charge-offs of $4.1 million during the nine months ended September 30, 2003.

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

NEXT PAGE

         The Bank's allowance for loan losses as a percentage of total loans was 1.76% and 1.87% at September 30, 2004 and December 31, 2003, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provisions for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

         Non-performing assets decreased $8.1 million during the nine months ended September 30, 2004, from $16.4 million at December 31, 2003 to $8.3 million at September 30, 2004. Non-performing assets as a percentage of total assets were 0.46% at September 30, 2004. Non-performing loans decreased $1.4 million, or 19.3%, and were $6.0 million at September 30, 2004. Foreclosed assets decreased $6.7 million, or 74.6%, from $9.0 million at December 31, 2003 to $2.3 million at September 30, 2004.

         Non-performing Loans. The $1.4 million decrease in non-performing loans was primarily due to the principal reduction of approximately $600,000 on the two largest unrelated non-performing relationships, the transfer of one $504,000 relationship to foreclosed assets, and the addition and deletion of several smaller unrelated loans to the non-performing category. Commercial loans comprise $4.3 million, or 72%, of the total $6.0 million non-performing loans at September 30, 2004. Three unrelated credit relationships, totaling $1.3 million, $594,000, and $518,000, respectively, were the largest relationships in the non-performing loan portfolio at September 30, 2004. The $1.3 million relationship is comprised of two loans, which are primarily secured by the automobile floor plan assets of a car dealership in Springfield, Missouri. The $594,000 relationship is secured by a commercial retail shopping center in Stone County near Branson, Missouri. This balance was reduced $338,000 by the borrower during the quarter ended June 30, 2004 from the proceeds of the sale of additional assets owned by the borrower. The $518,000 relationship is secured primarily by a dinner theater in Branson, Missouri, as well as additional real estate collateral and business assets. Each of these three relationships was most recently described as a non-performing loan in the June 30, 2004, Quarterly Report on Form 10-Q.

         Foreclosed Assets. Foreclosed assets decreased $6.7 million to $2.3 million at September 30, 2004. The decrease was primarily related to the sale of one asset relationship totaling $6.0 million during the quarter ended March 31, 2004. This relationship was most recently discussed as a foreclosed asset in the June 30, 2004, Quarterly Report on Form 10-Q. Of the total $2.3 million of foreclosed assets at September 30, 2004, foreclosed real estate totaled $1.6 million and repossessed automobiles totaled $673,000. Of the total real estate assets, two relationships account for $979,000. The first relationship has a remaining balance of $468,000 as of September 30, 2004, and involves two single-family houses and vacant undeveloped land. The houses are currently being marketed through a real estate broker. The second relationship has a remaining balance of $511,000 as of September 30, 2004, and involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This relationship was foreclosed in late 2002 and is currently being marketed for sale. This relationship was most recently described in the June 30, 2004, Quarterly Report on Form 10-Q and was included in foreclosed assets at that time.

NEXT PAGE

         Potential Problem Loans and Held-to-Maturity Securities. Potential problem loans and held-to-maturity securities increased $8.8 million during the nine months ended September 30, 2004 from $6.9 million at December 31, 2003 to $15.7 million at September 30, 2004. Potential problem loans and held-to-maturity securities are loans and securities which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans and securities are not reflected in the non-performing assets. During the nine months ended September 30, 2004, potential problem loans experienced increases primarily due to the addition of two large unrelated relationships to the potential problem loan category. The first relationship totals $3.0 million and is secured primarily by an office building, vacant land, and developed and undeveloped residential subdivisions in the Branson, Missouri, area. The second relationship totals $2.3 million and is secured primarily by several single-family houses used as rental property and two houses constructed for sale. In October 2004, these two houses were sold and the outstanding loan balances were reduced by $714,000. In addition, during the nine months ended September 30, 2004, one relationship which includes both held-to-maturity securities and loans was added to potential problem assets. This relationship was underwritten by the Company's lending department in the normal course of business; however, due to the nature of one of the assets (revenue bonds) this portion is carried as held-to-maturity securities. This relationship totals $6.1 million ($4.3 million is included in held-to-maturity securities with the remainder classified as loans) and is secured primarily by two nursing homes in Missouri. One of the nursing homes has experienced cash flow problems recently. The borrower maintains reserve funds to cover debt service shortfalls and required payments are current at September 30, 2004. These increases were partially offset by a $1.7 million decrease in one other relationship which is secured primarily by commercial real estate, equipment and inventory in Springfield, Missouri. At September 30, 2004, five significant unrelated relationships represent the majority of the potential problem loan total. In addition to the three new relationships discussed above, two other significant relationships remain in the potential problem loan category. These relationships total $1.3 million and $1.3 million, respectively. The first $1.3 million relationship is secured primarily by a motel in Springfield, Missouri. The second $1.3 million relationship is secured by a motel in Branson, Missouri. Each of these two relationships was most recently described as a potential problem loan in the June 30, 2004, Quarterly Report on Form 10-Q.

Noninterest Income

         Total noninterest income decreased $347,000, or 5.6%, in the three months ended September 30, 2004 when compared to the same period in 2003. The decrease was primarily due to: (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $594,000, or 74.5%; and (ii) a net realized loss on sales of available-for-sale securities in the quarter ended September 30, 2004, of $363,000 versus a net realized gain of $471,000 in the quarter ended September 30, 2003. During the three months ended September 30, 2004, the Bank sold fewer residential loans than in the same period during 2003. Higher levels of refinancing activity occurred in the three months ended September 30, 2003. The gain on sale of securities in 2003 resulted from the sale of one $500,000 security. The loss on sale of securities in 2004 resulted from the sale of approximately $62 million of available-for-sale securities. The Company primarily sold low yielding agency callable securities and fixed rate mortgage-backed securities and purchased variable rate mortgage-backed securities and municipal securities, which should provide higher yields.

NEXT PAGE

         This decrease in the three months ended September 30, 2004, was partially offset by: (i) a net increase in commission revenues earned by the Company's travel, insurance and investment divisions in 2004 of $373,000, or 25.0%; (ii) an increase in service charges and ATM fees of $450,000, or 15.5%; and (iii) an increase in net gains on sales of fixed assets of $401,000. In 2004, the Company realized a gain of $396,000 on the sale of land which had been previously purchased for a branch location. After completion of the branch, most of the remaining land was sold. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds and overdraft transactions by customers, and increases in fees charged for insufficient funds checks and overdrafts. Increases in commission revenues occurred in the travel and investments divisions. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In late 2003, we began to implement some strategic sales initiatives in our investment division and throughout our branch network. Increased sales of a variety of investment products were realized during the three months ended September 30, 2004, as a result of these initiatives.

         Total noninterest income increased $767,000, or 4.6%, in the nine months ended September 30, 2004 when compared to the same period in 2003. The increase was primarily due to: (i) a net increase in commission revenues earned by the Company's travel, insurance and investment divisions in 2004 of $1.5 million, or 34.2%; (ii) an increase in service charges and ATM fees of $1.3 million, or 16.4%; and (iii) an increase in net gains on sales of fixed assets of $257,000. In 2004, the Company realized a gain of $396,000 on the sale of land which had been previously purchased for a branch location. After completion of the branch, most of the remaining land was sold. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds and overdraft transactions by customers, and increases in fees charged for insufficient funds checks and overdrafts. Increases in commission revenues occurred in the travel and investments divisions. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In late 2003, we began to implement some strategic sales initiatives in our investment division and throughout our branch network. Increased sales of a variety of investment products were realized during the nine months ended September 30, 2004, as a result of these initiatives.

         This increase was partially offset by: (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $1.1 million, or 58.8%; and (ii) a net realized loss on sales of available-for-sale securities in the quarter ended September 30, 2004, of $371,000 versus a net realized gain of $585,000 in the quarter ended September 30, 2003. During the nine months ended September 30, 2004, the Bank sold fewer residential loans than in the same period during 2003. Higher levels of refinancing activity occurred in the nine months ended September 30, 2003. The gain on sale of securities in 2003 primarily resulted from the sale of one $500,000 security. The loss on sale of securities in 2004 primarily resulted from the sale of approximately $62 million of available-for-sale securities in the quarter ended September 30, 2004. The Company primarily sold low yielding agency callable securities and fixed rate mortgage-backed securities and purchased variable rate mortgage-backed securities and municipal securities, which should provide higher yields.

NEXT PAGE

Noninterest Expense

         Total noninterest expense increased $403,000, or 4.3%, in the three months ended September 30, 2004, when compared to the three months ended September 30, 2003. The increase was primarily due to: (i) an increase of $515,000, or 10.5%, in salaries and employee benefits primarily due to normal merit increases for existing employees, the hiring of additional experienced personnel to fill commercial lending, credit administration, and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening during 2003 of two loan production offices, and increased costs for health insurance and pension benefits; (ii) an increase in net occupancy and equipment expense of $128,000, or 7.8%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment, including ATMs; and (iii) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, insurance, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

         This increase was partially offset by a decrease in expense on foreclosed assets of $477,000 in the three months ended September 30, 2004, when compared to the three months ended September 30, 2003. In 2003, the Company experienced a $450,000 loss on the disposition of one foreclosed asset.

         Total noninterest expense increased $2.9 million, or 11.4%, in the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. The increase was primarily due to: (i) an increase of $2.1 million, or 15.5%, in salaries and employee benefits primarily due to normal merit increases for existing employees, the hiring of additional experienced personnel to fill commercial lending, credit administration, and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening during 2003 of two loan production offices, and increased costs for health insurance and pension benefits; (ii) an increase in net occupancy and equipment expense of $548,000, or 11.8%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment, including ATMs; and (iii) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, insurance, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

         This increase was partially offset by a decrease in expense on foreclosed assets of $725,000 in the three months ended September 30, 2004, when compared to the three months ended September 30, 2003. In 2003, the Company experienced a $450,000 loss on the disposition of one foreclosed asset and other expenses of maintaining various foreclosed assets.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 32.9% in the three months ended September 30, 2003, to 32.1% in the three months ended September 30, 2004. Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.2% in the nine months ended September 30, 2003, to 32.7% in the nine months ended September 30, 2004.

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

	Three Months Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,245,116	$18,227	5.86%	$1,066,112	$16,020	6.01%
Investment securities and other interest-earning assets	410,760	4,257	4.15	310,090	3,048	3.93
Total interest-earning assets	1,655,876	22,484	5.43	1,376,202	19,068	5.54
Noninterest-earning assets:
Cash and cash equivalents	81,964			54,507
Other nonearning assets	22,799			25,061
Total assets	$1,760,639			$1,455,770
Interest-bearing liabilities:
Demand deposits	$ 384,691	1,188	1.24	$ 293,909	780	1.06
Savings deposits	792	3	1.52	981	3	1.22
Time deposits	705,643	3,410	1.93	661,059	3,135	1.90
Total deposits	1,091,126	4,601	1.69	955,949	3,918	1.64
Short-term borrowings	107,675	426	1.58	52,551	130	0.99
FHLBank advances and trust preferred debentures	274,474	1,818	2.65	202,367	1,455	2.88
Total interest-bearing liabilities	1,473,275	6,845	1.86	1,210,867	5,503	1.82
Noninterest-bearing liabilities:
Demand deposits	145,317			122,416
Other liabilities	10,001			6,936
Total liabilities	1,628,593			1,340,219
Stockholders' equity	132,046			115,551
Total liabilities and stockholders' equity	$1,760,639			$1,455,770
Net interest income		$15,639			$13,565
Interest rate spread			3.57%			3.72%
Net interest margin(1)			3.78%			3.94%
Average interest-earning assets to average interest-bearing liabilities	112.39%			113.65%
(1) Defined as the Company's net interest income divided by total interest-earning assets.

NEXT PAGE

	Nine Months Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,185,536	$51,377	5.78%	$1,043,820	$47,069	6.01%
Investment securities and other interest-earning assets	379,646	11,456	4.02	296,779	9,367	4.21
Total interest-earning assets	1,565,182	62,833	5.35	1,340,599	56,436	5.61
Noninterest-earning assets:
Cash and cash equivalents	74,115			47,779
Other nonearning assets	22,507			27,176
Total assets	$1,661,804			$1,415,554
Interest-bearing liabilities:
Demand deposits	$ 386,897	3,441	1.19	$ 254,014	2,066	1.08
Savings deposits	873	9	1.37	883	8	1.21
Time deposits	687,933	9,290	1.80	682,049	10,584	2.07
Total deposits	1,075,703	12,740	1.58	936,946	12,658	1.80
Short term borrowings	93,882	891	1.27	49,750	442	1.18
FHLB Bank advances and trust preferred debentures	222,142	4,591	2.76	209,095	4,554	2.90
Total interest-bearing liabilities	1,391,727	18,222	1.74	1,195,791	17,654	1.97
Noninterest-bearing liabilities:
Demand deposits	133,876			101,202
Other liabilities	8,543			6,507
Total liabilities	1,534,146			1,303,500
Stockholders' equity	127,658			112,054
Total liabilities and stockholders' equity	$1,661,804			$1,415,554
Net interest income		$44,611			$38,782
Interest rate spread			3.61%			3.64%
Net interest margin(1)			3.80%			3.86%
Average interest-earning assets to average interest-bearing liabilities	112.46%			112.11%
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

	Three Months Ended September 30,
	2004 vs. 2003
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (423)	$2,630	$2,207
Investment securities and other interest-earning assets	155	1,054	1,209
Total interest-earning assets	(268)	3,684	3,416
Interest-bearing liabilities:
Demand deposits	83	325	408
Savings deposits	--	--	--
Time deposits	58	217	275
Total deposits	141	542	683
Short term borrowings	108	188	296
FHLBank advances and trust preferred debentures	(122)	485	363
Total interest-bearing liabilities	127	1,215	1,342
Net interest income	$ (395)	$2,469	$2,074

NEXT PAGE

	Nine Months Ended September 30,
	2004 vs. 2003
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,889)	$6,197	$ 4,308
Investment securities and other interest-earning assets	(427)	2,516	2,089
Total interest-earning assets	(2,316)	8,713	6,397
Interest-bearing liabilities:
Demand deposits	171	1,204	1,375
Savings deposits	1	--	1
Time deposits	(1,385)	91	(1,294)
Total deposits	(1,213)	1,295	82
Short-term borrowings	32	417	449
FHLBank advances and trust preferred debentures	(239)	276	37
Total interest-bearing liabilities	(1,420)	1,988	568
Net interest income	$ (896)	$6,725	$5,829

NEXT PAGE

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2004, the Company had commitments of approximately $260 million to fund loan originations, unused lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $135.2 million, or 7.6% of total assets of $1.79 billion at September 30, 2004, compared to equity of $119.5 million, or 7.8%, of total assets of $1.54 billion at December 31, 2003.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On September 30, 2004, the Bank's Tier 1 risk-based capital ratio was 10.51%, total risk-based capital ratio was 11.77% and the Tier 1 leverage ratio was 8.46%. As of September 30, 2004, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2004, the Company's Tier 1 risk-based capital ratio was 10.73%, total risk-based capital ratio was 11.99% and the leverage ratio was 8.65%. As of September 30, 2004, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

NEXT PAGE

         At September 30, 2004, the held-to-maturity investment portfolio included no gross unrealized losses.

         The Company's primary sources of funds are retail checking accounts, retail certificates of deposit, brokered certificates of deposit, FHLBank advances, other borrowings, loan repayments, proceeds from sales and maturities of loans and available-for-sale securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs, availability of funds at the time, and interest rate repricing characteristics of the funds.

         Statements of Cash Flows. During the nine months ended September 30, 2004 and 2003, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $25.6 million during the nine months ended September 30, 2004, and $24.5 million during the nine months ended September 30, 2003.

         During the nine months ended September 30, 2004 and 2003, investing activities used cash of $240.7 million and $98.4 million, respectively, primarily due to the net increase of loans and investment securities in each period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of the Company's common stock and dividend payments to stockholders. Financing activities provided $225.3 million during the nine months ended September 30, 2004 and $86.4 million during the nine months ended September 30, 2003. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of the Company's common stock and dividend payments to stockholders.

         Dividends. During the three months ended September 30, 2004, the Company declared and paid dividends of $0.11 per share. This represented 22% of net income per share. During the three months ended September 30, 2003, the Company declared and paid dividends of $0.09 per share. This represented 20% of net income per share.

         During the nine months ended September 30, 2004, the Company declared and paid dividends of $0.32 and $0.31 per share, respectively. This represented 22% and 22%, respectively, of net income per share. During the nine months ended September 30, 2003, the Company declared and paid dividends of $0.255 and $0.24 per share, respectively. This represented 20% and 19%, respectively, of net income per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

NEXT PAGE

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2004, the Company repurchased 8,363 shares of its common stock at an average price of $31.18 per share and reissued 3,623 shares of stock at an average price of $13.36 per share to cover stock option exercises. During the three months ended September 30, 2003, the Company repurchased 7,718 shares of its common stock at an average price of $40.52 per share and reissued 8,440 shares of stock at an average price of $21.50 per share to cover stock option exercises.

         During the nine months ended September 30, 2004, the Company repurchased 22,305 shares of its common stock at an average price of $40.07 per share and reissued 18,699 shares of stock at an average price of $18.55 per share to cover stock option exercises. During the nine months ended September 30, 2003, the Company repurchased 31,273 shares of its common stock at an average price of $39.32 per share and reissued 21,492 shares of stock at an average price of $21.89 per share to cover stock option exercises.

         Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

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

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2004, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is nearly neutral.

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

         At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, we may determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin. At September 30, 2004, management has chosen to maintain a neutral interest rate risk position. We believe that in the current interest rate and economic environments it is prudent to attempt to maintain our net interest margin generally at its current level while increasing net interest income through growth in interest-earning assets, primarily loans.

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

         In addition to the disclosures previously made by the Company in the December 31, 2003, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2004.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date(1)
2005	$15.5	1.21%	6.20%
2006	10.0	1.99	5.30
2007	15.0	1.70	2.75
2008	12.6	1.70	3.77
2009	71.9	1.75	3.86
2010	24.9	1.83	3.20
2011	34.9	1.64	3.53
2012	9.8	1.88	5.51
2013	39.5	1.82	4.08
2014	42.5	1.79	3.18
2015	9.7	1.93	4.25
2016	44.5	1.79	5.45
2017	14.8	1.94	5.76
2018	15.0	1.64	4.67
2019	35.0	1.79	4.53
2023	9.3	1.62	5.10
2031	17.3	4.05	9.00

Total Notional Amount	$ 422.2	1.85%	4.43%

Fair Value	$ 423.9
(1)	This table reflects the contractual maturity date of the Company's interest rate swaps. Nearly all of these swaps have terms such that the swap counterparties may call the swaps at various times prior to the final maturity date.

NEXT PAGE

ITEM IV. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2004 was carried out under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Corporation files or submits under the Act is (i) accumulated and communicated to management (including the Chief Excecutive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

b)	Changes in Internal Controls: There were no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the year ending December 31, 2004. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the Company's fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the third quarter of 2004 is as follows.

				Maximum
				Number of
			Total Number	Shares that
			Of Shares	May Yet Be
	Total Number	Average	Purchased as	Purchased
	of Shares	Price	Part of Publicly	Under the
	Purchased	Per Share	Announced Plan	Plan (1)
July 1, 2004 - July 31, 2004	303	$26.47	303	246,843
August 1, 2004 - August 31, 2004	2,897	30.40	2,897	243,946
September 1, 2004 - September 30, 2004	5,163	31.89	5,163	238,783
	8,363	$31.18	8,363
(1)	Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to Vote of Common Stockholders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

         See Exhibit Index.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: November 9, 2004	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2004	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index

Exhibit No.	Description
11	Statement Re Computation of Earnings Per Share
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of Sarbanes-Oxley Act

END