Form 10-K
period 2004-12-31
GREAT SOUTHERN BANCORP INC
filed 2005-03-16
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

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

         The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2004, computed by reference to the closing price of such shares on that date, was $304,141,507. At March 8, 2005, 13,713,047 shares of the Registrant's common stock were outstanding.

NEXT PAGE

NEXT PAGE

PART I

ITEM 1.         BUSINESS.

THE COMPANY

Great Southern Bancorp, Inc.

         Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a financial holding company which, as of December 31, 2004, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve Board" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company. In 2004, Bancorp was re-incorporated under the laws of the State of Maryland and is no longer incorporated under the laws of the State of Delaware.

         As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2004, Bancorp's consolidated assets were $1.85 billion, consolidated net loans were $1.29 billion, consolidated deposits were $1.29 billion and consolidated stockholders' equity was $139 million. The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

         Through the Bank and subsidiaries of the Bank, the Company offers insurance, travel, investment and related services, which are discussed further below. The activities of the Company are funded by retained earnings and through dividends from Great Southern. Activities of the Company may also be funded through borrowings from third parties, sales of additional securities or through income generated by other activities of the Company. The Company expects to finance its future activities in a similar manner.

         The executive offices of the Company are located at 1451 East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

         Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 31 branches located in southwestern and central Missouri. At December 31, 2004, the Bank had total assets of $1.84 billion, net loans of $1.29 billion, deposits of $1.30 billion and stockholders' equity of $154 million, or 8.3% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

NEXT PAGE

         Great Southern is principally engaged in the business of originating residential and commercial real estate loans, construction loans, other commercial and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

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

Internet Website

         Bancorp maintains a website at www.greatsouthernbank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Bancorp currently makes available on or through its website Bancorp's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge (other than a user's regular internet access charges) on the Securities and Exchange Commission's website at www.sec.gov.

Primary Market Area

         Great Southern's primary market area encompasses 15 counties in southwestern and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such

NEXT PAGE

diversified markets as Springfield, Joplin, the resort areas of Branson and Lake of the Ozarks, and various smaller communities in the Bank's market area. Management believes that the Bank's share of the deposit and lending markets in its market area is approximately 10% and that the Bank's affiliates have an even smaller percent, with the exception of the travel agency which has a larger percent of its respective business in its market area.

         Great Southern's largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 385,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university. Springfield is also a regional health care center. The unemployment rate in this area is, and has consistently been, below the national average.

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

         A significant portion of the Bank's loans are secured by properties in the two county region that includes the Branson area. Approximately $182 million, or 12.7%, of the total loan portfolio at December 31, 2004, was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, and one- to four-family construction properties, and consumer loans in the Branson area. Residential mortgages account for approximately $66 million of this total. Included in the Branson concentration totals are approximately $1.2 million of non-performing loans.

         To expand and diversify the Bank's loan portfolio, the Bank opened a loan production office in Kansas City, Missouri, and a loan production office in Rogers, Arkansas, in 2003. Great Southern historically served commercial lending needs in the Greater Kansas City and Northwest Arkansas regions from its Springfield office. The Bank's familiarity with these two growth markets, coupled with potential strong loan demand, led to physical expansion in these regions that allows Great Southern to more conveniently serve and expand relationships with existing customers and attract new business. Managed by seasoned commercial lenders who have personal experience and knowledge in their respective markets, the offices offer all Great Southern commercial lending services, including fixed and variable rate commercial real estate loans for new and existing customers. Underwriting of all loan production in these regions is performed in Springfield, so credit decisions are consistent across all markets.

         In 2004, the Kansas City office experienced growth with $26.7 million in commercial loan originations. As of December 31, 2004, the Kansas City office had $78.7 million in outstanding loan balances, which includes loans previously originated and serviced by the Springfield office.

         The Northwest Arkansas office primarily serves the Northwest Arkansas corridor, which includes the cities of Fayetteville, Rogers, Springdale and Bentonville. The Northwest Arkansas corridor was recently named as one of the strongest regional economies in the nation, according to a recent Milken Institute Report. Loan originations in 2004 for the Northwest Arkansas office were $57.6 million. As of December 31, 2004,

NEXT PAGE

the Arkansas office had outstanding loan balances of $97.9 million, which includes loans previously originated and serviced by the Springfield office.

         In February 2005, Great Southern opened a loan production office in St. Louis, Missouri. Similar to the other loan production offices in Kansas City and Northwest Arkansas, the St. Louis office is managed by a seasoned commercial lender who has personal experience and knowledge in the St. Louis market.

Lending Activities

         General

         From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2004, the balance of participation loans purchased was $83.3 million, or 5.8% of the total loan portfolio. None of these participation loans were non-performing at December 31, 2004.

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

         Another principal lending activity of Great Southern is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounted for approximately 50% of the portfolio at December 31, 2004.

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

NEXT PAGE

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

	December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$ 171,197	11.9%	$ 158,990	13.0%	$172,142	16.0%	$190,556	18.4%	$226,136	23.6%
Other residential	117,755	8.2	107,090	8.7	84,862	7.9	88,274	8.5	81,143	8.5
Commercial	479,711	33.5	441,784	36.1	401,941	37.4	351,037	34.0	328,432	34.3
Residential Construction:
One- to four-family	160,161	11.2	92,126	7.5	68,416	6.4	49,306	4.8	47,241	4.9
Other residential	40,587	2.8	29,211	2.4	29,107	2.7	30,408	2.9	23,703	2.5
Commercial construction	230,103	16.1	180,211	14.7	115,148	10.7	127,171	12.3	73,398	7.7

Total real estate loans	1,199,514	83.7	1,009,412	82.4	871,616	81.1	836,752	80.9	780,053	81.5
Other Loans:
Consumer loans:
Guaranteed student loans	2,976.2		3,090.3		3,407.3		3,818.4		3,892.5
Automobile, boat, etc.	80,517	5.6	78,828	6.4	74,160	6.9	67,909	6.6	67,356	7.0
Home equity and improvement	45,703	3.2	40,028	3.3	33,896	3.2	27,198	2.6	19,460	2.0
Other	1,318.1		1,482.1		980.1		630.1		491.1
Total Consumer loans	130,514	9.1	123,428	10.1	112,443	10.5	99,555	9.7	91,199	9.6
Other commercial loans	103,635	7.2	92,039	7.5	91,123	8.4	97,557	9.4	85,334	8.9
Total other loans	234,149	16.3	215,467	17.6	203,566	18.9	197,112	19.1	176,533	18.5
Total loans	1,433,663	100.0%	1,224,879	100.0%	1,075,182	100.0%	1,033,864	100.0%	956,586	100.0%
Less:
Loans in process	121,677		109,004		55,468		46,744		45,834
Deferred fees and discounts	1,054		834		779		906		1,274
Allowance for loan losses	23,489		20,844		21,288		21,328		18,694
Total loans receivable, net	$1,287,443		$1,094,197		$997,647		$964,886		$890,784

NEXT PAGE

         The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.
	December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$ 25,266	1.8%	$ 26,136	2.1%	$ 19,142	1.8%	$ 10,477	1.0%	$ 6,414.7%
Other Residential	65,646	4.6	51,961	4.2	48,661	4.5	48,518	4.7	38,345	4.0
Commercial	90,796	6.3	98,014	8.0	82,760	7.7	50,039	4.8	40,102	4.2
Residential construction:
One- to four- family	83,306	5.8	59,070	4.8	35,843	3.3	5,925.6		1,130.1
Other Residential	11,880.8		8,165.7		7,291.7		---	---	---	---
Commercial construction	24,391	1.7	22,007	1.8	10,843	1.0	---	---	---	---
Total real estate loans	301,285	21.0	265,353	21.6	204,540	19.0	114,959	11.1	85,991	9.0
Consumer loans	87,868	6.1	85,710	7.0	80,544	7.5	67,496	6.5	66,751	7.0
Other commercial loans	36,660	2.6	29,243	2.4	14,977	1.4	14,465	1.4	10,526	1.1
Total fixed-rate loans	425,813	29.7	380,306	31.0	300,061	27.9	196,920	19.0	163,268	17.1
Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	145,931	10.2	132,854	10.9	153,000	14.2	180,079	17.4	219,722	23.0
Other Residential	52,109	3.6	55,129	4.5	36,201	3.4	39,756	3.9	42,798	4.5
Commercial	388,915	27.1	343,770	28.1	319,181	29.7	300,998	29.1	288,330	30.1
Residential construction:
One- to four-family	76,855	5.4	33,056	2.7	32,573	3.0	43,381	4.2	46,111	4.8
Other residential	28,707	2.0	21,046	1.7	21,816	2.0	30,408	2.9	23,703	2.5
Commercial construction	205,712	14.3	158,204	12.9	104,305	9.7	127,171	12.3	73,398	7.7
Total real estate loans	898,229	62.6	744,059	60.8	667,076	62.0	721,793	69.8	694,062	72.6
Consumer loans	42,646	3.0	37,718	3.1	31,899	3.0	32,059	3.1	24,448	2.5
Other commercial loans	66,975	4.7	62,796	5.1	76,146	7.1	83,092	8.1	74,808	7.8
Total adjustable-rate loans	1,007,850	70.3	844,573	69.0	775,121	72.1	836,944	81.0	793,318	82.9
Total loans	1,433,663	100.0%	1,224,879	100.0%	1,075,182	100.0%	1,033,864	100.0%	956,586	100.0%
Less:
Loans in process	121,677		109,004		55,468		46,744		45,834
Deferred fees and discounts	1,054		834		779		906		1,274
Allowance for loan losses	23,489		20,844		21,288		21,328		18,694
Total loans receivable, net	$1,287,443		$1,094,197		$ 997,647		$ 964,886		$890,784

NEXT PAGE

         The following table presents the contractual maturities of loans at December 31, 2004. The table is based on information prepared in accordance with generally accepted accounting principles.

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Real Estate Loans:
Residential
One- to four- family	$ 12,556	$ 25,435	$ 133,206	$ 171,197
Other residential	12,548	68,926	36,281	117,755
Commercial	130,471	271,590	77,650	479,711
Residential construction:
One- to four- family	119,283	35,289	5,589	160,161
Other residential	11,358	23,070	6,159	40,587
Commercial construction	183,520	29,903	16,680	230,103
Total real estate loans	469,736	454,213	275,565	1,199,514
Other Loans:
Consumer loans:
Guaranteed student loans	2,976	---	---	2,976
Automobile, boat, etc.	7,570	52,162	20,785	80,517
Home equity and improvement	1,361	6,655	37,687	45,703
Other	1,318	---	---	1,318
Total consumer loans	13,225	58,817	58,472	130,514
Other commercial loans	48,191	37,683	17,761	103,635
Total other loans	61,416	96,500	76,233	234,149
Total loans	$ 531,152	$ 550,713	$ 351,798	$1,433,663

         As of December 31, 2004, loans due after December 31, 2005 with fixed interest rates totaled $256.6 million and loans due after December 31, 2005 with adjustable rates totaled $645.9 million.

         Environmental Issues

         Loans secured by real property, whether commercial, residential or other, may have a material, negative effect on the financial position and results of operations of the lender if the collateral is environmentally contaminated. The result can be, but is not necessarily limited to, liability for the cost of cleaning up the contamination imposed on the lender by certain federal and state laws, a reduction in the borrower's ability to pay because of the liability imposed upon it for any clean up costs, a reduction in the value of the collateral because of the presence of contamination or a subordination of security interests in the collateral to a super priority lien securing the clean up costs by certain state laws.

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

NEXT PAGE

before risk controlling measures were implemented) of any environmental contamination of real property securing loans in the Bank's portfolio that would subject the Bank to any material risk. No assurance can be made, however, that the Bank will not be adversely affected by environmental contamination.

         Residential Real Estate Lending

         At December 31, 2004 and 2003, loans secured by residential real estate, excluding that which is under construction, totaled $289 million and $266 million, respectively, and represented approximately 20.1% and 21.7%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were low during the years ended December 31, 2004 and 2003. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans primarily during 2003, most of which were sold in the secondary market, and accounted for the decline in the Bank's one- to four-family residential real estate loan portfolio during 2003. As rates began to move higher in 2004, fewer loans were refinanced and paid off early. In addition, more borrowers opted for adjustable-rate loans which the Bank generally retains in its portfolio.

         The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon changes in the average of interbank offered rates for twelve months U.S. Dollar-denominated deposits in the London Market or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annual adjustments as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to five years).

         The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Further, the adjustable-rate mortgages offered by Great Southern, as well as by many other financial institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate. The Bank has not experienced a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment in recent years.

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

NEXT PAGE

"due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. The Bank may enforce these due on sale clauses to the extent permitted by law.

         Commercial Real Estate and Construction Lending

         Commercial real estate lending has traditionally been a part of Great Southern's business activities. Since fiscal 1986, Great Southern has expanded its commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Great Southern expects to continue to maintain or increase the current percentage of commercial real estate and commercial construction loans in its total loan portfolio by originating loans secured by commercial real estate, subject to commercial real estate and other market conditions and to applicable regulatory restrictions. See "Government Supervision and Regulation" below.

         At December 31, 2004 and 2003, loans secured by commercial real estate (excluding that which is under construction) totaled $480 million and $442 million, respectively, or approximately 33.5% and 36.1%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2004 and 2003, construction loans secured by projects under construction and the land on which the projects are located aggregated $431 million and $302 million, respectively, or 30.1% and 24.6%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

         The Bank's commercial real estate and construction loan portfolio consists of loans with diverse collateral types. The following table sets forth loans that are secured by certain types of collateral at December 31, 2004. These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types to the total loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2004
	(Dollars in thousands)
Motels/Hotels	$107,595	7.5%	$ 321
Health Care Facilities	$105,356	7.4%	$ ---
Subdivisions	$96,087	6.7%	$ 191
Offices	$92,570	6.5%	$ 16
Retail	$79,409	5.5%	$ 621

NEXT PAGE

         The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2004, this limit was approximately $44.2 million. See "Government Supervision and Regulation." At December 31, 2004, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2004, the Bank's largest relationship totaled $25.7 million. All loans included in this relationship were current at December 31, 2004.

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

         Other Commercial Lending

         At December 31, 2004 and 2003, respectively, Great Southern had $104 million and $92 million in other commercial loans outstanding, or 7.2% and 7.5%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

         Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

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

NEXT PAGE

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

         As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2004, Great Southern had 82 letters of credit outstanding in the aggregate amount of $15.1 million. Approximately 88% of the aggregate amount of these letters of credit were secured, including one $6.6 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

         Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $131 million and $123 million at December 31, 2004 and 2003, respectively, or 9.1% and 10.1%, respectively, of the Bank's total loan portfolio.

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

         Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. At December 31, 2004, the Bank had $65.9 million of indirect auto, boat and recreational vehicle loans in its portfolio. While the Bank's initial concentrated effort has been on automobiles, the program is available for use with most tangible products where financing of the product is provided through the seller.

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

NEXT PAGE

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

Originations, Purchases, Sales and Servicing of Loans

         The Bank originates loans through internal loan production personnel located in the Bank's main and branch offices, as well as loan production offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations.

         Management does not expect the high level of residential mortgage originations experienced during the past several years to continue. However, as long as the lower interest rate environment continues, there is a higher level of financing and refinancing expected than would exist in a higher rate environment. Management does expect that commercial real estate and construction originations will continue to be strong in 2005 due to market demand and improving economic conditions.

         Great Southern may also purchase whole loans and participation interests in loans (generally without recourse, except in cases of breach of representation, warranty or covenant) from other banks, thrift institutions and life insurance companies (originators). The purchase transaction is governed by a participation agreement entered into by the originator and participant (Great Southern) containing guidelines as to ownership, control and servicing rights, among others. The originator may retain all rights with respect to enforcement, collection and administration of the loan. This may limit Great Southern's ability to control its credit risk when it purchases participations in these loans. For instance, the terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

         A number of banks, both locally and regionally, do not have the capital to handle large commercial credits or are seeking diversification of risk in their portfolios. In order to take advantage of this situation, beginning in 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial business loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $33.1 million of these loans in the fiscal year ended December 31, 2004 and $65.2 million in the fiscal year ended December 31, 2003. Of the total $83.3 million of purchased participation loans outstanding at December 31, 2004, $20.7 million was purchased from one institution, secured by properties located in Arkansas. None of these loans were non-performing at December 31, 2004.

NEXT PAGE

         There have been no whole loan purchases by the Bank in the last five years. At December 31, 2004 and 2003, approximately $382,000, or .03% and $616,000, or .1%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

         Great Southern sells non-residential loan participations generally without recourse to private investors, such as other banks, thrift institutions and life insurance companies (participants). The sales transaction is governed by a participation agreement entered into by the originator (Great Southern) and participant containing guidelines as to ownership, control and servicing rights, among others. Great Southern retains servicing rights for these participations sold. These participations are sold with a provision for repurchase upon breach of representation, warranty or covenant.

         Great Southern also sells whole residential real estate loans without recourse to Freddie Mac as well as private investors, such as other banks, thrift institutions, mortgage companies and life insurance companies Whole real estate loans are sold with a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. However, residential real estate loans sold in recent years have primarily been with Great Southern releasing control of the servicing of the loans.

         The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $60.4 million, $144.8 million and $105.1 million during fiscal 2004, 2003 and 2002, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity. The volume of loans sold in 2004 decreased as interest rates began to increase in 2004, reducing the level of refinancing activity. In addition in 2004, the volume of fixed-rate one- to four-family loans (which the Bank generally sells) decreased as more borrowers elected adjustable-rate mortgages.

         Great Southern also sells guaranteed student loans to MOHELA. These loans are sold for cash in amounts equal to the unpaid principal amount of the loans and a premium based on average borrower indebtedness. Great Southern does not underwrite these loans. Students work with their respective colleges' or universities' financial aid offices to secure these loans directly from MOHELA, with all underwriting performed by MOHELA and the financial aid offices. Periodically, MOHELA sells loans to financial institutions such as Great Southern for a short time. Great Southern then holds the loans for a short period and sells the loans back to MOHELA. This is all done without recourse unless the Bank engaged in some action that would constitute gross misconduct. MOHELA does not keep an outstanding balance of loans with Great Southern in excess of $5 million at any given time.

         The Bank sold guaranteed student loans in aggregate amounts of $8.0 million, $9.0 million and $10.7 million during fiscal 2004, 2003 and 2002, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

         Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2004, 2003 and 2002 were $992,000, $2.2 million and $1.6

NEXT PAGE

million, respectively. Of these amounts, $140,000, $157,000 and $186,000, respectively, were gains from the sale of guaranteed student loans and $852,000, $2.0 million and $1.4 million, respectively, were gains from the sale of fixed-rate residential loans.

         Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $48.4 million and $39.3 million at December 31, 2004 and 2003, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2004 and 2003, of $91,000 and $192,000, respectively.

         In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1,030,000, $923,000 and $855,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter see Note 1 of the Notes to Consolidated Financial Statements.

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

         Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The President and Senior Lending Officer also work with the commercial loan officers to see that necessary steps are taken to collect delinquent loans. In addition, the Bank has a Problem Loan Committee which meets at least quarterly and reviews all classified assets, as well as other loans which management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure proceedings on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

NEXT PAGE

         The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2004.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	45	$ 5,086	21%
Other residential	1	519	2
Commercial	11	10,178	41
Construction or development	30	6,045	25
Consumer and overdrafts	937	2,267	9
Other commercial	15	595	2
Total	1,039	$24,690	100%

Classified Assets

         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off- balance sheet items classified at December 31, 2004.

Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(Dollars in thousands)
Investment securities	$ 1,500	$---	$ ---	$ 1,500	$ ---
Loans	28,052	---	---	28,052	23,489
Foreclosed assets	2,035	---	---	2,035	---
Total	$31,587	$---	$ ---	$31,587	$23,489

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

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$ 1,382	$ 1,935	$ 1,999	$ 1,333	$ 2,171
One- to four-family construction	---	---	---	---	---
Other residential	---	---	---	---	---
Commercial real estate	2,016	2,658	1,619	3,407	4,112
Other commercial	302	1,949	1,353	1,021	1,236
Commercial construction	388	289	8,353	2,844	4,858
Consumer	271	213	173	393	109
Total gross non-accruing loans	4,359	7,044	13,497	8,998	12,486
Loans over 90 days delinquent
still accruing interest:
One- to four-family residential	---	10	---	---	---
Commercial real estate	---	---	640	489	---
Other commercial	---	---	---	---	---
Commercial construction	---	---	---	59	---
Consumer	120	337	384	---	---
Total loans over 90 days delinquent still accruing interest	120	347	1,024	548	---
Other impaired loans	---	---	---	---	---
Total gross non-performing loans	4,479	7,391	14,521	9,546	12,486
Foreclosed assets:
One- to four-family residential	195	608	565	460	165
One- to four-family construction	431	543	160	468	508
Other residential	---	---	---	---	---
Commercial real estate	564	939	1,844	1,280	1,645
Commercial construction	242	6,277	495	---	---
Total foreclosed assets	1,432	8,367	3,064	2,208	2,318
Repossessions	603	667	1,264	849	370
Total gross non-performing assets	$ 6,514	$16,425	$18,849	$12,603	$15,174
Total gross non-performing assets as a percentage of average total assets	0.45%	1.14%	1.40%	1.06%	1.50%

NEXT PAGE

         Gross impaired loans totaled $4.5 million at December 31, 2004 and $7.4 million at December 31, 2003. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

        For the year ended December 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $463,000. The amount that was included in interest income on these loans was $340,000 for the year ended December 31, 2004.

        The level of non-performing assets is primarily attributable to the Bank's commercial real estate, commercial construction, commercial business and one- to four-family residential lending activities. Commercial activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in the years ended December 31, 2002 and 2000, and at a rate less than that of the Bank's commercial lending portfolio in the years ended December 31, 2004, 2003 and 2001. For a discussion of significant non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Allowances for Losses on Loans and Foreclosed Assets

        Great Southern maintains an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing, monthly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, specific allowances for identified problem loans and portfolio segments and economic conditions that may lead to a concern about the loan portfolio or segments of the loan portfolio.

        The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor.

        The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance include, but are not limited to, changes to our underwriting standards (if any), credit quality trends (including changes in non-performing loans expected to result from existing conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans.

        Senior management reviews theses conditions monthly in discussions with our senior credit officers. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the unallocated allowance associated with our portfolios of mortgage, consumer, commercial and construction loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

NEXT PAGE

        The amounts actually observed in respect to these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowances in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio, as of the evaluation date, are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolio on a monthly basis, we can adjust specific and inherent loss estimates based upon more current information.

        On a quarterly basis, senior management presents a formal assessment of the adequacy of the allowance for loan losses to Great Southern's board of directors for the board's approval of the allowance. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates including the amount and timing of future cash flows expected to be received on impaired loans or changes in the market value of collateral securing loans that may be susceptible to significant change. In the opinion of management, the allowance when taken as a whole is adequate to absorb reasonable estimated loan losses inherent in Great Southern's loan portfolio.

        Allowances for estimated losses on foreclosed assets (real estate and other assets acquired through foreclosure) are charged to expense, when in the opinion of management, any significant and permanent decline in the market value of the underlying asset reduces the market value to less than the carrying value of the asset. Senior management assesses the market value of each foreclosed asset individually.

        The Bank has maintained a strong lending presence in the Branson area during recent years, primarily due to the substantial growth in the area. While management believes the loans it has funded have been originated pursuant to sound underwriting standards, and individually have no unusual credit risk, the heavy reliance on tourism in Branson causes some concern as to the credit risk associated with the Branson area as a whole. Due to this concern and the overall growth of the loan portfolio, and due more specifically to the growth of the commercial business, consumer and commercial real estate loan portfolios, and the related inherent risks, management provided increased levels of loan loss allowances over the past few years.

        At December 31, 2004 and 2003, Great Southern had an allowance for losses on loans of $23.5 million and $20.8 million, respectively, of which $4.8 million and $2.7 million, respectively, had been allocated as an allowance for specific loans, including $496,000 and $918,000, respectively, allocated for impaired loans. The allowance is discussed further in Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEXT PAGE

         The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2004		2003		2002		2001		2000
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
One- to four-family residential and construction	$ 2,019	23.1%	$ 1,485	20.5%	$ 1,449	22.4%	$ 1,388	23.2%	$ 1,164	28.5%
Other residential and construction	1,030	11.0	2,092	11.1	168	10.6	432	11.4	1,858	11.0
Commercial real estate	8,984	33.5	8,986	36.1	15,472	37.4	15,030	34.0	8,851	34.3
Commercial construction	8,843	16.1	4,875	14.7	953	10.7	1,452	12.3	3,215	7.7
Other commercial	894	7.2	1,625	7.5	740	8.4	692	9.4	1,370	8.9
Consumer and overdrafts	1,719	9.1	1,781	10.1	2,506	10.5	2,334	9.7	2,236	9.6
Total	$23,489	100.0%	$20,844	100.0%	$21,288	100.0%	$21,328	100.0%	$18,694	100.0%

NEXT PAGE

         The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2004	2003	2002	2001	2000
		(Dollars in thousands)
Balance at beginning of period	$20,844	$21,288	$21,328	$18,694	$17,293
Charge-offs:
One- to four-family residential	241	369	211	338	254
Other residential	---	---	---	---	---
Commercial real estate	70	1,016	572	961	260
Construction	36	1,016	3,426	171	218
Consumer, overdrafts and other loans	3,510	3,646	2,770	2,473	2,116
Other commercial	1,123	1,497	735	958	303
Total charge-offs	4,980	7,544	7,714	4,901	3,151
Recoveries:
One- to four-family residential	265	22	19	30	66
Other residential	3	---	---	---	---
Commercial real estate	92	50	67	451	85
Construction	6	20	25	198	81
Consumer, overdrafts and other loans	2,138	2,089	1,561	1,270	1,019
Other commercial	321	119	202	386	195
Total recoveries	2,825	2,300	1,874	2,335	1,446
Net charge-offs	2,155	5,244	5,840	2,566	1,705
Provision for losses on loans	4,800	4,800	5,800	5,200	3,106
Balance at end of period	$23,489	$20,844	$21,288	$21,328	$18,694
Ratio of net charge-offs to average loans outstanding	0.18%	0.50%	0.58%	0.27%	0.20%

Investment Activities

         Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2004 and 2003, respectively.

         As of December 31, 2004 and 2003, the Bank held approximately $48.6 million and $53.9 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $49.5 million and $56.6 million, respectively. In addition, as of December 31, 2004 and 2003, the Company held approximately $355.1 million and $259.6 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

         The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

NEXT PAGE

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 23,638	$ ---	$ 808	$ 22,830
Collateralized mortgage obligations	36,970	89	305	36,754
Mortgage-backed securities	242,394	1,273	1,239	242,428
Corporate bonds	7,610	511	---	8,121
States and political subdivisions	33,866	379	286	33,959
Equity securities	11,989	59	1,036	11,012
Total available-for-sale securities	$356,467	$2,311	$3,674	$355,104
HELD-TO-MATURITY SECURITIES:
States and political subdivisions and industrial revenue bonds	$ 48,610	$ 847	$ ---	$ 49,457
Total held-to-maturity securities	$ 48,610	$ 847	$ ---	$ 49,457

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 53,084	$ ---	$1,160	$ 51,924
Collateralized mortgage obligations	8,821	124	---	8,945
Mortgage-backed securities	170,596	1,547	640	171,503
Corporate bonds	8,408	831	11	9,228
States and political subdivisions	7,437	23	76	7,384
Equity securities	11,354	38	776	10,616
Total available-for-sale securities	$259,700	$2,563	$2,663	$259,600
HELD-TO-MATURITY SECURITIES:
States and political subdivisions and industrial revenue bonds	$ 53,944	$2,614	---	$ 56,558
Total held-to-maturity securities	$53,944	$2,614	$ ---	$ 56,558

NEXT PAGE

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 11,000	$ ---	$ 2	$ 10,998
Collateralized mortgage obligations	5,082	---	11	5,071
Mortgage-backed securities	195,904	3,093	33	198,964
Corporate bonds	9,156	910	12	10,054
Equity securities	11,267	181	266	11,182
Total available-for-sale securities	$232,409	$4,184	$ 324	$236,269
HELD-TO-MATURITY SECURITIES:
States and political subdivisions and industrial revenue bonds	$ 52,587	$3,313	$ ---	$ 55,900
Total held-to-maturity securities	$ 52,587	$3,313	$ ---	$ 55,900

         The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2004. The tables are based on information prepared in accordance with generally accepted accounting principles.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)
One year or less	$ 249	9.01%	$ 253
After one through five years	500	4.28%	498
After five through ten years	20,014	4.46%	19,726
After ten years	44,351	6.44%	44,433
Securities not due on a single maturity date	279,364	4.21%	279,182
Equity securities	11,989	4.66%	11,012
Total	$356,467		$355,104

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
	(Dollars in thousands)
U.S. government agencies	$ ---	$ ---	$18,683	$ 4,955	$ ---	$ ---	$ 23,638
Collateralized mortgage obligations	---	---	---	---	36,970	---	36,970
Mortgage-backed securities	---	---	---	---	242,394	---	242,394
States and political subdivisions	---	500	1,331	32,035	---	---	33,866
Corporate bonds	249	---	---	7,361	---	---	7,610
Equity securities	---	---	---	---	---	11,989	11,989
Total	$ 249	$ 500	$20,014	$44,351	$279,364	$11,989	$356,467

NEXT PAGE

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2004. The table is based on information prepared in accordance with generally accepted accounting principles.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)
States and political subdivisions and industrial revenue bonds:
After one through five years	$ 223	8.98%	$ 227
After five through ten years	1,177	7.31%	1,198
After ten years	47,210	7.12%	48,032
Total	$48,610		$49,457

         The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003, respectively:

	2004
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$ 14,455	$ 238	$ 8,375	$ 570	$ 22,830	$ 808
Mortgage-backed securities	141,718	976	15,042	263	156,760	1,239
State and political subdivisions	15,957	258	1,726	28	17,683	286
Equity securities	7,503	132	2,571	904	10,074	1,036
Collateralized mortgage obligations	23,638	305	---	---	23,638	305
	$203,271	$1,909	$27,714	$1,765	$230,985	$3,674

	2003
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$ 51,924	$1,160	$ ---	$ ---	$ 51,924	$1,160
Mortgage-backed securities	70,294	631	955	9	71,249	640
State and political subdivisions	3,192	76	---	---	3,192	76
Equity securities	7,385	115	2,814	661	10,199	776
Corporate bonds and ABS	---	---	501	11	501	11
	$132,795	$1,982	$4,270	$ 681	$137,065	$2,663
Sources of Funds

         General. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines, Iowa ("FHLBank") and other borrowings, loan

NEXT PAGE

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

	December 31,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Time deposits:
0.00% - 1.99%	$ 70,255	5.41%	$ 173,617	15.29%	$ 38,962	3.85%
2.00% - 2.99%	223,763	17.25	122,575	10.79	208,708	20.64
3.00% - 3.99%	213,895	16.48	131,248	11.56	168,186	16.63
4.00% - 4.99%	148,211	11.42	96,489	8.50	62,045	6.14
5.00% - 5.99%	92,741	7.15	60,259	5.30	91,892	9.08
6.00% - 6.99%	35,878	2.77	80,618	7.10	119,145	11.78
7.00% and above	5,960	0.46	6,224	0.55	10,298	1.02
Total Time deposits	790,703	60.94	671,030	59.09	699,236	69.14
Non-interest-bearing demand deposits	161,450	12.44	120,790	10.64	94,508	9.35
Interest-bearing demand and savings deposits (1.44%-.92%-1.08%)	345,354	26.62	343,827	30.27	217,575	21.51
	1,297,507	100.00%	1,135,647	100.00%	1,011,319	100.00%
Interest rate swap fair value adjustment	(2,669)		1,780		10,638
Total Deposits	$1,294,838		$1,137,427		$1,021,957

         A table showing maturity information for the Bank's time deposits as of December 31, 2004, is presented in Note 6 of the Notes to Consolidated Financial Statements.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that its certificate accounts are relatively stable sources of deposits, while its checking accounts have proven to be more volatile. However, the ability of the Bank to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by money market conditions.

NEXT PAGE

         The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2004. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Time deposits:
Less than $100,000	$72,077	$49,894	$61,822	$ 48,327	$232,120
$100,000 or more	24,322	13,808	21,376	16,742	76,248
Brokered	21,220	4,210	12,566	418,761	456,757
Public funds(1)	9,556	6,674	6,306	3,042	25,578
Total	$127,175	$74,586	$102,070	$486,872	$790,703

______________
(1) Deposits from governmental and other public entities.

         Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2004 and 2003, the Bank had approximately $456.8 million and $329.4 million in brokered deposits, respectively.

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

         The Company uses interest rate swaps to manage its interest rate risks from recorded financial liabilities. During fiscal 2004 and 2003, the Company entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allow the Company to create funding of varying maturities at a variable rate that approximates three-month LIBOR.

         Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

         As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2004, the Bank's FHLBank advances outstanding were $231.5 million.

NEXT PAGE

         The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2004 that would have allowed approximately $151.1 million to be borrowed under the above arrangement. At December 31, 2004, the amount outstanding was $1.5 million.

         Great Southern Capital Trust I ("GSBCP"), a Delaware business trust, issued 1,725,000 unsecured 9.00% Cumulative Trust Preferred Securities, at the liquidation value of $10 per security, in an underwritten public offering and simultaneously therewith GSBCP issued 53,400 9.00% Common Securities, at liquidation value of $10 per security, to the Company. The gross proceeds of the sale of the trust preferred and trust common securities were used to purchase a 9.00% Subordinated Debenture from the Company. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The subordinated debentures mature in 2031 and are redeemable at the Company's option beginning in June 2006.

         The Company entered into an interest rate swap agreement to effectively convert the subordinated debentures, which are fixed rate debt, into variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2004 and 2003, was 4.58% and 3.20%, respectively.

         The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

FHLBank Advances:
Maximum balance	$282,905	$231,125	$270,544
Average balance	219,760	189,194	218,564
Weighted average interest rate	2.77%	2.85%	3.14%

         The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2004	2003	2002
	(Dollars in thousands)
FHLBank advances	$231,486	$204,787	$206,226
Weighted average interest rate of FHLBank advances	3.25%	2.55%	2.90%

NEXT PAGE

         The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated. Other borrowings includes primarily overnight borrowings and securities sold under reverse repurchase agreements. The tables are based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31, 2004
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$ 32,000	$ 6,582	1.70%
Securities sold under reverse repurchase agreements	139,811	96,603	1.51
Other	280	86	---
Total		$103,271	1.53%
Total maximum month-end balance	$172,091

	Year Ended December 31, 2003
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$14,400	$ 3,295	1.33%
Securities sold under reverse repurchase agreements	62,405	48,066	1.12
Other	42	81.72
Total		$51,442	1.14%
Total maximum month-end balance	$66,340

	Year Ended December 31, 2002
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$41,000	$11,284	2.00%
Securities sold under reverse repurchase agreements	38,504	22,037	1.31
Other	2	59.64
Total		$33,380	1.57%
Total maximum month-end balance	$54,212

         The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles.

NEXT PAGE

	December 31, 2004
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Overnight borrowings	$ 11,500	2.46%
Securities sold under reverse repurchase agreements	139,811	2.32
Other	280	---
Total	$151,591	2.33%

	December 31, 2003
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$53,534	0.96%
Total	$53,534	0.96%

	December 31, 2002
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Overnight borrowings	$ 4,800	1.50%
Securities sold under reverse repurchase agreements	38,503	1.02
Other	1	---
Total	$43,304	1.07%

         The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Subordinated debentures:
Maximum balance	$19,278	$19,525	$18,964
Average balance	18,859	18,757	17,957
Weighted average interest rate	3.23%	3.17%	4.00%

NEXT PAGE

         The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Subordinated debentures	$17,784	$17,250	$17,250
Interest rate swap fair value adjustment	764	1,013	1,714
	$18,548	$18,263	$18,964
Weighted average interest rate of subordinated debentures	4.58%	3.20%	3.88%

Subsidiaries

         Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $58.8 million at December 31, 2004, of its assets in service corporations. At December 31, 2004, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the state of Missouri. At December 31, 2004, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $2.5 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. These subsidiaries are primarily engaged in the activities described below.

         Great Southern Real Estate Development Corporation. Great Southern Real Estate Development Corporation was organized in 2003. Generally, its purpose is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2003, Real Estate Development operated one motel which was foreclosed and subsequently sold. Real Estate Development had net income of $51,000 and a net loss of $479,000 in the years ended December 31, 2004 and 2003, respectively.

         General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $124,000 and $195,000 in the years ended December 31, 2004 and 2003, respectively.

         Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2004, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from ten full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional corporate on-site locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $197,000 and $209,000 in the years ended December 31, 2004 and 2003, respectively.

         GSB One, L.L.C. At December 31, 2004, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $617 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was incorporated in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

NEXT PAGE

         GSB Two, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $25.1 million and $24.2 million in the years ended December 31, 2004 and 2003, respectively.

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

Employees

         At December 31, 2004, the Bank and its affiliates had a total of 663 employees, including 133 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

         Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, that a bank holding company contribute additional capital to an undercapitalized subsidiary bank.

         Under the Bank Holding Company Act, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank or financial holding company; or (iii) merging or consolidating with another bank or financial holding company.

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

         The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk- based capital ratio of 10% or greater; (ii) a Tier I risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a total risk-based capital ratio of 8% or greater; (ii) has a Tier I risk-based ratio of 4% or greater; and (iii) has a leverage ratio of 4% or greater. As of December 31, 2004, the Bank was "well capitalized."

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

         The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2004, the Company was "well capitalized."

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

         The FDIC collects assessments against BIF and SAIF assessable deposits to service the debt on bonds issued during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2004, the assessment rate for both BIF and SAIF insured institutions was 1.46 basis points per $100 of assessable deposits.

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

NEXT PAGE

          Federal Reserve System

         The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, the Bank was in compliance with these reserve requirements.

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

         As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2004, Great Southern had $14.4 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.92% and were 2.13% for year the ended December 31, 2004.

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

NEXT PAGE

          Bad Debt Deduction

         Legislation passed by Congress and signed by the President repealed the bad debt reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995 (year ended June 30, 1997 for the Bank). The legislation requires applicable excess reserves accumulated after 1987 (year ended June 30, 1988 for the Bank) be recaptured and restored to income over a six year period with the first year beginning after 1995 (year ended June 30, 1997 for the Bank), and eliminates recapture of the applicable excess reserves accumulated prior to 1988 for thrifts converting to bank charters. The post 1987 recapture may be delayed for a one- or two-year period if certain residential loan origination requirements are met. The Bank met the residential loan origination requirements and delayed the recapture for two years. The amount of post 1987 recapture for the Bank was estimated at $5.2 million which created tax of approximately $1.8 million, or $300,000 per year for each of the six years. The $1.8 million of tax has been accrued by the Bank in previous periods and would not be reflected in earnings when paid. The amount of the deferred tax liability was fully recaptured by December 31, 2003.

         As of December 31, 2004 and 2003, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2004 and 2003.

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

          Maryland Taxation

         As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

          Examinations

         The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2000, have been closed without audit.

ITEM 2.         PROPERTIES.

         The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2004. The aggregate net book value of the Company's premises and equipment was $23.4 million at December 31, 2004 and $19.9 million at December 31, 2003. See also Note 5 and Note 13 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)
CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield	Springfield, Missouri	1976	Owned	N/A

OPERATIONS CENTER AND BRANCH OFFICE:
218 S. Glenstone	Springfield, Missouri	2004	Owned	N/A
218A S. Glenstone	Springfield, Missouri	2004	Owned	N/A

BRANCH OFFICES:
430 South Avenue	Springfield, Missouri	1983	Leased	2043
1607 W. Kearney	Springfield, Missouri	1976	Leased*	2022

NEXT PAGE

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)
1615 W. Sunshine	Springfield, Missouri	2001	Owned	N/A
2562 N. Glenstone	Springfield, Missouri	2003	Owned	N/A
1955 S. Campbell	Springfield, Missouri	1979	Leased*	2020
3961 S. Campbell	Springfield, Missouri	1998	Leased	2028
2609 A E. Sunshine	Springfield, Missouri	2001	Owned	N/A
2735 W. Chestnut	Springfield, Missouri	2002	Owned	N/A
1580 W. Battlefield	Springfield, Missouri	1985	Leased*	2017
723 N. Benton	Springfield, Missouri	1985	Owned	N/A
507 E. Kearney	Springfield, Missouri	2004	Owned	N/A
West Republc Road(3)	Springfield, Missouri	2004	Owned	N/A
1500 S. Elliot	Aurora, Missouri	2003	Owned	N/A
102 N. Jefferson	Ava, Missouri	1982	Owned	N/A
110 W. Hensley	Branson Missouri	1982	Owned	N/A
1729 W. Highway 76	Branson, Missouri	1983	Owned	N/A
919 W. Dallas	Buffalo Missouri	1976	Owned	N/A
527 Ozark	Cabool, Missouri	1989	Leased	2006
1710 E. 32nd Street	Joplin, Missouri	1989	Leased*	2031
1232 S. Rangeline	Joplin, Missouri	1998	Leased	2016
2711 N. Rangeline(2)	Joplin, Missouri	2004	Owned	N/A
Highway 00 and 13	Kimberling City, Missouri	1984	Owned	N/A
528 S. Jefferson	Lebanon, Missouri	1978	Leased*	2028
714 S. Neosho Boulevard	Neosho, Missouri	1991	Owned	N/A
717 W. Mt. Vernon	Nixa, Missouri	1995	Owned	N/A
1391 N. Main Street	Nixa, Missouri	2003	Owned	N/A
4571 Highway 54	Osage Beach, Missouri	1987	Owned	N/A
1701 W. Jackson	Ozark, Missouri	1997	Owned	N/A
1198 W. State Highway NN(1)	Ozark, Missouri	2003	Owned	N/A
1530 W. State Highway J(1)	Ozark, Missouri	2004	Owned	N/A
670 E. Harrison(4)	Republic, Missouri	2004	Owned	N/A
208 South Street	Stockton, Missouri	2003	Owned	N/A
323 E. Walnut	Thayer, Missouri	1978	Leased*	2011
1210 Parkway Shopping Center	West Plains, Missouri	1975	Owned	N/A

LOAN PRODUCTION OFFICES:

14 Corporate Woods, Suite 500, 8717 W. 110th Street	Overland Park, Kansas	2003	Leased	2009
5430 Pinnacle Point Dr, Suite 204	Rogers, Arkansas	2003	Leased	2007
Three City Place Dr., Suite 570	Creve Coeur, Missouri	2005	Leased	2010

NEXT PAGE

_________________
*	Building owned with land leased.
(1)	In 2003, the Company purchased land on West Highway NN for a second branch location in Ozark, Missouri. In 2004, another nearby property became available on West Highway J and was purchased by the Company. The land on West Highway NN is currently being marketed for sale. The new facility on West Highway J is owned by the Company with a planned opening in 2005.
(2)	In 2004, the Company purchased land on North Rangeline for a third branch location in Joplin, Missouri. The new facility is owned by the Company with a planned opening in 2006.
(3)	In 2004, the Company purchased land on West Republic Road for another branch location in Springfield, Missouri. The new facility is owned by the Company with a planned opening in 2006.
(4)	In 2004, the Company purchase land on East Harrison for its first branch location in Republic, Missouri. The new facility is owned by the Company with a planned opening in 2005.

         In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

         The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2004 was $234,000 compared to $481,000 at December 31, 2003. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

         The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 152 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2004 was $536,000 compared to $609,000 at December 31, 2003. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

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

NEXT PAGE

         Steven G. Mitchem. Mr. Mitchem, age 53, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

         Rex A. Copeland. Mr. Copeland, age 40, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies. He was a Division Controller of Bank One Corporation from 1996 to 1999, an Internal Auditor with Bank One Corporation from 1992 to 1996, and an auditor with BKD, LLP, prior to that.

         Doug W. Marrs. Mr. Marrs, age 47, is Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

         Larry A. Larimore. Mr. Larimore, age 64, is Secretary of the Company and Secretary, Vice President - Compliance Officer of the Bank. He joined the Bank in 1998 and is responsible for Compliance and Internal Audit for the Company and Bank. Prior to joining the Bank, Mr. Larimore was a bank officer in the areas of lending, compliance and internal audit at a competing area bank from 1990 to 1998.

PART II

         Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                       STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                       SECURITIES.

         Market Information. The Company's Common Stock is listed on The Nasdaq Stock Market under the symbol "GSBC."

         As of December 31, 2004 there were 13,698,508 total shares outstanding and approximately 2,400 shareholders of record.

High/Low Stock Price (adjusted for 2004 2-for-1 stock split in the form of a stock dividend)

	2004		2003		2002
	High	Low	High	Low	High	Low
First Quarter	$25.11	$22.55	$19.87	$18.07	$16.35	$13.35
Second Quarter	30.48	24.51	19.85	17.88	19.91	15.70
Third Quarter	36.06	26.47	21.93	19.00	20.67	17.26
Fourth Quarter	43.25	30.71	23.66	19.45	19.55	17.83

The last sale price of the Company's Common Stock on December 31, 2004 was $35.00.

NEXT PAGE

Dividend Declarations (adjusted for 2004 2-for-1 stock split in the form of a stock dividend)

	December 31, 2004	December 31, 2003	December 31, 2002

First Quarter	$.100	$.075	$.133
Second Quarter	.110	.090	.070
Third Quarter	.110	.090	.070
Fourth Quarter	.120	.100	.075

         The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Issuer Purchases of Equity Securities

         On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the fourth quarter of 2004 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2004 - October 31, 2004	3,249	$33.06	3,249	235,534
November 1, 2004 - November 31, 2004	1,658	36.39	1,658	233,876
December 1, 2004 - December 31, 2004	1,430	38.25	1,430	232,446
	6,337	$35.10	6,337

__________________
(1)	Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

NEXT PAGE

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2004, 2003, 2002, 2001 and 2000, are derived from our consolidated financial statements, which have been audited by BKD, LLP. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Information." Results for past periods are not necessarily indicative of results that may be expected for any future period. All share and per share amounts have been adjusted for the two-for-one stock split in the form of a stock dividend declared in May 2004.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Summary Statement of Condition Information:
Assets	$1,845,679	$1,540,723	$1,402,638	$1,323,103	$1,130,178
Loans receivable, net	1,287,443	1,094,197	997,647	964,886	890,784
Allowance for loan losses	23,489	20,844	21,288	21,328	18,694
Available-for-sale securities	355,104	259,600	236,269	233,805	126,409
Held-to-maturity securities	48,610	53,944	52,587	37,465	27,758
Foreclosed assets held for sale, net	2,035	9,034	4,328	3,057	2,688
Allowance for foreclosed asset losses	---	---	---	150	---
Deposits	1,294,838	1,137,427	1,021,957	886,870	751,042
Total borrowings	401,625	276,584	268,494	333,666	291,573
Stockholders' equity (retained
earnings substantially restricted)	139,187	119,548	104,709	85,254	71,049
Average loans receivable	1,215,138	1,056,338	1,000,044	936,117	843,170
Average total assets	1,704,703	1,437,869	1,344,989	1,193,772	1,013,963
Average deposits	1,223,895	1,057,798	963,255	802,286	676,633
Average stockholders' equity	130,600	113,822	95,728	79,484	69,208
Number of deposit accounts	76,769	74,822	73,861	71,998	73,394
Number of full-service offices	31	29	29	28	27

NEXT PAGE

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Summary Income Statement Information:
Interest income:
Loans	$71,112	$63,283	$64,062	$76,107	$77,399
Investment securities and other	15,947	12,896	16,099	13,390	8,751
	87,059	76,179	80,161	89,497	86,150
Interest expense:
Deposits	18,196	16,582	22,244	32,405	32,244
Federal Home Loan Bank advances	6,091	5,400	6,852	10,339	14,312
Short-term borrowings	1,580	588	555	2,483	2,305
Subordinated debentures issued to capital trust	610	594	686	680	---
	26,477	23,164	30,337	45,907	48,861
Net interest income	60,582	53,015	49,824	43,590	37,289
Provision for loan losses	4,800	4,800	5,800	5,200	3,106
Net interest income after
provision for loan losses	55,782	48,215	44,024	38,390	34,183
Noninterest income:
Commissions	7,793	5,859	5,786	5,765	7,024
Service charges and ATM fees	12,726	11,214	8,430	8,352	5,968
Net realized gains on sales of loans	992	2,187	1,575	1,756	570
Net realized gains (losses) on sales
of available-for-sale securities	(373)	795	3,443	139	(9)
Net gain (loss) on sales of fixed assets	403	161	57	(87)	(206)
Other income	1,751	1,775	1,186	1,237	1,135
	23,292	21,991	20,477	17,162	14,482
Noninterest expense:
Salaries and employee benefits	22,007	18,739	15,842	15,126	13,642
Net occupancy expense	7,247	6,335	5,337	4,730	4,529
Postage	1,784	1,691	1,426	1,233	1,152
Insurance	761	683	514	485	521
Advertising	794	735	622	686	713
Office supplies and printing	811	855	828	774	703
Telephone	903	797	769	628	690
Legal, audit and other professional fees	1,309	1,078	808	1,073	1,311
(Income) expense on foreclosed assets	485	1,939	597	216	(295)
Other operating expenses	3,160	2,901	2,245	2,368	2,037
	39,261	35,753	28,988	27,319	25,003
Income before income taxes	39,813	34,453	35,513	28,233	23,662
Provision for income taxes	12,933	11,362	12,301	9,475	8,184
Net income	$26,880	$23,091	$23,212	$18,758	$15,478

NEXT PAGE

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings per common share	$1.96	$1.68	$1.69	$1.36	$1.08
Diluted earnings per common share	1.92	1.66	1.67	1.35	1.06
Cash dividends declared	.44	.36	.35	.25	.25
Book value	10.16	8.72	7.64	6.21	5.15
Average shares outstanding	13,702	13,707	13,726	13,780	14,332
Year-end actual shares outstanding	13,699	13,703	13,714	13,726	13,794
Year-end fully diluted shares outstanding	13,995	13,887	13,880	13,858	14,196

Earnings Performance Ratios:
Return on average assets(1)	1.58%	1.61%	1.73%	1.57%	1.53%
Return on average stockholders' equity(2)	20.58	20.29	24.25	23.60	22.36
Non-interest income to average total assets	1.37	1.53	1.52	1.44	1.43
Non-interest expense to average total assets	2.30	2.49	2.16	2.29	2.47
Average interest rate spread(3)	3.57	3.68	3.59	3.37	3.26
Year-end interest rate spread	3.08	3.60	3.70	3.44	3.26
Net interest margin(4)	3.77	3.89	3.85	3.80	3.81
Adjusted efficiency ratio (excl. foreclosed assets)(5)	46.23	45.08	40.38	44.61	48.87
Net overhead ratio(6)	.94	.96	.63	.85	1.04
Common dividend pay-out ratio	22.92	21.32	20.81	18.52	23.58

Asset Quality Ratios:
Allowance for loan losses/year-end loans	1.79%	1.87%	2.09%	2.16%	2.06%
Non-performing assets/year-end loans and foreclosed assets	.50	1.46	1.84	1.22	1.66
Allowance for loan losses/non-performing loans	524.43	282.02	146.60	237.03	149.72
Net charge-offs/average loans	.18	.50	.58	.27	.20
Gross non-performing assets/year end assets	.35	1.07	1.34	.91	1.34
Non-performing loans/year-end loans	.34	.66	1.43	.91	1.37

Balance Sheet Ratios:
Loans to deposits	99.43%	96.20%	97.62%	108.80%	118.61%
Average interest-earning assets as a percentage of average interest-bearing liabilities	112.52	112.30	111.22	110.67	111.06

Capital Ratios:
Average stockholders' equity to average assets	7.61%	7.92%	7.12%	6.66%	6.83%
Year-end tangible stockholders' equity to assets	7.52	7.75	7.47	6.44	6.26
Great Southern Bank:
Tier 1 risk-based capital ratio	10.60	10.86	10.32	8.93	8.91
Total risk-based capital ratio	11.86	12.12	11.58	10.20	10.17
Tier 1 leverage ratio	8.38	8.88	8.22	7.18	7.36

Ratio of Earnings to Fixed Charges:(7)
Including deposit interest	2.50x	2.49x	2.17x	1.62x	1.48x
Excluding deposit interest	5.81x	6.23x	5.39x	3.09x	2.42x

____________________

(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

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

         The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss once loans default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

NEXT PAGE

         Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

Stock Split

         All share and per share amounts have been adjusted for the two-for-one stock split in the form of a stock dividend declared in May 2004.

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

         In 2004, Great Southern was able to generate significant loan growth and thereby generate additional interest income. As loan demand is affected by a variety of factors, including general economic conditions, we cannot be assured that our loan growth will continue at its current pace. If economic conditions improve in future periods, we believe that we are well positioned to capture loan market share in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the commercial real estate and residential and commercial construction categories. In the year ended December 31, 2004, commercial real estate loan balances increased $38 million and construction loan balances increased $129 million.

         A portion of this loan growth was funded by attracting deposit accounts from our retail branch network, correspondent banking and corporate services customers. The Company then utilized these funding sources to meet loan demand from existing and new customers. In the year ended December 31, 2004, total deposit balances increased $157 million. Of this total increase, brokered certificate balances increased $127 million and customer checking accounts increased $42 million, while retail certificates decreased $8 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or to fund loan growth through other funding sources is very important to our success. There is a high level of competition for deposits in our markets. We have been successful in attracting deposits in 2004. While it is our goal to continue to aggressively gain deposit market share in our branch footprint, we cannot be assured of this in future periods.

NEXT PAGE

         Our ability to fund growth in future periods may also be dependent on our ability to continue to access brokered deposits and Federal Home Loan Bank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and Federal Home Loan Bank advances to fund these loans. In the year ended December 31, 2004, FHLBank advances balances increased $27 million. This type of funding has been attractive to us because we can create variable rate funding which more closely matches the variable rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these funding sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

        Finally, our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. We also have a large portion of our liabilities that will reprice with changes to the federal funds rate or the three-month LIBOR rate. We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk").

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

         In 2004, non-interest income increased primarily due to increases in service charges and overdraft fees and increases in commission revenues earned by the Company's travel, insurance and investment divisions. This was partially offset by significantly lower net gains on loan sales in 2004 compared to 2003. We expect that the gains on loan sales will be similar in 2005 to those recorded in 2004 as market interest rates likely will be higher in 2005, which will continue to reduce home loan refinancing activity. Fees from service charges and overdrafts will likely remain fairly flat in 2005 compared to 2004 as we expect that checking account growth will slow in 2005. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which typically do not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain at or slightly above 2004 levels in 2005, assuming no substantial shocks occur in the financial markets or the travel industry.

         In 2004, operating expenses increased primarily in the categories of salaries and benefits and occupancy expense. We anticipate that increases will occur again in 2005, at a bit more moderate level, with regard to employee costs and occupancy expenses as we continue to add new branches in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In 2005, we expect to add one to three new branch locations. In addition, we have opened a loan production office in St. Louis to serve new and existing customers in that metropolitan area. We anticipate that lending opportunities will continue to increase in our existing loan production offices in Kansas City and Northwest Arkansas and will increase staffing as needed in these offices to meet demand for commercial and residential loans.

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

NEXT PAGE

         Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in 2001, market interest rates were in a downward trend, settling at historically low levels from late 2003 through early 2004. During this period, Great Southern was able to effectively manage its interest rate risk and maintain its net interest margin at fairly stable levels.

         In the second half of 2004, the Board of Governors of the Federal Reserve System (the "FRB") began to increase short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, began to increase in conjunction with these increases by the FRB. By the end of 2004, the FRB had raised the Federal Funds rates by 1.25% and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. In some cases, these rates actually declined. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition during this period, Great Southern's net interest margin was affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets.

         The effect of these factors began to be seen in the fourth quarter of 2004 in the form of net interest margin compression of approximately seven to ten basis points. In addition, the Company's interest rate spread at December 31, 2004, was much narrower than during most of the fourth quarter. This margin compression is expected to continue, and may increase during the first half of 2005.

         Generally, the flattening interest rate yield curve has hurt Great Southern's ability to reinvest proceeds from loan and investment repayments at higher rates. The Company's cost of funds has increased faster than its yield on loans and investments in part because of aggressive pricing of deposits by competitors in local markets. Great Southern has increased rates on checking, money market and retail certificate accounts in order to remain competitive, while not leading the market. Great Southern's deposit mix has also led to more rapidly increasing interest rates. The Company has significant balances in high-dollar money market and premium NOW accounts, the owners of which are very rate sensitive and compare these products to other bank and non-bank products available by competing financial services companies. In addition, nearly all of Great Southern's brokered certificates of deposit are subject to interest rate swaps which create variable rate funding based on three-month LIBOR. As the market anticipates rate increases by the FRB, LIBOR rates tend to increase ahead of the FRB Federal Funds rate increases. The portion of the Company's loan portfolio which is tied to the "prime rate of interest" only increases when the FRB actually increases the Federal Funds rate.

         Margin compression has also occurred in the Company's investment securities portfolio. The Company has added securities in 2003 and 2004 to pledge as collateral to secure public funds deposits and customer reverse repurchase agreements. The interest rates paid to these customers has increased consistent with short-term market interest rate increases, while the overall yield on the investment portfolio has not increased from December 31, 2003 to December 31, 2004. In 2003 and the first half of 2004, the Company earned a greater spread on these securities due to the very low rate environment and the then-steeper interest rate yield curve. As borrowing costs have increased, the spread earned on these securities has decreased. The Company has also been repositioning its investment portfolio to shorten the time its securities will reprice, resulting in lower interest rate yields currently.

         At December 31, 2004, the Company also had a portfolio of prime based loans totaling approximately $400 million which had interest rate floors. These floors were at varying rates. During 2003 and 2004, most of these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This led to a loan portfolio yield which was approximately 139 basis points higher than the "prime rate of interest" at December 31, 2003. As interest rates rose in the second half of 2004, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2004, the loan portfolio yield was approximately 55 basis points higher than the "prime rate of interest," resulting in lower interest rate margins.

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

Potential Impact of Accounting Principles to Be Implemented in the Future

         In 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitment (SAB 105), which addresses the accounting treatment for loan commitments accounted for as derivative instruments. SAB 105 permits recognition of servicing assets only when the servicing asset has been contractually separated from the underlying loan by sale or securitization. SAB 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of SAB 105 had no impact on the Company's results of operations or financial condition.

         In 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of certain special purpose entities (SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. One financial liability of the Company that is impacted by FIN 46 is the Company's trust preferred securities and related debentures. Through December 31, 2003, the trust preferred securities were presented in the Company's financial statements as a liability and not a component of equity for financial reporting purposes. In addition, the Federal Reserve Board has allowed these securities to be included as Tier I capital for purposes of regulatory capital calculations. The FASB issued a revised interpretation of FIN 46, which was required to be applied to certain variable instruments by March 31, 2004. This revised interpretation required the Company to deconsolidate the trust for financial reporting purposes and to instead report as a liability the junior subordinated debentures of the Company owned by the trust. This change did not have a significant impact on the Company's financial statements. As a result of the issuance of the revised interpretation, the Federal Reserve Board adopted a rule relating to the qualification of trust preferred securities as Tier I capital. Under the rule, all of the Company's subordinated debentures issued to capital trust continue to qualify as Tier I capital.

         The Emerging Issues Task Force (EITF) of FASB previously issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue 03-1 provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held to maturity and available for sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF Issue 03-1 attempts to better define whether impairment losses should be recognized on available-for-sale securities prior to sale of the securities. It provides guidance for evaluating whether and when unrealized losses should be deemed "other-than-temporary," requiring immediate recognition of those losses through earnings. In addition, EITF 03-1 requires financial statement disclosure for impaired securities on which an impairment loss has not been recognized, including the amount of unrealized loss and the term of that impairment. Certain portions of EITF 03-1 have been delayed in order for the FASB Staff to provide implementation guidance and clarify several issues that were raised by interested parties during the public comment period. The Company is monitoring developments related to this EITF Issue.

NEXT PAGE

         In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions - in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized any expense for stock option plans in the Consolidated Financial Statements (see Note 1 and Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company's accounting for stock-based compensation). Implementation of SFAS 123(R) is required for the Company beginning in the interim period ending September 30, 2005. The Company is currently analyzing this new pronouncement to determine the impact on its financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company's stock options. Note 1 of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

         During the year ended December 31, 2004, the Company increased total assets by $305 million to $1.85 billion. Net loans increased by $194 million. The main loan areas experiencing increases were commercial real estate, commercial construction, multi-family residential, single-family residential and consumer. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's three loan production offices. In addition, loan growth should continue as we strengthen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities increased by $96 million, which was primarily an increase in mortgage-backed securities and an increase in tax-exempt securities issued by states and municipalities. These securities were purchased to collateralize public funds deposits and customer repurchase agreements. The Company expects to continue to add available-for-sale securities as its overall assets increase. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. As market interest rates are generally expected to increase in 2005, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. Held-to-maturity investment securities decreased $5 million primarily as the result of the repayment of one investment in an industrial development bond. Cash and cash equivalents increased $18 million primarily due to larger cash letter settlements at December 31, 2004. Foreclosed assets decreased $7 million primarily due to the sale in 2004 of one significant real estate asset that was foreclosed in 2003.

         Total liabilities increased $285 million from $1.42 billion at December 31, 2003 to $1.71 billion at December 31, 2004. Deposits increased $157 million, FHLBank advances increased $27 million and short-term borrowings increased $98 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in

NEXT PAGE

the form of repurchase agreements. Great Southern is then able to earn a spread on these funds similar to a normal deposit. Additional FHLBank advances, from $204 million at December 31, 2003, to $231 million at December 31, 2004, were used to fund a portion of the loan portfolio growth. Retail certificates of deposit decreased $8 million, to $334 million. Total brokered deposits were $457 million at December 31, 2004, up from $329 million at December 31, 2003. The weighted average cost of these brokered deposits was approximately 164 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the entire brokered certificate of deposit portfolio to a rate that is approximately 5 basis points lower than the retail certificate of deposit portfolio. Most of the brokered certificate portfolio has a maturity date in excess of five years from the date of issue, with the Company having the right to redeem the certificates semiannually after an initial period of usually one year or less. These brokered certificates generally have a longer maturity than the Company's retail certificates and therefore generally have a higher stated interest rate to the customer. However, this rate paid to the customer is not the effective rate paid by the Company, due to the Company's interest rate swaps. The effective cost to the Company is the variable interest rate paid by the Company to the interest rate swap counterparty. This rate generally approximates the three-month LIBOR rate. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Non-interest-bearing checking balances increased $41 million. Checking and savings account balances totaled $507 million at December 31, 2004, up from $465 million at December 31, 2003. The Company increased its relationships as a correspondent bank for several local financial institutions, which led to a portion of the increase in checking account balances. At December 31, 2004, the Company had approximately 44 correspondent banking customers, primarily banks, thrifts, and credit unions in Southwest Missouri, with account balances totaling approximately $137 million.

         Stockholders' equity increased $19.7 million from $119.5 million at December 31, 2003 to $139.2 million at December 31, 2004. Net income for fiscal year 2004 was $26.9 million, partially offset by a decrease of $821,000 in accumulated other comprehensive income, dividends declared of $6.0 million and net repurchases of the Company's common stock of $390,000. In 2004, the Company repurchased 28,642 shares of common stock at an average price of $38.97 per share and issued 25,596 shares of stock at an average price of $16.78 per share to cover stock option exercises.

         In 2004, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue to buy stock back from time to time as long as management believes that repurchasing the stock contributes to the overall growth of shareholder value. The timing of repurchases, number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Results of Operations and Comparison for the Years Ended December 31, 2004 and 2003

General

         The increase in net income of $3.8 million, or 16.4%, during the year ended December 31, 2004, compared to the year ended December 31, 2003, was primarily due to an increase in net interest income of $7.6 million, or 14.3%, and an increase in non-interest income of $1.3 million, or 5.9%, partially offset by an increase in non-interest expense of $3.5 million, or 9.8%, and an increase in provision for income taxes of $1.6 million, or 13.8%.

NEXT PAGE

Total Interest Income

         Total interest income increased $10.9 million, or 14.3%, during the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase was due to a $7.8 million, or 12.4%, increase in interest income on loans and a $3.1 million, or 23.7%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances, while interest income for both was negatively impacted by slightly lower average rates of interest.

Interest Income - Loans

         During the year ended December 31, 2004 compared to December 31, 2003, interest income on loans increased due to higher average balances, partially offset by lower average interest rates. Interest income increased $9.3 million as the result of higher average loan balances from $1.06 billion during the year ended December 31, 2003 to $1.22 billion during the year ended December 31, 2004. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending and consumer lending. Through 2003, the Bank's one- to four-family residential loan portfolio had decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market. In 2004, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank retains. In addition, loan refinancing slowed dramatically in 2004.

         Interest income decreased $1.5 million as the result of lower average interest rates. The average yield on loans decreased from 5.99% during the year ended December 31, 2003, to 5.85% during the year ended December 31, 2004. Loan rates were generally low in both 2003 and 2004, as a result of decreases in market rates of interest, primarily the "prime rate" of interest throughout 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. In addition, as fixed rate commercial and consumer loans paid off during 2001 through 2003, they would have generally been replaced with fixed or variable rate loans which carried a lower rate of interest.

Interest Income - Investments and Other Interest-earning Deposits

         Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the year ended December 31, 2004, when compared to the year ended December 31, 2003. Interest income increased $3.5 million as a result of an increase in average balances from $305 million during the year ended December 31, 2003, to $391 million during the year ended December 31, 2004. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. The increase in interest income was partially offset by $465,000 as a result of a decrease in average interest rates from 4.23% during the year ended December 31, 2003, to 4.08% during the year ended December 31, 2004. In 2004, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily hybrid ARMs) which had a lower yield relative to the fixed-rate securities. As market interest rates are generally expected to increase in 2005, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. In addition, the Company also increased its portfolio of tax-exempt securities issued by states and municipalities by approximately $26 million during 2004. These securities generally have coupon yields which are comparable to the variable-rate mortgage-backed securities which the Company purchased; however, the tax-equivalent yield is higher.

NEXT PAGE

Total Interest Expense

         Total interest expense increased $3.3 million, or 14.3%, during the year ended December 31, 2004, when compared with the year ended December 31, 2003, primarily due to an increase in interest expense on deposits of $1.6 million, or 9.7%, an increase in interest expense on FHLBank advances of $691,000, or 12.8%, an increase in interest expense on short-term borrowings of $992,000, or 169%, and an increase in interest expense on subordinated debentures issued to capital trust of $16,000, or 2.7%.

Interest Expense - Deposits

         Interest on demand deposits increased $1.4 million due to an increase in average balances from $276 million during the year ended December 31, 2003, to $382 million during the year ended December 31, 2004, and increased $317,000 due to an increase in average rates from 1.10% during the year ended December 31, 2003, to 1.24% during the year ended December 31, 2004. The average interest rates increased due to higher overall market rates of interest in the second half of 2004. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the Federal Reserve Board started raising short-term interest rates. The Company continued to increase its checking balances in 2004 through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were $382 million, $276 million and $188 million in 2004, 2003 and 2002, respectively.

         Interest expense on deposits decreased $617,000 as a result of a decrease in average rates of interest on time deposits from 2.00% during the year ended December 31, 2003, to 1.91% during the year ended December 31, 2004, partially offset by an increase of $527,000 due to an increase in average balances of time deposits from $677 million during the year ended December 31, 2003, to $704 million during the year ended December 31, 2004. The average interest rates decreased due to lower overall market rates of interest in the first half of 2004. As certificates of deposit matured in early 2004, they were generally replaced with certificates bearing a slightly lower rate of interest. Market rates of interest on new certificates began to increase in the latter half of 2004 as the Federal Reserve Board started raising short-term interest rates. In 2004, the Company increased its balances of brokered certificates of deposit to fund loan growth.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

         Interest expense on FHLBank advances increased $851,000 due to an increase in average balances from $189 million during the year ended December 31, 2003, to $220 million during the year ended December 31, 2004. Partially offsetting this increase, average rates on FHLBank advances decreased from 2.85% in the year ended December 31, 2003, to 2.77% in the year ended December 31, 2004, resulting in decreased interest expense of $160,000. The increase in FHLBank advances was used to fund growth in the Company's interest-earning assets.

         Interest expense on short-term borrowings increased $743,000 due to an increase in average balances from $51 million during the year ended December 31, 2003, to $103 million during the year ended December 31, 2004. In addition, average rates on short-term borrowings increased from 1.14% in the year ended December 31, 2003, to 1.53% in the year ended December 31, 2004, resulting in increased interest expense of $249,000. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in the form of repurchase agreements. The average interest rates increased due to higher overall market rates of

NEXT PAGE

interest in the second half of 2004. Market rates of interest on short-term borrowings began to increase in the second half of 2004 as the Federal Reserve Board started raising short-term interest rates.

         Interest expense on subordinated debentures issued to capital trust increased slightly due to increases in average rates from 3.17% in the year ended December 31, 2003, to 3.33% in the year ended December 31, 2004. The average rate on these subordinated debentures is likely to increase significantly in 2005 as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. LIBOR rates are expected to be higher in 2005 than in 2004.

Net Interest Income

         The Company's overall interest rate spread decreased 11 basis points, or 3.0%, from 3.68% during the year ended December 31, 2003, to 3.57% during the year ended December 31, 2004. The decrease was due to a 17 basis point decrease in the weighted average yield received on interest-earning assets, partially offset by a 6 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin decreased 12 basis points, or 3.1%, from 3.89% during the year ended December 31, 2003, to 3.77% during the year ended December 31, 2004. In comparing the two years, the yield on loans decreased 14 basis points while the yield on investment securities and other interest-earning assets decreased 15 basis points. The rate paid on deposits decreased 6 basis points, the rate paid on FHLBank advances decreased 8 basis points, the rate paid on short-term borrowings increased 39 basis points, and the rate paid on subordinated debentures issued to capital trust increased 16 basis points.

         The prime rate of interest averaged 4.12% during the year ended December 31, 2003, compared to an average of 4.34% during the year ended December 31, 2004. During the first half of 2004, the prime rate of interest was 4.00%. The prime rate began to increase in the second half of 2004 as the Federal Reserve Board began to raise short-term interest rates, and stands at 5.25% at December 31, 2004. Over half of the Bank's loans were tied to prime at December 31, 2004, which should result in increased loan yields in 2005.

         Interest rates paid on deposits, FHLBank advances and other borrowings were relatively unchanged in 2004 compared to 2003. However, interest costs on these liabilities began to increase in the latter half of 2004 as a result of rising short-term market interest rates, primarily increases by the Federal Reserve Board. These interest costs are likely to continue to increase in 2005. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

         The provision for loan losses remained unchanged at $4.8 million during the years ended December 31, 2004 and December 31, 2003, respectively. The allowance for loan losses increased $2.6 million, or 12.7%, at December 31, 2004 compared to December 31, 2003.

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

NEXT PAGE

watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectibility of the portfolio. Management determines which loans are potentially uncollectible, or represent a greater risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

         The Bank's allowance for loan losses as a percentage of total loans was 1.79% and 1.87% at December 31, 2004 and 2003, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, an additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

         Non-performing assets decreased $9.9 million, or 60.3%, from $16.4 million at December 31, 2003, to $6.5 million at December 31, 2004. Non-performing loans decreased $2.9 million, or 39.4%, from $7.4 million at December 31, 2003, to $4.5 million at December 31, 2004, and foreclosed assets decreased $7.0 million, or 77.5%, from $9.0 million at December 31, 2003, to $2.0 million at December 31, 2004. As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. At December 31, 2004, non-performing assets were at relatively low levels.

         Non-performing Loans. Non-performing loans decreased primarily as a result of the repayment of the remaining balance of the largest non-performing relationship, as well as principal payments on other non-performing relationships. In addition, the transfer of one $504,000 relationship to foreclosed assets in the first quarter of 2004 was subsequently transferred to fixed assets and was opened as a branch in December 2004. Commercial loans comprise $2.9 million, or 66%, of the total $4.5 million non-performing loans at December 31, 2004. Two unrelated credit relationships, totaling $621,000 and $506,000, respectively, account for a large portion of the non-performing loan total at December 31, 2004. The $621,000 relationship is secured by a commercial retail shopping center in Stone County near Branson, Missouri. This loan balance was reduced from $942,000 at December 31, 2003, by payments received from the sale of unrelated properties owned by the borrower. The $506,000 relationship is secured primarily by a dinner theater in Branson, Missouri, as well as additional real estate collateral and business assets. Mortgage loans comprise $968,000, or 22%, of the total $4.5 million non-performing loans at December 31, 2004.

         Foreclosed Assets. Of the total $2.0 million of foreclosed assets at December 31, 2004, foreclosed real estate totaled $1.4 million and repossessed automobiles totaled $604,000. Of the total real estate assets, one relationship accounted for $511,000. This relationship had a remaining balance of $511,000 as of December 31, 2004, and involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This foreclosed asset is currently being marketed for sale.

         In February 2004, the Company completed the sale of a $6.0 million foreclosed asset described under "Results of Operations and Comparison for the Years Ended December 31, 2003 and 2002 - Non-performing Assets - Foreclosed Assets." The Company received cash proceeds of $6.0 million less expenses of approximately $40,000. This transaction accounted for the majority of the decrease in foreclosed assets from December 31, 2003 to December 31, 2004.

         Potential Problem Loans and Held-to-Maturity Securities. Potential problem loans and held-to-maturity securities increased $16.7 million during the year ended December 31, 2004 from $6.9 million at December 31, 2003 to $23.6 million at December 31, 2004. Potential problem loans and held-to-maturity securities are loans and securities which management has identified through routine internal review procedures

NEXT PAGE

as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans and securities are not reflected in the non-performing assets. During the year ended December 31, 2004, potential problem loans experienced increases primarily due to the addition of four large unrelated relationships to the potential problem loan category. The first relationship totals $8.8 million and is secured primarily by an office building, vacant land, developed and undeveloped residential subdivisions, and single-family houses used as rental property in the Branson, Missouri, area. The second relationship totals $3.8 million and is secured primarily by a motel under construction in the state of Illinois. The third relationship totals $1.9 million and is secured primarily by several single-family houses under construction in Northwest Arkansas. The fourth relationship totals $1.7 million and is secured primarily by several single-family houses used as rental property in Springfield, Missouri. In addition, during the year ended December 31, 2004, one relationship which includes both held-to-maturity securities and loans was added to potential problem assets. This relationship was underwritten by the Company's lending department in the normal course of business; however, due to the nature of one of the assets (revenue bonds) this portion is carried as held-to-maturity securities. This relationship totals $5.7 million ($3.9 million is included in held-to-maturity securities with the remainder classified as loans) and is secured primarily by two nursing homes in Missouri. One of the nursing homes has experienced cash flow problems recently. The borrower maintains reserve funds to cover debt service shortfalls and required payments are current at December 31, 2004. These increases were partially offset by the removal of three unrelated relationships from potential problem loan status. The first relationship totaled $2.3 million and was secured primarily by commercial real estate, equipment and inventory in Springfield, Missouri. The second relationship totaled $1.3 million and was secured primarily by a motel in Springfield, Missouri. The third relationship totaled $1.3 million and was secured primarily by a motel in Branson, Missouri. At December 31, 2004, the significant relationships described above accounted for $21.9 million of the potential problem loan total.

Non-interest Income

         Total non-interest income increased $1.3 million, or 5.9%, in the year ended December 31, 2004 when compared to the year ended December 31, 2003. The increase was primarily due to: (i) an increase in service charges and ATM fees of $1.5 million, or 13.5%; (ii) an increase in commissions revenue in the Company's investment, travel and insurance divisions of $1.9 million, or 33.0%; and (iii) smaller increases and decreases in loan and commitment fees, late and prepayment charges on loans, loan servicing income, and merchant card fees. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds transactions by customers, and slight increases in fees for insufficient funds checks. The increase in ATM fees was related to a change during 2003 by the Company to process its transactions in-house and increases in overall usage by customers and non-customers. Increases in commission revenues occurred in the travel and investments divisions. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In late 2003, we began to implement some strategic sales initiatives in our investment division and throughout our branch network. Increased sales of a variety of investment products were realized during 2004 as a result of these initiatives.

         Additionally in 2004, the Company realized a gain of $396,000 on the sale of land which had been previously purchased for a branch location. After completion of the branch, most of the remaining land was sold.

         The increases described above were partially offset by: (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $1.2 million, or 54.6%; and (ii) a net realized loss on sales of available-for-sale securities in 2004 of $373,000 versus a net realized gain of $795,000 in 2003. During 2004, the Bank sold fewer residential loans than in 2003. During 2003, lower interest rates were conducive to the generation of fixed-rate mortgages, which the Bank typically sells, rather than adjustable-rate mortgages, which

NEXT PAGE

the Bank typically retains in its portfolio. In addition, unusually high levels of refinancing activity occurred in 2003. The decrease in gain on sale of securities was primarily due to the sale in 2003 of the Company's holdings of the trust preferred securities of another publicly traded company, with no such similar sale in 2004, and sales of other debt securities for net gains. In 2004, the Company sold approximately $62 million of available-for-sale securities at a loss to reposition some of its portfolio in anticipation of rising interest rates. The Company primarily sold low yielding agency callable securities and fixed rate mortgage-backed securities and purchased variable rate mortgage-backed securities and municipal securities, which should provide higher yields in future periods.

Non-Interest Expense

         Total non-interest expense increased $3.5 million, or 9.8%, in the year ended December 31, 2004, when compared to the year ended December 31, 2003. The increase was primarily due to: (i) an increase of $3.3 million, or 17.4%, in salaries and employee benefits primarily due to the hiring of additional experienced personnel to fill commercial lending, loan administration, and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening during 2003 of two loan production offices and the hiring of additional personnel in these offices in 2004, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $912,000, or 14.4%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment, including required upgrades to the Company's ATMs; and (iii) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, insurance, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

         The increases described above were partially offset by a decrease in expense on foreclosed assets of $1.5 million in the year ended December 31, 2004, when compared to the year ended December 31, 2003. In 2003, the Company experienced a $450,000 loss on the disposition of one foreclosed asset, a $670,000 write-down of the carrying value of another unrelated foreclosed asset, and other expenses of maintaining various foreclosed assets.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.0% for the year ended December 31, 2003, to 32.5% for the year ended December 31, 2004. The decrease was primarily due to higher balances of tax-exempt investment securities and loans.

Average Balances, Interest Rates and Yields

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $1.4 million, $1.2 million and $873,000 for 2004, 2003 and 2002, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

NEXT PAGE

	December 31, 2004	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
One- to four-family residential	5.26%	$ 162,019	$ 8,320	5.14%	$ 165,524	$ 9,297	5.62%	$ 178,072	$11,719	6.58%
Other residential	6.69	114,946	7,528	6.55	89,360	6,122	6.85	85,528	6,195	7.24
Commercial real estate	5.92	465,713	25,984	5.58	415,529	23,144	5.57	359,789	21,139	5.88
Construction	5.81	248,759	14,957	6.01	176,679	10,778	5.83	172,433	10,469	6.40
Commercial business	5.61	97,689	5,584	5.72	92,041	5,370	6.10	95,482	6,131	6.07
Other loans	7.20	126,012	8,739	6.94	117,205	8,572	7.31	108,380	8,409	7.76
Total loans receivable	5.78	1,215,138	71,112	5.85	1,056,338	63,283	5.99	1,000,044	64,062	6.41

Investment securities and other interest- earning assets(1)	4.39	390,880	15,947	4.08	305,051	12,896	4.23	293,022	16,099	5.49
Total interest-earning assets	5.45	1,606,018	87,059	5.42	1,361,389	76,179	5.59	1,293,066	80,161	6.20
Noninterest-earning assets:
Cash and cash equivalents		76,658			49,755			31,581
Other non-earning assets		22,027			26,725			20,342
Total assets		$1,704,703			$1,437,869			$1,344,989
Interest-bearing liabilities:
Interest-bearing demand and savings	1.44	$ 381,916	4,729	1.24	$ 276,209	3,025	1.10	$ 188,176	2,294	1.22
Time deposits	2.46	703,542	13,467	1.91	676,647	13,557	2.00	704,523	19,950	2.83
Total deposits	2.16	1,085,458	18,196	1.68	952,856	16,582	1.74	892,699	22,244	2.49

Short-term borrowings	2.33	103,271	1,580	1.53	51,442	588	1.14	33,380	523	1.57
Subordinated debentures issued to capital trust	4.58	18,859	610	3.23	18,757	594	3.17	17,957	718	4.00
FHLB advances	3.25	219,760	6,091	2.77	189,194	5,400	2.85	218,564	6,852	3.14
Total interest-bearing liabilities	2.37	1,427,348	26,477	1.85	1,212,249	23,164	1.91	1,162,600	30,337	2.61
Noninterest-bearing liabilities:
Demand deposits		138,437			104,941			70,556
Other liabilities		8,318			6,857			16,105
Total liabilities		1,574,103			1,324,047			1,249,261

Stockholders' equity		130,600			113,822			95,728
Total liabilities and stockholders' equity		$1,704,703			$1,437,869			$1,344,989
Net interest income:
Interest rate spread	3.08%		$60,582	3.57%		$53,015	3.68%		$49,824	3.59%
Net interest margin*				3.77%			3.89%			3.85%
Average interest-earning assets to average interest-bearing liabilities		112.5%			112.3%			111.2%
_____________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $37,987,000, $27,742,000 and $21,342,000 for 2004, 2003 and 2002, respectively. Interest income on tax-exempt securities included in this table was $2,348,000, $1,689,000 and $1,625,000 for 2004, 2003 and 2002, respectively. Interest income net of disallowed interest expense related to tax-exempt securities was $2,052,000, $1,334,000 and $1,161,000 for 2004, 2003 and 2002, respectively.

NEXT PAGE

Rate/Volume Analysis

         The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods shown. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and (ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to volume and rate. Tax-exempt income was not calculated on a tax equivalent basis.

	Year Ended December 31, 2004 vs. December 31, 2003			Year Ended December 31, 2003 vs. December 31, 2002
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (1,494)	$ 9,323	$ 7,829	$ (4,277)	$ 3,498	$ (779)
Investment securities and other interest-earning assets	(465)	3,516	3,051	(3,841)	638	(3,203)
Total interest-earning assets	(1,959)	12,839	10,880	(8,118)	4,136	(3,982)
Interest-bearing liabilities:
Demand deposits	317	1,387	1,704	(253)	984	731
Time deposits	(617)	527	(90)	(5,568)	(825)	(6,393)
Total deposits	(300)	1,914	1,614	(5,821)	159	(5,662)
Short-term borrowings	249	743	992	(64)	129	65
Subordinated debentures issued to capital trust	29	(13)	16	(158)	34	(124)
FHLBank advances	(160)	851	691	(779)	(673)	(1,452)
Total interest-bearing liabilities	(182)	3,495	3,313	(6,822)	(351)	(7,173)
Net interest income	$ (1,777)	$ 9,344	$ 7,567	$ (1,296)	$ 4,487	$ 3,191

Results of Operations and Comparison for the Years Ended December 31, 2003 and 2002

General

         The decrease in net income of $121,000, or .5%, during the year ended December 31, 2003, compared to the year ended December 31, 2002, was primarily due to an increase in non-interest expense of $6.8 million, or 23.3%, partially offset by an increase in net interest income of $3.2 million, or 6.4%, an increase in non-interest income of $1.5 million, or 7.4%, a decrease in provision for loan losses of $1.0 million, or 17.2%, and a decrease in provision for income taxes of $.9 million, or 7.6%.

Total Interest Income

         Total interest income decreased $4.0 million, or 5.0%, during the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease was due to a 779,000, or 1.2%, decrease in interest income on loans and a $3.2 million, or 19.9%, decrease in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning

NEXT PAGE

assets decreased due to significantly lower average rates of interest, while interest income for both was positively impacted by higher average balances. In addition, interest income in 2002 was higher due to the recovery of $415,000 of interest on a commercial real estate loan that was charged off in a prior year.

Interest Income - Loans

         During the year ended December 31, 2003 compared to December 31, 2002, interest income on loans decreased from lower average interest rates, partially offset by higher average balances. Interest income decreased $4.3 million as the result of lower average interest rates. The average yield on loans decreased from 6.41% during the year ended December 31, 2002, to 5.99% during the year ended December 31, 2003, as a result of decreases in market rates of interest, primarily the "prime rate" of interest. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

         Interest income increased $3.5 million as the result of higher average loan balances from $1.00 billion during the year ended December 31, 2002 to $1.06 billion during the year ended December 31, 2003. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending and consumer lending. The Bank's one- to four-family residential loan portfolio decreased from December 31, 2000 to December 31, 2003, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market.

Interest Income - Investments and Other Interest-earning Deposits

         Interest income on investments and other interest-earning assets decreased mainly as a result of lower average interest rates, partially offset by higher average balances during the year ended December 31, 2003, when compared to the year ended December 31, 2002. Interest income decreased $3.8 million as a result of a decrease in average interest rates from 5.49% during the year ended December 31, 2002, to 4.23% during the year ended December 31, 2003. This decrease was primarily due to declining market interest rates throughout 2002 and 2003. As the Company's mortgage-backed securities prepaid rapidly, premiums were amortized reducing yields on the investments. In addition, these proceeds were reinvested in securities as interest rates fell. The decrease in interest income was partially offset by $638,000 as a result of an increase in average balances from $293 million during the year ended December 31, 2002, to $305 million during the year ended December 31, 2003.

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

NEXT PAGE

of the Company's interest rate swaps. In 2003, the Company attracted a significant amount of demand deposit balances and allowed the certificate of deposit balances to decrease as they matured.

         Interest on demand deposits increased $983,000 due to an increase in average balances from $187 million during the year ended December 31, 2002, to $275 million during the year ended December 31, 2003, and decreased $247,000 due to a decrease in average rates from 1.22% during the year ended December 31, 2002, to 1.09% during the year ended December 31, 2003. The other deposit category, savings, experienced a $5,000 decrease due to decreases in both average balances and average rates of interest.

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

         Interest rates paid on deposits, FHLBank advances and other borrowings decreased significantly during 2003 compared to 2002. As certificates of deposit matured and were renewed or replaced, in most cases the new interest rate on these deposits was significantly lower than the previous rate. In addition, the Company continued to utilize interest rate swaps and FHLBank advances which repriced frequently to further reduce interest expense. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

NEXT PAGE

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

NEXT PAGE

Springfield, Missouri. The restaurant and motel have subsequently been foreclosed in 2004. Mortgage loans comprise $1.2 million, or 16%, of the total $7.4 million non-performing loans at December 31, 2003.

         Foreclosed Assets. Of the total $9.0 million of foreclosed assets at December 31, 2003, foreclosed real estate totaled $8.4 million and repossessed automobiles totaled $667,000. Of the total real estate assets, two relationships accounted for $6.5 million. The first relationship had a remaining balance of $6.0 million as of December 31, 2003, and was discussed above in Non-performing Loans as the $7.3 million relationship. At the time of foreclosure, the balance was reduced to $6.7 million through a charge-off of approximately $600,000. During 2003, Great Southern and the lead bank have marketed the project for sale. These efforts have led to some verbal indications of interest and offers. The range of these indications and offers, as well as sales activity of condominiums and lots during 2003, has provided Great Southern additional information to assess the appropriate carrying value of the asset. Based upon these facts, Great Southern recorded an additional write-down of this asset in the amount of approximately $670,000, resulting in the current carrying value of $6.0 million. This loss is included in non-interest expense. The second relationship had a remaining balance of $511,000 as of December 31, 2003, and involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This relationship was foreclosed in late 2002. Each of these foreclosed assets is currently being marketed for sale. During 2003, one other significant property was foreclosed and subsequently sold and removed from foreclosed assets. This asset involved a motel in Springfield, Missouri. At the time of foreclosure, an updated valuation of the property was completed resulting in a $900,000 charge-off recorded through the allowance for loan losses to reduce the carrying value of the asset. This property was ultimately sold with an additional loss of $450,000 recognized by Great Southern. This loss is included in non-interest expense.

         In February 2004, the Company completed the sale of the $6.0 million foreclosed asset described above. The Company received cash proceeds of $6.0 million less expenses of approximately $40,000.

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

Non-interest Income

         Total non-interest income increased $1.5 million, or 7.4%, in the year ended December 31, 2003 when compared to the year ended December 31, 2002. The increase was primarily due to: (i) an increase in service charges and ATM fees of $2.8 million, or 33.0%; (ii) an increase in net realized gains on sales of fixed-rate

NEXT PAGE

residential and student loans of $612,000, or 38.9%; and (iii) smaller increases in loan and commitment fees, late and prepayment charges on loans, loan servicing income, and merchant card fees. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds transactions by customers, and slight increases in fees for insufficient funds checks. The increase in ATM fees was related to a change in 2003 by the Company to process its transactions in-house and increases in overall usage by customers and non-customers. During the year ended December 31, 2003, the Bank sold more residential and student loans than in the year ended December 31, 2002. During both years, lower interest rates were conducive to the generation of fixed-rate mortgages, which the bank typically sells, rather than adjustable-rate mortgages, which the Bank typically retains in its portfolio. In addition, unusually high levels of refinancing activity occurred in the three months ended September 30, 2003.

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

Non-Interest Expense

         Total non-interest expense increased $6.8 million, or 23.3%, in the year ended December 31, 2003, when compared to the year ended December 31, 2002. The increase was primarily due to: (i) an increase of $2.9 million, or 18.3%, in salaries and employee benefits primarily due to increased incentives paid to mortgage loan originators due to increased loan closings, the hiring of additional experienced personnel to fill commercial lending, loan administration, and branch supervisory positions, the opening of two loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; (ii) an increase in net occupancy and equipment expense of $998,000, or 18.7%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment; (iii) an increase in expenses on foreclosed assets of $1.3 million, or 224%, due to a $450,000 loss on the disposition of one foreclosed asset, a $670,000 write-down of the carrying value of another unrelated foreclosed asset, and other expenses of maintaining various foreclosed assets; and (iv) smaller increases in other non-interest expense areas, such as postage, advertising, insurance, legal and professional fees, bank charges and fees related to additional correspondent relationships, and costs to reissue the Bank's debit cards due to a system conversion.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 34.6% for the year ended December 31, 2002, to 33.0% for the year ended December 31, 2003. The decrease is primarily due to higher balances of tax-exempt investment securities and loans.

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet

NEXT PAGE

its customers' credit needs. At December 31, 2004 the Company had commitments of approximately $267 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

         The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2004. Additional information regarding these contractual obligations is discussed further in Notes 6, 7, 8, 10 and 13 of the Notes to Consolidated Financial Statements.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total

Deposits without a stated maturity	$ 506,804	$ ---	$ ---	$ 506,804
Time and brokered certificates of deposit	303,831	191,908	294,964	790,703
Federal Home Loan Bank advances	138,051	32,784	60,651	231,486
Short-term borrowings	151,591	---	---	151,591
Subordinated debentures	---	---	17,784	17,784
Operating leases	540	1,689	492	2,721
Dividends declared but not paid	1,644	---	---	1,644
Other	75	---	---	75
	1,102,536	226,381	373,891	1,702,808
Interest rate swap fair value adjustment	(1,905)	---	---	(1,905)
	$1,100,631	$226,381	$373,891	$1,700,903

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $139.2 million, or 7.5% of total assets of $1.85 billion at December 31, 2004, compared to equity of $119.5 million, or 7.8% of total assets of $1.54 billion at December 31, 2003.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risked-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2004, the Bank's Tier 1 risk-based capital ratio was 10.60%, total risk-based capital ratio was 11.86% and the Tier 1 leverage ratio was 8.38%. As of December 31, 2004, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2004, the Company's Tier 1 risk-based capital ratio was 10.77%, total risk-based capital ratio was 12.02% and the Tier 1 leverage ratio was 8.51%. As of December 31, 2004, the Company was "well capitalized" under the capital ratios described above.

         At December 31, 2004, the held-to-maturity investment portfolio included no gross unrealized losses.

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

NEXT PAGE

rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.

         Statements of Cash Flows. During the years ended December 31, 2004, 2003 and 2002, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $31.6 million, $33.9 million and $29.2 million during the years ended December 31, 2004, 2003 and 2002, respectively.

         During the years ended December 31, 2004, 2003 and 2002, investing activities used cash of $293.7 million, $142.7 million and $64.5 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as the purchases of Company stock and dividend payments to stockholders. Financing activities provided cash flows of $280.5 million, $127.8 million and $56.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of Company stock and dividend payments to stockholders.

         Dividends. During the year ended December 31, 2004, the Company declared dividends of $0.44 per share (22.9% of net income) and paid dividends of $0.42 per share (21.9% of net income), compared to dividends declared of $0.355 per share (21.3% of net income) and paid of $0.33 per share (19.8% of net income) during the year ended December 31, 2003. The Board of Directors meets regularly to consider the level and the timing of dividend payments. Dividends declared but unpaid at December 31, 2004, were paid to shareholders on January 14, 2005.

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2004, the Company repurchased 28,642 shares of its common stock at an average price of $38.97 per share and reissued 25,596 shares of Company stock at an average price of $16.78 per share to cover stock option exercises. During the year ended December 31, 2003, the Company repurchased 39,276 shares of its common stock at an average price of $39.50 per share and reissued 33,508 shares of Company stock at an average price of $21.22 per share to cover stock option exercises.

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

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2004, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative.

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

         The Company uses interest rate swap derivatives to manage its interest rate risks from recorded financial liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes the Company to interest rate risk.

         Interest rate swaps are carried at fair value, estimated using quoted dealer prices, and are recognized in the statement of financial condition in the prepaid expenses and other assets caption. The Company uses interest rate swaps to help manage its interest rate risks from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and the liability exposes the Company to interest rate risk. Amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income.

         The Company has entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit and subordinated debentures issued to capital trust

NEXT PAGE

caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity.

         At December 31, 2004, the notional amount of interest rate swaps outstanding was approximately $450.4 million, all consisting of swaps in a receivable position. At December 31, 2003, the notional amount of interest rate swaps outstanding was approximately $318.5 million, all consisting of swaps in a receivable position. The maturities of interest rate swaps outstanding at December 31, 2004 and 2003, in terms of notional amounts and their average pay and receive rates is discussed further in Note 14 of the Notes to Consolidated Financial Statements.

         The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2004. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

NEXT PAGE

Maturities

	December 31,							2004 Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)
Financial Assets:
Interest bearing deposits	$1,364	---	---	---	---	---	$1,364	$1,364
Weighted average rate	.89%	---	---	---	---	---	.89%
Available-for-sale equity securities	$12	---	---	---	---	$11,000	$11,012	$11,012
Weighted average rate	3.76%	---	---	---	---	4.66%	4.66%
Available-for-sale debt securities	$253	$248	$4,126	---	---	$339,465	$344,092	$344,092
Weighted average rate	9.01%	3.71%	2.87%	---	---	4.53%	4.51%
Held-to-maturity securities	---	---	---	$223	---	$48,387	$48,610	$49,457
Weighted average rate	---	---	---	8.98%	---	7.14%	7.14%
Adjustable rate loans	$240,440	$144,110	$101,535	$56,276	$71,918	$272,036	$886,315	$887,363
Weighted average rate	5.97%	5.64%	5.83%	5.75%	5.69%	5.36%	5.68%
Fixed rate loans	$166,042	$50,825	$57,587	$47,838	$25,564	$74,820	$422,676	$428,028
Weighted average rate	5.63%	6.71%	8.07%	7.77%	7.16%	8.13%	6.87%
Federal Home Loan Bank stock	---	---	---	---	---	$14,438	$14,438	$14,438
Weighted average rate	---	---	---	---	---	3.16%	3.16%
Total financial assets	$408,111	$195,183	$163,248	$104,337	$97,482	$760,146	$1,728,507

Financial Liabilities:
Time deposits	$303,831	$54,950	$36,294	$12,771	$87,893	$294,964	$790,703	$788,866
Weighted average rate	2.36%	2.87%	2.87%	3.06%	2.90%	3.29%	2.47%
Interest-bearing demand	$345,354	---	---	---	---	---	$345,354	$345,354
Weighted average rate	1.44%	---	---	---	---	---	1.44%
Non-interest- bearing demand	$161,450	---	---	---	---	---	$161,450	$161,450
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$138,051	$1,266	$3,302	$3,395	$24,821	$60,651	$231,486	$242,729
Weighted average rate	2.51%	6.79%	7.17%	6.29%	6.29%	2.46%	3.25%
Short-term borrowings	$151,591	---	---	---	---	---	$151,591	$151,591
Weighted average rate	2.33%	---	---	---	---	---	2.33%
Subordinated debentures	---	---	---	---	---	$17,784	$17,784	$18,014
Weighted average rate	---	---	---	---	---	4.58%	4.58%
Total financial liabilities	$1,100,277	$ 56,216	$39,596	$16,166	$112,714	$373,399	$1,698,368

NEXT PAGE

Repricing

	December 31,							2004 Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)
Financial Assets:
Interest bearing deposits	$1,364	---	---	---	---	---	$1,364	$1,364
Weighted average rate	.89%	---	---	---	---	---	.89%
Available-for-sale equity securities	$7,554	$2,519	---	---	---	$939	$11,012	$11,012
Weighted average rate	4.66%	3.67%	---	---	---	7.60%	4.66%
Available-for-sale debt securities(1)	$24,650	$9,847	$39,682	$54,828	$57,269	$157,816	$344,092	$344,092
Weighted average rate	5.09%	4.99%	4.52%	3.72%	4.25%	4.77%	4.51%
Held-to-maturity securities	$15,543	---	$10,887	---	---	$22,180	$48,610	$49,457
Weighted average rate	5.38%	---	6.67%	---	---	8.61%	7.14%
Adjustable rate loans	$849,744	$9,884	$8,039	$3,310	$14,674	$664	$886,315	$887,363
Weighted average rate	5.67%	5.70%	5.75%	5.81%	7.00%	5.61%	5.68%
Fixed rate loans	$166,042	$50,825	$57,587	$47,838	$25,564	$74,820	$422,676	$428,028
Weighted average rate	5.63%	6.71%	8.07%	7.77%	7.16%	8.13%	6.87%
Federal Home Loan Bank stock	$14,438	---	---	---	---	---	$14,438	$14,438
Weighted average rate	3.16%	---	---	---	---	---	3.16%
Total financial assets	$1,079,335	$73,075	$116,195	$105,976	$97,507	$256,419	$1,728,507

Financial Liabilities:
Time deposits	$721,523	$44,950	$11,294	$5,187	$3,102	$4,647	$790,703	$788,866
Weighted average rate	2.39%	2.94%	3.94%	4.30%	4.29%	5.01%	2.47%
Interest-bearing demand	$345,354	---	---	---	---	---	$345,354	$345,354
Weighted average rate	1.44%	---	---	---	---	---	1.44%
Non-interest-bearing demand(2)	---	---	---	---	---	$161,450	$161,450	$161,450
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank advances	$215,230	$1,266	$3,302	$3,395	$642	$7,651	$231,486	$242,729
Weighted average rate	3.01%	6.79%	7.17%	6.29%	6.04%	6.19%	3.25%
Short-term borrowings	$151,591	---	---	---	---	---	$151,591	$151,591
Weighted average rate	2.33%	---	---	---	---	---	2.33%
Subordinated debentures	$17,784	---	---	---	---	---	$17,784	$18,014
Weighted average rate	4.58%	---	---	---	---	---	4.58%
Total financial liabilities	$1,451,482	$ 46,216	$14,596	$8,582	$3,744	$173,748	$1,698,368
Periodic repricing GAP	$(372,147)	$26,859	$101,599	$97,394	$93,763	$82,671	$30,139
Cumulative repricing GAP	$(372,147)	$(345,288)	$(243,689)	$(146,295)	$(52,532)	$30,139
___________________
(1)	Available-for-sale debt securities include approximately $279 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Noninterest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

NEXT PAGE

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with the standards of the Public Company Accounting Oversight Board (United States).

       /s/ BKD, LLP

Springfield, Missouri
February 4, 2005

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2004 and 2003
(In Thousands, Except Per Share Data)

Assets
	2004	2003

Cash	$ 91,847	$ 67,694

Interest-bearing deposits in other financial institutions	1,364	7,120

Cash and cash equivalents	93,211	74,814

Available-for-sale securities	355,104	259,600

Held-to-maturity securities	48,610	53,944

Mortgage loans held for sale	671	1,243

Loans receivable, net of allowance for loan losses of $23,489 and $20,844 at December 31, 2004 and 2003, respectively	1,286,772	1,092,954

Interest receivable	8,056	6,938

Prepaid expenses and other assets	7,889	7,689

Foreclosed assets held for sale, net	2,035	9,034

Premises and equipment, net	23,353	19,892

Federal Home Loan Bank stock	14,438	11,785

Refundable income taxes	504	---

Deferred income taxes	5,036	2,830

Total assets	$1,845,679	$1,540,723

See Notes to Consolidated Financial Statements

NEXT PAGE

Liabilities and Stockholders' Equity
	2004	2003
Liabilities
Deposits	$1,294,838	$1,137,427
Federal Home Loan Bank advances	231,486	204,787
Short-term borrowings	151,591	53,534
Subordinated debentures issued to capital trust	18,548	18,263
Accrued interest payable	2,195	1,679
Advances from borrowers for taxes and insurance	272	202
Accounts payable and accrued expenses	7,562	3,944
Income taxes payable	---	1,339
Total liabilities	1,706,492	1,421,175
Commitments and Contingencies	---	---
Stockholders' Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares	---	---
Common stock, $.01 par value; authorized 20,000,000 shares, issued and outstanding 2004
- 13,698,508 shares; issued 2003 - 12,325,002 shares	137	123
Additional paid-in capital	17,816	17,451
Retained earnings	122,120	164,159
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes of $(477) and $(34) at December 31, 2004 and 2003	(886)	(65)
	139,187	181,668
Less treasury common stock, at cost; 2003 - 5,473,649	---	62,120
Total stockholders' equity	139,187	119,548
Total liabilities and stockholders' equity	$1,845,679	$1,540,723

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Data)

	2004	2003	2002
Interest Income
Loans	$71,112	$63,283	$64,062
Investment securities and other	15,947	12,896	16,099
	87,059	76,179	80,161
Interest Expense
Deposits	18,196	16,582	22,244
Federal Home Loan Bank advances	6,091	5,400	6,852
Short-term borrowings	1,580	588	523
Subordinated debentures issued to capital trust	610	594	718
	26,477	23,164	30,337

Net Interest Income	60,582	53,015	49,824
Provision for Loan Losses	4,800	4,800	5,800
Net Interest Income After Provision for Loan Losses	55,782	48,215	44,024
Noninterest Income
Commissions	7,793	5,859	5,786
Service charges and ATM fees	12,726	11,214	8,430
Net gains on loan sales	992	2,187	1,575
Net realized gains (losses) on sales of available-for-sale securities	(373)	795	3,443
Net gain on sales of fixed assets	403	161	57
Other income	1,751	1,775	1,186
	23,292	21,991	20,477
Noninterest Expense
Salaries and employee benefits	22,007	18,739	15,842
Net occupancy expense	7,247	6,335	5,337
Postage	1,784	1,691	1,426
Insurance	761	683	514
Advertising	794	735	622
Office supplies and printing	811	855	828
Telephone	903	797	769
Legal, audit and other professional fees	1,309	1,078	808
Expense on foreclosed assets	485	1,939	597
Other operating expenses	3,160	2,901	2,245
	39,261	35,753	28,988
Income Before Income Taxes	39,813	34,453	35,513
Provision for Income Taxes	12,933	11,362	12,301
Net Income	$26,880	$23,091	$23,212
Earnings Per Common Share
Basic	$1.96	$1.68	$1.69
Diluted	$1.92	$1.66	$1.67
See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Data)

					Accumulated
					Other
			Additional		Comprehensive
	Comprehensive	Common	Paid-in	Retained	Income	Treasury
	Income	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance, January 1, 2002	$ ---	$123	$17,160	$127,489	$ 710	$(60,228)	$85,254
Net income	23,212	---	---	23,212	---	---	23,212
Stock issued under Stock Option Plan	---	---	(127)	---	---	624	497
Dividends declared, $.35 per share	---	---	---	(4,770)	---	---	(4,770)
Change in unrealized gain on available-for-sale securities, net of income taxes of $902	1,858	---	---	---	1,858	---	1,858
Company stock purchased	---	---	---	---	---	(1,342)	(1,342)
Comprehensive income	$25,070
Balance, December 31, 2002	$ ---	123	17,033	145,931	2,568	(60,946)	104,709
Net income	23,091	---	---	23,091	---	---	23,091
Stock issued under Stock Option Plan	---	---	418	---	---	377	795
Dividends declared, $.36 per share	---	---	---	(4,863)	---	---	(4,863)
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(1,327)	(2,633)	---	---	---	(2,633)	---	(2,633)
Company stock purchased	---	---	---	---	---	(1,551)	(1,551)
Comprehensive income	$20,458
Balance, December 31, 2003	$ ---	123	17,451	164,159	(65)	(62,120)	119,548
Net income	26,880	---	---	26,880	---	---	26,880
Stock issued under Stock Option Plan	---	---	434	---	---	292	726
Dividends declared, $.44 per share	---	---	---	(6,030)	---	---	(6,030)
Effect of two-for-one stock split	---	69	(69)	---	---	---	---
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(443)	(821)	---	---	---	(821)	---	(821)
Company stock purchased	---	---	---	---	---	(1,116)	(1,116)
Reclassification of treasury stock per Maryland law	---	(55)	---	(62,889)	---	62,944	---
Comprehensive income	$26,059
Balance, December 31, 2004		$137	$17,816	$122,120	$ (886)	$ 0	$139,187

See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	2004	2003	2002
Operating Activities
Net income	$ 26,880	$ 23,091	$ 23,212
Proceeds from sales of loans held for sale	61,242	146,839	106,487
Originations of loans held for sale	(58,600)	(140,816)	(98,939)
Items not requiring (providing) cash
Depreciation	2,973	2,761	2,593
Amortization	205	149	136
Provision for loan losses	4,800	4,800	5,800
Provision for losses on foreclosed assets	---	---	254
Net gains on loan sales	(992)	(2,187)	(1,575)
Net realized (gains) losses on available-for- sale securities	373	(795)	(3,443)
Gain on sale of premises and equipment	(403)	(160)	(76)
(Gain) loss on sale of foreclosed assets	10	931	(271)
Amortization of deferred income, premiums and discounts	351	1,546	659
Deferred income taxes	(1,764)	(2,569)	(2,654)
Changes in
Interest receivable	(1,118)	(372)	644
Prepaid expenses and other assets	(2,235)	(776)	132
Accounts payable and accrued expenses	1,724	(900)	(3,016)
Income taxes refundable/payable	(1,843)	2,329	(725)
Net cash provided by operating activities	31,603	33,871	29,218
See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	2004	2003	2002
Investing Activities
Net change in loans	$(170,622)	$(52,919)	$(29,144)
Purchase of loans	(40,102)	(73,897)	(31,448)
Proceeds from sale of student loans	8,146	9,141	10,838
Purchase of additional business units	(200)	(169)	---
Purchase of premises and equipment	(7,457)	(8,676)	(6,876)
Proceeds from sale of premises and equipment	1,426	3,146	235
Proceeds from sale of foreclosed assets	11,443	8,354	4,815
Capitalized costs on foreclosed assets	(174)	(243)	31
Proceeds from maturities, calls and repayments of held-to-maturity securities	30,325	8,104	11,687
Purchase of held-to-maturity securities	(24,978)	(9,450)	(26,811)
Proceeds from sale of available-for-sale securities	93,917	40,703	151,265
Proceeds from maturities, calls and repayments of available-for-sale securities	106,184	119,617	90,024
Purchase of available-for-sale securities	(299,003)	(189,633)	(239,087)
(Purchase) redemption of Federal Home Loan Bank stock	(2,653)	3,177	---
Net cash used in investing activities	(293,748)	(142,745)	(64,471)
See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	2004	2003	2002
Financing Activities
Net increase (decrease) in certificates of deposit	$ 119,674	$ (28,205)	$ 36,730
Net increase in checking and savings accounts	42,187	152,533	90,905
Proceeds from Federal Home Loan Bank advances	4,939,000	1,246,000	2,829,500
Repayments of Federal Home Loan Bank advances	(4,912,301)	(1,247,439)	(2,882,017)
Net increase (decrease) in short-term borrowings	98,057	10,230	(14,459)
Advances to borrowers for taxes and insurance	70	(27)	(66)
Company stock purchased	(1,116)	(1,551)	(1,342)
Dividends paid	(5,755)	(4,522)	(3,741)
Stock options exercised	726	795	497
Net cash provided by financing activities	280,542	127,814	56,007
Increase in Cash and Cash Equivalents	18,397	18,940	20,754
Cash and Cash Equivalents, Beginning of Year	74,814	55,874	35,120
Cash and Cash Equivalents, End of Year	$ 93,211	$ 74,814	$ 55,874
See Notes to Consolidated Financial Statements

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

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

The Company's banking operation is its only reportable segment. The banking operation is principally engaged in the business of originating residential and commercial real estate loans, construction loans, commercial business loans and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowing from the Federal Home Loan Bank and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance. Revenue from segments below the reportable segment threshold is attributable to three operating segments of the Company. These segments include insurance services, travel services and investment services. Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, and Great Southern Community Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior periods' amounts have been reclassified to conform to the 2004 financial statements presentation. These reclassifications had no effect on net income.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in common stock is based on a predetermined formula.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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
December 31, 2004, 2003 and 2002

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify consumer and one- to four-family residential loans for impairment disclosures.

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
December 31, 2004, 2003 and 2002

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

Stock Split

On May 4, 2004, the Board of Directors of the Company declared a two-for-one stock split effected in the form of a dividend on the outstanding common stock for shareholders of record on May 17, 2004. Each stockholder received one additional share for each share owned on the record date. Historical per share disclosures for earnings and dividends have been updated to account for the stock split.

Stockholders' Equity

At the 2004 Annual Meeting of Stockholders, the Company's stockholders approved the Company's reincorporation to the State of Maryland. This reincorporation was completed in June 2004. Under Maryland law, there is no concept of "Treasury Shares." Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company's Consolidated Statements of Financial Condition reflects this change. The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Earnings per share (EPS) were computed as follows:
	2004	2003	2002
	(In Thousands, Except Per Share Data)
Net income	$26,880	$23,091	$23,212
Average common shares outstanding	13,702	13,707	13,726

Average common share stock options outstanding	293	180	165
Average diluted common shares	13,995	13,887	13,891
Earnings per common share -- basic	$1.96	$1.68	$1.69
Earnings per common share -- diluted	$1.92	$1.66	$1.67

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Options to purchase 16,600 shares of common stock were outstanding during the year ended December 31, 2002, but were not included in the computation of diluted earnings per share for that year because the options' exercise price was greater than the average market price of the common shares. There were no anti-dilutive options outstanding for the years ended December 31, 2004 and 2003.

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
	Year Ended December 31,
	2004	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$26,880	$23,091	$23,212
Less
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(523)	(383)	(260)
Pro forma net income	$26,357	$22,708	$22,952
Earnings per share
Basic -- as reported	$1.96	$1.68	$1.69
Basic -- pro forma	$1.92	$1.66	$1.67
Diluted -- as reported	$1.92	$1.66	$1.67
Diluted -- pro forma	$1.88	$1.64	$1.65
Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2004, nearly all of the interest-bearing deposits were uninsured. Of this total, $645,000 was held at the Federal Home Loan Bank.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004 and 2003, respectively, was $28,150,000 and $24,176,000.

Recent Accounting Pronouncements

In 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitment (SAB 105), which addresses the accounting treatment for loan commitments accounted for as derivative instruments. SAB 105 permits recognition of servicing assets only when the servicing asset has been contractually separated from the underlying loan by sale or securitization. SAB 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of SAB 105 had no impact on the Company's results of operations or financial condition.

In 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of certain special purpose entities (SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. One financial liability of the Company that is impacted by FIN 46 is the Company's trust preferred securities and related debentures. Through December 31, 2003, the trust preferred securities were presented in the Company's financial statements as a liability and not a component of equity for financial reporting purposes. In addition, the Federal Reserve Board has allowed these securities to be included as Tier I capital for purposes of regulatory capital calculations. The FASB issued a revised interpretation of FIN 46, which was required to be applied to certain variable instruments by March 31, 2004. This revised interpretation required the Company to deconsolidate the trust for financial reporting purposes and to instead report the junior subordinated debentures as a liability of the Company owned by the trust. This change did not have a significant impact on the Company's financial statements. As a result of the issuance of the revised interpretation, the Federal Reserve Board adopted a rule relating to the qualification of trust preferred securities as Tier I capital. Under the rule, all of the Company's subordinated debentures issued to capital trust continue to qualify as Tier I capital.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The Emerging Issues Task Force (EITF) of FASB previously issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue 03-1 provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held to maturity and available for sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF Issue 03-1 attempts to better define whether impairment losses should be recognized on available-for-sale securities prior to sale of the securities. It provides guidance for evaluating whether and when unrealized losses should be deemed "other-than-temporary," requiring immediate recognition of those losses through earnings. In addition, EITF 03-1 requires financial statement disclosure for impaired securities on which an impairment loss has not been recognized, including the amount of unrealized loss and the term of that impairment. Certain portions of EITF 03-1 have been delayed in order for the FASB Staff to provide implementation guidance and clarify several issues that were raised by interested parties during the public comment period. The Company is monitoring developments related to this EITF Issue.

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions --in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized any expense for stock option plans in the Consolidated Financial Statements (see Note 1 and Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company's accounting for stock-based compensation). Implementation of SFAS 123(R) is required for the Company beginning in the interim period ending September 30, 2005. The Company is currently analyzing this new pronouncement to determine the impact on its financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company's stock options. Note 1 of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123.

Note 2: Investments in Debt and Equity Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$ 23,638	$ ---	$ 808	$ 22,830
Collateralized mortgage obligations	36,970	89	305	36,754
Mortgage-backed securities	242,394	1,273	1,239	242,428
States and political subdivisions	33,866	379	286	33,959
Corporate bonds	7,610	511	---	8,121
Equity securities	11,989	59	1,036	11,012
	$356,467	$2,311	$3,674	$355,104

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

	December 31, 2003
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

The amortized cost and fair value of available-for-sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)
One year or less	$ 249	$ 253
After one through five years	500	498
After five through ten years	20,014	19,726
After ten years	44,351	44,433
Securities not due on a single maturity date	279,364	279,182
Equity securities	11,989	11,012
	$356,467	$355,104

The amortized cost and approximate fair values of securities classified as held-to-maturity are as follows:

December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions and industrial revenue bonds	$48,610	$847	$0	$49,457

December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions and industrial revenue bonds	$53,944	$2,614	$0	$56,558

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The amortized cost and fair value of held-to-maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)
After one through five years	$ 223	$ 227
After five through ten years	1,177	1,198
After ten years	47,210	48,032
	$48,610	$49,457

The amortized cost of securities pledged as collateral to secure public deposits and for other purposes amounted to approximately $159,246,000 and $113,975,000 at December 31, 2004 and 2003, respectively, with approximate fair values of $158,717,000 and $113,908,000, respectively. The amortized cost of securities pledged as collateral to secure collateralized borrowing accounts amounted to approximately $146,957,000 and $69,078,000 at December 31, 2004 and 2003, respectively, with approximate fair values of $147,487,000 and $68,952,000, respectively. The amortized cost of securities pledged as collateral to secure Federal Home Loan Bank advances amounted to approximately $21,973,000 and $35,341,000 at December 31, 2004 and 2003, respectively, with approximate fair values of $22,048,000 and $35,195,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004 and 2003, respectively, was approximately $230,985,000 and $137,065,000 which is approximately 57.1% and 43.4% of the Company's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increase in market interest rates.

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

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003, respectively:

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

	2004
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$ 14,455	$ (238)	$ 8,375	$ (570)	$ 22,830	$ (808)
Mortgage-backed securities	141,718	(976)	15,042	(263)	156,760	(1,239)
Equity securities	7,503	(132)	2,571	(904)	10,074	(1,036)
Collateralized mortgage obligations	23,638	(305)	---	---	23,638	(305)
State and political subdivisions	15,957	(258)	1,726	(28)	17,683	(286)
	$203,271	$(1,909)	$27,714	$(1,765)	$230,985	$(3,674)

	2003
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$ 51,924	$(1,160)	$ ---	$ ---	$ 51,924	$(1,160)
Mortgage-backed securities	70,294	(631)	955	(9)	71,249	(640)
State and political subdivisions	3,192	(76)	---	---	3,192	(76)
Equity securities	7,385	(115)	2,814	(661)	10,199	(776)
Corporate bonds and ABS	---	---	501	(11)	501	(11)
	$132,795	$(1,982)	$4,270	$(681)	$137,065	$(2,663)

Note 3: Other Comprehensive Income

	2004	2003	2002
	(In Thousands)
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $(574) for December 31, 2004; $(1,057) for December 31, 2003; $2,073 for December 31, 2002	$(1,063)	$(2,108)	$4,130
Less reclassification adjustment for gain (loss) included in net income, net of income taxes of $(131) for December 31, 2004; $270 for December 31, 2003; $1,171 for December 31, 2002	(242)	525	2,272
Change in unrealized gain (loss) on available-for- sale securities, net of income taxes	$ (821)	$(2,633)	$1,858

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, 2004 and 2003, include:
	2004	2003
	(In Thousands)

One-to-four family residential mortgage loans	$ 170,526	$ 157,747
Other residential mortgage loans	117,754	107,090
Commercial real estate loans	479,711	441,784
Other commercial loans	103,636	92,039
Construction loans	430,851	301,548
Installment, education and other loans	127,518	120,525
Prepaid dealer premium	2,996	2,903
Discounts on loans purchased	(10)	(13)
Undisbursed portion of loans in process	(121,677)	(109,004)
Allowance for loan losses	(23,489)	(20,844)
Deferred loan fees and gains, net	(1,044)	(821)
	$1,286,772	$1,092,954

Transactions in the allowance for loan losses were as follows:
	2004	2003	2002
	(In Thousands)
Balance, beginning of year	$20,844	$21,288	$21,328
Provision charged to expense	4,800	4,800	5,800
Loans charged off, net of recoveries of $2,825 for 2004, $2,300 for 2003 and $1,874 for 2002	(2,155)	(5,244)	(5,840)
Balance, end of year	$23,489	$20,844	$21,288

The weighted average interest rate on loans receivable at December 31, 2004 and 2003, was 5.78% and 5.46%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans serviced for others were $48,381,000 and $39,330,000 at December 31, 2004 and 2003, respectively.

Gross impaired loans totaled approximately $4,479,000 and $7,391,000 at December 31, 2004 and 2003, respectively. An allowance for loan losses of $496,000 and $918,000 relates to these impaired loans at December 31, 2004 and 2003, respectively. There were no impaired loans at December 31, 2004 and 2003, without a related allowance for loan losses assigned.

Interest of approximately $340,000, $304,000 and $828,000 was received on average impaired loans of approximately $6,615,000, $8,716,000 and $13,101,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest of approximately $463,000, $441,000 and $1,831,000 would have been recognized on an accrual basis during the years ended December 31, 2004, 2003 and 2002, respectively.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled approximately $120,000 and $347,000, respectively. Nonaccruing loans at December 31, 2004 and 2003, were approximately $4,359,000 and $7,044,000, respectively.

Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 9.

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential loans to all employees and directors have been granted at interest rates 1% above the Bank's cost of funds, subject to annual adjustments. At December 31, 2004 and 2003, loans outstanding to these directors and executive officers are summarized as follows:

	December 31,
	2004	2003
	(In Thousands)
Balance, beginning of year	$15,824	$12,389
New loans	22,319	9,631
Payments	(23,090)	(6,196)
Balance, end of year	$15,053	$15,824

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:
	December 31,
	2004	2003
	(In Thousands)
Land	$ 6,899	$ 5,793
Buildings and improvements	14,999	12,512
Furniture, fixtures and equipment	18,439	16,022
	40,337	34,327
Less accumulated depreciation	16,984	14,435
	$23,353	$19,892

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 6: Deposits

Deposits are summarized as follows:
	Weighted Average	December 31,
	Interest Rate	2004	2003
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	---	$ 161,450	$ 120,790
Interest-bearing checking and savings accounts	1.44% - .92%	345,354	343,827
		506,804	464,617
Certificate accounts	0% - 1.99%	70,255	173,617
	2% - 2.99%	223,763	122,575
	3% - 3.99%	213,895	131,248
	4% - 4.99%	148,211	96,489
	5% - 5.99%	92,741	60,259
	6% - 6.99%	35,878	80,618
	7% and above	5,960	6,224
		790,703	671,030
Interest rate swap fair value adjustment		(2,669)	1,780
		$1,294,838	$1,137,427

The weighted average interest rate on certificates of deposit was 2.46% and 1.77% at December 31, 2004 and 2003, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $101,070,000 and $96,349,000 at December 31, 2004 and 2003, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $456,757,000 and $329,353,000 at December 31, 2004 and 2003, respectively.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

At December 31, 2004, scheduled maturities of certificates of deposit are as follows (in thousands):

2005	$303,831
2006	54,950
2007	36,294
2008	12,771
2009	87,893
Thereafter	294,964

$790,703

A summary of interest expense on deposits is as follows:

	2004	2003	2002
	(In Thousands)
Checking and savings accounts	$ 4,729	$ 3,025	$ 2,294
Certificate accounts	13,518	13,612	19,990
Early withdrawal penalties	(51)	(55)	(40)
	$18,196	$16,582	$22,244
Note 7: Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consist of the following:
	December 31, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands, Except Interest Rates)
2004	$ ---	---%	$ 32,749	1.53%
2005	138,051	2.50	3,100	6.62
2006	1,266	6.79	26,318	1.32
2007	3,302	7.17	3,357	7.14
2008	3,395	6.29	53,452	1.33
2009	24,821	2.46	24,882	1.27
2010 and thereafter	60,651	4.81	60,929	4.75
	$231,486	3.25	$204,787	2.55

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances. Investment securities with approximate carrying values of $22,048,000 and $35,195,000, respectively, were specifically pledged as collateral for advances at December 31, 2004 and 2003. Loans with carrying values of approximately $572,596,000 and $539,990,000 were pledged as collateral for outstanding advances at December 31, 2004 and 2003, respectively.

Note 8: Short-term Borrowings

Short-term borrowings are summarized as follows:
	December 31,
	2004	2003
	(In Thousands)
Note payable on tax credit investment	$ 280	$ ---
Overnight borrowings	11,500	---
Securities sold under reverse repurchase agreements	139,811	53,534
	$151,591	$53,534

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

Short-term borrowings had weighted average interest rates of 2.33% and 0.96% at December 31, 2004 and 2003, respectively. Short-term borrowings averaged approximately $103,271,000 and $51,361,000 for the years ended December 31, 2004 and 2003, respectively. The maximum amounts outstanding at any month end were $151,591,000 and $66,298,000 during those same periods.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 9: Federal Reserve Bank Borrowings

The Bank has a potentially available $151,072,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2004. The line is secured primarily by commercial loans and had an outstanding balance of $1,500,000 at December 31, 2004.

Note 10: Subordinated Debentures Issued to Capital Trust

Great Southern Capital Trust I (GSBCP), a Delaware business trust, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase a 9.00% Subordinated Debenture from the Company totalling $17,784,000. The Company's proceeds from the issuance of the Subordinated Debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The subordinated debentures mature in 2031 and are redeemable at the Company's option beginning in June 2006.

The Company entered into an interest rate swap agreement to effectively convert this fixed rate debt to variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2004 and 2003, was 4.58% and 3.20%, respectively.

Subordinated debentures issued to capital trust are summarized as follows:
	December 31,
	2004	2003
	(In Thousands)

Subordinated debentures	$17,784	$17,250
Interest rate swap fair value adjustment	764	1,013

	$18,548	$18,263

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

As of December 31, 2004 and 2003, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2004 and 2003.

The provision for income taxes includes these components:
	2004	2003	2002
	(In Thousands)
Taxes currently payable	$14,697	$13,931	$14,955
Deferred income taxes	(1,764)	(2,569)	(2,654)
Income tax expense	$12,933	$11,362	$12,301

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:
	December 31,
	2004	2003
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$ 8,221	$ 7,295
Accrued expenses	109	323
Partnership tax credits	259	214
Excess of cost over fair value of net assets acquired	183	200
Unrealized loss on available-for-sale securities	477	34
Write-down of foreclosed assets	20	235
Other	---	25

	9,269	8,326
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(753)	---
FHLB stock dividends	(575)	(575)
Real estate investment trust dividends	(2,881)	(4,921)
Other	(24)	---

	(4,233)	(5,496)
Net deferred tax asset	$ 5,036	$ 2,830

Reconciliations of the Company's provision for income taxes to the statutory corporate tax rates are as follows:
	2004	2003	2002

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and dividends	(2.2)	(2.0)	---
Other	(.3)	---	(.4)
	32.5%	33.0%	34.6%

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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
Subordinated Debentures Issued to Capital Trust

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

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

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$ 93,211	$ 93,211	$ 74,814	$ 74,814
Available-for-sale securities	355,104	355,104	259,600	259,600
Held-to-maturity securities	48,610	49,457	53,944	56,558
Mortgage loans held for sale	671	671	1,243	1,243
Loans, net of allowance for loan losses	1,286,772	1,293,172	1,092,954	1,099,190
Accrued interest receivable	8,056	8,056	6,938	6,938
Investment in FHLB stock	14,438	14,438	11,785	11,785
Interest rate swaps	764	764	2,794	2,794

Financial liabilities
Deposits	$1,294,838	$1,295,700	$1,137,427	$1,138,173
FHLB advances	231,486	242,729	204,787	214,632
Short-term borrowings	151,591	151,591	53,534	53,534
Subordinated debentures	18,548	18,548	18,263	18,263
Accrued interest payable	2,195	2,195	1,679	1,679
Interest rate swaps	2,669	2,669	---	---
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	---	---	---	---
Letters of credit	36	36	32	32
Lines of credit	---	---	---	---

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 13: Operating Leases

The Company has entered into various operating leases at several of its locations. Some of the leases have renewal options.

At December 31, 2004, future minimum lease payments are as follows (in thousands):
2005	$ 540
2006	510
2007	463
2008	374
2009	342
Thereafter	492

$2,721

Rental expense was $560,000, $497,000 and $408,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
Note 14: Interest Rate Swaps

The Company has entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit and subordinated debentures issued to capital trust caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity.

At December 31, 2004, the notional amount of interest rate swaps outstanding was approximately $450,401,000, all consisting of swaps in a receivable position. At December 31, 2003, the notional amount of interest rate swaps outstanding was approximately $318,499,000, all consisting of swaps in a receivable position. The maturities of interest rate swaps outstanding at December 31, 2004 and 2003, in terms of notional amounts and their average pay and receive rates were as follows:

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

	2004			2003
	Fixed	Average	Average	Fixed	Average	Average
	to	Pay	Receive	To	Pay	Receive
	Variable	Rate	Rate	Variable	Rate	Rate
	(In Millions)
Interest Rate Swaps
Expected Maturity Date
2004	$ ---	---%	---%	$ 7.0	.94%	6.57%
2005	15.5	1.83	6.20	15.5	.60	6.20
2006	10.0	2.58	5.30	10.0	1.16	5.30
2007	25.0	2.38	3.04	5.0	1.13	2.75
2008	7.6	2.22	4.45	17.6	.96	3.60
2009	84.8	2.39	3.74	35.0	1.14	3.71
2010	24.8	2.45	3.20	19.9	1.12	3.13
2011	42.6	2.27	3.63	37.4	1.11	4.38
2012	9.6	2.49	5.52	9.9	1.15	5.51
2013	39.3	2.38	4.08	39.8	1.09	4.07
2014	41.5	2.34	3.34	---	---	---
2015	9.7	2.53	4.25	10.0	1.11	4.25
2016	34.5	2.36	5.22	29.6	1.20	6.18
2017	14.3	2.53	5.76	39.9	1.10	4.78
2018	5.0	2.06	4.00	15.0	1.08	4.67
2019	60.0	2.43	4.67	---	---	---
2023	9.0	2.08	5.10	9.7	1.14	5.10
2031	17.2	4.58	9.00	17.2	3.20	9.00
	$450.4	2.45	4.37	$318.5	1.20	4.82

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

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

At December 31, 2004 and 2003, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $45,179,000 and $20,988,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $2,578,000 and $2,340,000, at December 31, 2004 and 2003, respectively.

Letters of Credit

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under nonfinancial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Fees for letters of credit issued after December 31, 2002, are initially recorded by the Bank as deferred revenue and are included in earnings at the termination of the respective agreements. Should the Bank be obligated to perform under the standby letters of credit the Bank may seek recourse from the customer for reimbursement of amounts paid.

The Company had total outstanding standby letters of credit amounting to approximately $15,123,000 and $16,009,000, at December 31, 2004 and 2003, respectively, with $8,512,000 and $9,398,000, respectively, of the letters of credit having terms up to three years. The remaining $6,611,000 at December 31, 2004 and 2003, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

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

At December 31, 2004, the Bank had granted unused lines of credit to borrowers aggregating approximately $171,078,000 and $32,867,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $141,850,000 and $26,677,000 for commercial lines and open-end consumer lines, respectively.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri. Although the Bank has a diversified portfolio, loans aggregating approximately $181,744,000 and $162,870,000 at December 31, 2004 and 2003, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area. Residential mortgages account for approximately $66,259,000 and $59,601,000 of this total at December 31, 2004 and 2003, respectively.

Note 16: Additional Cash Flow Information
	2004	2003	2002
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$4,611	$16,868	$7,392
Sale and financing of foreclosed assets	$331	$3,120	$1,292
Dividends declared but not paid	$1,644	$1,369	$1,029

Additional Cash Payment Information
Interest paid	$25,961	$23,969	$33,038
Income taxes paid	$16,600	$11,560	$15,676

Note 17: Employee Benefits

The Company participates in a multiemployer defined benefit plan covering all employees who have met minimum service requirements. The Company's policy is to fund pension cost accrued. Employer contributions charged to expense for the years ended December 31, 2004, 2003 and 2002, were approximately $697,000, $467,000 and $246,000, respectively. As a member of a multiemployer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution pension plan covering substantially all employees. The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation, and also matches 50% of the employee's contribution on the next 2% of the employee's compensation. Employer contributions charged to expense for the years ended December 31, 2004, 2003 and 2002, were approximately $341,000, $290,000 and $255,000, respectively.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 18: Stock Option Plan

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 2,464,992 (adjusted for stock splits) shares of common stock. This plan has terminated; therefore, no new stock options or awards may be granted under this plan. At December 31, 2004, there are 31,090 options outstanding under this plan.

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock. Upon stockholder approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or awards may be granted under this plan. At December 31, 2004, there are 297,011 options outstanding under this plan.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or awards may be granted with respect to 1,196,448 (adjusted for stock split) shares of common stock. At December 31, 2004, there are 318,713 options outstanding under the plan.

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

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.
The table below summarizes transactions under the Company's stock option plans:
	Available to Grant	Shares Under Option	Weighted Average Exercise Price
Balance, January 1, 2002	705,603	225,852	$ 21.480
Granted	(67,050)	67,050	37.231
Exercised	---	(45,827)	(18.414)
Forfeited	16,465	(16,465)	(24.386)
Balance, December 31, 2002	655,018	230,610	26.462
Granted	(104,175)	104,175	40.491
Exercised	---	(33,508)	(21.218)
Forfeited from terminated plan(s)	---	(9,735)	(28.680)
Forfeited from current plan(s)	2,500	(2,500)	(40.468)
Termination of shares available to grant under prior plan(s)	(654,818)	---	---
Shares available to grant authorized under 2003 stock option plan	598,224	---	---
Balance, December 31, 2003	496,749	289,042	31.930

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
	Available to Grant	Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 2003	496,749	289,042	31.930
Granted	(9,500)	9,500	48.807
Exercised	---	(10,541)	(23.062)
Forfeited from terminated plan(s)	---	(2,798)	(29.996)
Forfeited from current plan(s)	5,750	(5,750)	(37.923)
Effect of 2-for-1 stock split	492,999	279,453	---
Granted	(112,663)	112,663	32.069
Exercised	---	(15,055)	(12.384)
Forfeited from terminated plan(s)	---	(5,300)	(16.143)
Forfeited from current plan(s)	4,400	(4,400)	(20.805)
Balance, December 31, 2004	877,735	646,814	$ 19.167

The fair value of each option granted is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions:
	December 31,	December 31,	December 31,
	2004	2003	2002
Dividends per share	$0.43	$0.36	$0.28
Risk-free interest rate	3.21%	3.07%	2.93%
Expected life of options	5 years	5 years	5 years
Weighted average fair value of options granted during year	$5.51	$4.51	$4.92

The following table further summarizes information about stock options outstanding at December 31, 2004:
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$5.469 to $9.094	77,462	3.77 years	$8.159	60,956	$8.182
$10.750 to $14.187	136,614	4.66 years	$12.867	94,664	$12.765
$18.188 to $34.250	432,738	8.39 years	$23.126	34,726	$18.990

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)

As of December 31, 2004
Total Risk-Based Capital
Great Southern Bancorp, Inc.	$174,200	12.0%	>$115,912	> 8.0%	N/A	N/A
Great Southern Bank	$171,429	11.9%	>$115,681	> 8.0%	>$144,601	> 10.0%

Tier I Risk-Based Capital
Great Southern Bancorp, Inc.	$156,022	10.8%	>$57,956	> 4.0%	N/A	N/A
Great Southern Bank	$153,287	10.6%	>$57,840	> 4.0%	>$86,761	> 6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$156,022	8.5%	>$73,335	> 4.0%	N/A	N/A
Great Southern Bank	$153,287	8.4%	>$73,155	> 4.0%	>$91,443	> 5.0%

As of December 31, 2003
Total Risk-Based Capital
Great Southern Bancorp, Inc.	$151,457	12.3%	>$98,451	> 8.0%	N/A	N/A
Great Southern Bank	$148,719	12.1%	>$98,164	> 8.0%	>$122,705	> 10.0%

Tier I Risk-Based Capital
Great Southern Bancorp, Inc.	$136,007	11.1%	>$49,225	> 4.0%	N/A	N/A
Great Southern Bank	$133,313	10.9%	>$49,082	> 4.0%	>$73,623	> 6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$136,007	9.0%	>$60,157	> 4.0%	N/A	N/A
Great Southern Bank	$133,313	8.9%	>$60,059	> 4.0%	>$75,074	> 5.0%

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004 and 2003, the Company and the Bank exceeded their minimum capital requirements. The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 21: Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2004, 2003 and 2002:

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Interest income	$19,852	$20,497	$22,484	$24,226
Interest expense	5,645	5,732	6,845	8,255
Provision for loan losses	1,200	1,200	1,200	1,200
Net realized gains (losses) on available-for-sale securities	(8)	---	(363)	(2)
Net income	6,191	6,691	7,169	6,828
Earnings per common share -- diluted	.45	.48	.51	.49

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Interest income	$18,577	$18,791	$19,068	$19,742
Interest expense	6,245	5,906	5,503	5,509
Provision for loan losses	1,200	1,200	1,200	1,200
Net realized gains on available-for-sale securities	114	---	471	210
Net income	5,458	5,811	6,191	5,631
Earnings per common share -- diluted	.39	.42	.45	.41

	2002
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Interest income	$19,781	$20,153	$20,513	$19,714
Interest expense	8,110	7,633	7,476	7,118
Provision for loan losses	1,350	1,650	1,300	1,500
Net realized gains (losses) on available-for-sale securities	595	2,229	621	(2)
Net income	5,402	6,534	5,919	5,357
Earnings per common share -- diluted	.39	.47	.43	.38

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 22: Condensed Parent Company Statements

The condensed balance sheets at December 31, 2004 and 2003, and statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002, for the parent company, Great Southern Bancorp, Inc., are as follows:

	December 31,
	2004	2003
	(In Thousands)
Balance Sheets
Assets
Cash	$ 2,159	$ 1,918
Available-for-sale securities	927	---
Investment in subsidiary bank	153,668	134,104
Interest receivable	14	---
Income taxes receivable	---	5
Premises and equipment	151	160
Prepaid expenses	847	846
Other assets	1,809	2,833
	$159,575	$139,866
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$ 1,798	$ 1,908
Subordinated debentures issued to capital trust	18,548	18,263
Income taxes payable	24	147
Deferred income taxes	18	---
Common stock	137	123
Additional paid-in capital	17,816	17,451
Retained earnings	122,120	164,159
Unrealized loss on available-for-sale securities, net	(886)	(65)
Treasury stock, at cost	---	(62,120)
	$159,575	$139,866

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$ 7,250	$ 3,000	$ 500
Interest and dividend income	38	4	178
Net realized gains on sales of available-for-sale securities	---	233	2,240
	7,288	3,237	2,918
Expense
Operating expenses	598	450	485
Interest expense	610	594	718
	1,208	1,044	1,203
Income before income tax and equity in undistributed earnings of subsidiaries	6,080	2,193	1,715
Provision (credit) for income taxes	(381)	(316)	431
Income before equity in earnings of subsidiaries	6,461	2,509	1,284
Equity in undistributed earnings of subsidiaries	20,419	20,582	21,928
Net income	$26,880	$23,091	$23,212

NEXT PAGE

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$ 26,880	$ 23,091	$ 23,212
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(20,419)	(20,582)	(21,928)
Depreciation	16	19	16
Amortization	31	31	40
Net realized (gains) losses on sales of available-for-sale securities	---	(233)	(2,240)
Net realized loss on other investments	6	---	---
Changes in
Prepaid expenses and other assets	(32)	1	(4)
Accounts receivable	855	(1,141)	---
Accounts payable and accrued expenses	74	(129)	127
Income taxes	(118)	243	434
Net cash provided by (used in) operating activities	7,293	1,300	(343)
Investing Activities
Purchase of fixed assets	(7)	---	(65)
Proceeds from sale of available-for-sale securities	---	486	9,963
Other investments	(25)	---	(50)
Purchase of available-for-sale securities	(875)	---	---
Net cash provided by (used in) investing activities	(907)	486	9,848
Financing Activities
Dividends paid	(5,755)	(4,522)	(3,741)
Stock options exercised	726	795	497
Company stock purchased	(1,116)	(1,551)	(1,342)
Net cash used in financing activities	(6,145)	(5,278)	(4,586)
Increase (Decrease) in Cash	241	(3,492)	4,919

Cash, Beginning of Year	1,918	5,410	491
Cash, End of Year	$ 2,159	$ 1,918	$ 5,410
Additional Cash Payment Information
Interest paid	$ 610	$ 597	$ 720

NEXT PAGE

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.      CONTROLS AND PROCEDURES.

         An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of December 31, 2004, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changed in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

         The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and for our independent registered public accounting firm to attest to this report. On November 30, 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 days extension; accordingly, this Form 10-K does not include these reports but an amendment to this Form 10-K including these reports will be filed on or before May 2, 2005. Currently, we are not aware of any material weaknesses in our internal control over financial reporting.

NEXT PAGE

ITEM 9B.      OTHER INFORMATION.

         None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

         Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

         Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.        EXECUTIVE COMPENSATION.

         The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

NEXT PAGE

         The following table sets forth information as of December 31, 2004 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	646,814	$19.167	877,735(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	646,814	$19.167	877,735(1)

_________________________
(1)	Under the Company's 2003 Stock Option and Incentive Plan, up to all remaining shares could be issued to plan participants as restricted stock.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as Part of This Report

	(1)	Financial Statements

The Consolidated Financial Statements and Independent Accountants' Report are included in Item 8.

	(2)	Financial Statement Schedules

Inapplicable.

	(3)	List of Exhibits

Exhibits incorporated by reference below are incorporated by reference pursuant to Rule 12b-32.

NEXT PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

(i) The Registrant's Charter previously filed with the Commission as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(ii) The Registrant's Bylaws, previously filed with the Commission (File no. 000-18082) as Appendix E to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2004, is incorporated herein by reference as Exhibit 3.2.

(4)	Instruments defining the rights of security holders, including indentures

The Company hereby agrees to furnish the SEC upon request, copies of the instruments defining the rights of the holders of each issue of the Registrant's long-term debt.

(9)	Voting trust agreement

Inapplicable.

(10)	Material contracts

The Registrant's 1989 Stock Option and Incentive Plan previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, is incorporated herein by reference as Exhibit 10.1.

The Registrant's 1997 Stock Option and Incentive Plan previously filed with the Commission (File no. 000-18082) as Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 18, 1997, for the fiscal, is incorporated herein by reference as Exhibit 10.2.

The Registrant's 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.3.

The employment agreement dated September 18, 2002 between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated herein by reference as Exhibit 10.4.

The employment agreement dated September 18, 2002 between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated herein by reference as Exhibit 10.5.

The form of incentive stock option agreement under the Registrant's 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.

The form of non-qualified stock option agreement under the Registrant's 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.7.

A description of the salary and bonus arrangements for the Registrant's named executive officers for 2005 is attached as Exhibit 10.8.

A description of the current fee arrangements for the Registrant's directors is attached as Exhibit 10.9.

NEXT PAGE

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

The Registrant's Code of Business Conduct and Ethics previously filed with the Commission (File no. 000-18082) as Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference as Exhibit 14.

(16)	Letter re change in certifying accountant

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(21)	Subsidiaries of the registrant

A listing of the Registrant's subsidiaries is attached hereto as Exhibit 21.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

The consent of BKD, LLP to the incorporation by reference into the Form S-8s previously filed with the Commission (File nos. 33-55832, 333-104930 and 333-106190) of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(99)	Additional Exhibits

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 15, 2005	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director (Duly Authorized Representative)

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ William V. Turner William V. Turner	Chairman of the Board	March 15, 2005

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

/s/ William E. Barclay William E. Barclay	Director	March 15, 2005

/s/ Larry D. Frazier Larry D. Frazier	Director	March 15, 2005

NEXT PAGE

Signature	Capacity in Which Signed	Date

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 15, 2005

/s/ Julie T. Brown Julie T. Brown	Director	March 15, 2005

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 15, 2005

NEXT PAGE

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
10.8	Description of Salary and Bonus Arrangements for Named Executive Officers for 2005
10.9	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act

NEXT PAGE