Form 10-K/A
period 2003-12-31
GREAT SOUTHERN BANCORP INC
filed 2005-04-07
CIK 854560

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

NEXT PAGE

NEXT PAGE

EXPLANATORY NOTE

         This amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 is being filed in response to comments issued by the Staff of the SEC as part of its normal review process. Various changes throughout the document have been made in response to these comments. No changes have been made to the Registrant's balance sheet or income statement as a result of these comments; however, additional detailed information has been provided in certain notes to the consolidated financial statements.

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

         Great Southern may also purchase whole loans and participation interests in loans (generally without recourse, except in cases of breach of representation, warranty or covenant) from private investors, such as other banks, thrift institutions and life insurance companies (originators). The purchase transaction is governed by a participation agreement entered into by the originator and participant (Great Southern) containing guidelines as to ownership, control and servicing rights, among others. The originator may retain all rights with respect to enforcement, collection and administration of the loan. This may limit Great Southern's ability to control its credit risk when it purchases participations in these loans. For instance, the terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

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

NEXT PAGE

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

         Great Southern also sells guaranteed student loans to the MOHELA. These loans are sold for cash in amounts equal to the unpaid principal amount of the loans and a premium based on average borrower indebtedness. Great Southern does not underwrite these loans. Students work with their respective colleges' or universities' financial aid offices to secure these loans directly from MOHELA, with all underwriting performed by MOHELA and the financial aid offices. Periodically, MOHELA sells loans to financial institutions such as Great Southern for a short time. Great Southern then holds the loans for a short period and sells the loans back to MOHELA. This is all done without recourse unless the Bank engaged in some action that would constitute gross misconduct.

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

NEXT PAGE

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

         Senior management reviews theses conditions monthly in discussions with our senior credit officers. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the unallocated allowance associated with our populations of mortgage, consumer, commercial and construction loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

NEXT PAGE

         The amounts actually observed in respect to these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowances in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio, as of the evaluation date, are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolios on a monthly basis, we can adjust specific and inherent loss estimates based upon more current information.

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

         Allowances for estimated losses on foreclosed assets (real estate and other assets acquired through foreclosure) are charged to expense, when in the opinion of management, any significant and permanent decline in the market value of the underlying asset reduces the market values to less than the carrying value of the asset. Senior management assesses the market value of each foreclosed asset individually.

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

	December 31,
	2003		2002		2001		2000		1999
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)

One- to four-family residential and construction	$ 1,485	20.5%	$ 1,449	22.4%	$ 1,388	23.2%	$ 1,164	28.5%	$ 798	30.1%
Other residential and construction	2,092	11.1	168	10.6	432	11.4	1,858	11.0	2,246	10.3
Commercial real estate	8,986	36.1	15,472	37.4	15,030	34.0	8,851	34.3	7,665	30.5
Commercial construction	4,875	14.7	953	10.7	1,452	12.3	3,215	7.7	3,427	7.8
Other commercial	1,625	7.5	740	8.4	692	9.4	1,370	8.9	1,590	12.2
Consumer and overdrafts	1,781	10.1	2,506	10.5	2,334	9.7	2,236	9.6	1,567	9.1
Total	$20,844	100.0%	$21,288	100.0%	$21,328	100.0%	$18,694	100.0%	$17,293	100.0%

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

NEXT PAGE

         Additional discussion of the allowance for loan losses is included in the Company's 2003 Form 10-K under the section titled "Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of significant individual credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed materially.

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

         In 2003, Great Southern was able to generate increased net interest income by attracting deposit accounts from our retail branch network, correspondent banking and corporate services customers, and various local universities, hospitals and municipalities. The Company then utilized these funding sources to meet loan demand from existing and new customers. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or the ability to fund loan growth through other funding sources is very important to our success. There is a high level of competition for deposits in our markets. We have been successful in attracting a large dollar volume of those deposits in 2003. While it is our goal to continue to aggressively gain deposit market share in our branch footprint, we cannot be assured of this in future periods.

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

         On the opposite side of the net interest income equation, we have been able to generate adequate loan growth to utilize our funding increases and thereby generate additional net interest income. As loan demand is affected by a variety of factors, including general economic conditions, we cannot be assured that our loan growth will continue at its current pace. If economic conditions improve in future periods, we believe that we are well positioned to maintain current and capture additional loan market share in our Southwest Missouri market as well as our loan production markets of Kansas City and Northwest Arkansas. We expect that the majority of our loan portfolio growth will continue to be in the commercial real estate and residential and commercial construction categories.

NEXT PAGE

         Finally, our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. Additionally, a large portion of our deposits and borrowings have interest rates which may adjust with changes in market interest rates due to the maturities of deposits and borrowings and interest rate swaps which create variable rates of interest on a portion of our liabilities. We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk"). While we currently believe that either increases or decreases in market interest rates will not significantly adversely impact our net interest income, circumstances could change which may alter that outlook.

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

         In 2003, non-interest income increased primarily due to increases in service charges and overdraft fees. Also, net gains on loan sales were significantly higher in 2003 than in 2002. We expect that the gains on loan sales will decline significantly in 2004, as there is likely to be higher market interest rates in 2004 which will reduce home loan refinancing activity. Fees from service charges and overdrafts should continue to increase somewhat as we add more checking account customers.

         In 2003, operating expenses increased primarily in the categories of salaries and benefits, occupancy expense and expense on foreclosed assets. We anticipate that increases will occur again in 2004 with regard to employee costs and occupancy expenses as we continue to add new branches in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In 2003, Great Southern had a couple of unusually large and complex foreclosed assets which caused abnormally high operating costs and additional write-downs due to declining asset valuations. While there is always the risk that similar situations may occur in the future, management does not currently anticipate additional foreclosed asset losses of this magnitude.

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

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

          During the year ended December 31, 2003, the Company increased total assets by $138 million to $1.54 billion. Net loans increased by $98 million. The main loan areas experiencing increases were commercial real estate, commercial construction, multi-family residential and consumer. One- to four-family mortgage loans decreased during 2003. Commercial real estate and construction loans have long been a focus of Great Southern's lending operations. Loan demand for these types of loans in the Southwest Missouri market increased in the latter half of 2003, as interest rates remained historically low. In addition, in 2003, Great Southern established two loan production offices in Kansas City and Northwest Arkansas. New loans generated by these offices totaled approximately $70 million, and were primarily commercial real estate and construction loans. Increases in deposits were the primary source utilized to fund this loan growth. The Company expects that it will continue to generate new loans, primarily commercial real estate and construction, in all of these markets. Total investment securities increased by $25 million, which was primarily an increase in available-for-sale United States government agency debt securities and securities issued by states and political subdivisions, partially offset by a decrease in United States government agency mortgage-backed securities. These securities were primarily purchased to secure repurchase agreements with customers and for pledging to public fund deposits which increased during 2003. The Company will continue to add investment securities as needed for collateral and pledging purposes. Cash and cash equivalents increased $19 million primarily due to higher balances of vault cash and interest-bearing deposits and larger cash letter settlements at December 31, 2003. Prepaid expenses and other assets decreased $9 million, primarily as a result of recording the change in mark-to-market value of the Company's interest rate swaps. Based upon the terms of these swap agreements, in accordance with generally accepted accounting principles, the Company records changes in the market value of its interest rate swaps in the category "other assets," with a corresponding increase or decrease to the liability being hedged. Foreclosed assets increased $5 million primarily due to the addition of one significant real estate asset that was foreclosed in 2003.

NEXT PAGE

          Total liabilities increased $123 million from December 31, 2002 to December 31, 2003, to $1.42 billion. Deposits increased $115 million and short-term borrowings increased $10 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. Retail certificates of deposit decreased $18 million, to $342 million. Total brokered deposits were $329 million at December 31, 2003, down from $340 million at December 31, 2002. The weighted average cost of these brokered deposits was approximately 206 basis points higher than the retail certificate of deposit portfolio, excluding the effect of the Company's interest rate swaps on a portion of these brokered certificates of deposit. The interest rate swaps reduced the weighted average cost of the entire brokered certificate of deposit portfolio to a rate that is approximately 113 basis points lower than the retail certificate of deposit portfolio. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Interest-bearing checking balances accounted for $126 million of the increase in deposits. Non-interest-bearing checking balances increased $26 million. Checking and savings account balances totaled $465 million at December 31, 2003, up from $312 million at December 31, 2002. During 2003 and 2002, the Company became a correspondent bank for several local financial institutions, which led to a portion of the increase in checking account balances. At December 31, 2003, the Company had approximately 40 correspondent banking customers, primarily banks and credit unions in Southwest Missouri, with account balances totaling approximately $93 million. Great Southern offers coin and currency services and check clearing for a nominal fee. In return, these correspondent customers must maintain minimum balances with Great Southern in interest-bearing or non-interest-bearing accounts. In addition, during 2003, the Company obtained deposit accounts from several area universities, hospitals and municipalities in excess of $49 million at December 31, 2003.

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

NEXT PAGE

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

NEXT PAGE

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

NEXT PAGE

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

	December 31, 2003	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable:
One- to four-family residential	5.18%	$ 165,524	$ 9,297	5.62%	$ 178,072	$11,719	6.58%	$ 208,060	$16,854	8.18%
Other residential	6.32	89,360	6,122	6.85	85,528	6,395	7.24	87,125	7,292	8.37
Commercial real estate	5.40	415,529	23,144	5.57	359,789	21,139	5.88	331,450	26,142	7.89
Construction	5.59	176,679	10,778	5.83	172,433	10,469	6.40	129,564	10,598	7.83
Commercial business	5.51	92,041	5,370	6.10	95,842	6,131	6.07	87,546	6,857	8.18
Other loans	7.44	117,205	8,572	7.31	108,380	8,409	7.76	94,372	8,364	8.86
Total loans receivable	5.46	1,056,338	63,283	5.99	1,000,044	64,062	6.41	936,117	76,107	8.13
Investment securities and other interest- earning assets(1)	4.64	305,051	12,896	4.23	293,022	16,099	5.49	211,461	13,390	6.33

Total interest-earning assets	5.25	$1,361,389	76,179	5.59	$1,293,066	80,161	6.20	$1,147,578	89,497	7.80

Interest-bearing liabilities:
Interest-bearing demand	.92	$ 275,286	3,013	1.09	$ 187,171	2,277	1.22	$ 144,374	2,443	1.69
Savings	1.53	923	12	1.30	1,005	17	1.69	5,358	125	2.33
Time deposits	1.77	676,647	13,557	2.00	704,523	19,950	2.83	593,265	29,837	5.03
Total deposits	1.49	952,856	16,582	1.74	892,699	22,244	2.49	742,997	32,405	4.36
Short-term borrowings	.96	51,442	588	1.14	33,380	523	1.57	66,833	2,017	3.02
FHLB advances and trust preferred debentures	2.60	207,951	5,994	2.88	236,521	5,570	3.20	226,291	11,485	5.08

Total interest-bearing liabilities	1.65	$1,212,249	23,164	1.91	$1,162,600	30,337	2.61	$1,036,121	45,907	4.43

Net interest income:
Interest rate spread	3.60%		$53,015	3.68%		$49,824	3.59%		$43,590	3.37%
Net interest margin*				3.89%			3.85%			3.80%

Average interest-earning assets to average interest-bearing liabilities		112.3%			111.2%			110.8%

_____________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $27,742,000, $21,342,000 and $16,679,000 for 2003, 2002 and 2001, respectively. Interest income on tax-exempt securities included in this table was $1,689,000, $1,625,000 and $1,137,000 for 2003, 2002 and 2001, respectively. Interest income net of disallowed interest expense related to tax-exempt securities was $1,334,000, $1,161,000 and $551,000 for 2003, 2002 and 2001, respectively.

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

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total

Deposits without a stated maturity	$464,617	$ ---	$ ---	$ 464,617
Time and brokered certificates of deposit	298,774	121,759	250,497	671,030
Federal Home Loan Bank advances	32,749	86,227	85,811	204,787
Short-term borrowings	53,534	---	---	53,534
Trust preferred securities	---	---	17,250	17,250
Dividends declared, not paid	1,369	---	---	1,369
Operating leases	551	1,267	700	2,518
	851,594	209,253	354,258	1,415,105
Interest rate swap fair value adjustment	2,793	---	---	2,793
	$854,387	$209,253	$354,258	$1,417,898

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

         Dividends. During the year ended December 31, 2003, the Company declared dividends of $0.71 per share (21.3% of net income) and paid dividends of $0.66 per share (19.8% of net income), compared to dividends declared of $0.70 per share (20.8% of net income) and paid of $0.55 per share (16.3% of net income) during the year ended December 31, 2002. The Board of Directors meets regularly to consider the level and the timing of dividend payments. At December 31, 2003, dividends declared but unpaid totaled $1,369,000. This dividend was paid to shareholders on January 15, 2004.

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

NEXT PAGE

         Great Southern's funds management policy adopted by the Board of Directors assesses interest rate risk primarily through the use of a net interest income simulation model. Great Southern's asset and liability committee determines the assumptions underlying the model. Great Southern's financial data is input into the model, along with the applicable assumptions. One significant area of assumptions relates to the repricing characteristics of certain assets and liabilities based on changes in market rates. For example, a large portion of the Company's loans reprice immediately with changes in the "prime" rate of interest, as determined by Great Southern and other national and regional banks. Other loans reprice annually based on changes in the U. S. Treasury or LIBOR rates. Other assets may have similar unique repricing characteristics. Likewise, the interest rates paid on deposits and other borrowings are affected by changes in market rates. For example, deposit rates may change as a result of changing market rates in national or local markets. The Federal Reserve Board may elect to increase "federal funds" by 50 basis points. That would have the effect of increasing the interest rate on "prime-rate" based loans by 50 basis points. However, based on market conditions and competition, Great Southern may increase its interest rates paid on certain types of deposit accounts by an amount more or less than 50 basis points. Great Southern uses interest rate swaps to convert fixed rate certificates of deposit into variable rate liabilities. These interest rate swaps generally adjust quarterly and are based on quoted three-month LIBOR rates. Other liabilities may have similar unique repricing characteristics. Assumptions regarding all of these factors are incorporated into Great Southern's net interest income simulation model. As of December 31, 2003, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity position that is nearly neutral. The interest rate sensitivity position achieves all funds management policy guidelines at December 31, 2003.

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

NEXT PAGE

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

NEXT PAGE

         Maturities

	December 31,							2003 Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$7,120	---	---	---	---	---	$7,120	$7,120
Weighted average rate	.77%	---	---	---	---	---	.77%
Available-for-sale equity securities	$12	---	---	---	---	$10,604	$10,616	$10,616
Weighted average rate	12.79%	---	---	---	---	3.74%	3.75%
Available-for-sale debt securities	---	$265	---	---	---	$248,719	$248,984	$248,984
Weighted average rate	---	9.01%	---	---	---	4.41%	4.42%
Held-to-maturity securities	---	---	---	---	$223	$53,721	$53,944	$56,558
Weighted average rate	---	---	---	---	8.98%	8.26%	8.27%
Adjustable rate loans	$180,269	$81,202	$93,939	$72,683	$56,884	$250,594	$735,571	$739,035
Weighted average rate	5.29%	5.22%	4.59%	5.42%	5.05%	4.88%	5.05%
Fixed rate loans	$125,749	$43,356	$50,288	$45,440	$47,227	$68,244	$380,304	$383,076
Weighted average rate	5.58%	7.76%	7.73%	8.60%	7.59%	8.05%	7.17%
Federal Home Loan Bank stock	---	---	---	---	---	$11,785	$11,785	$11,785
Weighted average rate	---	---	---	---	---	3.00%	3.00%
Total financial assets	$313,150	$124,823	$144,227	$118,123	$104,334	$643,667	$1,448,324

Financial Liabilities:
Savings deposits	$1,140	---	---	---	---	---	$1,140	$1,140
Weighted average rate	1.53%	---	---	---	---	---	1.53%
Time deposits	$298,774	$67,356	$22,336	$9,920	$22,147	$250,497	$671,030	$673,556
Weighted average rate	2.03%	2.48%	2.36%	2.87%	1.66%	1.19%	1.77%
Interest-bearing demand	$342,687	---	---	---	---	---	$342,687	$342,687
Weighted average rate	.92%	---	---	---	---	---	.92%
Non-interest-bearing demand	$120,790	---	---	---	---	---	$120,790	$120,790
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank and short-term borrowings	$86,282	$3,100	$26,318	$3,357	$53,453	$103,061	$275,571	$287,485
Weighted average rate	1.16%	6.62%	1.32%	7.14%	1.33%	3.65%	2.28%
Total financial liabilities	$849,673	$70,456	$48,654	$13,277	$75,600	$353,558	$1,411,218

NEXT PAGE

         Repricing

	December 31,							2003 Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$7,120	---	---	---	---	---	$7,120	$7,120
Weighted average rate	.77%	---	---	---	---	---	.77%
Available-for-sale equity securities	$7,771	---	$2,441	---	$404	---	$10,616	$10,616
Weighted average rate	2.41%	---	5.70%	---	6.44%	---	3.75%
Available-for-sale debt securities	$163,753	$1,684	$2,779	$2,593	$2,111	$76,064	$248,984	$248,984
Weighted average rate	4.05%	10.41%	9.04%	8.52%	5.73%	4.72%	4.42%
Held-to-maturity securities	$14,970	---	---	$6,413	$1,323	$31,238	$53,944	$56,558
Weighted average rate	5.35%	---	---	7.58%	7.13%	9.86%	8.27%
Adjustable rate loans	$719,063	$3,372	$5,496	$2,795	$3,885	$960	$735,571	$739,035
Weighted average rate	5.02%	7.25%	6.11%	6.41%	5.91%	5.23%	5.05%
Fixed rate loans	$125,749	$43,356	$50,288	$45,440	$47,227	$68,244	$380,304	$383,076
Weighted average rate	5.58%	7.76%	7.73%	8.60%	7.59%	8.05%	7.17%
Federal Home Loan Bank stock	$11,785	---	---	---	---	---	$11,785	$11,785
Weighted average rate	3.00%	---	---	---	---	---	3.00%
Total financial assets	$1,050,211	$48,412	$61,004	$57,241	$54,950	$176,506	$1,448,324

Financial Liabilities:
Savings deposits	$1,140	---	---	---	---	---	$1,140	$1,140
Weighted average rate	1.53%	---	---	---	---	---	1.53%
Time deposits	$559,991	$67,356	$22,336	$9,920	$7,147	$4,280	$671,030	$673,556
Weighted average rate	1.60%	2.48%	2.36%	2.87%	2.80%	5.16%	1.77%
Interest-bearing demand	$342,687	---	---	---	---	---	$342,687	$342,687
Weighted average rate	.92%	---	---	---	---	---	.92%
Non-interest-bearing demand	$120,790	---	---	---	---	---	$120,790	$120,790
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank and short-term borrowings	$255,711	$3,100	$1,318	$3,357	$3,452	$8,633	$275,571	$287,485
Weighted average rate	1.95%	6.62%	6.73%	7.14%	6.28%	6.14%	2.28%
Total financial liabilities	$1,280,319	$70,456	$23,654	$13,277	$10,599	$12,913	$1,411,218
Periodic repricing GAP	$(230,108)	$(22,044)	$37,350	$43,964	$44,351	$163,593	$37,106
Cumulative repricing GAP	$(230,108)	$(252,152)	$(214,802)	$(170,838)	$(126,487)	$37,106

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2003, nearly all of the interest-bearing deposits were uninsured. Of this total, $6,343,000 was held at the FHLBank of Des Moines.

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

Letters of Credit

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Fees for letters of credit issued after December 31, 2002, are initially recorded by the Bank as deferred revenue and are included in earnings at the termination of the respective agreements. Should the Bank be obligated to perform under the standby letters of credit, the Bank may seek recourse from the customer for reimbursement of amounts paid.

The Company had total outstanding standby letters of credit amounting to approximately $16,009,000 and $15,711,000, at December 31, 2003 and 2002, respectively, with $9,398,000 and $8,282,000, respectively, of the letters of credit having terms up to five years. The remaining $6,611,000 and $7,429,000 at December 31, 2003 and 2002, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

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

NEXT PAGE

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

PENSION PLAN TABLE

Average Annual	Years of Service
Covered Compensation	10	20	30	40

$ 50,000	$10,000	$ 20,000	$ 30,000	$ 40,000
100,000	20,000	40,000	60,000	80,000
150,000	30,000	60,000	90,000	120,000
200,000	40,000	80,000	120,000	160,000 (1)
250,000	50,000	100,000	150,000	160,000(1)
300,000	60,000	120,000	160,000(1)	160,000(1)
350,000	70,000	140,000	160,000(1)	160,000(1)
400,000	80,000	160,000 (1)	160,000(1)	160,000(1)
450,000	90,000	160,000(1)	160,000(1)	160,000(1)
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

GREAT SOUTHERN BANCORP, INC.
Date: April 6, 2005	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director (Duly Authorized Representative)

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2005

/s/ William V. Turner William V. Turner	Chairman of the Board	April 6, 2005

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 6, 2005

/s/ William E. Barclay William E. Barclay	Director	April 6, 2005

/s/ Larry D. Frazier Larry D. Frazier	Director	April 6, 2005

/s/ Thomas J. Carlson Thomas J. Carlson	Director	April 6, 2005

/s/ Julie T. Brown Julie T. Brown	Director	April 6, 2005

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	April 6, 2005

NEXT PAGE

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

10.2	Employment Agreement of William V. Turner
10.4	Employment Agreement of Joseph W. Turner
12	Statement of Ratio of Earnings to Fixed Charges
14	Code of Ethics
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a)
32	Section 1350 Certifications

NEXT PAGE