Form 10-K/A
period 2004-12-31
GREAT SOUTHERN BANCORP INC
filed 2005-04-27
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

NEXT PAGE

EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Great Southern Bancorp, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing") is being filed to amend Item 9A to include Management's Report on Internal Control Over Financial Reporting and the related report of the Company's independent registered public accounting firm. In addition, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the consent of the Company's independent registered public accounting firm, filed as exhibits to the Original Filing, have been re-executed and re-filed in this Form10-K/A.

         This Amendment No. 1 on Form 10-K/A is filed pursuant to Securities and Exchange Commission ("SEC") Release No. 34-50754, which provides up to 45 additional days beyond the due date of the Original Filing for the filing of the internal control reports.

ITEM 9A.      CONTROLS AND PROCEDURES.

         An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of December 31, 2004, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

         There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

NEXT PAGE

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of Great Southern Bancorp, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by BKD, LLP, an independent registered public accounting firm. As stated in their attestation report, they express an unqualified opinion on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. See "Report of Independent Registered Public Accounting Firm."

/s/ Joseph W. Turner President and Chief Executive Officer	/s/ Rex A. Copeland Treasurer

NEXT PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited management's assessment, included in the accompanying management's report, that Great Southern Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

NEXT PAGE

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.

In our opinion, management's assessment that Great Southern Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated February 4, 2005, expressed an unqualified opinion thereon.

/s/ BKD, LLP

April 20, 2005
Springfield, Missouri

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: April 27, 2005	By:	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Duly Authorized Representative)

NEXT PAGE

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

END