Form 10-Q
period 2005-03-31
GREAT SOUTHERN BANCORP INC
filed 2005-05-10
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Yes /X/            No / /

         The number of shares outstanding of each of the registrant's classes of common stock: 13,696,665 shares of common stock, par value $.01, outstanding at May 10, 2005.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash	$ 81,887	$ 91,847
Interest-bearing deposits in other financial institutions	4,503	1,364
Cash and cash equivalents	86,390	93,211
Available-for-sale securities	400,062	355,104
Held-to-maturity securities (fair value $54,513 - March 2005; $49,457 - December 2004)	54,271	48,610
Mortgage loans held for sale	1,774	671
Loans receivable, net of allowance for loan losses of $24,017 - March 2005; $23,489 - December 2004	1,306,394	1,286,772
Interest receivable	9,194	8,056
Prepaid expenses and other assets	7,716	7,889
Foreclosed assets held for sale, net	1,775	2,035
Premises and equipment, net	24,112	23,353
Investment in Federal Home Loan Bank stock	10,775	14,438
Refundable income tax	--	504
Deferred income taxes	6,936	5,036
Total Assets	$ 1,909,399	$ 1,845,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,381,874	$ 1,294,838
Federal Home Loan Bank advances	186,164	231,486
Short-term borrowings	158,897	151,591
Subordinated debentures issued to capital trust	18,288	18,548
Accrued interest payable	2,640	2,195
Advances from borrowers for taxes and insurance	551	272
Accounts payable and accrued expenses	18,553	7,562
Income taxes payable	364	--
Total Liabilities	1,767,331	1,706,492
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2005 - 13,711,427 shares; December 2004 - 13,698,508 shares	137	137
Additional paid-in capital	17,776	17,816
Retained earnings	126,954	122,120
Accumulated other comprehensive income (loss)	(2,799)	(886)
Total Stockholders' Equity	142,068	139,187
Total Liabilities and Stockholders' Equity	$ 1,909,399	$ 1,845,679

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	March 31,
	2005	2004
	(Unaudited)
INTEREST INCOME
Loans	$ 20,204	$ 16,365
Investment securities and other	4,797	3,487
TOTAL INTEREST INCOME	25,001	19,852
INTEREST EXPENSE
Deposits	6,824	4,073
Federal Home Loan Bank advances	1,756	1,231
Short-term borrowings	1,081	202
Subordinated debentures issued to capital trust	210	139
TOTAL INTEREST EXPENSE	9,871	5,645
NET INTEREST INCOME	15,130	14,207
PROVISION FOR LOAN LOSSES	900	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,230	13,007
NONINTEREST INCOME
Commissions	2,245	1,933
Service charges and ATM fees	2,992	2,836
Net gains on loan sales	175	265
Net realized losses on sales of available-for-sale securities	(20)	(8)
Net gain (loss) on sale of fixed assets	(12)	9
Other income	478	506
TOTAL NONINTEREST INCOME	5,858	5,541
NONINTEREST EXPENSE
Salaries and employee benefits	6,149	5,128
Net occupancy and equipment expense	1,643	1,657
Postage	458	431
Insurance	224	172
Advertising and public relations	256	195
Office supplies and printing	210	197
Telephone	264	214
Legal, audit and other professional fees	334	374
Expense on foreclosed assets	149	167
Other operating expenses	875	772
TOTAL NONINTEREST EXPENSE	10,562	9,307
INCOME BEFORE INCOME TAXES	9,526	9,241
PROVISION FOR INCOME TAXES	3,048	3,050
NET INCOME	$ 6,478	$ 6,191
BASIC EARNINGS PER COMMON SHARE	$.47	$.45
DILUTED EARNINGS PER COMMON SHARE	$.46	$.45
DIVIDENDS DECLARED PER COMMON SHARE	$.12	$.10
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 6,478	$ 6,191
Proceeds from sales of loans held for sale	9,596	10,947
Originations of loans held for sale	(6,802)	(9,939)
Items not requiring (providing) cash:
Depreciation	685	643
Amortization	91	48
Provision for loan losses	900	1,200
Net gains on loan sales	(175)	(265)
Net realized losses on sale of available-for-sale securities	20	8
(Gains) losses on sale of premises and equipment	12	(9)
Gain on sale of foreclosed assets	(13)	(10)
Amortization of deferred income, premiums and discounts	48	37
Deferred income taxes	(868)	(447)
Changes in:
Interest receivable	(1,138)	(43)
Prepaid expenses and other assets	(178)	(868)
Accounts payable and accrued expenses	5,893	802
Income taxes refundable/payable	868	3,490
Net cash provided by operating activities	15,417	11,785
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(25,851)	(36,556)
Purchase of loans	(2,090)	(6,636)
Proceeds from sale of student loans	3,311	5,507
Purchase of premises and equipment	(1,515)	(2,036)
Proceeds from sale of premises and equipment	59	252
Proceeds from sale of foreclosed assets	1,045	7,129
Capitalized costs on foreclosed assets	--	(170)
Proceeds from maturing held-to-maturity securities	11,668	7,840
Proceeds from called investment securities	--	25,000
Principal reductions on mortgage-backed securities	17,847	12,691
Purchase of held-to-maturity securities	(17,324)	--
Proceeds from sale of available-for-sale securities	24,054	24,748
Purchase of available-for-sale securities	(90,263)	(77,084)
Redemption of Federal Home Loan Bank stock	3,663	3,113
Net cash used in investing activities	(75,396)	(36,202)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	46,001	9,761
Net increase in checking and savings deposits	46,577	56,423
Proceeds from Federal Home Loan Bank advances	1,282,000	--
Repayments of Federal Home Loan Bank advances	(1,327,322)	(55,308)
Net increase in short-term borrowings	7,306	30,100
Advances from borrowers for taxes and insurance	279	270
Purchase of treasury stock	(217)	(303)
Dividends paid	(1,644)	(1,371)
Stock options exercised	178	194
Net cash provided by financing activities	53,158	39,766
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,821)	15,349
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,211	74,814
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 86,390	$ 90,163
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2004, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and Amendment for 2004 filed with the Securities and Exchange Commission.

NOTE 2: OPERATING SEGMENTS

         The Company's banking operation is its only reportable segment. The banking operation is principally engaged in the business of originating residential and commercial real estate loans, construction loans, commercial business loans and consumer loans and funding these loans through deposits attracted from the general public and correspondent account relationships, originating brokered deposits and borrowings from the Federal Home Loan Bank ("FHLBank") and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

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

         For the three months ended March 31, 2005, the travel, insurance and investment divisions reported gross revenues of $1.4 million, $373,000 and $548,000, respectively, and net income of $191,000, $48,000 and $16,000, respectively. For the three months ended March 31, 2004, the travel, insurance and investment divisions reported gross revenues of $1.1 million, $353,000 and $538,000, respectively, and net income of $74,000, $49,000 and $12,000, respectively.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$ 6,478	$ 6,191
Unrealized holding gains (losses), net of income taxes	(1,926)	1,087
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	(13)	(3)
	(1,913)	1,090
Comprehensive income	$ 4,565	$ 7,281

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

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

NEXT PAGE

         In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions - in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized expense for stock option plans in the Consolidated Financial Statements (see Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Company's accounting for stock-based compensation). Recently the SEC delayed the required implementation date of SFAS 123(R) for public entities. Implementation of SFAS 123(R) is now required for the Company beginning in the interim period ending March 31, 2006. The Company is currently analyzing this new pronouncement to determine the impact on its financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company's stock options. Note 5 of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123.

         In a related matter to SFAS 123(R), the Securities and Exchange Commission recently issued Staff Accounting Bulletin No. 107, Share-Based Payments (SAB 107), to give public companies guidance in applying the provisions of SFAS 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC's views regarding the valuation of share-based payment arrangements for public companies.

NOTE 5: STOCK OPTION PLAN

         The Company has a stock-based employee compensation plan, which is described more fully in the Company's December 31, 2004 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

NEXT PAGE

Three Months Ended March 31,
	2005	2004
(In thousands, except per share amounts)
Net income, as reported	$ 6,478	$ 6,191
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(144)	(121)
Pro forma net income	$ 6,334	$ 6,070
Earnings per share
Basic - as reported	$ .47	$ .45
Basic - pro forma	$ .46	$ .44
Diluted - as reported	$ .46	$ .45
Diluted - pro forma	$ .45	$ .44

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

NEXT PAGE

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

         The Company believes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among other, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

NEXT PAGE

         Additional discussion of the allowance for loan losses is included in the Company's 2004 Annual Report on Form 10-K and Amendment under the section titled "Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed materially.

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

         In the quarter ended March 31, 2005, Great Southern's total loans increased $20 million, or 2%. Historically, the first quarter of the calendar year has not seen high levels of loan growth. However, in the past several years, full year loan growth has far exceeded the first quarter increases. We currently expect that 2005 will follow this trend and that loan growth will accelerate in the second and third quarters of 2005, generating additional net interest income. However, as loan demand is affected by a variety of factors, including general economic conditions, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions continue to improve in future periods, we believe that we are well positioned to capture loan market share in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the commercial real estate and residential and commercial construction categories. In the three months ended March 31, 2005, commercial real estate loan balances decreased $23 million due to the repayment in total of several loans, and construction loan balances increased $31 million.

         In the quarter ended March 31, 2005, the Company attracted deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilized these deposit funds to meet loan demand and reduce outstanding FHLBank advance balances. In the three months ended March 31, 2005, total deposit balances increased $87 million. Of this total increase, brokered certificate balances increased $44 million and customer checking accounts increased $46 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or the ability to fund loan growth through other funding sources is very important to our success. There is a high level of competition for deposits in our markets. We have been successful in attracting deposits in 2004 and the first quarter of 2005. While it is our goal to continue to aggressively gain deposit market share in our branch footprint, we cannot be assured of this in future periods.

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

         Finally, our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. We also have a large portion of our liabilities that will reprice with changes to the federal funds rate or the three-month LIBOR rate. We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk"). While we currently believe that neither increases or decreases in market interest rates will materially adversely impact our net interest income, circumstances could change which may alter that outlook.

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

         In the second half of 2004 and through the first quarter of 2005, the Board of Governors of the Federal Reserve System (the "FRB") began to increase short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, began to increase in conjunction with these increases by the FRB. By March 31, 2005, the FRB had raised the Federal Funds rates by 1.75% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition during this period, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets.

         The effect of these factors began to be seen in the fourth quarter of 2004 in the form of net interest margin compression. This margin compression continued and accelerated in the first quarter of 2005, with the net interest margin declining further. While our net interest margin overall was lower in the quarter ended March 31, 2005 compared to the year ended December 31, 2004, it was stable during each of the months of this quarter. Some of the reasons for this margin compression were discussed in the Company's 2004 Annual Report on Form 10-K and are recapped below.

NEXT PAGE

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

         Margin compression has also occurred in the Company's investment securities portfolio. The Company has added securities in the past two to three years to pledge as collateral to secure public funds deposits and customer reverse repurchase agreements. The interest rates paid to these customers has increased consistent with short-term market interest rate increases, while the overall yield on the investment portfolio has not increased as dramatically. In 2003 and the first half of 2004, the Company earned a greater spread on these securities due to the very low rate environment and the then-steeper interest rate yield curve. As borrowing costs have increased in the latter half of 2004 into 2005, the spread earned on these securities has decreased. The Company has also been repositioning its investment portfolio to shorten the time its securities will reprice, resulting in lower interest rate yields currently.

         In April 2005, our net interest margin was approximately 3.45%, again stable compared to the first three months of 2005. In a positive sign for increased net interest income, total loan balances increased over $35 million in the month of April.

         The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charges and ATM fees, commissions earned by our travel, insurance and investment divisions and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

NEXT PAGE

         In the three months ended March 31, 2005 compared to the three months ended March 31, 2004, non-interest income increased primarily due to increases in commission revenues earned by the Company's travel, insurance and investment divisions and increases in service charges and overdraft fees. This was partially offset by lower net gains on loan sales in 2005 compared to 2004. We expect that the gains on loan sales for the remainder of 2005 will be similar to those recorded in 2004 as market interest rates likely will be higher in 2005, which will continue to reduce home loan refinancing activity. Fees from service charges and overdrafts will likely remain fairly flat in 2005 compared to 2004 as we expect that retail checking account growth will slow in 2005. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which will not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain slightly above 2004 levels in 2005, assuming no substantial shocks occur in the financial markets or the travel industry. Most of the increase in commission revenue in the quarter ended March 31, 2005, was attributable to the travel division.

         In the three months ended March 31, 2005 compared to the three months ended March 31, 2004, operating expenses increased primarily in the category of salaries and benefits with smaller increases in some of the other expense categories such as postage, insurance, telephone and advertising and public relations. We anticipate that the remainder of 2005 will be fairly consistent with the expenses recorded in this quarter. Employee costs and occupancy expenses may increase as we continue to add new branches in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In 2005, we expect to construct three or fewer new branch locations. In addition, we have opened a loan production office in St. Louis to serve new and existing customers in that metropolitan area. We anticipate that lending opportunities will continue to increase in our existing loan production offices in Kansas City and Northwest Arkansas and we will increase staffing as needed in these offices to meet demand for commercial and residential loans.

         On May 5, 2005, the Bank entered into a definitive agreement, subject to regulatory approval, to purchase three existing bank branches from another banking institution in central Missouri. These branches are located near the Lake of the Ozarks in close proximity to Great Southern's current branches in Buffalo, Lebanon and Osage Beach. Under the terms of the agreement, Great Southern will acquire substantially all of the assets and assume substantially all of the liabilities associated with these branches in exchange for a cash payment of $1.9 million, subject to adjustment as set forth in the agreement. The cash payment will consist of an approximately $1.0 million premium to purchase approximately $35 million in deposits and approximately $900,000 for the acquisition of the real estate and fixed assets of the three branches. In addition, Great Southern is acquiring approximately $14 million in loans at the three branches at face value.

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

NEXT PAGE

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

         During the three months ended March 31, 2005, the Company increased total assets by $64 million to $1.91 billion. Net loans increased by $20 million. The main loan areas experiencing increases were commercial construction and commercial business loans. Multi-family residential, single-family residential and consumer loans were little changed in the three months. Commercial real estate loans decreased due to normal loan repayments and pay-offs of loans in excess of new loans originated in this category. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's three loan production offices. In addition, loan growth should continue as we deepen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities increased by $45 million, which was primarily an increase in mortgage-backed securities and an increase in tax-exempt securities issued by states and municipalities. These securities were purchased to collateralize public funds deposits and customer repurchase agreements. The Company expects to continue to add available-for-sale securities as its overall assets increase. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. As market interest rates are generally expected to increase in 2005, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. Cash and cash equivalents decreased $7 million primarily due to smaller cash letter settlements at March 31, 2005 compared to December 31, 2004.

         Total liabilities increased $61 million from December 31, 2004 to March 31, 2005, to $1.77 billion. Deposits increased $87 million and short-term borrowings increased $7 million. Partially offsetting these increases, FHLBank advances decreased $45 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in the form of repurchase agreements. Great Southern is then able to earn a spread on these funds similar to a normal deposit. FHLBank advances decreased from $231 million at December 31, 2004, to $186 million at March 31, 2005. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Retail certificates of deposit increased $2 million, to $336 million. Total brokered deposits were $501 million at March 31, 2005, up from $457 million at December 31, 2004. The weighted average interest rate of these brokered deposits was approximately 2.54% during the three months ended March 31, 2005. The weighted average interest rate of the retail certificate of deposit portfolio was approximately 2.72% during the three months ended March 31, 2005. Most of the brokered certificate portfolio has a maturity date in excess of five years from the date of issue, with the Company having the right to redeem the certificates semiannually after an initial period of usually one year or less. These brokered certificates generally have a longer maturity than the Company's retail certificates and therefore generally have a higher stated interest rate to the customer. However, this rate paid to the customer is not the effective rate paid by the Company, due to the Company's interest rate swaps. The effective cost to the Company is the variable interest rate paid by the Company to the interest rate swap counterparty. This rate generally approximates the three-month LIBOR rate. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Interest-bearing checking balances increased $47 million in the three months ended March 31, 2005. Checking account balances totaled $553 million at March 31, 2005, up from $507 million at December 31, 2004.

NEXT PAGE

         Stockholders' equity increased $2.9 million from $139.2 million at December 31, 2004 to $142.1 million at March 31, 2005. Net income for the three months ended March 31, 2005, was $6.5 million, partially offset by a decrease of $1.9 million in accumulated other comprehensive income, dividends declared of $1.6 million and net repurchases of the Company's common stock of $390,000. During the three months ended March 31, 2005, the Company repurchased 6,154 shares of its common stock at an average price of $35.33 per share and reissued 19,073 shares of treasury stock at an average price of $8.99 per share to cover stock option exercises.

         In the three months ended March 31, 2005, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Results of Operations and Comparison for the Three Months Ended March 31, 2005 and 2004

General

         The increase in earnings of $287,000, or 4.6%, during the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily due to an increase in net interest income of $923,000, or 6.5%, an increase in non-interest income of $317,000, or 5.7%, and a decrease in provision for loan losses of $300,000, or 25.0%, partially offset by an increase in non-interest expense of $1.3 million, or 13.5%.

Total Interest Income

         Total interest income increased $5.1 million, or 25.9%, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was due to a $3.8 million, or 23.5%, increase in interest income on loans and a $1.3 million, or 37.6%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances and higher average rates of interest.

NEXT PAGE

Interest Income - Loans

         During the three months ended March 31, 2005 compared to March 31, 2004, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $2.7 million as the result of higher average loan balances from $1.13 billion during the three months ended March 31, 2004 to $1.32 billion during the three months ended March 31, 2005. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending, commercial business lending and consumer lending. Through 2003 and a portion of 2004, the Bank's one- to four-family residential loan portfolio had decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market. Beginning in 2004 and into 2005, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank usually retains. In addition, loan refinancing slowed dramatically in 2004 and 2005 compared to previous years as market interest rates increased.

         Interest income increased $1.2 million as the result of higher average interest rates. The average yield on loans increased from 5.80% during the three months ended March 31, 2004, to 6.21% during the three months ended March 31, 2005. Loan rates were generally low in 2004, as a result of decreases in market rates of interest, primarily the "prime rate" of interest from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. As discussed previously, the Company has a portfolio of prime based loans which have interest rate floors. During 2004, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. By the first quarter of 2005, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended March 31, 2005, the average yield on loans was 6.21% versus an average prime rate for the period of 5.44%, or a difference of 77 basis points. In the three months ended March 31, 2004, the average yield on loans was 5.80% versus an average prime rate for the period of 4.00%, or a difference of 180 basis points.

Interest Income - Investments and Other Interest-earning Deposits

         Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the three months ended March 31, 2005, when compared to the three months ended March 31, 2004. Interest income increased $1.1 million as a result of an increase in average balances from $353 million during the three months ended March 31, 2004, to $458 million during the three months ended March 31, 2005. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income also increased $244,000 as a result of an increase in average interest rates from 3.97% during the three months ended March 31, 2004, to 4.25% during the three months ended March 31, 2005. In 2004, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield relative to the fixed-rate securities. As market interest rates are generally expected to increase further in 2005, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. In addition, the Company also increased its balance of tax-exempt securities issued by states and municipalities by approximately $34 million from March 31, 2004 to March 31, 2005. These securities generally have coupon yields which are comparable to the variable-rate mortgage-backed securities which the Company purchased; however, the tax-equivalent yield is higher.

NEXT PAGE

Total Interest Expense

         Total interest expense increased $4.2 million, or 74.9%, during the three months ended March 31, 2005, when compared with the three months ended March 31, 2004, primarily due to an increase in interest expense on deposits of $2.8 million, or 67.5%, an increase in interest expense on FHLBank advances of $525,000, or 42.6%, an increase in interest expense on short-term borrowings of $879,000, or 435%, and an increase in interest expense on subordinated debentures issued to capital trust of $71,000, or 51.1%.

Interest Expense - Deposits

         Interest on demand deposits increased $520,000 due to an increase in average rates from 1.16% during the three months ended March 31, 2004, to 1.73% during the three months ended March 31, 2005. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and first quarter of 2005. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the Federal Reserve Board ("FRB") started raising short-term interest rates. The Company continued to increase its checking balances in 2005 through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were little changed in the three months ended March 31, 2005 versus the three months ended March 31, 2004. However, average noninterest-bearing demand balances increased from $120 million in the three months ended March 31, 2004, to $153 million in the three months ended March 31, 2005.

         Interest expense on deposits increased $1.6 million as a result of an increase in average rates of interest on time deposits from 1.77% during the three months ended March 31, 2004, to 2.63% during the three months ended March 31, 2005. Interest expense on deposits also increased $595,000 due to an increase in average balances of time deposits from $684 million during the three months ended March 31, 2004, to $807 million during the three months ended March 31, 2005. Market rates of interest on new certificates began to increase in the latter half of 2004 and into 2005 as the FRB started raising short-term interest rates. In 2004 and 2005, the Company increased its balances of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

         Interest expense on FHLBank advances increased $261,000 due to an increase in average balances from $172 million during the three months ended March 31, 2004, to $206 million during the three months ended March 31, 2005. Interest expense on FHLBank advances increased $264,000 due to an increase in average interest rates from 2.88% in the three months ended March 31, 2004, to 3.46% in the three months ended March 31, 2005. The increase in FHLBank advances was used to fund a portion of the growth in the Company's interest-earning assets. Rates on advances increased as the Company employs advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

NEXT PAGE

         Interest expense on short-term borrowings increased $418,000 due to an increase in average balances from $75 million during the three months ended March 31, 2004, to $170 million during the three months ended March 31, 2005. In addition, average rates on short-term borrowings increased from 1.08% in the three months ended March 31, 2004, to 2.57% in the three months ended March 31, 2005, resulting in increased interest expense of $461,000. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in the form of repurchase agreements. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and the first quarter of 2005. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase in 2005 as the FRB has been raising short-term interest rates.

         Interest expense on subordinated debentures issued to capital trust increased slightly due to increases in average rates from 3.02% in the three months ended March 31, 2004, to 4.59% in the three months ended March 31, 2005. The average rate on these subordinated debentures is likely to continue to increase in 2005 as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. LIBOR rates are expected to be higher in 2005 than in 2004.

Net Interest Income

         The Company's overall average interest rate spread decreased 48 basis points, or 13.2%, from 3.65% during the three months ended March 31, 2004, to 3.17% during the three months ended March 31, 2005. The decrease was due to an 81 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 33 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 39 basis points, or 10.2%, from 3.84% during the three months ended March 31, 2004, to 3.45% during the three months ended March 31, 2005. In comparing the two periods, the yield on loans increased 41 basis points while the yield on investment securities and other interest-earning assets increased 28 basis points. The rate paid on deposits increased 79 basis points, the rate paid on FHLBank advances increased 58 basis points, the rate paid on short-term borrowings increased 149 basis points, and the rate paid on subordinated debentures issued to capital trust increased 157 basis points.

         The prime rate of interest averaged 4.00% during the three months ended March 31, 2004, compared to an average of 5.44% during the three months ended March 31, 2005. During the first half of 2004, the prime rate of interest was 4.00%. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stands at 5.75% at March 31, 2005. A large percentage of the Bank's loans are tied to prime, which should result in increased loan yields in 2005.

NEXT PAGE

         Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly higher in the 2005 period compared to the 2004 period. Interest costs on these liabilities began to increase in the latter half of 2004 as a result of rising short-term market interest rates, primarily increases by the FRB. These interest costs are likely to continue to increase in 2005. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

         The provision for loan losses decreased $300,000 from $1.2 million during the three months ended March 31, 2004 to $900,000 during the three months ended March 31, 2005. The allowance for loan losses increased $528,000, or 2.2%, to $24.0 million at March 31, 2005 compared to $23.5 million at December 31, 2004. Net charge-offs were $372,000 in the three months ended March 31, 2005 versus $715,000 in the three months ended March 31, 2004.

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

         The Bank's allowance for loan losses as a percentage of total loans was 1.80% and 1.79% at March 31, 2005 and December 31, 2004, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

         Non-performing assets increased $3.1 million, or 48.0%, from $6.5 million at December 31, 2004, to $9.6 million at March 31, 2005. Non-performing loans increased $3.4 million, or 75.6%, from $4.5 million at December 31, 2004, to $7.9 million at March 31, 2005, and foreclosed assets decreased $260,000, or 12.8%, from $2.0 million at December 31, 2004, to $1.8 million at March 31, 2005. As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. At March 31, 2005 and December 31, 2004, non-performing assets were at relatively low levels.

         Non-performing Loans. Non-performing loans increased primarily as a result of the addition of four unrelated loan relationships to the non-performing category. The first relationship totals $886,000 and is secured primarily by an office building in the Branson, Missouri, area. This loan is part of a larger relationship, which at December 31, 2004, totaled $8.8 million and was included in the Potential Problem Loans category. The second relationship totals $920,000 and is secured primarily by several single-family houses that are completed or under construction in Northwest Arkansas. This relationship totaled $1.9 million at December 31, 2004, and was included in Potential Problem Loans at that time. The relationship has been reduced by approximately $1.0 million since December 31, 2004, through the sale of some of the houses that have been completed. The third relationship totals $748,000 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area. The fourth relationship totals $1.0 million and is secured primarily by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri.

NEXT PAGE

         Two unrelated credit relationships, totaling $621,000 and $503,000, respectively, were included in non-performing loan totals at December 31, 2004, and remain non-performing loans at March 31, 2005. The $621,000 relationship is secured by a commercial retail shopping center near Branson, Missouri. The $503,000 relationship is secured primarily by a dinner theater in Branson, Missouri, as well as additional real estate collateral and business assets. At March 31, 2005, these six significant relationships described above accounted for $4.7 million of the non-performing total. Commercial loans comprise $6.1 million, or 78%, of the total $7.9 million non-performing loans at March 31, 2005.

         Foreclosed Assets. Of the total $1.8 million of foreclosed assets at March 31, 2005, foreclosed real estate totaled $1.1 million and repossessed automobiles totaled $642,000. Of the total real estate assets, one relationship accounted for $511,000. This relationship involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This foreclosed asset is currently being marketed for sale.

         Potential Problem Loans and Held-to-Maturity Securities. Potential problem loans and held-to-maturity securities decreased $5.5 million during the three months ended March 31, 2005 from $23.6 million at December 31, 2004 to $18.1 million at March 31, 2005. Potential problem loans and held-to-maturity securities are loans and securities which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans and securities are not reflected in the non-performing assets. During the three months ended March 31, 2005, potential problem loans experienced decreases primarily due to the transfer to the non-performing loan category portions of two unrelated loan relationships and the removal of one relationship from potential problem loan status due to loan balance reductions and improvements to the credit relationship. At March 31, 2005, three large unrelated relationships make up the majority of the potential problem loan category. The first relationship totals $7.7 million and is secured primarily by vacant land, developed and undeveloped residential subdivisions, and single-family houses used as rental property in the Branson, Missouri, area. This relationship was described as an $8.8 million relationship in the 2004 Annual Report on Form 10-K in the category Potential Problem Loans and Held-to-Maturity Securities. During the quarter ended March 31, 2005, one loan in this relationship,secured by an office building, was moved to the non-performing loans category and is described above. The remainder of the reduction in this relationship is due to the net payments received on other loans in this relationship. The second relationship totals $3.8 million and is secured primarily by a motel in the State of Illinois. Construction of the motel was recently completed and it is now operating. This relationship was described as a $3.8 million relationship in the 2004 Annual Report on Form 10-K in the category Potential Problem Loans and Held-to-Maturity Securities. The third relationship includes both held-to-maturity securities and loans. This relationship was underwritten by the Company's lending department in the normal course of business; however, due to the nature of one of the assets (revenue bonds) this portion is carried as held-to-maturity securities. This relationship totals $5.7 million ($3.9 million is included in held-to-maturity securities with the remainder classified as loans) and is secured primarily by two nursing homes in Missouri. One of the nursing homes has experienced cash flow problems recently. The borrower maintains reserve funds to cover debt service shortfalls and required payments are current at March 31, 2005. This relationship was described as a $5.7 million relationship in the 2004 Annual Report on Form 10-K in the category Potential Problem Loans and Held-to-Maturity Securities. At March 31, 2005, the three significant relationships described above accounted for $17.2 million of the potential problem loan total.

NEXT PAGE

Non-interest Income

         Total non-interest income increased $317,000, or 5.7%, in the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. The increase was primarily due to: (i) an increase in service charges and ATM fees of $156,000, or 5.5%; (ii) an increase in commissions revenue in the Company's investment, travel and insurance divisions of $312,000, or 16.1%; and (iii) smaller increases and decreases in gains on the sales of loans, loan and commitment fees, late and prepayment charges on loans, loan servicing income, and merchant card fees. The increase in service charges and ATM fees was almost entirely due to increases in fees on ATM and point of sale usage, which increased $151,000. The Company continues to see increased revenue as a result of a change during 2003 by the Company to process its ATM transactions in-house and increases in overall usage by customers, primarily in point of sale transactions. Increases in commission revenues occurred primarily in the travel division. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas.

Non-Interest Expense

         Total non-interest expense increased $1.3 million, or 13.5%, in the three months ended March 31, 2005, when compared to the three months ended March 31, 2004. The increase was primarily due to: (i) an increase of $1.0 million, or 19.9%, in salaries and employee benefits primarily due to the hiring of additional experienced personnel to fill commercial lending and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening of one new loan production office in 2005 and the hiring of additional personnel in existing loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; and (ii) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.0% for the three months ended March 31, 2004, to 32.0% for the three months ended March 31, 2005. The decrease was primarily due to higher balances of tax-exempt investment securities and loans.

NEXT PAGE

Average Balances, Interest Rates and Yields

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $385,000 and $320,000 for the periods ended March 31, 2005 and 2004, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$ 172,707	$ 2,280	5.36%	$ 155,041	$ 1,971	5.11%
Other residential	118,702	2,003	6.84	112,414	1,811	6.48
Commercial real estate	464,795	7,068	6.17	447,248	6,118	5.50
Construction	329,150	5,013	6.18	208,069	3,113	6.02
Commercial business	104,308	1,634	6.35	88,621	1,227	5.57
Other loans	130,136	2,206	6.88	123,501	2,125	6.92
Total loans receivable	1,319,798	20,204	6.21	1,134,894	16,365	5.80
Investment securities and other interest-earning assets(1)	458,204	4,797	4.25	352,901	3,487	3.97
Total interest-earning assets	1,778,002	25,001	5.70	1,487,795	19,852	5.37
Noninterest-earning assets:
Cash and cash equivalents	84,759			61,513
Other non-earning assets	23,505			24,362
Total assets	$1,886,266			$1,573,670
Interest-bearing liabilities:
Interest-bearing demand	$ 376,432	1,602	1.73	$ 371,449	1,068	1.16
Time deposits	806,569	5,222	2.63	684,365	3,005	1.77
Total deposits	1,183,001	6,824	2.34	1,055,814	4,073	1.55
Short-term borrowings	170,345	1,081	2.57	75,372	202	1.08
Subordinated debentures issued to capital trust	18,559	210	4.59	18,508	139	3.02
FHLB advances	206,031	1,756	3.46	171,986	1,231	2.88
Total interest-bearing liabilities	1,577,936	9,871	2.53	1,321,680	5,645	1.72
Noninterest-bearing liabilities:
Demand deposits	153,135			119,924
Other liabilities	11,894			8,338
Total liabilities	1,742,965			1,449,942
Stockholders' equity	143,301			123,728
Total liabilities and stockholders' equity	$1,886,266			$1,573,670
Net interest income:
Interest rate spread		$15,130	3.17%		$14,207	3.65%
Net interest margin*			3.45%			3.84%
Average interest-earning assets to average interest-bearing liabilities	112.7%			112.6%

_______________

*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $48.4 million and $24.2 million for the three months ended March 31, 2005 and 2004, respectively. Interest income on tax-exempt securities included in this table was $550,000 and $334,000 for the three months ended March 31, 2005 and 2004, respectively. Interest income net of disallowed interest expense related to tax-exempt securities was $500,000 and $282,000 for the three months ended March 31, 2005 and 2004, respectively.

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

	Three Months Ended March 31,
	2005 vs. 2004
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,159	$2,680	$3,839
Investment securities and
other interest-earning assets	244	1,066	1,310
Total interest-earning assets	1,403	3,746	5,149
Interest-bearing liabilities:
Demand deposits	520	14	534
Time deposits	1,622	595	2,217
Total deposits	2,142	609	2,751
Short-term borrowings	461	418	879
Subordinated debentures issued to capital trust	71	--	71
FHLBank advances	264	261	525
Total interest-bearing liabilities	2,938	1,288	4,226
Net interest income	$(1,535)	$2,458	$ 923

NEXT PAGE

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2005, the Company had commitments of approximately $258 million to fund loan originations, unused lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $142.1 million, or 7.4% of total assets of $1.91 billion at March 31, 2005, compared to equity of $139.2 million, or 7.5%, of total assets of $1.85 billion at December 31, 2004.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On March 31, 2005, the Bank's Tier 1 risk-based capital ratio was 10.78%, total risk-based capital ratio was 12.04% and the Tier 1 leverage ratio was 8.42%. As of March 31, 2005, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2005, the Company's Tier 1 risk-based capital ratio was 10.95%, total risk-based capital ratio was 12.21% and the leverage ratio was 8.55%. As of March 31, 2005, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

         At March 31, 2005, the held-to-maturity investment portfolio included gross unrealized losses of $936,000 and gross unrealized gains of $1.2 million.

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

NEXT PAGE

         Statements of Cash Flows. During the three months ended March 31, 2005 and 2004, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $15.4 million during the three months ended March 31, 2005, and $11.8 million during the three months ended March 31, 2004.

         During the three months ended March 31, 2005 and 2004, investing activities used cash of $75.4 million and $36.2 million, respectively, primarily due to the net increase of loans in each period and the net increase of investment securities in the 2005 period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $53.2 million during the three months ended March 31, 2005 and $39.8 million during the three months ended March 31, 2004. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

         Dividends. During the three months ended March 31, 2005, the Company declared and paid dividends of $0.12 per share, or 26% of net income per share, compared to dividends declared and paid of $0.10, or 22% of net income per share during the three months ended March 31, 2004. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2005, the Company repurchased 6,154 shares of its common stock at an average price of $35.33 per share and reissued 19,073 shares of treasury stock at an average price of $8.99 per share to cover stock option exercises. During the three months ended March 31, 2004, the Company repurchased 6,353 shares of its common stock at an average price of $47.66 per share and reissued 7,853 shares of treasury stock at an average price of $23.07 per share to cover stock option exercises.

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

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2005, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative.

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

         Interest rate swaps are carried at fair value, estimated using quoted dealer prices, and are recognized in the statement of financial condition in the prepaid expenses and other assets caption or the accounts payable and accrued expenses caption depending upon whether the mark-to-market balance is a net debit or credit to the Company. The Company uses interest rate swaps to help manage its interest rate risks from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and such liability exposes the Company to interest rate risk. Amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income.

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

NEXT PAGE

         In addition to the disclosures previously made by the Company in the December 31, 2004, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at March 31, 2005.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2005	$ 15.4	2.26%	6.20%
2006	10.0	3.13	5.30
2007	45.0	2.98	3.29
2008	17.6	2.74	3.77
2009	84.8	2.91	3.76
2010	24.8	2.97	3.30
2011	42.6	2.68	3.66
2012	9.6	3.04	5.52
2013	39.3	2.93	4.08
2014	41.5	2.87	3.34
2015	9.7	3.05	4.25
2016	34.5	2.90	5.22
2017	22.3	2.99	5.49
2018	5.0	2.65	4.00
2019	60.0	2.91	4.67
2020	15.0	2.85	4.00
2023	9.0	2.68	5.10
2031	17.3	5.18	9.00

Total Notional Amount	$ 503.4	2.96%	4.32%

Fair Value	$ 495.7

ITEM IV. CONTROLS AND PROCEDURES

         An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of March 31, 2005, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities

         On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first quarter of 2005 is as follows.
	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
January 1, 2005 - January 31, 2005	4,153	$35.57	4,153	228,293
February 1, 2005 - February 28, 2005	39	35.56	39	228,254
March 1, 2005 - March 31, 2005	1,962	34.81	1,962	226,292
Total	6,154	$35.33	6,154
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

Great Southern Bancorp, Inc.
Registrant
Date: May 10, 2005	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2005	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index
Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

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

(4)	Instruments defining the rights of security holders, including indentures

The Company hereby agrees to furnish the Commission upon request, copies of the instruments defining the rights of the holders of each issue of the Registrant's long-term debt.

(9)	Voting trust agreement

Inapplicable.

(10)	Material contracts

The Registrant's 1989 Stock Option and Incentive Plan previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, is incorporated herein by reference as Exhibit 10.1.

The Registrant's 1997 Stock Option and Incentive Plan previously filed with the Commission (File no. 000-18082) as Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 18, 1997 is incorporated herein by reference as Exhibit 10.2.

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

A description of the salary and bonus arrangements for 2005 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference as Exhibit 10.8.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference as Exhibit 10.9.

NEXT PAGE

Exhibit Index (Continued)
Exhibit No.	Description

(11)	Statement re computation of per share earnings

Attached as Exhibit 11.

(15)	Letter re unaudited interim financial information

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(19)	Report furnished to security holders

Inapplicable.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

Inapplicable.

(24)	Power of attorney

None.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(99)	Additional Exhibits

None.

NEXT PAGE