Form 10-Q
period 2005-06-30
GREAT SOUTHERN BANCORP INC
filed 2005-08-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

Yes /X/            No / /

         The number of shares outstanding of each of the registrant's classes of common stock: 13,717,624 shares of common stock, par value $.01, outstanding at August 8, 2005.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash	$ 97,509	$ 91,847
Interest-bearing deposits in other financial institutions	1,070	1,364
Cash and cash equivalents	98,579	93,211
Available-for-sale securities	392,976	355,104
Held-to-maturity securities (fair value $1,593 - June 2005;
$1,632 - December 2004)	1,510	1,545
Mortgage loans held for sale	2,000	671
Loans receivable, net of allowance for loan losses of
$24,329 - June 2005; $23,489 - December 2004	1,442,140	1,333,837
Interest receivable	9,344	8,056
Prepaid expenses and other assets	7,587	7,889
Foreclosed assets held for sale, net	2,263	2,035
Premises and equipment, net	24,055	23,353
Investment in Federal Home Loan Bank stock	12,516	14,438
Refundable income tax	3,709	504
Deferred income taxes	6,818	5,036
Total Assets	$ 2,003,497	$ 1,845,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,445,194	$ 1,294,838
Federal Home Loan Bank advances	203,836	231,486
Short-term borrowings	175,154	151,591
Subordinated debentures issued to capital trust	18,281	18,548
Accrued interest payable	3,147	2,195
Advances from borrowers for taxes and insurance	842	272
Accounts payable and accrued expenses	8,443	7,562
Total Liabilities	1,854,897	1,706,492
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2005 - 13,701,107 shares; December 2004 -
13,698,508 shares	137	137
Additional paid-in capital	17,778	17,816
Retained earnings	131,733	122,120
Accumulated other comprehensive income (loss)	(1,048)	(886)
Total Stockholders' Equity	148,600	139,187
Total Liabilities and Stockholders' Equity	$ 2,003,497	$ 1,845,679

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$ 23,236	$ 17,540	$ 44,181	$ 34,730
Investment securities and other	4,302	2,957	8,358	5,618
TOTAL INTEREST INCOME	27,538	20,497	52,539	40,348
INTEREST EXPENSE
Deposits	8,500	4,066	15,324	8,139
Federal Home Loan Bank advances	2,100	1,266	3,856	2,497
Short-term borrowings	1,179	263	2,260	465
Subordinated debentures issued to capital trust	235	137	444	275
TOTAL INTEREST EXPENSE	12,014	5,732	21,884	11,376
NET INTEREST INCOME	15,524	14,765	30,655	28,972
PROVISION FOR LOAN LOSSES	975	1,200	1,875	2,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,549	13,565	28,780	26,572
NONINTEREST INCOME
Commissions	2,315	2,053	4,560	3,986
Service charges and ATM fees	3,424	3,339	6,415	6,175
Net gains on loan sales	263	320	438	585
Net realized gains (losses) on sales of
available-for-sale securities	(3)	--	(23)	(8)
Net gain (loss) on sale of fixed assets	2	7	(10)	17
Other income	425	303	903	808
TOTAL NONINTEREST INCOME	6,426	6,022	12,283	11,563
NONINTEREST EXPENSE
Salaries and employee benefits	6,206	5,317	12,355	10,445
Net occupancy and equipment expense	1,823	1,764	3,466	3,421
Postage	485	444	943	875
Insurance	219	187	443	359
Advertising	293	213	550	407
Office supplies and printing	225	203	435	400
Telephone	259	227	523	440
Legal, audit and other professional fees	344	381	678	755
Expense on foreclosed assets	99	91	247	258
Other operating expenses	817	773	1,692	1,548
TOTAL NONINTEREST EXPENSE	10,770	9,600	21,332	18,908
INCOME BEFORE INCOME TAXES	10,205	9,987	19,731	19,227
PROVISION FOR INCOME TAXES	3,265	3,296	6,314	6,345
NET INCOME	$ 6,940	$ 6,691	$ 13,417	$ 12,882
BASIC EARNINGS PER COMMON SHARE	$.51	$.49	$.98	$.94
DILUTED EARNINGS PER COMMON SHARE	$.50	$.48	$.96	$.92
DIVIDENDS DECLARED PER COMMON SHARE	$.13	$.11	$.25	$.21

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 13,417	$ 12,882
Proceeds from sales of loans held for sale	27,967	32,202
Originations of loans held for sale	(24,795)	(30,928)
Items not requiring (providing) cash:
Depreciation	1,538	1,317
Amortization	182	95
Provision for loan losses	1,875	2,400
Net gains on loan sales	(438)	(585)
Net realized losses on sale of available-for-sale securities	23	8
(Gains) losses on sale of premises and equipment	10	(17)
Gain on sale of foreclosed assets	(14)	(15)
Amortization of deferred income, premiums and discounts	12	239
Deferred income taxes	(1,695)	(1,235)
Changes in:
Interest receivable	(1,288)	(247)
Prepaid expenses and other assets	(147)	(348)
Accounts payable and accrued expenses	908	1,281
Income taxes refundable/payable	(3,205)	(1,086)
Net cash provided by operating activities	14,350	15,963
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(78,850)	(80,763)
Purchase of loans	(39,789)	(11,670)
Proceeds from sale of student loans	3,341	6,893
Purchase of premises and equipment	(2,324)	(4,267)
Proceeds from sale of premises and equipment	74	499
Proceeds from sale of foreclosed assets	1,704	8,734
Capitalized costs on foreclosed assets	--	(175)
Proceeds from maturing held-to-maturity securities	35	25
Proceeds from called investment securities	--	29,000
Principal reductions on mortgage-backed securities	38,053	32,069
Proceeds from sale of available-for-sale securities	33,506	24,748
Purchase of available-for-sale securities	(110,576)	(167,556)
(Purchase) redemption of Federal Home Loan Bank stock	1,922	(957)
Net cash used in investing activities	(152,904)	(163,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	132,690	29,020
Net increase in checking and savings deposits	18,454	71,631
Proceeds from Federal Home Loan Bank advances	2,975,000	610,000
Repayments of Federal Home Loan Bank advances	(3,002,650)	(585,623)
Net increase in short-term borrowings	23,563	29,492
Advances from borrowers for taxes and insurance	570	503
Purchase of treasury stock	(652)	(633)
Dividends paid	(3,289)	(2,741)
Stock options exercised	236	336
Net cash provided by financing activities	143,922	151,985
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,368	4,528
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,211	74,814
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 98,579	$ 79,342

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2004, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

         For the three months ended June 30, 2005, the travel, insurance and investment divisions reported gross revenues of $1.4 million, $376,000 and $555,000, respectively, and net income of $201,000, $48,000 and $9,000, respectively. For the three months ended June 30, 2004, the travel, insurance and investment divisions reported gross revenues of $1.2 million, $328,000 and $572,000, respectively, and net income of $110,000, $30,000 and $12,000, respectively.

NEXT PAGE

         For the six months ended June 30, 2005, the travel, insurance and investment divisions reported gross revenues of $2.8 million, $750,000 and $1.1 million, respectively, and net income of $393,000, $96,000 and $24,000, respectively. For the six months ended June 30, 2004, the travel, insurance and investment divisions reported gross revenues of $2.2 million, $682,000 and $1.1 million, respectively, and net income of $184,000, $78,000 and $24,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net income	$ 6,940	$ 6,691	$ 13,417	$ 12,882
Unrealized holding gains (losses),
net of income taxes	1,749	(4,725)	(177)	(3,640)
Less: reclassification adjustment
for gains (losses) included in
net income, net of income taxes	(2)	--	(15)	(5)
	1,751	(4,725)	(162)	(3,635)
Comprehensive income	$ 8,691	$ 1,966	$ 13,255	$ 9,247

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

         The Emerging Issues Task Force (EITF) of FASB previously issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue 03-1 provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF Issue 03-1 attempts to better define whether impairment losses should be recognized on available-for-sale securities prior to sale of the securities. It provides guidance for evaluating whether and when unrealized losses should be deemed "other-than-temporary," requiring immediate recognition of those losses through earnings. In addition, EITF 03-1 requires financial statement disclosure for impaired securities on which an impairment loss has not been recognized, including the amount of unrealized loss and the term of that impairment. Certain portions of EITF 03-1 were delayed in order for the FASB Staff to provide implementation guidance and clarify several issues that were raised by interested parties during the public comment period. FASB ultimately decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB Staff to issue a Staff Position (FSP) which will complete and codify the guidance on this topic. This FSP is expected to be issued in August 2005 and would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

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

         In a related matter to SFAS 123(R), the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payments (SAB 107), to give public companies guidance in applying the provisions of SFAS 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC's views regarding the valuation of share-based payment arrangements for public companies.

NOTE 5: STOCK OPTION PLAN

         The Company has a stock-based employee compensation plan, which is described more fully in the Company's December 31, 2004 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NEXT PAGE

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Net income, as reported	$ 6,940	$ 6,691	$ 13,417	$ 12,882
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(146)	(125)	(290)	(246)
Pro forma net income	$ 6,794	$ 6,566	$ 13,127	$ 12,636
Earnings per share
Basic - as reported	$ .51	$ .49	$ .98	$ .94
Basic - pro forma	$ .50	$ .48	$ .96	$ .92
Diluted - as reported	$ .50	$ .48	$ .96	$ .92
Diluted - pro forma	$ .49	$ .47	$ .94	$ .91

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

NOTE 8: RECLASSIFICATION OF INVESTMENTS TO LOANS

         As part of management's ongoing review and assessment of the Company's financial reporting, we concluded that certain assets which had been previously included in the financial statements as Held-to-maturity Securities may be more appropriately classified as Loans. These assets are Industrial Revenue Bonds and Tax Increment Funding Bonds which the Company has underwritten, managed and monitored as part of the loan portfolio.

         There is no clearly defined guidance in Accounting Principles Generally Accepted in the United States of America to determine whether assets of this type should be classified as loans or securities. They are "bonds" in the sense that there is a unique specific CUSIP number assigned to each of these issues. However, there are several factors which lead us to believe these assets may be better reported as loans. Some of these factors are discussed below.

         First and foremost, the substance of the transaction is most similar to a loan. The operation of the project is the only source of repayment of the debt. The bond authority is not liable to repay any amounts owed out of general or other funds. These issues are not rated by rating agencies and the Company owns 100% of the outstanding bonds issued; therefore, there are no other bond holders and no readily traded market or market values exist for these issues. Finally, the Company's banking regulators view these issues as loans for regulatory reporting purposes.

         Industrial revenue bonds included in the Loans category totaled $53 million and $47 million at June 30, 2005 and December 31, 2004, respectively. Interest income on industrial revenue bonds was $812,000 and $1.6 million for the three and six months ended June 30, 2005, respectively, and $755,000 and $1.6 million for the three and six months ended June 30, 2004, respectively. Prior period amounts have been reclassified to conform to the June 30, 2005 financial statements presentation. These reclassifications had no effect on total assets, total interest income or net income.

NEXT PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to access cost-effective funding, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

         In the quarter ended March 31, 2005, Great Southern's total loans increased $20 million, or 2%. Historically, the first quarter of the calendar year has not seen high levels of loan growth. However, in the past several years, full year loan growth has far exceeded the first quarter increases. We previously expected that 2005 would follow this trend and that loan growth would accelerate in the second and third quarters of 2005, generating additional net interest income. For the six months ended June 30, 2005, Great Southern's total loans increased $108 million, or 8%. As loan demand is affected by a variety of factors, including general economic conditions, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions continue to improve and the competitive environment does not change in future periods, we believe that we are well positioned to continue to originate loans in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction, commercial real estate and multi-family residential loan categories. In the six months ended June 30, 2005, commercial real estate loan balances increased $5 million in spite of the repayment in total of several loans, and construction loan balances increased $77 million.

         In the six months ended June 30, 2005, the Company attracted deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilized these deposit funds to meet loan demand and reduce outstanding FHLBank advance balances. In the six months ended June 30, 2005, total deposit balances increased $150 million. Of this total increase, brokered certificate balances increased $124 million, customer checking accounts increased $15 million and retail certificates of deposit increased $11 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. We have been successful in attracting deposits in 2004 and the first half of 2005. While it is our goal to continue to aggressively gain deposit market share in our branch footprint, we cannot be assured of this in future periods.

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

         Finally, our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. We also have a large portion of our liabilities that will reprice with changes to the federal funds rate or the three-month LIBOR rate. We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk"). While we currently believe that neither increases nor decreases in market interest rates will materially adversely impact our net interest income, circumstances could change which may alter that outlook.

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

         In the second half of 2004 and through the first half of 2005, the Board of Governors of the Federal Reserve System (the "FRB") began to increase short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, began to increase in conjunction with these increases by the FRB. By June 30, 2005, the FRB had raised the Federal Funds rates by 2.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition during this period, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets.

         The effect of these factors began to be seen in the fourth quarter of 2004 in the form of net interest margin compression. This margin compression continued and accelerated in the first quarter of 2005, with the net interest margin declining further. During the quarter ended June 30, 2005, our net interest margin experienced modest additional compression, falling to 3.37% from 3.45% in the quarter ended March 31, 2005. Some of the reasons for this margin compression were discussed in the Company's 2004 Annual Report on Form 10-K and in previous Quarterly Reports on Form 10-Q.

NEXT PAGE

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

         In the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, non-interest income increased primarily due to increases in commission revenues earned by the Company's travel, insurance and investment divisions and increases in service charges and overdraft fees. This was partially offset by slightly lower net gains on loan sales in 2005 compared to 2004. We expect that the gains on loan sales for the remainder of 2005 will be similar to those recorded in the second half of 2004 as market interest rates likely will be higher in 2005, which will continue to reduce home loan refinancing activity. Fees from service charges and overdrafts will likely remain fairly flat in 2005 compared to 2004 as we expect that retail checking account growth will slow in 2005. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which will not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain slightly above 2004 levels in 2005, assuming no substantial shocks occur in the financial markets or the travel industry. Most of the increase in commission revenue in the quarter and six months ended June 30, 2005, was attributable to the travel division.

         In the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, operating expenses increased primarily in the category of salaries and benefits with smaller increases in some of the other expense categories such as occupany and equipment expense, postage, insurance, telephone and advertising and public relations. We anticipate that the remainder of 2005 will be fairly consistent with the expenses recorded in this quarter. Employee costs and occupancy expenses may increase as we continue to add new branches and loan production offices to serve new and existing customers and support growth in lending and operational areas. In 2005, we expect to construct three or fewer new branch locations. In addition, we have opened a loan production office in St. Louis to serve new and existing customers in that metropolitan area. We anticipate that lending opportunities will continue to increase in our existing loan production offices in Kansas City and Northwest Arkansas and we will increase staffing as needed in these offices to meet demand for commercial and residential loans.

         On May 5, 2005, the Bank entered into a definitive agreement to purchase three existing bank branches from another banking institution in central Missouri. These branches are located near the Lake of the Ozarks in close proximity to Great Southern's current branches in Buffalo, Lebanon and Osage Beach. Under terms of the agreement, Great Southern will acquire substantially all of the assets and assume substantially all of the liabilities associated with these branches in exchange for a cash payment of $1.9 million, subject to adjustment as set forth in the agreement. The cash payment will consist of a $1.0 million premium to purchase approximately $36 million in deposits and $900,000 for the acquisition of the real estate and fixed assets of the three branches. In addition, Great Southern is acquiring approximately $13 million in loans at the three branches at face value. This transaction was completed during the quarter ending September 30, 2005.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

         During the six months ended June 30, 2005, the Company increased total assets by $158 million to $2.00 billion. Net loans increased by $108 million. The main loan areas experiencing increases were commercial construction and multi-family residential loans. Commercial real estate, commercial business, single-family residential and consumer loans increased slightly in the six months. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's three loan production offices. In addition, loan growth should continue as we deepen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities increased by $38 million, which was primarily an increase in mortgage-backed securities and an increase in tax-exempt securities issued by states and municipalities. These securities were purchased to collateralize public funds deposits and customer repurchase agreements. The Company expects to continue to add available-for-sale securities as its overall assets increase. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. As market interest rates are generally expected to increase in 2005, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. Cash and cash equivalents increased $5 million primarily due to larger cash letter settlements at June 30, 2005 compared to December 31, 2004.

NEXT PAGE

         Total liabilities increased $148 million from December 31, 2004 to $1.85 billion at June 30, 2005. Deposits increased $150 million and short-term borrowings increased $24 million. Partially offsetting these increases, FHLBank advances decreased $28 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in the form of repurchase agreements. Great Southern is then able to earn a spread on these funds similar to a normal deposit. FHLBank advances decreased from $231 million at December 31, 2004, to $204 million at June 30, 2005. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Retail certificates of deposit increased $11 million, to $345 million. Total brokered deposits were $582 million at June 30, 2005, up from $457 million at December 31, 2004. The weighted average interest rate of these brokered deposits was approximately 2.88% during the six months ended June 30, 2005. The weighted average interest rate of the retail certificate of deposit portfolio was approximately 2.87% during the six months ended June 30, 2005. Most of the brokered certificate portfolio has a maturity date in excess of five years from the date of issue, with the Company having the right to redeem the certificates semiannually after an initial period of usually one year or less. These brokered certificates generally have a longer maturity than the Company's retail certificates and therefore generally have a higher stated interest rate to the customer. However, this rate paid to the customer is not the effective rate paid by the Company, due to the Company's interest rate swaps. The effective cost to the Company is the variable interest rate paid by the Company to the interest rate swap counterparty. This rate generally approximates the three-month LIBOR rate. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Interest-bearing checking balances increased $10 million in the six months ended June 30, 2005, to $355 million. Checking account balances totaled $522 million at June 30, 2005, up from $507 million at December 31, 2004.

         Stockholders' equity increased $9.4 million from $139.2 million at December 31, 2004 to $148.6 million at June 30, 2005. Net income for the six months ended June 30, 2005, was $13.4 million, partially offset by a decrease of $162,000 in accumulated other comprehensive income, dividends declared of $3.4 million and net repurchases of the Company's common stock of $416,000. During the six months ended June 30, 2005, the Company repurchased 21,182 shares of its common stock at an average price of $30.76 per share and issued 23,781 shares at an average price of $9.58 per share to cover stock option exercises.

         In the six months ended June 30, 2005, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

NEXT PAGE

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2005 and 2004

General

         The increase in earnings of $249,000, or 3.7%, during the three months ended June 30, 2005, compared to the three months ended June 30, 2004, was primarily due to an increase in net interest income of $759,000, or 5.1%, an increase in non-interest income of $404,000, or 6.7%, and a decrease in provision for loan losses of $225,000, or 18.8%, partially offset by an increase in non-interest expense of $1.2 million, or 12.2%.

         The increase in earnings of $535,000, or 4.2%, during the six months ended June 30, 2005, compared to the six months ended June 30, 2004, was primarily due to an increase in net interest income of $1.7 million, or 5.8%, an increase in non-interest income of $720,000, or 6.2%, and a decrease in provision for loan losses of $525,000, or 21.9%, partially offset by an increase in non-interest expense of $2.4 million, or 12.8%.

Total Interest Income

         Total interest income increased $7.0 million, or 34.4%, during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase was due to a $5.7 million, or 32.5%, increase in interest income on loans and a $1.3 million, or 45.5%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average balances and higher average rates of interest.

         Total interest income increased $12.2 million, or 30.2%, during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was due to a $9.5 million, or 27.2%, increase in interest income on loans and a $2.7 million, or 48.8%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average balances and higher average rates of interest.

Interest Income - Loans

         During the three months ended June 30, 2005 compared to the three months ended June 30, 2004, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $3.2 million as the result of higher average loan balances from $1.22 billion during the three months ended June 30, 2004 to $1.43 billion during the three months ended June 30, 2005. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending, commercial business lending and consumer lending. Through 2003 and a portion of 2004, the Bank's one- to four-family residential loan portfolio had decreased due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market. Beginning in 2004 and into 2005, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank usually retains. In addition, loan refinancing, which tended to be primarily into lower fixed-rate products, slowed dramatically in 2004 and 2005 compared to previous years as market interest rates increased.

NEXT PAGE

         Interest income increased $2.5 million as the result of higher average interest rates. The average yield on loans increased from 5.77% during the three months ended June 30, 2004, to 6.55% during the three months ended June 30, 2005. Loan rates were generally low in 2004, as a result of decreases in market rates of interest, primarily the "prime rate" of interest from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. As discussed previously, the Company has a portfolio of prime based loans which have interest rate floors. During 2004, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. By the first half of 2005, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended June 30, 2005, the average yield on loans was 6.55% versus an average prime rate for the period of 5.91%, or a difference of 64 basis points. In the three months ended June 30, 2004, the average yield on loans was 5.77% versus an average prime rate for the period of 4.00%, or a difference of 177 basis points.

         During the six months ended June 30, 2005 compared to the six months ended June 30, 2004, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $5.8 million as the result of higher average loan balances from $1.20 billion during the six months ended June 30, 2004 to $1.40 billion during the six months ended June 30, 2005. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending, commercial business lending and consumer lending. One- to four-family residential loans increased as well, for the reasons given in the discussion of the three-month period above.

         Interest income increased $3.6 million as the result of higher average interest rates. The average yield on loans increased from 5.80% during the six months ended June 30, 2004, to 6.38% during the six months ended June 30, 2005. Loan rates were generally low in 2004, as a result of decreases in market rates of interest, primarily the "prime rate" of interest from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. As discussed previously, the Company has a portfolio of prime based loans which have interest rate floors. During 2004, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. By the first quarter of 2005, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the six months ended June 30, 2005, the average yield on loans was 6.38% versus an average prime rate for the period of 5.68%, or a difference of 70 basis points. In the six months ended June 30, 2004, the average yield on loans was 5.80% versus an average prime rate for the period of 4.00%, or a difference of 180 basis points.

NEXT PAGE

Interest Income - Investments and Other Interest-earning Deposits

         Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the three months ended June 30, 2005, when compared to the three months ended June 30, 2004. Interest income increased $920,000 as a result of an increase in average balances from $328 million during the three months ended June 30, 2004, to $421 million during the three months ended June 30, 2005. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income also increased $425,000 as a result of an increase in average interest rates from 3.62% during the three months ended June 30, 2004, to 4.10% during the three months ended June 30, 2005. In 2004, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield relative to the fixed-rate securities at the time of purchase. As these securities reach interest rate reset dates, their rates should increase along with market interest rate increases. As market interest rates are generally expected to increase further in 2005, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. In addition, the Company also increased its balance of tax-exempt securities issued by states and municipalities by approximately $35 million from June 30, 2004 to June 30, 2005. These securities generally have coupon yields which are comparable to the variable-rate mortgage-backed securities which the Company purchased; however, the tax-equivalent yield is higher.

         Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the six months ended June 30, 2005, when compared to the six months ended June 30, 2004. Interest income increased $1.9 million as a result of an increase in average balances from $316 million during the six months ended June 30, 2004, to $416 million during the six months ended June 30, 2005. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. Interest income also increased $797,000 as a result of an increase in average interest rates from 3.58% during the six months ended June 30, 2004, to 4.05% during the six months ended June 30, 2005. In 2004, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield relative to the fixed-rate securities at the time of purchase. In addition, the Company also increased its balance of tax-exempt securities issued by states and municipalities by approximately $35 million from June 30, 2004 to June 30, 2005. These securities generally have coupon yields which are comparable to the variable-rate mortgage-backed securities which the Company purchased; however, the tax-equivalent yield is higher.

Total Interest Expense

         Total interest expense increased $6.3 million, or 109.6%, during the three months ended June 30, 2005, when compared with the three months ended June 30, 2004, primarily due to an increase in interest expense on deposits of $4.4 million, or 109.1%, an increase in interest expense on FHLBank advances of $834,000, or 65.9%, an increase in interest expense on short-term borrowings of $916,000, or 348%, and an increase in interest expense on subordinated debentures issued to capital trust of $98,000, or 71.5%.

NEXT PAGE

         Total interest expense increased $10.5 million, or 92.4%, during the six months ended June 30, 2005, when compared with the six months ended June 30, 2004, primarily due to an increase in interest expense on deposits of $7.2 million, or 88.3%, an increase in interest expense on FHLBank advances of $1.4 million, or 54.4%, an increase in interest expense on short-term borrowings of $1.8 million, or 386%, and an increase in interest expense on subordinated debentures issued to capital trust of $169,000, or 61.5%.

Interest Expense - Deposits

         Interest on demand deposits increased $772,000 due to an increase in average rates from 1.18% during the three months ended June 30, 2004, to 1.99% during the three months ended June 30, 2005. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and first half of 2005. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB started raising short-term interest rates. The Company continued to increase its checking balances in 2005 through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances decreased slightly due to normal fluctuations in customer accounts in the three months ended June 30, 2005 versus the three months ended June 30, 2004. However, average noninterest-bearing demand balances increased from $136 million in the three months ended June 30, 2004, to $167 million in the three months ended June 30, 2005.

         Interest expense on deposits increased $2.8 million as a result of an increase in average rates of interest on time deposits from 1.71% during the three months ended June 30, 2004, to 3.11% during the three months ended June 30, 2005. Interest expense on deposits also increased $918,000 due to an increase in average balances of time deposits from $674 million during the three months ended June 30, 2004, to $852 million during the three months ended June 30, 2005. Market rates of interest on new certificates began to increase in the latter half of 2004 and into 2005 as the FRB started raising short-term interest rates. In 2004 and 2005, the Company increased its balances of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates.

         Interest on demand deposits increased $1.3 million due to an increase in average rates from 1.17% during the six months ended June 30, 2004, to 1.86% during the six months ended June 30, 2005. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and first quarter of 2005. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the Federal Reserve Board ("FRB") started raising short-term interest rates. The Company continued to increase its checking balances in 2005 through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were little changed in the six months ended June 30, 2005 versus the six months ended June 30, 2004. However, average noninterest-bearing demand balances increased from $128 million in the six months ended June 30, 2004, to $160 million in the six months ended June 30, 2005.

         Interest expense on deposits increased $4.4 million as a result of an increase in average rates of interest on time deposits from 1.74% during the six months ended June 30, 2004, to 2.87% during the six months ended June 30, 2005. Interest expense on deposits also increased $1.5 million due to an increase in average balances of time deposits from $679 million during the six months ended June 30, 2004, to $829 million during the six months ended June 30, 2005. Market rates of interest on new certificates began to increase in the latter half of 2004 and into 2005 as the FRB started raising short-term interest rates. In 2004 and 2005, the Company increased its balances of brokered certificates of deposit to fund loan growth.

NEXT PAGE

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

         Interest expense on FHLBank advances increased $340,000 due to an increase in average balances from $183 million during the three months ended June 30, 2004, to $225 million during the three months ended June 30, 2005. Interest expense on FHLBank advances increased $494,000 due to an increase in average interest rates from 2.78% in the three months ended June 30, 2004, to 3.74% in the three months ended June 30, 2005. The increase in FHLBank advances was used to fund a portion of the growth in the Company's loan portfolio. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

         Interest expense on FHLBank advances increased $602,000 due to an increase in average balances from $177 million during the six months ended June 30, 2004, to $216 million during the six months ended June 30, 2005. Interest expense on FHLBank advances increased $757,000 due to an increase in average interest rates from 2.83% in the six months ended June 30, 2004, to 3.60% in the six months ended June 30, 2005. The increase in FHLBank advances was used to fund a portion of the growth in the Company's loan portfolio. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

         Interest expense on short-term borrowings increased $258,000 due to an increase in average balances from $98 million during the three months ended June 30, 2004, to $164 million during the three months ended June 30, 2005. In addition, average rates on short-term borrowings increased from 1.07% in the three months ended June 30, 2004, to 2.89% in the three months ended June 30, 2005, resulting in increased interest expense of $658,000. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and the first half of 2005. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase in 2005 as the FRB has been raising short-term interest rates.

         Interest expense on short-term borrowings increased $672,000 due to an increase in average balances from $87 million during the six months ended June 30, 2004, to $167 million during the six months ended June 30, 2005. In addition, average rates on short-term borrowings increased from 1.08% in the six months ended June 30, 2004, to 2.73% in the six months ended June 30, 2005, resulting in increased interest expense of $1.1 million. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and the first half of 2005. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase in 2005 as the FRB has been raising short-term interest rates.

         Interest expense on subordinated debentures issued to capital trust increased $98,000 due to increases in average rates from 3.00% in the three months ended June 30, 2004, to 5.13% in the three months ended June 30, 2005. Interest expense on subordinated debentures issued to capital trust increased $168,000 due to increases in average rates from 3.00% in the six months ended June 30, 2004, to 4.85% in the six months ended June 30, 2005. The average rate on these subordinated debentures is likely to continue to increase in the second half of 2005 as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. LIBOR rates are expected to remain higher in 2005 than in 2004.

NEXT PAGE

Net Interest Income

         The Company's overall average interest rate spread decreased 59 basis points, or 16.2%, from 3.64% during the three months ended June 30, 2004, to 3.05% during the three months ended June 30, 2005. The decrease was due to a 126 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 67 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 46 basis points, or 12.0%, from 3.83% during the three months ended June 30, 2004, to 3.37% during the three months ended June 30, 2005. In comparing the two periods, the yield on loans increased 78 basis points while the yield on investment securities and other interest-earning assets increased 48 basis points. The rate paid on deposits increased 125 basis points, the rate paid on FHLBank advances increased 96 basis points, the rate paid on short-term borrowings increased 182 basis points, and the rate paid on subordinated debentures issued to capital trust increased 213 basis points.

         The prime rate of interest averaged 4.00% during the three months ended June 30, 2004, compared to an average of 5.91% during the three months ended June 30, 2005. During the first half of 2004, the prime rate of interest was 4.00%. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stands at 6.25% at June 30, 2005. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in the first half of 2005 compared to the first half of 2004. This trend is expected to continue in the second half of 2005.

         The Company's overall average interest rate spread decreased 55 basis points, or 15.1%, from 3.65% during the six months ended June 30, 2004, to 3.10% during the six months ended June 30, 2005. The decrease was due to a 105 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 50 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 42 basis points, or 11.0%, from 3.83% during the six months ended June 30, 2004, to 3.41% during the six months ended June 30, 2005. In comparing the two periods, the yield on loans increased 58 basis points while the yield on investment securities and other interest-earning assets increased 47 basis points. The rate paid on deposits increased 102 basis points, the rate paid on FHLBank advances increased 77 basis points, the rate paid on short-term borrowings increased 165 basis points, and the rate paid on subordinated debentures issued to capital trust increased 185 basis points.

         The prime rate of interest averaged 4.00% during the six months ended June 30, 2004, compared to an average of 5.68% during the six months ended June 30, 2005. During the first half of 2004, the prime rate of interest was 4.00%. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stands at 6.25% at June 30, 2005.

         Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly higher in the three and six months ended June 30, 2005 compared to the 2004 periods. Interest costs on these liabilities began to increase in the latter half of 2004 as a result of rising short-term market interest rates, primarily increases by the FRB. These interest costs are likely to continue to increase in the second half of 2005. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

NEXT PAGE

Provision for Loan Losses and Allowance for Loan Losses

         The provision for loan losses decreased $225,000 from $1.2 million during the three months ended June 30, 2004 to $975,000 during the three months ended June 30, 2005. The allowance for loan losses increased $312,000, or 1.3%, to $24.3 million at June 30, 2005 compared to $24.0 million at March 31, 2005. Net charge-offs were $663,000 in the three months ended June 30, 2005 versus $551,000 in the three months ended June 30, 2004.

         The provision for loan losses decreased $525,000 from $2.4 million during the six months ended June 30, 2004 to $1.9 million during the six months ended June 30, 2005. The allowance for loan losses increased $840,000, or 3.6%, to $24.3 million at June 30, 2005 compared to $23.5 million at December 31, 2004. Net charge-offs were $1.0 million in the six months ended June 30, 2005 versus $1.3 million in the six months ended June 30, 2004.

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

         The Bank's allowance for loan losses as a percentage of total loans was 1.66%, 1.73% and 1.79% at June 30, 2005, March 31, 2005 and December 31, 2004, respectively. The reduction in this percentage is due to growth in the Company's loan portfolio as the allowance for loan losses increased $840,000 during the six months ended June 30, 2005. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

         Non-performing assets increased $8.0 million, or 122.5%, from $6.5 million at December 31, 2004, to $14.5 million at June 30, 2005. Non-performing loans increased $7.7 million, or 173.1%, from $4.5 million at December 31, 2004, to $12.2 million at June 30, 2005, and foreclosed assets increased $228,000, or 11.2%, from $2.0 million at December 31, 2004, to $2.3 million at June 30, 2005. As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

NEXT PAGE

         Non-performing Loans. Non-performing loans increased primarily as a result of the addition of five unrelated loan relationships to the non-performing category since December 31, 2004. Four of these relationships were added in the quarter ended March 31, 2005, and were described in the March 2005 Quarterly Report on Form 10-Q. Of these four, the first relationship totals $1.5 million and is secured primarily by an office building, storage building and additional land in the Branson, Missouri, area. Of the $1.5 million total, $886,000 was added in the quarter ended March 31, 2005, with an additional increase of $621,000 during the quarter ended June 30, 2005, due to the movement of two loans to the non-performing category from the potential problem loan category. These loans are part of a larger relationship, which at December 31, 2004, totaled $8.8 million and was included in the Potential Problem Loans category. The second relationship totals $895,000 and is secured primarily by several single-family houses that are completed or under construction in Northwest Arkansas. This relationship totaled $1.9 million at December 31, 2004, and was included in Potential Problem Loans at that time. The relationship has been reduced by approximately $1.0 million since December 31, 2004, through the sale of some of the houses that have been completed. The third relationship totals $744,000 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area. The fourth relationship totals $1.0 million and is secured primarily by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri.

         The increase in non-performing loans during the quarter ended June 30, 2005, was primarily due to the addition of one $3.9 million loan relationship to the non-performing category. This relationship is part of a total $5.7 million relationship which was described in the March 2005 Quarterly Report on Form 10-Q under Potential Problem Loans. The remainder of this relationship is included in Potential Problem Loans at June 30, 2005. The $3.9 million relationship is secured primarily by a nursing home in Missouri. This nursing home has experienced cash flow problems recently.

         Two unrelated credit relationships, totaling $629,000 and $489,000, respectively, were included in non-performing loan totals at December 31, 2004, and remain non-performing loans at June 30, 2005. The $629,000 relationship is secured by a commercial retail shopping center near Branson, Missouri. The $489,000 relationship is secured primarily by a dinner theater in Branson, Missouri, as well as additional real estate collateral and business assets. At June 30, 2005, these seven significant relationships described above accounted for $9.1 million of the non-performing total. Commercial loans comprise $10.4 million, or 85%, of the total $12.2 million non-performing loans at June 30, 2005.

         Foreclosed Assets. Of the total $2.3 million of foreclosed assets at June 30, 2005, foreclosed real estate totaled $1.5 million and repossessed automobiles totaled $759,000. Of the total real estate assets, one relationship accounted for $511,000. This relationship involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This foreclosed asset is currently being marketed for sale.

NEXT PAGE

         Potential Problem Loans. Potential problem loans decreased $6.8 million during the six months ended June 30, 2005 from $23.6 million at December 31, 2004 to $16.8 million at June 30, 2005. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the six months ended June 30, 2005, potential problem loans decreased primarily due to the transfer to the non-performing loan category of portions of three unrelated loan relationships and the removal of one relationship from potential problem loan status due to loan balance reductions and improvements to the credit relationship. At June 30, 2005, three large unrelated relationships make up the majority of the potential problem loan category. The first relationship totals $7.8 million and is secured primarily by vacant land, developed and undeveloped residential subdivisions, and single-family houses used as rental property in the Branson, Missouri, area. This relationship was described as a $7.7 million relationship in the March 2005 Quarterly Report on Form 10-Q in the category Potential Problem Loans. During the quarter ended March 31, 2005, one loan in this relationship, secured by an office building, was moved to the non-performing loans category and is described above. During the quarter ended June 30, 2005, two loans in this relationship, secured by apartments and a storage building, were moved to the non-performing loans category and are described above. The second relationship totals $4.1 million and is secured primarily by a motel in the State of Illinois. Construction of the motel has been completed and it is now operating. Additional funds were disbursed with additional collateral obtained by the Bank. This relationship was described as a $3.8 million relationship in the March 2005 Quarterly Report on Form 10-Q in the category Potential Problem Loans. The third relationship totals $1.6 million in Potential Problem Loans (with an additional $3.9 million included in Non-performing Loans) and is secured primarily by a nursing home in the Springfield, Missouri area. This relationship was described as a $5.7 million relationship in the March 2005 Quarterly Report on Form 10-Q in the category Potential Problem Loans. At June 30, 2005, the three significant relationships described above accounted for $13.6 million of the potential problem loan total.

Non-interest Income

         Total non-interest income increased $404,000, or 6.7%, in the three months ended June 30, 2005 when compared to the three months ended June 30, 2004. The increase was primarily due to: (i) an increase in service charges and ATM fees of $85,000, or 2.5%; (ii) an increase in commissions revenue in the Company's travel, insurance and investment divisions of $262,000, or 12.8%; and (iii) smaller increases and decreases in gains on the sales of loans, loan and commitment fees, late and prepayment charges on loans, loan servicing income, and merchant card fees. The Company continues to see increased revenue as a result of a change during 2003 by the Company to process its ATM transactions in-house and increases in overall usage by customers, primarily in point of sale transactions. Increases in commission revenues occurred primarily in the travel division. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. Subsequent to June 30, 2005, the Company entered into an agreement to acquire a travel company in Columbia, Missouri. The operations of this travel company are not expected to have a material impact on the operating results of the Company.

NEXT PAGE

         Total non-interest income increased $720,000, or 6.2%, in the six months ended June 30, 2005 when compared to the six months ended June 30, 2004. The increase was primarily due to: (i) an increase in service charges and ATM fees of $240,000, or 3.9%; (ii) an increase in commissions revenue in the Company's travel, insurance and investment divisions of $574,000, or 14.4%; and (iii) smaller increases and decreases in gains on the sales of loans, loan and commitment fees, late and prepayment charges on loans, loan servicing income, and merchant card fees. The Company continues to see increased revenue as a result of a change during 2003 by the Company to process its ATM transactions in-house and increases in overall usage by customers, primarily in point of sale transactions. Increases in commission revenues occurred primarily in the travel division. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas.

Non-Interest Expense

         Total non-interest expense increased $1.2 million, or 12.2%, in the three months ended June 30, 2005, when compared to the three months ended June 30, 2004. The increase was primarily due to: (i) an increase of $889,000, or 16.7%, in salaries and employee benefits primarily due to the hiring of additional experienced personnel to fill commercial lending and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening of one new loan production office in 2005 and the hiring of additional personnel in existing loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; and (ii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment, postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. Personnel and facilities costs are expected to increase in the quarter ended September 30, 2005, as the Company completes the previously announced acquisition of three branches in central Missouri.

         Total non-interest expense increased $2.4 million, or 12.8%, in the six months ended June 30, 2005, when compared to the six months ended June 30, 2004. The increase was primarily due to: (i) an increase of $1.9 million, or 18.3%, in salaries and employee benefits primarily due to the hiring of additional experienced personnel to fill commercial lending and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening of one new loan production office in 2005 and the hiring of additional personnel in existing loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; and (ii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment, postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.0% for the three months ended June 30, 2004, to 32.0% for the three months ended June 30, 2005. The decrease was primarily due to higher balances of tax-exempt investment securities and loans.

         Provision for income taxes as a percentage of pre-tax income decreased slightly from 33.0% for the six months ended June 30, 2004, to 32.0% for the six months ended June 30, 2005. The decrease was primarily due to higher balances of tax-exempt investment securities and loans.

NEXT PAGE

Average Balances, Interest Rates and Yields

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $485,000 and $348,000 for the three months ended June 30, 2005 and 2004, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$184,003	$2,486	5.42%	$160,091	$2,005	5.04%
Other residential	118,837	2,063	6.96	111,896	1,788	6.43
Commercial real estate	462,113	7,733	6.71	459,984	6,208	5.43
Construction	371,513	6,133	6.69	226,606	3,367	5.53
Commercial business	100,163	1,670	6.62	94,689	1,302	5.98
Other loans	136,285	2,339	6.88	122,678	2,115	6.93
Industrial revenue bonds(1)	53,103	812	6.14	46,646	755	6.51
Total loans receivable	1,426,017	23,236	6.55	1,222,590	17,540	5.77
Investment securities and other interest-earning assets(1)	421,249	4,302	4.10	328,289	2,957	3.62
Total interest-earning assets	1,847,266	27,538	5.98	1,550,879	20,497	5.31
Noninterest-earning assets:
Cash and cash equivalents	95,877			78,782
Other non-earning assets	24,351			20,357
Total assets	$1,967,494			$1,650,018
Interest-bearing liabilities:
Interest-bearing demand	$ 383,774	1,901	1.99	$ 406,402	1,192	1.18
Time deposits	852,028	6,599	3.11	673,597	2,874	1.71
Total deposits	1,235,802	8,500	2.76	1,079,999	4,066	1.51
Short-term borrowings	163,562	1,179	2.89	98,447	263	1.07
Subordinated debentures issued to capital trust	18,378	235	5.13	18,329	137	3.00
FHLB advances	225,292	2,100	3.74	182,555	1,266	2.78
Total interest-bearing liabilities	1,643,034	12,014	2.93	1,379,330	5,732	1.67
Noninterest-bearing liabilities:
Demand deposits	166,571			136,262
Other liabilities	10,580			7,274
Total liabilities	1,820,185			1,522,866
Stockholders' equity	147,309			127,152
Total liabilities and stockholders' equity	$1,967,494			$1,650,018
Net interest income:
Interest rate spread		$15,524	3.05%		$14,765	3.64%
Net interest margin*			3.37%			3.83%
Average interest-earning assets to average interest-bearing liabilities	112.4%			112.4%

_______________

*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities and industrial revenue bonds, average tax-exempt balances of these assets were $65.2 million and $35.0 million for the three months ended June 30, 2005 and 2004, respectively. Interest income on tax-exempt assets included in this table was $723,000 and $494,000 for the three months ended June 30, 2005 and 2004, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $482,000 and $347,000 for the three months ended June 30, 2005 and 2004, respectively.

NEXT PAGE

Average Balances, Interest Rates and Yields

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $870,000 and $668,000 for the six months ended June 30, 2005 and 2004, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$178,386	$4,766	5.39%	$157,566	$3,977	5.08%
Other residential	118,770	4,066	6.90	112,155	3,599	6.45
Commercial real estate	463,447	14,801	6.44	453,616	12,326	5.46
Construction	350,448	11,146	6.52	217,337	6,480	5.55
Commercial business	102,224	3,304	6.41	91,655	2,529	6.00
Other loans	133,227	4,545	6.88	123,090	4,239	6.93
Industrial revenue bonds(1)	49,875	1,553	6.28	48,240	1,580	6.59
Total loans receivable	1,396,377	44,181	6.38	1,203,659	34,730	5.80
Investment securities and other interest-earning assets(1)	416,448	8,358	4.05	315,679	5,618	3.58
Total interest-earning assets	1,812,825	52,539	5.84	1,519,338	40,348	5.34
Noninterest-earning assets:
Cash and cash equivalents	90,349			70,147
Other non-earning assets	23,931			22,359
Total assets	$1,927,105			$1,611,844
Interest-bearing liabilities:
Interest-bearing demand	$ 380,123	3,503	1.86	$ 388,926	2,260	1.17
Time deposits	829,424	11,821	2.87	678,981	5,879	1.74
Total deposits	1,209,547	15,324	2.55	1,067,907	8,139	1.53
Short-term borrowings	166,935	2,260	2.73	86,909	465	1.08
Subordinated debentures issued to capital trust	18,468	444	4.85	18,419	275	3.00
FHLB advances	215,715	3,856	3.60	177,270	2,497	2.83
Total interest-bearing liabilities	1,610,665	21,884	2.74	1,350,505	11,376	1.69
Noninterest-bearing liabilities:
Demand deposits	159,890			128,093
Other liabilities	11,234			7,806
Total liabilities	1,781,789			1,486,404
Stockholders' equity	145,316			125,440
Total liabilities and stockholders' equity	$1,927,105			$1,611,844
Net interest income:
Interest rate spread		$30,655	3.10%		$28,972	3.65%
Net interest margin*			3.41%			3.83%
Average interest-earning assets to average interest-bearing liabilities	112.6%			112.5%

_______________

*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities and industrial revenue bonds, average tax-exempt balances of these assets were $56.9 million and $21.9 million for the six months ended June 30, 2005 and 2004, respectively. Interest income on tax-exempt assets included in this table was $1.3 million and $657,000 for the six months ended June 30, 2005 and 2004, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $834,000 and $510,000 for the six months ended June 30, 2005 and 2004, respectively.

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

	Three Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 2,527	$3,169	$ 5,696
Investment securities and
other interest-earning assets	425	920	1,345
Total interest-earning assets	2,952	4,089	7,041
Interest-bearing liabilities:
Demand deposits	772	(63)	709
Time deposits	2,807	918	3,725
Total deposits	3,579	855	4,434
Short-term borrowings	658	258	916
Subordinated debentures issued
to capital trust	98	--	98
FHLBank advances	494	340	834
Total interest-bearing liabilities	4,829	1,453	6,282
Net interest income	$(1,877)	$2,636	$ 759

NEXT PAGE

	Six Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 3,625	$5,826	$ 9,451
Investment securities and
other interest-earning assets	797	1,943	2,740
Total interest-earning assets	4,422	7,769	12,191
Interest-bearing liabilities:
Demand deposits	1,293	(50)	1,243
Time deposits	4,432	1,510	5,942
Total deposits	5,725	1,460	7,185
Short-term borrowings	1,123	672	1,795
Subordinated debentures issued
to capital trust	168	1	169
FHLBank advances	757	602	1,359
Total interest-bearing liabilities	7,773	2,735	10,508
Net interest income	$(3,351)	$5,034	$ 1,683

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2005, the Company had commitments of approximately $260 million to fund loan originations, unused lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $148.6 million, or 7.4% of total assets of $2.00 billion at June 30, 2005, compared to equity of $139.2 million, or 7.5%, of total assets of $1.85 billion at December 31, 2004.

NEXT PAGE

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On June 30, 2005, the Bank's Tier 1 risk-based capital ratio was 10.31%, total risk-based capital ratio was 11.57% and the Tier 1 leverage ratio was 8.32%. As of June 30, 2005, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2005, the Company's Tier 1 risk-based capital ratio was 10.46%, total risk-based capital ratio was 11.72% and the leverage ratio was 8.55%. As of June 30, 2005, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

         At June 30, 2005, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $83,000.

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

         Statements of Cash Flows. During the six months ended June 30, 2005 and 2004, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $14.4 million during the six months ended June 30, 2005, and $16.0 million during the six months ended June 30, 2004.

         During the six months ended June 30, 2005 and 2004, investing activities used cash of $152.9 million and $163.4 million, respectively, primarily due to the net increase of loans and investment securities in each period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $143.9 million during the six months ended June 30, 2005 and $152.0 million during the six months ended June 30, 2004. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

NEXT PAGE

         Dividends. During the three months ended June 30, 2005, the Company declared a dividend of $0.13 per share (which was paid in July 2005), or 26% of net income per diluted share, and paid a dividend of $0.12 per share (which was declared in March 2005). During the three months ended June 30, 2004, the Company declared a dividend of $0.11 (which was paid in July 2004), or 23% of net income per diluted share, and paid dividends of $0.10 (which was declared in March 2004).

         During the six months ended June 30, 2005, the Company declared dividends of $0.25 per share, or 26% of net income per diluted share, and paid dividends of $0.24 per share. During the six months ended June 30, 2004, the Company declared dividends of $0.21, or 23% of net income per diluted share, and paid dividends of $0.20. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

         Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2005, the Company repurchased 15,028 shares of its common stock at an average price of $28.89 per share and issued 4,708 shares of stock at an average price of $11.97 per share to cover stock option exercises. During the three months ended June 30, 2004, the Company repurchased 7,589 shares of its common stock at an average price of $43.51 per share and issued 7,223 shares of stock at an average price of $16.25 per share to cover stock option exercises.

         During the six months ended June 30, 2005, the Company repurchased 21,182 shares of its common stock at an average price of $30.76 per share and issued 23,781 shares of stock at an average price of $9.58 per share to cover stock option exercises. During the six months ended June 30, 2004, the Company repurchased 13,942 shares of its common stock at an average price of $45.40 per share and issued 15,076 shares of stock at an average price of $19.80 per share to cover stock option exercises.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2005, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative.

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

NEXT PAGE

         In addition to the disclosures previously made by the Company in the December 31, 2004, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at June 30, 2005.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2005	$ 11.6	2.43%	5.94%
2006	10.0	3.53	5.30
2007	45.0	3.42	3.32
2008	17.6	3.20	3.77
2009	74.8	3.33	3.86
2010	24.8	3.38	3.40
2011	42.6	3.27	3.66
2012	12.6	3.33	4.81
2013	39.3	3.36	4.09
2014	51.5	3.33	3.32
2015	29.7	3.40	4.08
2016	34.5	3.34	5.22
2017	17.3	3.39	5.27
2018	5.0	3.13	4.00
2019	60.0	3.37	4.67
2020	15.0	3.29	4.00
2023	9.0	3.15	5.10
2031	17.3	5.59	9.00

Total Notional Amount	$517.6	3.40%	4.27%

Fair Value	$ 514.6

NEXT PAGE

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of June 30, 2005, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Changes in Securities

         On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the second quarter of 2005 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
April 1, 2005 - April 30, 2005	15,008	$28.89	15,008	211,284
May 1, 2005 - May 31, 2005	20	29.05	20	211,264
June 1, 2005 - June 30, 2005	--	--	--	211,264
	15,028	$28.89	15,028

(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to Vote of Common Stockholders

a) On May 17, 2005, the Company held its Annual Meeting of Stockholders. The results of that meeting are as follows:

1) There were 13,712,645 shares entitled to vote at said meeting.

2) William E. Barclay received 13,062,444 votes for director and Larry D. Frazier received 13,087,584 votes for director. Votes withheld were 394,146 for Mr. Barclay and 369,006 for Mr. Frazier. There were no broker non-votes with respect to this proposal.

3) The stockholders approved the proposal to ratify the engagement of BKD,LLP as the Company's Independent Auditor for 2005. The vote was as follows: For - 13,435,396; Against - 11,172; Abstain - None. There were no broker non-votes with respect to this proposal.

NEXT PAGE

Item 5. Other Information

         None.

Item 6. Exhibits and Financial Statement Schedules

a) Exhibits

See Exhibit Index.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: August 9, 2005	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2005	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index
Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

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