Form 10-Q
period 2005-09-30
GREAT SOUTHERN BANCORP INC
filed 2005-11-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

Yes /X/            No /   /

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes /   /            No /X/

         The number of shares outstanding of each of the registrant's classes of common stock: 13,716,927 shares of common stock, par value $.01, outstanding at November 8, 2005.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash	$ 96,306	$ 91,847
Interest-bearing deposits in other financial institutions	1,054	1,364
Cash and cash equivalents	97,360	93,211
Available-for-sale securities	372,087	355,104
Held-to-maturity securities (fair value $1,618 - September 2005;
$1,632 - December 2004)	1,510	1,545
Mortgage loans held for sale	1,918	671
Loans receivable, net of allowance for loan losses of
$24,045 - September 2005; $23,489 - December 2004	1,488,091	1,333,837
Interest receivable	10,176	8,056
Prepaid expenses and other assets	8,787	7,889
Foreclosed assets held for sale, net	1,970	2,035
Premises and equipment, net	27,187	23,353
Investment in Federal Home Loan Bank stock	11,228	14,438
Refundable income tax	7	504
Deferred income taxes	8,125	5,036
Total Assets	$ 2,028,446	$ 1,845,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,511,712	$ 1,294,838
Federal Home Loan Bank advances	168,765	231,486
Short-term borrowings	157,800	151,591
Subordinated debentures issued to capital trust	18,072	18,548
Accrued interest payable	3,683	2,195
Advances from borrowers for taxes and insurance	1,100	272
Accounts payable and accrued expenses	14,534	7,562
Total Liabilities	1,875,666	1,706,492
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2005 - 13,725,839 shares; December 2004 -
13,698,508 shares	137	137
Additional paid-in capital	17,741	17,816
Retained earnings	137,380	122,120
Accumulated other comprehensive income (loss)	(2,478)	(886)
Total Stockholders' Equity	152,780	139,187
Total Liabilities and Stockholders' Equity	$ 2,028,446	$ 1,845,679

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$ 25,944	$ 18,962	$ 70,125	$ 53,691
Investment securities and other	3,980	3,534	12,338	9,178
TOTAL INTEREST INCOME	29,924	22,496	82,463	62,869
INTEREST EXPENSE
Deposits	10,350	4,601	25,674	12,740
Federal Home Loan Bank advances	1,957	1,659	5,812	4,157
Short-term borrowings	1,348	426	3,609	891
Subordinated debentures issued to capital trust	255	171	699	470
TOTAL INTEREST EXPENSE	13,910	6,857	35,794	18,258
NET INTEREST INCOME	16,014	15,639	46,669	44,611
PROVISION FOR LOAN LOSSES	975	1,200	2,850	3,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,039	14,439	43,819	41,011
NONINTEREST INCOME
Commissions	2,050	1,866	6,610	5,853
Service charges and ATM fees	3,485	3,347	9,900	9,521
Net gains on loan sales	319	203	758	788
Net realized gains (losses) on sales of
available-for-sale securities	89	(363)	66	(371)
Net gain (loss) on sale of fixed assets	(16)	408	(25)	425
Other income	934	346	1,836	1,155
TOTAL NONINTEREST INCOME	6,861	5,807	19,145	17,371
NONINTEREST EXPENSE
Salaries and employee benefits	6,517	5,398	18,872	15,843
Net occupancy and equipment expense	1,911	1,777	5,377	5,198
Postage	504	451	1,447	1,326
Insurance	220	192	663	551
Advertising	232	166	782	574
Office supplies and printing	240	218	675	617
Telephone	260	234	783	674
Legal, audit and other professional fees	348	343	1,026	1,099
Expense on foreclosed assets	88	143	336	401
Other operating expenses	1,070	770	2,762	2,317
TOTAL NONINTEREST EXPENSE	11,390	9,692	32,723	28,600
INCOME BEFORE INCOME TAXES	10,510	10,554	30,241	29,782
PROVISION FOR INCOME TAXES	3,363	3,385	9,677	9,730
NET INCOME	$ 7,147	$ 7,169	$ 20,564	$ 20,052
BASIC EARNINGS PER COMMON SHARE	$.52	$.52	$1.50	$1.46
DILUTED EARNINGS PER COMMON SHARE	$.51	$.51	$1.48	$1.44
DIVIDENDS DECLARED PER COMMON SHARE	$.13	$.11	$.38	$.32

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 20,564	$ 20,052
Proceeds from sales of loans held for sale	49,933	46,995
Originations of loans held for sale	(46,458)	(45,533)
Items not requiring (providing) cash:
Depreciation	2,455	1,986
Amortization	300	144
Provision for loan losses	2,850	3,600
Net gains on loan sales	(758)	(788)
Net (gains) losses on sale of available-for-sale securities	(66)	371
Net (gains) losses on sale of premises and equipment	25	(425)
(Gain) loss on sale of foreclosed assets	(31)	37
Amortization of deferred income, premiums and discounts	(75)	307
Deferred income taxes	(2,231)	(1,099)
Changes in:
Interest receivable	(2,120)	(152)
Prepaid expenses and other assets	(505)	2,866
Accounts payable and accrued expenses	2,624	(1,633)
Income taxes refundable/payable	497	(1,166)
Net cash provided by operating activities	27,004	25,562
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(116,858)	(136,346)
Purchase of loans	(48,935)	(30,895)
Proceeds from sale of student loans	3,676	7,547
Purchase of additional business units	(1,169)	(200)
Purchase of premises and equipment	(6,482)	(5,825)
Proceeds from sale of premises and equipment	168	1,450
Proceeds from sale of foreclosed assets	2,582	10,300
Capitalized costs on foreclosed assets	--	(395)
Proceeds from maturing held-to-maturity securities	35	25
Proceeds from called investment securities	1,839	30,200
Principal reductions on mortgage-backed securities	63,748	47,487
Purchase of held-to-maturity securities	--	--
Proceeds from sale of available-for-sale securities	40,042	87,500
Purchase of available-for-sale securities	(126,358)	(249,168)
(Purchase) redemption of Federal Home Loan Bank stock	3,210	(2,395)
Net cash used in investing activities	(184,502)	(240,715)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	155,413	56,286
Net increase in checking and savings deposits	67,157	64,664
Proceeds from Federal Home Loan Bank advances	4,117,000	2,724,000
Repayments of Federal Home Loan Bank advances	(4,179,721)	(2,676,986)
Net increase in short-term borrowings	6,209	61,271
Advances from borrowers for taxes and insurance	828	770
Purchase of treasury stock	(655)	(894)
Dividends paid	(5,070)	(4,248)
Stock options exercised	486	405
Net cash provided by financing activities	161,647	225,268
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,149	10,115
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,211	74,814
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 97,360	$ 84,929

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2004, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

         For the three months ended September 30, 2005, the travel, insurance and investment divisions reported gross revenues of $1.1 million, $394,000 and $580,000, respectively, and net income of $(24,000), $41,000 and $29,000, respectively. For the three months ended September 30, 2004, the travel, insurance and investment divisions reported gross revenues of $1.0 million, $393,000 and $516,000, respectively, and net income of $2,000, $52,000 and $17,000, respectively. The third calendar quarter of the year is generally a period in which our travel division experiences lower sales revenues and profits than in the other three quarters of the year. In addition, in the quarter ended September 30, 2005, hurricanes in the Gulf of Mexico reduced cruise travel booked by the travel division.

NEXT PAGE

         For the nine months ended September 30, 2005, the travel, insurance and investment divisions reported gross revenues of $3.9 million, $1.1 million and $1.7 million, respectively, and net income of $369,000, $137,000 and $53,000, respectively. For the nine months ended September 30, 2004, the travel, insurance and investment divisions reported gross revenues of $3.2 million, $1.1 million and $1.6 million, respectively, and net income of $186,000, $130,000 and $41,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net income	$ 7,147	$ 7,169	$ 20,564	$ 20,052
Unrealized holding gains (losses),
net of income taxes	(1,372)	3,858	(1,549)	218
Less: reclassification adjustment
for gains (losses) included in
net income, net of income taxes	58	(236)	43	(241)
	(1,430)	4,094	(1,592)	459
Comprehensive income	$ 5,717	$ 11,263	$ 18,972	$ 20,511

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

         The Emerging Issues Task Force (EITF) of FASB previously issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue 03-1 provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF Issue 03-1 attempts to better define whether impairment losses should be recognized on available-for-sale securities prior to sale of the securities. It provides guidance for evaluating whether and when unrealized losses should be deemed "other-than-temporary," requiring immediate recognition of those losses through earnings. In addition, EITF 03-1 requires financial statement disclosure for impaired securities on which an impairment loss has not been recognized, including the amount of unrealized loss and the term of that impairment. Certain portions of EITF 03-1 were delayed in order for the FASB Staff to provide implementation guidance and clarify several issues that were raised by interested parties during the public comment period. FASB ultimately directed the FASB Staff to issue a Staff Position (FSP) in order to complete and codify the guidance on this topic.

NEXT PAGE

         In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP will apply to reporting periods beginning after December 15, 2005, with earlier application permitted. The Company does not believe the adoption of this standard will have a material impact on the financial condition or the results of operation of the Company.

         In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions - in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized expense for stock option plans in the Consolidated Financial Statements (see Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Company's accounting for stock-based compensation). The SEC delayed the required implementation date of SFAS 123(R) for public entities. Implementation of SFAS 123(R) is now required for the Company beginning in the interim period ending March 31, 2006. The Company is currently analyzing this pronouncement to determine the impact on its financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company's stock options. Note 5 of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123.

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

         In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. Generally, this Statement requires retrospective application to prior periods' financial statements of changes in accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on the financial condition or the results of operation of the Company.

NOTE 5: STOCK OPTION PLAN

         The Company has stock-based employee compensation plans which are described more fully in the Company's December 31, 2004 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NEXT PAGE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Net income, as reported	$ 7,147	$ 7,169	$ 20,564	$ 20,052
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(147)	(147)	(437)	(392)
Pro forma net income	$ 7,000	$ 7,022	$ 20,127	$ 19,660
Earnings per share
Basic - as reported	$ .52	$ .52	$ 1.50	$ 1.46
Basic - pro forma	$ .51	$ .51	$ 1.47	$ 1.43
Diluted - as reported	$ .51	$ .51	$ 1.48	$ 1.44
Diluted - pro forma	$ .50	$ .50	$ 1.44	$ 1.41

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

NOTE 8: BRANCH ACQUISITION COMPLETED IN THE CURRENT PERIOD

         In August 2005, the Bank completed the acquisition of three existing bank branches from another banking institution in central Missouri. These branches are located near the Lake of the Ozarks in close proximity to Great Southern's current branches in Buffalo, Lebanon and Osage Beach. Under terms of the agreement, Great Southern acquired substantially all of the assets and assumed substantially all of the liabilities associated with these branches in exchange for a cash payment of approximately $1.9 million. The cash payment consisted of a $1.0 million premium to purchase approximately $36 million in deposits and approximately $900,000 for the acquisition of the real estate and fixed assets of the three branches. In addition, Great Southern acquired approximately $12 million in loans at the three branches at face value. The purchase price was allocated based on the fair values of assets acquired and liabilities assumed.

NEXT PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to access cost-effective funding, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

NEXT PAGE

         Additional discussion of the allowance for loan losses is included in the Company's 2004 Annual Report on Form 10-K and Amendment under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed materially.

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

         In the quarter ended September 30, 2005, Great Southern's total loans increased $46 million, or 3%. For the nine months ended September 30, 2005, Great Southern's total loans increased $156 million, or 11%. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions continue to improve, we believe that we are well positioned to capture loan market share in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction, commercial real estate and multi-family residential loan categories. In the nine months ended September 30, 2005, commercial real estate loan balances increased $10 million in spite of the repayment in total of several loans, and construction loan balances increased $112 million.

         Loan growth continued in our three Loan Production Offices. In the nine months ended September 30, 2005, the Kansas City office originated loans totaling $51 million, of which $30 million was included in the office total outstanding balance of $122 million at September 30, 2005. In the nine months ended September 30, 2005, the Northwest Arkansas office originated loans totaling $72 million, of which $39 million was included in the office total outstanding balance of $117 million at September 30, 2005. In the nine months ended September 30, 2005, the St. Louis office originated loans totaling $78 million, of which $35 million was included in the office total outstanding balance of $35 million at September 30, 2005. Many of these loans are construction loans where the customer has yet to draw the full line.

         In the nine months ended September 30, 2005, the Company attracted deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilized these deposit funds to meet loan demand and reduce outstanding FHLBank advance balances. In the nine months ended September 30, 2005, total deposit balances increased $217 million. Of this total increase, brokered certificate balances increased $122 million, customer checking accounts increased $59 million and retail certificates of deposit increased $36 million. Included in these increases were approximately $18 million of checking balances and $18 million of certificate of deposit balances which were added as the result of the acquisition of three branches during the quarter ended September 30, 2005. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

NEXT PAGE

         Our ability to fund growth in future periods may also be dependent on our ability to continue to access brokered deposits and Federal Home Loan Bank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and Federal Home Loan Bank advances to fund these loans. These types of funding have been attractive to us because we can create variable rate funding which more closely matches the variable rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these funding sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

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

         In the second half of 2004 and throughout 2005, the Board of Governors of the Federal Reserve System (the "FRB") began to increase short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, began to increase in conjunction with these increases by the FRB. By September 30, 2005, the FRB had raised the Federal Funds rates by 2.75% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition during this period, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets.

NEXT PAGE

         The effect of these factors began to be seen in the fourth quarter of 2004 in the form of net interest margin compression. This margin compression continued and accelerated in the first quarter of 2005, with the net interest margin declining further. During the quarter ended September 30, 2005, our net interest margin experienced modest additional compression, falling to 3.33% from 3.37% in the quarter ended June 30, 2005. Reasons for this margin compression were discussed in the Company's 2004 Annual Report on Form 10-K and in previous Quarterly Reports on Form 10-Q.

         The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment penalties on loans, and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

         In the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, non-interest income increased primarily due to increases in prepayment penalties on loans, commission revenues earned by the Company's travel, insurance and investment divisions and increases in service charges and overdraft fees. Fees from service charges and overdrafts will likely remain fairly flat in 2005 compared to 2004 as we expect that retail checking account growth will slow in 2005. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which will not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain slightly above 2004 levels in 2005, assuming no substantial shocks occur in the financial markets or the travel industry. Most of the increase in commission revenue in the quarter and nine months ended September 30, 2005, was attributable to the travel division. The third calendar quarter of the year is generally a period in which our travel division experiences lower sales revenues than in the other three quarters of the year. In addition, in the quarter ended September 30, 2005, hurricanes in the Gulf of Mexico reduced cruise travel booked by the travel division. During the quarter ended September 30, 2005, two groups of loans paid off prior to maturity and resulted in penalties received by the Bank of $500,000.

         In the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, operating expenses increased primarily in the category of salaries and benefits with smaller increases in some of the other expense categories such as occupany and equipment expense, postage, insurance, telephone and advertising and public relations. We anticipate that the remainder of 2005 will be fairly consistent with the expenses recorded in the third quarter of 2005; however, third quarter 2005 expenses included $235,000 in expenses related to the acquisition of the bank branches and a travel company. Employee costs and occupancy expenses may increase as we continue to add new branches in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In the fourth quarter of 2005, we expect to open our first branch location in Republic, Missouri, outside Springfield. We have purchased land and a building in Lee's Summit, Missouri, outside Kansas City, and expect to open our first full-service branch in that market in the first half of 2006. In addition, we have opened a loan production office in St. Louis to serve new and existing customers in that metropolitan area. We anticipate that lending opportunities will continue to increase in our existing loan production offices in Kansas City and Northwest Arkansas and we will increase staffing as needed in these offices to meet demand for commercial and residential loans.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

         During the nine months ended September 30, 2005, the Company increased total assets by $183 million to $2.03 billion. Net loans increased by $154 million. The main loan areas experiencing increases were commercial and residential construction loans. Commercial real estate, commercial business, single-family residential and consumer loans increased slightly in the nine months. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's three loan production offices. In addition, loan growth should continue as we deepen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities increased by $17 million, which was primarily an increase in mortgage-backed securities and an increase in tax-exempt securities issued by states and municipalities. These securities were purchased to collateralize public funds deposits and customer repurchase agreements. The Company expects to continue to add available-for-sale securities as its overall assets increase. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. As market interest rates are generally expected to continue to increase in the near term, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment.

NEXT PAGE

         Total liabilities increased $169 million from December 31, 2004 to $1.88 billion at September 30, 2005. Deposits increased $217 million and short-term borrowings increased $6 million. Partially offsetting these increases, FHLBank advances decreased $63 million. The increase in short-term borrowings was primarily the result of overnight borrowings utilized by the Company. FHLBank advances decreased from $231 million at December 31, 2004, to $169 million at September 30, 2005. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Retail certificates of deposit increased $36 million, to $370 million. Approximately $18 million of this increase was the result of certificate of deposit balances added during the quarter ended September 30, 2005, from three bank branches acquired by Great Southern. Total brokered deposits were $576 million at September 30, 2005, up from $457 million at December 31, 2004. The weighted average interest rate of these brokered deposits was approximately 3.12% during the nine months ended September 30, 2005. The weighted average interest rate of the retail certificate of deposit portfolio was approximately 3.04% during the nine months ended September 30, 2005. Most of the brokered certificate portfolio has a maturity date in excess of five years from the date of issue, with the Company having the right to redeem the certificates semiannually after an initial period of usually one year or less. These brokered certificates generally have a longer maturity than the Company's retail certificates and therefore generally have a higher stated interest rate to the customer. However, this rate paid to the customer is not the effective rate paid by the Company, due to the Company's interest rate swaps. The effective cost to the Company is the variable interest rate paid by the Company to the interest rate swap counterparty. This rate generally approximates the three-month LIBOR rate. Management continues to feel that FHLBank advances and brokered deposits are viable alternatives to retail deposits when factoring in all the costs associated with the generation and maintenance of additional retail deposits. Interest-bearing checking balances increased $38 million in the nine months ended September 30, 2005, to $384 million. Checking account balances totaled $566 million at September 30, 2005, up from $507 million at December 31, 2004. Approximately $18 million of this increase was the result of checking account balances added during the quarter ended September 30, 2005, from three bank branches acquired by Great Southern.

         Stockholders' equity increased $13.6 million from $139.2 million at December 31, 2004 to $152.8 million at September 30, 2005. Net income for the nine months ended September 30, 2005, was $20.6 million, partially offset by a decrease of $1.6 million in accumulated other comprehensive income, dividends declared of $5.2 million and net repurchases of the Company's common stock of $169,000. During the nine months ended September 30, 2005, the Company repurchased 21,273 shares of its common stock at an average price of $30.77 per share and issued 48,604 shares at an average price of $9.83 per share to cover stock option exercises.

NEXT PAGE

         In the nine months ended September 30, 2005, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2005 and 2004

General

         The decrease in earnings of $22,000, or 0.3%, during the three months ended September 30, 2005, compared to the three months ended September 30, 2004, was primarily due to an increase in non-interest expense of $1.7 million, or 17.5%, partially offset by an increase in net interest income of $375,000, or 2.4%, an increase in non-interest income of $1.1 million, or 18.2%, and a decrease in provision for loan losses of $225,000, or 18.8%.

         The increase in earnings of $512,000, or 2.6%, during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily due to an increase in net interest income of $2.1 million, or 4.6%, an increase in non-interest income of $1.8 million, or 10.2%, and a decrease in provision for loan losses of $750,000, or 20.8%, partially offset by an increase in non-interest expense of $4.1 million, or 14.4%.

Total Interest Income

         Total interest income increased $7.4 million, or 33.0%, during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase was due to a $7.0 million, or 36.8%, increase in interest income on loans and a $446,000, or 12.6%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average balances and higher average rates of interest.

NEXT PAGE

         Total interest income increased $19.6 million, or 31.2%, during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was due to a $16.4 million, or 30.6%, increase in interest income on loans and a $3.2 million, or 34.4%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average balances and higher average rates of interest.

Interest Income - Loans

         During the three months ended September 30, 2005 compared to the three months ended September 30, 2004, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $3.3 million as the result of higher average loan balances from $1.29 billion during the three months ended September 30, 2004 to $1.50 billion during the three months ended September 30, 2005. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending, commercial business lending and consumer lending. Through 2003 and the first half of 2004, the Bank's one- to four-family residential loan portfolio had decreased due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market. Beginning in 2004 and into 2005, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank usually retains. In addition, loan refinancing, which tended to be primarily into lower fixed-rate products, slowed dramatically in 2004 and 2005 compared to previous years as market interest rates increased.

         Interest income increased $3.6 million as the result of higher average interest rates. The average yield on loans increased from 5.83% during the three months ended September 30, 2004, to 6.86% during the three months ended September 30, 2005. Loan rates were generally low in 2004, as a result of decreases in market rates of interest, primarily the "prime rate" of interest from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime based loans which have interest rate floors. During 2004, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. By September 30, 2005, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended September 30, 2005, the average yield on loans was 6.86% versus an average prime rate for the period of 6.42%, or a difference of 44 basis points. In the three months ended September 30, 2004, the average yield on loans was 5.83% versus an average prime rate for the period of 4.41%, or a difference of 142 basis points.

         During the nine months ended September 30, 2005 compared to September 30, 2004, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $9.2 million as the result of higher average loan balances from $1.23 billion during the nine months ended September 30, 2004 to $1.43 billion during the nine months ended September 30, 2005. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending, commercial business lending and consumer lending. One- to four-family residential loans increased as well, for the reasons given in the discussion of the three-month period above.

NEXT PAGE

         Interest income increased $7.2 million as the result of higher average interest rates. The average yield on loans increased from 5.81% during the nine months ended September 30, 2004, to 6.55% during the nine months ended September 30, 2005. Loan rates were generally low in 2004, as a result of decreases in market rates of interest, primarily the "prime rate" of interest from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. As discussed previously, the Company has a portfolio of prime based loans which have interest rate floors. During 2004, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. By September 30, 2005, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the nine months ended September 30, 2005, the average yield on loans was 6.55% versus an average prime rate for the period of 5.93%, or a difference of 62 basis points. In the nine months ended September 30, 2004, the average yield on loans was 5.81% versus an average prime rate for the period of 4.14%, or a difference of 167 basis points.

Interest Income - Investments and Other Interest-earning Deposits

         Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the three months ended September 30, 2005, when compared to the three months ended September 30, 2004. Interest income increased $427,000 as a result of an increase in average balances from $363 million during the three months ended September 30, 2004, to $406 million during the three months ended September 30, 2005. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging for public fund deposit accounts and under customer repurchase agreements. In 2005 and 2004, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield relative to the fixed-rate securities at the time of purchase. As these securities reach interest rate reset dates, their rates should increase along with market interest rate increases. As market interest rates are generally expected to increase further in the near term, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. In addition, the Company also increased its balance of tax-exempt securities issued by states and municipalities by approximately $21 million from September 30, 2004 to September 30, 2005. These securities generally have coupon yields which are comparable to the variable-rate mortgage-backed securities which the Company purchased; however, the tax-equivalent yield is typically higher.

         Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the nine months ended September 30, 2005, when compared to the nine months ended September 30, 2004. Interest income increased $2.4 million as a result of an increase in average balances from $332 million during the nine months ended September 30, 2004, to $413 million during the nine months ended September 30, 2005. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging for public fund deposit accounts and under customer repurchase agreements. Interest income also increased $784,000 as a result of an increase in average interest rates from 3.70% during the nine months ended September 30, 2004, to 4.00% during the nine months ended September 30, 2005. In 2005 and 2004, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield relative to the fixed-rate securities at the time of purchase. In addition, the Company also increased its balance of tax-exempt securities issued by states and municipalities by approximately $21 million from September 30, 2004 to September 30, 2005.

NEXT PAGE

Total Interest Expense

         Total interest expense increased $7.1 million, or 102.9%, during the three months ended September 30, 2005, when compared with the three months ended September 30, 2004, primarily due to an increase in interest expense on deposits of $5.7 million, or 125.0%, an increase in interest expense on FHLBank advances of $298,000, or 18.0%, an increase in interest expense on short-term borrowings of $922,000, or 216.4%, and an increase in interest expense on subordinated debentures issued to capital trust of $84,000, or 49.1%.

         Total interest expense increased $17.5 million, or 96.0%, during the nine months ended September 30, 2005, when compared with the nine months ended September 30, 2004, primarily due to an increase in interest expense on deposits of $12.9 million, or 101.5%, an increase in interest expense on FHLBank advances of $1.7 million, or 39.8%, an increase in interest expense on short-term borrowings of $2.7 million, or 305.1%, and an increase in interest expense on subordinated debentures issued to capital trust of $229,000, or 48.7%.

Interest Expense - Deposits

         Interest on demand deposits increased $970,000 due to an increase in average rates from 1.23% during the three months ended September 30, 2004, to 2.25% during the three months ended September 30, 2005. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and all of 2005. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB started raising short-term interest rates. The Company continued to increase its checking balances in 2005 through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances decreased slightly due to normal fluctuations in customer accounts in the three months ended September 30, 2005 versus the three months ended September 30, 2004. However, average noninterest-bearing demand balances increased from $145 million in the three months ended September 30, 2004, to $182 million in the three months ended September 30, 2005.

         Interest expense on deposits increased $3.4 million as a result of an increase in average rates of interest on time deposits from 1.92% during the three months ended September 30, 2004, to 3.46% during the three months ended September 30, 2005. Interest expense on deposits also increased $1.4 million due to an increase in average balances of time deposits from $706 million during the three months ended September 30, 2004, to $941 million during the three months ended September 30, 2005. Market rates of interest on new certificates began to increase in the latter half of 2004 and into 2005 as the FRB started raising short-term interest rates. In 2004 and 2005, the Company increased its balances of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates.

NEXT PAGE

         Interest on demand deposits increased $2.3 million due to an increase in average rates from 1.19% during the nine months ended September 30, 2004, to 1.99% during the nine months ended September 30, 2005. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and all of 2005. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the Federal Reserve Board ("FRB") started raising short-term interest rates. The Company continued to increase its checking balances in 2005 through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were little changed in the nine months ended September 30, 2005 versus the nine months ended September 30, 2004. However, average noninterest-bearing demand balances increased from $134 million in the nine months ended September 30, 2004, to $167 million in the nine months ended September 30, 2005.

         Interest expense on deposits increased $7.9 million as a result of an increase in average rates of interest on time deposits from 1.80% during the nine months ended September 30, 2004, to 3.09% during the nine months ended September 30, 2005. Interest expense on deposits also increased $2.9 million due to an increase in average balances of time deposits from $688 million during the nine months ended September 30, 2004, to $867 million during the nine months ended September 30, 2005. Market rates of interest on new certificates began to increase in the latter half of 2004 and into 2005 as the FRB started raising short-term interest rates. In 2004 and 2005, the Company increased its balances of brokered certificates of deposit to fund loan growth.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

         During the three months ended September 30, 2005 compared to the three months ended September 30, 2004, interest expense on FHLBank advances increased due to higher average interest rates, partially offset by lower average balances. Interest expense on FHLBank advances increased $533,000 due to an increase in average interest rates from 2.58% in the three months ended September 30, 2004, to 4.11% in the three months ended September 30, 2005. Interest expense on FHLBank advances decreased $235,000 due to a decrease in average balances from $256 million during the three months ended September 30, 2004, to $189 million during the three months ended September 30, 2005. The increase in FHLBank advances was offset by increases in the Company's deposits. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

         Interest expense on FHLBank advances increased $1.6 million due to an increase in average interest rates from 2.72% in the nine months ended September 30, 2004, to 3.76% in the nine months ended September 30, 2005. Interest expense on FHLBank advances increased $60,000 due to an increase in average balances from $204 million during the nine months ended September 30, 2004, to $207 million during the nine months ended September 30, 2005. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

         Interest expense on short-term borrowings increased $260,000 due to an increase in average balances from $108 million during the three months ended September 30, 2004, to $157 million during the three months ended September 30, 2005. In addition, average rates on short-term borrowings increased from 1.57% in the three months ended September 30, 2004, to 3.41% in the three months ended September 30, 2005, resulting in increased interest expense of $662,000. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and all of 2005. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase in 2005 as the FRB has been raising short-term interest rates.

NEXT PAGE

         Interest expense on short-term borrowings increased $975,000 due to an increase in average balances from $94 million during the nine months ended September 30, 2004, to $164 million during the nine months ended September 30, 2005. In addition, average rates on short-term borrowings increased from 1.27% in the nine months ended September 30, 2004, to 2.95% in the nine months ended September 30, 2005, resulting in increased interest expense of $1.7 million. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. The average interest rates increased due to higher overall market rates of interest in the last half of 2004 and all of 2005. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase in 2005 as the FRB has been raising short-term interest rates.

         Interest expense on subordinated debentures issued to capital trust increased $89,000 due to increases in average rates from 3.62% in the three months ended September 30, 2004, to 5.54% in the three months ended September 30, 2005. Interest expense on subordinated debentures issued to capital trust increased $241,000 due to increases in average rates from 3.32% in the nine months ended September 30, 2004, to 5.08% in the nine months ended September 30, 2005. The average rate on these subordinated debentures is likely to continue to increase in the near term as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. LIBOR rates are expected to remain higher in 2005 than in 2004.

Net Interest Income

         The Company's overall average interest rate spread decreased 60 basis points, or 16.9%, from 3.55% during the three months ended September 30, 2004, to 2.95% during the three months ended September 30, 2005. The decrease was due to a 143 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by an 83 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 43 basis points, or 11.4%, from 3.76% during the three months ended September 30, 2004, to 3.33% during the three months ended September 30, 2005. In comparing the two periods, the yield on loans increased 103 basis points while the yield on investment securities and other interest-earning assets increased 2 basis points. The rate paid on deposits increased 144 basis points, the rate paid on FHLBank advances increased 153 basis points, the rate paid on short-term borrowings increased 184 basis points, and the rate paid on subordinated debentures issued to capital trust increased 192 basis points.

         The prime rate of interest averaged 4.41% during the three months ended September 30, 2004, compared to an average of 6.42% during the three months ended September 30, 2005. During the first half of 2004, the prime rate of interest was 4.00%. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stood at 6.75% at September 30, 2005. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in 2005 compared to 2004. This trend is expected to continue in the near term as the FRB again raised short-term interest rates in November 2005 and may further increase rates.

NEXT PAGE

         The Company's overall average interest rate spread decreased 56 basis points, or 15.5%, from 3.61% during the nine months ended September 30, 2004, to 3.05% during the nine months ended September 30, 2005. The decrease was due to a 118 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 62 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 43 basis points, or 11.3%, from 3.81% during the nine months ended September 30, 2004, to 3.38% during the nine months ended September 30, 2005. In comparing the two periods, the yield on loans increased 74 basis points while the yield on investment securities and other interest-earning assets increased 30 basis points. The rate paid on deposits increased 117 basis points, the rate paid on FHLBank advances increased 104 basis points, the rate paid on short-term borrowings increased 168 basis points, and the rate paid on subordinated debentures issued to capital trust increased 176 basis points.

         The prime rate of interest averaged 4.14% during the nine months ended September 30, 2004, compared to an average of 5.93% during the nine months ended September 30, 2005. During the first half of 2004, the prime rate of interest was 4.00%. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stood at 6.75% at September 30, 2005.

         Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly higher in the three and nine months ended September 30, 2005 compared to the 2004 periods. Interest costs on these liabilities began to increase in the latter half of 2004 as a result of rising short-term market interest rates, primarily increases by the FRB. These interest costs are likely to continue to increase in the near term. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

         The provision for loan losses decreased $225,000 from $1.2 million during the three months ended September 30, 2004 to $975,000 during the three months ended September 30, 2005. The allowance for loan losses decreased $284,000, or 1.2%, to $24.0 million at September 30, 2005 compared to $24.3 million at June 30, 2005. Net charge-offs were $1.3 million in the three months ended September 30, 2005 versus $575,000 in the three months ended September 30, 2004.

         The provision for loan losses decreased $750,000 from $3.6 million during the nine months ended September 30, 2004 to $2.9 million during the nine months ended September 30, 2005. The allowance for loan losses increased $556,000, or 2.4%, to $24.0 million at September 30, 2005 compared to $23.5 million at December 31, 2004. Net charge-offs were $2.3 million in the nine months ended September 30, 2005 versus $1.8 million in the nine months ended September 30, 2004.

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

         The Bank's allowance for loan losses as a percentage of total loans was 1.59%, 1.66% and 1.79% at September 30, 2005, June 30, 2005, and December 31, 2004, respectively. The reduction in this percentage is due to growth in the Company's loan portfolio as the allowance for loan losses increased $556,000 during the nine months ended September 30, 2005. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

         Non-performing assets increased $9.2 million, or 140.9%, from $6.5 million at December 31, 2004, to $15.7 million at September 30, 2005. Non-performing loans increased $9.2 million, or 206.4%, from $4.5 million at December 31, 2004, to $13.7 million at September 30, 2005, while foreclosed assets remained constant at $2.0 million. As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

         Non-performing Loans. Non-performing loans increased primarily as a result of the addition of six unrelated loan relationships to the non-performing category since December 31, 2004. Five of these relationships were added in the quarters ended June 30 and March 31, 2005, and were described in the June 2005 and March 2005 Quarterly Reports on Form 10-Q. Of these five, the first relationship totals $813,000 and is secured primarily by an office building, apartments and storage building in the Branson, Missouri, area. These loans are part of a larger relationship, which at December 31, 2004, totaled $8.8 million and was included in the Potential Problem Loans category at that time. The second relationship totals $873,000 and is secured primarily by several single-family houses that are completed or under construction in Northwest Arkansas. This relationship totaled $1.9 million at December 31, 2004, and was included in Potential Problem Loans at that time. The relationship has been reduced by approximately $1.0 million since December 31, 2004, through the sale of some of the houses that have been completed. The third relationship totals $744,000 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area. The fourth relationship totals $1.0 million and is secured primarily by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri. The fifth relationship totals $3.9 million and is secured primarily by a nursing home in Missouri. This nursing home has experienced cash flow problems recently. This relationship is part of a total $5.7 million relationship which was described in the March 2005 Quarterly Report on Form 10-Q under Potential Problem Loans. The remainder of this relationship is included in Potential Problem Loans at September 30, 2005.

NEXT PAGE

         The increase in non-performing loans during the quarter ended September 30, 2005, was primarily due to the addition of one $2.0 million loan relationship to the non-performing category. This relationship is secured by commercial real estate of an automobile dealership and additional real estate collateral in Missouri. During the quarter ended September 30, 2005, the loan relationship balance was reduced $675,000, to $2.0 million, through a charge-off against the allowance for loan losses.

         Two unrelated credit relationships, totaling $620,000 and $469,000, respectively, were included in non-performing loan totals at December 31, 2004, and remain non-performing loans at September 30, 2005. The $620,000 relationship is secured by a commercial retail shopping center near Branson, Missouri. The $469,000 relationship is secured primarily by a dinner theater in Branson, Missouri, as well as additional real estate collateral and business assets. At September 30, 2005, these eight significant relationships described above accounted for $10.4 million of the non-performing total. Commercial real estate and business loans comprise $12.1 million, or 88%, of the total $13.7 million non-performing loans at September 30, 2005.

         Foreclosed Assets. Of the total $2.0 million of foreclosed assets at September 30, 2005, foreclosed real estate totaled $1.3 million and repossessed automobiles totaled $675,000. Of the total real estate assets, one relationship accounted for $511,000. This relationship involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This foreclosed asset has been marketed for sale and currently has an offer pending.

         Potential Problem Loans. Potential problem loans decreased $2.2 million during the nine months ended September 30, 2005 from $23.6 million at December 31, 2004 to $21.4 million at September 30, 2005. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the nine months ended September 30, 2005, potential problem loans decreased primarily due to the transfer to the non-performing loan category of portions of three unrelated loan relationships and the removal of one relationship from potential problem loan status due to loan balance reductions and improvements to the credit relationship. At September 30, 2005, four large unrelated relationships make up the majority of the potential problem loan category. The first relationship totals $7.5 million and is secured primarily by vacant land, developed and undeveloped residential subdivisions, and single-family houses used as rental property in the Branson, Missouri, area. This relationship was described as a $7.8 million relationship in the June 2005 Quarterly Report on Form 10-Q in the category Potential Problem Loans. During the quarter ended March 31, 2005, one loan in this relationship, secured by an office building, was moved to the non-performing loans category and is described above. The second relationship totals $4.1 million and is secured primarily by a motel in the State of Illinois. Construction of the motel has been completed and it is now operating. This relationship was described as a $4.1 million relationship in the June 2005 Quarterly Report on Form 10-Q in the category Potential Problem Loans. The third relationship totals $1.6 million in Potential Problem Loans (with an additional $3.9 million included in Non-performing Loans) and is secured primarily by a nursing home in the Springfield, Missouri area. This relationship was described as a $1.6 million relationship in the June 2005 Quarterly Report on Form 10-Q in the category Potential Problem Loans. The fourth relationship was added to the Potential Problem Loans category during the quarter ended September 30, 2005, and totals $3.1 million at September 30, 2005. The relationship is secured primarily by a townhome development in the Kansas City, Missouri, area. The project has experienced cash flow problems recently due to vacancies in some of the units. Several of the tenants were military personnel who have been redeployed to other locations. At September 30, 2005, the four significant relationships described above accounted for $16.3 million of the potential problem loan total.

NEXT PAGE

Non-interest Income

         Total non-interest income increased $1.1 million, or 18.2%, in the three months ended September 30, 2005 when compared to the three months ended September 30, 2004. The increase was primarily due to: (i) an increase in prepayment penalties on loans of $530,000 primarily as a result of the early repayment of two groups of loans with total penalties of $500,000; (ii) an increase in service charges and ATM fees of $138,000, or 4.1%; (iii) an increase in commissions revenue in the Company's travel, insurance and investment divisions of $184,000, or 9.9%; and (iv) smaller increases and decreases in gains on the sales of loans, loan and commitment fees, late charges on loans, loan servicing income, and merchant card fees. The Company continues to see increased revenue as a result of a change during 2003 by the Company to process its ATM transactions in-house and increases in overall usage by customers, primarily in point of sale transactions. Increases in commission revenues occurred primarily in the travel division. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In August 2005, the Company completed its acquisition of a travel company in Columbia, Missouri. The operations of this travel company are now included in the operating results of the Company.

         Total non-interest income increased $1.8 million, or 10.2%, in the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. The increase was primarily due to: (i) an increase in prepayment penalties on loans of $530,000 primarily as a result of the early repayment of two groups of loans with total penalties of $500,000; (ii) an increase in service charges and ATM fees of $379,000, or 4.0%; (iii) an increase in commissions revenue in the Company's travel, insurance and investment divisions of $757,000, or 12.9%; and (iv) smaller increases and decreases in gains on the sales of loans, loan and commitment fees, late charges on loans, loan servicing income, and merchant card fees. The Company continues to see increased revenue as a result of a change during 2003 by the Company to process its ATM transactions in-house and increases in overall usage by customers, primarily in point of sale transactions. Increases in commission revenues occurred primarily in the travel division for the reasons discussed above.

Non-interest Expense

         Total non-interest expense increased $1.7 million, or 17.5%, in the three months ended September 30, 2005, when compared to the three months ended September 30, 2004. The increase was primarily due to: (i) an increase of $1.1 million, or 20.7%, in salaries and employee benefits primarily due to the hiring of additional experienced personnel to fill commercial lending and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening of one new loan production office in 2005 and the hiring of additional personnel in existing loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; and (ii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment, postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. During the quarter ended September 30, 2005, Great Southern completed the acquisitions of three bank branches and a travel company in central Missouri. Expenses related to the acquisition of the bank branches and the travel company increased third quarter 2005 expenses by $235,000. In addition, third quarter 2005 expenses increased $170,000 related to the ongoing operations of these branches and travel office. Like many other employers, the cost of health insurance premiums and retirement plans for the Company continues to rise and added $230,000 in expenses in the third quarter of 2005 compared to the same quarter in 2004.

NEXT PAGE

         Total non-interest expense increased $4.1 million, or 14.4%, in the nine months ended September 30, 2005, when compared to the nine months ended September 30, 2004. The increase was primarily due to: (i) an increase of $3.0 million, or 19.1%, in salaries and employee benefits primarily due to the hiring of additional experienced personnel to fill commercial lending and branch supervisory positions, increased incentives paid to investment and travel personnel due to increased commission revenue generated, the opening of one new loan production office in 2005 and the hiring of additional personnel in existing loan production offices, increased costs for health insurance and pension benefits, and normal merit increases for existing employees; and (ii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment, postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. During the quarter ended September 30, 2005, Great Southern completed the acquisitions of three bank branches and a travel company in central Missouri. Expenses related to the acquisition of the bank branches and the travel company increased third quarter 2005 expenses by $235,000. In addition, third quarter 2005 expenses increased $170,000 related to the ongoing operations of these branches and travel office. Like many other employers, the cost of health insurance premiums and retirement plans for the Company continues to rise and added $550,000 in expenses in the nine months ended September 30, 2005 compared to the same period in 2004.

Provision for Income Taxes

         Provision for income taxes as a percentage of pre-tax income remained the same at 32.0% for the three months ended September 30, 2005 and 2004.

Provision for income taxes as a percentage of pre-tax income decreased slightly from 32.7% for the nine months ended September 30, 2004, to 32.0% for the nine months ended September 30, 2005. The decrease was primarily due to higher balances of tax-exempt investment securities and loans.

NEXT PAGE

Average Balances, Interest Rates and Yields

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $582,000 and $342,000 for the three months ended September 30, 2005 and 2004, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$177,936	$2,708	6.04%	$162,735	$2,104	5.14%
Other residential	124,657	2,330	7.41	113,519	1,877	6.58
Commercial real estate	489,145	8,545	6.93	474,752	6,632	5.56
Construction	404,133	7,232	6.96	263,218	3,988	5.68
Commercial business	108,886	1,911	7.10	103,194	1,475	6.03
Other loans	141,802	2,382	6.66	127,699	2,152	6.70
Industrial revenue bonds(1)	54,880	836	6.05	47,784	734	6.11
Total loans receivable	1,501,439	25,944	6.86	1,292,901	18,962	5.83
Investment securities and other interest-earning assets(1)	405,547	3,980	3.89	362,975	3,534	3.87
Total interest-earning assets	1,906,986	29,924	6.23	1,655,876	22,496	5.40
Noninterest-earning assets:
Cash and cash equivalents	93,629			81,964
Other non-earning assets	28,510			22,799
Total assets	$2,029,125			$1,760,639
Interest-bearing liabilities:
Interest-bearing demand	$ 377,261	2,136	2.25	$ 385,483	1,191	1.23
Time deposits	940,597	8,214	3.46	705,643	3,410	1.92
Total deposits	1,317,858	10,350	3.12	1,091,126	4,601	1.68
Short-term borrowings	156,883	1,348	3.41	107,675	426	1.57
Subordinated debentures issued to capital trust	18,256	255	5.54	18,773	171	3.62
FHLB advances	188,883	1,957	4.11	256,235	1,659	2.58
Total interest-bearing liabilities	1,681,880	13,910	3.28	1,473,809	6,857	1.85
Noninterest-bearing liabilities:
Demand deposits	182,005			145,317
Other liabilities	12,321			9,467
Total liabilities	1,876,206			1,628,593
Stockholders' equity	152,919			132,046
Total liabilities and stockholders' equity	$2,029,125			$1,760,639
Net interest income:
Interest rate spread		$16,014	2.95%		$15,639	3.55%
Net interest margin*			3.33%			3.76%
Average interest-earning assets to average interest-bearing liabilities	113.4%			112.4%

_______________

*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities and industrial revenue bonds, average tax-exempt investment balances of these assets were $70.8 million and $43.7 million for the three months ended September 30, 2005 and 2004, respectively. Interest income on tax-exempt assets included in this table was $786,000 and $369,000 for the three months ended September 30, 2005 and 2004, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $614,000 and $271,000 for the three months ended September 30, 2005 and 2004, respectively.

NEXT PAGE

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $1.5 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$178,234	$7,571	5.68%	$159,302	$6,106	5.12%
Other residential	120,754	6,395	7.08	112,613	5,476	6.50
Commercial real estate	472,107	23,347	6.61	460,713	18,958	5.50
Construction	368,540	18,378	6.67	232,742	10,468	5.60
Commercial business	104,469	5,215	6.67	95,529	4,002	6.01
Other loans	136,117	6,830	6.71	124,637	6,366	6.82
Industrial revenue bonds(1)	51,561	2,389	6.19	48,087	2,315	6.43
Total loans receivable	1,431,782	70,125	6.55	1,233,623	53,691	5.81
Investment securities and other interest-earning assets(1)	412,775	12,338	4.00	331,559	9,178	3.70
Total interest-earning assets	1,844,557	82,463	5.98	1,565,182	62,869	5.36
Noninterest-earning assets:
Cash and cash equivalents	91,454			74,115
Other non-earning assets	25,474			22,507
Total assets	$1,961,485			$1,661,804
Interest-bearing liabilities:
Interest-bearing demand	$ 379,159	5,639	1.99	$ 387,770	3,450	1.19
Time deposits	866,889	20,035	3.09	687,933	9,290	1.80
Total deposits	1,246,048	25,674	2.75	1,075,703	12,740	1.58
Short-term borrowings	163,547	3,609	2.95	93,882	891	1.27
Subordinated debentures issued to capital trust	18,397	699	5.08	18,892	470	3.32
FHLB advances	206,673	5,812	3.76	203,784	4,157	2.72
Total interest-bearing liabilities	1,634,665	35,794	2.93	1,392,261	18,258	1.75
Noninterest-bearing liabilities:
Demand deposits	167,342			133,876
Other liabilities	11,600			8,009
Total liabilities	1,813,607			1,534,146
Stockholders' equity	147,878			127,658
Total liabilities and stockholders' equity	$1,961,485			$1,661,804
Net interest income:
Interest rate spread		$46,669	3.05%		$44,611	3.61%
Net interest margin*			3.38%			3.81%
Average interest-earning assets to average interest-bearing liabilities	112.8%			112.4%

_______________

*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities and industrial revenue bonds, average tax-exempt balances of these assets were $62.0 million and $27.6 million for the nine months ended September 30, 2005 and 2004, respectively. Interest income on tax-exempt assets included in this table was $2.1 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.6 million and $974,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 3,633	$3,349	$ 6,982
Investment securities and
other interest-earning assets	19	427	446
Total interest-earning assets	3,652	3,776	7,428
Interest-bearing liabilities:
Demand deposits	970	(25)	945
Time deposits	3,395	1,409	4,804
Total deposits	4,365	1,384	5,749
Short-term borrowings	662	260	922
Subordinated debentures issued
to capital trust	89	(5)	84
FHLBank advances	533	(235)	298
Total interest-bearing liabilities	5,649	1,404	7,053
Net interest income	$(1,997)	$2,372	$ 375

NEXT PAGE

	Nine Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 7,236	$9,198	$16,434
Investment securities and
other interest-earning assets	784	2,376	3,160
Total interest-earning assets	8,020	11,574	19,594
Interest-bearing liabilities:
Demand deposits	2,264	(75)	2,189
Time deposits	7,873	2,872	10,745
Total deposits	10,137	2,797	12,934
Short-term borrowings	1,743	975	2,718
Subordinated debentures issued
to capital trust	241	(12)	229
FHLBank advances	1,595	60	1,655
Total interest-bearing liabilities	13,716	3,820	17,536
Net interest income	$(5,696)	$7,754	$ 2,058

NEXT PAGE

Liquidity and Capital Resources

         Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2005, the Company had commitments of approximately $337 million to fund loan originations, unused lines of credit, outstanding letters of credit and unadvanced loans.

         Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

         The Company's stockholders' equity was $152.8 million, or 7.5% of total assets of $2.03 billion at September 30, 2005, compared to equity of $139.2 million, or 7.5%, of total assets of $1.85 billion at December 31, 2004.

         Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On September 30, 2005, the Bank's Tier 1 risk-based capital ratio was 10.20%, total risk-based capital ratio was 11.45% and the Tier 1 leverage ratio was 8.26%. As of September 30, 2005, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2005, the Company's Tier 1 risk-based capital ratio was 10.49%, total risk-based capital ratio was 11.75% and the leverage ratio was 8.38%. As of September 30, 2005, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

         At September 30, 2005, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $108,000.

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

30
NEXT PAGE

         Statements of Cash Flows. During the nine months ended September 30, 2005 and 2004, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

         Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $27.0 million during the nine months ended September 30, 2005, and $25.6 million during the nine months ended September 30, 2004.

         During the nine months ended September 30, 2005 and 2004, investing activities used cash of $184.5 million and $240.7 million, respectively, primarily due to the net increase of loans and investment securities in each period.

         Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $161.6 million during the nine months ended September 30, 2005 and $225.3 million during the nine months ended September 30, 2004. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

         Dividends. During the three months ended September 30, 2005, the Company declared a dividend of $0.13 per share (which was paid in October 2005), or 25% of net income per diluted share, and paid a dividend of $0.13 per share (which was declared in June 2005). During the three months ended September 30, 2004, the Company declared a dividend of $0.11 (which was paid in October 2004), or 22% of net income per diluted share, and paid dividends of $0.11 (which was declared in June 2004).

         During the nine months ended September 30, 2005, the Company declared dividends of $0.38 per share, or 26% of net income per diluted share, and paid dividends of $0.37 per share. During the nine months ended September 30, 2004, the Company declared dividends of $0.32, or 22% of net income per diluted share, and paid dividends of $0.31. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

         Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2005, the Company repurchased 91 shares of its common stock at an average price of $32.23 per share and issued 24,823 shares of stock at an average price of $10.06 per share to cover stock option exercises. During the three months ended September 30, 2004, the Company repurchased 8,363 shares of its common stock at an average price of $31.18 per share and issued 3,623 shares of stock at an average price of $13.36 per share to cover stock option exercises.

NEXT PAGE

         During the nine months ended September 30, 2005, the Company repurchased 21,273 shares of its common stock at an average price of $30.77 per share and issued 48,604 shares of stock at an average price of $9.83 per share to cover stock option exercises. During the nine months ended September 30, 2004, the Company repurchased 22,305 shares of its common stock at an average price of $40.07 per share and issued 18,699 shares of stock at an average price of $18.55 per share to cover stock option exercises.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and Market Risk

         A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms to maturity and the purchase of other shorter term interest-earning assets. The Company funds these assets with short-duration liabilities such as demand deposit accounts, short-term borrowings and retail certificates of deposits. Great Southern also utilizes brokered deposits and FHLBank advances to fund a portion of its loan growth. The brokered deposits have laddered maturities, but typically reprice quarterly as a result of interest rate swaps which convert these deposits to floating rate instruments.

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

NEXT PAGE

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2005, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative.

         Interest rate risk exposure estimates (the sensitivity gap) are not exact measures of an institution's actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Bank's sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Bank's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and cause a change, which could be material, in the Bank's interest rate risk.

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

NEXT PAGE

         In addition to the disclosures previously made by the Company in the December 31, 2004, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2005.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2005	$ 5.6	3.13%	6.13%
2006	10.0	4.06	5.30
2007	44.9	3.90	3.32
2008	17.6	3.72	3.77
2009	74.6	3.84	3.86
2010	24.7	3.90	3.43
2011	42.1	3.76	3.65
2012	12.7	3.87	4.81
2013	43.7	3.87	4.08
2014	51.2	3.83	3.32
2015	29.7	3.93	4.08
2016	34.4	3.84	5.22
2017	17.1	3.94	5.27
2018	4.9	3.63	4.00
2019	59.6	3.88	4.69
2020	15.0	3.83	4.00
2023	8.5	3.65	5.10
2031	17.3	6.12	9.00

Total Notional Amount	$513.6	3.92%	4.26%

Fair Value	$ 505.5

NEXT PAGE

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of September 30, 2005, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the third quarter of 2005 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
July 1, 2005 - July 30, 2005	91	$32.23	91	211,173
August 1, 2005 - August 31, 2005	--	--	--	211,173
September 1, 2005 - September 30, 2005	--	--	--	211,173
	91	$32.23	91

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

Great Southern Bancorp, Inc.
Registrant
Date: November 9, 2005	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2005	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index
Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

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