Form 10-K
period 2005-12-31
GREAT SOUTHERN BANCORP INC
filed 2006-03-16
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

(417) 887-4400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes / / No /X/
Indicated by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes / / No /X/
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes /X/ No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /  /

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2005, computed by reference to the closing price of such shares on that date, was $327,528,883. At March 8, 2006, 13,724,231 shares of the Registrant's common stock were outstanding.

NEXT PAGE

Next Page

PART I

ITEM 1.     BUSINESS.

THE COMPANY

Great Southern Bancorp, Inc.

          Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a financial holding company which, as of December 31, 2005, owned directly all of the stock of Great Southern Bank ("Great Southern" or the "Bank") and other non-banking subsidiaries. Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve Board" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company. In 2004, Bancorp was re-incorporated under the laws of the State of Maryland and is no longer incorporated under the laws of the State of Delaware.

          As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2005, Bancorp's consolidated assets were $2.08 billion, consolidated net loans were $1.51 billion, consolidated deposits were $1.55 billion and consolidated stockholders' equity was $153 million. The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

          Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, was converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 35 branches located in southwestern and central Missouri. At December 31, 2005, the Bank had total assets of $2.08 billion, net loans of $1.51 billion, deposits of $1.55 billion and stockholders' equity of $168 million, or 8.1% of total assets. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

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

Forward-Looking Statements

          When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project, "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, the changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to access cost-effective funding, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Next Page

Primary Market Area

          Great Southern's primary market area encompasses 14 counties in southwestern and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such diversified markets as Springfield, Joplin, the resort areas of Branson and Lake of the Ozarks, and various smaller communities in the Bank's market area. Management believes that the Bank's share of the deposit and lending markets in its market area is approximately 10% and that the Bank's affiliates have an even smaller percent, with the exception of the travel agency which has a larger percent of its respective business in its market area.

          Great Southern's largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 390,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university. Springfield is also a regional health care center. The unemployment rate in this area is, and has consistently been, below the national average.

          The second largest concentration of loans is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, country music and novelty shows and other recreational facilities. As a result of the rapid growth of the Branson area in the early 1990's, property values increased at unusually high rates. This growth also provided for increased loan demand and a more volatile lending market than had previously been present in that area. Due to overbuilding of commercial properties during the mid-1990's, property values experienced downward pressure in the late 1990's. In recent years, commercial real estate values have stabilized. Reduced demand for residential properties in the 1990's similarly created downward pressure on one- to four-family and multi-family, primary and vacation residences in this area. In recent years, residential real estate demand and values have shown improvements. Branson is currently experiencing significant growth again as a result of a large retail, hotel, convention center project which is under construction in Branson's historic downtown. This project is expected to create hundreds of new jobs in the area.

          A significant portion of the Bank's loans are secured by properties in the two county region that includes the Branson area. Approximately $194 million, or 10.9%, of the total loan portfolio at December 31, 2005, was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, and one- to four-family construction properties, and consumer loans in the Branson area. Residential mortgages account for approximately $69 million of this total. Included in the Branson concentration totals are approximately $4.1 million of non-performing loans.

          To expand and diversify the Bank's loan portfolio, the Bank opened a loan production office in Kansas City, Missouri, and a loan production office in Rogers, Arkansas, in 2003. In February 2005, Great Southern opened a loan production office in St. Louis, Missouri. Great Southern historically served commercial lending needs in the St. Louis, Kansas City and Northwest Arkansas regions from its Springfield office. The Bank's familiarity with these three growth markets, coupled with potential strong loan demand, led to physical expansion in these regions that allows Great Southern to more conveniently serve and expand relationships with existing customers and attract new business. Managed by seasoned commercial lenders who have personal experience and knowledge in their respective markets, the offices offer all Great Southern commercial lending services, including fixed and variable rate commercial real estate loans for new and existing customers. Underwriting of all loan production in these regions is performed in Springfield, so credit decisions are consistent across all markets.

Next Page

          In 2005, the Kansas City office experienced growth with $104.8 million in commercial loan originations. As of December 31, 2005, the Kansas City office had $196.0 million in outstanding loan balances, which includes loans previously originated and serviced by the Springfield office.

          The Northwest Arkansas office primarily serves the Northwest Arkansas corridor, which includes the cities of Fayetteville, Rogers, Springdale and Bentonville. The Northwest Arkansas corridor was recently named as one of the strongest regional economies in the nation, according to a recent Milken Institute Report. Loan originations in 2005 for the Northwest Arkansas office were $88.9 million. As of December 31, 2005, the Arkansas office had outstanding loan balances of $118.3 million, which included loans previously originated and serviced by the Springfield office.

          In 2005, the St. Louis office experienced growth with $137.3 million in commercial loan originations, which included both funded and unfunded portions of construction loans and other short term loans. As of December 31, 2005, the St. Louis office had $71.2 million in outstanding loan balances, which included loans previously originated and serviced by the Springfield office.

          In March 2006, Great Southern opened a loan production office in Columbia, Missouri, which will serve the Columbia, Jefferson City and Lake of the Ozarks markets. Similar to the other loan production offices, the Columbia office is managed by a seasoned commercial lender who has personal experience and knowledge in these markets

Recent Acquisitions

          In August 2005, Great Southern completed the acquisition of three branches in Camdenton, Climax Springs and Greenview, Missouri, from Peoples Bank of the Ozarks. The acquisition represented approximately $35 million in deposits and $13 million in loans, bringing the Bank's number of retail branches at that time to 34 in southwest and central Missouri and strengthening its presence in central Missouri with six branches. The Bank paid a $1 million premium to purchase the deposits and approximately $900,000 for the acquisition of the real estate and fixed assets of the three branches.

          In August 2005, Great Southern acquired Canterbury Travel and Tiger Travel Associates in Columbia, Missouri. Canterbury Travel and Tiger Travel Associates is the official travel agency of University of Missouri Athletics and an appointed agency of the State of Missouri. It offers corporate and leisure travel services to the Columbia market.

          In January 2006, Great Southern acquired Classic Cruise and Travel in Lee's Summitt, Missouri. The agency serves both leisure and corporate travel needs in the Lee's Summit market.

Lending Activities

          General

          From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2005, the balance of participation loans purchased was $75.4 million, or 4.3% of the total loan portfolio. None of these participation loans were non-performing at December 31, 2005.

Next Page

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

          Another principal lending activity of Great Southern is the origination of commercial real estate and construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounted for approximately 53% of the portfolio at December 31, 2005.

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

          Great Southern has a policy of obtaining collateral for substantially all real estate loans. The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 80% of the appraised value on one- to four-family residential property and will loan up to an additional 15% with private mortgage insurance for the loan amount above the 80% level. For commercial real estate and other residential real property loans, Great Southern generally loans up to a maximum of 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.

          Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chairman of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

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

	December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$ 173,135	9.7%	$ 171,197	11.6%	$ 158,990	12.4%	$ 172,142	15.3%	$ 190,556	17.8%
Other residential	105,845	6.0	117,755	8.0	107,090	8.4	84,862	7.5	88,274	8.3
Commercial	553,195	31.2	526,776	35.6	494,158	38.7	452,938	40.2	386,902	36.2
Residential Construction:
One- to four-family	246,912	13.9	160,161	10.8	92,126	7.2	68,416	6.1	49,306	4.6
Other residential	72,262	4.1	40,587	2.7	29,211	2.3	29,107	2.6	30,408	2.8
Commercial construction	382,651	21.6	230,103	15.5	180,211	14.1	115,148	10.2	127,171	11.9

Total real estate loans	1,534,000	86.5	1,246,579	84.2	1,061,786	83.1	922,613	81.9	872,617	81.6

Other Loans:
Consumer loans:
Guaranteed student loans	3,345.2		2,976.2		3,090.3		3,407.3		3,818.4
Automobile, boat, etc.	84,092	4.7	80,517	5.4	78,828	6.2	74,160	6.6	67,909	6.3
Home equity and improvement	48,992	2.8	45,703	3.1	40,028	3.1	33,896	3.0	27,198	2.5
Other	1,371.1		1,318.1		1,482.1		980.1		630.1

Total Consumer loans	137,800	7.8	130,514	8.8	123,428	9.7	112,443	10.0	99,555	9.3
Other commercial loans	102,034	5.7	103,635	7.0	92,039	7.2	91,123	8.1	97,557	9.1

Total other loans	239,834	13.5	234,149	15.8	215,467	16.9	203,566	18.1	197,112	18.4

Total loans	1,773,834	100.0%	1,480,728	100.0%	1,277,253	100.0%	1,126,179	100.0%	1,069,729	100.0%

Less:
Loans in process	233,213		121,677		109,004		55,468		46,744
Deferred fees and discounts	1,902		1,054		834		779		906
Allowance for loan losses	24,549		23,489		20,844		21,288		21,328

Total loans receivable, net	$1,514,170		$1,334,508		$1,146,571		$1,048,644		$1,000,751

Next Page

          The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.
	December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$ 22,269	1.3%	$ 25,266	1.7%	$ 26,136	2.1%	$ 19,142	1.7%	$ 10,477	1.0%
Other Residential	38,473	2.2	65,646	4.4	51,961	4.1	48,661	4.3	48,518	4.5
Commercial	130,316	7.3	110,414	7.5	125,949	9.9	112,199	10.0	80,399	7.5
Residential construction:
One- to four- family	18,224	1.0	83,306	5.6	59,070	4.6	35,843	3.2	5,925.6
Other Residential	16,166.9		11,880.8		8,165.6		7,291.6		---	---
Commercial construction	13,980.8		24,391	1.7	22,007	1.7	10,843	1.0	---	---

Total real estate loans	239,428	13.5	320,903	21.7	293,288	23.0	233,979	20.8	145,319	13.6
Consumer loans	91,639	5.2	87,868	5.9	85,710	6.7	80,544	7.2	67,496	6.3
Other commercial loans	20,374	1.1	36,660	2.5	29,242	2.3	14,977	1.3	14,465	1.3

Total fixed-rate loans	351,441	19.8	445,431	30.1	408,240	32.0	329,500	29.3	227,280	21.2
Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	150,866	8.5	145,931	9.9	132,854	10.4	153,000	13.6	180,079	16.8
Other Residential	67,372	3.8	52,109	3.5	55,129	4.3	36,201	3.2	39,756	3.7
Commercial	422,879	23.8	416,362	28.1	368,210	28.8	340,739	30.2	306,503	28.7
Residential construction:
One- to four-family	228,688	12.9	76,855	5.2	33,056	2.6	32,573	2.9	43,381	4.1
Other residential	56,096	3.2	28,707	1.9	21,046	1.6	21,816	1.9	30,408	2.8
Commercial construction	368,671	20.8	205,712	13.9	158,204	12.4	104,305	9.3	127,171	11.9

Total real estate loans	1,294,572	73.0	925,676	62.5	768,499	60.1	688,634	61.1	727,298	68.0
Consumer loans	46,161	2.6	42,646	2.9	37,718	3.0	31,899	2.8	32,059	3.0
Other commercial loans	81,660	4.6	66,975	4.5	62,796	4.9	76,146	6.8	83,092	7.8

Total adjustable-rate loans	1,422,393	80.2	1,035,297	69.9	869,013	68.0	796,679	70.7	842,449	78.8

Total loans	1,773,834	100.0%	1,480,728	100.0%	1,277,253	100.0%	1,126,179	100.0%	1,069,729	100.0%

Less:
Loans in process	233,213		121,677		109,004		55,468		46,744
Deferred fees and discounts	1,902		1,054		834		779		906
Allowance for loan losses	24,549		23,489		20,844		21,288		21,328

Total loans receivable, net	$1,514,170		$1,334,508		$1,146,571		$1,048,644		$1,000,751

Next Page

          The following table presents the contractual maturities of loans at December 31, 2005. The table is based on information prepared in accordance with generally accepted accounting principles.

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Real Estate Loans:
Residential
One- to four- family	$ 13,108	$ 24,547	$ 135,480	$ 173,135
Other residential	24,434	52,906	28,505	105,845
Commercial	179,573	284,032	89,590	553,195
Residential construction:
One- to four- family	197,821	48,825	266	246,912
Other residential	40,613	24,241	7,408	72,262
Commercial construction	287,213	77,696	17,742	382,651
Total real estate loans	742,762	512,247	278,991	1,534,000

Other Loans:
Consumer loans:
Guaranteed student loans	3,345	---	---	3,345
Automobile	9,647	46,260	28,169	84,076
Home equity and improvement	4,596	8,770	35,642	49,008
Other	1,371	---	---	1,371
Total consumer loans	18,959	55,030	63,811	137,800

Other commercial loans	49,630	39,173	13,231	102,034

Total other loans	68,589	94,203	77,042	239,834

Total loans	$ 811,351	$ 606,450	$ 356,033	$1,773,834

          As of December 31, 2005, loans due after December 31, 2006 with fixed interest rates totaled $259.3 million and loans due after December 31, 2006 with adjustable rates totaled $703.1 million.

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

9Next Page

          Residential Real Estate Lending

          At December 31, 2005 and 2004, loans secured by residential real estate, excluding that which is under construction, totaled $279 million and $289 million, respectively, and represented approximately 15.7% and 19.6%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were low during the years ended December 31, 2002 through 2004. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans primarily during 2002 and 2003, most of which were sold in the secondary market, and accounted for the decline in the Bank's one- to four-family residential real estate loan portfolio prior to 2004. As rates began to move up in 2004 and 2005, fewer loans were refinanced and paid off early. In addition, more borrowers opted for adjustable-rate loans which the Bank generally retains in its portfolio.

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

Next Page

          Commercial Real Estate and Construction Lending

          Commercial real estate lending has traditionally been a part of Great Southern's business activities. Great Southern does commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Great Southern expects to continue to maintain or increase the current percentage of commercial real estate and commercial construction loans in its total loan portfolio by originating loans secured by commercial real estate, subject to commercial real estate and other market conditions and to applicable regulatory restrictions. See "Government Supervision and Regulation" below.

          At December 31, 2005 and 2004, loans secured by commercial real estate (excluding that which is under construction) totaled $553 million and $527 million, respectively, or approximately 31.2% and 35.6%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2005 and 2004, construction loans secured by projects under construction and the land on which the projects are located aggregated $702 million and $431 million, respectively, or 39.6% and 29.0%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

          The Bank's commercial real estate and construction loan portfolio consists of loans with diverse collateral types. The following table sets forth loans that are secured by certain types of collateral at December 31, 2005. These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types to the total loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2005
	(Dollars in thousands)

Subdivisions	$129,539	7.3%	$ 243
Health Care Facilities	$125,471	7.1%	$ ---
Motels/Hotels	$115,042	6.5%	$ 649
Retail	$ 97,348	5.5%	$1,230
Offices	$ 72,654	4.1%	$ 807

Next Page

          The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2005, this limit was approximately $48.7 million. See "Government Supervision and Regulation." At December 31, 2005, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2005, the Bank's largest relationship totaled $29.2 million. All loans included in this relationship were current at December 31, 2005.

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

          Other Commercial Lending

          At December 31, 2005 and 2004, respectively, Great Southern had $102 million and $104 million in other commercial loans outstanding, or 5.7% and 7.0%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

Next Page

          As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2005, Great Southern had 134 letters of credit outstanding in the aggregate amount of $23.5 million. Approximately 76% of the aggregate amount of these letters of credit were secured, including one $5.8 million letter of credit, secured by real estate, which was issued to enhance the issuance of housing revenue refunding bonds.

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

          Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $138 million and $131 million at December 31, 2005 and 2004, respectively, or 7.8% and 8.8%, respectively, of the Bank's total loan portfolio.

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

          Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. At December 31, 2005, the Bank had $69.8 million of indirect auto, boat, modular home and recreational vehicle loans in its portfolio. While the Bank's initial concentrated effort has been on automobiles, the program is available for use with most tangible products where financing of the product is provided through the seller.

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

          Management does not expect the high level of residential mortgage originations experienced during the past several years to continue. However, as long as the lower interest rate environment continues, there is a higher level of financing and refinancing expected than would exist in a higher rate environment. Management does expect that commercial real estate and construction originations will continue to be strong in 2006.

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

          A number of banks, both locally and regionally, do not have the capital to handle large commercial credits or are seeking diversification of risk in their portfolios. In order to take advantage of this situation, beginning in 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial construction loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $73.1 million of these loans in the fiscal year ended December 31, 2005 and $33.1 million in the fiscal year ended December 31, 2004. Of the total $75.4 million of purchased participation loans outstanding at December 31, 2005, $18.1 million was purchased from one institution, secured by properties located in Missouri, Kansas and Nebraska. None of these loans were non-performing at December 31, 2005.

          There have been no whole loan purchases by the Bank in the last five years. At December 31, 2005 and 2004, approximately $287,000, or .02%, and $382,000, or .03%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

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

          The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $49.2 million, $60.4 million and $144.8 million during fiscal 2005, 2004 and 2003, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity. The volume of loans sold in 2004 and 2005 decreased from prior years as interest rates increased in 2004 and 2005, reducing the volume of refinancing activity. In addition in 2004 and 2005, the level of fixed-rate one- to four-family loans (which the Bank generally sells) decreased as more borrowers elected adjustable-rate mortgages (which the Bank generally retains in its portfolio).

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

          The Bank sold guaranteed student loans in aggregate amounts of $3.9 million, $8.0 million and $9.0 million during fiscal 2005, 2004 and 2003, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

          Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2005, 2004 and 2003 were $983,000, $992,000 and $2.2 million, respectively. Of these amounts, $72,000, $140,000 and $157,000, respectively, were gains from the sale of guaranteed student loans and $911,000, $852,000 and $2.0 million, respectively, were gains from the sale of fixed-rate residential loans.

Next Page

          Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $43.9 million and $48.4 million at December 31, 2005 and 2004, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2005 and 2004, of $64,000 and $91,000, respectively.

          In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.7 million, $1.0 million and $923,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter see Note 1 of the Notes to Consolidated Financial Statements.

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

Next Page

          The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2005.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	28	$ 1,748	9%
Other residential	3	508	3
Commercial	14	8,330	45
Construction or development	26	4,525	24
Consumer and overdrafts	947	1,917	10
Other commercial	13	1,632	9
Total	1,031	$18,660	100%

Classified Assets

          Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be designated "special mention" by management. In addition, a bank's regulators may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off- balance sheet items classified at December 31, 2005.

Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(Dollars in thousands)

Investment securities	$ 1,250	$---	$ ---	$ 1,250	$ ---
Loans	33,966	---	---	33,966	24,549
Foreclosed assets	595	---	---	595	---

Total	$35,811	$---	$ ---	$35,811	$24,549

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

Next Page

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$ 1,500	$ 1,382	$ 1,935	$ 1,999	$ 1,333
One- to four-family construction	2,103	---	---	---	---
Other residential	---	---	---	---	---
Commercial real estate	8,368	2,016	2,658	1,619	3,407
Other commercial	2,123	302	1,949	1,353	1,021
Commercial construction	1,049	388	289	8,353	2,844
Consumer	237	271	213	173	393

Total gross non-accruing loans	15,380	4,359	7,044	13,497	8,998

Loans over 90 days delinquent
still accruing interest:
One- to four-family residential	640	---	10	---	---
Commercial real estate	---	---	---	640	489
Other commercial	---	---	---	---	---
Commercial construction	---	---	---	---	59
Consumer	190	120	337	384	---

Total loans over 90 days delinquent still accruing interest	830	120	347	1,024	548

Other impaired loans	---	---	---	---	---

Total gross non-performing loans	16,210	4,479	7,391	14,521	9,546

Foreclosed assets:
One- to four-family residential	---	195	608	565	460
One- to four-family construction	2	431	543	160	468
Other residential	---	---	---	---	---
Commercial real estate	76	564	939	1,844	1,280
Commercial construction	---	242	6,277	495	---

Total foreclosed assets	78	1,432	8,367	3,064	2,208

Repossessions	517	603	667	1,264	849

Total gross non-performing assets	$16,805	$6,514	$16,425	$18,849	$12,603

Total gross non-performing assets as a percentage of average total assets	0.85%	0.38%	1.14%	1.40%	1.06%

          Gross impaired loans totaled $16.2 million at December 31, 2005 and $4.5 million at December 31, 2004. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

Next Page

          For the year ended December 31, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $834,000. The amount that was included in interest income on these loans was $415,000 for the year ended December 31, 2005.

          The level of non-performing assets is primarily attributable to the Bank's commercial real estate, commercial and residential construction, commercial business and one- to four-family residential lending activities. Commercial activities generally involve significantly greater credit risks than single-family residential lending. The level of non-performing assets increased at a rate greater than that of the Bank's commercial lending portfolio in the years ended December 31, 2005 and 2002, and at a rate less than that of the Bank's commercial lending portfolio in the years ended December 31, 2004, 2003 and 2001. For a discussion of significant non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          At December 31, 2005 and 2004, Great Southern had an allowance for losses on loans of $24.5 million and $23.5 million, respectively, of which $5.7 million and $5.0 million, respectively, had been allocated as an allowance for specific loans, including $2.2 million and $496,000, respectively, allocated for impaired loans. The allowance is discussed further in Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Next Page

          The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2005		2004		2003		2002		2001
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)

One- to four-family residential and construction	$ 1,679	23.7%	$ 2,019	23.1%	$ 1,485	20.5%	1,449	22.4%	$ 1,388	23.2%
Other residential and construction	2,084	10.0	1,030	11.0	2,092	11.1	168	10.6	432	11.4
Commercial real estate	9,331	31.2	8,984	33.5	8,986	36.1	15,472	37.4	15,030	34.0
Commercial construction	7,563	21.6	8,843	16.1	4,875	14.7	953	10.7	1,452	12.3
Other commercial	2,081	5.7	894	7.2	1,625	7.5	740	8.4	692	9.4
Consumer and overdrafts	1,811	7.8	1,719	9.1	1,781	10.1	2,506	10.5	2,334	9.7
Total	$24,549	100.0%	$23,489	100.0%	$20,844	100.0%	$21,288	100.0%	$21,328	100.0%

Next Page

          The following table sets forth an analysis of the Bank's allowance for losses on loans showing the details of the allowance by types of loans and the allowance balance by loan type. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance at beginning of period	$23,489	$20,844	$21,288	$21,328	$18,694

Charge-offs:
One- to four-family residential	215	241	369	211	338
Other residential	---	---	---	---	---
Commercial real estate	163	70	1,016	572	961
Construction	570	36	1,016	3,426	171
Consumer, overdrafts and other loans	3,345	3,510	3,646	2,770	2,473
Other commercial	963	1,123	1,497	735	958

Total charge-offs	5,256	4,980	7,544	7,714	4,901

Recoveries:
One- to four-family residential	16	265	22	19	30
Other residential	---	3	---	---	---
Commercial real estate	48	92	50	67	451
Construction	7	6	20	25	198
Consumer, overdrafts and other loans	2,109	2,138	2,089	1,561	1,270
Other commercial	111	321	119	202	386

Total recoveries	2,291	2,825	2,300	1,874	2,335

Net charge-offs	2,965	2,155	5,244	5,840	2,566
Provision for losses on loans	4,025	4,800	4,800	5,800	5,200

Balance at end of period	$24,549	$23,489	$20,844	$21,288	$21,328

Ratio of net charge-offs to average loans outstanding	0.20%	0.17%	0.47%	0.56%	0.27%

Investment Activities

           Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2005 and 2004, respectively.

          As of December 31, 2005 and 2004, the Bank held approximately $1.5 million and $1.5 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $1.6 million and $1.6 million, respectively. In addition, as of December 31, 2005 and 2004, the Company held approximately $369.3 million and $355.1 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

          The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

Next Page

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 37,913	$ ---	$1,381	$ 36,532
Collateralized mortgage obligations	32,671	---	628	32,043
Mortgage-backed securities	240,534	122	4,628	236,028
Corporate bonds	5,861	160	---	6,021
States and political subdivisions	45,215	507	107	45,615
Equity securities	13,334	5	262	13,077
Total available-for-sale securities	$375,528	$ 794	$7,006	$369,316

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,510	$ 93	$ ---	$ 1,603
Total held-to-maturity securities	$ 1,510	$ 93	$ ---	$ 1,603

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 23,638	$ ---	$ 808	$ 22,830
Collateralized mortgage obligations	36,970	89	305	36,754
Mortgage-backed securities	242,394	1,273	1,239	242,428
Corporate bonds	7,610	511	---	8,121
States and political subdivisions	33,866	379	286	33,959
Equity securities	11,989	59	1,036	11,012
Total available-for-sale securities	$356,467	$2,311	$3,674	$355,104

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,545	$ 87	$ ---	$ 1,632
Total held-to-maturity securities	$ 1,545	$ 87	$ ---	$ 1,632

Next Page

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 53,084	$ ---	$1,160	$ 51,924
Collateralized mortgage obligations	8,821	124	---	8,945
Mortgage-backed securities	170,596	1,547	640	171,503
Corporate bonds	8,408	831	11	9,228
States and political subdivisions	7,437	23	76	7,384
Equity securities	11,354	38	776	10,616
Total available-for-sale securities	$259,700	$2,563	$2,663	$259,600

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,570	$ 95	$ ---	$ 1,665
Total held-to-maturity securities	$ 1,570	$ 95	$ ---	$ 1,665

          The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2005. The tables are based on information prepared in accordance with generally accepted accounting principles.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)

One year or less	$ 250	3.71%	$ 248
After one through five years	17,635	4.61%	17,201
After five through ten years	19,096	4.97%	18,659
After ten years	52,008	6.45%	52,061
Securities not due on a single maturity date	273,205	4.03%	268,070
Equity securities	13,334	5.71%	13,077
Total	$375,528	4.50%	$369,316

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
	(Dollars in thousands)

U.S. government agencies	$ ---	$17,265	$15,690	$ 4,958	$ ---	$ ---	$ 37,913
Collateralized mortgage obligations	---	---	---	---	32,671	---	32,671
Mortgage-backed securities	---	---	---	---	240,534	---	240,534
States and political subdivisions	250	370	3,406	41,189	---	---	45,215
Corporate bonds	---	---	---	5,861	---	---	5,861
Equity securities	---	---	---	---	---	13,334	13,334
Total	$ 250	$17,635	$19,096	$52,008	$273,205	$13,334	$375,528

Next Page

          The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2005. The table is based on information prepared in accordance with generally accepted accounting principles.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)

States and political subdivisions:
After one through five years	$ ---	---%	$ ---
After five through ten years	---	---%	---
After ten years	1,510	7.52%	1,603
Total	$1,510	7.52%	$1,603

          The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005, 2004 and 2003, respectively:

	2005
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$ 13,886	$ 385	$ 22,646	$ 996	$ 36,532	$1,381
Mortgage-backed securities	110,202	1,850	92,965	2,778	203,167	4,628
Equity securities	2,761	193	10,308	69	13,069	262
Collateralized mortgage obligations	20,101	252	11,942	376	32,043	628
State and political subdivisions	10,874	71	2,775	36	13,649	107

	$157,824	$2,751	$140,636	$4,255	$298,460	$7,006

	2004
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$ 14,455	$ 238	$ 8,375	$ 570	$ 22,830	$ 808
Mortgage-backed securities	141,718	976	15,042	263	156,760	1,239
State and political subdivisions	15,957	258	1,726	28	17,683	286
Equity securities	7,503	132	2,571	904	10,074	1,036
Collateralized mortgage obligations	23,638	305	---	---	23,638	305

	$203,271	$1,909	$27,714	$1,765	$230,985	$3,674

Next Page

	2003
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$ 51,924	$1,160	$ ---	$ ---	$ 51,924	$1,160
Mortgage-backed securities	70,294	631	955	9	71,249	640
State and political subdivisions	3,192	76	---	---	3,192	76
Equity securities	7,385	115	2,814	661	10,199	776
Corporate bonds and ABS	---	---	501	11	501	11

	$132,795	$1,982	$4,270	$ 681	$137,065	$2,663

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

          Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits. In recent years, the Bank has been required by market conditions to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.

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

	December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Time deposits:
0.00% - 1.99%	$ 3,605.23%		$ 70,255	5.41%	$ 173,617	15.29%
2.00% - 2.99%	47,156	3.04	223,763	17.25	122,575	10.79
3.00% - 3.99%	398,560	25.72	213,895	16.48	131,248	11.56
4.00% - 4.99%	395,830	25.54	148,211	11.42	96,489	8.50
5.00% - 5.99%	94,588	6.10	92,741	7.15	60,259	5.30
6.00% - 6.99%	20,621	1.33	35,878	2.77	80,618	7.10
7.00% and above	365	0.02	5,960	0.46	6,224	0.55

Total Time deposits	960,725	61.98	790,703	60.94	671,030	59.09
Non-interest-bearing demand deposits	192,247	12.40	161,450	12.44	120,790	10.64
Interest-bearing demand and savings deposits (2.55%-1.44%-.92%)	397,064	25.62	345,354	26.62	343,827	30.27
	1,550,036	100.00%	1,297,507	100.00%	1,135,647	100.00%
Interest rate swap fair value adjustment	217		1,216		2,978
Total Deposits	$1,550,253		$1,298,723		$1,138,625

          A table showing maturity information for the Bank's time deposits as of December 31, 2005, is presented in Note 6 of the Notes to Consolidated Financial Statements.

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

Next Page

          The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2005. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Time deposits:
Less than $100,000	$ 82,957	$ 56,142	$ 64,147	$ 46,065	$249,311
$100,000 or more	32,656	22,604	29,386	14,259	98,905
Brokered	50,143	30,896	30,000	473,402	584,441
Public funds(1)	11,108	6,538	5,887	4,535	28,068
Total	$176,864	$116,180	$129,420	$538,261	$960,725
______________
(1) Deposits from governmental and other public entities.

          Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2005 and 2004, the Bank had approximately $584.4 million and $456.8 million in brokered deposits, respectively.

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

          The Company uses interest rate swaps to manage its interest rate risks from recorded financial liabilities. During fiscal 2005 and 2004, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allow the Company to create funding of varying maturities at a variable rate that approximates three-month LIBOR.

          Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

          As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2005, the Bank's FHLBank advances outstanding were $203.4 million.

Next Page

          The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2005 that would have allowed approximately $84.4 million to be borrowed under the above arrangement. At December 31, 2005, the amount outstanding was zero.

          Great Southern Capital Trust I ("GSBCP"), a Delaware business trust, issued 1,725,000 unsecured 9.00% Cumulative Trust Preferred Securities at the liquidation value of $10 per security in an underwritten public offering and simultaneously therewith GSBCP issued 53,400 9.00% Common Securities, at liquidation value of $10 per security, to the Company. The gross proceeds of the sale of the trust preferred and trust common securities were used to purchase $17,784,000 in 9.00% Junior Subordinated Debentures from the Company. The Company's proceeds from the issuance of the subordinated debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The subordinated debentures mature in 2031 and are redeemable at the Company's option beginning in June 2006.

          The Company entered into an interest rate swap agreement to effectively convert the subordinated debentures, which are fixed rate debt, into variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2005 and 2004, was 6.04% and 4.58%, respectively.

          The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

FHLBank Advances:
Maximum balance	$241,946	$282,905	$231,125
Average balance	203,719	219,760	189,194
Weighted average interest rate	3.86%	2.77%	2.85%

          The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2005	2004	2003
	(Dollars in thousands)

FHLBank advances	$203,435	$231,486	$204,787

Weighted average interest rate of FHLBank advances	4.16%	3.25%	2.55%

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

	Year Ended December 31, 2005
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Overnight borrowings	$ 51,500	$ 8,200	3.65%
Securities sold under reverse repurchase agreements	172,162	149,418	3.12
Other	282	129	---
Total		$157,747	3.15%
Total maximum month-end balance	$199,076

	Year Ended December 31, 2004
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Overnight borrowings	$ 32,000	$ 6,582	1.70%
Securities sold under reverse repurchase agreements	139,811	96,603	1.51
Other	280	86	---
Total		$103,271	1.53%
Total maximum month-end balance	$151,591

	Year Ended December 31, 2003
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Overnight borrowings	$14,400	$ 3,295	1.33%
Securities sold under reverse repurchase agreements	62,405	48,066	1.12
Other	42	81	0.72
Total		$51,442	1.14%
Total maximum month-end balance	$66,340

Next Page

          The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles.

	December 31, 2005
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Overnight borrowings	$ 1,001	4.33%
Securities sold under reverse repurchase agreements	132,512	4.01
Other	45	---
Total	$133,558	4.01%

	December 31, 2004
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Overnight borrowings	$11,500	2.46%
Securities sold under reverse repurchase agreements	139,811	2.32
Other	280	---
Total	$151,591	2.33%

	December 31, 2003
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Securities sold under reverse repurchase agreements	$53,534	0.96%
Total	$53,534	0.96%

          The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Subordinated debentures:
Maximum balance	$18,612	$19,278	$19,525
Average balance	18,305	18,859	18,757
Weighted average interest rate	5.39%	3.23%	3.17%

Next Page

          The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2005	2004	2003
	(Dollars in thousands)

Subordinated debentures	$17,784	$17,784	$17,250
Interest rate swap fair value adjustment	275	764	1,013
	$18,059	$18,548	$18,263
Weighted average interest rate of subordinated debentures	6.04%	4.58%	3.20%

Subsidiaries

          Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $62.4 million at December 31, 2005, of its assets in service corporations. At December 31, 2005, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2005, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $3.0 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. At December 31, 2005, the Bank's total investment in Great Southern Community Development Corporation ("Community Development") was $1.1 million. Community Development was incorporated and organized in 2004 under the laws of the State of Missouri. At December 31, 2005, the Bank's total investment in GS, L.L.C. ("GSLLC") was $1.1 million. GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below.

          Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2005 and 2004, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income of $-0- and $51,000 in the years ended December 31, 2005 and 2004, respectively.

Next Page

          General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $162,000 and $124,000 in the years ended December 31, 2005 and 2004, respectively. In addition, Great Southern Insurance had gross revenues of $1.5 million and $1.4 million in the years ended December 31, 2005 and 2004, respectively.

          Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2005, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from eleven full-time locations, including a facility at the Springfield-Branson Regional Airport, and additional corporate on-site locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $383,000 and $197,000 in the years ended December 31, 2005 and 2004, respectively. In addition, Great Southern Travel had gross revenues of $5.1 million and $4.2 million in the years ended December 31, 2005 and 2004, respectively.

          GSB One, L.L.C. At December 31, 2005, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $640 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was incorporated in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

          GSB Two, L.L.C. This is a Missouri limited liability company that was incorporated in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $34.1 million and $25.1 million in the years ended December 31, 2005 and 2004, respectively.

          Great Southern Community Development Corporation. Generally, the purpose of Community Development is to invest in community development projects that have a public benefit, and are lawful under Missouri statute. These include such activities as investing in real estate and investing in other community development corporations. Community Development had a net loss of $11,000 in the year ended December 31, 2005.

          GS, L.L.C. GS, L.L.C. was organized in 2005. GSLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state and federal historic tax credits which are utilized by Great Southern. GSLLC had a net loss of $432,000 in the year ended December 31, 2005, which primarily resulted from the cost to acquire tax credits. This loss was offset by the tax credits utilized by Great Southern.

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

Employees

          At December 31, 2005, the Bank and its affiliates had a total of 681 employees, including 137 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Next Page

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

Next Page

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

Next Page

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

          The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk- based capital ratio of 10% or greater; (ii) a Tier I risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a total risk-based capital ratio of 8% or greater; (ii) has a Tier I risk-based ratio of 4% or greater; and (iii) has a leverage ratio of 4% or greater. As of December 31, 2005, the Bank was "well capitalized."

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

          The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. As of December 31, 2005, the Company was "well capitalized."

          Insurance of Accounts and Regulation by the FDIC

          The FDIC currently maintains two separate deposit insurance funds: the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). Great Southern's depositors are insured by the SAIF up to $100,000 per insured account (as defined by law and regulation). This insurance is backed by the full faith and credit of the United States Government.

          As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations. It also may prohibit any FDIC- insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

          Great Southern pays annual assessments for SAIF insurance. Under current FDIC regulations, the annual SAIF assessment rate is based, in part, on the degree of risk to the deposit insurance fund that, in the opinion of the FDIC, is presented by a particular depository institution compared to other depository institutions. The FDIC uses a matrix having as variables the level of capitalization of a particular institution and the level of supervision that its operations require; and the rates determined in this fashion range from 0.00% of deposits for the least risky to 0.27% for the most risky. There is no cap on the amount the FDIC may increase the SAIF assessment rate. The Bank currently has a risk based assessment rate of 0.00%. Under the Federal Deposit Insurance Reform Act of 2005, the BIF and the SAIF will be merged and the FDIC is authorized to revise the current risk-based assessment system in regulations, subject to public notice and comment. Under the new regulations, premium costs could increase, which would negatively impact the earnings of Great Southern.

Next Page

          The FDIC also collects assessments against BIF and SAIF assessable deposits to service the debt on bonds issued during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2005, the assessment rate for both BIF and SAIF insured institutions was 1.34 basis points per $100 of assessable deposits.

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

          Federal Reserve System

          The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2005, the Bank was in compliance with these reserve requirements.

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

          As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2005, Great Southern had $11.9 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.10% and were 2.83% for year the ended December 31, 2005.

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

Next Page

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

          Bad Debt Deduction

          As of December 31, 2005 and 2004, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2005 and 2004.

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

          Examinations

          The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2001, have been closed without audit.

ITEM 1A.        RISK FACTORS

             An investment in the common stock of Great Southern is speculative in nature and is subject to certain risks inherent in the business of Great Southern and the Bank. The material risks and uncertainties that management believes affect Great Southern and the Bank are described below. You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment in Great Southern's common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price.

             References to "we," "us," and "our" in this "Risk Factors" section refer to Great Southern and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

Since our business is concentrated in the Southwest Missouri area, including the Springfield metropolitan area and Branson, a downturn in the Springfield and Branson economies may adversely affect our business.

             Our lending and deposit gathering activities have been historically concentrated primarily in the Springfield and Branson, Missouri areas. Our success depends on the general economic condition of Springfield and Branson and their surrounding areas. Although we believe the economy in these areas has been favorable, we do not know whether these conditions will continue. Our greatest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 390,000, the Greater Springfield area is the third largest metropolitan area in Missouri.

Next Page

             The next largest concentration of loans is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, country music and novelty shows and other recreational facilities. As a result of the rapid growth of the Branson area in the early 1990's, property values increased at unusually high rates. This growth also provided for increased loan demand and a more volatile lending market than had previously been present in that area. Due to overbuilding of commercial properties during the mid-1990's, property values experienced downward pressure in the late 1990's. In recent years, commercial real estate values have stabilized. Reduced demand for residential properties in the 1990's similarly created downward pressure on one- to four-family and multi-family, primary and vacation residences in this area. In recent years, residential real estate demand and values have shown improvements. Branson is currently experiencing significant growth again as a result of a large retail, hotel, convention center project which is under construction in Branson's historic downtown. This project is expected to create hundreds of new jobs in the area. At December 31, 2005, approximately 11% of our loan portfolio consisted of loans in the two county region that includes the Branson area.

             Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosure, increase claims and lawsuits, decrease the demand for the Bank's products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate and multi-family loans.

Our commercial and residential construction, commercial real estate and multi-family loans accounted for approximately 76.8% of our total loan portfolio as of December 31, 2005. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2005, we had $129.5 million of loans secured by residential subdivisions, $125.5 million of loans secured by healthcare facilities, $115.0 million of loans secured by motels and $97.3 million of loans secured by retail facilities, which are particularly sensitive to certain risks including the following:

  large loan balances owed by a single borrower;

  payments that are dependent on the successful operation of the project; and

  loans that are more directly impacted by adverse conditions in the real estate market or the economy generally.

             The risks associated with construction lending include the borrower's inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. These loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchase, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale of developed properties is critical to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values. Management has established underwriting and monitoring criteria to help minimize the inherent risks of commercial real estate construction lending. However, there is no guaranty that these controls and procedures will avoid all losses on this type of lending.

Next Page

             Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower's project is reduced due to leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. In addition, many commercial and multi-family real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or completing a timely sale of the underlying property.

             We plan to continue our emphasis on commercial real estate and construction lending. Because of the increased risks related to these types of loans, we may determine it necessary to increase the level of our provision for loan losses. Increased provisions for loan losses would adversely impact our operating results. See "Item 1. Business-The Company-Lending Activities-Commercial Real Estate and Construction Lending," "-Other Commercial Lending," "-Residential Real Estate Lending" and "-Allowance for Losses on Loans and Foreclosed Assets" in this Annual Report on Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

             Lending money is a substantial part of our business. However, every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

  cash flow of the borrower and/or the project being financed;

  in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

  the credit history of a particular borrower;

  changes in economic and industry conditions; and

  the duration of the loan.

             We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectibility of our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances for growing portfolios is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

             In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Next Page

Our operations depend upon our continued ability to access brokered deposits and Federal Home Loan Bank advances.

             Due to the high level of competition for deposits in our market, we utilize a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. At December 31, 2005, we had $584.4 million in brokered deposits and $203.4 million in Federal Home Loan Bank advances.

             Bank regulators can restrict our access to these sources of funds in certain circumstances. For example, if the Bank's regulatory capital ratios declined below the "well capitalized" status, banking regulators would require the Bank to obtain their approval prior to obtaining or renewing brokered deposits. The regulators might not approve our purchases of deposits in amounts that we desire or at all. Similarly, Federal Home Loan Bank advances are only available to borrowers that meet certain conditions. If the Bank were to cease meeting these conditions, our access to Federal Home Loan Bank advances could be significantly reduced or eliminated.

             We rely on these sources of funds because we believe that generating funds through brokered deposits and Federal Home Loan Bank advances in many instances decreases our cost of funds, relative to the cost of generating and retaining retail deposits through our branch network. If our access to brokered deposits or Federal Home Loan Bank advances were reduced or eliminated for whatever reason, the resulting decrease in our net interest income or limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

             Certain Federal Home Loan Banks, including Des Moines, have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, Great Southern's short term liquidity needs could be negatively impacted. Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. Such alternative funding sources may include the utilization of existing lines of credit with third party banks along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity. At December 31, 2005, the Bank owned $11.9 million of Federal Home Loan Bank of Des Moines stock, which paid a dividend approximating 2.80% for the fourth quarter of 2005. The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

Next Page

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

             We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our geographic market and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, consumer finance companies, insurance companies and brokerage firms. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors (including certain national banks that have a significant presence in Great Southern's market area) may be able to price loans and deposits more aggressively than we do, and smaller and newer competitors may also be more aggressive in terms of pricing loan and deposit products than us in order to obtain a larger share of the market. As we have grown, we have become increasingly dependent on outside funding sources, including funds borrowed from the Federal Home Loan Bank and brokered deposits, where we face nationwide competition. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

             We also experience competition from a variety of institutions outside of the Company's market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Our business may be adversely affected by the highly regulated environment in which we operate, including the various capital adequacy guidelines we are required to meet.

             We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have a material adverse effect on our business and operations. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation. See "Item 1.-The Company -Government Supervision and Regulation" in this Annual Report on Form 10-K.

             Great Southern and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Missouri Division of Finance. If Great Southern or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations could be materially and adversely affected and could compromise the status of Great Southern as a financial holding company. See "Item 1 -The Company -Government Supervision and Regulation" in this Annual Report on Form 10-K for detailed capital guidelines for bank holding companies and banks.

Next Page

We may be adversely affected by interest rate changes.

          Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

             We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period. As such, Great Southern has adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources, including interest rate swaps, so that it may reasonably maintain its net interest income and net interest margin. However, interest rate fluctuations, the level and shape of the interest rate yield curve, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position. Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted.

Our exposure to operational risks may adversely affect the Company.

             Similar to other financial institutions, the Company is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. If any of these risks occur, it could result in material adverse consequences for the Company.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

             The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

             As a service to our clients, we currently offer an Internet PC banking product. Use of this service involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our clients' transaction data. If we were to experience such a breach or compromise, we could suffer losses and our operations could be adversely affected.

Next Page

Our accounting policies and methods impact how we report our financial condition and results of operations. Application of these policies and methods may require management to make estimates about matters that are uncertain.

             Great Southern's accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company's management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management's judgment of the most appropriate manner to report its financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Company reporting materially different amounts than would have been reported under a different alternative. Note 1 "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" describes the Company's significant accounting policies. These accounting policies are critical to presenting the Company's financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.

Changes in accounting standards could materially impact our consolidated financial statements.

             The accounting standard setters, including the Financial Accounting Standards Board, Securities and Exchange Commission and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of the Company's consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

Our internal controls may be ineffective.

             We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies and procedures. As a result, we may incur increased costs to maintain and improve our controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition.

Our stock price can be volatile.

             Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation and other factors, including those described in this "Risk Factors" section. General market fluctuations, industry factors and general economic conditions and events, such as economic slowdowns or recessions, interest rate changes and credit loss trends could also cause Great Southern's common stock price to decrease regardless of the Company's operating results. Our common stock also has a low average daily trading volume relative to many other stocks, which may limit a person's ability to quickly accumulate or divest themselves of large blocks of our stock. This can lead to significant price swings even when a relatively small number of shares are being traded.

Next Page

ITEM 1B.        UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.          PROPERTIES.

          The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2005. The aggregate net book value of the Company's premises and equipment was $27.3 million at December 31, 2005 and $23.4 million at December 31, 2004. See also Note 5 and Note 13 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield	Springfield, Missouri	1976	Owned	N/A

OPERATIONS CENTER AND BRANCH OFFICE:
218 S. Glenstone	Springfield, Missouri	2004	Owned	N/A
218A S. Glenstone	Springfield, Missouri	2004	Owned	N/A

BRANCH OFFICES:
430 South Avenue	Springfield, Missouri	1983	Leased	2043
1607 W. Kearney	Springfield, Missouri	1976	Leased*	2022
1615 W. Sunshine	Springfield, Missouri	2001	Owned	N/A
2562 N. Glenstone	Springfield, Missouri	2003	Owned	N/A
1955 S. Campbell	Springfield, Missouri	1979	Leased*	2020
3961 S. Campbell	Springfield, Missouri	1998	Leased	2028
2609 A E. Sunshine	Springfield, Missouri	2001	Owned	N/A
2735 W. Chestnut	Springfield, Missouri	2002	Owned	N/A
1580 W. Battlefield	Springfield, Missouri	1985	Leased*	2017
723 N. Benton	Springfield, Missouri	1985	Owned	N/A
507 E. Kearney	Springfield, Missouri	2004	Owned	N/A
West Republc Road(3)	Springfield, Missouri	2004	Owned	N/A
1500 S. Elliot	Aurora, Missouri	2003	Owned	N/A
102 N. Jefferson	Ava, Missouri	1982	Owned	N/A
110 W. Hensley	Branson Missouri	1982	Owned	N/A
1729 W. Highway 76	Branson, Missouri	1983	Owned	N/A
919 W. Dallas	Buffalo Missouri	1976	Owned	N/A
527 Ozark	Cabool, Missouri	1989	Leased	2021
256 E. State Highway 54	Camdenton, Missouri	2005	Owned	N/A
8736 N. State Highway 5	Camdenton, Missouri	2005	Owned	N/A

Next Page

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

14411 State Highway 7	Climax Springs, Missouri	2005	Owned	N/A
1710 E. 32nd Street	Joplin, Missouri	1989	Leased*	2031
1232 S. Rangeline	Joplin, Missouri	1998	Leased	2016
2711 N. Rangeline(2)	Joplin, Missouri	2004	Owned	N/A
Highway 00 and 13	Kimberling City, Missouri	1984	Owned	N/A
528 S. Jefferson	Lebanon, Missouri	1978	Leased*	2028
300 S.W. Ward Street(4)	Lee's Summit, Missouri	2005	Owned	N/A
714 S. Neosho Boulevard	Neosho, Missouri	1991	Owned	N/A
717 W. Mt. Vernon	Nixa, Missouri	1995	Owned	N/A
1391 N. Main Street	Nixa, Missouri	2003	Owned	N/A
4571 Highway 54	Osage Beach, Missouri	1987	Owned	N/A
1701 W. Jackson	Ozark, Missouri	1997	Owned	N/A
1198 W. State Highway NN(1)	Ozark, Missouri	2003	Owned	N/A
1444 and 1530 W. State Highway J(1)	Ozark, Missouri	2004 and 2005	Owned	N/A
620 E. Harrison	Republic, Missouri	2004	Owned	N/A
118 South Street	Stockton, Missouri	2003	Owned	N/A
323 E. Walnut	Thayer, Missouri	1978	Leased*	2011
1210 Parkway Shopping Center	West Plains, Missouri	1975	Owned	N/A

LOAN PRODUCTION OFFICES:

14 Corporate Woods, Suite 500, 8717 W. 110th Street	Overland Park, Kansas	2003	Leased	2009
5430 Pinnacle Point Dr, Suite 204	Rogers, Arkansas	2003	Leased	2007
Three City Place Dr., Suite 570	Creve Coeur, Missouri	2005	Leased	2010

_________________
*	Building owned with land leased.
(1)	In 2003, the Company purchased land on West Highway NN for a second branch location in Ozark, Missouri. In 2004 and 2005, nearby properties became available on West Highway J and were purchased by the Company. The land on West Highway NN is currently being marketed for sale. The new facility on West Highway J is owned by the Company with a planned opening in 2006.
(2)	In 2004, the Company purchased land on North Rangeline for a third branch location in Joplin, Missouri. The new facility is owned by the Company with a planned opening in 2007.
(3)	In 2004, the Company purchased land on West Republic Road for another branch location in Springfield, Missouri. The new facility is owned by the Company with a planned opening in 2007.
(4)	In 2005, the Company purchased land and a building on S.W. Ward Street for its first branch location in Lee's Summit, Missouri. The new facility is owned by the Company with a planned opening in 2006.

          In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

          The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2005 was $439,000 compared to $234,000 at December 31, 2004. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

Next Page

          The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 165 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2005 was $436,000 compared to $536,000 at December 31, 2004. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

ITEM 3.          LEGAL PROCEEDINGS.

          In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders' equity. We are not able to predict at this time whether the outcome or such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

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

Steven G. Mitchem. Mr. Mitchem, age 54, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 41, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 48, is Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Next Page

Larry A. Larimore. Mr. Larimore, age 65, is Secretary of the Company and Secretary, Vice President - Compliance Officer of the Bank. He joined the Bank in 1998 and is responsible for Compliance and Internal Audit for the Company and Bank. Prior to joining the Bank, Mr. Larimore was a bank officer in the areas of lending, compliance and internal audit at a competing area bank.

PART II

          Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                         SECURITIES.

          Market Information. The Company's Common Stock is listed on The NASDAQ Stock Market under the symbol "GSBC."

          As of December 31, 2005 there were 13,722,801 total shares outstanding and approximately 2,400 shareholders of record.

High/Low Stock Price (adjusted for 2004 2-for-1 stock split in the form of a stock dividend)

	2005		2004		2003
	High	Low	High	Low	High	Low

First Quarter	$36.99	$29.96	$25.11	$22.55	$19.87	$18.07
Second Quarter	33.15	28.45	30.48	24.51	19.85	17.88
Third Quarter	35.77	28.61	36.06	26.47	21.93	19.00
Fourth Quarter	32.61	26.32	43.25	30.71	23.66	19.45

The last sale price of the Company's Common Stock on December 31, 2005 was $27.61.

Dividend Declarations (adjusted for 2004 2-for-1 stock split in the form of a stock dividend)

	December 31, 2005	December 31, 2004	December 31, 2003

First Quarter	$.120	$.100	$.075
Second Quarter	.130	.110	.090
Third Quarter	.130	.110	.090
Fourth Quarter	.140	.120	.100

          The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Issuer Purchases of Equity Securities

          On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the fourth quarter of 2005 is as follows.

Next Page

	Total Number of Shares Purchased	Average Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

October 1, 2005 - October 31, 2005	12,406	$27.82	12,406	198,767
November 1, 2005 - November 30, 2005	3,600	27.76	3,600	195,167
December 1, 2005 - December 31, 2005	---	---	---	195,167
	16,006	$27.80	16,006
__________________
(1)	Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Next Page

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2005, 2004, 2003, 2002 and 2001, are derived from our consolidated financial statements, which have been audited by BKD, LLP. The amounts for 2004, 2003, 2002 and 2001 are restated amounts, as described in the discussion following the table under "Restatement of Previously Issued Consolidated Financial Statements." See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Information." Results for past periods are not necessarily indicative of results that may be expected for any future period. All share and per share amounts have been adjusted for the two-for-one stock split in the form of a stock dividend declared in May 2004.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Summary Statement of Condition Information:
Assets	$ 2,081,155	$1,851,214	$1,544,052	$1,405,256	$1,325,156
Loans receivable, net	1,514,170	1,334,508	1,146,571	1,048,644	1,000,751
Allowance for loan losses	24,549	23,489	20,844	21,288	21,328
Available-for-sale securities	369,316	355,104	259,600	236,269	233,805
Held-to-maturity securities	1,510	1,545	1,570	1,590	1,600
Foreclosed assets held for sale, net	595	2,035	9,034	4,328	3,057
Allowance for foreclosed asset losses	---	---	---	---	150
Deposits	1,550,253	1,298,723	1,138,625	1,016,997	889,590
Total borrowings	355,052	401,625	276,584	268,494	333,666
Stockholders' equity (retained
earnings substantially restricted)	152,802	140,837	121,679	109,636	84,587
Average loans receivable	1,458,438	1,263,281	1,106,714	1,042,199	960,827
Average total assets	1,987,166	1,704,703	1,437,869	1,344,989	1,193,772
Average deposits	1,442,964	1,223,895	1,057,798	963,255	802,286
Average stockholders' equity	150,029	130,600	113,822	95,728	79,484
Number of deposit accounts	85,853	76,769	74,822	73,861	71,998
Number of full-service offices	35	31	29	29	28

Next Page

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Summary Income Statement Information:
Interest income:
Loans	$ 98,129	$74,162	$66,739	$67,351	$78,164
Investment securities and other	16,366	12,897	9,440	12,810	11,333
	114,495	87,059	76,179	80,161	89,497
Interest expense:
Deposits	42,269	28,952	25,147	29,344	33,196
Federal Home Loan Bank advances	7,873	6,091	5,400	6,852	10,339
Short-term borrowings	4,969	1,580	588	555	2,483
Subordinated debentures issued to capital trust	986	610	594	686	680
	56,097	37,233	31,729	37,437	46,698

Net interest income	58,398	49,826	44,450	42,724	42,799
Provision for loan losses	4,025	4,800	4,800	5,800	5,200
Net interest income after
provision for loan losses	54,373	45,026	39,650	36,924	37,599

Noninterest income:
Commissions	8,726	7,793	5,859	5,786	5,765
Service charges and ATM fees	13,309	12,726	11,214	8,430	8,352
Net realized gains on sales of loans	983	992	2,187	1,575	1,756
Net realized gains (losses) on sales
of available-for-sale securities	85	(373)	795	3,443	139
Realized impairment of available-for-sale securities	(734)	---	---	---	---
Net gain (loss) on sales of fixed assets	30	403	161	57	(87)
Change in interest rate swap fair value	(6,600)	1,136	(3,089)	9,569	(978)
Interest rate swap net settlements	3,408	8,881	7,352	6,136	743
Other income	2,352	1,751	1,775	1,186	1,237
	21,559	33,309	26,254	36,182	16,927
Noninterest expense:
Salaries and employee benefits	25,355	22,007	18,739	15,842	15,126
Net occupancy expense	7,589	7,247	6,335	5,337	4,730
Postage	1,954	1,784	1,691	1,426	1,233
Insurance	883	761	683	514	485
Advertising	1,025	794	735	622	686
Office supplies and printing	903	811	855	828	774
Telephone	1,068	903	797	769	628
Legal, audit and other professional fees	1,410	1,309	1,078	808	1,073
Expense on foreclosed assets	268	485	1,939	597	216
Other operating expenses	3,743	3,160	2,901	2,245	2,368
	44,198	39,261	35,753	28,988	27,319
Income before income taxes	31,734	39,074	30,151	44,118	27,207
Provision for income taxes	9,063	12,675	9,856	15,313	9,116
Net income	$ 22,671	$ 26,399	$20,295	$28,805	$18,091

Next Page

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings per common share	$1.65	$1.93	$1.48	$2.10	$1.31
Diluted earnings per common share	1.63	1.89	1.46	2.07	1.30
Cash dividends declared	0.52	0.44	0.36	0.35	0.25
Book value	11.13	10.28	8.88	7.99	6.16
Average shares outstanding	13,713	13,702	13,707	13,726	13,780
Year-end actual shares outstanding	13,723	13,699	13,703	13,714	13,726
Year-end fully diluted shares outstanding	13,922	13,995	13,887	13,880	13,858

Earnings Performance Ratios:
Return on average assets(1)	1.14%	1.55%	1.41%	2.14%	1.52%
Return on average stockholders' equity(2)	15.11	20.21	17.83	30.09	22.76
Non-interest income to average total assets	1.08	1.95	1.83	2.69	1.42
Non-interest expense to average total assets	2.21	2.27	2.35	2.11	2.27
Average interest rate spread(3)	2.73	2.81	2.98	2.98	3.30
Year-end interest rate spread	3.05	2.63	2.88	3.05	2.99
Net interest margin(4)	3.13	3.10	3.27	3.30	3.73
Adjusted efficiency ratio (excl. foreclosed assets)(5)	54.94	46.64	47.82	35.98	45.38
Net overhead ratio(6)	1.14	0.35	0.66	(0.53)	0.87
Common dividend pay-out ratio	31.90	23.28	24.32	16.79	19.23

Asset Quality Ratios:
Allowance for loan losses/year-end loans	1.59%	1.73%	1.78%	1.99%	2.09%
Non-performing assets/year-end loans and foreclosed assets	1.09	0.48	1.40	1.75	1.21
Allowance for loan losses/non-performing loans	151.44	524.43	282.02	146.60	223.42
Net charge-offs/average loans	0.20	0.17	0.47	0.56	0.27
Gross non-performing assets/year end assets	0.81	0.35	1.06	1.34	0.94
Non-performing loans/year-end loans	1.05	0.33	0.63	1.36	0.93

Balance Sheet Ratios:
Loans to deposits	97.67%	102.76%	100.70%	103.11%	112.50%
Average interest-earning assets as a percentage of average interest-bearing liabilities	113.05	112.56	112.30	111.22	110.67

Capital Ratios:
Average stockholders' equity to average assets	7.6%	7.7%	7.9%	7.1%	6.7%
Year-end tangible stockholders' equity to assets	7.2	7.6	7.9	7.8	6.4
Great Southern Bank:
Tier 1 risk-based capital ratio	10.1	10.7	11.0	10.8	8.9
Total risk-based capital ratio	11.3	11.9	12.3	12.0	10.1
Tier 1 leverage ratio	8.3	8.5	9.0	8.6	7.2

Ratio of Earnings to Fixed Charges:(7)
Including deposit interest	1.57x	2.05x	1.95x	2.18x	1.58x
Excluding deposit interest	3.29x	5.72x	5.58x	6.45x	3.02x

____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

Next Page

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

          On January 23, 2006, the Company announced that it is restating certain of its historical financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and years ended December 31, 2004, 2003, 2002, and 2001. The restatement of this financial information relates to the correction of prior accounting errors relating to certain interest rate swaps associated with brokered certificates of deposit (CDs).

          The Company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its CDs. From the inception of the hedging program in 2000, the Company has applied a method of fair value hedge accounting under Statement of Financial Accounting Standards (SFAS) 133 to account for the CD swap transactions that allowed the Company to assume the effectiveness of such transactions (the so-called "short-cut" method). The Company concluded, that the CD swap transactions did not qualify for this method in prior periods because the method to pay the related CD broker placement fee was determined, in retrospect, to have caused the swap to not have a fair value of zero at inception (which is required under SFAS 133 to qualify for the "short-cut" method). Although the impact of applying the alternative "long-haul" method of documentation using SFAS 133 and the results under the "short-cut" method are believed to result in no significant difference in the hedge effectiveness of the majority of these swaps, and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the proper hedge documentation was not in place at the inception of the hedge.

          The Company is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid separately by the Company to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, the Company has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. If the Company calls the brokered CD (at par) prior to maturity, the remaining unamortized broker fee is expensed at that time. The remaining unamortized prepaid broker fees related to these brokered CDs at December 31, 2005 and 2004, were $6.5 million and $6.4 million, respectively.

          As a result, the financial statements for all affected periods through December 31, 2005, reflect a cumulative charge of approximately $3.4 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applicable to them. In addition, the fiscal year 2005 financial statements include a charge of approximately $5.1 million (net of income taxes), to reflect the same treatment.

          Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs) as an adjustment to income by offsetting the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap is recorded on the balance sheet at its fair value, the related hedged items, the brokered CDs, are required to be carried at par. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs to noninterest income.

Next Page

          The effects of the change in accounting for certain interest rate swaps on the consolidated balance sheet as of, and income statement for the year ended, December 31, 2005, are as follows (dollars in thousands):

	December 31,		December 31,
	2005	Difference	2005
	(With hedge accounting for interest rate swaps)		(Without hedge accounting for interest rate swaps)

ASSETS
Cash	$ 116,578	$ ---	$ 116,578
Interest-bearing deposits in other financial institutions	1,154	---	1,154

Cash and cash equivalents	117,732	---	117,732
Available-for-sale securities	369,316	---	369,316
Held-to-maturity securities	1,510	---	1,510
Mortgage loans held for sale	2,124	---	2,124
Loans receivable, net of allowance for loan losses	1,512,046	---	1,512,046
Interest receivable	10,841	---	10,841
Prepaid expenses and other assets	6,813	6,453	13,266
Foreclosed assets held for sale, net	595	---	595
Premises and equipment, net	27,265	---	27,265
Goodwill and other intangible assets	1,402	---	1,402
Investment in Federal Home Loan Bank stock	11,857	---	11,857
Deferred income taxes	11,361	1,840	13,201

Total Assets	$ 2,072,862	$ 8,293	$ 2,081,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,538,544	$ 11,709	$ 1,550,253
Federal Home Loan Bank advances	203,435	---	203,435
Short-term borrowings	133,558	---	133,558
Subordinated debentures issued to capital trust	18,059	---	18,059
Accrued interest payable	4,615	---	4,615
Advances from borrowers for taxes and insurance	233	---	233
Accounts payable and accrued expenses	17,494	---	17,494
Income taxes payable	706	---	706

Total Liabilities	1,916,644	11,709	1,928,353

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	137	---	137
Additional paid-in capital	17,781	---	17,781
Retained earnings	142,337	(3,416)	138,921
Accumulated other comprehensive income (loss)	(4,037)	---	(4,037)

Total Stockholders' Equity	156,218	(3,416)	152,802

Total Liabilities and Stockholders' Equity	$ 2,072,862	$ 8,293	$ 2,081,155

Next Page

	December 31,		December 31,
	2005	Difference	2005
	(With hedge accounting for interest rate swaps)		(Without hedge accounting for interest rate swaps)

INTEREST INCOME
Loans	$ 98,129	$ ---	$ 98,129
Investment securities and other	16,366	---	16,366
TOTAL INTEREST INCOME	114,495	---	114,495

INTEREST EXPENSE
Deposits	37,667	4,602	42,269
Federal Home Loan Bank advances	7,873	---	7,873
Short-term borrowings	4,969	---	4,969
Subordinated debentures issued to capital trust	986	---	986
TOTAL INTEREST EXPENSE	51,495	4,602	56,097

NET INTEREST INCOME	63,000	(4,602)	58,398
PROVISION FOR LOAN LOSSES	4,025	---	4,025

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	58,975	(4,602)	54,373

NONINTEREST INCOME
Commissions	8,726	---	8,726
Service charges and ATM fees	13,309	---	13,309
Net realized gains on sales of loans	983	---	983
Net realized gains (losses) on sales of available-for-sale securities	85	---	85
Write-down of impaired available-for-sale securities	(734)	---	(734)
Net gain (loss) on sale of fixed assets	30	---	30
Change in swap fair value	---	(6,600)	(6,600)
Interest rate swap net settlements	---	3,408	3,408
Other income	2,352	---	2,352
TOTAL NONINTEREST INCOME	24,751	(3,192)	21,559

NONINTEREST EXPENSE
Salaries and employee benefits	25,355	---	25,355
Net occupancy and equipment expense	7,589	---	7,589
Postage	1,954	---	1,954
Insurance	883	---	883
Advertising	1,025	---	1,025
Office supplies and printing	903	---	903
Telephone	1,068	---	1,068
Legal, audit and other professional fees	1,410	---	1,410
Expense on foreclosed assets	268	---	268
Other operating expenses	3,743	---	3,743
TOTAL NONINTEREST EXPENSE	44,198	---	44,198

INCOME BEFORE INCOME TAXES	39,528	(7,794)	31,734
PROVISION FOR INCOME TAXES	11,791	(2,728)	9,063
NET INCOME	$ 27,737	$ (5,066)	$ 22,671
BASIC EARNINGS PER COMMON SHARE	$ 2.02	$ (.37)	$ 1.65
DILUTED EARNINGS PER COMMON SHARE	$ 1.99	$ (.36)	$ 1.63
DIVIDENDS DECLARED PER COMMON SHARE	$ .52	$ ---	$ .52

Next Page

          The effects of the restatement on the consolidated balance sheets as of, and income statements for the years ended, December 31, 2004, 2003, 2002 and 2001, are as follows (dollars in thousands):

	December 31,	Restatement	December 31,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 91,847	$ ---	$ 91,847
Interest-bearing deposits in other financial institutions	1,364	---	1,364

Cash and cash equivalents	93,211	---	93,211
Available-for-sale securities	355,104	---	355,104
Held-to-maturity securities	1,545	---	1,545
Mortgage loans held for sale	671	---	671
Loans receivable, net of allowance for loan losses	1,333,837	---	1,333,837
Interest receivable	8,056	---	8,056
Prepaid expenses and other assets	7,564	6,423	13,987
Foreclosed assets held for sale, net	2,035	---	2,035
Premises and equipment, net	23,353	---	23,353
Goodwill and other intangible assets	325	---	325
Investment in Federal Home Loan Bank stock	14,438	---	14,438
Refundable income tax	504	---	504
Deferred income taxes	5,036	(888)	4,148

Total Assets	$1,845,679	$5,535	$1,851,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,294,838	$3,885	$1,298,723
Federal Home Loan Bank advances	231,486	---	231,486
Short-term borrowings	151,591	---	151,591
Subordinated debentures issued to capital trust	18,548	---	18,548
Accrued interest payable	2,195	---	2,195
Advances from borrowers for taxes and insurance	272	---	272
Accounts payable and accrued expenses	7,562	---	7,562

Total Liabilities	1,706,492	3,885	1,710,377

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	137	---	137
Additional paid-in capital	17,816	---	17,816
Retained earnings	122,120	1,650	123,770
Accumulated other comprehensive income (loss)	(886)	---	(886)

Total Stockholders' Equity	139,187	1,650	140,837

Total Liabilities and Stockholders' Equity	$1,845,679	$5,535	$1,851,214

Next Page

	December 31,	Restatement	December 31,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$74,162	$ ---	$74,162
Investment securities and other	12,897	---	12,897
TOTAL INTEREST INCOME	87,059	---	87,059

INTEREST EXPENSE
Deposits	18,196	10,756	28,952
Federal Home Loan Bank advances	6,091	---	6,091
Short-term borrowings	1,580	---	1,580
Subordinated debentures issued to capital trust	610	---	610
TOTAL INTEREST EXPENSE	26,477	10,756	37,233

NET INTEREST INCOME	60,582	(10,756)	49,826
PROVISION FOR LOAN LOSSES	4,800	---	4,800

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	55,782	(10,756)	45,026

NONINTEREST INCOME
Commissions	7,793	---	7,793
Service charges and ATM fees	12,726	---	12,726
Net realized gains on sales of loans	992	---	992
Net realized gains (losses) on sales of available-for-sale securities	(373)	---	(373)
Net gain (loss) on sale of fixed assets	403	---	403
Change in swap fair value	---	1,136	1,136
Interest rate swap net settlements	---	8,881	8,881
Other income	1,751	---	1,751
TOTAL NONINTEREST INCOME	23,292	10,017	33,309

NONINTEREST EXPENSE
Salaries and employee benefits	22,007	---	22,007
Net occupancy and equipment expense	7,247	---	7,247
Postage	1,784	---	1,784
Insurance	761	---	761
Advertising	794	---	794
Office supplies and printing	811	---	811
Telephone	903	---	903
Legal, audit and other professional fees	1,309	---	1,309
Expense on foreclosed assets	485	---	485
Other operating expenses	3,160	---	3,160
TOTAL NONINTEREST EXPENSE	39,261	---	39,261

INCOME BEFORE INCOME TAXES	39,813	(739)	39,074
PROVISION FOR INCOME TAXES	12,933	(258)	12,675
NET INCOME	$26,880	$ (481)	$26,399
BASIC EARNINGS PER COMMON SHARE	$ 1.96	$ (.03)	$ 1.93
DILUTED EARNINGS PER COMMON SHARE	$ 1.92	$ (.03)	$ 1.89
DIVIDENDS DECLARED PER COMMON SHARE	$ .44	$ ---	$ .44

Next Page

	December 31,	Restatement	December 31,
	2003	Change	2003
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 67,694	$ ---	$ 67,694
Interest-bearing deposits in other financial institutions	7,120	---	7,120

Cash and cash equivalents	74,814	---	74,814
Available-for-sale securities	259,600	---	259,600
Held-to-maturity securities	1,570	---	1,570
Mortgage loans held for sale	1,243	---	1,243
Loans receivable, net of allowance for loan losses	1,145,328	---	1,145,328
Interest receivable	6,938	---	6,938
Prepaid expenses and other assets	7,526	4,475	12,001
Foreclosed assets held for sale, net	9,034	---	9,034
Premises and equipment, net	19,892	---	19,892
Goodwill and other intangible assets	163	---	163
Investment in Federal Home Loan Bank stock	11,785	---	11,785
Deferred income taxes	2,830	(1,147)	1,683

Total Assets	$1,540,723	$ 3,328	$1,544,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,137,427	$ 1,198	$1,138,625
Federal Home Loan Bank advances	204,787	---	204,787
Short-term borrowings	53,534	---	53,534
Subordinated debentures issued to capital trust	18,263	---	18,263
Accrued interest payable	1,679	---	1,679
Advances from borrowers for taxes and insurance	202	---	202
Accounts payable and accrued expenses	3,944	---	3,944
Income taxes payable	1,339	---	1,339

Total Liabilities	$1,421,175	$ 1,198	$ 1,422,373

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	123	---	123
Additional paid-in capital	17,451	---	17,451
Retained earnings	164,159	2,130	166,289
Accumulated other comprehensive income (loss)	(65)	---	(65)
Less treasury common stock	(62,120)	---	(62,120)

Total Stockholders' Equity	119,548	2,130	121,678

Total Liabilities and Stockholders' Equity	$1,540,723	$ 3,328	$1,544,051

Next Page

	December 31,	Restatement	December 31,
	2003	Change	2003
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$66,739	$ ---	$66,739
Investment securities and other	9,440	---	9,440
TOTAL INTEREST INCOME	76,179	---	76,179

INTEREST EXPENSE
Deposits	16,582	8,565	25,147
Federal Home Loan Bank advances	5,400	---	5,400
Short-term borrowings	588	---	588
Subordinated debentures issued to capital trust	594	---	594
TOTAL INTEREST EXPENSE	23,164	8,565	31,729

NET INTEREST INCOME	53,015	(8,565)	44,450
PROVISION FOR LOAN LOSSES	4,800	---	4,800

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	48,215	(8,565)	39,650

NONINTEREST INCOME
Commissions	5,859	---	5,859
Service charges and ATM fees	11,214	---	11,214
Net realized gains on sales of loans	2,187	---	2,187
Net realized gains (losses) on sales of available-for-sale securities	795	---	795
Net gain (loss) on sale of fixed assets	161	---	161
Change in swap fair value	---	(3,089)	(3,089)
Interest rate swap net settlements	---	7,352	7,352
Other income	1,775	---	1,775
TOTAL NONINTEREST INCOME	21,991	4,263	26,254

NONINTEREST EXPENSE
Salaries and employee benefits	18,739	---	18,739
Net occupancy and equipment expense	6,335	---	6,335
Postage	1,691	---	1,691
Insurance	683	---	683
Advertising	735	---	735
Office supplies and printing	855	---	855
Telephone	797	---	797
Legal, audit and other professional fees	1,078	---	1,078
Expense on foreclosed assets	1,939	---	1,939
Other operating expenses	2,901	---	2,901
TOTAL NONINTEREST EXPENSE	35,753	---	35,753

INCOME BEFORE INCOME TAXES	34,453	(4,302)	30,151
PROVISION FOR INCOME TAXES	11,362	(1,506)	9,856

NET INCOME	$23,091	$(2,796)	$20,295
BASIC EARNINGS PER COMMON SHARE	$ 1.68	$ (.20)	$ 1.48
DILUTED EARNINGS PER COMMON SHARE	$ 1.66	$ (.20)	$ 1.46
DIVIDENDS DECLARED PER COMMON SHARE	$ .36		$ .36

Next Page

	December 31,	Restatement	December 31,
	2002	Change	2002
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 55,327	$ ---	$ 55,327
Interest-bearing deposits in other financial institutions	547	---	547

Cash and cash equivalents	55,874	---	55,874
Available-for-sale securities	236,269	---	236,269
Held-to-maturity securities	1,590	---	1,590
Mortgage loans held for sale	2,636	---	2,636
Loans receivable, net of allowance for loan losses	1,046,008	---	1,046,008
Interest receivable	6,566	---	6,566
Prepaid expenses and other assets	16,452	2,618	19,070
Foreclosed assets held for sale, net	4,328	---	4,328
Premises and equipment, net	16,963	---	16,963
Investment in Federal Home Loan Bank stock	14,962	---	14,962
Refundable income tax	990	---	990

Total Assets	$1,402,638	$ 2,618	$1,405,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,021,957	$(4,960)	$1,016,997
Federal Home Loan Bank advances	206,226	---	206,226
Short-term borrowings	43,304	---	43,304
Subordinated debentures issued to capital trust	18,964	---	18,964
Accrued interest payable	2,485	---	2,485
Advances from borrowers for taxes and insurance	229	---	229
Accounts payable and accrued expenses	3,697	---	3,697
Deferred income taxes	1,067	2,652	3,719

Total Liabilities	1,297,929	(2,308)	1,295,621

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	123	---	123
Additional paid-in capital	17,033	---	17,033
Retained earnings	145,931	4,926	150,857
Accumulated other comprehensive income (loss)	2,568	---	2,568
Less treasury common stock	(60,946)	---	(60,946)

Total Stockholders' Equity	104,709	4,926	109,635

Total Liabilities and Stockholders' Equity	$1,402,638	$ 2,618	$1,405,256

Next Page

	December 31,	Restatement	December 31,
	2002	Change	2002
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$67,351	$ ---	$67,351
Investment securities and other	12,810	---	12,810
TOTAL INTEREST INCOME	80,161	---	80,161

INTEREST EXPENSE
Deposits	22,244	7,100	29,344
Federal Home Loan Bank advances	6,852	---	6,852
Short-term borrowings	555	---	555
Subordinated debentures issued to capital trust	686	---	686
TOTAL INTEREST EXPENSE	30,337	7,100	37,437

NET INTEREST INCOME	49,824	(7,100)	42,724
PROVISION FOR LOAN LOSSES	5,800	---	5,800

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	44,024	(7,100)	36,924

NONINTEREST INCOME
Commissions	5,786	---	5,786
Service charges and ATM fees	8,430	---	8,430
Net realized gains on sales of loans	1,575	---	1,575
Net realized gains (losses) on sales of available-for-sale securities	3,443	---	3,443
Net gain (loss) on sale of fixed assets	57	---	57
Change in swap fair value	---	9,569	9,569
Interest rate swap net settlements	---	6,136	6,136
Other income	1,186	---	1,186
TOTAL NONINTEREST INCOME	20,477	15,705	36,182

NONINTEREST EXPENSE
Salaries and employee benefits	15,842	---	15,842
Net occupancy and equipment expense	5,337	---	5,337
Postage	1,426	---	1,426
Insurance	514	---	514
Advertising	622	---	622
Office supplies and printing	828	---	828
Telephone	769	---	769
Legal, audit and other professional fees	808	---	808
Expense on foreclosed assets	597	---	597
Other operating expenses	2,245	---	2,245
TOTAL NONINTEREST EXPENSE	28,988	---	28,988

INCOME BEFORE INCOME TAXES	35,513	8,605	44,118
PROVISION FOR INCOME TAXES	12,301	3,012	15,313

NET INCOME	$23,212	$ 5,593	$28,805
BASIC EARNINGS PER COMMON SHARE	$ 1.69	$ .41	$ 2.10
DILUTED EARNINGS PER COMMON SHARE	$ 1.67	$ .40	$ 2.07
DIVIDENDS DECLARED PER COMMON SHARE	$ .35		$ .35

Next Page

	December 31,	Restatement	December 31,
	2001	Change	2001
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 29,646	$ ---	$ 29,646
Interest-bearing deposits in other financial institutions	5,474	---	5,474

Cash and cash equivalents	35,120	---	35,120
Available-for-sale securities	233,805	---	233,805
Held-to-maturity securities	1,600	---	1,600
Mortgage loans held for sale	7,135	---	7,135
Loans receivable, net of allowance for loan losses	993,616	---	993,616
Interest receivable	7,210	---	7,210
Prepaid expenses and other assets	7,464	1,693	9,157
Foreclosed assets held for sale, net	3,057	---	3,057
Premises and equipment, net	12,839	---	12,839
Investment in Federal Home Loan Bank stock	14,962	---	14,962
Deferred income taxes	6,295	359	6,654

Total Assets	$1,323,103	$2,052	$1,325,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 886,870	$2,720	$889,590
Federal Home Loan Bank advances	258,743	---	258,743
Short-term borrowings	57,763	---	57,763
Subordinated debentures issued to capital trust	17,160	---	17,160
Accrued interest payable	5,186	---	5,186
Advances from borrowers for taxes and insurance	295	---	295
Accounts payable and accrued expenses	2,983	---	2,983
Income taxes payable	8,849	---	8,849

Total Liabilities	1,237,849	2,720	1,240,569

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	123	---	123
Additional paid-in capital	17,160	---	17,160
Retained earnings	127,489	(668)	126,821
Accumulated other comprehensive income (loss)	710	---	710
Less treasury common stock	(60,228)	---	(60,228)

Total Stockholders' Equity	85,254	(668)	84,586

Total Liabilities and Stockholders' Equity	$1,323,103	$2,052	$1,325,155

Next Page

	December 31,	Restatement	December 31,
	2001	Change	2001
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$78,164	$ ---	$78,164
Investment securities and other	11,333	---	11,333
TOTAL INTEREST INCOME	89,497	---	89,497

INTEREST EXPENSE
Deposits	32,405	791	33,196
Federal Home Loan Bank advances	10,339	---	10,339
Short-term borrowings	2,483	---	2,483
Subordinated debentures issued to capital trust	680	---	680
TOTAL INTEREST EXPENSE	45,907	791	46,698

NET INTEREST INCOME	43,590	(791)	42,799
PROVISION FOR LOAN LOSSES	5,200	---	5,200

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	38,390	(791)	37,599

NONINTEREST INCOME
Commissions	5,765	---	5,765
Service charges and ATM fees	8,352	---	8,352
Net realized gains on sales of loans	1,756	---	1,756
Net realized gains (losses) on sales of available-for-sale securities	139	---	139
Net gain (loss) on sale of fixed assets	(87)	---	(87)
Change in swap fair value	---	(978)	(978)
Interest rate swap net settlements	---	743	743
Other income	1,237	---	1,237
TOTAL NONINTEREST INCOME	17,162	(235)	16,927

NONINTEREST EXPENSE
Salaries and employee benefits	15,126	---	15,126
Net occupancy and equipment expense	4,730	---	4,730
Postage	1,233	---	1,233
Insurance	485	---	485
Advertising	686	---	686
Office supplies and printing	774	---	774
Telephone	628	---	628
Legal, audit and other professional fees	1,073	---	1,073
Expense on foreclosed assets	216	---	216
Other operating expenses	2,368	---	2,368
TOTAL NONINTEREST EXPENSE	27,319	---	27,319

INCOME BEFORE INCOME TAXES	28,233	(1,026)	27,207
PROVISION FOR INCOME TAXES	9,475	(359)	9,116

NET INCOME	$18,758	$ (667)	$18,091
BASIC EARNINGS PER COMMON SHARE	$ 1.36	$ (.05)	$ 1.31
DILUTED EARNINGS PER COMMON SHARE	$ 1.35	$ (.05)	$ 1.30
DIVIDENDS DECLARED PER COMMON SHARE	$ .25		$ .25

Next Page

          The effects of the restatement on the consolidated balance sheets as of, and income statements for the three months ended September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004 and March 31, 2004, are as follows: (dollars in thousands)

	(Unaudited)		(Unaudited)
	September 30,	Restatement	September 30,
	2005	Change	2005
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 96,306	$ ---	$ 96,306
Interest-bearing deposits in other financial institutions	1,054	---	1,054

Cash and cash equivalents	97,360	---	97,360
Available-for-sale securities	372,087	---	372,087
Held-to-maturity securities	1,510	---	1,510
Mortgage loans held for sale	1,918	---	1,918
Loans receivable, net of allowance for loan losses	1,488,091	---	1,488,091
Interest receivable	10,176	---	10,176
Prepaid expenses and other assets	8,787	6,681	15,468
Foreclosed assets held for sale, net	1,970	---	1,970
Premises and equipment, net	27,187	---	27,187
Investment in Federal Home Loan Bank stock	11,228	---	11,228
Refundable income tax	7	---	7
Deferred income taxes	8,125	751	8,876

Total Assets	$ 2,028,446	$ 7,432	$ 2,035,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,511,712	$ 8,826	$ 1,520,538
Federal Home Loan Bank advances	168,765	---	168,765
Short-term borrowings	157,800	---	157,800
Subordinated debentures issued to capital trust	18,072	---	18,072
Accrued interest payable	3,683	---	3,683
Advances from borrowers for taxes and insurance	1,100	---	1,100
Accounts payable and accrued expenses	14,534	---	14,534

Total Liabilities	$ 1,875,666	$ 8,826	$ 1,884,492

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	137	---	137
Additional paid-in capital	17,741	---	17,741
Retained earnings	137,380	(1,394)	135,986
Accumulated other comprehensive income (loss)	(2,478)	---	(2,478)

Total Stockholders' Equity	152,780	(1,394)	151,386

Total Liabilities and Stockholders' Equity	$ 2,028,446	$ 7,432	$ 2,035,878

Next Page

	(Unaudited)		(Unaudited)
	Three Months		Three Months
	Ended		Ended
	September 30,	Restatement	September 30,
	2005	Change	2005
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$ 25,944	$ ---	$ 25,944
Investment securities and other	3,980	---	3,980
TOTAL INTEREST INCOME	29,924	---	29,924

INTEREST EXPENSE
Deposits	10,350	914	11,264
Federal Home Loan Bank advances	1,957	---	1,957
Short-term borrowings	1,348	---	1,348
Subordinated debentures issued to capital trust	255	---	255
TOTAL INTEREST EXPENSE	13,910	914	14,824

NET INTEREST INCOME	16,014	(914)	15,100
PROVISION FOR LOAN LOSSES	975	---	975

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	15,039	(914)	14,125

NONINTEREST INCOME
Commissions	2,050	---	2,050
Service charges and ATM fees	3,485	---	3,485
Net realized gains on sales of loans	319	---	319
Net realized gains (losses) on sales of available-for-sale securities	89	---	89
Net gain (loss) on sale of fixed assets	(16)	---	(16)
Change in swap fair value	---	(4,810)	(4,810)
Interest rate swap net settlements	---	644	644
Other income	934	---	934
TOTAL NONINTEREST INCOME	6,861	(4,166)	2,695

NONINTEREST EXPENSE
Salaries and employee benefits	6,517	---	6,517
Net occupancy and equipment expense	1,911	---	1,911
Postage	504	---	504
Insurance	220	---	220
Advertising	232	---	232
Office supplies and printing	240	---	240
Telephone	260	---	260
Legal, audit and other professional fees	348	---	348
Expense on foreclosed assets	88	---	88
Other operating expenses	1,070	---	1,070
TOTAL NONINTEREST EXPENSE	11,390	---	11,390

INCOME BEFORE INCOME TAXES	10,510	(5,080)	5,430
PROVISION FOR INCOME TAXES	3,363	(1,778)	1,585

NET INCOME	$ 7,147	$ (3,302)	$ 3,845
BASIC EARNINGS PER COMMON SHARE	$ .52	$ (.24)	$ .28
DILUTED EARNINGS PER COMMON SHARE	$ .51	$ (.23)	$ .28
DIVIDENDS DECLARED PER COMMON SHARE	$ .13		$ .13

Next Page

	(Unaudited)		(Unaudited)
	June 30,	Restatement	June 30,
	2005	Change	2005
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 97,509	$ ---	$ 97,509
Interest-bearing deposits in other financial institutions	1,070	---	1,070

Cash and cash equivalents	98,579	---	98,579
Available-for-sale securities	392,976	---	392,976
Held-to-maturity securities	1,510	---	1,510
Mortgage loans held for sale	2,000	---	2,000
Loans receivable, net of allowance for loan losses	1,442,140	---	1,442,140
Interest receivable	9,344	---	9,344
Prepaid expenses and other assets	7,587	6,889	14,476
Foreclosed assets held for sale, net	2,263	---	2,263
Premises and equipment, net	24,055	---	24,055
Investment in Federal Home Loan Bank stock	12,516	---	12,516
Refundable income tax	3,709	---	3,709
Deferred income taxes	6,818	(1,027)	5,791

Total Assets	$ 2,003,497	$ 5,862	$ 2,009,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,445,194	$ 3,954	$ 1,449,148
Federal Home Loan Bank advances	203,836	---	203,836
Short-term borrowings	175,154	---	175,154
Subordinated debentures issued to capital trust	18,281	---	18,281
Accrued interest payable	3,147	---	3,147
Advances from borrowers for taxes and insurance	842	---	842
Accounts payable and accrued expenses	8,443	---	8,443

Total Liabilities	$ 1,854,897	$ 3,954	$ 1,858,851

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	137	---	137
Additional paid-in capital	17,778	---	17,778
Retained earnings	131,733	1,908	133,641
Accumulated other comprehensive income (loss)	(1,048)	---	(1,048)

Total Stockholders' Equity	148,600	1,908	150,508

Total Liabilities and Stockholders' Equity	$ 2,003,497	$ 5,862	$ 2,009,359

Next Page

	(Unaudited)		(Unaudited)
	Three Months		Three Months
	Ended		Ended
	June 30,	Restatement	June 30,
	2005	Change	2005
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$ 23,236	$ ---	$ 23,236
Investment securities and other	4,302	---	4,302
TOTAL INTEREST INCOME	27,538	---	27,538

INTEREST EXPENSE
Deposits	8,500	1,510	10,010
Federal Home Loan Bank advances	2,100	---	2,100
Short-term borrowings	1,179	---	1,179
Subordinated debentures issued to capital trust	235	---	235
TOTAL INTEREST EXPENSE	12,014	1,510	13,524

NET INTEREST INCOME	15,524	(1,510)	14,014
PROVISION FOR LOAN LOSSES	975	---	975

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	14,549	(1,510)	13,039

NONINTEREST INCOME
Commissions	2,315	---	2,315
Service charges and ATM fees	3,424	---	3,424
Net realized gains on sales of loans	263	---	263
Net realized gains (losses) on sales of available-for-sale securities	(3)	---	(3)
Net gain (loss) on sale of fixed assets	2	---	2
Change in swap fair value	---	5,525	5,525
Interest rate swap net settlements	---	1,145	1,145
Other income	425	---	425
TOTAL NONINTEREST INCOME	6,426	6,670	13,096

NONINTEREST EXPENSE
Salaries and employee benefits	6,206	---	6,206
Net occupancy and equipment expense	1,823	---	1,823
Postage	485	---	485
Insurance	219	---	219
Advertising	293	---	293
Office supplies and printing	225	---	225
Telephone	259	---	259
Legal, audit and other professional fees	344	---	344
Expense on foreclosed assets	99	---	99
Other operating expenses	817	---	817
TOTAL NONINTEREST EXPENSE	10,770	---	10,770

INCOME BEFORE INCOME TAXES	10,205	5,160	15,365
PROVISION FOR INCOME TAXES	3,265	1,806	5,071

NET INCOME	$ 6,940	$ 3,354	$ 10,294
BASIC EARNINGS PER COMMON SHARE	$ .51	$ .24	$ .75
DILUTED EARNINGS PER COMMON SHARE	$ .50	$ .24	$ .74
DIVIDENDS DECLARED PER COMMON SHARE	$ .13		$ .13

Next Page

	(Unaudited)		(Unaudited)
	March 31,	Restatement	March 31,
	2005	Change	2005
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 81,887	$ ---	$ 81,887
Interest-bearing deposits in other financial institutions	4,503	---	4,503

Cash and cash equivalents	86,390	---	86,390
Available-for-sale securities	400,062	---	400,062
Held-to-maturity securities	1,545	---	1,545
Mortgage loans held for sale	1,774	---	1,774
Loans receivable, net of allowance for loan losses	1,359,120	---	1,359,120
Interest receivable	9,194	---	9,194
Prepaid expenses and other assets	7,716	6,823	14,539
Foreclosed assets held for sale, net	1,775	---	1,775
Premises and equipment, net	24,112	---	24,112
Investment in Federal Home Loan Bank stock	10,775	---	10,775
Deferred income taxes	6,936	778	7,714

Total Assets	$ 1,909,399	$ 7,601	$ 1,917,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,381,874	$ 9,047	$ 1,390,921
Federal Home Loan Bank advances	186,164	---	186,164
Short-term borrowings	158,897	---	158,897
Subordinated debentures issued to capital trust	18,288	---	18,288
Accrued interest payable	2,640	---	2,640
Advances from borrowers for taxes and insurance	551	---	551
Account payable and accrued expenses	18,553	---	18,553
Deferred income taxes	364	---	364

Total Liabilities	$ 1,767,331	$ 9,047	$ 1,776,378

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	137	---	137
Additional paid-in capital	17,776	---	17,776
Retained earnings	126,954	(1,446)	125,508
Accumulated other comprehensive income (loss)	(2,799)	---	(2,799)

Total Stockholders' Equity	142,068	(1,446)	140,622

Total Liabilities and Stockholders' Equity	$ 1,909,399	$ 7,601	$ 1,917,000

Next Page

	(Unaudited)		(Unaudited)
	Three Months		Three Months
	Ended		Ended
	March 31,	Restatement	March 31,
	2005	Change	2005
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$ 20,945	$ ---	$ 20,945
Investment securities and other	4,056	---	4,056
TOTAL INTEREST INCOME	25,001	---	25,001

INTEREST EXPENSE
Deposits	6,824	1,801	8,625
Federal Home Loan Bank advances	1,756	---	1,756
Short-term borrowings	1,081	---	1,081
Subordinated debentures issued to capital trust	210	---	210
TOTAL INTEREST EXPENSE	9,871	1,801	11,672

NET INTEREST INCOME	15,130	(1,801)	13,329
PROVISION FOR LOAN LOSSES	900	---	900

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	14,230	(1,801)	12,429

NONINTEREST INCOME
Commissions	2,245	---	2,245
Service charges and ATM fees	2,992	---	2,992
Net realized gains on sales of loans	175	---	175
Net realized gains (losses) on sales of available-for-sale securities	(20)	---	(20)
Net gain (loss) on sale of fixed assets	(12)	---	(12)
Change in swap fair value	---	(4,543)	(4,543)
Interest rate swap net settlements	---	1,582	1,582
Other income	478	---	478
TOTAL NONINTEREST INCOME	5,858	(2,961)	2,897

NONINTEREST EXPENSE
Salaries and employee benefits	6,149	---	6,149
Net occupancy and equipment expense	1,643	---	1,643
Postage	458	---	458
Insurance	224	---	224
Advertising	256	---	256
Office supplies and printing	210	---	210
Telephone	264	---	264
Legal, audit and other professional fees	334	---	334
Expense on foreclosed assets	149	---	149
Other operating expenses	875	---	875
TOTAL NONINTEREST EXPENSE	10,562	---	10,562

INCOME BEFORE INCOME TAXES	9,526	(4,762)	4,764
PROVISION FOR INCOME TAXES	3,048	(1,667)	1,381

NET INCOME	$ 6,478	$ (3,095)	$ 3,383
BASIC EARNINGS PER COMMON SHARE	$ .47	$ (.22)	$ .25
DILUTED EARNINGS PER COMMON SHARE	$ .46	$ (.22)	$ .24
DIVIDENDS DECLARED PER COMMON SHARE	$ .12		$ .12

Next Page

	December 31,	Restatement	December 31,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 91,847	$ ---	$ 91,847
Interest-bearing deposits in other financial institutions	1,364	---	1,364

Cash and cash equivalents	93,211	---	93,211
Available-for-sale securities	355,104	---	355,104
Held-to-maturity securities	1,545	---	1,545
Mortgage loans held for sale	671	---	671
Loans receivable, net of allowance for loan losses	1,333,837	---	1,333,837
Interest receivable	8,056	---	8,056
Prepaid expenses and other assets	7,889	6,423	14,312
Foreclosed assets held for sale, net	2,035	---	2,035
Premises and equipment, net	23,353	---	23,353
Investment in Federal Home Loan Bank stock	14,438	---	14,438
Refundable income tax	504	---	504
Deferred income taxes	5,036	(888)	4,148

Total Assets	$ 1,845,679	$ 5,535	$ 1,851,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,294,838	$ 3,885	$ 1,298,723
Federal Home Loan Bank advances	231,486	---	231,486
Short-term borrowings	151,591	---	151,591
Subordinated debentures issued to capital trust	18,548	---	18,548
Accrued interest payable	2,195	---	2,195
Advances from borrowers for taxes and insurance	272	---	272
Accounts payable and accrued expenses	7,562	---	7,562

Total Liabilities	$ 1,706,492	$ 3,885	$ 1,710,377

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	137	---	137
Additional paid-in capital	17,816	---	17,816
Retained earnings	122,120	1,650	123,770
Accumulated other comprehensive income (loss)	(886)	---	(886)

Total Stockholders' Equity	139,187	1,650	140,837

Total Liabilities and Stockholders' Equity	$ 1,845,679	$ 5,535	$ 1,851,214

Next Page

	(Unaudited)		(Unaudited)
	Three Months		Three Months
	Ended		Ended
	December 31,	Restatement	December 31,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$ 20,470	$ ---	$ 20,470
Investment securities and other	3,756	---	3,756
TOTAL INTEREST INCOME	24,226	---	24,226

INTEREST EXPENSE
Deposits	5,456	2,620	8,076
Federal Home Loan Bank advances	1,935	---	1,935
Short-term borrowings	688	---	688
Subordinated debentures issued to capital trust	176	---	176
TOTAL INTEREST EXPENSE	8,255	2,620	10,875

NET INTEREST INCOME	15,971	(2,620)	13,351
PROVISION FOR LOAN LOSSES	1,200	---	1,200

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	14,771	(2,620)	12,151

NONINTEREST INCOME
Commissions	1,941	---	1,941
Service charges and ATM fees	3,205	---	3,205
Net realized gains on sales of loans	204	---	204
Net realized gains (losses) on sales of available-for-sale securities	(1)	---	(1)
Net gain (loss) on sale of fixed assets	(23)	---	(23)
Change in swap fair value	---	(1,613)	(1,613)
Interest rate swap net settlements	---	2,029	2,029
Other income	595	---	595
TOTAL NONINTEREST INCOME	5,921	416	6,337

NONINTEREST EXPENSE
Salaries and employee benefits	6,164	---	6,164
Net occupancy and equipment expense	2,049	---	2,049
Postage	458	---	458
Insurance	210	---	210
Advertising	221	---	221
Office supplies and printing	193	---	193
Telephone	229	---	229
Legal, audit and other professional fees	211	---	211
Expense on foreclosed assets	85	---	85
Other operating expenses	841	---	841
TOTAL NONINTEREST EXPENSE	10,661	---	10,661

INCOME BEFORE INCOME TAXES	10,031	(2,204)	7,827
PROVISION FOR INCOME TAXES	3,203	(771)	2,432

NET INCOME	$ 6,828	$ (1,433)	$ 5,395
BASIC EARNINGS PER COMMON SHARE	$ .50	$ (.11)	$ .39
DILUTED EARNINGS PER COMMON SHARE	$ .49	$ (.10)	$ .39
DIVIDENDS DECLARED PER COMMON SHARE	$ .12		$ .12

Next Page

	(Unaudited)		(Unaudited)
	September 30,	Restatement	September 30,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 76,768	$ ---	$ 76,768
Interest-bearing deposits in other financial institutions	8,161	---	8,161

Cash and cash equivalents	84,929	---	84,929
Available-for-sale securities	342,614	---	342,614
Held-to-maturity securities	1,545	---	1,545
Mortgage loans held for sale	2,137	---	2,137
Loans receivable, net of allowance for loan losses	1,297,651	---	1,297,651
Interest receivable	7,090	---	7,090
Prepaid expenses and other assets	7,401	5,706	13,107
Foreclosed assets held for sale, net	2,291	---	2,291
Premises and equipment, net	22,706	---	22,706
Investment in Federal Home Loan Bank stock	14,180	---	14,180
Deferred income taxes	3,681	(1,660)	2,021

Total Assets	$ 1,786,225	$ 4,046	$ 1,790,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,257,300	$ 964	$ 1,258,264
Federal Home Loan Bank advances	251,801	---	251,801
Short-term borrowings	114,805	---	114,805
Subordinated debentures issued to capital trust	18,202	---	18,202
Accrued interest payable	1,694	---	1,694
Advances from borrowers for taxes and insurance	972	---	972
Accounts payable and accrued expenses	6,094	---	6,094
Income taxes payable	173	---	173

Total Liabilities	$ 1,651,041	$ 964	$ 1,652,005

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	137	---	137
Additional paid-in capital	17,573	---	17,573
Retained earnings	117,080	3,082	120,162
Accumulated other comprehensive income (loss)	394	---	394

Total Stockholders' Equity	135,184	3,082	138,266

Total Liabilities and Stockholders' Equity	$ 1,786,225	$ 4,046	$ 1,790,271

Next Page

	(Unaudited)		(Unaudited)
	Three Months		Three Months
	Ended		Ended
	September 30,	Restatement	September 30,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$ 18,962	$ ---	$ 18,962
Investment securities and other	3,534	---	3,534
TOTAL INTEREST INCOME	22,496	---	22,496

INTEREST EXPENSE
Deposits	4,601	2,551	7,152
Federal Home Loan Bank advances	1,659	---	1,659
Short-term borrowings	426	---	426
Subordinated debentures issued to capital trust	171	---	171
TOTAL INTEREST EXPENSE	6,857	2,551	9,408

NET INTEREST INCOME	15,639	(2,551)	13,088
PROVISION FOR LOAN LOSSES	1,200	---	1,200

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	14,439	(2,551)	11,888

NONINTEREST INCOME
Commissions	1,866	---	1,866
Service charges and ATM fees	3,347	---	3,347
Net realized gains on sales of loans	203	---	203
Net realized gains (losses) on sales of available-for-sale securities	(363)	---	(363)
Net gain (loss) on sale of fixed assets	408	---	408
Change in swap fair value	---	5,322	5,322
Interest rate swap net settlements	---	2,320	2,320
Other income	346	---	346
TOTAL NONINTEREST INCOME	5,807	7,642	13,449

NONINTEREST EXPENSE
Salaries and employee benefits	5,398	---	5,398
Net occupancy and equipment expense	1,777	---	1,777
Postage	451	---	451
Insurance	192	---	192
Advertising	166	---	166
Office supplies and printing	218	---	218
Expense on foreclosed assets	143	---	143
Other operating expenses	1,347	---	1,347
TOTAL NONINTEREST EXPENSE	9,692	---	9,692

INCOME BEFORE INCOME TAXES	10,554	5,091	15,645
PROVISION FOR INCOME TAXES	3,385	1,782	5,167

NET INCOME	$ 7,169	$ 3,309	$ 10,478
BASIC EARNINGS PER COMMON SHARE	$ .52	$ .24	$ .76
DILUTED EARNINGS PER COMMON SHARE	$ .51	$ .24	$ .75
DIVIDENDS DECLARED PER COMMON SHARE	$ .11		$ .11

Next Page

	(Unaudited)		(Unaudited)
	June 30,	Restatement	June 30,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 77,779	$ ---	$ 77,779
Interest-bearing deposits in other financial institutions	1,563	---	1,563

Cash and cash equivalents	79,342	---	79,342
Available-for-sale securities	334,848	---	334,848
Held-to-maturity securities	1,545	---	1,545
Mortgage loans held for sale	2,074	---	2,074
Loans receivable, net of allowance for loan losses	1,225,118	---	1,225,118
Interest receivable	7,185	---	7,185
Prepaid expenses and other assets	5,960	5,232	11,192
Foreclosed assets held for sale, net	2,971	---	2,971
Premises and equipment, net	22,360	---	22,360
Investment in Federal Home Loan Bank stock	12,742	---	12,742
Deferred income taxes	6,023	122	6,145

Total Assets	$ 1,700,168	$ 5,354	$ 1,705,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,232,637	$ 5,581	$ 1,238,218
Federal Home Loan Bank advances	229,164	---	229,164
Short-term borrowings	83,026	---	83,026
Subordinated debentures issued to capital trust	18,062	---	18,062
Accrued interest payable	1,581	---	1,581
Advances from borrowers for taxes and insurance	705	---	705
Accounts payable and accrued expenses	9,120	---	9,120
Income taxes payable	253	---	253

Total Liabilities	$ 1,574,548	$ 5,581	$ 1,580,129

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	137	---	137
Additional paid-in capital	17,547	---	17,547
Retained earnings	111,636	(227)	111,409
Accumulated other comprehensive income (loss)	(3,700)	---	(3,700)

Total Stockholders' Equity	125,620	(227)	125,393

Total Liabilities and Stockholders' Equity	$ 1,700,168	$ 5,354	$ 1,705,522

Next Page

	(Unaudited)		(Unaudited)
	Three Months		Three Months
	Ended		Ended
	June 30,	Restatement	June 30,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$ 17,540	$ ---	$ 17,540
Investment securities and other	2,957	---	2,957
TOTAL INTEREST INCOME	20,497	---	20,497

INTEREST EXPENSE
Deposits	4,066	2,877	6,943
Federal Home Loan Bank advances	1,266	---	1,266
Short-term borrowings	263	---	263
Subordinated debentures issued to capital trust	137	---	137
TOTAL INTEREST EXPENSE	5,732	2,877	8,609

NET INTEREST INCOME	14,765	(2,877)	11,888
PROVISION FOR LOAN LOSSES	1,200	---	1,200

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	13,565	(2,877)	10,688

NONINTEREST INCOME
Commissions	2,053	---	2,053
Service charges and ATM fees	3,339	---	3,339
Net realized gains on sales of loans	320	---	320
Net realized gains (losses) on sales of available-for-sale securities	---	---	---
Net gain (loss) on sale of fixed assets	7	---	7
Change in swap fair value	---	(6,799)	(6,799)
Interest rate swap net settlements	---	2,287	2,287
Other income	303	---	303
TOTAL NONINTEREST INCOME	6,022	(4,512)	1,510

NONINTEREST EXPENSE
Salaries and employee benefits	5,317	---	5,317
Net occupancy and equipment expense	1,764	---	1,764
Postage	444	---	444
Insurance	187	---	187
Advertising	213	---	213
Office supplies and printing	203	---	203
Expense on foreclosed assets	91	---	91
Other operating expenses	1,381	---	1,381
TOTAL NONINTEREST EXPENSE	9,600	---	9,600

INCOME BEFORE INCOME TAXES	9,987	(7,389)	2,598
PROVISION FOR INCOME TAXES	3,296	(2,586)	710

NET INCOME	$ 6,691	$ (4,803)	$ 1,888
BASIC EARNINGS PER COMMON SHARE	$ .49	$ (.35)	$ .14
DILUTED EARNINGS PER COMMON SHARE	$ .48	$ (.34)	$ .14
DIVIDENDS DECLARED PER COMMON SHARE	$ .11		$ .11

Next Page

	(Unaudited)		(Unaudited)
	March 31,	Restatement	March 31,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
ASSETS
Cash	$ 66,285	$ ---	$ 66,285
Interest-bearing deposits in other financial institutions	23,878	---	23,878

Cash and cash equivalents	90,163	---	90,163
Available-for-sale securities	275,534	---	275,534
Held-to-maturity securities	1,570	---	1,570
Mortgage loans held for sale	399	---	399
Loans receivable, net of allowance for loan losses	1,173,089	---	1,173,089
Interest receivable	6,981	---	6,981
Prepaid expenses and other assets	12,304	4,665	16,969
Foreclosed assets held for sale, net	3,396	---	3,396
Premises and equipment, net	21,042	---	21,042
Investment in Federal Home Loan Bank stock	8,672	---	8,672
Deferred income taxes	2,707	(2,464)	243

Total Assets	$ 1,595,857	$ 2,201	$ 1,598,058

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,207,032	$ (2,375)	$ 1,204,657
Federal Home Loan Bank advances	149,479	---	149,479
Short-term borrowings	83,634	---	83,634
Subordinated debentures issued to capital trust	18,637	---	18,637
Accrued interest payable	1,590	---	1,590
Advances from borrowers for taxes and insurance	472	---	472
Accounts payable and accrued expenses	4,835	---	4,835
Income taxes payable	4,829	---	4,829

Total Liabilities	$ 1,470,508	$ (2,375)	$ 1,468,133

Stockholders' Equity:
Capital stock
Serial preferred stock	---	---	---
Common stock	123	---	123
Additional paid-in capital	17,556	---	17,556
Retained earnings	168,979	4,576	173,555
Accumulated other comprehensive income (loss)	1,025	---	1,025
Less treasury common stock	(62,334)	---	(62,334)

Total Stockholders' Equity	125,349	4,576	129,925

Total Liabilities and Stockholders' Equity	$ 1,595,857	$ 2,201	$ 1,598,058

Next Page

	(Unaudited)		(Unaudited)
	Three Months		Three Months
	Ended		Ended
	March 31,	Restatement	March 31,
	2004	Change	2004
	(As Previously		(As Restated)
	Reported)
INTEREST INCOME
Loans	$ 17,190	$ ---	$ 17,190
Investment securities and other	2,662	---	2,662
TOTAL INTEREST INCOME	19,852	---	19,852

INTEREST EXPENSE
Deposits	4,073	2,707	6,780
Federal Home Loan Bank advances	1,231	---	1,231
Short-term borrowings	202	---	202
Subordinated debentures issued to capital trust	139	---	139
TOTAL INTEREST EXPENSE	5,645	2,707	8,352

NET INTEREST INCOME	14,207	(2,707)	11,500
PROVISION FOR LOAN LOSSES	1,200	---	1,200

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	13,007	(2,707)	10,300

NONINTEREST INCOME
Commissions	1,933	---	1,933
Service charges and ATM fees	2,836	---	2,836
Net realized gains on sales of loans	265	---	265
Net realized gains (losses) on sales of available-for-sale securities	(8)	---	(8)
Net gain (loss) on sale of fixed assets	9	---	9
Change in swap fair value	---	4,226	4,226
Interest rate swap net settlements	---	2,245	2,245
Other income	506	---	506
TOTAL NONINTEREST INCOME	5,541	6,471	12,012

NONINTEREST EXPENSE
Salaries and employee benefits	5,128	---	5,128
Net occupancy and equipment expense	1,657	---	1,657
Postage	431	---	431
Insurance	172	---	172
Advertising	195	---	195
Office supplies and printing	197	---	197
Expense on foreclosed assets	167	---	167
Other operating expenses	1,360	---	1,360
TOTAL NONINTEREST EXPENSE	9,307	---	9,307

INCOME BEFORE INCOME TAXES	9,241	3,764	13,005
PROVISION FOR INCOME TAXES	3,050	1,317	4,367

NET INCOME	$ 6,191	$ 2,447	$ 8,638
BASIC EARNINGS PER COMMON SHARE	$ .90	$ (.27)	$ .63
DILUTED EARNINGS PER COMMON SHARE	$ .89	$ (.27)	$ .62
DIVIDENDS DECLARED PER COMMON SHARE	$ .20		$ .20

Next Page

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

          When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to access cost-effective funding, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

          Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses.

Next Page

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

          In 2005, Great Southern was able to generate significant loan growth and thereby generate additional interest income. As loan demand is affected by a variety of factors, including general economic conditions, we cannot be assured that our loan growth will continue at its current pace. If economic conditions remain strong in future periods, we believe that we are well positioned to capture loan market share in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the commercial real estate and residential and commercial construction categories. In the year ended December 31, 2005, commercial real estate loan balances (including industrial revenue bonds on commercial real estate projects) increased $26 million and construction loan balances increased $159 million.

          A portion of this loan growth was funded by attracting deposit accounts from our retail branch network, correspondent banking and corporate services customers. The Company then utilized these funding sources to meet loan demand from existing and new customers. In the year ended December 31, 2005, total deposit balances increased $252 million. Of this total increase, brokered certificate balances increased $128 million, customer checking accounts increased $83 million, and retail certificates increased $42 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or to fund loan growth through other funding sources is very important to our success. Although there is a high level of competition for deposits in our markets, we were successful in attracting deposits in 2005. While it is our goal to continue to aggressively gain deposit market share in our branch footprint, we cannot be assured of this in future periods.

          Our ability to fund growth in future periods may also be dependent on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. In the year ended December 31, 2005, the outstanding balance of FHLBank advances decreased $28 million due to deposit growth and increases in brokered certificates. FHLBank advances have been attractive to us because we can create variable rate funding which more closely matches the variable rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these funding sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

Next Page

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

          The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of the effects of the Company's interest rate swaps, gains on sales of loans and available-for-sale investments, service charges and ATM fees, commissions earned by non-bank affiliates and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, office expenses and other general operating expenses.

          In 2005, non-interest income decreased primarily due to the restated effects of the Company's interest rate swaps and the realized impairment of one available-for-sale investment. In 2005, the fair value of the Company's interest rate swaps decreased significantly as a result of increasing market interest rates throughout the year. In addition, the net settlements received on these interest rate swaps decreased in 2005 compared to 2004 as the Company's variable interest payments increased due to rising LIBOR rates. This was partially offset by increases in service charges and overdraft fees and increases in commission revenues earned by the Company's travel, insurance and investment divisions. Fees from service charges and overdrafts will likely increase moderately in 2006 compared to 2005 as we expect that retail checking accounts will grow slowly in 2006. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which typically do not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain at or slightly above 2005 levels in 2006, assuming no substantial shocks occur in the financial markets or the travel industry.

          In 2005, operating expenses increased primarily in the categories of salaries and benefits and occupancy expense. We anticipate that increases will occur again in 2006, at a bit more moderate level, with regard to employee costs and occupancy expenses as we continue to add new branches in Southwest Missouri and the Kansas City market area to serve new and existing customers and support growth in lending and operational areas. In 2006, we expect to add one to three new branch locations. In addition, in 2006, we opened a loan production office in Columbia, Missouri to serve new and existing customers in the central part of the state. We anticipate that lending opportunities will continue to increase in our existing loan production offices in St. Louis, Kansas City and Northwest Arkansas and we will increase staffing as needed in these offices to meet demand for commercial and residential loans.

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

Next Page

          In the second half of 2004 and throughout 2005, the Board of Governors of the FRB increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, began to increase in conjunction with these increases by the FRB. By the end of 2005, the FRB had raised the Federal Funds rates by 3.25% and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. In some cases, these rates actually declined. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition during this period, Great Southern's net interest margin was affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets.

          The effect of these factors began to be seen in the fourth quarter of 2004 in the form of net interest margin compression. This margin compression continued and increased during the first half of 2005, before stabilizing in the second half of 2005.

          Generally, the flattening interest rate yield curve has hurt Great Southern's ability to reinvest proceeds from loan and investment repayments at higher rates. The Company's cost of funds has increased faster than its yield on loans and investments in part because of aggressive pricing of deposits by competitors in local markets. Great Southern has increased rates on checking, money market and retail certificate accounts in order to remain competitive, while not leading the market. Great Southern's deposit mix has also led to more rapidly increasing interest rates. The Company has significant balances in high-dollar money market and premium NOW accounts, the owners of which are very rate sensitive and compare these products to other bank and non-bank products available by competing financial services companies. In addition, nearly all of Great Southern's brokered certificates of deposit are subject to interest rate swaps which create variable rate funding based on three-month LIBOR. As the market anticipates rate increases by the FRB, LIBOR rates tend to increase ahead of the FRB Federal Funds rate increases. The rate earned on the portion of the Company's loan portfolio which is tied to the "prime rate of interest" only increases when the FRB actually increases the Federal Funds rate.

          Margin compression has also occurred in the Company's investment securities portfolio. The Company added securities in 2003 and 2004 to pledge as collateral to secure public funds deposits and customer reverse repurchase agreements. The interest rates paid to these customers has increased consistent with short-term market interest rate increases, while the overall yield on the investment portfolio has not increased significantly from December 31, 2004 to December 31, 2005. In the first half of 2004, the Company earned a greater spread on these securities due to the very low rate environment and the then-steeper interest rate yield curve. As borrowing costs have increased, the spread earned on these securities has decreased. The Company has also repositioned some of its investment portfolio over time to shorten the time frame its securities will reprice, resulting in lower interest rate yields currently.

          At December 31, 2005, the Company also had a portfolio of prime based loans totaling approximately $960 million with rates that change immediately with changes to the prime rate of interest. Of this total, $581 million represented loans which had interest rate floors. These floors were at varying rates, with $496 million of loans having floor rates between 7.0% and 8.5%. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This led to a loan portfolio yield which was approximately 139 basis points higher than the "prime rate of interest" at December 31, 2003. As interest rates rose in the second half of 2004 and throughout 2005, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2004, the loan portfolio yield was approximately 55 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2005, the loan portfolio yield versus the "prime rate of interest" was down to a difference of 8 basis points.

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

Recent Accounting Pronouncements

          The Emerging Issues Task Force (EITF) of FASB previously issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue 03-1 provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF Issue 03-1 attempted to better define whether impairment losses should be recognized on available-for-sale securities prior to sale of the securities. It provided guidance for evaluating whether and when unrealized losses should be deemed "other-than-temporary," requiring immediate recognition of those losses through earnings. In addition, EITF 03-1 requires financial statement disclosure for impaired securities on which an impairment loss has not been recognized, including the amount of unrealized loss and the term of that impairment. Certain portions of EITF 03-1 were delayed in order for the FASB Staff to provide implementation guidance and clarify several issues that were raised by interested parties during the public comment period. FASB ultimately directed the FASB Staff to issue a Staff Position (FSP) in order to complete and codify the guidance on this topic.

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

Next Page

          In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions - in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized expense for stock option plans in the Consolidated Financial Statements (see Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the Company's accounting for stock-based compensation). The SEC delayed the required implementation date of SFAS 123(R) for public entities. Implementation of SFAS 123(R) is now required for the Company beginning in the interim period ending March 31, 2006. The Company is currently evaluating the requirements of this pronouncement to determine the impact on its financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company's stock options. Note 1 of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123.

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

          In July 2005, the FASB issued an exposure draft - Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This exposure draft addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. The final version of this interpretation has not yet been issued. The Company is evaluating the requirements of the exposure draft to determine the impact, if any, on the financial condition or the results of operation of the Company.

          In January 2006, the FASB issued an exposure draft - The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This exposure draft would provide companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. The proposed Standard seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Current accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. The proposed standard helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this proposal, entities would be able to measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the balance sheet. Furthermore, the proposal would require companies to provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. The Company is evaluating the exposure draft to determine the impact, if adopted, on certain of its financial assets and liabilities.

Next Page

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

          During the year ended December 31, 2005, the Company increased total assets by $230 million to $2.08 billion. Net loans increased by $178 million. The main loan areas experiencing increases were commercial construction, commercial real estate, industrial revenue bonds and consumer. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's loan production offices. In addition, loan growth should continue as we strengthen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities increased by $14 million, which was primarily an increase in U.S. Government agency securities and an increase in tax-exempt securities issued by states and municipalities. The Company expects to continue to add available-for-sale securities as its overall assets increase. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. As market interest rates increased in 2005 and are generally expected to increase in 2006, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. Cash and cash equivalents increased $25 million, primarily due to larger cash letter settlements between the Company and other banks at December 31, 2005.

          Total liabilities increased $218 million from $1.71 billion at December 31, 2004 to $1.93 billion at December 31, 2005. Deposits increased $252 million, FHLBank advances decreased $28 million and short-term borrowings decreased $18 million. The decrease in short-term borrowings was the result of decreases in overnight borrowings and securities sold under repurchase agreements. The reduction in FHLBank advances, from $231 million at December 31, 2004, to $203 million at December 31, 2005, resulted from the increase in deposits. Retail certificates of deposit increased $42 million, to $376 million. Total brokered deposits were $584 million at December 31, 2005, up from $457 million at December 31, 2004. Non-interest-bearing checking balances increased $31 million. Checking and savings account balances totaled $589 million at December 31, 2005, up from $507 million at December 31, 2004. The Company increased its relationships with retail customers and as a correspondent bank for several local financial institutions, which led to a portion of the increase in checking account balances. At December 31, 2005, the Company had approximately 40 correspondent banking customers, primarily banks, thrifts, and credit unions in Southwest Missouri, with account balances totaling approximately $119 million.

          Stockholders' equity increased $12.0 million from $140.8 million at December 31, 2004 to $152.8 million at December 31, 2005. Net income for fiscal year 2005 was $22.7 million, partially offset by a decrease of $3.2 million in accumulated other comprehensive income, dividends declared of $7.1 million and net repurchases of the Company's common stock of $423,000. In 2005, the Company repurchased 37,279 shares of common stock at an average price of $29.50 per share and issued 61,572 shares of stock at an average price of $10.86 per share to cover stock option exercises.

Next Page

          In 2005, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue to buy stock back from time to time as long as management believes that repurchasing the stock contributes to the overall growth of shareholder value. The timing of repurchases, number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Results of Operations and Comparison for the Years Ended December 31, 2005 and 2004

General

          Including the effects of the Company's accounting change for interest rate swaps, net income decreased $3.7 million, or 14.1%, during the year ended December 31, 2005, compared to the year ended December 31, 2004. This decrease was primarily due to a decrease in non-interest income of $11.8 million, or 35.3%, and an increase in non-interest expense of $4.9 million, or 12.6%, partially offset by an increase in net interest income of $8.6 million, or 17.2%, a decrease in provision for income taxes of $3.6 million, or 28.5%, and a decrease in provision for loan losses of $775,000, or 16.1%.

          Excluding the effects of the Company's accounting change for interest rate swaps, net income increased $857,000, or 3.2%, during the year ended December 31, 2005, compared to the year ended December 31, 2004. This increase was primarily due to an increase in net interest income of $2.4 million, or 4.0%, an increase in non-interest income of $1.5 million, or 3.7%, a decrease in provision for income taxes of $1.1 million, or 8.8%, and a decrease in provision for loan losses of $775,000, or 16.1%, partially offset by an increase in non-interest expense of $4.9 million, or 12.6%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

Total Interest Income

          Total interest income increased $27.4 million, or 31.5%, during the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was due to a $24.0 million, or 32.3%, increase in interest income on loans and a $3.5 million, or 26.9%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to both higher average balances and higher average rates of interest.

Interest Income - Loans

          During the year ended December 31, 2005 compared to December 31, 2004, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $12.3 million as the result of higher average loan balances from $1.26 billion during the year ended December 31, 2004 to $1.46 billion during the year ended December 31, 2005. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial real estate lending, residential real estate lending, commercial business lending and consumer lending. In previous years, the Bank's one- to four-family residential loan portfolio had decreased due to the origination of a greater dollar amount of fixed-rate, rather than adjustable-rate, loans. The Bank generally sells these fixed-rate loans in the secondary market. In 2005, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank retains. In addition, loan refinancing slowed dramatically in 2005 compared to the previous few years.

Next Page

          Interest income on loans increased $11.7 million as the result of higher average interest rates. The average yield on loans increased from 5.87% during the year ended December 31, 2004, to 6.73% during the year ended December 31, 2005. Loan rates were generally low in 2004, as a result of decreases in market rates of interest, primarily the "prime rate" of interest from 2001 through the first half of 2004. In 2005, market interest rates increased substantially, with the "prime rate" of interest increasing 2.00% during the year. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest.

Interest Income - Investments and Other Interest-earning Deposits

          Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the year ended December 31, 2005, when compared to the year ended December 31, 2004. Interest income increased $2.6 million as a result of an increase in average balances from $343 million during the year ended December 31, 2004, to $410 million during the year ended December 31, 2005. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. In addition, interest income increased by $832,000 as a result of an increase in average interest rates from 3.76% during the year ended December 31, 2004, to 3.99% during the year ended December 31, 2005. In 2004 and 2005, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily hybrid ARMs) which had a lower yield relative to the fixed-rate securities. As market interest rates increased in 2005 and are generally expected to increase in 2006, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment. In addition, the Company also increased its portfolio of tax-exempt securities issued by states and municipalities by approximately $26 million during 2004 and $11 million in 2005. These securities generally have coupon yields that are comparable to the variable-rate mortgage-backed securities that the Company purchased; however, the tax-equivalent yield is higher.

Total Interest Expense

          Including the effects of the Company's accounting change for interest rate swaps, total interest expense increased $18.9 million, or 50.7%, during the year ended December 31, 2005, when compared with the year ended December 31, 2004, primarily due to an increase in interest expense on deposits of $13.3 million, or 46.0%, an increase in interest expense on FHLBank advances of $1.8 million, or 29.3%, an increase in interest expense on short-term borrowings of $3.4 million, or 214%, and an increase in interest expense on subordinated debentures issued to capital trust of $376,000, or 61.6%.

          Excluding the effects of the Company's accounting change for interest rate swaps, economically, total interest expense increased $25.0 million, or 94.5%, during the year ended December 31, 2005, when compared with the year ended December 31, 2004, primarily due to an increase in interest expense on deposits of $19.5 million, or 107%, an increase in interest expense on FHLBank advances of $1.8 million, or 29.3%, an increase in interest expense on short-term borrowings of $3.4 million, or 214%, and an increase in interest expense on subordinated debentures issued to capital trust of $376,000, or 61.6%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

Next Page

Interest Expense - Deposits

          Including the effects of the Company's accounting change for interest rate swaps, interest on demand deposits increased $3.4 million due to an increase in average rates from 1.24% during the year ended December 31, 2004, to 2.12% during the year ended December 31, 2005. The average interest rates increased due to higher overall market rates of interest in 2005. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 and throughout 2005 as the FRB raised short-term interest rates. The Company's interest-bearing checking balances have grown through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were $382 million, $382 million and $276 million in 2005, 2004 and 2003, respectively. Average non-interest bearing demand balances were $170 million, $138 million and $105 million in 2005, 2004 and 2003, respectively.

          Interest expense on deposits increased $3.0 million as a result of an increase in average rates of interest on time deposits from 3.44% during the year ended December 31, 2004, to 3.84% during the year ended December 31, 2005, and increased $7.0 million due to an increase in average balances of time deposits from $704 million during the year ended December 31, 2004, to $891 million during the year ended December 31, 2005. The average interest rates increased due to higher overall market rates of interest throughout 2005. As certificates of deposit matured in 2005, they were generally replaced with certificates bearing a higher rate of interest. Market rates of interest on new certificates began to increase in the latter half of 2004 and throughout 2005 as the Federal Reserve Board started raising short-term interest rates. In 2004 and 2005, the Company increased its balances of brokered certificates of deposit to fund a portion of its loan growth.

          The effects of the Company's accounting change for interest rate swaps did not impact interest on demand deposits.

          Excluding the effects of the Company's accounting change for interest rate swaps, economically, interest expense on deposits increased $11.8 million as a result of an increase in average rates of interest on time deposits from 1.91% during the year ended December 31, 2004, to 3.32% during the year ended December 31, 2005, and increased $4.3 million due to an increase in average balances of time deposits from $704 million during the year ended December 31, 2004, to $891 million during the year ended December 31, 2005. The average interest rates increased due to higher overall market rates of interest throughout 2005. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

          Interest expense on FHLBank advances increased $2.3 million due to an increase in average interest rates from 2.77% during the year ended December 31, 2004, to 3.86% during the year ended December 31, 2005. Partially offsetting this increase, average balances on FHLBank advances decreased from $220 million in the year ended December 31, 2004, to $204 million in the year ended December 31, 2005, resulting in decreased interest expense of $472,000.

          Interest expense on short-term borrowings increased $1.1 million due to an increase in average balances from $103 million during the year ended December 31, 2004, to $158 million during the year ended December 31, 2005. In addition, average rates on short-term borrowings increased from 1.53% in the year ended December 31, 2004, to 3.15% in the year ended December 31, 2005, resulting in increased interest expense of $2.3 million. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements. A number of Great Southern's corporate customers have expressed a desire to earn interest on their excess cash balances. Rather than move these balances to brokerages or other investment sources, the customers have chosen to place these funds with Great Southern in the form of repurchase agreements. The average interest rates increased due to higher overall market rates of interest in 2005. Market rates of interest on short-term borrowings have increased since the middle of 2004 as the Federal Reserve Board began raising short-term interest rates.

Next Page

          Interest expense on subordinated debentures issued to capital trust increased due to increases in average rates from 3.24% in the year ended December 31, 2004, to 5.39% in the year ended December 31, 2005. The average rate on these subordinated debentures increased significantly in 2005 as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. Average LIBOR rates are expected to remain higher in 2006 than in 2005.

Net Interest Income

          Including the effects of the Company's accounting change for interest rate swaps, the Company's overall interest rate spread decreased 8 basis points, or 2.8%, from 2.81% during the year ended December 31, 2004, to 2.73% during the year ended December 31, 2005. The decrease was due to a 78 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 70 basis point increase in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased three basis points, or 1.0%, from 3.10% during the year ended December 31, 2004, to 3.13% during the year ended December 31, 2005. In comparing the two years, the yield on loans increased 86 basis points while the yield on investment securities and other interest-earning assets increased 23 basis points. The rate paid on deposits increased 65 basis points, the rate paid on FHLBank advances increased 109 basis points, the rate paid on short-term borrowings increased 162 basis points, and the rate paid on subordinated debentures issued to capital trust increased 215 basis points. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

          The prime rate of interest averaged 4.34% during the year ended December 31, 2004, compared to an average of 6.19% during the year ended December 31, 2005. During the first half of 2004, the prime rate of interest was 4.00%. The prime rate began to increase in the second half of 2004 and throughout 2005 as the Federal Reserve Board began to raise short-term interest rates, and stood at 7.25% at December 31, 2005. Over half of the Bank's loans were tied to prime at December 31, 2005.

          Interest rates paid on deposits, FHLBank advances and other borrowings increased dramatically in 2005 compared to 2004. Interest costs on these liabilities increased in the latter half of 2004 and all of 2005 as a result of rising short-term market interest rates, primarily increases by the Federal Reserve Board. These interest costs are likely to continue to increase in early 2006 to the extent the Federal Reserve Board continues to increase short-term interest rates. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

          Excluding the effects of the Company's accounting change for interest rate swaps, economically, the Company's overall interest rate spread decreased 56 basis points, or 15.7%, from 3.57% during the year ended December 31, 2004, to 3.01% during the year ended December 31, 2005. The decrease was due to a 127 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 71 basis point increase in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 40 basis points, or 10.6%, from 3.77% during the year ended December 31, 2004, to 3.37% during the year ended December 31, 2005. In comparing the two years, the yield on loans increased 86 basis points while the yield on investment securities and other interest-earning assets increased 23 basis points. The rate paid on deposits increased 128 basis points, the rate paid on FHLBank advances increased 109 basis points, the rate paid on short-term borrowings increased 162 basis points, and the rate paid on subordinated debentures issued to capital trust increased 215 basis points. See "Item 6 - Selected Consolidated Financial Data -
Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest swaps.

Next Page

Provision for Loan Losses and Allowance for Loan Losses

          The provision for loan losses was $4.0 million and $4.8 million during the years ended December 31, 2005 and December 31, 2004, respectively. The allowance for loan losses increased $1.1 million, or 4.5%, at December 31, 2005 compared to December 31, 2004.

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

          The Bank's allowance for loan losses as a percentage of total loans was 1.59% and 1.73% at December 31, 2005 and 2004, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, an additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

          As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at December 31, 2005, were $16.8 million, up $10.3 million from December 31, 2004. Non-performing assets as a percentage of total assets were .81% at December 31, 2005. Compared to December 31, 2004, nonperforming loans increased $11.7 million to $16.2 million while foreclosed assets decreased $1.4 million to $595,000. Commercial real estate and business loans comprised $14.7 million, or 91%, of the total $16.2 million of non-performing loans at December 31, 2005. Commercial real estate and business loans historically comprise the majority of non-performing loans.

Next Page

          Non-performing Loans. Non-performing loans increased primarily as a result of the addition of eight unrelated loan relationships to the non-performing category since December 31, 2004. The first relationship totals $1.5 million and is secured primarily by a completed office building and five houses under construction in the Branson, Missouri, area. These loans are part of a larger relationship which, at December 31, 2005, totaled $7.7 million. The remainder of this relationship was included in the Potential Problem Loans category at December 31, 2005. The second relationship totals $640,000 and is secured primarily by several single-family houses that are completed or under construction in Northwest Arkansas. This relationship was reduced from $1.9 million at December 31, 2004, when it was included in Potential Problem Loans, through the sale of some of the houses that have been completed. Subsequent to December 31, 2005, the loans paid down another $535,000 to 105,000. The third relationship totals $744,000 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area. The fourth relationship totals $993,000 and is secured primarily by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri. The fifth relationship totals $3.7 million and is secured primarily by a nursing home in Missouri. This nursing home has experienced cash flow problems recently. This relationship is part of a total $5.3 million relationship. The remainder of this relationship is included in Potential Problem Loans at December 31, 2005. The sixth relationship totals $2.0 million and is secured by commercial real estate of an automobile dealership and additional commercial and residential real estate collateral in Missouri. During the quarter ended September 30, 2005, the loan relationship balance was reduced $675,000, to $2.0 million, through a charge-off against the allowance for loan losses. Subsequent to December 31, 2005, the borrower has sold the automobile dealership. This sale reduced the relationship balance by approximately $1.0 million. The seventh relationship totals $1.5 million and is secured by commercial real estate and equipment of two restaurants - one in Springfield and one in central Missouri. The restaurant in Springfield has been closed and the building and land are currently offered for sale. The eighth relationship totals $649,000 and is secured by a motel near Branson, Missouri and additional commercial real estate collateral. At December 31, 2005, the significant relationships described above accounted for $11.7 million of the non-performing loan total.

Next Page

          Foreclosed Assets. Of the total $595,000 of foreclosed assets at December 31, 2005, foreclosed real estate totaled $78,000 and repossessed automobiles, boats and other personal property totaled $517,000. During the latter portion of 2005, the Company sold almost all of its foreclosed real estate assets in separate transactions to unrelated buyers. At December 31, 2005, there were no foreclosed assets in excess of $50,000 individually.

          Potential Problem Loans. Potential problem loans decreased $5.2 million during the year ended December 31, 2005 from $23.6 million at December 31, 2004 to $18.4 million at December 31, 2005. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the year ended December 31, 2005, potential problem loans decreased primarily due to the transfer to the non-performing loan category portions of three unrelated loan relationships and the removal of one relationship from potential problem loan status due to loan balance reductions and improvements to the credit relationship. At December 31, 2005, four large unrelated relationships make up the majority of the potential problem loan category. The first relationship totals $6.2 million (with an additional $1.5 million included in Non-performing Loans) and is secured primarily by vacant land, developed and undeveloped residential subdivisions, and single-family houses used as rental property in the Branson, Missouri, area. This relationship was described as a $7.5 million relationship in the September 2005 Quarterly Report on Form 10-Q in the category Potential Problem Loans. During the three months ended December 31, 2005, $660,000 was moved from potential problem loans to non-performing loans and the relationship was reduced $650,000 through payments by the borrower. The second relationship totals $3.2 million and is secured primarily by a motel in the State of Illinois and additional real estate collateral. The motel began operations in early 2005 and is currently offered for sale. The third relationship totals $1.6 million in potential problem loans (with an additional $3.7 million included in non-performing loans) and is secured primarily by a nursing home in the Springfield, Missouri area. The fourth relationship totals $3.1 million and is secured primarily by a townhome development in the Kansas City, Missouri area. The project has experienced cash flow problems recently due to vacancies in some of the units. Several of the tenants were military personnel who have been redeployed to other locations. The project is currently offered for sale. At December 31, 2005, the significant relationships described above accounted for $14.2 million of the potential problem loan total.

Non-interest Income

          Including the effects of the Company's restatement for interest rate swaps, total non-interest income decreased $11.8 million, or 35.3%, in the year ended December 31, 2005 when compared to the year ended December 31, 2004. The decrease was primarily due to: (i) a negative change in the fair value of the Company's interest rate swaps of $7.7 million, from a positive $1.1 million to a negative $6.6 million, as a result of changes in related market interest rates; (ii) a decrease in the amount of interest rate swap net settlements received from counter-parties of $5.5 million; and (iii) an increase in the net realized loss on sales and impairments of available-for-sale securities in 2005 of $276,000. During 2005, the Company determined that the impairment of one security with an original cost of $3.5 million had become other than temporary. Consequently, the Company recorded a $734,000 charge to income. Additionally in 2004, the Company realized a gain of $396,000 on the sale of land that had been previously purchased for a branch location. After completion of the branch, most of the remaining land was sold.

          The changes described above were partially offset by: (i) an increase in service charges and ATM/point of sale fees of $583,000, or 4.6%; (ii) an increase in commissions revenue in the Company's investment, travel and insurance divisions of $933,000, or 12.0%; (iii) an increase in late charges and prepayment penalties on loans of $559,000, or 64.1%; and (iv) smaller increases and decreases in loan and commitment fees, loan servicing income, and merchant card fees. The increase in service charges and fees resulted from a larger number of accounts and a higher level of insufficient funds transactions by customers. The increase in ATM/point of sale fees was related to increases in overall usage by customers, primarily in point of sale usage. Increases in commission revenues occurred in the travel and investments divisions. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market and, in mid-2005, we acquired a travel agency in Columbia, Missouri. The operations of these agencies, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In late 2003, we began to implement some strategic sales initiatives in our investment division and throughout our branch network. Increased sales of a variety of investment products were realized during 2005 as a result of these initiatives. While loan prepayments occur from time to time, in 2005, a few unrelated borrowers elected to pay off some or all of their loans prior to the contractual maturity, with the Company receiving large prepayment penalties on those loans that allowed for penalties as part of the borrowing agreements. The Company includes prepayment penalties in many of its loans; however, there is no way to estimate the level or timing of prepayment penalties that may be realized in future periods.

          Excluding the effects of the Company's restatement for interest rate swaps, economically, total non-interest income increased $1.5 million, or 6.3%, in the year ended December 31, 2005 when compared to the year ended December 31, 2004. The increases and decreases are the same as those stated above except that the interest rate swap net settlements would have been included in interest expense and the change in fair value of the interest rate swaps would have been recorded as an increase or decrease to the related brokered certificates of deposit. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

Non-Interest Expense

          Total non-interest expense increased $4.9 million, or 12.6%, in the year ended December 31, 2005, when compared to the year ended December 31, 2004. The increase was primarily due to an increase of $3.3 million, or 15.2%, in salaries and employee benefits. During 2005, Great Southern completed its acquisition of three bank branches and a travel company. Non-interest expenses increased over $500,000 in 2005 related to the ongoing operations of these branches and the travel office. In addition, the Company's increase in salary and benefits expense in 2005 compared to 2004 related to the continued growth of the Company. During 2005, Great Southern opened two new banking centers, replaced an existing banking center, expanded the loan production offices in Overland Park, Kansas, and Rogers, Arkansas, opened a new loan production office in St. Louis, and added lending and lending support personnel in the Springfield market. Consistent with many other employers, the cost of health insurance premiums and other benefits for the Company continues to rise and added $781,000 in expense in 2005 compared to 2004. Net occupancy and equipment expense increased $342,000, or 4.7%, primarily due to increases in rent and depreciation on new offices and equipment and various maintenance projects on buildings and equipment. Additionally, there were smaller increases and decreases in other non-interest expense areas, such as postage, advertising, insurance, legal and professional fees, and bank charges and fees related to additional correspondent and customer relationships.

Next Page

Provision for Income Taxes

          Provision for income taxes as a percentage of pre-tax income decreased from 32.4% for the year ended December 31, 2004, to 28.6% for the year ended December 31, 2005. The decrease was primarily due to higher balances and rates of tax-exempt investment securities and loans, federal tax credits and deductions for stock options exercised by certain employees. For future periods, the Company expects the effective tax rate to be in the range of 30-33% of pre-tax net income.

Average Balances, Interest Rates and Yields

          The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $2.0 million, $1.4 million and $1.2 million for 2005, 2004 and 2003, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

Next Page

	December 31, 2005	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
One- to four-family residential	6.25%	$ 177,572	$ 10,133	5.71%	$ 162,019	$ 8,320	5.14%	$ 165,524	$ 9,297	5.62%
Other residential	7.47	118,384	8,655	7.31	114,946	7,528	6.55	89,360	6,122	6.85
Commercial real estate	7.48	475,325	32,205	6.78	465,713	25,988	5.58	415,529	23,144	5.57
Construction	7.47	391,613	27,125	6.93	248,759	14,957	6.01	176,679	10,778	6.10
Commercial business	7.09	105,426	7,140	6.77	97,689	5,580	5.71	92,041	5,370	5.83
Other loans	7.80	136,772	9,565	6.99	126,012	8,739	6.94	117,205	8,572	7.31
Industrial revenue bonds(1)	6.80	53,346	3,306	6.20	48,143	3,050	6.33	50,376	3,456	6.86
Total loans receivable	7.33	1,458,438	98,129	6.73	1,263,281	74,162	5.87	1,106,714	66,739	6.03

Investment securities and other interest- earning assets(1)	4.40	409,691	16,366	3.99	342,737	12,897	3.76	254,675	9,440	3.71

Total interest-earning assets	6.74	1,868,129	114,495	6.12	1,606,018	87,059	5.42	1,361,389	76,179	5.60

Noninterest-earning assets:
Cash and cash equivalents		92,402			76,658			49,755
Other non-earning assets		26,635			22,027			26,725
Total assets		$1,987,166			$1,704,703			$1,437,869
Interest-bearing liabilities:
Interest-bearing demand and savings	2.55	$ 381,840	8,093	2.12	$ 381,916	4,729	1.24	$ 276,209	3,025	1.10
Time deposits	3.98	890,925	34,176	3.84	703,542	24,223	3.44	676,647	22,122	3.27
Total deposits	3.56	1,272,765	42,269	3.32	1,085,458	28,952	2.67	952,856	25,147	2.64
Short-term borrowings	4.01	157,747	4,969	3.15	103,271	1,580	1.53	51,442	588	1.14
Subordinated debentures issued to capital trust	6.04	18,306	986	5.39	18,859	610	3.24	18,757	594	3.17
FHLB advances	4.16	203,719	7,873	3.86	219,760	6,091	2.77	189,194	5,400	2.85
Total interest-bearing liabilities	3.69	1,652,537	56,097	3.39	1,427,348	37,233	2.61	1,212,249	31,729	2.62

Noninterest-bearing liabilities:
Demand deposits		170,199			138,437			104,941
Other liabilities		14,401			8,318			6,857
Total liabilities		1,837,137			1,574,103			1,324,047

Stockholders' equity		150,029			130,600			113,822
Total liabilities and stockholders' equity		$1,987,166			$1,704,703			$1,437,869

Net interest income:
Interest rate spread	3.05%		$58,398	2.73%		$49,826	2.81%		$44,450	2.98%
Net interest margin*				3.13%			3.10%			3.27%

Average interest-earning assets to average interest- bearing liabilities		113.1%			112.5%			112.3%

_________________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $57,697,000, $28,524,000 and $14,271,000 for 2005, 2004 and 2003, respectively. In addition, average tax-exempt industrial revenue bonds were $18,395,000, $19,733,000 and $22,485,000 in 2005, 2004 and 2003, respectively. Interest income on tax-exempt assets included in this table was $3,577,000, $2,791,000 and $1,689,000 for 2005, 2004 and 2003, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2,900,000, $2,441,000 and $1,334,000 for 2005, 2004 and 2003, respectively.

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

	Year Ended December 31, 2005 vs. December 31, 2004			Year Ended December 31, 2004 vs. December 31, 2003
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$11,650	$12,317	$23,967	$(1,808)	$ 9,231	$ 7,423
Investment securities and other interest-earning assets	832	2,637	3,469	141	3,316	3,457

Total interest-earning assets	12,482	14,954	27,436	(1,667)	12,547	10,880

Interest-bearing liabilities:
Demand deposits	3,365	(1)	3,364	317	1,387	1,704
Time deposits	2,985	6,968	9,953	1,361	740	2,101

Total deposits	6,350	6,967	13,317	1,678	2,127	3,805
Short-term borrowings	2,263	1,126	3,389	249	743	992
Subordinated debentures issued to capital trust	393	(17)	376	13	3	16
FHLBank advances	2,254	(472)	1,782	(160)	851	691

Total interest-bearing liabilities	11,260	7,604	18,864	1,780	3,724	5,504

Net interest income	$ 1,222	$ 7,350	$ 8,572	$ (3,447)	$ 8,823	$ 5,376

Results of Operations and Comparison for the Years Ended December 31, 2004 and 2003

General

          Including the effects of the Company's restatement for interest rate swaps, net income increased $6.1 million, or 30.1%, during the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase was primarily due to an increase in net interest income of $5.4 million, or 12.1%, and an increase in non-interest income of $7.1 million, or 26.9%, partially offset by an increase in non-interest expense of $3.5 million, or 9.8%, and an increase in provision for income taxes of $2.8 million, or 28.6%.

          Excluding the effects of the Company's restatement for interest rate swaps, net income increased $3.8 million, or 16.4%, during the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase was primarily due to an increase in net interest income of $7.6 million, or 14.3%, and an increase in non-interest income of $1.3 million, or 5.9%, partially offset by an increase in non-interest expense of $3.5 million, or 9.8%, and an increase in provision for income taxes of $1.6 million, or 13.8%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

Next Page

Total Interest Income

          Total interest income increased $10.9 million, or 14.3%, during the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase was due to a $7.4 million, or 11.1%, increase in interest income on loans and a $3.5 million, or 36.6%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances, while interest income for loans was negatively impacted by slightly lower average rates of interest.

Interest Income - Loans

          During the year ended December 31, 2004 compared to December 31, 2003, interest income on loans increased due to higher average balances, partially offset by lower average interest rates. Interest income increased $9.2 million as the result of higher average loan balances from $1.11 billion during the year ended December 31, 2003 to $1.26 billion during the year ended December 31, 2004. The higher average balance resulted principally from the Bank's increased commercial real estate and construction lending, multi-family real estate lending and consumer lending. Through 2003, the Bank's one- to four-family residential loan portfolio had decreased since December 31, 2000, due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market. In 2004, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank retains. In addition, loan refinancing slowed dramatically in 2004.

          Interest income on loans decreased $1.8 million as the result of lower average interest rates. The average yield on loans decreased from 6.03% during the year ended December 31, 2003, to 5.87% during the year ended December 31, 2004. Loan rates were generally low in both 2003 and 2004, as a result of decreases in market rates of interest, primarily the "prime rate" of interest throughout 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. In addition, as fixed rate commercial and consumer loans paid off during 2001 through 2003, they would have generally been replaced with fixed or variable rate loans that carried a lower rate of interest.

Interest Income - Investments and Other Interest-earning Deposits

          Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the year ended December 31, 2004, when compared to the year ended December 31, 2003. Interest income increased $3.3 million as a result of an increase in average balances from $255 million during the year ended December 31, 2003, to $343 million during the year ended December 31, 2004. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. In addition, interest income increased $141,000 due to a slight increase in average interest rates from 3.71% during the year ended December 31, 2003, to 3.76% during the year ended December 31, 2004. In 2004, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily hybrid ARMs) which had a lower yield relative to the fixed-rate securities. The Company increased its portfolio of tax-exempt securities issued by states and municipalities by approximately $26 million during 2004. These securities generally have coupon yields that are comparable to the variable-rate mortgage-backed securities that the Company purchased; however, the tax-equivalent yield is higher.

Next Page

Total Interest Expense

          Including the effects of the Company's restatement for interest rate swaps, total interest expense increased $5.5 million, or 17.3%, during the year ended December 31, 2004, when compared with the year ended December 31, 2003, primarily due to an increase in interest expense on deposits of $3.8 million, or 15.1%, an increase in interest expense on FHLBank advances of $691,000, or 12.8%, an increase in interest expense on short-term borrowings of $992,000, or 169%, and an increase in interest expense on subordinated debentures issued to capital trust of $16,000, or 2.7%.

          Excluding the effects of the Company's restatement for interest rate swaps, economically, total interest expense increased $3.3 million, or 14.3%, during the year ended December 31, 2004, when compared with the year ended December 31, 2003, primarily due to an increase in interest expense on deposits of $1.6 million, or 9.7%, an increase in interest expense on FHLBank advances of $691,000, or 12.8%, an increase in interest expense on short-term borrowings of $992,000, or 169%, and an increase in interest expense on subordinated debentures issued to capital trust of $16,000, or 2.7%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

Interest Expense - Deposits

          Including the effects of the Company's restatement for interest rate swaps, interest on demand deposits increased $1.4 million due to an increase in average balances from $276 million during the year ended December 31, 2003, to $382 million during the year ended December 31, 2004, and increased $317,000 due to an increase in average rates from 1.10% during the year ended December 31, 2003, to 1.24% during the year ended December 31, 2004. The average interest rates increased due to higher overall market rates of interest in the second half of 2004. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the Federal Reserve Board started raising short-term interest rates. The Company continued to increase its checking balances in 2004 through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were $382 million, $276 million and $188 million in 2004, 2003 and 2002, respectively.

          Interest expense on deposits increased $1.4 million as a result of an increase in average rates of interest on time deposits from 3.27% during the year ended December 31, 2003, to 3.44% during the year ended December 31, 2004, and increased $740,000 due to an increase in average balances of time deposits from $677 million during the year ended December 31, 2003, to $704 million during the year ended December 31, 2004. The average interest rates on the Company's retail certificates of deposit decreased due to lower overall market rates of interest in the first half of 2004. As retail certificates of deposit matured in early 2004, they were generally replaced with certificates bearing a slightly lower rate of interest. Market rates of interest on new certificates began to increase in the latter half of 2004 as the Federal Reserve Board started raising short-term interest rates. In 2004, the Company increased its balances of brokered certificates of deposit to fund loan growth. These brokered certificates generally had higher rates of interest because they had maturity dates further into the future compared to retail certificates. The restatement that disallowed the effects of the Company's interest rate swaps to be recorded in interest expense caused the increase in average rates of interest in 2004 compared to 2003.

          The effects of the Company's restatement for interest rate swaps did not impact interest on demand deposits.

Next Page

          Excluding the effects of the Company's restatement for interest rate swaps, economically, interest expense on deposits decreased $617,000 as a result of a decrease in average rates of interest on time deposits from 2.00% during the year ended December 31, 2003, to 1.91% during the year ended December 31, 2004, partially offset by an increase of $527,000 due to an increase in average balances of time deposits from $677 million during the year ended December 31, 2003, to $704 million during the year ended December 31, 2004. The average interest rates decreased due to lower overall market rates of interest in the first half of 2004. As certificates of deposit matured in early 2004, they were generally replaced with certificates bearing a slightly lower rate of interest. Market rates of interest on new certificates began to increase in the latter half of 2004 as the Federal Reserve Board started raising short-term interest rates. In 2004, the Company increased its balances of brokered certificates of deposit to fund loan growth. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

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

          Interest expense on subordinated debentures issued to capital trust increased slightly due to increases in average rates from 3.17% in the year ended December 31, 2003, to 3.24% in the year ended December 31, 2004. The average rate on these subordinated debentures is likely to increase significantly in 2005 as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. LIBOR rates are expected to be higher in 2005 than in 2004.

Net Interest Income

          Including the effects of the Company's restatement for interest rate swaps, the Company's overall interest rate spread decreased 17 basis points, or 5.7%, from 2.98% during the year ended December 31, 2003, to 2.81% during the year ended December 31, 2004. The decrease was due to a 18 basis point decrease in the weighted average yield received on interest-earning assets, partially offset by a 1 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin decreased 17 basis points, or 5.2%, from 3.27% during the year ended December 31, 2003, to 3.10% during the year ended December 31, 2004. In comparing the two years, the yield on loans decreased 16 basis points while the yield on investment securities and other interest-earning assets increased 5 basis points. The rate paid on deposits increased 3 basis points, the rate paid on FHLBank advances decreased 8 basis points, the rate paid on short-term borrowings increased 39 basis points, and the rate paid on subordinated debentures issued to capital trust increased 7 basis points.

Next Page

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

          Excluding the effects of the Company's restatement for interest rate swaps, economically, the Company's overall interest rate spread decreased 11 basis points, or 3.0%, from 3.68% during the year ended December 31, 2003, to 3.57% during the year ended December 31, 2004. The decrease was due to a 17 basis point decrease in the weighted average yield received on interest-earning assets, partially offset by a 6 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin decreased 12 basis points, or 3.1%, from 3.89% during the year ended December 31, 2003, to 3.77% during the year ended December 31, 2004. In comparing the two years, the yield on loans decreased 14 basis points while the yield on investment securities and other interest-earning assets decreased 15 basis points. The rate paid on deposits decreased 6 basis points, the rate paid on FHLBank advances decreased 8 basis points, the rate paid on short-term borrowings increased 39 basis points, and the rate paid on subordinated debentures issued to capital trust increased 7 basis points. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

          The provision for loan losses remained unchanged at $4.8 million during the years ended December 31, 2004 and December 31, 2003, respectively. The allowance for loan losses increased $2.6 million, or 12.7%, at December 31, 2004 compared to December 31, 2003.

          The Bank's allowance for loan losses as a percentage of total loans was 1.73% and 1.78% at December 31, 2004 and 2003, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, an additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

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

          Foreclosed Assets. Of the total $2.0 million of foreclosed assets at December 31, 2004, foreclosed real estate totaled $1.4 million and repossessed automobiles totaled $604,000. Of the total real estate assets, one relationship accounted for $511,000. This relationship had a remaining balance of $511,000 as of December 31, 2004, and involves a motel, restaurant, golf course and condominium units in the Branson, Missouri area. This foreclosed asset was sold in 2005.

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

          Potential Problem Loans. Potential problem loans (including industrial revenue bonds) increased $16.7 million during the year ended December 31, 2004 from $6.9 million at December 31, 2003 to $23.6 million at December 31, 2004. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the year ended December 31, 2004, potential problem loans experienced increases primarily due to the addition of four large unrelated relationships to the potential problem loan category. The first relationship totals $8.8 million and is secured primarily by an office building, vacant land, developed and undeveloped residential subdivisions, and single-family houses used as rental property in the Branson, Missouri, area. The second relationship totals $3.8 million and is secured primarily by a motel under construction in the state of Illinois. The third relationship totals $1.9 million and is secured primarily by several single-family houses under construction in Northwest Arkansas. The fourth relationship totals $1.7 million and is secured primarily by several single-family houses used as rental property in Springfield, Missouri. In addition, during the year ended December 31, 2004, one relationship that included both industrial revenue bonds and loans was added to potential problem assets. This relationship totals $5.7 million and is secured primarily by two nursing homes in Missouri. One of the nursing homes has experienced cash flow problems recently. The borrower maintains reserve funds to cover debt service shortfalls and required payments are current at December 31, 2004. These increases were partially offset by the removal of three unrelated relationships from potential problem loan status. The first relationship totaled $2.3 million and was secured primarily by commercial real estate, equipment and inventory in Springfield, Missouri. The second relationship totaled $1.3 million and was secured primarily by a motel in Springfield, Missouri. The third relationship totaled $1.3 million and was secured primarily by a motel in Branson, Missouri. At December 31, 2004, the significant relationships described above accounted for $21.9 million of the potential problem loan total.

Next Page

Non-interest Income

          Including the effects of the Company's restatement for interest rate swaps, total non-interest income increased $7.1 million, or 26.9%, in the year ended December 31, 2004 when compared to the year ended December 31, 2003. The increase was primarily due to: (i) a positive change in the fair value of the Company's interest rate swaps of $4.2 million, from a negative $3.1 million to a positive $1.1 million, as a result of changes in related market interest rates; (ii) an increase in the amount of interest rate swap net settlements received from counter-parties of $1.5 million; (iii) an increase in service charges and ATM fees of $1.5 million, or 13.5%; (iv) an increase in commissions revenue in the Company's investment, travel and insurance divisions of $1.9 million, or 33.0%; and (v) smaller increases and decreases in loan and commitment fees, late and prepayment charges on loans, loan servicing income, and merchant card fees. The increase in service charge fees resulted from a larger number of accounts, higher levels of insufficient funds transactions by customers, and slight increases in fees for insufficient funds checks. The increase in ATM fees was related to a change during 2003 by the Company to process its transactions in-house and increases in overall usage by customers and non-customers. Increases in commission revenues occurred in the travel and investments divisions. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In late 2003, we began to implement some strategic sales initiatives in our investment division and throughout our branch network. Increased sales of a variety of investment products were realized during 2004 as a result of these initiatives.

          Additionally in 2004, the Company realized a gain of $396,000 on the sale of land that had been previously purchased for a branch location. After completion of the branch, most of the remaining land was sold.

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

Next Page

          Excluding the effects of the Company's restatement for interest rate swaps, economically, total non-interest income increased $1.3 million, or 5.9%, in the year ended December 31, 2004 when compared to the year ended December 31, 2003. The increase was primarily due to: (i) an increase in service charges and ATM fees of $1.5 million, or 13.5%; (ii) an increase in commissions revenue in the Company's investment, travel and insurance divisions of $1.9 million, or 33.0%; and (iii) smaller increases and decreases in loan and commitment fees, late and prepayment charges on loans, loan servicing income, and merchant card fees, as discussed above. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a reconciliation of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps.

          These increases were partially offset by: (i) a decrease in net realized gains on sales of fixed-rate residential and student loans of $1.2 million, or 54.6%; and (ii) a net realized loss on sales of available-for-sale securities in 2004 of $373,000 versus a net realized gain of $795,000 in 2003, as described above.

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

Provision for Income Taxes

          Provision for income taxes as a percentage of pre-tax income decreased slightly from 32.7% for the year ended December 31, 2003, to 32.4% for the year ended December 31, 2004. The decrease was primarily due to higher balances of tax-exempt investment securities and loans.

Liquidity and Capital Resources

          Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2005 the Company had commitments of approximately $412 million to fund loan originations, issued lines of credit, outstanding letters of credit and unadvanced loans.

Next Page

          The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2005. Additional information regarding these contractual obligations is discussed further in Notes 6, 7, 8, 10 and 13 of the Notes to Consolidated Financial Statements.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total

Deposits without a stated maturity	$ 589,311	$ ---	$ ---	$ 589,311
Time and brokered certificates of deposit	422,464	212,953	325,308	960,725
Federal Home Loan Bank advances	11,266	61,496	130,673	203,435
Short-term borrowings	133,558	---	---	133,558
Subordinated debentures	---	---	17,784	17,784
Operating leases	636	1,706	332	2,674
Dividends declared but not paid	1,921	---	---	1,921
Other	75	---	---	75
	1,159,231	276,155	474,097	1,909,483
Interest rate swap fair value adjustment	492	---	---	492
	$1,159,723	$276,155	$474,097	$1,909,975

          Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

          The Company's stockholders' equity was $152.8 million, or 7.3% of total assets of $2.08 billion at December 31, 2005, compared to equity of $140.8 million, or 7.6% of total assets of $1.85 billion at December 31, 2004.

          Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risked-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2005, the Bank's Tier 1 risk-based capital ratio was 10.05%, total risk-based capital ratio was 11.30% and the Tier 1 leverage ratio was 8.27%. As of December 31, 2005, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2005, the Company's Tier 1 risk-based capital ratio was 10.17%, total risk-based capital ratio was 11.42% and the Tier 1 leverage ratio was 8.35%. As of December 31, 2005, the Company was "well capitalized" under the capital ratios described above.

          At December 31, 2005, the held-to-maturity investment portfolio included no gross unrealized losses.

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

Next Page

          Statements of Cash Flows. During the years ended December 31, 2005, 2004 and 2003, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

          Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $35.4 million, $31.6 million and $33.9 million during the years ended December 31, 2005, 2004 and 2003, respectively.

          During the years ended December 31, 2005, 2004 and 2003, investing activities used cash of $173.0 million, $293.7 million and $142.7 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

          Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as the purchases of Company stock and dividend payments to stockholders. Financing activities provided cash flows of $162.1 million, $280.5 million and $127.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of Company stock and dividend payments to stockholders.

          Dividends. During the year ended December 31, 2005, the Company declared dividends of $0.52 per share (31.9% of net income) and paid dividends of $0.50 per share (30.7% of net income), compared to dividends declared of $0.44 per share (23.3% of net income) and paid of $0.42 per share (22.2% of net income) during the year ended December 31, 2004. The Board of Directors meets regularly to consider the level and the timing of dividend payments. Dividends declared but unpaid at December 31, 2005, were paid to shareholders on January 17, 2006.

          Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2005, the Company repurchased 37,279 shares of its common stock at an average price of $29.50 per share and reissued 61,572 shares of Company stock at an average price of $10.86 per share to cover stock option exercises. During the year ended December 31, 2004, the Company repurchased 28,642 shares of its common stock at an average price of $38.97 per share and reissued 25,596 shares of Company stock at an average price of $16.78 per share to cover stock option exercises. The share and price information for 2004 in the immediately preceding sentence has not been adjusted for the two-for-one stock split in the form of a 100% stock dividend paid on May 17, 2004.

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

          The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2005, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative.

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

          The Company uses interest rate swap derivatives to manage its interest rate risks from recorded financial liabilities. Interest rate swaps are carried at fair value, estimated using quoted dealer prices, and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. The Company uses interest rate swaps to help manage its interest rate risks from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and the liability exposes the Company to interest rate risk. For those interest rate swaps which meet the requirements for hedge accounting treatment, amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. For those interest rate swaps which do not meet the requirements for hedge accounting treatment, amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as noninterest income. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income.

Next Page

          The Company has entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit and subordinated debentures issued to capital trust caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity.

          At December 31, 2005, the notional amount of interest rate swaps outstanding was approximately $521.0 million. Of this amount, $177.3 million consisted of swaps in a net settlement receivable position and $343.7 million consisted of swaps in a net settlement payable position. At December 31, 2004, the notional amount of interest rate swaps outstanding was approximately $450.4 million, all consisting of swaps in a receivable position. The maturities of interest rate swaps outstanding at December 31, 2005 and 2004, in terms of notional amounts and their average pay and receive rates is discussed further in Note 14 of the Notes to Consolidated Financial Statements.

          The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2005. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Next Page

Maturities

	December 31,							Fair Value 2005
	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
Financial Assets:
Interest-bearing deposits	$1,154	---	---	---	---	---	$1,154	$1,154
Weighted average rate	1.61%	---	---	---	---	---	1.61%
Available-for-sale equity securities	$9	---	---	---	---	$13,068	$13,077	$13,077
Weighted average rate	3.76%	---	---	---	---	5.71%	5.71%
Available-for sale debt securities	$248	---	---	$4,166	$20,107	$331,718	$356,239	$356,239
Weighted average rate	3.71%	---	---	4.03%	4.43%	4.47%	4.46%
Held-to-maturity securities	---	---	---	---	---	$1,510	$1,510	$1,603
Weighted average rate	---	---	---	---	---	7.52%	7.52%
Adjustable rate loans	$486,037	$162,535	$125,487	$75,224	$81,470	$258,427	$1,189,180	$1,185,907
Weighted average rate	7.69%	7.48%	7.47%	7.19%	7.58%	6.68%	7.38%
Fixed rate loans	$92,101	$45,365	$49,544	$26,431	$40,394	$97,606	$351,441	$348,973
Weighted average rate	5.93%	7.85%	8.14%	7.85%	7.65%	7.78%	7.35%
Federal Home Loan Bank stock	---	---	---	---	---	$11,857	$11,857	$11,857
Weighted average rate	---	---	---	---	---	2.80%	2.80%
Total financial assets	$579,549	$207,900	$175,031	$105,821	$141,971	$714,186	$1,924,458

Financial Liabilities:
Time deposits	$422,464	$84,427	$29,572	$72,913	$26,041	$325,308	$960,725	$956,222
Weighted average rate	3.80%	3.76%	3.98%	3.99%	3.50%	4.30%	3.98%
Interest-bearing demand	$397,064	---	---	---	---	---	$397,064	$397,064
Weighted average rate	2.55%	---	---	---	---	---	2.55%
Non-interest-bearing demand	$192,247	---	---	---	---	---	$192,247	$192,247
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$11,266	$3,302	$3,395	$24,821	$29,978	$130,673	$203,435	$202,690
Weighted average rate	4.31%	7.17%	6.29%	4.38%	4.82%	3.83%	4.16%
Short-term borrowings	$133,558	---	---	---	---	---	$133,558	$133,558
Weighted average rate	4.01%	---	---	---	---	---	4.01%
Subordinated debentures	---	---	---	---	---	$17,784	$17,784	$18,059
Weighted average rate	---	---	---	---	---	6.04%	6.04%
Total financial liabilities	$1,156,599	$87,729	$32,967	$97,734	$56,019	$473,765	$1,904,813

_______________
(1)	Available-for-sale debt securities include approximately $268 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $170 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next five years. This table does not show the effect of these monthly repayments of principal or rate changes.

Next Page

Repricing

	December 31,							Fair Value 2005
	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
Financial Assets:
Interest-bearing deposits	$1,154	---	---	---	---	---	$1,154	$1,154
Weighted average rate	1.61%	---	---	---	---	---	1.61%
Available-for-sale equity securities	$13,077	---	---	---	---	---	$13,077	$13,077
Weighted average rate	5.71%	---	---	---	---	---	5.71%
Available-for sale debt securities	$39,846	$3,793	$2,031	$3,000	$8,506	$299,063	$356,239	$356,239
Weighted average rate	5.13%	7.55%	6.11%	6.02%	4.30%	4.31%	4.46%
Held-to-maturity securities	---	---	---	---	---	$1,510	$1,510	$1,603
Weighted average rate	---	---	---	---	---	7.52%	7.52%
Adjustable rate loans	$1,112,404	$32,220	$16,964	$14,071	$12,484	$1,037	$1,189,180	$1,185,907
Weighted average rate	7.46%	5.98%	6.33%	5.82%	6.74%	6.72%	7.38%
Fixed rate loans	$92,101	$45,365	$49,544	$26,431	$40,394	$97,606	$351,441	$348,973
Weighted average rate	5.93%	7.85%	8.14%	7.85%	7.65%	7.78%	7.35%
Federal Home Loan Bank stock	$11,857	---	---	---	---	---	$11,857	$11,857
Weighted average rate	2.80%	---	---	---	---	---	---
Total financial assets	$1,270,439	$81,378	$68,539	$43,502	$61,384	$399,216	$1,924,458

Financial Liabilities:
Time deposits	$894,597	$44,447	$12,103	$3,407	$1,685	$4,486	$960,725	$956,222
Weighted average rate	4.10%	4.12%	4.28%	4.33%	4.55%	4.97%	4.11%
Interest-bearing demand	$397,064	---	---	---	---	---	$397,064	$397,064
Weighted average rate	2.55%	---	---	---	---	---	2.55%
Non-interest-bearing demand	---	---	---	---	---	$192,247	$192,247	$192,247
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$188,445	$3,302	$3,395	$642	$1,978	$5,673	$203,435	$202,690
Weighted average rate	3.98%	7.17%	6.29%	6.19%	6.15%	6.15%	4.16%
Short-term borrowings	$133,558	---	---	---	---	---	$133,558	$133,558
Weighted average rate	4.01%	---	---	---	---	---	4.01%
Subordinated debentures	$17,784	---	---	---	---	---	$17,784	$18,059
Weighted average rate	6.04%	---	---	---	---	---	6.04%
Total financial liabilities	$1,631,448	$47,749	$15,498	$4,049	$3,663	$202,406	$1,904,813

Periodic repricing GAP	$(361,009)	$33,629	$53,041	$39,453	$57,721	$196,810	$19,645

Cumulative repricing GAP	$(361,009)	$(327,380)	$(274,339)	$(234,886)	$(177,165)	$19,645

_______________
(2)	Available-for-sale debt securities include approximately $268 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $170 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next five years. This table does not show the effect of these monthly repayments of principal or rate changes.
(2)	Noninterest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.
(3)	Time deposits include the effects of the Company's interest rate swaps on brokered certificates of deposit. Beginning in 2006, the Company expects that these derivatives will qualify for hedge accounting treatment.

Next Page

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 14, in 2005 the Company changed its method of accounting for certain of its interest rate swaps by retroactively restating its prior years' financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Great Southern Bancorp, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2006, expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Springfield, Missouri
February 16, 2006

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2005 and 2004
(In Thousands, Except Per Share Data)

Assets

	2005	2004 (Restated)

Cash	$ 116,578	$ 91,847

Interest-bearing deposits in other financial institutions	1,154	1,364

Cash and cash equivalents	117,732	93,211

Available-for-sale securities	369,316	355,104

Held-to-maturity securities	1,510	1,545

Mortgage loans held for sale	2,124	671

Loans receivable, net of allowance for loan losses of $24,549 and $23,489 at December 31, 2005 and 2004, respectively	1,512,046	1,333,837

Interest receivable	10,841	8,056

Prepaid expenses and other assets	13,266	13,987

Foreclosed assets held for sale, net	595	2,035

Premises and equipment, net	27,265	23,353

Goodwill and other intangible assets	1,402	325

Federal Home Loan Bank stock	11,857	14,438

Refundable income taxes	---	504

Deferred income taxes	13,201	4,148

Total assets	$ 2,081,155	$1,851,214

See Notes to Consolidated Financial Statements

Next Page

Liabilities and Stockholders' Equity

	2005	2004 (Restated)

Liabilities
Deposits	$1,550,253	$1,298,723
Federal Home Loan Bank advances	203,435	231,486
Short-term borrowings	133,558	151,591
Subordinated debentures issued to capital trust	18,059	18,548
Accrued interest payable	4,615	2,195
Advances from borrowers for taxes and insurance	233	272
Accounts payable and accrued expenses	17,494	7,562
Income taxes payable	706	---

Total liabilities	1,928,353	1,710,377

Commitments and Contingencies	---	---

Stockholders' Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares	---	---
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2005 - 13,722,801 shares, 2004 - 13,698,508 shares	137	137
Additional paid-in capital	17,781	17,816
Retained earnings	138,921	123,770
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes of $(2,174) and $(477) at December 31, 2005 and 2004, respectively	(4,037)	(886)

Total stockholders' equity	152,802	140,837

Total liabilities and stockholders' equity	$2,081,155	$1,851,214

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Per Share Data)

	2005	2004 (Restated)	2003 (Restated)

Interest Income
Loans	$ 98,129	$ 74,162	$ 66,739
Investment securities and other	16,366	12,897	9,440
	114,495	87,059	76,179
Interest Expense
Deposits	42,269	28,952	25,147
Federal Home Loan Bank advances	7,873	6,091	5,400
Short-term borrowings	4,969	1,580	588
Subordinated debentures issued to capital trust	986	610	594
	56,097	37,233	31,729

Net Interest Income	58,398	49,826	44,450
Provision for Loan Losses	4,025	4,800	4,800
Net Interest Income After Provision for Loan Losses	54,373	45,026	39,650

Noninterest Income
Commissions	8,726	7,793	5,859
Service charges and ATM fees	13,309	12,726	11,214
Net gains on loan sales	983	992	2,187
Net realized gains (losses) on sales of available-for-sale securities	85	(373)	795
Realized impairment of available-for-sale securities	(734)	---	---
Net gain on sales of fixed assets	30	403	161
Change in interest rate swap fair value	(6,600)	1,136	(3,089)
Interest rate swap net settlements	3,408	8,881	7,352
Other income	2,352	1,751	1,775
	21,559	33,309	26,254
Noninterest Expense
Salaries and employee benefits	25,355	22,007	18,739
Net occupancy expense	7,589	7,247	6,335
Postage	1,954	1,784	1,691
Insurance	883	761	683
Advertising	1,025	794	735
Office supplies and printing	903	811	855
Telephone	1,068	903	797
Legal, audit and other professional fees	1,410	1,309	1,078
Expense on foreclosed assets	268	485	1,939
Other operating expenses	3,743	3,160	2,901
	44,198	39,261	35,753

Income Before Income Taxes	31,734	39,074	30,151
Provision for Income Taxes	9,063	12,675	9,856
Net Income	$ 22,671	$ 26,399	$ 20,295

Earnings Per Common Share
Basic	$ 1.65	$1 .93	$ 1.48
Diluted	$ 1.63	$ 1.89	$ 1.46

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Per Share Data)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2003 (As Previously Reported)	$ ---	$123	$17,033	$145,931	$ 2,568	$(60,946)	$104,709
Adjustment applicable to prior years	---	---	---	4,927	---	---	4,927
Balance, January 1, 2003 (Restated)	---	123	17,033	150,858	2,568	(60,946)	109,636
Net income	20,295	---	---	20,295	---	---	20,295
Stock issued under Stock Option Plan	---	---	418	---	---	377	795
Dividends declared, $.36 per share	---	---	---	(4,863)	---	---	(4,863)
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(1,327)	(2,633)	---	---	---	(2,633)	---	(2,633)
Company stock purchased	---	---	---	---	---	(1,551)	(1,551)
Comprehensive income	$17,662

Balance, December 31, 2003 (Restated)	$ ---	123	17,451	166,290	(65)	(62,120)	121,679
Net income	26,399	---	---	26,399	---	---	26,399
Stock issued under Stock Option Plan	---	---	434	---	---	292	726
Dividends declared, $.44 per share	---	---	---	(6,030)	---	---	(6,030)
Effect of two-for-one stock split	---	69	(69)	---	---	---	---
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(443)	(821)	---	---	---	(821)	---	(821)
Company stock purchased	---	---	---	---	---	(1,116)	(1,116)
Reclassification of treasury stock per Maryland law	---	(55)	---	(62,889)	---	62,944	---
Comprehensive income	$25,578

Balance, December 31, 2004 (Restated)	$ ---	137	17,816	123,770	(886)	0	140,837
Net income	22,671	---	---	22,671	---	---	22,671
Stock issued under Stock Option Plan	---	---	(35)	---	---	711	676
Dividends declared, $.52 per share	---	---	---	(7,132)	---	---	(7,132)
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(1,697)	(3,151)	---	---	---	(3,151)	---	(3,151)
Company stock purchased	---	---	---	---	---	(1,099)	(1,099)
Reclassification of treasury stock per Maryland law	---	---	---	(388)	---	388	---
Comprehensive income	$19,520

Balance, December 31, 2005		$137	$17,781	$138,921	$(4,037)	$ 0	$152,802

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004 (Restated)	2003 (Restated)

Operating Activities
Net income	$ 22,671	$ 26,399	$ 20,295
Proceeds from sales of loans held for sale	50,130	61,242	146,839
Originations of loans held for sale	(46,458)	(58,600)	(140,816)
Items not requiring (providing) cash
Depreciation	3,406	2,973	2,761
Amortization	402	205	149
Provision for loan losses	4,025	4,800	4,800
Net gains on loan sales	(983)	(992)	(2,187)
Net realized (gains) losses and impairment on available-for-sale securities	649	373	(795)
Gain on sale of premises and equipment	(30)	(403)	(160)
(Gain) loss on sale of foreclosed assets	(272)	10	931
Amortization of deferred income, premiums and discounts	(217)	351	1,546
Deferred income taxes	(7,356)	(2,022)	(4,074)
Changes in
Interest receivable	(2,741)	(1,118)	(372)
Prepaid expenses and other assets	(78)	(962)	3,525
Accounts payable and accrued expenses	11,002	1,190	(900)
Income taxes refundable (payable)	1,210	(1,843)	2,329

Net cash provided by operating activities	35,360	31,603	33,871

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004 (Restated)	2003 (Restated)

Investing Activities
Net change in loans	$(100,357)	$(165,300)	$ (54,285)
Purchase of loans	(77,929)	(40,102)	(73,897)
Proceeds from sale of student loans	4,022	8,146	9,141
Purchase of bank branches, net of cash acquired	22,605	---	---
Purchase of additional business units	(169)	(200)	(169)
Purchase of premises and equipment	(7,168)	(7,457)	(8,676)
Proceeds from sale of premises and equipment	781	1,426	3,146
Proceeds from sale of foreclosed assets	4,139	11,443	8,354
Capitalized costs on foreclosed assets	---	(174)	(243)
Proceeds from maturities, calls and repayments of held- to-maturity securities	35	25	20
Proceeds from sale of available-for-sale securities	48,203	93,917	40,703
Proceeds from maturities, calls and repayments of available-for-sale securities	95,027	106,184	119,617
Purchase of available-for-sale securities	(164,735)	(299,003)	(189,633)
(Purchase) redemption of Federal Home Loan Bank stock	2,581	(2,653)	3,177

Net cash used in investing activities	(172,965)	(293,748)	(142,745)

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004 (Restated)	2003 (Restated)

Financing Activities
Net increase (decrease) in certificates of deposit	$ 152,483	$ 119,674	$ (28,205)
Net increase in checking and savings accounts	63,044	42,187	152,533
Proceeds from Federal Home Loan Bank advances	4,322,000	4,939,000	1,246,000
Repayments of Federal Home Loan Bank advances	(4,350,051)	(4,912,301)	(1,247,439)
Net increase (decrease) in short-term borrowings	(18,033)	98,057	10,230
Advances to borrowers for taxes and insurance	(39)	70	(27)
Company stock purchased	(1,099)	(1,116)	(1,551)
Dividends paid	(6,855)	(5,755)	(4,522)
Stock options exercised	676	726	795

Net cash provided by financing activities	162,126	280,542	127,814

Increase in Cash and Cash Equivalents	24,521	18,397	18,940

Cash and Cash Equivalents, Beginning of Year	93,211	74,814	55,874

Cash and Cash Equivalents, End of Year	$ 117,732	$ 93,211	$ 74,814

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (GSBC or the "Company") operates as a one-bank holding company. GSBC's business primarily consists of the business of Great Southern Bank (the "Bank"), which provides a full range of financial services as well as travel, insurance and investment services through the Company's and the Bank's other wholly owned subsidiaries to customers primarily in southwest and central Missouri. In addition, the Company serves the loan needs of customers through its loan origination offices in St. Louis and Kansas City, Missouri, and Rogers, Arkansas. Outside of Missouri, the states with the largest concentrations of loans by the Company are Arkansas, Kansas and Oklahoma. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Corporation and GS, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Reclassifications

Certain prior periods' amounts have been reclassified to conform to the 2005 financial statements presentation. These reclassifications had no effect on net income.

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
December 31, 2005, 2004 and 2003

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify consumer and one-to-four family residential loans for impairment disclosures.

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
December 31, 2005, 2004 and 2003

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

Goodwill and Intangible Assets

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible assets are being amortized on the straight-line basis over periods ranging from three to seven years. Such assets are periodically evaluated as to the recoverability of their carrying value.

A summary of goodwill and intangible assets is as follows:

	December 31,
	2005	2004

	(In Thousands)

Goodwill - Branch acquisitions	$ 379	$ ---
Goodwill - Travel agency acquisitions	293	184
Deposit intangibles	575	---
Noncompete agreements	155	141

	$ 1,402	$ 325
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
December 31, 2005, 2004 and 2003

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

Earnings per share (EPS) were computed as follows:

	2005	2004 (Restated)	2003 (Restated)

	(In Thousands, Except Per Share Data)

Net income	$ 22,671	$ 26,399	$ 20,295

Average common shares outstanding	13,713	13,702	13,707

Average common share stock options outstanding	209	293	180

Average diluted common shares	13,922	13,995	13,887

Earnings per common share - basic	$ 1.65	$ 1.93	$ 1.48

Earnings per common share - diluted	$ 1.63	$ 1.89	$ 1.46

Options to purchase 116,213 shares of common stock were outstanding during the year ended December 31, 2005, but were not included in the computation of diluted earnings per share for that year because the options' exercise price was greater than the average market price of the common shares. There were no anti-dilutive options outstanding for the years ended December 31, 2004 and 2003.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the fair value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

On December 31, 2005, the Board of Directors of the Company approved the accelerated vesting of certain outstanding out-of-the-money unvested options (Options) to purchase shares of the Company's common stock held by the Company's officers and employees. Options to purchase 183,935 shares which would otherwise have vested from time to time over the next five years became immediately exercisable as a result of this action. The accelerated Options had a weighted average exercise price of $31.49. The closing market price on December 30, 2005, was $27.61. The Company also placed a restriction on the sale or other transfer of shares (including pledging the shares as collateral) acquired through the exercise of the accelerated Options prior to the original vesting date. The Company estimates that, with the acceleration of these Options, the compensation expense, net of taxes, that will be recognized in its income statement for 2006, 2007, 2008, 2009 and 2010, will be reduced by approximately $267,000, $267,000, $267,000, $238,000 and $103,000, respectively. The accelerated Options represent approximately 41% of the unvested Company options and 27% of the total of all outstanding Company options.

Year Ended December 31,
	2005	2004 (Restated)	2003 (Restated)

(In Thousands, Except Per Share Amounts)

Net income, as reported	$ 22,671	$ 26,399	$ 20,295
Less
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(1,771)	(523)	(383)
Pro forma net income	$ 20,900	$ 25,876	$ 19,912

Earnings per share
Basic - as reported	$ 1.65	$ 1.93	$ 1.48

Basic - pro forma	$ 1.52	$ 1.89	$ 1.45

Diluted - as reported	$ 1.63	$ 1.89	$ 1.46

Diluted - pro forma	$ 1.50	$ 1.85	$ 1.43

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2005, nearly all of the interest-bearing deposits were uninsured. Of this total, $416,000 was held at the Federal Home Loan Bank.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Interest Rate Swaps

Interest rate swaps are carried at fair value determined using quoted dealer prices and are recognized in the statements of financial condition in the accounts payable and accrued expenses caption. The Company uses interest rate swaps to help manage its interest rate risk from recorded financial liabilities. These instruments are utilized when they can be demonstrated to effectively hedge a designated liability and the liability exposes the Company to interest-rate risk. For those interest rate swaps which meet the requirements for hedge accounting treatment, amounts to be paid or received under interest-rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. For those interest rate swaps which do not meet the requirements for hedge accounting treatment, amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as noninterest income. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains or losses recognized in noninterest income.

Accounting Restatement for Interest Rate Swaps

On January 23, 2006, the Company announced that it is restating certain of its historical financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and years ended December 31, 2004, 2003, 2002, and 2001. The restatement of this financial information relates to correction of prior accounting errors relating to certain interest rate swaps associated with brokered certificates of deposit (CDs).

The Company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered CDs. From the inception of the hedging program in 2000, the Company has applied a method of fair value hedge accounting under Statement of Financial Accounting Standards (SFAS) 133 to account for the CD swap transactions that allowed the Company to assume the effectiveness of such transactions (the so-called "short-cut" method). The Company concluded, that the CD swap transactions did not qualify for this method in prior periods because the method to pay the related CD broker placement fee was determined, in retrospect, to have caused the swap to not have a fair value of zero at inception (which is required under SFAS 133 to qualify for the "short-cut" method). Although the impact of applying the alternative "long-haul" method of documentation using SFAS 133 and the results under the "short-cut" method are believed to result in no significant difference in the hedge effectiveness of the majority of these swaps, and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the proper hedge documentation was not in place at the inception of the hedge.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The Company is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid separately by the Company to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, the Company has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. If the Company calls the brokered CD (at par) prior to maturity, the remaining unamortized broker fee is expensed at that time. The remaining unamortized prepaid broker fees related to these brokered CDs at December 31, 2005 and 2004, were $6.5 million and $6.4 million, respectively.

As a result, the financial statements for all affected periods through December 31, 2005, reflect a cumulative charge of approximately $3.4 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applicable to them. In addition, the fiscal year 2005, financial statements include a charge of approximately $5.1 million (net of income taxes), to reflect the same treatment.

The effects of the restatement on net income and earnings per share are as follows:

	2004	2003

	(In Thousands, Except Per Share Amounts)

Net income as previously reported	$26,880	$23,091
Net income as restated	$26,399	$20,295

Earnings per share as previously reported
Basic	$ 1.96	$ 1.68
Diluted	$ 1.92	$ 1.66

Earnings per share as restated
Basic	$ 1.93	$ 1.48
Diluted	$ 1.89	$ 1.46

Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs) as an adjustment to income by offsetting the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap is recorded on the balance sheet at its fair value, the related hedged items, the brokered CDs, are required to be carried at par. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs to noninterest income.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2005 and 2004, respectively, was $30,974,000 and $28,150,000.

Recent Accounting Pronouncements

The Emerging Issues Task Force (EITF) of FASB previously issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue 03-1 provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF Issue 03-1 attempted to better define whether impairment losses should be recognized on available-for-sale securities prior to sale of the securities. It provided guidance for evaluating whether and when unrealized losses should be deemed "other-than-temporary," requiring immediate recognition of those losses through earnings. In addition, EITF 03-1 requires financial statement disclosure for impaired securities on which an impairment loss has not been recognized, including the amount of unrealized loss and the term of that impairment. Certain portions of EITF 03-1 were delayed in order for the FASB Staff to provide implementation guidance and clarify several issues that were raised by interested parties during the public comment period. FASB ultimately directed the FASB Staff to issue a Staff Position (FSP) in order to complete and codify the guidance on this topic.

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions - in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized expense for stock option plans in the Consolidated Financial Statements (see Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the Company's accounting for stock-based compensation). The SEC delayed the required implementation date of SFAS 123(R) for public entities. Implementation of SFAS 123(R) is now required for the Company beginning in the interim period ending March 31, 2006. The Company is currently evaluating the requirements of this pronouncement to determine the impact on its financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company's stock options. Note 1 of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. Generally, this Statement requires retrospective application to prior periods' financial statements of changes in accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

In July 2005, the FASB issued an exposure draft - Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This exposure draft addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. The final version of this interpretation has not yet been issued. The Company is evaluating the requirements of the exposure draft to determine the impact, if any, on the financial condition or the results of operations of the Company.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

In January 2006, the FASB issued an exposure draft - The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This exposure draft would provide companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. The proposed Standard seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Current accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. The proposed standard helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this proposal, entities would be able to measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, the proposal would require companies to provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. The Company is evaluating the exposure draft to determine the impact, if adopted, on certain of its financial assets and liabilities.

Note 2: Investments in Debt and Equity Securities

The amortized cost and approximate fair values of securities classified as available-for-sale are as follows:

	December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

U.S. government agencies	$ 37,913	$ ---	$1,381	$ 36,532
Collateralized mortgage obligations	32,671	---	628	32,043
Mortgage-backed securities	240,534	122	4,628	236,028
States and political subdivisions	45,215	507	107	45,615
Corporate bonds	5,861	160	---	6,021
Equity securities	13,334	5	262	13,077

	$375,528	$794	$7,006	$369,316

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

The amortized cost and fair value of available-for-sale securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value

	(In Thousands)

One year or less	$ 250	$ 248
After one through five years	17,635	17,201
After five through ten years	19,096	18,659
After ten years	52,008	52,061
Securities not due on a single maturity date	273,205	268,070
Equity securities	13,334	13,077

	$375,528	$369,316

The amortized cost and approximate fair values of securities classified as held-to-maturity are as follows:

December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(In Thousands)

States and political subdivisions	$ 1,510	$ 93	$ 0	$ 1,603

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(In Thousands)

States and political subdivisions	$ 1,545	$ 87	$ 0	$ 1,632

The held-to-maturity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value

	(In Thousands)

After one through five years	$ ---	$ ---
After five through ten years	---	---
After ten years	1,510	1,603

	$1,510	$1,603

The amortized cost and approximate fair values of securities pledged as collateral was as follows at December 31, 2005 and 2004:

	2005		2004
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)

Public deposits	$177,764	$175,949	$148,071	$147,636
Collateralized borrowing accounts	143,636	139,933	146,957	147,487
Federal Home Loan Bank advances	13,312	13,077	21,973	22,048
Interest rate swaps and treasury, tax and loan accounts	19,146	18,782	11,175	11,081

	$353,858	$347,741	$328,176	$328,252

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005 and 2004, respectively, was approximately $298,460,000 and $230,985,000 which is approximately 80.5% and 64.8% of the Company's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increase in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. During 2005, the Company determined that the impairment of one security with an original cost of $3.5 million had become other than temporary. Consequently, the Company recorded a $734,000 charge to income as described herein.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004, respectively:

	2005
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)

U.S. government agencies	$ 13,886	$ (385)	$ 22,646	$ (996)	$ 36,532	$(1,381)
Mortgage-backed securities	110,202	(1,850)	92,965	(2,778)	203,167	(4,628)
Equity securities	2,761	(193)	10,308	(69)	13,069	(262)
Collateralized mortgage obligations	20,101	(252)	11,942	(376)	32,043	(628)
State and political subdivisions	10,874	(71)	2,775	(36)	13,649	(107)

	$157,824	$(2,751)	$140,636	$(4,255)	$298,460	$(7,006)

	2004
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)

U.S. government agencies	$ 14,455	$ (238)	$ 8,375	$ (570)	$ 22,830	$ (808)
Mortgage-backed securities	141,718	(976)	15,042	(263)	156,760	(1,239)
Equity securities	7,503	(132)	2,571	(904)	10,074	(1,036)
Collateralized mortgage obligations	23,638	(305)	---	---	23,638	(305)
State and political subdivisions	15,957	(258)	1,726	(28)	17,683	(286)

	$203,271	$(1,909)	$27,714	$(1,765)	$230,985	$(3,674)

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 3: Other Comprehensive Income (Loss)

	2005	2004	2003

	(In Thousands)

Unrealized gain (loss) on available-for-sale securities, net of income taxes of $(1,924) for December 31, 2005; $(574) for December 31, 2004; $(1,057) for December 31, 2003	$(3,573)	$(1,063)	$(2,108)
Less reclassification adjustment for gain (loss) included in net income, net of income taxes of $(227) for December 31, 2005; $(131) for December 31, 2004; $270 for December 31, 2003	(422)	(242)	525
Change in unrealized gain (loss) on available-for- sale securities, net of income taxes	$(3,151)	$ (821)	$(2,633)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, 2005 and 2004, include:

	2005	2004

	(In Thousands)

One-to-four family residential mortgage loans	$ 171,011	$ 170,526
Other residential mortgage loans	105,845	117,754
Commercial real estate loans	482,925	479,711
Other commercial loans	102,034	103,636
Industrial revenue bonds	70,270	47,065
Construction loans	701,825	430,851
Installment, education and other loans	133,346	127,518
Prepaid dealer premium	4,455	2,996
Discounts on loans purchased	(9)	(10)
Undisbursed portion of loans in process	(233,214)	(121,677)
Allowance for loan losses	(24,549)	(23,489)
Deferred loan fees and gains, net	(1,893)	(1,044)

	$1,512,046	$1,333,837

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Transactions in the allowance for loan losses were as follows:

	2005	2004	2003

	(In Thousands)

Balance, beginning of year	$23,489	$20,844	$21,288
Provision charged to expense	4,025	4,800	4,800
Loans charged off, net of recoveries of $1,060 for 2005, $2,825 for 2004 and $2,300 for 2003	(2,965)	(2,155)	(5,244)

Balance, end of year	$24,549	$23,489	$20,844

The weighted average interest rate on loans receivable at December 31, 2005 and 2004, was 7.33% and 5.78%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans serviced for others were $43,903,000 and $48,381,000 at December 31, 2005 and 2004, respectively.

Gross impaired loans totaled approximately $16,210,000 and $4,479,000 at December 31, 2005 and 2004, respectively. An allowance for loan losses of $2,229,000 and $496,000 relates to these impaired loans at December 31, 2005 and 2004, respectively. There were $674,000 of impaired loans at December 31, 2005, and $0 of impaired loans at December 31, 2004, without a related allowance for loan losses assigned.

Interest of approximately $415,000, $340,000 and $304,000 was received on average impaired loans of approximately $11,932,000, $6,615,000 and $8,716,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest of approximately $834,000, $463,000 and $441,000 would have been recognized on an accrual basis during the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled approximately $830,000 and $120,000, respectively. Nonaccruing loans at December 31, 2005 and 2004, were approximately $15,380,000 and $4,359,000, respectively.

Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 9.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential loans to all employees and directors have been granted at interest rates 1% above the Bank's cost of funds, subject to annual adjustments. At December 31, 2005 and 2004, loans outstanding to these directors and executive officers are summarized as follows:

	December 31,
	2005	2004

	(In Thousands)

Balance, beginning of year	$15,053	$15,824
New loans	12,126	22,319
Payments	(7,397)	(23,090)

Balance, end of year	$19,782	$15,053

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2005	2004

	(In Thousands)

Land	$ 8,352	$ 6,899
Buildings and improvements	17,961	14,999
Furniture, fixtures and equipment	20,498	18,439
	46,811	40,337
Less accumulated depreciation	19,546	16,984

	$27,265	$23,353

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 6: Deposits

Deposits are summarized as follows:

		December 31,
	Weighted Average Interest Rate	2005	2004 (Restated)

		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	---	$ 192,247	$ 161,450
Interest-bearing checking and savings accounts	2.55% - 1.44%	397,064	345,354

		589,311	506,804

Certificate accounts	0% - 1.99%	3,605	70,255
	2% - 2.99%	47,156	223,763
	3% - 3.99%	398,560	213,895
	4% - 4.99%	395,830	148,211
	5% - 5.99%	94,588	92,741
	6% - 6.99%	20,621	35,878
	7% and above	365	5,960

		960,725	790,703
Interest rate swap fair value adjustment		217	1,216

		$1,550,253	$1,298,723

The weighted average interest rate on certificates of deposit was 3.98% and 2.46% at December 31, 2005 and 2004, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $125,830,000 and $101,070,000 at December 31, 2005 and 2004, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $584,371,000 and $456,757,000 at December 31, 2005 and 2004, respectively.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

At December 31, 2005, scheduled maturities of certificates of deposit are as follows (in thousands):

2006	$422,464
2007	84,427
2008	29,572
2009	72,913
2010	26,041
Thereafter	325,308

$960,725

A summary of interest expense on deposits is as follows:

	2005	2004 (Restated)	2003 (Restated)

	(In Thousands)

Checking and savings accounts	$ 8,093	$ 4,729	$ 3,025
Certificate accounts	34,228	24,274	22,177
Early withdrawal penalties	(52)	(51)	(55)

	$42,269	$28,952	$25,147

Note 7: Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consist of the following:

	December 31, 2005		December 31, 2004
Due In	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

	(In Thousands, Except Interest Rates)

2005	$ ---	---%	$138,051	2.50%
2006	11,266	4.31	1,266	6.79
2007	3,302	7.17	3,302	7.17
2008	3,395	6.29	3,395	6.29
2009	24,821	4.38	24,821	2.46
2010	29,978	4.82	29,978	4.62
2011 and thereafter	130,673	3.83	30,673	5.00

	$203,435	4.16	$231,486	3.25

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

Included in the Bank's FHLB advances is a $50,000,000 advance with a maturity date of September 21, 2015. The interest rate on this advance is 3.32%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly beginning September 21, 2006.

Included in the Bank's FHLB advances is a $50,000,000 advance with a maturity date of October 21, 2015. The interest rate on this advance is 3.62%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly beginning October 23, 2006.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances. Investment securities with approximate carrying values of $13,077,000 and $22,048,000, respectively, were specifically pledged as collateral for advances at December 31, 2005 and 2004. Loans with carrying values of approximately $598,017,000 and $572,596,000 were pledged as collateral for outstanding advances at December 31, 2005 and 2004, respectively.

Note 8: Short-term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2005	2004

	(In Thousands)

Note payable on tax credit investment	$ 45	$ 280
Overnight borrowings	1,001	11,500
Securities sold under reverse repurchase agreements	132,512	139,811

	$133,558	$151,591

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Short-term borrowings had weighted average interest rates of 4.01% and 2.33% at December 31, 2005 and 2004, respectively. Short-term borrowings averaged approximately $157,747,000 and $103,271,000 for the years ended December 31, 2005 and 2004, respectively. The maximum amounts outstanding at any month end were $199,076,000 and $151,591,000 during those same periods.

Note 9: Federal Reserve Bank Borrowings

The Bank has a potentially available $84,361,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2005. The line is secured primarily by commercial loans and had an outstanding balance of $0 at December 31, 2005.

Note 10: Subordinated Debentures Issued to Capital Trust

Great Southern Capital Trust I (GSBCP), a Delaware business trust, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase 9.00% Junior Subordinated Debentures from the Company totaling $17,784,000. The Company's proceeds from the issuance of the subordinated debentures to GSBCP, net of underwriting fees and offering expenses, were $16.3 million. The subordinated debentures mature in 2031 and are redeemable at the Company's option beginning in June 2006.

The Company entered into an interest rate swap agreement to effectively convert this fixed rate debt to variable rates of interest. The variable rate is three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2005 and 2004, was 6.04% and 4.58%, respectively.

Subordinated debentures issued to capital trust are summarized as follows:

	2005	2004

	(In Thousands)

Subordinated debentures	$17,784	$17,784
Interest rate swap fair value adjustment	275	764

	$18,059	$18,548

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 11: Income Taxes

The Company files a consolidated federal income tax return. As of December 31, 2005 and 2004, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2005 and 2004.

The provision for income taxes includes these components:

	2005	2004 (Restated)	2003 (Restated)

	(In Thousands)

Taxes currently payable	$16,419	$14,697	$13,930
Deferred income taxes	(7,356)	(2,022)	(4,074)
Income tax expense	$ 9,063	$12,675	$ 9,856

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2005	2004 (Restated)

	(In Thousands)
Deferred tax assets
Allowance for loan losses	$ 8,592	$ 8,221
Accrued expenses	546	109
Partnership tax credits	270	259
Excess of cost over fair value of net assets acquired	184	183
Unrealized loss and realized impairment on available- for-sale securities	2,431	477
Fair value of interest rate swaps	4,098	1,360
Write-down of foreclosed assets	108	20
Other	---	52
	16,229	10,681
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(301)	(753)
FHLB stock dividends	(379)	(575)
Bank franchise tax refund	(76)	(76)
Deferred broker fees on CDs	(2,259)	(2,248)
Real estate investment trust dividends	---	(2,881)
Other	(13)	---
	(3,028)	(6,533)
Net deferred tax asset	$13,201	$ 4,148

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Reconciliations of the Company's provision for income taxes to the statutory corporate tax rates are as follows:

	2005	2004 (Restated)	2003 (Restated)

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and dividends	(3.2)	(2.3)	(2.3)
Tax credits	(1.4)	(.2)	---
Other	(1.8)	(.1)	---

	28.6%	32.4%	32.7%

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

Deposits and Accrued Interest Payable

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)
Financial assets
Cash and cash equivalents	$ 117,732	$ 117,732	$ 93,211	$ 93,211
Available-for-sale securities	369,316	369,316	355,104	355,104
Held-to-maturity securities	1,510	1,603	1,545	1,632
Mortgage loans held for sale	2,124	2,124	671	671
Loans, net of allowance for loan losses	1,512,046	1,506,305	1,333,837	1,340,997
Accrued interest receivable	10,841	10,841	8,056	8,056
Investment in FHLB stock	11,857	11,857	14,438	14,438
Interest rate swaps	275	275	764	764

Financial liabilities
Deposits	$1,550,253	$1,545,533	$1,298,723	$1,299,585
FHLB advances	203,435	202,690	231,486	242,729
Short-term borrowings	133,558	133,558	151,591	151,591
Subordinated debentures	18,059	18,059	18,548	18,548
Accrued interest payable	4,615	4,615	2,195	2,195
Interest rate swaps	11,492	11,492	2,669	2,669
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	---	---	---	---
Letters of credit	61	61	36	36
Lines of credit	---	---	---	---

Note 13: Operating Leases

The Company has entered into various operating leases at several of its locations. Some of the leases have renewal options.

At December 31, 2005, future minimum lease payments are as follows (in thousands):

2006	$ 636
2007	566
2008	476
2009	435
2010	229
Thereafter	332

$2,674

Rental expense was $569,000, $560,000 and $497,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 14: Interest Rate Swaps

The Company has entered into interest rate swap agreements with the objective of hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit and subordinated debentures issued to capital trust caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity. See Note 1, Accounting Restatement for Interest Rate Swaps.

At December 31, 2005, the notional amount of interest rate swaps outstanding was approximately $520,979,000. Of this amount, $177,241,000 consisted of swaps in a net settlement receivable position and $343,738,000 consisted of swaps in a net settlement payable position. At December 31, 2004, the notional amount of interest rate swaps outstanding was approximately $450,401,000, all consisting of swaps in a receivable position. The maturities of interest rate swaps outstanding at December 31, 2005 and 2004, in terms of notional amounts and their average pay and receive rates were as follows:

	2005			2004
	Fixed	Average	Average	Fixed	Average	Average
	To	Pay	Receive	To	Pay	Receive
	Variable	Rate	Rate	Variable	Rate	Rate

	(In Millions)
Interest Rate Swaps
Expected Maturity Date
2005	$ ---	---%	---%	$15.5	1.83%	6.20%
2006	30.0	4.27	4.50	10.0	2.58	5.30
2007	40.0	4.50	3.36	25.0	2.38	3.04
2008	17.5	4.29	3.77	7.6	2.22	4.45
2009	69.5	4.42	3.97	84.8	2.39	3.74
2010	24.4	4.47	3.43	24.8	2.45	3.20
2011	41.9	4.35	3.77	42.6	2.27	3.63
2012	12.6	4.43	4.81	9.6	2.49	5.52
2013	43.5	4.42	4.17	39.3	2.38	4.08
2014	55.9	4.39	3.50	41.5	2.34	3.34
2015	29.6	4.47	4.08	9.7	2.53	4.25
2016	34.3	4.42	5.21	34.5	2.36	5.22
2017	16.8	4.47	5.27	14.3	2.53	5.76
2018	4.9	4.20	4.00	5.0	2.06	4.00
2019	59.5	4.46	4.67	60.0	2.43	4.67
2020	15.0	4.38	4.00	---	---	---
2023	8.4	4.20	5.10	9.0	2.08	5.10
2031	17.2	6.12	9.00	17.2	4.58	9.00

	$521.0	4.47	4.29	$450.4	2.45	4.37

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

At December 31, 2005 and 2004, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $49,819,000 and $45,179,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $937,000 and $2,578,000, at December 31, 2005 and 2004, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $23,545,000 and $15,123,000, at December 31, 2005 and 2004, respectively, with $17,752,000 and $8,512,000, respectively, of the letters of credit having terms up to three years. The remaining $5,793,000 and $6,611,000 at December 31, 2005 and 2004, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

At December 31, 2005, the Bank had granted unused lines of credit to borrowers aggregating approximately $297,508,000 and $39,721,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2004, the Bank had granted unused lines of credit to borrowers aggregating approximately $171,078,000 and $32,867,000 for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri. Although the Bank has a diversified portfolio, loans aggregating approximately $193,596,000 and $181,744,000 at December 31, 2005 and 2004, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area. Residential mortgages account for approximately $69,228,000 and $66,259,000 of this total at December 31, 2005 and 2004, respectively.

Note 16: Additional Cash Flow Information

	2005	2004 (Restated)	2003 (Restated)

	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$ 3,422	$ 4,611	$16,868
Sale and financing of foreclosed assets	$ 825	$ 331	$ 3,120
Dividends declared but not paid	$ 1,921	$ 1,644	$ 1,369

Additional Cash Payment Information
Interest paid	$53,677	$36,717	$32,535
Income taxes paid	$14,714	$16,600	$11,560

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 17: Employee Benefits

The Company participates in a multiemployer defined benefit plan covering all employees who have met minimum service requirements. The Company's policy is to fund pension cost accrued. Employer contributions charged to expense for the years ended December 31, 2005, 2004 and 2003, were approximately $1.2 million, $697,000 and $467,000, respectively. As a member of a multiemployer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution pension plan covering substantially all employees. The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation, and also matches 50% of the employee's contribution on the next 2% of the employee's compensation. Employer contributions charged to expense for the years ended December 31, 2005, 2004 and 2003, were approximately $404,000, $341,000 and $290,000, respectively.

Note 18: Stock Option Plans

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards may be granted with respect to 2,464,992 (adjusted for stock splits) shares of common stock. This plan has terminated; therefore, no new stock options or other awards may be granted under this plan. At December 31, 2005, there are 24,044 options outstanding under this plan.

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards may be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock. Upon stockholders' approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan. At December 31, 2005, there are 241,985 options outstanding under this plan.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards may be granted with respect to 1,196,448 (adjusted for stock split) shares of common stock. At December 31, 2005, there are 422,863 options outstanding under the plan.

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The table below summarizes transactions under the Company's stock option plans:
	Available	Shares	Weighted
	To Grant	Under Option	Average Exercise Price

Balance, January 1, 2003	655,018	230,610	$26.462
Granted	(104,175)	104,175	40.491
Exercised	---	(33,508)	(21.218)
Forfeited from terminated plan(s)	---	(9,735)	(28.680)
Forfeited from current plan(s)	2,500	(2,500)	(40.468)
Termination of shares available to grant under prior plan(s)	(654,818)	---	---
Shares available to grant authorized under 2003 stock option plan	598,224	---	---

Balance, December 31, 2003	496,749	289,042	31.930
Granted	(9,500)	9,500	48.807
Exercised	---	(10,541)	(23.062)
Forfeited from terminated plan(s)	---	(2,798)	(29.996)
Forfeited from current plan(s)	5,750	(5,750)	(37.923)
Effect of 2-for-1 stock split	492,999	279,453	---
Granted	(112,663)	112,663	32.069
Exercised	---	(15,055)	(12.384)
Forfeited from terminated plan(s)	---	(5,300)	(16.143)
Forfeited from current plan(s)	5,000	(5,000)	(20.805)

Balance, December 31, 2004	878,335	646,214	19.167
Granted	(127,000)	127,000	30.796
Exercised	---	(61,572)	(10.860)
Forfeited from terminated plan(s)	---	(4,450)	(16.788)
Forfeited from current plan(s)	18,300	(18,300)	(26.326)

Balance, December 31, 2005	769,635	688,892	$21.877

The fair value of each option granted is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2005	2004	2003

Dividends per share	$0.52	$0.43	$0.36
Risk-free interest rate	4.03%	3.21%	3.07%
Expected life of options	5 years	5 years	5 years
Weighted average fair value of options granted during year	$8.38	$5.51	$4.51

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The following table further summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding

				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.422 to $9.094	40,006	4.63 years	$ 8.072	39,756	$ 8.066
$10.750 to $14.187	120,683	3.57 years	$12.936	104,433	$12.940
$18.188 to $25.000	296,540	6.88 years	$19.988	98,305	$19.520
$26.540 to $36.390	231,663	9.23 years	$31.337	183,935	$31.493

	688,892	6.96 years	$21.877	426,429	$22.005

Note 19: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on loans, deposits and on commitments and credit risk.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

As of December 31, 2005, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(In Thousands)
As of December 31, 2005
Total Risk-based Capital
Great Southern Bancorp, Inc.	$193,736	11.4%	> $135,743	> 8.0%	N/A	N/A
Great Southern Bank	$191,481	11.3%	> $135,569	> 8.0%	> $169,461	> 10.0%

Tier I Risk-based Capital
Great Southern Bancorp, Inc.	$172,485	10.2%	> $67,871	> 4.0%	N/A	N/A
Great Southern Bank	$170,257	10.1%	> $67,784	> 4.0%	> $101,677	> 6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$172,485	8.4%	> $82,593	> 4.0%	N/A	N/A
Great Southern Bank	$170,257	8.3%	> $82,375	> 4.0%	> $102,969	> 5.0%

As of December 31, 2004
Total Risk-based Capital
Great Southern Bancorp, Inc.	$174,715	12.0%	> $116,465	> 8.0%	N/A	N/A
Great Southern Bank	$173,135	11.9%	> $116,045	> 8.0%	> $145,057	> 10.0%

Tier I Risk-based Capital
Great Southern Bancorp, Inc.	$156,452	10.8%	> $58,233	> 4.0%	N/A	N/A
Great Southern Bank	$154,937	10.7%	> $58,023	> 4.0%	> $87,034	> 6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$156,452	8.5%	> $73,335	> 4.0%	N/A	N/A
Great Southern Bank	$154,937	8.5%	> $73,155	> 4.0%	> $91,443	> 5.0%

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005 and 2004, the Company and the Bank exceeded their minimum capital requirements. The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 21:   Litigation Matters

           In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders' equity. We are not able to predict at this time whether the outcome or such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Note 22:   Summary of Unaudited Quarterly Operating Results

           Following is a summary of unaudited quarterly operating results for the years 2005, 2004 and 2003:

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$25,001	$27,538	$29,924	$32,032
Interest expense	11,672	13,524	14,824	16,077
Provision for loan losses	900	975	975	1,175
Net realized gains (losses) on available-for-sale securities	(20)	(3)	89	(715)
Noninterest income	2,897	13,096	2,695	2,871
Noninterest expense	10,562	10,770	11,390	11,476
Provision for income taxes	1,381	5,071	1,585	1,026
Net income	3,383	10,294	3,845	5,149
Earnings per common share - diluted	.24	.74	.28	.37

	2004 (Restated)
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$19,852	$20,497	$22,496	$24,214
Interest expense	8,352	8,609	9,408	10,864
Provision for loan losses	1,200	1,200	1,200	1,200
Net realized losses on available-for-sale securities	(8)	---	(363)	(12)
Noninterest income	12,012	1,510	13,449	6,338
Noninterest expense	9,307	9,600	9,692	10,662
Provision for income taxes	4,367	710	5,167	2,431
Net income	8,638	1,888	10,478	5,395
Earnings per common share - diluted	.62	.14	.75	.39

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	2003 (Restated)
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$18,577	$18,791	$19,068	$19,743
Interest expense	8,358	7,762	7,787	7,822
Provision for loan losses	1,200	1,200	1,200	1,200
Net realized gains on available-for-sale securities	114	---	471	210
Noninterest income	6,883	8,128	5,930	5,313
Noninterest expense	7,920	8,457	9,289	10,087
Provision for income taxes	2,670	3,158	2,161	1,867
Net income	5,312	6,342	4,561	4,080
Earnings per common share - diluted	.38	.46	.33	.29

Note 23:   Condensed Parent Company Statements

           The condensed balance sheets at December 31, 2005 and 2004, and statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003, for the parent company, Great Southern Bancorp, Inc., are as follows:

	December 31,
	2005	2004 (Restated)

	(In Thousands)
Balance Sheets

Assets
Cash	$ 2,930	$ 2,159
Available-for-sale securities	---	927
Investment in subsidiary bank	167,823	155,318
Interest receivable	---	14
Income taxes receivable	40	---
Premises and equipment	153	151
Prepaid expenses	820	847
Other assets	1,163	1,809

	$172,929	$161,225

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	December 31,
	2005	2004 (Restated)

	(In Thousands)

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$ 2,068	$ 1,798
Subordinated debentures issued to capital trust	18,059	18,548
Income taxes payable	---	24
Deferred income taxes	---	18
Common stock	137	137
Additional paid-in capital	17,781	17,816
Retained earnings	138,921	123,770
Unrealized loss on available-for-sale securities, net	(4,037)	(886)

	$172,929	$161,225

	2005	2004 (Restated)	2003 (Restated)

	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$ 8,000	$ 7,250	$ 3,000
Interest and dividend income	96	38	4
Net realized gains on sales of available-for-sale securities	(3)	---	233
Other income	17	---	---
	8,110	7,288	3,237

Expense
Operating expenses	523	598	450
Interest expense	986	610	594
	1,509	1,208	1,044

Income before income tax and equity in undistributed earnings of subsidiaries	6,601	6,080	2,193
Credit for income taxes	(447)	(381)	(316)

Income before equity in earnings of subsidiaries	7,048	6,461	2,509

Equity in undistributed earnings of subsidiaries	15,623	19,938	17,786

Net income	$22,671	$26,399	$20,295

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	2005	2004 (Restated)	2003 (Restated)

	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$ 22,671	$ 26,399	$ 20,295
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(15,623)	(19,938)	(17,786)
Depreciation	23	16	19
Amortization	31	31	31
Net realized gains on sale of fixed assets	(14)	---	---
Net realized (gains) losses on sales of available-for-sale securities	3	---	(233)
Net realized (gains) losses on other investments	(2)	6	---
Changes in
Prepaid expenses and other assets	(4)	(32)	1
Accounts receivable	173	855	(1,141)
Accounts payable and accrued expenses	(7)	74	(129)
Income taxes	(64)	(118)	243
Net cash provided by operating activities	7,187	7,293	1,300

Investing Activities
Purchase of fixed assets	(40)	(7)	---
Proceeds from sale of fixed assets	29	---	---
Proceeds from sale of available-for-sale securities	873	---	486
Other investments	---	(25)	---
Purchase of available-for-sale securities	---	(875)	---
Net cash provided by (used in) investing activities	862	(907)	486

Financing Activities
Dividends paid	(6,855)	(5,755)	(4,522)
Stock options exercised	676	726	795
Company stock purchased	(1,099)	(1,116)	(1,551)
Net cash used in financing activities	(7,278)	(6,145)	(5,278)

Increase (Decrease) in Cash	771	241	(3,492)

Cash, Beginning of Year	2,159	1,918	5,410

Cash, End of Year	$ 2,930	$ 2,159	$ 1,918

Additional Cash Payment Information
Interest paid	$ 986	$ 610	$ 597

Next Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A. CONTROLS AND PROCEDURES.

          We maintain a system of disclosure controls and procedures (as defined in Section 13(a) - 15(e) of the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2005, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting (described below in Management's Report on Internal Control Over Financial Reporting) relating to our accounting for certain of our interest rate swaps under SFAS No. 133.

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

          There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting was not effective due to the existence of the material weakness described below:

We had ineffective policies and procedures relating to the accounting for certain derivative financial instruments under SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." Specifically, our policies and procedures did not provide for sufficient testing and verification of the criteria for the "short-cut" method to ensure proper application of the provisions of SFAS No. 133 at inception for certain derivative financial instruments related to brokered certificates of deposit. This material weakness has resulted in the restatement of our financial statements for the first three quarters of 2005, and the years ended December 31, 2004, 2003, 2002 and 2001.

          Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 is set forth below.

          We have reevaluated our conclusion regarding the assessment and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and advise the reader not to rely on our management's conclusion set forth in "Item 9A. Controls and Procedures - Management's Report on Internal Controls Over Financial Reporting," in our Annual Report on Form 10-K for the year ended December 31, 2004, that our internal control over financial reporting was effective due to the material weakness related to certain derivative financial instruments described above.

Next Page

          Management's revised assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by BKD, LLP, an independent registered public accounting firm. Their restated attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Great Southern Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness related to the misapplication of hedge accounting principles related to the Company's interest rate swaps, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Next Page

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The Company misapplied hedge accounting to certain of its interest rate swaps. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated February 16, 2006, on those consolidated financial statements.

In our opinion, management's assessment that Great Southern Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Great Southern Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/BKD, LLP

Springfield, Missouri
February 16, 2006

Next Page

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited management's revised assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Great Southern Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness related to the misapplication of hedge accounting related to the Company's interest rate swaps, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Next Page

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The Company misapplied hedge accounting principles to certain of its interest rate swaps. As a result of the material weakness, the Company's consolidated financial statements, for the years ended December 31, 2004, and for each of the quarters in 2004 have been restated. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 4, 2005, on those consolidated financial statements, except as to the restatement discussed in Note 1 to the 2005 consolidated financial statements, which is as of February 16, 2006.

As stated in the 5th paragraph of Management's Report on Internal Control Over Financial Reporting, management's assessment of the effectiveness of the Company's internal control over financial reporting has been revised.

In our opinion, management's revised assessment that Great Southern Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Great Southern Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/BKD, LLP

Springfield, Missouri
February 14, 2005, except as to the 5th paragraph of Management's Report on Internal Control Over Financial Reporting (Revised), which is as of February 16, 2006

Next Page

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

          Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

          Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

          The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Next Page

          The following table sets forth information as of December 31, 2005 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	688,892	$21.877	769,635(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	688,892	$21.877	769,635(1)
_____________________

(1) Under the Company's 2003 Stock Option and Incentive Plan, all remaining shares could be issued to plan participants as restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

Next Page

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

Next Page

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

GREAT SOUTHERN BANCORP, INC.
Date: March 16, 2006	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director (Duly Authorized Representative)

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ William V. Turner William V. Turner	Chairman of the Board	March 16, 2006

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006

/s/ William E. Barclay William E. Barclay	Director	March 16, 2006

/s/ Larry D. Frazier Larry D. Frazier	Director	March 16, 2006

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 16, 2006

/s/ Julie T. Brown Julie T. Brown	Director	March 16, 2006

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 16, 2006

160
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