Form 10-K/A
period 2005-12-31
GREAT SOUTHERN BANCORP INC
filed 2006-04-12
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of principal executive offices)	(Zip Code)

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

Documents incorporated by reference:

Document	Part of Form 10-K
Portions of the definitive proxy statement for the registrant's 2006 Annual Meeting of Stockholders	Part III

Next Page

EXPLANATORY NOTE

         The purpose of this Amendment No. 1 on Form 10-K/A to the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Original Filing") is to include two exhibits (Exhibits 12 and 21) which were inadvertently omitted from the Original Filing and to correct an inadvertent error in Exhibit 10.8 to the Original Filing.

Next Page

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: April 12, 2006	By:	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Duly Authorized Representative)

Next Page

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document
10.8	Description of Named Executive Officer Salary and Bonus Arrangements
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act

End.