Form 10-Q
period 2006-03-31
GREAT SOUTHERN BANCORP INC
filed 2006-05-10
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2006

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

(417) 887-4400

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/             No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer /  /     Accelerated Filer /X/     Non-Accelerated Filer /  /

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

         The number of shares outstanding of each of the registrant's classes of common stock: 13,737,490 shares of common stock, par value $.01, outstanding at May 8, 2006.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash	$ 113,111	$ 116,578
Interest-bearing deposits in other financial institutions	747	1,154
Cash and cash equivalents	113,858	117,732
Available-for-sale securities	384,492	369,316
Held-to-maturity securities (fair value $1,599 - March 2006; $1,603 - December 2005)	1,510	1,510
Mortgage loans held for sale	1,215	2,124
Loans receivable, net of allowance for loan losses of $25,223 - March 2006; $24,549 - December 2005	1,607,091	1,512,046
Interest receivable	12,177	10,841
Prepaid expenses and other assets	13,803	13,266
Foreclosed assets held for sale, net	1,125	595
Premises and equipment, net	27,528	27,265
Goodwill and other intangible assets	1,390	1,402
Investment in Federal Home Loan Bank stock	12,732	11,857
Deferred income taxes	13,567	13,201
Total Assets	$ 2,190,488	$ 2,081,155
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,606,817	$ 1,550,253
Federal Home Loan Bank advances	193,098	203,435
Short-term borrowings	186,688	133,558
Subordinated debentures issued to capital trust	17,805	18,059
Accrued interest payable	5,032	4,615
Advances from borrowers for taxes and insurance	530	233
Accounts payable and accrued expenses	22,024	17,494
Income taxes payable	539	706
Total Liabilities	2,032,533	1,928,353
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2006 - 13,727,831 shares; December 2005 - 13,722,801 shares	137	137
Additional paid-in capital	17,968	17,781
Retained earnings	143,919	138,921
Accumulated other comprehensive income (loss)	(4,069)	(4,037)
Total Stockholders' Equity	157,955	152,802
Total Liabilities and Stockholders' Equity	$ 2,190,488	$ 2,081,155

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	March 31,
	2006	2005
	(Unaudited)
INTEREST INCOME
Loans	$ 29,801	$ 20,945
Investment securities and other	4,396	4,056
TOTAL INTEREST INCOME	34,197	25,001
INTEREST EXPENSE
Deposits	13,757	8,625
Federal Home Loan Bank advances	2,032	1,756
Short-term borrowings	1,491	1,081
Subordinated debentures issued to capital trust	285	210
TOTAL INTEREST EXPENSE	17,565	11,672
NET INTEREST INCOME	16,632	13,329
PROVISION FOR LOAN LOSSES	1,325	900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,307	12,429
NONINTEREST INCOME
Commissions	2,542	2,245
Service charges and ATM fees	3,312	2,992
Net realized gains on sales of loans	213	175
Net realized gains (losses) on sales of available-for-sale securities	--	(20)
Net gain (loss) on sales of fixed assets	149	(12)
Late charges and fees on loans	779	244
Change in interest rate swap fair value net of change in hedged deposit fair value	(177)	--
Change in interest rate swap fair value	--	(4,543)
Interest rate swap net settlements	--	1,582
Other income	305	234
TOTAL NONINTEREST INCOME	7,123	2,897
NONINTEREST EXPENSE
Salaries and employee benefits	6,981	6,149
Net occupancy and equipment expense	1,931	1,643
Postage	527	458
Insurance	212	224
Advertising	253	256
Office supplies and printing	213	210
Telephone	340	264
Legal, audit and other professional fees	241	334
Expense (income) on foreclosed assets	(35)	149
Other operating expenses	1,087	875
TOTAL NONINTEREST EXPENSE	11,750	10,562
INCOME BEFORE INCOME TAXES	10,680	4,764
PROVISION FOR INCOME TAXES	3,484	1,381
NET INCOME	$ 7,196	$ 3,383
BASIC EARNINGS PER COMMON SHARE	$.52	$.25
DILUTED EARNINGS PER COMMON SHARE	$.52	$.24
DIVIDENDS DECLARED PER COMMON SHARE	$.14	$.12
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 7,196	$ 3,383
Proceeds from sales of loans held for sale	15,079	9,596
Originations of loans held for sale	(11,748)	(6,802)
Items not requiring (providing) cash:
Depreciation	765	685
Amortization	96	91
Provision for loan losses	1,325	900
Net gains on loan sales	(213)	(175)
Net (gains) losses on sale of available-for-sale securities	--	20
Net (gains) losses on sale of premises and equipment	(149)	12
(Gain) loss on sale of foreclosed assets	--	(13)
Amortization of deferred income, premiums and discounts	(491)	267
Deferred income taxes	(349)	(2,534)
Changes in:
Interest receivable	(1,336)	(1,138)
Prepaid expenses and other assets	(850)	4,365
Accounts payable and accrued expenses	233	5,892
Income taxes refundable/payable	(167)	868
Net cash provided by operating activities	9,391	15,417
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(87,315)	(31,507)
Purchase of loans	(12,379)	(2,090)
Proceeds from sale of student loans	675	3,311
Purchase of additional business units	(25)	--
Purchase of premises and equipment	(1,121)	(1,515)
Proceeds from sale of premises and equipment	242	59
Proceeds from sale of foreclosed assets	531	1,045
Proceeds from maturing available-for-sale investment securities	179,167	--
Principal reductions on mortgage-backed securities	18,090	17,847
Proceeds from sale of available-for-sale securities	--	24,054
Purchase of availabe-for-sale securities	(212,612)	(90,263)
(Purchase) redemption of Federal Home Loan Bank stock	(875)	3,663
Net cash used in investing activities	(115,622)	(75,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	16,687	46,001
Net increase in checking and savings deposits	44,590	46,577
Proceeds from Federal Home Loan Bank advances	--	1,282,000
Repayments of Federal Home Loan Bank advances	(10,337)	(1,327,322)
Net increase in short-term borrowings	53,130	7,306
Advances from borrowers for taxes and insurance	297	279
Purchase of treasury stock	(571)	(217)
Dividends paid	(1,921)	(1,644)
Stock options exercised	482	178
Net cash provided by financing activities	102,357	53,158
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,874)	(6,821)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,732	93,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 113,858	$ 86,390
See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

             The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2005, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

             Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2005, as amended, filed with the Securities and Exchange Commission.

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

             For the three months ended March 31, 2006, the travel, insurance and investment divisions reported gross revenues of $1.6 million, $429,000 and $601,000, respectively, and net income of $203,000, $59,000 and $1,000, respectively. For the three months ended March 31, 2005, the travel, insurance and investment divisions reported gross revenues of $1.4 million, $373,000 and $548,000, respectively, and net income of $191,000, $48,000 and $16,000, respectively.

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

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net income	$ 7,196	$ 3,383
Unrealized holding gains (losses), net of income taxes	(32)	(1,926)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	--	(13)
	(32)	(1,913)
Comprehensive income	$ 7,164	$ 1,470

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

             In July 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft - Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This exposure draft addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. The final version of this interpretation has not yet been issued. The Company is evaluating the requirements of the exposure draft to determine the impact, if any, on the financial condition or the results of operations of the Company.

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

NEXT PAGE

             In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and specifies the accounting for certain servicing assets and liabilities, such as those common to mortgage servicing activities. SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to initially measure these servicing assets and servicing liabilities at fair value at inception. It also permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial condition or results of operations of the Company.

NOTE 5: STOCK OPTION PLAN

             The Company has stock-based employee compensation plans, which are described more fully in the Company's December 31, 2005 Annual Report on Form 10-K. On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) specifies the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense within the income statement the grant-date fair value of stock options and other equity-based compensation granted to employees. As a result, compensation cost related to share-based payment transactions is now recognized in the Company's consolidated financial statements using the modified prospective transition method provided for in the standard. For the three months ended March 31, 2006, share-based compensation expense totaling $114,000, or $0.01 for basic and diluted earnings per share, respectively, has been included in salaries and employee benefits expense in the Consolidated Statements of Income.

             Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation using the intrinsic value method permitted by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For 2005, no stock-based employee compensation cost is reflected in the Consolidated Statements of Income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if the Company had applied the fair value provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in 2005.

Three Months Ended March 31, 2005
(In thousands, except per share amounts)
Net income, as reported	$ 3,383
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(144)
Pro forma net income	$ 3,239
Earnings per share
Basic - as reported	$ .25
Basic - pro forma	$ .24
Diluted - as reported	$ .24
Diluted - pro forma	$ .23

NEXT PAGE

             The Company's stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. These options typically vest one-fourth at the end of years two, three, four and five from the grant date. As provided for under SFAS No. 123(R), the Company has elected to recognize compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant. In addition, SFAS No. 123(R) requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered. Because the historical forfeitures of its share-based awards have not been material, the Company has not adjusted for forfeitures in its share-based compensation expensed under SFAS No. 123(R).

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for options granted during the first quarter of 2006 and 2005 were as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected dividends per share (annualized)	$0.56	$0.48
Risk-free interest rate	4.34%	3.79%
Expected term (in years)	5	5
Expected volatility	29.82%	25.29%
Weighted-average fair value of options granted during the period (per share)	$8.34	$9.09

             Expected volatilities are based on the historical volatility of the Company's stock, based on the monthly closing stock price. The expected term of options granted is based on actual historical exercise behavior of all employees and directors and approximates the graded vesting period of the options. Expected dividends are based on the annualized dividends declared at the time of the option grant. The risk-free interest rate is based on the five-year treasury rates on the grant date of the options.

             The following table presents the activity related to options under all plans for the three months ended March 31, 2006.

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term
Options outstanding, January 1, 2006	688,892	$21.877
Granted	6,200	29.457
Exercised	(25,289)	14.497
Forfeited	(2,200)	20.442
Options outstanding, March 31, 2006	667,603	$22.232	6.9 years
Options exercisable, March 31, 2006	404,990	$22.485	6.6 years

             For the three months ended March 31, 2006 and 2005, options granted were 6,200 and 11,200, respectively. The Company reissues treasury shares to satisfy option exercises. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2006 and 2005 was $348,000 and $508,000, respectively. Cash received from the exercise of options for the three months ended March 31, 2006 and 2005 was $367,000 and $172,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $106,000 and $32,000 for the three months ended March 31, 2006 and 2005, respectively.

NEXT PAGE

             The following table presents the activity related to nonvested options under all plans for the three months ended March 31, 2006.

	Options	Weighted-average Exercise Price	Weighted-average Grant Date Fair Value
Nonvested Options, January 1, 2006	262,463	$21.669	$5.064
Granted	6,200	29.457	8.345
Vested this period	(4,350)	23.566	3.870
Nonvested options forfeited	(1,700)	18.656	4.474
Nonvested Options, March 31, 2006	262,613	$21.841	$5.165

             At March 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested options granted under the Company's plans. This compensation cost is expected to be recognized through 2011 with the majority of this expense recognized in 2006 and 2007.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

             In the normal course of business, the Company uses derivative financial instruments (primarily interest rate swaps) to assist in its interest rate risk management. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are measured and reported at fair value on the Company's consolidated statement of financial condition as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings, in noninterest income.

             The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.

             At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values of the derivatives have been highly effective in offsetting the changes in the fair values of the hedged item and whether they are expected to be highly effective in the future. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the method for assessing effectiveness and measuring ineffectiveness. In addition, on a quarterly basis, the Company assesses whether the derivative used in the hedging transaction is highly effective in offsetting changes in fair value of the hedged item, and measures and records any ineffectiveness. The Company discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

NEXT PAGE

             The estimates of fair values of the Company's derivatives and related liabilities are calculated by an independent third party using proprietary valuation models. The fair values produced by these valuation models are in part theoretical and reflect assumptions which must be made in using the valuation models. Small changes in assumptions could result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.

             The Company uses derivatives to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income and cash flows and to better match the repricing profile of its interest bearing assets and liabilities. As a result of interest rate fluctuations, certain interest-sensitive assets and liabilities will gain or lose market value. In an effective fair value hedging strategy, the effect of this change in value will generally be offset by a corresponding change in value on the derivatives linked to the hedged assets and liabilities.

             At March 31, 2006 and December 31, 2005, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At March 31, 2006, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $569.8 million and $521.0 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, swaps in a net settlement receivable position totaled $125.3 million and swaps in a net settlement payable position totaled $444.5 million. At December 31, 2005, swaps in a net settlement receivable position totaled $177.3 million and swaps in a net settlement payable position totaled $343.7 million. The net gains (losses) recognized in earnings on fair value hedges were $(177,000) and $(3.0 million) for the three months ended March 31, 2006 and 2005, respectively.

NOTE 7: STOCKHOLDERS' EQUITY

             Previously, the Company's stockholders approved the Company's reincorporation to the State of Maryland. Under Maryland law, there is no concept of "Treasury Shares." Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

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

NEXT PAGE

             Additional discussion of the allowance for loan losses is included in the Company's 2005 Annual Report on Form 10-K and Amendment under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed materially.

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

             In the quarter ended March 31, 2006, Great Southern's total loans increased $95.0 million, or 6.3%. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions continue to improve, we believe that we are well positioned to capture loan market share in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction and commercial real estate loan categories. In the three months ended March 31, 2006, commercial real estate loan balances increased $5.1 million in spite of the repayment in total of several loans, and residential and commercial construction loan balances increased $79.3 million.

             Loan growth continued in our three Loan Production Offices. In the three months ended March 31, 2006, the Kansas City office originated loans totaling $11.1 million, of which $8.9 million was included in the office total outstanding balance of $194.4 million at March 31, 2006. In the three months ended March 31, 2006, the Northwest Arkansas office originated loans totaling $41.2 million, of which $19.6 million was included in the office total outstanding balance of $145.2 million at March 31, 2006. In the three months ended March 31, 2006, the St. Louis office originated loans totaling $52.2 million, of which $34.7 million was included in the office total outstanding balance of $126.3 million at March 31, 2006. Many of these loans are construction loans where the customer has yet to draw the full line.

NEXT PAGE

             In the three months ended March 31, 2006, the Company attracted deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilized these deposit funds to meet loan demand. In the three months ended March 31, 2006, total deposit balances increased $56.6 million. Of this total increase, brokered certificate balances increased $10.2 million, customer checking accounts increased $44.1 million and retail certificates of deposit increased $2.2 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

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

             Beginning in the second half of 2004 and through March 31, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, increased in conjunction with these increases by the FRB. By March 31, 2006, the FRB had raised the Federal Funds rates by 3.75% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition during this period, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets.

NEXT PAGE

             The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

             In the three months ended March 31, 2006 compared to the three months ended March 31, 2005, non-interest income increased primarily due to increases in prepayment fees on loans, commission revenues earned by the Company's travel, insurance and investment divisions and increases in service charges and overdraft fees. Fees from service charges and overdrafts will likely increase modestly in 2006 compared to 2005 as we expect that retail checking accounts will grow at a modest pace in 2006. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which will not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain slightly above 2005 levels in 2006, assuming no substantial shocks occur in the financial markets or the travel industry. Most of the increase in commission revenue in the quarter ended March 31, 2006, was attributable to the travel division. During the quarter ended March 31, 2006, several unrelated loans paid off prior to maturity and resulted in penalties received by the Bank of $532,000.

             Non-interest income was also significantly affected by the Company's restatement in 2005 for certain interest rate swaps, which significantly impacted prior period results. Non-interest income decreased $4.5 million in the three months ended March 31, 2005, and decreased $177,000 in the three months ended March 31, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for the first quarter of 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $1.6 million in the three months ended March 31, 2005. There was no reclassification of net interest settlements in the three months ended March 31, 2006.

             In the three months ended March 31, 2006 compared to the three months ended March 31, 2005, operating expenses increased primarily in the categories of salaries and benefits and occupancy and equipment expense, with smaller increases in some of the other expense categories such as postage, telephone and others. We anticipate that the remainder of 2006 will be fairly consistent with the expenses recorded in the first quarter of 2006. Employee costs and occupancy expenses may increase as we continue to add new branches in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In the third quarter of 2006, we expect to open our first branch location in Lee's Summit, Missouri, in the Kansas City market. In addition, we have recently opened a loan production office in Columbia, Missouri, to serve new and existing customers in the central Missouri area. We anticipate that lending opportunities will continue to increase in our existing loan production offices in St. Louis, Kansas City and Northwest Arkansas and we will increase staffing as needed in these offices to meet demand for commercial and residential loans.

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

NEXT PAGE

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

             During the three months ended March 31, 2006, the Company increased total assets by $109.3 million to $2.19 billion. Net loans increased by $95.0 million. The main loan areas experiencing increases were commercial and residential construction loans. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's four loan production offices. In addition, loan growth should continue as we deepen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities increased by $15.2 million, which was primarily an increase in very short-term agency discount notes used to collateralize public funds deposits and customer repurchase agreements. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. As market interest rates are generally expected to continue to increase in the near term, the Company has focused on adding securities to the portfolio which should provide an adequate yield while holding their value reasonably well in a rising rate environment.

             Total liabilities increased $104.2 million from December 31, 2005 to $2.03 billion at March 31, 2006. Deposits increased $56.6 million and short-term borrowings increased $53.1 million. Partially offsetting these increases, FHLBank advances decreased $10.3 million. The increase in short-term borrowings was primarily the result of overnight borrowings utilized by the Company. FHLBank advances decreased from $203.4 million at December 31, 2005, to $193.1 million at March 31, 2006. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Retail certificates of deposit increased $2.2 million, to $378.5 million. Total brokered deposits were $594.2 million at March 31, 2006, up from $584.7 million at December 31, 2005. Interest-bearing checking balances increased $44.6 million in the three months ended March 31, 2006, to $441.7 million. Checking account balances totaled $634.1 million at March 31, 2006, up from $590.0 million at December 31, 2005.

             Stockholders' equity increased $5.2 million from $152.8 million at December 31, 2005 to $158.0 million at March 31, 2006. Net income for the three months ended March 31, 2006, was $7.2 million, partially offset by a decrease of $32,000 in accumulated other comprehensive income, dividends declared of $1.9 million and net repurchases of the Company's common stock of $89,000. During the three months ended March 31, 2006, the Company repurchased 20,259 shares of its common stock at an average price of $28.19 per share and issued 25,289 shares at an average price of $14.50 per share to cover stock option exercises.

             In the three months ended March 31, 2006, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

NEXT PAGE

Results of Operations and Comparison for the Three Months Ended March 31, 2006 and 2005

General

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, net income increased $3.8 million, or 112.7%, during the three months ended March 31, 2006, compared to the three months ended March 31, 2005. This increase was primarily due to an increase in net interest income of $3.3 million, or 24.8%, and an increase in non-interest income of $4.2 million, or 145.9%, partially offset by an increase in non-interest expense of $1.2 million, or 11.2%, an increase in provision for loan losses of $425,000, or 47.2%, and an increase in provision for income taxes of $2.1 million, or 152.3%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, net income increased $1.0 million, or 15.8%, during the three months ended March 31, 2006, compared to the three months ended March 31, 2005. This increase was primarily due to an increase in net interest income of $1.8 million, or 11.7%, and an increase in non-interest income of $1.5 million, or 25.1%, partially offset by an increase in non-interest expense of $1.2 million, or 11.2%, an increase in provision for loan losses of $425,000, or 47.2%, and an increase in provision for income taxes of $601,000, or 19.7%.

Non-GAAP Reconciliation:
(Dollars in thousands)

	Three Months Ended March 31, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Net interest income	$16,632	$ (263)	$16,895
Provision for loan losses	1,325	--	1,325
Non-interest income	7,123	(208)	7,331
Non-interest expense	11,750	--	11,750
Provision for income taxes	3,484	165	3,649
Net income	$ 7,196	$ (306)	$ 7,502

	Three Months Ended March 31, 2005
	As Reported	Effect of Accounting Change for Interest Rate Swaps	Excluding Accounting Change for Interest Rate Swaps
Net interest income	$13,329	$ (1,801)	$15,130
Provision for loan losses	900	--	900
Non-interest income	2,897	(2,961)	5,858
Non-interest expense	10,562	--	10,562
Provision for income taxes	1,381	1,667	3,048
Net income	$ 3,383	$ (3,095)	$ 6,478

             The information presented in the table above and elsewhere in this report excluding hedge accounting entries recorded (for the 2006 period) and excluding the effect of the accounting change for interest rate swaps (for the 2005 period) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company believes that this non-GAAP financial information may be useful to investors because the Company believes that the exclusions of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated. The table above and the table under "Net Interest Income" contain reconciliations of this information to the reported information prepared in accordance with GAAP.

NEXT PAGE

Total Interest Income

             Total interest income increased $9.2 million, or 36.8%, during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was due to a $8.9 million, or 42.3%, increase in interest income on loans and a $340,000, or 8.4%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average balances and higher average rates of interest.

Interest Income - Loans

             During the three months ended March 31, 2006 compared to the three months ended March 31, 2005, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $3.6 million as the result of higher average loan balances from $1.37 billion during the three months ended March 31, 2005 to $1.58 billion during the three months ended March 31, 2006. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial real estate lending (including industrial revenue bonds) and consumer lending. Prior to 2005, the Bank's one- to four-family residential loan portfolio had decreased due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market. Beginning in 2005 and into 2006, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank usually retains. In addition, loan refinancing, which tended to be primarily into lower fixed-rate products, slowed dramatically since 2004 compared to previous years as market interest rates increased.

             Interest income increased $5.2 million as the result of higher average interest rates. The average yield on loans increased from 6.22% during the three months ended March 31, 2005, to 7.63% during the three months ended March 31, 2006. Loan rates were generally low in 2004 and early 2005, as a result of lower market rates of interest, primarily the "prime rate" of interest, which had decreased from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime based loans which have interest rate floors. During 2004 and 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended March 31, 2006, the average yield on loans was 7.63% versus an average prime rate for the period of 7.43%, or a difference of 20 basis points. In the three months ended March 31, 2005, the average yield on loans was 6.22% versus an average prime rate for the period of 5.44%, or a difference of 78 basis points.

NEXT PAGE

Interest Income - Investments and Other Interest-earning Assets

             Interest income on investments and other interest-earning assets increased mainly as a result of higher average rates during the three months ended March 31, 2006, when compared to the three months ended March 31, 2005. Interest income increased $257,000 as a result of an increase in average rates from 4.00% during the three months ended March 31, 2005, to 4.25% during the three months ended March 31, 2006. Interest income increased $83,000 as a result of an increase in average balances from $412 million during the three months ended March 31, 2005, to $420 million during the three months ended March 31, 2006. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield relative to the fixed-rate securities at the time of purchase. As these securities reach interest rate reset dates, their rates should increase along with market interest rate increases. In addition, the Company continues to increase its balance of tax-exempt securities issued by states and municipalities. These securities generally have coupon yields which are comparable to the variable-rate mortgage-backed securities which the Company purchased; however, the tax-equivalent yield is typically higher.

Total Interest Expense

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, total interest expense increased $5.9 million, or 50.5%, during the three months ended March 31, 2006, when compared with the three months ended March 31, 2005, primarily due to an increase in interest expense on deposits of $5.1 million, or 59.5%, an increase in interest expense on FHLBank advances of $276,000, or 15.7%, an increase in interest expense on short-term borrowings of $410,000, or 37.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $75,000, or 35.7%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, total interest expense increased $7.7 million, or 77.9%, during the three months ended March 31, 2006, when compared with the three months ended March 31, 2005, primarily due to an increase in interest expense on deposits of $6.9 million, or 101.6%, an increase in interest expense on FHLBank advances of $276,000, or 15.7%, an increase in interest expense on short-term borrowings of $410,000, or 37.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $75,000, or 35.7%.

Interest Expense - Deposits

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, interest on demand deposits increased $1.2 million due to an increase in average rates from 1.73% during the three months ended March 31, 2005, to 2.88% during the three months ended March 31, 2006. The average interest rates increased due to higher overall market rates of interest throughout 2005 and into 2006. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $355,000 due to an increase in average balances from $376 million during the three months ended March 31, 2005, to $449 million during the three months ended March 31, 2006. The Company continued to increase its checking balances in 2006 through increased relationships with correspondent, corporate and retail customers. Average noninterest-bearing demand balances increased from $153 million in the three months ended March 31, 2005, to $182 million in the three months ended March 31, 2006.

NEXT PAGE

             Interest expense on deposits increased $2.0 million as a result of an increase in average rates of interest on time deposits from 3.53% during the three months ended March 31, 2005, to 4.44% during the three months ended March 31, 2006. Interest expense on deposits also increased $1.5 million due to an increase in average balances of time deposits from $807 million during the three months ended March 31, 2005, to $966 million during the three months ended March 31, 2006. Market rates of interest on new certificates began to increase in the latter half of 2004 and throughout 2005 and 2006 as the FRB raised short-term interest rates. In 2005 and 2006, the Company increased its balances of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates.

             The effects of the Company's accounting change in 2005 for certain interest rate swaps did not impact interest on demand deposits.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, interest expense on deposits increased $4.1 million as a result of an increase in average rates of interest on time deposits from 2.63% during the three months ended March 31, 2005, to 4.44% during the three months ended March 31, 2006. Interest expense on deposits also increased $1.2 million due to an increase in average balances of time deposits from $807 million during the three months ended March 31, 2005, to $966 million during the three months ended March 31, 2006.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

             During the three months ended March 31, 2006 compared to the three months ended March 31, 2005, interest income on FHLBank advances increased due to higher average interest rates, partially offset by lower average balances. Interest expense on FHLBank advances increased $372,000 due to an increase in average interest rates from 3.46% in the three months ended March 31, 2005, to 4.25% in the three months ended March 31, 2006. Interest expense on FHLBank advances decreased $96,000 due to a decrease in average balances from $206 million during the three months ended March 31, 2005, to $194 million during the three months ended March 31, 2006. The decrease in FHLBank advances was offset by increases in the Company's deposits. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

             Average rates on short-term borrowings increased from 2.57% in the three months ended March 31, 2005, to 4.07% in the three months ended March 31, 2006, resulting in increased interest expense of $526,000. In addition, interest expense on short-term borrowings decreased $116,000 due to a decrease in average balances from $170 million during the three months ended March 31, 2005, to $148 million during the three months ended March 31, 2006. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers. The average interest rates increased due to higher overall market rates of interest in 2006. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase into 2006 as the FRB has been raising short-term interest rates.

NEXT PAGE

             Interest expense on subordinated debentures issued to capital trust increased $81,000 due to increases in average rates from 4.59% in the three months ended March 31, 2005, to 6.43% in the three months ended March 31, 2006. The average rate on these subordinated debentures is likely to continue to increase in the near term as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. LIBOR rates are expected to remain higher in 2006 than in 2005.

Net Interest Income

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, the Company's overall average interest rate spread increased 21 basis points, or 7.8%, from 2.70% during the three months ended March 31, 2005, to 2.91% during the three months ended March 31, 2006. The increase was due to a 122 basis point increase in the weighted average yield received on interest-earning assets, partially offset by a 101 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 33 basis points, or 10.9%, from 3.04% during the three months ended March 31, 2005, to 3.37% during the three months ended March 31, 2006. In comparing the two periods, the yield on loans increased 141 basis points while the yield on investment securities and other interest-earning assets increased 25 basis points. The rate paid on deposits increased 98 basis points, the rate paid on FHLBank advances increased 79 basis points, the rate paid on short-term borrowings increased 150 basis points, and the rate paid on subordinated debentures issued to capital trust increased 184 basis points.

             The prime rate of interest averaged 5.44% during the three months ended March 31, 2005, compared to an average of 7.43% during the three months ended March 31, 2006. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stood at 7.75% at March 31, 2006. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in 2006 compared to 2005. This trend is expected to continue in the near term as the FRB again raised short-term interest rates in March 2006 and may further increase rates.

             Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly higher in the three months ended March 31, 2006 compared to the 2005 period. Interest costs on these liabilities began to increase in the latter half of 2004 through 2006 as a result of rising short-term market interest rates, primarily due to increases by the FRB. These interest costs may continue to increase in the near term. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, the Company's overall average interest rate spread decreased 26 basis points, or 8.2%, from 3.17% during the three months ended March 31, 2005, to 2.91% during the three months ended March 31, 2006. The decrease was due to a 148 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 122 basis point increase in the weighted average yield received on interest-earning assets. Excluding the impact of the accounting change for certain interest rate swaps, economically, net interest income for the first quarter of 2006 increased $1.8 million to $16.9 million compared to $15.1 million for the first quarter of 2005. Net interest margin excluding the effects of the accounting change was 3.42% in the quarter ended March 31, 2006, compared to 3.45% in the quarter ended March 31, 2005. In comparing the two periods, the yield on loans increased 141 basis points while the yield on investment securities and other interest-earning assets increased 25 basis points. The rate paid on deposits increased 160 basis points, the rate paid on FHLBank advances increased 79 basis points, the rate paid on short-term borrowings increased 150 basis points, and the rate paid on subordinated debentures issued to capital trust increased 184 basis points.

NEXT PAGE

Non-GAAP Reconciliation:
(Dollars in thousands)

	Three Months Ended March 31,
	2006		2005
	$	%	$	%
Reported Net Interest Margin	$16,632	3.37%	$13,329	3.04%
Amortization of deposit broker origination fees	263.05		219.05
Interest rate swap net settlements	--	--	1,582.36
Net interest margin excluding impact of hedge accounting entries	$16,895	3.42%	$15,130	3.45%

             For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

             The provision for loan losses increased $425,000 from $900,000 during the three months ended March 31, 2005 to $1.3 million during the three months ended March 31, 2006. The allowance for loan losses increased $674,000, or 2.7%, to $25.2 million at March 31, 2006 compared to $24.5 million at December 31, 2005. Net charge-offs were $651,000 in the three months ended March 31, 2006 versus $372,000 in the three months ended March 31, 2005.

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

NEXT PAGE

             The Bank's allowance for loan losses as a percentage of total loans was 1.54% and 1.59% at March 31, 2006 and December 31, 2005, respectively. The reduction in this percentage is due to growth in the Company's loan portfolio as the allowance for loan losses increased $674,000 during the three months ended March 31, 2006. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

             As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at March 31, 2006, were $23.2 million, up $6.4 million from December 31, 2005. Non-performings as a percentage of total assets were 1.06% at March 31, 2006. Compared to December 31, 2005, non-performing loans increased $5.9 million to $22.1 million while foreclosed assets increased $530,000 to $1.1 million. Commercial real estate, construction and business loans comprised $20.9 million, or 95%, of the total $22.1 million of non-performing loans at March 31, 2006.

             Non-performing Loans. Compared to December 31, 2005, non-performing loans increased $5.9 million to $22.1 million. The increase in non-performing loans during the quarter ended March 31, 2006, was primarily due to the addition of one $3.2 million loan relationship and the increase by $4.8 million of one loan relationship (now totaling $6.2 million) to the non-performing category. This increase was partially offset by the repayment of one $640,000 relationship which was included in non-performing assets at December 31, 2005, and the reduction of another relationship by $1.1 million through the sale of a portion of the assets securing the debt, resulting in a remaining relationship total of $963,000 at March 31, 2006.

             The $3.2 million loan relationship was placed in the Non-performing Loans category during the quarter ended March 31, 2006. At December 31, 2005, this relationship was included in the Potential Problem Loans category and was described more fully in the December 31, 2005, Annual Report on Form 10-K. This relationship is secured by a motel in the State of Illinois and additional real estate collateral. The motel began operations in early 2005 and is currently offered for sale.

             At December 31, 2005, the $6.2 million relationship was discussed in the December 31, 2005 Annual Report on Form 10-K, where $1.5 million was included in the Non-performing Loans category and $6.2 million was included in the Potential Problem Loans category. This relationship is secured by an office building, vacant land, developed and undeveloped residential subdivisions, houses under construction and houses used as rental property. During the three months ended March 31, 2006, the Company recorded a charge-off of $283,000 on this relationship. In addition, subsequent to March 31, 2006, the borrower sold some of the commercial real estate and subdivision lots. The proceeds of these sales were used to reduce loan balances by approximately $800,000. At March 31, 2006, the remainder of this relationship ($1.4 million) was included in the Potential Problem Loans category.

NEXT PAGE

             The $963,000 relationship mentioned above was discussed in the December 31, 2005 Annual Report on Form 10-K, where $2.0 million was included in the Non-performing Loans category. This relationship was secured by commercial real estate of an automobile dealership and additional commercial and residential real estate collateral in Missouri. As noted above, during the three months ended March 31, 2006, the automobile dealership was sold, reducing the relationship by $1.1 million.

             Five additional unrelated credit relationships which were included in non-performing loan totals at December 31, 2005, and remain non-performing loans at March 31, 2006, are discussed below. The first relationship totals $3.7 million and is secured primarily by a nursing home in Missouri. This nursing home has experienced cash flow problems recently. This relationship is part of a total $5.3 million relationship which was described in the December 31, 2005 Annual Report on Form 10-K under Non-performing Loans and Potential Problem Loans. The remainder of this relationship ($1.6 million) is included in Potential Problem Loans at March 31, 2006. The second relationship totals $1.6 million and is secured by commercial real estate and equipment of two restaurants - one in Springfield and one in central Missouri. The restaurant in Springfield has been closed and the building and land are currently offered for sale. The third relationship totals $888,000 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area and other commercial real estate collateral. The fourth relationship totals $1.0 million and is secured primarily by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri. The fifth relationship totals $634,000 and is secured by a motel near Branson, Missouri and additional commercial real estate collateral. At March 31, 2006, the eight relationships described above accounted for $18.3 million of the non-performing loan total.

             Foreclosed Assets. Of the total $1.1 million of foreclosed assets at March 31, 2006, foreclosed real estate totaled $617,000 and repossessed automobiles, boats and other personal property totaled $508,000. During the latter portion of 2005, the Company sold almost all of its foreclosed real estate assets in separate transactions to unrelated buyers.

             Potential Problem Loans. Potential problem loans decreased $6.8 million during the three months ended March 31, 2006 from $18.4 million at December 31, 2005 to $11.6 million at March 31, 2006. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the three months ended March 31, 2006, potential problem loans decreased primarily due to the transfer to the non-performing loan category of portions of two unrelated loan relationships which were discussed above. At March 31, 2006, three large unrelated relationships make up the majority of the potential problem loan category. These relationships were all described in the December 31, 2005 Annual Report on Form 10-K under the Potential Problem Loans category. The first relationship totals $1.4 million (with an additional $6.2 million included in Non-performing Loans) and is secured primarily by single-family houses used as rental property and homes for sale in the Branson, Missouri, area. The second relationship totals $1.6 million in Potential Problem Loans (with an additional $3.7 million included in Non-performing Loans) and is secured primarily by a nursing home in the Springfield, Missouri area. The third relationship totals $3.1 million and is secured primarily by a townhome development in the Kansas City, Missouri, area. The project has experienced cash flow problems recently due to vacancies in some of the units. Several of the tenants were military personnel who have been redeployed to other locations. The project is currently offered for sale. At March 31, 2006, the three significant relationships described above accounted for $6.2 million of the potential problem loan total.

NEXT PAGE

Non-interest Income

             Including the effects of the Company's restatement in 2005 for certain interest rate swaps, total non-interest income increased $4.2 million in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005. Non-interest income for the first quarter of 2006 was $7.1 million compared with $2.9 million for the first quarter 2005. The increase in non-interest income is primarily attributable to the effects of the accounting change for interest rate swaps on the prior period results. Non-interest income decreased $4.5 million in the three months ended March 31, 2005, and decreased $177,000 in the three months ended March 31, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for the first quarter of 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $1.6 million in the three months ended March 31, 2005. There was no reclassification of net interest settlements in the three months ended March 31, 2006. Excluding the effects of interest rate swap-related entries, non-interest income increased $1.5 million.

             For the three months ended March 31, 2006, income from commissions from the Company's travel, insurance and investment divisions increased $297,000, or 13%, compared to the same period in 2005. Increases in commission revenues occurred primarily in the travel division. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In August 2005, the Company completed its acquisition of a travel company in Columbia, Missouri, and in January 2006, the Company completed its acquisition of a travel company in Lee's Summit, Missouri. The operations of these travel companies are now included in the operating results of the Company. Service charges on deposit accounts and ATM fees increased $320,000, or 11%, compared to the same period in 2005. Also in the quarter ended March 31, 2006, the Company experienced an increase in prepayment fees on loans of $535,000 compared to the same period in 2005. This was primarily the result of the early repayment of five unrelated loans with total fees of $532,000. Although the Company does receive prepayment fees from time to time, it is difficult to forecast when and in what amounts fees will be collected.

Non-interest Expense

             Total non-interest expense increased $1.2 million, or 11.2%, in the three months ended March 31, 2006, when compared to the three months ended March 31, 2005. The increase was primarily due to: (i) an increase of $832,000, or 13.5%, in salaries and employee benefits; (ii) an increase of $288,000, or 17.5%, in net occupancy and equipment expense; and (iii) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

NEXT PAGE

             The Company's increase in non-interest expense in the first quarter of 2006 compared to the same period in 2005 related to the continued growth of the Company. During the latter half of 2005, Great Southern completed its acquisition of three bank branches in central Missouri, acquired a Columbia, Mo.-based travel agency, and opened a banking center in Republic, Mo. In the first quarter 2006, Great Southern acquired a travel agency in Lee's Summit, Mo., and established a new loan production office in Columbia, Mo. As a result, non-interest expenses increased $398,000 related to the ongoing operations of these entities. In addition to these acquisitions and new offices, the Company expanded the loan production office in St. Louis and added lending and lending support personnel in the Springfield market. Consistent with many other employers, the cost of health insurance premiums, pension and other benefits for the Company continues to rise and added $300,000 in expenses in the first quarter of 2006 compared to the same quarter in 2005. Effective July 1, 2006, the Company will reduce the benefits which may be earned by current employees in future periods under the Company's multi-employer defined benefit pension plan. In addition, employees hired after June 30, 2006, will not accrue any benefits under this plan. The Company expects that these steps will reduce the Company's expense related to this plan by approximately $400,000 - 500,000 annually beginning in 2007. The savings achieved by taking these steps may be offset by other expenses associated with this plan, including, without limitation, additional Company contributions that may be necessary from time to time to ensure the plan is adequately funded and by a planned increase in the matching portion of the Company's 401(k) plan for all eligible participants.

             During the quarter ended March 31, 2006, the Company also recorded expenses of $114,000 related to the cost of stock options previously granted by the Company.

Provision for Income Taxes

             Provision for income taxes as a percentage of pre-tax income increased from 29.0% for the three months ended March 31, 2005, to 32.6% for the three months ended March 31, 2006. The lower effective tax rate in 2005 was the result of a higher level of tax-exempt income relative to overall net income. For future periods, the Company expects the effective tax rate to be in the range of 30-33% of pre-tax income.

NEXT PAGE

Average Balances, Interest Rates and Yields

             The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $626,000 and $385,000 for the three months ended March 31, 2006 and 2005, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$176,371	$2,877	6.61%	$172,707	$2,280	5.36%
Other residential	98,934	1,997	8.18	118,702	2,003	6.84
Commercial real estate	457,945	8,590	7.61	464,795	7,068	6.17
Construction	543,466	10,734	8.01	329,150	5,013	6.18
Commercial business	99,661	1,996	8.12	104,308	1,634	6.35
Other loans	139,528	2,487	7.23	130,136	2,206	6.88
Industrial revenue bonds	67,573	1,120	6.72	46,610	741	6.45
Total loans receivable	1,583,478	29,801	7.63	1,366,408	20,945	6.22

Investment securities and other interest-earning assets	419,896	4,396	4.25	411,594	4,056	4.00
Total interest-earning assets	2,003,374	34,197	6.92	1,778,002	25,001	5.70
Noninterest-earning assets:
Cash and cash equivalents	101,216			84,759
Other non-earning assets	38,219			23,505
Total assets	$2,142,809			$1,886,266

Interest-bearing liabilities:
Interest-bearing demand and savings	$448,956	3,190	2.88	$376,432	1,602	1.73
Time deposits	965,717	10,567	4.44	806,569	7,023	3.53
Total deposits	1,414,673	13,757	3.94	1,183,001	8,625	2.96
Short-term borrowings	148,499	1,491	4.07	170,345	1,081	2.57
Subordinated debentures issued to capital trust	17,989	285	6.43	18,559	210	4.59
FHLB advances	193,764	2,032	4.25	206,031	1,756	3.46

Total interest-bearing liabilities	1,774,925	17,565	4.01	1,577,936	11,672	3.00
Noninterest-bearing liabilities:
Demand deposits	182,154			153,135
Other liabilities	24,357			11,894
Total liabilities	1,981,436			1,742,965
Stockholders' equity	161,373			143,301
Total liabilities and stockholders' equity	$2,142,809			$1,886,266
Net interest income:
Interest rate spread		$16,632	2.91%		$13,329	2.70%
Net interest margin*			3.37%			3.04%
Average interest-earning assets to average interest-bearing liabilities	112.9%			112.7%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $62.7 million and $47.2 million for the three months ended March 31, 2006 and 2005, respectively. In addition, average tax-exempt industrial revenue bonds were $21.9 million and $19.3 million for the three months ended March 31, 2006 and 2005, respectively. Interest income on tax-exempt assets included in this table was $1.0 million and $890,000 for the three months ended March 31, 2006 and 2005, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $779,000 and $750,000 for the three months ended March 31, 2006 and 2005, respectively.

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

	Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$5,217	$3,639	$8,856
Investment securities and other interest-earning assets	257	83	340
Total interest-earning assets	5,474	3,722	9,196
Interest-bearing liabilities:
Demand deposits	1,233	355	1,588
Time deposits	2,004	1,540	3,544
Total deposits	3,237	1,895	5,132
Short-term borrowings	526	(116)	410
Subordinated debentures issued to capital trust	81	(6)	75
FHLBank advances	372	(96)	276
Total interest-bearing liabilities	4,216	1,677	5,893
Net interest income	$1,258	$2,045	$3,303

NEXT PAGE

Liquidity and Capital Resources

             Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2006, the Company had commitments of approximately $32.3 million to fund loan originations, $327.7 million of unused lines of credit and unadvanced loans, and $25.9 million of outstanding letters of credit.

             Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

             The Company's stockholders' equity was $158.0 million, or 7.2% of total assets of $2.19 billion at March 31, 2006, compared to equity of $152.8 million, or 7.3%, of total assets of $2.08 billion at December 31, 2005.

             Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On March 31, 2006, the Bank's Tier 1 risk-based capital ratio was 9.79%, total risk-based capital ratio was 11.04% and the Tier 1 leverage ratio was 8.19%. As of March 31, 2006, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2006, the Company's Tier 1 risk-based capital ratio was 9.93%, total risk-based capital ratio was 11.18% and the leverage ratio was 8.30%. As of March 31, 2006, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

          At March 31, 2006, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $89,000.

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

NEXT PAGE

             Statements of Cash Flows. During the three months ended March 31, 2006 and 2005, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

             Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $9.4 million during the three months ended March 31, 2006, and $15.4 million during the three months ended March 31, 2005.

             During the three months ended March 31, 2006 and 2005, investing activities used cash of $115.6 million and $75.4 million, respectively, primarily due to the net increase of loans and investment securities in each period.

             Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $102.4 million during the three months ended March 31, 2006 and $53.2 million during the three months ended March 31, 2005. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of treasury stock and dividend payments to stockholders.

             Dividends. During the three months ended March 31, 2006, the Company declared a dividend of $0.14 per share (which was paid in April 2006), or 27% of net income per diluted share, and paid a dividend of $0.14 per share (which was declared in December 2005). During the three months ended March 31, 2005, the Company declared a dividend of $0.12 (which was paid in April 2005), or 50% of net income per diluted share, and paid dividends of $0.12 (which was declared in December 2004).

             Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2006, the Company repurchased 20,259 shares of its common stock at an average price of $28.19 per share and issued 25,289 shares of stock at an average price of $14.50 per share to cover stock option exercises. During the three months ended March 31, 2005, the Company repurchased 6,154 shares of its common stock at an average price of $35.33 per share and issued 19,073 shares of stock at an average price of $8.99 per share to cover stock option exercises.

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

             The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2006, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative.

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

NEXT PAGE

             The Company uses interest rate swap derivatives to help manage its interest rate risks from recorded financial liabilities. These derivative instruments are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate risk. Interest rate swaps are carried at fair value, estimated using quoted dealer prices, and are recognized in the statement of financial condition in the prepaid expenses and other assets caption or the accounts payable and accrued expenses caption depending upon whether the fair value balance is a net debit or credit to the Company. Amounts to be paid or received under interest rate swaps are accounted for on the accrual basis and recognized as interest income or expense of the related liability. Gains and losses on early termination of these instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the instrument is marked to market, with the resultant gains and losses recognized in noninterest income.

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

NEXT PAGE

             In addition to the disclosures previously made by the Company in the December 31, 2005, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at March 31, 2006.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2006	$ 30.0	4.65%	4.50%
2007	90.0	4.84	4.09
2008	17.5	4.65	4.19
2009	69.5	4.77	3.99
2010	24.4	4.83	3.62
2011	41.9	4.71	3.80
2012	12.6	4.78	4.81
2013	43.5	4.78	4.17
2014	55.9	4.75	3.50
2015	29.6	4.84	4.16
2016	34.3	4.78	5.21
2017	16.7	4.83	5.27
2018	4.9	4.56	4.00
2019	58.3	4.81	4.66
2020	15.0	4.73	4.00
2023	8.4	4.56	5.10
2031	17.3	7.00	9.00

Total Notional Amount	$ 569.8	4.84%	4.35%

Fair Value Adjustment Asset (Liability)	$ (16.7)

NEXT PAGE

ITEM 4. CONTROLS AND PROCEDURES

             An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of March 31, 2006, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

             In our Annual Report on Form 10-K for the year ended December 31, 2005, the report of our management on our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified a material weakness in our internal control over financial reporting relating to our accounting for derivative financial instruments under SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." Specifically, our policies and procedures did not provide for sufficient testing and verification of the criteria for the "short-cut" method to ensure proper application of the provisions of SFAS No. 133 at inception for certain derivative financial instruments related to brokered certificates of deposit.

             To remediate this material weakness, in the first quarter of 2006, we engaged external consultants with expertise in hedge accounting requirements to assist us in complying with the requirements of SFAS 133, including the documentation and effectiveness testing requirements, relating to our current and future interest rate hedge transactions. In conjunction with the technical expertise provided by these external consultants, we redesigned our procedures such that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 including, but not limited to, the documentation and effectiveness testing requirements, are evaluated appropriately with respect to the interest rate swaps we enter into to hedge the interest rate risk inherent in certain of our brokered certificates of deposit.

             Other than as indicated above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

             In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders' equity. We are not able to predict at this time whether the outcome of such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Item 1A. Risk Factors

             There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first quarter of 2006 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
January 1, 2006 - January 31, 2006	--	--	--	195,167
February 1, 2006 - February 28, 2006	20,259	$28.19	20,259	174,908
March 1, 2006 - March 31, 2006	--	--	--	174,908
	20,259	$28.19	20,259

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

Great Southern Bancorp, Inc.
Registrant
Date: May 10, 2006	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2006	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index
Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

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