Form 10-Q
period 2006-06-30
GREAT SOUTHERN BANCORP INC
filed 2006-08-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

         The number of shares outstanding of each of the registrant's classes of common stock: 13,667,783 shares of common stock, par value $.01, outstanding at August 3, 2006.

NEXT PAGE

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash	$ 137,349	$ 116,578
Interest-bearing deposits in other financial institutions	1,634	1,154
Cash and cash equivalents	138,983	117,732
Available-for-sale securities	367,686	369,316
Held-to-maturity securities (fair value $1,530 - June 2006;
$1,603 - December 2005)	1,470	1,510
Mortgage loans held for sale	2,469	2,124
Loans receivable, net of allowance for loan losses of
$25,531 - June 2006; $24,549 - December 2005	1,651,447	1,512,046
Interest receivable	12,263	10,841
Prepaid expenses and other assets	13,759	13,266
Foreclosed assets held for sale, net	1,081	595
Premises and equipment, net	25,887	27,265
Goodwill and other intangible assets	1,353	1,402
Investment in Federal Home Loan Bank stock	12,772	11,857
Deferred income taxes	14,990	13,201
Total Assets	$ 2,244,160	$ 2,081,155
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,709,331	$ 1,550,253
Federal Home Loan Bank advances	192,754	203,435
Short-term borrowings	132,316	133,558
Subordinated debentures issued to capital trust	17,663	18,059
Accrued interest payable	5,287	4,615
Advances from borrowers for taxes and insurance	877	233
Accounts payable and accrued expenses	25,626	17,494
Income taxes payable	829	706
Total Liabilities	2,084,683	1,928,353
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2006 - 13,667,175 shares; December 2005 -
13,722,801 shares	137	137
Additional paid-in capital	18,076	17,781
Retained earnings	147,531	138,921
Accumulated other comprehensive income (loss)	(6,267)	(4,037)
Total Stockholders' Equity	159,477	152,802
Total Liabilities and Stockholders' Equity	$ 2,244,160	$ 2,081,155

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$ 32,914	$ 23,236	$ 62,715	$ 44,181
Investment securities and other	4,314	4,302	8,710	8,358
TOTAL INTEREST INCOME	37,228	27,538	71,425	52,539
INTEREST EXPENSE
Deposits	16,022	10,010	29,779	18,635
Federal Home Loan Bank advances	2,352	2,100	4,384	3,856
Short-term borrowings	1,414	1,179	2,905	2,260
Subordinated debentures issued to capital trust	317	235	602	445
TOTAL INTEREST EXPENSE	20,105	13,524	37,670	25,196
NET INTEREST INCOME	17,123	14,014	33,755	27,343
PROVISION FOR LOAN LOSSES	1,425	975	2,750	1,875
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,698	13,039	31,005	25,468
NONINTEREST INCOME
Commissions	2,482	2,315	5,024	4,560
Service charges and ATM fees	3,720	3,424	7,033	6,416
Net realized gains on sales of loans	260	263	473	438
Net realized gains (losses) on sales of available-for-sale securities	(29)	(3)	(29)	(23)
Net gain (loss) on sales of fixed assets	8	2	157	(10)
Late charges and fees on loans	237	209	1,016	453
Change in interest rate swap fair value net of change
in hedged deposit fair value	460	--	282	--
Change in interest rate swap fair value	--	5,525	--	982
Interest rate swap net settlements	--	1,145	--	2,727
Other income	303	216	608	450
TOTAL NONINTEREST INCOME	7,441	13,096	14,564	15,993
NONINTEREST EXPENSE
Salaries and employee benefits	7,169	6,206	14,150	12,355
Net occupancy and equipment expense	1,888	1,823	3,819	3,466
Postage	552	485	1,079	943
Insurance	222	219	434	443
Advertising	273	293	526	549
Office supplies and printing	215	225	428	435
Telephone	316	259	656	523
Legal, audit and other professional fees	328	344	569	678
Expense (income) on foreclosed assets	56	99	21	248
Other operating expenses	1,096	817	2,183	1,692
TOTAL NONINTEREST EXPENSE	12,115	10,770	23,865	21,332
INCOME BEFORE INCOME TAXES	11,024	15,365	21,704	20,129
PROVISION FOR INCOME TAXES	3,500	5,071	6,984	6,452
NET INCOME	$ 7,524	$ 10,294	$ 14,720	$ 13,677
BASIC EARNINGS PER COMMON SHARE	$.55	$.75	$1.08	$1.00
DILUTED EARNINGS PER COMMON SHARE	$.54	$.74	$1.06	$ .98
DIVIDENDS DECLARED PER COMMON SHARE	$.15	$.13	$.29	$ .25

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 14,720	$ 13,677
Proceeds from sales of loans held for sale	36,105	27,967
Originations of loans held for sale	(32,432)	(24,795)
Items not requiring (providing) cash:
Depreciation	1,552	1,538
Amortization	192	182
Provision for loan losses	2,750	1,875
Net gains on loan sales	(473)	(438)
Net (gains) losses on sale of available-for-sale securities	29	23
Net (gains) losses on sale of premises and equipment	(157)	10
(Gain) loss on sale of foreclosed assets	(46)	(14)
Amortization of deferred income, premiums and discounts	(806)	12
Deferred income taxes	(588)	(1,556)
Changes in:
Interest receivable	(1,422)	(1,288)
Prepaid expenses and other assets	(1,007)	(615)
Accounts payable and accrued expenses	626	908
Income taxes refundable/payable	123	(3,205)
Net cash provided by operating activities	19,166	14,281
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(114,919)	(78,850)
Purchase of loans	(32,516)	(39,789)
Proceeds from sale of student loans	974	3,341
Purchase of additional business units	(25)	--
Purchase of premises and equipment	(2,017)	(2,324)
Proceeds from sale of premises and equipment	2,000	74
Proceeds from sale of foreclosed assets	1,579	1,704
Proceeds from maturing available-for-sale investment securities	199,361	--
Proceeds from maturing held-to-maturity investment securities	40	35
Proceeds from called investment securities	500	--
Principal reductions on mortgage-backed securities	39,053	38,053
Proceeds from sale of available-for-sale securities	5,933	33,506
Purchase of available-for-sale securities	(247,125)	(110,576)
(Purchase) redemption of Federal Home Loan Bank stock	(915)	1,922
Net cash used in investing activities	(148,077)	(152,904)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	137,614	132,759
Net increase in checking and savings deposits	29,513	18,454
Proceeds from Federal Home Loan Bank advances	287,000	2,975,000
Repayments of Federal Home Loan Bank advances	(297,681)	(3,002,650)
Net increase (decrease) in short-term borrowings	(1,242)	23,563
Advances from borrowers for taxes and insurance	644	570
Purchase of treasury stock	(2,647)	(652)
Dividends paid	(3,843)	(3,289)
Stock options exercised	804	236
Net cash provided by financing activities	150,162	143,991
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,251	5,368
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,732	93,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 138,983	$ 98,579

See Notes to Consolidated Financial Statements

NEXT PAGE

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

             The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2005, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 2: OPERATING SEGMENTS

             The Company's banking operation is its only reportable segment. The banking operation is principally engaged in the business of originating residential and commercial real estate loans, construction loans, commercial business loans and consumer loans and funding these loans through deposits attracted from the general public and correspondent account relationships, brokered deposits and borrowings from the Federal Home Loan Bank ("FHLBank") and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.

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

             For the three months ended June 30, 2006, the travel, insurance and investment divisions reported gross revenues of $1.6 million, $323,000 and $622,000, respectively, and net income (loss) of $195,000, $28,000 and $(22,000), respectively. For the three months ended June 30, 2005, the travel, insurance and investment divisions reported gross revenues of $1.4 million, $376,000 and $555,000, respectively, and net income of $201,000, $48,000 and $9,000, respectively.

             For the six months ended June 30, 2006, the travel, insurance and investment divisions reported gross revenues of $3.2 million, $753,000 and $1.2 million, respectively, and net income (loss) of $398,000, $87,000 and $(21,000), respectively. For the six months ended June 30, 2005, the travel, insurance and investment divisions reported gross revenues of $2.8 million, $750,000 and $1.1 million, respectively, and net income of $393,000, $96,000 and $24,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net income	$ 7,524	$ 10,294	$ 14,720	$ 13,677
Unrealized holding gains (losses),
net of income taxes	(2,217)	1,749	(2,249)	(177)
Less: reclassification adjustment
for gains (losses) included in
net income, net of income taxes	(19)	(2)	(19)	(15)
	(2,198)	1,751	(2,230)	(162)
Comprehensive income	$ 5,326	$ 12,045	$ 12,490	$ 13,515

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

             In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This interpretation addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is evaluating the requirements of the exposure draft to determine the impact, if any, on the financial condition or the results of operations of the Company.

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

NEXT PAGE

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

NOTE 5: STOCK OPTION PLAN

             The Company has stock-based employee compensation plans, which are described more fully in the Company's December 31, 2005 Annual Report on Form 10-K. On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) specifies the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense within the income statement the grant-date fair value of stock options and other equity-based compensation granted to employees. As a result, compensation cost related to share-based payment transactions is now recognized in the Company's consolidated financial statements using the modified prospective transition method provided for in the standard. For the three and six months ended June 30, 2006, share-based compensation expense totaling $115,000 and $229,000, respectively, has been included in salaries and employee benefits expense in the Consolidated Statements of Income.

             Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation using the intrinsic value method permitted by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For 2005, no stock-based employee compensation cost is reflected in the Consolidated Statements of Income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005, if the Company had applied the fair value provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in 2005.

NEXT PAGE

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands,	(In thousands,
	except per share amounts)	except per share amounts)

Net income, as reported	$ 10,294	$ 13,677
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(146)	(290)
Pro forma net income	$ 10,148	$ 13,387
Earnings per share
Basic - as reported	$ .75	$ 1.00
Basic - pro forma	$ .74	$ .98
Diluted - as reported	$ .74	$ .98
Diluted - pro forma	$ .73	$ .96

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

             The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for options granted during the three and six months ended June 30, 2006 and 2005, respectively, were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
Expected dividends per share (annualized)	No options were	$0.48
Risk-free interest rate	granted in this	3.88%
Expected term (in years)	period.	5
Expected volatility		28.79%
Weighted-average fair value of options
granted during the period (per share)		$8.17

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Expected dividends per share (annualized)	$0.56	$0.48
Risk-free interest rate	4.34%	3.80%
Expected term (in years)	5	5
Expected volatility	29.82%	25.58%
Weighted-average fair value of options
granted during the period (per share)	$8.34	$9.01

NEXT PAGE

             Expected volatilities are based on the historical volatility of the Company's stock, based on the monthly closing stock price. The expected term of options granted is based on actual historical exercise behavior of all employees and directors and approximates the graded vesting period of the options. Expected dividends are based on the annualized dividends declared at the time of the option grant. The risk-free interest rate is based on the five-year treasury rate on the grant date of the options.

             The following table presents the activity related to options under all plans for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006
			Weighted-average
		Weighted-average	Remaining
	Options	Exercise Price	Contractual Term
Options outstanding, March 31, 2006	667,603	$22.232
Granted	--	--
Exercised	(18,698)	11.531
Forfeited	(1,300)	25.419
Options outstanding, June 30, 2006	647,605	$22.534	6.7 years
Options exercisable, June 30, 2006	385,192	$23.008	6.4 years

	Six Months Ended June 30, 2006
			Weighted-average
		Weighted-average	Remaining
	Options	Exercise Price	Contractual Term
Options outstanding, January 1, 2006	688,892	$21.877
Granted	6,200	29.457
Exercised	(43,987)	13.236
Forfeited	(3,500)	22.291
Options outstanding, June 30, 2006	647,605	$22.534	6.7 years
Options exercisable, June 30, 2006	385,192	$23.008	6.4 years

             For the three months ended June 30, 2006 and 2005, options granted were -0- and 1,000, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended June 30, 2006 and 2005 was $293,000 and $84,000, respectively. Cash received from the exercise of options for the three months ended June 30, 2006 and 2005 was $216,000 and $56,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $190,000 and $34,000 for the three months ended June 30, 2006 and 2005, respectively.

             For the six months ended June 30, 2006 and 2005, options granted were 6,200 and 12,200, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended June 30, 2006 and 2005 was $641,000 and $592,000, respectively. Cash received from the exercise of options for the six months ended June 30, 2006 and 2005 was $582,000 and $228,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $296,000 and $66,000 for the six months ended June 30, 2006 and 2005, respectively.

NEXT PAGE

             The following table presents the activity related to nonvested options under all plans for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006
			Weighted-average
		Weighted-average	Grant Date
	Options	Exercise Price	Fair Value
Nonvested options, March 31, 2006	262,613	$21.841	$5.165
Granted	--	--	--
Vested this period	(100)	18.530	4.220
Nonvested options forfeited	(100)	29.600	8.400
Nonvested options, June 30, 2006	262,413	$21.839	$5.164

	Six Months Ended June 30, 2006
			Weighted-average
		Weighted-average	Grant Date
	Options	Exercise Price	Fair Value
Nonvested options, January 1, 2006	262,463	$21.669	$5.064
Granted	6,200	29.457	8.345
Vested this period	(4,450)	23.452	3.878
Nonvested options forfeited	(1,800)	19.264	4.692
Nonvested options, June 30, 2006	262,413	$21.839	$5.164

             At June 30, 2006, there was $979,000 of total unrecognized compensation cost related to nonvested options granted under the Company's plans. This compensation cost is expected to be recognized through 2011 with the majority of this expense recognized in 2006 and 2007.

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

NEXT PAGE

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

             At June 30, 2006 and December 31, 2005, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At June 30, 2006, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $556.7 million and $521.0 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, swaps in a net settlement receivable position totaled $114.1 million and swaps in a net settlement payable position totaled $442.6 million. At December 31, 2005, swaps in a net settlement receivable position totaled $177.3 million and swaps in a net settlement payable position totaled $343.7 million. The net gains (losses) recognized in earnings on fair value hedges were $460,000 and $5.5 million for the three months ended June 30, 2006 and 2005, respectively. The net gains (losses) recognized in earnings on fair value hedges were $282,000 and $982,000 for the six months ended June 30, 2006 and 2005, respectively.

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

NEXT PAGE

             Additional discussion of the allowance for loan losses is included in the Company's 2005 Annual Report on Form 10-K under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed materially.

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

             In the quarter ended June 30, 2006, Great Southern's total loans increased $44.4 million, or 2.8%. In the six months ended June 30, 2006, Great Southern's total loans increased $139.4 million, or 9.2%. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions do not deteriorate, we believe that we are well positioned to capture loan market share in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City, Central Missouri and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction and commercial real estate loan categories. In the three months ended June 30, 2006, commercial real estate loan balances increased $15.5 million in spite of the repayment in total of several loans, and residential and commercial construction loan balances increased $14.9 million.

             Construction loan balances have increased over the past few years and total approximately $590 million at June 30, 2006. The percentage of the construction loan portfolio by general type of loan is as follows:

Subdivisions in various stage of completion	26%
Homes under construction (primarily by builder, not final occupant)	18%
Apartments and multi-family	13%
Condominium	9%
Office and retail	9%
All other construction	25%

             Loan growth continued in our Loan Production Offices (LPO). In the six months ended June 30, 2006, the Overland Park LPO originated loans totaling $35.0 million, of which $24.1 million was included in the office total outstanding balance of $193.5 million at June 30, 2006. In the six months ended June 30, 2006, the Northwest Arkansas LPO originated loans totaling $36.7 million, of which $17.4 million was included in the office total outstanding balance of $134.2 million at June 30, 2006. In the six months ended June 30, 2006, the St. Louis LPO originated loans totaling $161.4 million, of which $70.0 million was included in the office total outstanding balance of $172.0 million at June 30, 2006. Many of these loans originated by our LPOs are construction loans where the customer has yet to draw the full line. The Columbia LPO, which began operating in March 2006 and serves the Columbia, Jefferson City, and Lake of the Ozarks, Missouri, region, originated $1.3 million with additional loans in various pre-closing stages.

NEXT PAGE

             The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds to meet loan demand. In the six months ended June 30, 2006, total deposit balances increased $159.1 million. Of this total increase, brokered certificate balances increased $132.6 million, customer checking accounts increased $29.7 million and retail certificates of deposit decreased $3.2 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

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

             Beginning in the second half of 2004 and through June 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, increased in conjunction with these increases by the FRB. By June 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition during this period, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets.

NEXT PAGE

             The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income is also affected by the Company's hedging activities. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

             In the three months ended June 30, 2006 compared to the three months ended June 30, 2005, non-interest income increased primarily due to increases in commission revenues earned by the Company's travel, insurance and investment divisions and increases in service charges and overdraft fees. Fees from service charges and overdrafts will likely increase modestly in 2006 compared to 2005 as we expect that retail checking accounts will grow at a modest pace in 2006. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which will not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain slightly above 2005 levels in 2006, assuming no substantial shocks occur in the financial markets or the travel industry. Most of the increase in commission revenue in the quarter ended June 30, 2006, was attributable to the travel division.

             Non-interest income was also significantly affected by the Company's restatement in 2005 for certain interest rate swaps, which significantly impacted prior period results. Non-interest income increased $5.5 million in the three months ended June 30, 2005, and increased $690,000 in the three months ended June 30, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for the first quarter of 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $1.1 million in the three months ended June 30, 2005. There was no reclassification of net interest settlements in the three months ended June 30, 2006.

             In the three months ended June 30, 2006 compared to the three months ended June 30, 2005, operating expenses increased primarily in the category of salaries and benefits expense, with smaller increases in some of the other expense categories such as occupancy and equipment expense, postage, telephone and others. We anticipate that the remainder of 2006 will be fairly consistent with the expenses recorded in the first half of 2006. Employee costs and occupancy expenses may increase as we continue to add new banking centers in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In the third quarter of 2006, we expect to open our first full-service banking center location in Lee's Summit, Missouri, in the Kansas City market. In addition, we have recently opened a loan production office in Columbia, Missouri, to serve new and existing customers in the central Missouri area. We anticipate that lending opportunities will continue to increase in our existing loan production offices in St. Louis, Kansas City and Northwest Arkansas and we will increase staffing as needed in these offices to meet demand for commercial and residential loans.

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

             In the third quarter of 2006, the Company expects to expand its retail banking center network from 35 to 37 offices. Great Southern intends to open a banking center in late August in Lee's Summit, Missouri, a growing Kansas City-area community. This banking center will mark the Company's first retail banking presence in the region and complements services already provided in the area: a Great Southern Travel office in Lee's Summit and an Overland Park, Kan.-based loan production office serving the metropolitan Kansas City market. In early September, the Company also intends to open a banking center near Springfield in Ozark, Missouri, the second Great Southern location in this growing southwest Missouri community.

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

NEXT PAGE

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

             During the six months ended June 30, 2006, the Company increased total assets by $163.0 million to $2.24 billion. Net loans increased by $139.4 million. The main loan areas experiencing increases were commercial and residential construction, commercial real estate and commercial business loans. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's four loan production offices. In addition, loan growth should continue as we deepen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities decreased by $1.6 million. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets.

             Total liabilities increased $156.3 million from December 31, 2005 to $2.08 billion at June 30, 2006. Deposits increased $159.1 million. Partially offsetting this increase, FHLBank advances decreased $10.7 million and short-term borrowings decreased $1.2 million. FHLBank advances decreased from $203.4 million at December 31, 2005, to $192.8 million at June 30, 2006. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Retail certificates of deposit decreased $3.2 million, to $373.1 million. Total brokered deposits were $717.2 million at June 30, 2006, up from $584.7 million at December 31, 2005. Interest-bearing checking balances increased $13.0 million in the six months ended June 30, 2006, to $410.1 million. Checking account balances totaled $619.0 million at June 30, 2006, up from $590.0 million at December 31, 2005.

             Stockholders' equity increased $6.7 million from $152.8 million at December 31, 2005 to $159.5 million at June 30, 2006. Net income for the six months ended June 30, 2006, was $14.7 million, partially offset by a decrease of $2.2 million in accumulated other comprehensive income, dividends declared of $4.0 million and net repurchases of the Company's common stock of $1.8 million. During the six months ended June 30, 2006, the Company repurchased 99,613 shares of its common stock at an average price of $26.57 per share and issued 43,987 shares at an average price of $13.24 per share to cover stock option exercises.

             In the three months ended June 30, 2006, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

NEXT PAGE

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2006 and 2005

General

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, net income decreased $2.8 million, or 26.9%, during the three months ended June 30, 2006, compared to the three months ended June 30, 2005. This decrease was primarily due to a decrease in non-interest income of $5.7 million, or 43.2%, an increase in non-interest expense of $1.3 million, or 12.5%, and an increase in provision for loan losses of $450,000, or 46.2%, partially offset by an increase in net interest income of $3.1 million, or 22.2%, and a decrease in provision for income taxes of $1.6 million, or 31.0%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, net income increased $604,000, or 8.7%, during the three months ended June 30, 2006, compared to the three months ended June 30, 2005. This increase was primarily due to an increase in net interest income of $2.3 million, or 14.9%, and an increase in non-interest income of $325,000, or 5.1%, partially offset by an increase in non-interest expense of $1.3 million, or 12.5%, an increase in provision for loan losses of $450,000, or 46.2%, and an increase in provision for income taxes of $245,000, or 7.5%.

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, net income increased $1.0 million, or 7.6%, during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. This increase was primarily due to an increase in net interest income of $6.4 million, or 23.5%, partially offset by a decrease in non-interest income of $1.4 million, or 8.9%, an increase in non-interest expense of $2.5 million, or 11.9%, an increase in provision for loan losses of $875,000, or 46.7%, and an increase in provision for income taxes of $532,000, or 8.2%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, net income increased $1.6 million, or 12.1%, during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. This increase was primarily due to an increase in net interest income of $4.1 million, or 13.3%, and an increase in non-interest income of $1.8 million, or 14.6%, partially offset by an increase in non-interest expense of $2.5 million, or 11.8%, an increase in provision for loan losses of $875,000, or 46.7%, and an increase in provision for income taxes of $846,000, or 13.4%.

Selected Financial Data and Non-GAAP Reconciliation:
(Dollars in thousands)

	Three Months Ended June 30, 2006
		Effect of	Excluding
		Hedge Accounting	Hedge Accounting
	As Reported	Entries Recorded	Entries Recorded

Net interest income	$17,123	$ (720)	$17,843
Provision for loan losses	1,425	--	1,425
Non-interest income	7,441	690	6,751
Non-interest expense	12,115	--	12,115
Provision for income taxes	3,500	10	3,510
Net income	$7,524	$ (20)	$7,544

NEXT PAGE

	Three Months Ended June 30, 2005
		Effect of	Excluding
		Accounting Change	Accounting Change
		for Interest Rate	for Interest Rate
	As Reported	Swaps	Swaps

Net interest income	$14,014	$ (1,510)	$15,524
Provision for loan losses	975	--	975
Non-interest income	13,096	6,670	6,426
Non-interest expense	10,770	--	10,770
Provision for income taxes	5,071	(1,806)	3,265
Net income	$10,294	$ 3,354	$6,940

	Six Months Ended June 30, 2006
		Effect of	Excluding
		Hedge Accounting	Hedge Accounting
	As Reported	Entries Recorded	Entries Recorded

Net interest income	$33,755	$ (983)	$34,738
Provision for loan losses	2,750	--	2,750
Non-interest income	14,564	482	14,082
Non-interest expense	23,865	--	23,865
Provision for income taxes	6,984	175	7,159
Net income	$14,720	$ (326)	$15,046

	Six Months Ended June 30, 2005
		Effect of	Excluding
		Accounting Change	Accounting Change
		for Interest Rate	for Interest Rate
	As Reported	Swaps	Swaps

Net interest income	$27,343	$ (3,311)	$30,654
Provision for loan losses	1,875	--	1,875
Non-interest income	15,993	3,709	12,284
Non-interest expense	21,332	--	21,332
Provision for income taxes	6,452	(139)	6,313
Net income	$13,677	$ 259	$13,418

	Three Months Ended June 30,
	2006		2005
	Dollars	Earnings Per	Dollars	Earnings Per
	(000)	Diluted Share	(000)	Diluted Share

Reported Earnings	$7,524	$.54	$10,294	$.74

Amortization of deposit broker origination fees (net of taxes)	468.03		237.02

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(448)	(.03)	(3,591)	(.26)

Earnings excluding impact of hedge accounting entries	$7,544	$.54	$6,940	$.50

NEXT PAGE

	Six Months Ended June 30,
	2006		2005
	Dollars	Earnings Per	Dollars	Earnings Per
	(000)	Diluted Share	(000)	Diluted Share

Reported Earnings	$14,720	$1.06	$13,677	$.98

Amortization of deposit broker origination fees (net of taxes)	639.05		379.03

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(313)	(.02)	(638)	(.05)

Earnings excluding impact of hedge accounting entries	$15,046	$1.09	$13,418	$.96

             The information presented in the tables above and elsewhere in this report excluding hedge accounting entries recorded (for the 2006 period) and excluding the effect of the accounting change for interest rate swaps (for the 2005 period) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company believes that this non-GAAP financial information may be useful to investors because the Company believes that the exclusions of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated. The tables above contain reconciliations of this information to the reported information prepared in accordance with GAAP.

Total Interest Income

             Total interest income increased $9.7 million, or 35.2%, during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was due to a $9.7 million, or 41.7%, increase in interest income on loans and a $12,000, or 0.3%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average rates of interest. Interest income for loans also increased due to higher average balances.

NEXT PAGE

             Total interest income increased $18.9 million, or 35.9%, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was due to an $18.5 million, or 42.0%, increase in interest income on loans and a $352,000, or 4.2%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average rates of interest. Interest income for loans also increased due to higher average balances.

Interest Income - Loans

             During the three months ended June 30, 2006 compared to the three months ended June 30, 2005, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $4.0 million as the result of higher average loan balances from $1.43 billion during the three months ended June 30, 2005 to $1.65 billion during the three months ended June 30, 2006. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial real estate lending (including industrial revenue bonds) and consumer lending. Demand for these types of loans remains high in the Company's market areas. Prior to 2005, the Bank's one- to four-family residential loan portfolio had decreased due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market. Beginning in 2005 and into 2006, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank usually retains. In addition, loan refinancing, which tended to be primarily into lower fixed-rate products, slowed dramatically since 2004 compared to previous years as market interest rates increased.

             Interest income increased $5.6 million as the result of higher average interest rates. The average yield on loans increased from 6.54% during the three months ended June 30, 2005, to 7.99% during the three months ended June 30, 2006. Loan rates were generally low in 2004 and early 2005, as a result of lower market rates of interest, primarily the "prime rate" of interest, which had decreased from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime based loans which have interest rate floors. During 2004 and 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended June 30, 2006, the average yield on loans was 7.99% versus an average prime rate for the period of 7.90%, or a difference of 9 basis points. In the three months ended June 30, 2005, the average yield on loans was 6.54% versus an average prime rate for the period of 5.91%, or a difference of 63 basis points.

NEXT PAGE

             During the six months ended June 30, 2006 compared to the six months ended June 30, 2005, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $7.7 million as the result of higher average loan balances from $1.40 billion during the six months ended June 30, 2005 to $1.62 billion during the six months ended June 30, 2006. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial real estate lending (including industrial revenue bonds) and consumer lending. Demand for these types of loans remains high in the Company's market areas. Prior to 2005, the Bank's one- to four-family residential loan portfolio had decreased due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market, as stated above.

             Interest income increased $10.9 million as the result of higher average interest rates. The average yield on loans increased from 6.38% during the six months ended June 30, 2005, to 7.81% during the six months ended June 30, 2006. Loan rates were generally low in 2004 and early 2005, as a result of lower market rates of interest, primarily the "prime rate" of interest, which had decreased from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime based loans which have interest rate floors. During 2004 and 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the six months ended June 30, 2006, the average yield on loans was 7.81% versus an average prime rate for the period of 7.66%, or a difference of 15 basis points. In the six months ended June 30, 2005, the average yield on loans was 6.38% versus an average prime rate for the period of 5.68%, or a difference of 70 basis points.

Interest Income - Investments and Other Interest-earning Assets

             Interest income on investments and other interest-earning assets increased slightly, mainly as a result of higher average rates partially offset by lower average balances during the three months ended June 30, 2006, when compared to the three months ended June 30, 2005. Interest income increased $119,000 as a result of an increase in average rates from 4.10% during the three months ended June 30, 2005, to 4.36% during the three months ended June 30, 2006. Interest income decreased $107,000 as a result of a decrease in average balances from $421 million during the three months ended June 30, 2005, to $397 million during the three months ended June 30, 2006. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reach interest rate reset dates, their rates should increase along with market interest rate increases. Approximately $40-50 million of these securities will have their interest rate reset in the last half of 2006. In addition, the Company continues to increase its balance of tax-exempt securities issued by states and municipalities. These securities generally have coupon yields which are comparable to the variable-rate mortgage-backed securities the Company purchased; however, the tax-equivalent yield is typically higher.

NEXT PAGE

             Interest income on investments and other interest-earning assets increased mainly as a result of higher average rates partially offset by lower average balances during the six months ended June 30, 2006, when compared to the six months ended June 30, 2005. Interest income increased $505,000 as a result of an increase in average rates from 4.05% during the six months ended June 30, 2005, to 4.30% during the six months ended June 30, 2006. Interest income decreased $153,000 as a result of a decrease in average balances from $416 million during the six months ended June 30, 2005, to $409 million during the six months ended June 30, 2006. Activities related to investments are explained in the preceding paragraph.

Total Interest Expense

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, total interest expense increased $6.6 million, or 48.7%, during the three months ended June 30, 2006, when compared with the three months ended June 30, 2005, primarily due to an increase in interest expense on deposits of $6.0 million, or 60.1%, an increase in interest expense on FHLBank advances of $252,000, or 12.0%, an increase in interest expense on short-term borrowings of $235,000, or 19.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $82,000, or 34.9%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, total interest expense increased $7.4 million, or 61.4%, during the three months ended June 30, 2006, when compared with the three months ended June 30, 2005, primarily due to an increase in interest expense on deposits of $6.8 million, or 80.0%, an increase in interest expense on FHLBank advances of $252,000, or 12.0%, an increase in interest expense on short-term borrowings of $235,000, or 19.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $82,000, or 34.9%.

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, total interest expense increased $12.5 million, or 49.5%, during the six months ended June 30, 2006, when compared with the six months ended June 30, 2005, primarily due to an increase in interest expense on deposits of $11.1 million, or 59.8%, an increase in interest expense on FHLBank advances of $528,000, or 13.7%, an increase in interest expense on short-term borrowings of $645,000, or 28.5%, and an increase in interest expense on subordinated debentures issued to capital trust of $157,000, or 35.3%.

NEXT PAGE

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, total interest expense increased $14.8 million, or 67.6%, during the six months ended June 30, 2006, when compared with the six months ended June 30, 2005, primarily due to an increase in interest expense on deposits of $13.5 million, or 87.9%, an increase in interest expense on FHLBank advances of $528,000, or 13.7%, an increase in interest expense on short-term borrowings of $645,000, or 28.5%, and an increase in interest expense on subordinated debentures issued to capital trust of $157,000, or 35.3%.

Interest Expense - Deposits

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, interest on demand deposits increased $976,000 due to an increase in average rates from 1.99% during the three months ended June 30, 2005, to 2.93% during the three months ended June 30, 2006. The average interest rates increased due to higher overall market rates of interest throughout 2005 and into 2006. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $210,000 due to an increase in average balances from $384 million during the three months ended June 30, 2005, to $423 million during the three months ended June 30, 2006. The Company continued to increase its checking balances in 2006 through increased relationships with correspondent, corporate and retail customers. Average noninterest-bearing demand balances increased from $167 million in the three months ended June 30, 2005, to $191 million in the three months ended June 30, 2006.

             Interest expense on deposits increased $3.0 million as a result of an increase in average rates of interest on time deposits from 3.82% during the three months ended June 30, 2005, to 5.09% during the three months ended June 30, 2006. Interest expense on deposits also increased $1.8 million due to an increase in average balances of time deposits from $852 million during the three months ended June 30, 2005, to $1.02 billion during the three months ended June 30, 2006. Market rates of interest on new certificates began to increase in the latter half of 2004 and throughout 2005 and 2006 as the FRB raised short-term interest rates. In 2005 and 2006, the Company increased its balances of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates.

             The effects of the Company's accounting change in 2005 for certain interest rate swaps did not impact interest on demand deposits.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, interest expense on deposits increased $4.1 million as a result of an increase in average rates of interest on time deposits from 3.11% during the three months ended June 30, 2005, to 4.81% during the three months ended June 30, 2006. Interest expense on deposits also increased $1.5 million due to an increase in average balances of time deposits from $852 million during the three months ended June 30, 2005, to $1.02 billion during the three months ended June 30, 2006.

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, interest on demand deposits increased $2.2 million due to an increase in average rates from 1.86% during the six months ended June 30, 2005, to 2.90% during the six months ended June 30, 2006. The average interest rates increased due to higher overall market rates of interest throughout 2005 and into 2006. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $574,000 due to an increase in average balances from $380 million during the six months ended June 30, 2005, to $436 million during the six months ended June 30, 2006. The Company continued to increase its checking balances in 2006 through increased relationships with correspondent, corporate and retail customers. Average noninterest-bearing demand balances increased from $160 million in the six months ended June 30, 2005, to $186 million in the six months ended June 30, 2006.

NEXT PAGE

             Interest expense on deposits increased $5.0 million as a result of an increase in average rates of interest on time deposits from 3.68% during the six months ended June 30, 2005, to 4.77% during the six months ended June 30, 2006. Interest expense on deposits also increased $3.3 million due to an increase in average balances of time deposits from $829 million during the six months ended June 30, 2005, to $993 million during the six months ended June 30, 2006. Market rates of interest on new certificates began to increase in the latter half of 2004 and throughout 2005 and 2006 as the FRB raised short-term interest rates. In 2005 and 2006, the Company increased its balances of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates.

             The effects of the Company's accounting change in 2005 for certain interest rate swaps did not impact interest on demand deposits.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, interest expense on deposits increased $8.0 million as a result of an increase in average rates of interest on time deposits from 2.87% during the six months ended June 30, 2005, to 4.57% during the six months ended June 30, 2006. Interest expense on deposits also increased $2.7 million due to an increase in average balances of time deposits from $829 million during the six months ended June 30, 2005, to $993 million during the six months ended June 30, 2006.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

             During the three months ended June 30, 2006 compared to the three months ended June 30, 2005, interest expense on FHLBank advances increased due to higher average interest rates, partially offset by lower average balances. Interest expense on FHLBank advances increased $342,000 due to an increase in average interest rates from 3.74% in the three months ended June 30, 2005, to 4.39% in the three months ended June 30, 2006. Interest expense on FHLBank advances decreased $90,000 due to a decrease in average balances from $225 million during the three months ended June 30, 2005, to $215 million during the three months ended June 30, 2006. The decrease in FHLBank advances was offset by increases in the Company's deposits. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

             Average rates on short-term borrowings increased from 2.89% in the three months ended June 30, 2005, to 4.29% in the three months ended June 30, 2006, resulting in increased interest expense of $389,000. In addition, interest expense on short-term borrowings decreased $154,000 due to a decrease in average balances from $164 million during the three months ended June 30, 2005, to $132 million during the three months ended June 30, 2006. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers. The average interest rates increased due to higher overall market rates of interest in 2006. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase into 2006 as the FRB has been raising short-term interest rates.

NEXT PAGE

             Interest expense on subordinated debentures issued to capital trust increased $89,000 due to increases in average rates from 5.13% in the three months ended June 30, 2005, to 7.15% in the three months ended June 30, 2006. The average rate on these subordinated debentures is likely to remain at this level or higher in the near term as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. LIBOR rates are expected to remain higher in 2006 than in 2005.

             During the six months ended June 30, 2006 compared to the six months ended June 30, 2005, interest expense on FHLBank advances increased due to higher average interest rates, partially offset by lower average balances. Interest expense on FHLBank advances increased $715,000 due to an increase in average interest rates from 3.60% in the six months ended June 30, 2005, to 4.32% in the six months ended June 30, 2006. Interest expense on FHLBank advances decreased $187,000 due to a decrease in average balances from $216 million during the six months ended June 30, 2005, to $204 million during the six months ended June 30, 2006. The decrease in FHLBank advances was offset by increases in the Company's deposits. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

             Average rates on short-term borrowings increased from 2.73% in the six months ended June 30, 2005, to 4.18% in the six months ended June 30, 2006, resulting in increased interest expense of $923,000. In addition, interest expense on short-term borrowings decreased $278,000 due to a decrease in average balances from $167 million during the six months ended June 30, 2005, to $140 million during the six months ended June 30, 2006. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers. The average interest rates increased due to higher overall market rates of interest in 2006. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase into 2006 as the FRB has been raising short-term interest rates.

             Interest expense on subordinated debentures issued to capital trust increased $170,000 due to increases in average rates from 4.86% in the six months ended June 30, 2005, to 6.79% in the six months ended June 30, 2006. The average rate on these subordinated debentures is likely to remain at this level or higher in the near term as these liabilities are subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. LIBOR rates are expected to remain higher in 2006 than in 2005.

Net Interest Income

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, the Company's overall average interest rate spread increased 14 basis points, or 5.2%, from 2.68% during the three months ended June 30, 2005, to 2.82% during the three months ended June 30, 2006. The increase was due to a 130 basis point increase in the weighted average yield received on interest-earning assets, partially offset by a 116 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 31 basis points, or 10.2%, from 3.04% during the three months ended June 30, 2005, to 3.35% during the three months ended June 30, 2006. In comparing the two periods, the yield on loans increased 144 basis points while the yield on investment securities and other interest-earning assets increased 26 basis points. The rate paid on deposits increased 121 basis points, the rate paid on FHLBank advances increased 65 basis points, the rate paid on short-term borrowings increased 140 basis points, and the rate paid on subordinated debentures issued to capital trust increased 202 basis points.

NEXT PAGE

             The prime rate of interest averaged 5.91% during the three months ended June 30, 2005, compared to an average of 7.90% during the three months ended June 30, 2006. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stood at 8.25% at June 30, 2006. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in 2006 compared to 2005. This trend is expected to continue in the near term as the FRB again raised short-term interest rates in June 2006 and may further increase rates.

             Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly higher in the three months ended June 30, 2006 compared to the 2005 period. Interest costs on these liabilities began to increase in the latter half of 2004 through 2006 as a result of rising short-term market interest rates, primarily due to increases by the FRB. These interest costs may continue to increase in the near term. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, the Company's overall average interest rate spread decreased 7 basis points, or 2.3%, from 3.05% during the three months ended June 30, 2005, to 2.98% during the three months ended June 30, 2006. The decrease was due to a 137 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 130 basis point increase in the weighted average yield received on interest-earning assets. Excluding the impact of the accounting change for certain interest rate swaps, economically, net interest income for the second quarter of 2006 increased $2.3 million to $17.8 million compared to $15.5 million for the second quarter of 2005. Net interest margin excluding the effects of the accounting change was 3.49% in the quarter ended June 30, 2006, compared to 3.37% in the quarter ended June 30, 2005. In comparing the two periods, the yield on loans increased 144 basis points while the yield on investment securities and other interest-earning assets increased 26 basis points. The rate paid on deposits increased 150 basis points, the rate paid on FHLBank advances increased 65 basis points, the rate paid on short-term borrowings increased 140 basis points, and the rate paid on subordinated debentures issued to capital trust increased 202 basis points.

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, the Company's overall average interest rate spread increased 17 basis points, or 6.3%, from 2.69% during the six months ended June 30, 2005, to 2.86% during the six months ended June 30, 2006. The increase was due to a 126 basis point increase in the weighted average yield received on interest-earning assets, partially offset by a 109 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 32 basis points, or 10.5%, from 3.04% during the six months ended June 30, 2005, to 3.36% during the six months ended June 30, 2006. In comparing the two periods, the yield on loans increased 143 basis points while the yield on investment securities and other interest-earning assets increased 25 basis points. The rate paid on deposits increased 109 basis points, the rate paid on FHLBank advances increased 72 basis points, the rate paid on short-term borrowings increased 145 basis points, and the rate paid on subordinated debentures issued to capital trust increased 193 basis points.

NEXT PAGE

             The prime rate of interest averaged 5.68% during the six months ended June 30, 2005, compared to an average of 7.66% during the six months ended June 30, 2006. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stood at 8.25% at June 30, 2006. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in 2006 compared to 2005. This trend is expected to continue in the near term as the FRB again raised short-term interest rates in June 2006 and may further increase rates.

             Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly higher in the six months ended June 30, 2006 compared to the 2005 period. Interest costs on these liabilities began to increase in the latter half of 2004 through 2006 as a result of rising short-term market interest rates, primarily due to increases by the FRB. These interest costs may continue to increase in the near term. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, the Company's overall average interest rate spread decreased 12 basis points, or 3.9%, from 3.10% during the six months ended June 30, 2005, to 2.98% during the six months ended June 30, 2006. The decrease was due to a 138 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 126 basis point increase in the weighted average yield received on interest-earning assets. Excluding the impact of the accounting change for certain interest rate swaps, economically, net interest income for the first half of 2006 increased $4.1 million to $34.7 million compared to $30.6 million for the first half of 2005. Net interest margin excluding the effects of the accounting change was 3.41% in the six months ended June 30, 2006, compared to 3.46% in the six months ended June 30, 2005. In comparing the two periods, the yield on loans increased 143 basis points while the yield on investment securities and other interest-earning assets increased 25 basis points. The rate paid on deposits increased 151 basis points, the rate paid on FHLBank advances increased 72 basis points, the rate paid on short-term borrowings increased 145 basis points, and the rate paid on subordinated debentures issued to capital trust increased 193 basis points.

Non-GAAP Reconciliation:
(Dollars in thousands)

	Three Months Ended June 30,
	2006		2005
	$	%	$	%

Reported Net Interest Margin	$17,123	3.35%	$14,014	3.04%

Amortization of deposit broker origination fees	720.14		365.08

Interest rate swap net settlements	--	--	1,145.25

Net interest margin excluding impact of hedge accounting entries	$17,843	3.49%	$15,524	3.37%

NEXT PAGE

	Six Months Ended June 30,
	2006		2005
	$	%	$	%

Reported Net Interest Margin	$33,755	3.36%	$27,343	3.04%

Amortization of deposit broker origination fees	983.10		584.07

Interest rate swap net settlements	--	--	2,727.30

Net interest margin excluding impact of hedge accounting entries	$34,738	3.46%	$30,654	3.41%

             For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

             The provision for loan losses increased $450,000 from $975,000 during the three months ended June 30, 2005 to $1.4 million during the three months ended June 30, 2006. The allowance for loan losses increased $308,000, or 1.2%, to $25.5 million at June 30, 2006 compared to $25.2 million at March 31, 2006. Net charge-offs were $1.1 million in the three months ended June 30, 2006 versus $663,000 in the three months ended June 30, 2005.

             The provision for loan losses increased $875,000 from $1.9 million during the six months ended June 30, 2005 to $2.8 million during the six months ended June 30, 2006. The allowance for loan losses increased $982,000, or 4.0%, to $25.5 million at June 30, 2006 compared to $24.5 million at December 31, 2005. Net charge-offs were $1.8 million in the six months ended June 30, 2006 versus $1.0 million in the six months ended June 30, 2005.

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

NEXT PAGE

             The Bank's allowance for loan losses as a percentage of total loans was 1.52%, 1.54% and 1.59% at June 30, 2006, March 31, 2006 and December 31, 2005, respectively. The reduction in this percentage was due to growth in the Company's loan portfolio as the allowance for loan losses increased $982,000 during the six months ended June 30, 2006. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

             As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at June 30, 2006, were $26.2 million, up $9.4 million from December 31, 2005, and up $3.0 million from March 31, 2006. Non-performing assets as a percentage of total assets were 1.17% at June 30, 2006. Compared to December 31, 2005, non-performing loans increased $8.9 million to $25.1 million while foreclosed assets increased $486,000 to $1.1 million. Commercial real estate, construction and business loans comprised $24.0 million, or 95%, of the total $25.1 million of non-performing loans at June 30, 2006.

             Non-performing Loans. Compared to December 31, 2005, non-performing loans increased $8.9 million to $25.1 million. The increase in non-performing loans during the quarter ended June 30, 2006, was primarily due to the addition of one $1.3 million loan relationship and the increase by $1.6 million of one loan relationship (now totaling $5.3 million) to the non-performing category. Other increases in non-performing loans during the six months ended June 30, 2006, were primarily due to the addition of one $3.1 million loan relationship and the increase by $3.9 million of one loan relationship (now totaling $5.3 million) to the non-performing category. This increase was partially offset by the repayment of one $640,000 relationship which was included in non-performing assets at December 31, 2005, and the reduction of another relationship by $1.1 million through the sale of a portion of the assets securing the debt, resulting in a remaining relationship total of $946,000 at June 30, 2006. Five additional significant loan relationships were previously included in Non-performing Loans and remained there at June 30, 2006. These relationships are described more fully in the December 31, 2005, Annual Report on Form 10-K.

             The $1.3 million loan relationship was placed in the Non-performing Loans category during the quarter ended June 30, 2006. This relationship is primarily secured by subdivision lots, houses under construction and commercial real estate lots in the Lake of the Ozarks, Missouri, area.

             Originally included in non-performing loans as $3.7 million (now totaling $5.3 million), $1.6 million was added to the Non-performing Loans category from the Potential Problem Loans category during the three months ended June 30, 2006. The $3.7 million portion of this relationship is secured by a nursing home in Missouri that has had cash flow problems. The additional $1.6 million is secured by a second nursing home in the Springfield, Missouri, area. This second nursing home has performed satisfactorily; however, due to the performance issues of the other property, the entire relationship has now been categorized as non-performing.

NEXT PAGE

             The $3.1 million loan relationship was placed in the Non-performing Loans category during the quarter ended March 31, 2006. At December 31, 2005, this relationship was included in the Potential Problem Loans category and was described more fully in the December 31, 2005, Annual Report on Form 10-K. This relationship is secured by a motel and additional real estate collateral.

             The $5.3 million relationship was discussed in the December 31, 2005 Annual Report on Form 10-K, where $1.5 million was included in the Non-performing Loans category and $6.2 million was included in the Potential Problem Loans category. This relationship is secured by an office building, vacant land, developed and undeveloped residential subdivisions, houses under construction and houses used as rental property. The Company determined that the transfer of this portion of the relationship to the Non-performing Loans category was warranted due to continued deterioration of payment performance. During the three months ended March 31, 2006, the Company recorded a charge-off of $283,000 on this relationship. In addition, during the three months ended June 30, 2006, the borrower sold some of the commercial real estate and subdivision lots. The proceeds of these sales were used to reduce loan balances from $6.2 million to $5.3 million.

             Four additional unrelated credit relationships which were included in non-performing loan totals at December 31, 2005, and remain non-performing loans at June 30, 2006, are discussed below. The first relationship totals $1.4 million and is secured by commercial real estate and equipment of two restaurants - one in Springfield and one in central Missouri. Both restaurants have been closed and the buildings and land are currently offered for sale. The second relationship totals $845,000 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area and other commercial real estate collateral. The third relationship totals $974,000 and is secured primarily by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri. The fourth relationship totals $879,000 and is secured by a motel near Branson, Missouri and a commercial building in Springfield, Missouri. At June 30, 2006, the nine relationships described above accounted for $20.1 million of the non-performing loan total.

             Foreclosed Assets. Of the total $1.1 million of foreclosed assets at June 30, 2006, foreclosed real estate totaled $695,000 and repossessed automobiles, boats and other personal property totaled $386,000. During the latter portion of 2005, the Company sold almost all of its foreclosed real estate assets in separate transactions to unrelated buyers.

NEXT PAGE

             Potential Problem Loans. Potential problem loans decreased $8.7 million during the six months ended June 30, 2006 from $18.4 million at December 31, 2005 to $9.7 million at June 30, 2006. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the six months ended June 30, 2006, potential problem loans decreased primarily due to the transfer to the non-performing loan category of portions of four unrelated loan relationships which were discussed above. At June 30, 2006, four large unrelated relationships make up the majority of the potential problem loan category. The first two of these relationships were described in the December 31, 2005 Annual Report on Form 10-K under the Potential Problem Loans category and the last two of these relationships were added to the Potential Problem Loans category during the quarter ended June 30, 2006. The first relationship totals $1.2 million (with an additional $5.3 million included in Non-performing Loans) and is secured primarily by single-family houses used as rental property and homes for sale in the Branson, Missouri, area. These loans are not included in the relationship's non-performing totals due to adequate payment performance and income production realized by the borrower on these properties. The second relationship totals $3.1 million and is secured primarily by a townhome development in the Kansas City, Missouri, area. The project has experienced cash flow problems recently due to vacancies in some of the units. Several of the tenants were military personnel who have been redeployed to other locations. The project is currently offered for sale. The third relationship totals $1.8 million and is secured primarily by a motel in Branson, Missouri. The fourth relationship totals $777,000 and is secured primarily by two motels in Texas and another motel in Arkansas. At June 30, 2006, the four significant relationships described above accounted for $6.9 million of the potential problem loan total.

Non-interest Income

             Including the effects of the Company's restatement in 2005 for certain interest rate swaps, total non-interest income decreased $5.7 million in the three months ended June 30, 2006 when compared to the three months ended June 30, 2005. Non-interest income for the second quarter of 2006 was $7.4 million compared with $13.1 million for the second quarter 2005. The decrease in non-interest income was primarily attributable to the effects of the accounting change for interest rate swaps on the prior period results. Non-interest income increased $5.5 million in the three months ended June 30, 2005, and increased $690,000 in the three months ended June 30, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for the second quarter of 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $1.1 million in the three months ended June 30, 2005. There was no reclassification of net interest settlements in the three months ended June 30, 2006. Excluding the effects of interest rate swap-related entries, non-interest income increased $325,000, or 5%, in the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

             For the three months ended June 30, 2006, income from commissions from the Company's travel, insurance and investment divisions increased $167,000, or 7%, compared to the same period in 2005. Increases in commission revenues occurred primarily in the travel division. In the latter half of 2003, the Company acquired two travel agencies in the Springfield, Missouri market. These two additions, along with organic growth in our existing travel operations, have led to increased revenue in both the leisure and corporate travel areas. In August 2005, the Company completed its acquisition of a travel company in Columbia, Missouri, and in January 2006, the Company completed its acquisition of a travel company in Lee's Summit, Missouri. The operations of these travel companies are now included in the operating results of the Company. During the quarter ending September 30, 2006, the Company plans to complete its acquisition of a second travel company in Columbia, Missouri. Service charges on deposit accounts and ATM fees increased $296,000, or 9%, compared to the same period in 2005. In 2006 the Company increased some of its per-item charges on certain account activities. In addition, a portion of the fee increase is attributed to growth in accounts to which charges may apply.

NEXT PAGE

             Including the effects of the Company's restatement in 2005 for certain interest rate swaps, total non-interest income decreased $1.4 million in the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. Non-interest income for the first six months of 2006 was $14.6 million compared with $16.0 million for the first six months of 2005. The decrease in non-interest income was primarily attributable to the effects of the accounting change for interest rate swaps on the prior period results. Non-interest income increased $982,000 in the six months ended June 30, 2005, and increased $482,000 in the six months ended June 30, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for the first six months of 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $2.7 million in the six months ended June 30, 2005. There was no reclassification of net interest settlements in the six months ended June 30, 2006. Excluding the effects of interest rate swap-related entries, non-interest income increased $1.8 million, or 15%, in the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

             For the six months ended June 30, 2006, income from commissions from the Company's travel, insurance and investment divisions increased $464,000, or 10%, compared to the same period in 2005. Increases in commission revenues occurred primarily in the travel division for the reasons stated above. Service charges on deposit accounts and ATM fees increased $617,000, or 10%, compared to the same period in 2005. Also in the six months ended June 30, 2006, the Company experienced an increase in prepayment fees on loans of $563,000 compared to the same period in 2005. This was primarily the result of the early repayment of five unrelated loans during the quarter ended March 31, 2006. Although the Company does receive prepayment fees from time to time, it is difficult to forecast when and in what amounts fees will be collected.

Non-interest Expense

             Total non-interest expense increased $1.3 million, or 12.5%, in the three months ended June 30, 2006, when compared to the three months ended June 30, 2005. The increase was primarily due to: (i) an increase of $963,000, or 15.5%, in salaries and employee benefits and (ii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

             The Company's increase in non-interest expense in the second quarter of 2006 compared to the same period in 2005 related to the continued growth of the Company. During the latter half of 2005, Great Southern completed its acquisition of three bank branches in central Missouri, acquired a Columbia, Missouri-based travel agency, and opened a banking center in Republic, Missouri. In the first quarter 2006, Great Southern acquired a travel agency in Lee's Summit, Missouri, and established a new loan production office in Columbia, Missouri. As a result, in the three months ended June 30, 2006, compared to the three months ended June 30, 2005, non-interest expenses increased $475,000 related to the ongoing operations of these entities. In addition to these acquisitions and new office, the Company expanded the loan production offices in St. Louis and Rogers, Ark., and added lending and lending support personnel in the Springfield market. Consistent with many other employers, the cost of health insurance premiums and other benefits for the Company continues to rise and added $285,000 in expenses in the second quarter of 2006 compared to the same quarter in 2005. Effective July 1, 2006, the Company will reduce the benefits which may be earned by current employees in future periods under the Company's multi-employer defined benefit pension plan. In addition, employees hired after June 30, 2006, will not accrue any benefits under this plan. The Company expects that these steps will reduce the Company's expense related to this plan by approximately $400,000 - 500,000 annually beginning in 2007. The savings achieved by taking these steps may be offset by other expenses associated with this plan, including, without limitation, additional Company contributions that may be necessary from time to time to ensure the plan is adequately funded and by a planned increase in the matching portion of the Company's 401(k) plan for all eligible participants.

NEXT PAGE

             As a result of the adoption of FAS 123(R) effective January 1, 2006, during the quarter ended June 30, 2006, the Company also recorded expenses of $114,000, or $.01 per diluted share, related to the cost of stock options previously granted by the Company. No corresponding expense was recorded in 2005.

             Total non-interest expense increased $2.5 million, or 11.9%, in the six months ended June 30, 2006, when compared to the six months ended June 30, 2005. The increase was primarily due to: (i) an increase of $1.8 million, or 14.5%, in salaries and employee benefits; (ii) an increase of $353,000, or 10.2%, in net occupancy and equipment expense; and (iii) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

             The Company's increase in non-interest expense in the first six months of 2006 compared to the same period in 2005 related to the continued growth of the Company. As noted above, during the latter half of 2005, Great Southern completed its acquisition of three bank branches in central Missouri, acquired a Columbia, Missouri-based travel agency, and opened a banking center in Republic, Missouri, and in the first quarter of 2006, acquired a travel agency in Lee's Summit, Missouri, and established a new loan production office in Columbia, Missouri. As a result, in the six months ended June 30, 2006, compared to the six months ended June 30, 2005, non-interest expenses increased $873,000 related to the ongoing operations of these entities. In addition to these acquisitions and new office, the Company expanded the loan production offices in St. Louis and Rogers, Arkansas, and added lending and lending support personnel in the Springfield market. The cost of health insurance premiums and other benefits for the Company added $585,000 in expenses in the first six months of 2006 compared to the same period in 2005.

             As a result of the adoption of FAS 123(R) effective Janaury 1, 2006, during the six months ended June 30, 2006, the Company also recorded expenses of $229,000, or $.02 per diluted share, related to the cost of stock options previously granted by the Company. No corresponding expesne was recorded in 2005.

Provision for Income Taxes

             Provision for income taxes as a percentage of pre-tax income decreased from 33.0% for the three months ended June 30, 2005, to 31.7% for the three months ended June 30, 2006. The lower effective tax rate in 2006 was the result of a higher level of tax-exempt income relative to overall net income. For future periods, the Company expects the effective tax rate to be in the range of 30-33% of pre-tax income.

             Provision for income taxes as a percentage of pre-tax income increased slightly from 32.1% for the six months ended June 30, 2005, to 32.2% for the six months ended June 30, 2006.

NEXT PAGE

Average Balances, Interest Rates and Yields

             The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $703,000 and $485,000 for the three months ended June 30, 2006 and 2005, respectively. Fees included in interest income were $1.3 million and $870,000 for the six months ended June 30, 2006 and 2005, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$176,921	$2,997	6.79%	$184,003	$2,486	5.42%
Other residential	94,151	1,913	8.15	118,837	2,063	6.96
Commercial real estate	463,615	9,297	8.04	462,113	7,733	6.71
Construction	593,175	12,339	8.34	371,513	6,133	6.69
Commercial business	112,882	2,439	8.66	100,163	1,670	6.62
Other loans	139,108	2,602	7.50	136,285	2,339	6.88
Industrial revenue bonds(1)	73,166	1,327	7.27	53,103	812	6.14
Total loans receivable	1,653,018	32,914	7.99	1,426,017	23,236	6.54

Investment securities and other interest-earning assets(1)	396,959	4,314	4.36	421,249	4,302	4.10

Total interest-earning assets	2,049,977	37,228	7.28	1,847,266	27,538	5.98
Noninterest-earning assets:
Cash and cash equivalents	97,739			95,877
Other non-earning assets	39,733			24,351
Total assets	$2,187,449			$1,967,494
Interest-bearing liabilities:
Interest-bearing demand and savings	$ 422,964	3,087	2.93	$ 383,774	1,901	1.99
Time deposits	1,019,418	12,935	5.09	852,028	8,109	3.82
Total deposits	1,442,382	16,022	4.46	1,235,802	10,010	3.25
Short-term borrowings	132,196	1,414	4.29	163,562	1,179	2.89
Subordinated debentures issued to capital trust	17,788	317	7.15	18,378	235	5.13
FHLB advances	215,057	2,352	4.39	225,292	2,100	3.74

Total interest-bearing liabilities	1,807,423	20,105	4.46	1,643,034	13,524	3.30
Noninterest-bearing liabilities:
Demand deposits	190,802			166,571
Other liabilities	30,986			10,580
Total liabilities	2,029,211			1,820,185
Stockholders' equity	158,238			147,309
Total liabilities and stockholders' equity	$2,187,449			$1,967,494
Net interest income:
Interest rate spread		$17,123	2.82%		$14,014	2.68%
Net interest margin*			3.35%			3.04%
Average interest-earning assets to average interest-bearing liabilities	113.4%			112.4%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $64.5 million and $56.2 million for the three months ended June 30, 2006 and 2005, respectively. In addition, average tax-exempt industrial revenue bonds were $22.7 million and $19.6 million for the three months ended June 30, 2006 and 2005, respectively. Interest income on tax-exempt assets included in this table was $1.0 million and $850,000 for the three months ended June 30, 2006 and 2005, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $641,000 and $639,000 for the three months ended June 30, 2006 and 2005, respectively.

NEXT PAGE

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$176,648	$5,873	6.70%	$178,386	$4,766	5.39%
Other residential	96,529	3,910	8.17	118,770	4,066	6.90
Commercial real estate	460,796	17,887	7.83	463,447	14,801	6.44
Construction	568,458	23,073	8.19	350,448	11,146	6.52
Commercial business	106,308	4,435	8.41	102,224	3,304	6.41
Other loans	139,316	5,089	7.37	133,227	4,545	6.88
Industrial revenue bonds(1)	70,385	2,448	7.01	49,875	1,553	6.28
Total loans receivable	1,618,440	62,715	7.81	1,396,377	44,181	6.38

Investment securities and other interest-earning assets(1)	408,606	8,710	4.30	416,448	8,358	4.05

Total interest-earning assets	2,027,046	71,425	7.10	1,812,825	52,539	5.84
Noninterest-earning assets:
Cash and cash equivalents	99,147			90,349
Other non-earning assets	36,471			23,931
Total assets	$2,162,664			$1,927,105
Interest-bearing liabilities:
Interest-bearing demand and savings	$ 435,888	6,278	2.90	$ 380,123	3,503	1.86
Time deposits	992,716	23,501	4.77	829,424	15,132	3.68
Total deposits	1,428,604	29,779	4.20	1,209,547	18,635	3.11
Short-term borrowings	140,303	2,905	4.18	166,935	2,260	2.73
Subordinated debentures issued to capital trust	17,888	602	6.79	18,468	445	4.86
FHLB advances	204,469	4,384	4.32	215,715	3,856	3.60

Total interest-bearing liabilities	1,791,264	37,670	4.24	1,610,665	25,196	3.15
Noninterest-bearing liabilities:
Demand deposits	186,180			159,890
Other liabilities	27,688			11,234
Total liabilities	2,005,132			1,781,789
Stockholders' equity	157,532			145,316
Total liabilities and stockholders' equity	$2,162,664			$1,927,105
Net interest income:
Interest rate spread		$33,755	2.86%		$27,343	2.69%
Net interest margin*			3.36%			3.04%
Average interest-earning assets to average interest-bearing liabilities	113.2%			112.6%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $63.6 million and $51.7 million for the six months ended June 30, 2006 and 2005, respectively. In addition, average tax-exempt industrial revenue bonds were $22.2 million and $19.5 million for the six months ended June 30, 2006 and 2005, respectively. Interest income on tax-exempt assets included in this table was $2.0 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.4 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively.

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

	Three Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 5,636	$4,042	$ 9,678
Investment securities and
other interest-earning assets	119	(107)	12
Total interest-earning assets	5,755	3,935	9,690
Interest-bearing liabilities:
Demand deposits	976	210	1,186
Time deposits	3,036	1,790	4,826
Total deposits	4,012	2,000	6,012
Short-term borrowings	389	(154)	235
Subordinated debentures issued
to capital trust	89	(7)	82
FHLBank advances	342	(90)	252
Total interest-bearing liabilities	4,832	1,749	6,581
Net interest income	$ 923	$2,186	$3,109

NEXT PAGE

	Six Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$10,854	$7,680	$18,534
Investment securities and
other interest-earning assets	505	(153)	352
Total interest-earning assets	11,359	7,527	18,886
Interest-bearing liabilities:
Demand deposits	2,201	574	2,775
Time deposits	5,037	3,332	8,369
Total deposits	7,238	3,906	11,144
Short-term borrowings	923	(278)	645
Subordinated debentures issued
to capital trust	170	(13)	157
FHLBank advances	715	(187)	528
Total interest-bearing liabilities	9,046	3,428	12,474
Net interest income	$2,313	$4,099	$ 6,412

NEXT PAGE

Liquidity and Capital Resources

             Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2006, the Company had commitments of approximately $46.3 million to fund loan originations, $377.9 million of unused lines of credit and unadvanced loans, and $25.5 million of outstanding letters of credit.

             Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

             The Company's stockholders' equity was $159.5 million, or 7.1% of total assets of $2.24 billion at June 30, 2006, compared to equity of $152.8 million, or 7.3%, of total assets of $2.08 billion at December 31, 2005.

             Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On June 30, 2006, the Bank's Tier 1 risk-based capital ratio was 9.75%, total risk-based capital ratio was 11.01% and the Tier 1 leverage ratio was 8.18%. As of June 30, 2006, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2006, the Company's Tier 1 risk-based capital ratio was 9.88%, total risk-based capital ratio was 11.14% and the leverage ratio was 8.30%. As of June 30, 2006, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

             At June 30, 2006, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $60,000.

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

NEXT PAGE

             Statements of Cash Flows. During the six months ended June 30, 2006 and 2005, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

             Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $19.2 million during the six months ended June 30, 2006, and $14.3 million during the six months ended June 30, 2005.

             During the six months ended June 30, 2006 and 2005, investing activities used cash of $148.1 million and $152.9 million, respectively, primarily due to the net increase of loans in each period.

             Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $150.2 million during the six months ended June 30, 2006 and $144.0 million during the six months ended June 30, 2005. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, stock repurchases and dividend payments to stockholders.

             Dividends. During the three months ended June 30, 2006, the Company declared a dividend of $0.15 per share (which was paid in July 2006), or 28% of net income per diluted share, and paid dividends of $0.14 per share (which was declared in March 2006). During the three months ended June 30, 2005, the Company declared a dividend of $0.13 (which was paid in July 2005), or 18% of net income per diluted share, and paid dividends of $0.12 (which was declared in March 2005).

             During the six months ended June 30, 2006, the Company declared dividends of $0.29 per share, or 27% of net income per diluted share, and paid a dividend of $0.28 per share. During the six months ended June 30, 2005, the Company declared dividends of $0.25, or 26% of net income per diluted share, and paid dividends of $0.24 per share.

             Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2006, the Company repurchased 79,354 shares of its common stock at an average price of $26.16 per share and issued 18,698 shares of stock at an average price of $11.53 per share to cover stock option exercises. During the three months ended June 30, 2005, the Company repurchased 15,028 shares of its common stock at an average price of $28.89 per share and issued 4,708 shares of stock at an average price of $11.97 per share to cover stock option exercises.

             During the six months ended June 30, 2006, the Company repurchased 99,613 shares of its common stock at an average price of $26.57 per share and issued 43,987 shares of stock at an average price of $13.24 per share to cover stock option exercises. During the six months ended June 30, 2005, the Company repurchased 21,182 shares of its common stock at an average price of $30.76 per share and issued 23,781 shares of stock at an average price of $9.58 per share to cover stock option exercises.

NEXT PAGE

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

             The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2006, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative.

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

NEXT PAGE

             In addition to the disclosures previously made by the Company in the December 31, 2005, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at June 30, 2006.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2006	$ 30.0	5.14%	4.50%
2007	109.8	5.04	4.32
2008	17.4	5.08	4.20
2009	69.4	5.20	4.03
2010	24.2	5.29	3.62
2011	41.7	5.15	3.80
2012	12.6	5.23	4.81
2013	43.0	5.28	4.17
2014	26.1	5.19	4.06
2015	29.5	5.32	4.16
2016	34.2	5.22	5.21
2017	16.6	5.31	5.27
2018	4.8	5.03	4.00
2019	57.4	5.27	4.66
2020	14.9	5.14	4.00
2023	7.8	5.04	5.10
2031	17.3	7.52	9.00

Total Notional Amount	$556.7	5.25%	4.46%

Fair Value Adjustment Asset (Liability)	$ (19.2)

NEXT PAGE

ITEM 4. CONTROLS AND PROCEDURES

             An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of June 30, 2006, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

             There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the second quarter of 2006 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
April 1, 2006 - April 30, 2006	761	$28.05	761	174,147
May 1, 2006 - May 31, 2006	38,593	$26.99	38,593	135,554
June 1, 2006 - June 30, 2006	40,000	$25.31	40,000	95,554
	79,354	$26.16	79,354
(1)	Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to Vote of Common Stockholders

a) On May 17, 2006, the Company held its Annual Meeting of Stockholders. The results of that meeting are as follows:

NEXT PAGE

1) There were 12,722,657 shares entitled to vote at said meeting.

2) Thomas J. Carlson received 12,248,978 votes for director and Joseph W. Turner received 12,282,904 votes for director. Votes withheld were 381,787 for Mr. Carlson and 348,161 for Mr. J. Turner. There were no broker non-votes with respect to this proposal.

3) The stockholders approved the proposal to ratify the engagement of BKD,LLP as the Company's Independent Auditor for 2006. The vote was as follows: For - 12,572,922; Against - 39,613; Abstain - None. There were no broker non-votes with respect to this proposal.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

a) Exhibits

See Exhibit Index.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: August 9, 2006	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2006	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

Exhibit Index
Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

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