Form 10-Q
period 2006-09-30
GREAT SOUTHERN BANCORP INC
filed 2006-11-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

         The number of shares outstanding of each of the registrant's classes of common stock: 13,676,290 shares of common stock, par value $.01, outstanding at November 7, 2006.

Next Page

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash	$ 116,200	$ 116,578
Interest-bearing deposits in other financial institutions	1,857	1,154
Cash and cash equivalents	118,057	117,732
Available-for-sale securities	347,880	369,316
Held-to-maturity securities (fair value $1,565 - September 2006;
$1,603 - December 2005)	1,470	1,510
Mortgage loans held for sale	4,320	2,124
Loans receivable, net of allowance for loan losses of
$26,122 - September 2006; $24,549 - December 2005	1,654,717	1,512,046
Interest receivable	13,394	10,841
Prepaid expenses and other assets	16,129	13,266
Foreclosed assets held for sale, net	1,883	595
Premises and equipment, net	26,170	27,265
Goodwill and other intangible assets	1,433	1,402
Investment in Federal Home Loan Bank stock	10,009	11,857
Deferred income taxes	13,071	13,201
Total Assets	$ 2,208,533	$ 2,081,155
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,735,727	$ 1,550,253
Federal Home Loan Bank advances	148,400	203,435
Short-term borrowings	109,770	133,558
Subordinated debentures issued to capital trust	17,877	18,059
Accrued interest payable	5,589	4,615
Advances from borrowers for taxes and insurance	1,193	233
Accounts payable and accrued expenses	18,576	17,494
Income taxes payable	1,859	706
Total Liabilities	2,038,991	1,928,353
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2006 - 13,691,239 shares; December 2005 -
13,722,801 shares	137	137
Additional paid-in capital	18,278	17,781
Retained earnings	153,797	138,921
Accumulated other comprehensive income (loss)	(2,670)	(4,037)
Total Stockholders' Equity	169,542	152,802
Total Liabilities and Stockholders' Equity	$ 2,208,533	$ 2,081,155

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$ 34,905	$ 25,944	$ 97,620	$ 70,125
Investment securities and other	4,299	3,980	13,009	12,338
TOTAL INTEREST INCOME	39,204	29,924	110,629	82,463
INTEREST EXPENSE
Deposits	17,814	11,264	47,593	29,899
Federal Home Loan Bank advances	1,854	1,957	6,238	5,812
Short-term borrowings	1,320	1,348	4,225	3,609
Subordinated debentures issued to capital trust	351	255	953	699
TOTAL INTEREST EXPENSE	21,339	14,824	59,009	40,019
NET INTEREST INCOME	17,865	15,100	51,620	42,444
PROVISION FOR LOAN LOSSES	1,350	975	4,100	2,850
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,515	14,125	47,520	39,594
NONINTEREST INCOME
Commissions	1,989	2,050	7,013	6,610
Service charges and ATM fees	3,826	3,485	10,859	9,900
Net realized gains on sales of loans	233	319	707	758
Net realized gains (losses) on sales of available-for-sale securities	28	89	(2)	66
Net gain (loss) on sales of fixed assets	9	(16)	165	(25)
Late charges and fees on loans	275	694	1,291	1,147
Change in interest rate swap fair value net of change
in hedged deposit fair value	438	--	721	--
Change in interest rate swap fair value	--	(4,810)	--	(3,828)
Interest rate swap net settlements	--	644	--	3,371
Other income	292	240	900	689
TOTAL NONINTEREST INCOME	7,090	2,695	21,654	18,688
NONINTEREST EXPENSE
Salaries and employee benefits	7,297	6,517	21,447	18,872
Net occupancy and equipment expense	1,864	1,911	5,683	5,377
Postage	554	504	1,634	1,447
Insurance	223	220	658	663
Advertising	251	232	776	782
Office supplies and printing	264	240	692	675
Telephone	381	260	1,037	783
Legal, audit and other professional fees	297	348	866	1,026
Expense (income) on foreclosed assets	89	88	110	336
Other operating expenses	1,068	1,070	3,250	2,762
TOTAL NONINTEREST EXPENSE	12,288	11,390	36,153	32,723
INCOME BEFORE INCOME TAXES	11,317	5,430	33,021	25,559
PROVISION FOR INCOME TAXES	3,287	1,585	10,271	8,038
NET INCOME	$ 8,030	$ 3,845	$ 22,750	$ 17,521
BASIC EARNINGS PER COMMON SHARE	$.59	$.28	$1.66	$1.28
DILUTED EARNINGS PER COMMON SHARE	$.58	$.28	$1.65	$1.26
DIVIDENDS DECLARED PER COMMON SHARE	$.15	$.13	$.44	$ .38

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 22,750	$ 17,521
Proceeds from sales of loans held for sale	50,650	49,933
Originations of loans held for sale	(49,870)	(46,458)
Items not requiring (providing) cash:
Depreciation	2,218	2,455
Amortization	290	300
Provision for loan losses	4,100	2,850
Net gains on loan sales	(707)	(758)
Net (gains) losses on sale of available-for-sale securities	2	(66)
Net (gains) losses on sale of premises and equipment	(165)	25
(Gain) loss on sale of foreclosed assets	(54)	(31)
Amortization of deferred income, premiums and discounts	(1,302)	(75)
Deferred income taxes	(605)	(3,870)
Changes in:
Interest receivable	(2,553)	(2,120)
Prepaid expenses and other assets	(4,242)	4,178
Accounts payable and accrued expenses	1,732	2,623
Income taxes refundable/payable	1,153	497
Net cash provided by operating activities	23,397	27,004
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(108,478)	(116,858)
Purchase of loans	(43,559)	(48,935)
Proceeds from sale of student loans	1,633	3,676
Purchase of additional business units	(143)	(1,169)
Purchase of premises and equipment	(2,982)	(6,482)
Proceeds from sale of premises and equipment	2,024	168
Proceeds from sale of foreclosed assets	2,138	2,582
Proceeds from maturing available-for-sale investment securities	199,250	--
Proceeds from maturing held-to-maturity investment securities	40	35
Proceeds from called investment securities	2,773	1,839
Principal reductions on mortgage-backed securities	61,825	63,748
Proceeds from sale of available-for-sale securities	14,809	40,042
Purchase of available-for-sale securities	(255,827)	(126,358)
(Purchase) redemption of Federal Home Loan Bank stock	1,848	3,210
Net cash used in investing activities	(124,649)	(184,502)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	157,217	155,413
Net increase in checking and savings deposits	29,467	67,157
Proceeds from Federal Home Loan Bank advances	318,000	4,117,000
Repayments of Federal Home Loan Bank advances	(373,035)	(4,179,721)
Net increase (decrease) in short-term borrowings	(23,788)	6,209
Advances from borrowers for taxes and insurance	960	828
Purchase of treasury stock	(2,650)	(655)
Dividends paid	(5,893)	(5,070)
Stock options exercised	1,299	486
Net cash provided by financing activities	101,577	161,647
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	325	4,149
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,732	93,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 118,057	$ 97,360

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

             The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2005, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

             For the three months ended September 30, 2006, the travel, insurance and investment divisions reported gross revenues of $1.2 million, $369,000 and $469,000, respectively, and net income (loss) of $(62,000), $39,000 and $(37,000), respectively. For the three months ended September 30, 2005, the travel, insurance and investment divisions reported gross revenues of $1.1 million, $394,000 and $580,000, respectively, and net income (loss) of $(24,000), $41,000 and $29,000, respectively. The third calendar quarter of the year is generally a period in which our travel division experiences lower sales revenues and profits than in the other three quarters of the year.

Next Page

             For the nine months ended September 30, 2006, the travel, insurance and investment divisions reported gross revenues of $4.4 million, $1.1 million and $1.7 million, respectively, and net income (loss) of $336,000, $125,000 and $(58,000), respectively. For the nine months ended September 30, 2005, the travel, insurance and investment divisions reported gross revenues of $3.9 million, $1.1 million and $1.7 million, respectively, and net income of $369,000, $137,000 and $53,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net income	$ 8,030	$ 3,845	$ 22,750	$ 17,521
Unrealized holding gains (losses),
net of income taxes	3,615	(1,372)	1,366	(1,549)
Less: reclassification adjustment
for gains (losses) included in
net income, net of income taxes	18	58	(1)	43
	3,597	(1,430)	1,367	(1,592)
Comprehensive income	$ 11,627	$ 2,415	$ 24,117	$ 15,929

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

             In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on the consolidated financial condition or results of operations of the Company.

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

             In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is to be effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is evaluating this Statement to determine the impact, if any, on certain of its financial assets and liabilities.

             In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R. SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan and to recognize changes in the funded status in the year which the change occurs through other comprehensive income, net of tax. This statement also requires an employer to recognize all transactions and events affecting the overfunded or underfunded status of a defined benefit postretirement plan in comprehensive income in the year in which they occur. SFAS No. 158 only applies to single-employer defined benefit plans; the Company participates in a multi-employer defined benefit pension plan. Therefore, the requirements of SFAS No. 158 will not affect the consolidated financial condition or results of operations of the Company.

             In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial condition or results of operations of the Company.

Next Page

             In January 2006, the FASB issued an exposure draft - The Fair Value Option for Financial Assets and Financial Liabilities. This exposure draft would provide companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. The proposed Standard seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Current accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. The proposed standard helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this proposal, entities would be able to measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, the proposal would require companies to provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. At its October 2006 meeting, the FASB discussed several aspects of this exposure draft, including proposed new disclosures, transition matters and the effective date of the final SFAS (when adopted). At this time, the FASB has not adopted the final Statement. The Company continues to monitor the exposure draft to determine the impact, if adopted, on certain of its financial assets and liabilities.

NOTE 5: STOCK OPTION PLAN

             The Company has stock-based employee compensation plans, which are described more fully in the Company's December 31, 2005 Annual Report on Form 10-K. On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) specifies the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense within the income statement the grant-date fair value of stock options and other equity-based compensation granted to employees. As a result, compensation cost related to share-based payment transactions is now recognized in the Company's consolidated financial statements using the modified prospective transition method provided for in the standard. For the three and nine months ended September 30, 2006, share-based compensation expense totaling $114,000 and $343,000, respectively, has been included in salaries and employee benefits expense in the Consolidated Statements of Income.

             Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation using the intrinsic value method permitted by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For 2005, no stock-based employee compensation cost is reflected in the Consolidated Statements of Income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005, if the Company had applied the fair value provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in 2005.

Next Page

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands,	(In thousands,
	except per share amounts)	except per share amounts)

Net income, as reported	$ 3,845	$ 17,521
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes	(147)	(437)
Pro forma net income	$ 3,698	$ 17,084
Earnings per share
Basic - as reported	$ .28	$ 1.28
Basic - pro forma	$ .27	$ 1.25
Diluted - as reported	$ .28	$ 1.26
Diluted - pro forma	$ .27	$ 1.23

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

             The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for options granted during the three and nine months ended September 30, 2006 and 2005, respectively, were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Expected dividends per share (annualized)	No options were	$0.52
Risk-free interest rate	granted in this	4.05%
Expected term (in years)	period.	5
Expected volatility		29.02%
Weighted-average fair value of options
granted during the period (per share)		$8.32

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Expected dividends per share (annualized)	$0.56	$0.52
Risk-free interest rate	4.34%	4.03%
Expected term (in years)	5	5
Expected volatility	29.82%	28.68%
Weighted-average fair value of options
granted during the period (per share)	$8.34	$8.39

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

             The following table presents the activity related to options under all plans for the three and nine months ended September 30, 2006.
	Three Months Ended September 30, 2006
			Weighted-average
		Weighted-average	Remaining
	Options	Exercise Price	Contractual Term
Options outstanding, June 30, 2006	647,605	$22.534
Granted	--	--
Exercised	(24,190)	15.374
Forfeited	(4,938)	24.081
Options outstanding, September 30, 2006	618,477	$22.802	6.6 years
Options exercisable, September 30, 2006	444,125	$22.512	6.3 years

	Nine Months Ended September 30, 2006
			Weighted-average
		Weighted-average	Remaining
	Options	Exercise Price	Contractual Term
Options outstanding, January 1, 2006	688,892	$21.877
Granted	6,200	29.457
Exercised	(68,177)	13.995
Forfeited	(8,438)	23.338
Options outstanding, September 30, 2006	618,477	$22.802	6.6 years
Options exercisable, September 30, 2006	444,125	$22.512	6.3 years

             For the three months ended September 30, 2006 and 2005, options granted were -0- and 111,300, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended September 30, 2006 and 2005 was $295,000 and $550,000, respectively. Cash received from the exercise of options for the three months ended September 30, 2006 and 2005 was $372,000 and $250,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $134,000 and $154,000 for the three months ended September 30, 2006 and 2005, respectively.

             For the nine months ended September 30, 2006 and 2005, options granted were 6,200 and 123,500, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the nine months ended September 30, 2006 and 2005 was $936,000 and $1.1 million, respectively. Cash received from the exercise of options for the nine months ended September 30, 2006 and 2005 was $954,000 and $478,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $430,000 and $220,000 for the nine months ended September 30, 2006 and 2005, respectively.

Next Page

             The following table presents the activity related to nonvested options under all plans for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006
			Weighted-average
		Weighted-average	Grant Date
	Options	Exercise Price	Fair Value
Nonvested options, June 30, 2006	262,413	$21.839	$5.164
Granted	--	--	--
Vested this period	(84,586)	18.407	4.393
Nonvested options forfeited	(3,475)	21.029	4.710
Nonvested options, September 30, 2006	174,352	$23.521	$5.548

	Nine Months Ended September 30, 2006
			Weighted-average
		Weighted-average	Grant Date
	Options	Exercise Price	Fair Value
Nonvested options, January 1, 2006	262,463	$21.669	$5.064
Granted	6,200	29.457	8.345
Vested this period	(89,036)	18.659	4.368
Nonvested options forfeited	(5,275)	20.426	4.704
Nonvested options, September 30, 2006	174,352	$23.521	$5.548

             At September 30, 2006, there was $865,000 of total unrecognized compensation cost related to nonvested options granted under the Company's plans. This compensation cost is expected to be recognized through 2011, with the majority of this expense recognized in 2006 and 2007.

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

             At September 30, 2006 and December 31, 2005, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At September 30, 2006, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $602.2 million and $521.0 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, swaps in a net settlement receivable position totaled $79.2 million and swaps in a net settlement payable position totaled $523.0 million. At December 31, 2005, swaps in a net settlement receivable position totaled $177.3 million and swaps in a net settlement payable position totaled $343.7 million. The net gains (losses) recognized in earnings on fair value hedges were $438,000 and $(4.8) million for the three months ended September 30, 2006 and 2005, respectively. The net gains (losses) recognized in earnings on fair value hedges were $721,000 and $(3.8) million for the nine months ended September 30, 2006 and 2005, respectively.

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

             In the quarter ended September 30, 2006, Great Southern's total loans increased $3.3 million, or 0.2%. In the nine months ended September 30, 2006, Great Southern's total loans increased $142.7 million, or 9.4%. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions do not deteriorate, we believe that we are well positioned to capture loan market share in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City, Central Missouri and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction and commercial real estate loan categories. In the three months ended September 30, 2006, we experienced the repayment in total of several commercial real estate and residential and commercial construction loans.

             Loan growth continued in our Loan Production Offices (LPO). In the nine months ended September 30, 2006, the Overland Park LPO originated loans totaling $39.0 million with outstanding loan balances of $186.0 million at September 30, 2006. In the nine months ended September 30, 2006, the Northwest Arkansas LPO originated loans totaling $64.7 million with outstanding loan balances of $146.9 million at September 30, 2006. In the nine months ended September 30, 2006, the St. Louis LPO originated loans totaling $185.9 million with outstanding loan balances of $187.6 million at September 30, 2006. The Columbia LPO, which began operating in March 2006 and serves the Columbia, Jefferson City, and Lake of the Ozarks, Mo., region, originated $21.2 million of loans with outstanding loan balances of $15.6 million at September 30, 2006. Many of these loans originated by our LPOs are construction loans where the customer has yet to draw the full line.

Next Page

             The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds to meet loan demand. In the nine months ended September 30, 2006, total deposit balances increased $185.5 million. Of this total increase, brokered certificate balances increased $159.8 million, customer checking accounts increased $28.0 million and retail certificates of deposit decreased $2.3 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

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

             Beginning in the second half of 2004 and through June 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, increased in conjunction with these increases by the FRB. By September 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition during this period, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets.

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

             In the three months ended September 30, 2006 compared to the three months ended September 30, 2005, non-interest income increased primarily due to increases in service charges and overdraft fees. Fees from service charges and overdrafts will likely increase modestly in 2006 compared to 2005 as we expect that retail checking accounts will grow at a modest pace in 2006. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which will not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain slightly above 2005 levels in 2006, assuming no substantial shocks occur in the financial markets or the travel industry. Most of the decrease in commission revenue in the quarter ended September 30, 2006, was attributable to the investment division, where sales of annuity products have decreased compared to the 2005 period. In addition, commission revenue from our travel division was flat compared to the 2005 period. The third calendar quarter of the year is generally a period in which our travel division experiences lower sales revenues and profits than in the other three quarters of the year.

             Non-interest income was also significantly affected by the Company's restatement in 2005 for certain interest rate swaps, which significantly impacted prior period results. Non-interest income decreased $4.8 million in the three months ended September 30, 2005, and increased $537,000 in the three months ended September 30, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for the first quarter of 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $644,000 in the three months ended September 30, 2005. There was no reclassification of net interest settlements in the three months ended September 30, 2006.

             In the three months ended September 30, 2006 compared to the three months ended September 30, 2005, operating expenses increased primarily in the category of salaries and benefits expense, with smaller increases in some of the other expense categories such as occupancy and equipment expense, postage, telephone and others. We anticipate that the remainder of 2006 will be fairly consistent with the expenses recorded in the first nine months of 2006. Employee costs and occupancy expenses may increase as we have added new banking centers in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In the third quarter of 2006, we opened our first full-service banking center location in Lee's Summit, Missouri, in the Kansas City market. In addition, we have recently opened a loan production office in Columbia, Missouri, to serve new and existing customers in the central Missouri area. We anticipate that lending opportunities will continue to increase in our existing loan production offices in St. Louis, Kansas City and Northwest Arkansas and we will increase staffing as needed in these offices to meet demand for commercial and residential loans.

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

             In the third quarter of 2006, the Company expanded its retail banking center network from 35 to 37 offices. Great Southern opened a banking center in Lee's Summit, Mo., a growing Kansas City-area community. This banking center marks the Company's first retail banking presence in the region and complements services already provided in the area: a Great Southern Travel office in Lee's Summit and an Overland Park, Kan.-based loan production office serving the metropolitan Kansas City market. The Company also opened a banking center near Springfield in Ozark, Mo., the second Great Southern location in this growing southwest Missouri community.

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

Next Page

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

             During the nine months ended September 30, 2006, the Company increased total assets by $127.4 million to $2.21 billion. Net loans increased by $142.7 million. The main loan areas experiencing increases were commercial and residential construction, commercial real estate and commercial business loans. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's four loan production offices. In addition, loan growth should continue as we deepen existing relationships with loan customers who are expanding their operations in other areas. Available-for-sale investment securities decreased by $21.4 million, primarily due to normal monthly principal repayments on mortgage-backed securities and called securities which were not replaced. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets.

             Total liabilities increased $110.6 million from December 31, 2005 to $2.04 billion at September 30, 2006. Deposits increased $185.5 million. Partially offsetting this increase, FHLBank advances decreased $55.0 million and short-term borrowings decreased $23.8 million. FHLBank advances decreased from $203.4 million at December 31, 2005, to $148.4 million at September 30, 2006. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Retail certificates of deposit decreased $2.3 million, to $374.0 million. Total brokered deposits were $743.7 million at September 30, 2006, up from $584.7 million at December 31, 2005. Interest-bearing checking balances increased $28.6 million in the nine months ended September 30, 2006, to $425.7 million. Checking account balances totaled $618.0 million at September 30, 2006, up from $590.0 million at December 31, 2005.

             Stockholders' equity increased $16.7 million from $152.8 million at December 31, 2005 to $169.5 million at September 30, 2006. Net income for the nine months ended September 30, 2006, was $22.7 million and accumulated other comprehensive income increased $1.4 million, partially offset by dividends declared of $6.0 million and net repurchases of the Company's common stock of $1.4 million. During the nine months ended September 30, 2006, the Company repurchased 99,739 shares of its common stock at an average price of $26.57 per share and issued 68,177 shares at an average price of $13.99 per share to cover stock option exercises.

             In the three and nine months ended September 30, 2006, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Next Page

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2006 and 2005

General

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, net income increased $4.2 million, or 108.8%, during the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This increase was primarily due to an increase in non-interest income of $4.4 million, or 163.1%, and an increase in net interest income of $2.8 million, or 18.3%, partially offset by an increase in non-interest expense of $898,000, or 7.9%, an increase in provision for loan losses of $375,000, or 38.5%, and an increase in provision for income taxes of $1.7 million, or 107.4%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, net income increased $805,000, or 11.3%, during the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This increase was primarily due to an increase in net interest income of $2.3 million, or 14.2%, and a decrease in provision for income taxes of $118,000, or 3.5%, partially offset by an increase in non-interest expense of $898,000, or 7.9%, an increase in provision for loan losses of $375,000, or 38.5%, and a decrease in non-interest income of $308,000, or 4.5%.

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, net income increased $5.2 million, or 29.8%, during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This increase was primarily due to an increase in non-interest income of $3.0 million, or 15.9%, and an increase in net interest income of $9.2 million, or 21.6%, partially offset by an increase in non-interest expense of $3.4 million, or 10.5%, an increase in provision for loan losses of $1.3 million, or 43.9%, and an increase in provision for income taxes of $2.2 million, or 27.8%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, net income increased $2.4 million, or 11.8%, during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This increase was primarily due to an increase in net interest income of $6.4 million, or 13.6%, and an increase in non-interest income of $1.5 million, or 7.8%, partially offset by an increase in non-interest expense of $3.4 million, or 10.5%, an increase in provision for loan losses of $1.3 million, or 43.9%, and an increase in provision for income taxes of $728,000, or 7.5%.

Selected Financial Data and Non-GAAP Reconciliation:
(Dollars in thousands)

	Three Months Ended September 30, 2006
		Effect of	Excluding
		Hedge Accounting	Hedge Accounting
	As Reported	Entries Recorded	Entries Recorded

Net interest income	$17,865	$ (417)	$18,282
Provision for loan losses	1,350	--	1,350
Non-interest income	7,090	537	6,553
Non-interest expense	12,288	--	12,288
Provision for income taxes	3,287	(42)	3,245
Net income	$ 8,030	$ 78	$7,952

Next Page

	Three Months Ended September 30, 2005
		Effect of	Excluding
		Accounting Change	Accounting Change
		for Interest Rate	for Interest Rate
	As Reported	Swaps	Swaps

Net interest income	$15,100	$ (914)	$16,014
Provision for loan losses	975	--	975
Non-interest income	2,695	(4,166)	6,861
Non-interest expense	11,390	--	11,390
Provision for income taxes	1,585	1,778	3,363
Net income	$ 3,845	$ (3,302)	$ 7,147

	Nine Months Ended September 30, 2006
		Effect of	Excluding
		Hedge Accounting	Hedge Accounting
	As Reported	Entries Recorded	Entries Recorded

Net interest income	$51,620	$ (1,401)	$53,021
Provision for loan losses	4,100	--	4,100
Non-interest income	21,654	1,019	20,635
Non-interest expense	36,153	--	36,153
Provision for income taxes	10,271	134	10,405
Net income	$22,750	$ (248)	$22,998

	Nine Months Ended September 30, 2005
		Effect of	Excluding
		Accounting Change	Accounting Change
		for Interest Rate	for Interest Rate
	As Reported	Swaps	Swaps

Net interest income	$42,444	$ (4,225)	$46,669
Provision for loan losses	2,850	--	2,850
Non-interest income	18,688	(457)	19,145
Non-interest expense	32,723	--	32,723
Provision for income taxes	8,038	1,639	9,677
Net income	$17,521	$ (3,043)	$20,564

	Three Months Ended September 30,
	2006		2005
	Dollars	Earnings Per	Dollars	Earnings Per
	(000)	Diluted Share	(000)	Diluted Share

Reported Earnings	$8,030	$.58	$3,845	$.28

Amortization of deposit broker origination fees (net of taxes)	271.02		175.01

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(349)	(.02)	3,127.22

Earnings excluding impact of hedge accounting entries	$7,952	$.58	$7,147	$.51

Next Page

	Nine Months Ended September 30,
	2006		2005
	Dollars	Earnings Per	Dollars	Earnings Per
	(000)	Diluted Share	(000)	Diluted Share

Reported Earnings	$22,750	$1.65	$17,521	$1.26

Amortization of deposit broker origination fees (net of taxes)	910.06		555.04

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(662)	(.05)	2,488.18

Earnings excluding impact of hedge accounting entries	$22,998	$1.66	$20,564	$1.48

             The information presented in the tables above and elsewhere in this report excluding hedge accounting entries recorded (for the 2006 period) and excluding the effect of the accounting change for interest rate swaps (for the 2005 period) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company believes that this non-GAAP financial information may be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated. The tables above contain reconciliations of this information to the reported information prepared in accordance with GAAP.

Total Interest Income

             Total interest income increased $9.3 million, or 31.0%, during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was due to a $9.0 million, or 34.5%, increase in interest income on loans and a $319,000, or 8.0%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average rates of interest. Interest income for loans also increased due to higher average balances.

Next Page

             Total interest income increased $28.2 million, or 34.2%, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due to a $27.5 million, or 39.2%, increase in interest income on loans and a $671,000, or 5.4%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average rates of interest. Interest income for loans also increased due to higher average balances.

Interest Income - Loans

             During the three months ended September 30, 2006 compared to the three months ended September 30, 2005, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $3.3 million as the result of higher average loan balances from $1.50 billion during the three months ended September 30, 2005 to $1.68 billion during the three months ended September 30, 2006. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial real estate lending (including industrial revenue bonds) and consumer lending. Demand for these types of loans remains high in the Company's market areas. Prior to 2005, the Bank's one- to four-family residential loan portfolio had decreased due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market. Beginning in 2005 and into 2006, the Bank's one- to four-family residential portfolio increased as more borrowers selected adjustable rate loans, which the Bank usually retains. In addition, loan refinancing, which tended to be primarily into lower fixed-rate products, slowed dramatically since 2004 compared to previous years as market interest rates increased.

             Interest income increased $5.7 million as the result of higher average interest rates. The average yield on loans increased from 6.86% during the three months ended September 30, 2005, to 8.25% during the three months ended September 30, 2006. Loan rates were generally low in 2004 and early 2005, as a result of lower market rates of interest, primarily the "prime rate" of interest, which had decreased from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. During 2004 and 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended September 30, 2006, the average yield on loans was 8.25% versus an average prime rate for the period of 8.25%, or a difference of 0 basis points. In the three months ended September 30, 2005, the average yield on loans was 6.86% versus an average prime rate for the period of 6.42%, or a difference of 44 basis points.

Next Page

             During the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $11.0 million as the result of higher average loan balances from $1.43 billion during the nine months ended September 30, 2005 to $1.64 billion during the nine months ended September 30, 2006. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial real estate lending (including industrial revenue bonds) and consumer lending. Demand for these types of loans remains high in the Company's market areas. Prior to 2005, the Bank's one- to four-family residential loan portfolio had decreased due to the origination of a greater dollar amount of fixed-rate rather than adjustable-rate loans. The Bank generally sells these fixed-rate loans in the secondary market, as stated above.

             Interest income increased $16.5 million as the result of higher average interest rates. The average yield on loans increased from 6.55% during the nine months ended September 30, 2005, to 7.96% during the nine months ended September 30, 2006. Loan rates were generally low in 2004 and early 2005, as a result of lower market rates of interest, primarily the "prime rate" of interest, which had decreased from 2001 through the first half of 2004. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime based loans which have interest rate floors. During 2004 and 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the nine months ended September 30, 2006, the average yield on loans was 7.96% versus an average prime rate for the period of 7.86%, or a difference of 10 basis points. In the nine months ended September 30, 2005, the average yield on loans was 6.55% versus an average prime rate for the period of 5.93%, or a difference of 62 basis points.

Interest Income - Investments and Other Interest-earning Assets

             Interest income on investments and other interest-earning assets increased slightly, mainly as a result of higher average rates partially offset by lower average balances during the three months ended September 30, 2006, when compared to the three months ended September 30, 2005. Interest income increased $521,000 as a result of an increase in average rates from 3.89% during the three months ended September 30, 2005, to 4.45% during the three months ended September 30, 2006. Interest income decreased $202,000 as a result of a decrease in average balances from $406 million during the three months ended September 30, 2005, to $383 million during the three months ended September 30, 2006. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reach interest rate reset dates, their rates should increase along with market interest rate increases. Approximately $20-30 million of these securities will have their interest rates reset in the last quarter of 2006 and another $70-80 million will have interest rates resets in 2007. The Company has total variable-rate mortgage-backed securities of approximately $150 million at September 30, 2006.

             Interest income on investments and other interest-earning assets increased mainly as a result of higher average rates partially offset by lower average balances during the nine months ended September 30, 2006, when compared to the nine months ended September 30, 2005. Interest income increased $1.0 million as a result of an increase in average rates from 4.00% during the nine months ended September 30, 2005, to 4.35% during the nine months ended September 30, 2006. Interest income decreased $365,000 as a result of a decrease in average balances from $413 million during the nine months ended September 30, 2005, to $400 million during the nine months ended September 30, 2006. Activities related to investments are explained in the preceding paragraph.

Next Page

Total Interest Expense

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, total interest expense increased $6.5 million, or 43.9%, during the three months ended September 30, 2006, when compared with the three months ended September 30, 2005, primarily due to an increase in interest expense on deposits of $6.6 million, or 58.1%, and an increase in interest expense on subordinated debentures issued to capital trust of $96,000, or 37.6%, partially offset by a decrease in interest expense on FHLBank advances of $103,000, or 5.3%, and a decrease in interest expense on short-term borrowings of $28,000, or 2.1%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, total interest expense increased $7.0 million, or 50.4%, during the three months ended September 30, 2006, when compared with the three months ended September 30, 2005, primarily due to an increase in interest expense on deposits of $7.0 million, or 68.1%, and an increase in interest expense on subordinated debentures issued to capital trust of $96,000, or 37.6%, partially offset by a decrease in interest expense on FHLBank advances of $103,000, or 5.3%, and a decrease in interest expense on short-term borrowings of $28,000, or 2.1%.

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, total interest expense increased $19.0 million, or 47.5%, during the nine months ended September 30, 2006, when compared with the nine months ended September 30, 2005, primarily due to an increase in interest expense on deposits of $17.7 million, or 59.2%, an increase in interest expense on FHLBank advances of $426,000, or 7.3%, an increase in interest expense on short-term borrowings of $616,000, or 17.1%, and an increase in interest expense on subordinated debentures issued to capital trust of $254,000, or 36.3%.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, total interest expense increased $21.8 million, or 60.9%, during the nine months ended September 30, 2006, when compared with the nine months ended September 30, 2005, primarily due to an increase in interest expense on deposits of $20.5 million, or 79.9%, an increase in interest expense on FHLBank advances of $426,000, or 7.3%, an increase in interest expense on short-term borrowings of $616,000, or 17.1%, and an increase in interest expense on subordinated debentures issued to capital trust of $254,000, or 36.3%.

Interest Expense - Deposits

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, interest on demand deposits increased $841,000 due to an increase in average rates from 2.25% during the three months ended September 30, 2005, to 3.07% during the three months ended September 30, 2006. The average interest rates increased due to higher overall market rates of interest throughout 2005 and into 2006. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $214,000 due to an increase in average balances from $377 million during the three months ended September 30, 2005, to $412 million during the three months ended September 30, 2006. The Company continued to increase its checking balances in 2006 through increased relationships with correspondent, corporate and retail customers. Average noninterest-bearing demand balances increased from $182.0 million in the three months ended September 30, 2005, to $200.7 million in the three months ended September 30, 2006.

Next Page

             Interest expense on deposits increased $4.1 million as a result of an increase in average rates of interest on time deposits from 3.85% during the three months ended September 30, 2005, to 5.40% during the three months ended September 30, 2006. Interest expense on deposits also increased $1.4 million due to an increase in average balances of time deposits from $941 million during the three months ended September 30, 2005, to $1.08 billion during the three months ended September 30, 2006. Market rates of interest on new certificates began to increase in the latter half of 2004 and throughout 2005 and 2006 as the FRB raised short-term interest rates. In 2005 and 2006, the Company increased its balance of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates.

             The effects of the Company's accounting change in 2005 for certain interest rate swaps did not impact interest on demand deposits.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, interest expense on deposits increased $4.7 million as a result of an increase in average rates of interest on time deposits from 3.46% during the three months ended September 30, 2005, to 5.24% during the three months ended September 30, 2006. Interest expense on deposits also increased $1.3 million due to an increase in average balances of time deposits from $941 million during the three months ended September 30, 2005, to $1.08 billion during the three months ended September 30, 2006.

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, interest on demand deposits increased $3.0 million due to an increase in average rates from 1.99% during the nine months ended September 30, 2005, to 2.96% during the nine months ended September 30, 2006. The average interest rates increased due to higher overall market rates of interest throughout 2005 and into 2006. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $800,000 due to an increase in average balances from $379 million during the nine months ended September 30, 2005, to $428 million during the nine months ended September 30, 2006. The Company continued to increase its checking balances in 2006 through increased relationships with correspondent, corporate and retail customers. Average noninterest-bearing demand balances increased from $167 million in the nine months ended September 30, 2005, to $191 million in the nine months ended September 30, 2006.

             Interest expense on deposits increased $9.2 million as a result of an increase in average rates of interest on time deposits from 3.74% during the nine months ended September 30, 2005, to 5.02% during the nine months ended September 30, 2006. Interest expense on deposits also increased $4.6 million due to an increase in average balances of time deposits from $867 million during the nine months ended September 30, 2005, to $1.02 billion during the nine months ended September 30, 2006. Market rates of interest on new certificates began to increase in the latter half of 2004 and throughout 2005 and 2006 as the FRB raised short-term interest rates. In 2005 and 2006, the Company increased its balance of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates.

Next Page

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, interest expense on deposits increased $12.8 million as a result of an increase in average rates of interest on time deposits from 3.09% during the nine months ended September 30, 2005, to 4.83% during the nine months ended September 30, 2006. Interest expense on deposits also increased $3.9 million due to an increase in average balances of time deposits from $867 million during the nine months ended September 30, 2005, to $1.02 billion during the nine months ended September 30, 2006.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

             During the three months ended September 30, 2006 compared to the three months ended September 30, 2005, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $238,000 due to a decrease in average balances from $189 million during the three months ended September 30, 2005, to $169 million during the three months ended September 30, 2006. The decrease in FHLBank advances was offset by increases in the Company's deposits. Interest expense on FHLBank advances increased $135,000 due to an increase in average interest rates from 4.11% in the three months ended September 30, 2005, to 4.36% in the three months ended September 30, 2006. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

              Interest expense on short-term borrowings decreased $160,000 due to a decrease in average balances from $157 million during the three months ended September 30, 2005, to $114 million during the three months ended September 30, 2006. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers. In addition, average rates on short-term borrowings increased from 3.41% in the three months ended September 30, 2005, to 4.59% in the three months ended September 30, 2006, resulting in increased interest expense of $132,000. The average interest rates increased due to higher overall market rates of interest in 2006. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase into 2006 as the FRB has raised short-term interest rates.

             Interest expense on subordinated debentures issued to capital trust increased $103,000 due to increases in average rates from 5.54% in the three months ended September 30, 2005, to 7.84% in the three months ended September 30, 2006. Subsequent to September 30, 2006, the Company has elected to redeem the subordinated debentures and related trust preferred securities at par. The Company expects to issue new trust preferred securities and debentures which will require the Company to pay a variable rate of interest that is indexed to LIBOR. The Company expects that the spread to LIBOR that it will pay will be approximately 40 basis points lower than the rate it has been paying on the trust preferred securities that will be redeemed in November 2006.

Next Page

             During the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, interest expense on FHLBank advances increased due to higher average interest rates, partially offset by lower average balances. Interest expense on FHLBank advances increased $776,000 due to an increase in average interest rates from 3.76% in the nine months ended September 30, 2005, to 4.30% in the nine months ended September 30, 2006. Interest expense on FHLBank advances decreased $350,000 due to a decrease in average balances from $207 million during the nine months ended September 30, 2005, to $192 million during the nine months ended September 30, 2006. The decrease in FHLBank advances was offset by increases in the Company's deposits. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

             Average rates on short-term borrowings increased from 2.95% in the nine months ended September 30, 2005, to 4.30% in the nine months ended September 30, 2006, resulting in increased interest expense of $1.1 million. In addition, interest expense on short-term borrowings decreased $464,000 due to a decrease in average balances from $164 million during the nine months ended September 30, 2005, to $131 million during the nine months ended September 30, 2006. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers. The average interest rates increased due to higher overall market rates of interest in 2006. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase into 2006 as the FRB has raised short-term interest rates.

             Interest expense on subordinated debentures issued to capital trust increased $274,000 due to increases in average rates from 5.08% in the nine months ended September 30, 2005, to 7.14% in the nine months ended September 30, 2006.

Net Interest Income

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, the Company's overall average interest rate spread increased 8 basis points, or 2.9%, from 2.73% during the three months ended September 30, 2005, to 2.81% during the three months ended September 30, 2006. The increase was due to a 131 basis point increase in the weighted average yield received on interest-earning assets, partially offset by a 123 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 30 basis points, or 9.6%, from 3.14% during the three months ended September 30, 2005, to 3.44% during the three months ended September 30, 2006. In comparing the two periods, the yield on loans increased 139 basis points while the yield on investment securities and other interest-earning assets increased 56 basis points. The rate paid on deposits increased 136 basis points, the rate paid on FHLBank advances increased 25 basis points, the rate paid on short-term borrowings increased 118 basis points, and the rate paid on subordinated debentures issued to capital trust increased 230 basis points.

             The prime rate of interest averaged 6.42% during the three months ended September 30, 2005, compared to an average of 8.25% during the three months ended September 30, 2006. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and stood at 8.25% at September 30, 2006. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in 2006 compared to 2005.

Next Page

             Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly higher in the three and nine months ended September 30, 2006 compared to the 2005 periods. Interest costs on these liabilities began to increase in the latter half of 2004 through 2006 as a result of rising short-term market interest rates, primarily due to increases by the FRB. These interest costs may continue to increase in the near term. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, the Company's overall average interest rate spread decreased 4 basis points, or 1.4%, from 2.94% during the three months ended September 30, 2005, to 2.90% during the three months ended September 30, 2006. The decrease was due to a 135 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 131 basis point increase in the weighted average yield received on interest-earning assets. Excluding the impact of the accounting change for certain interest rate swaps, economically, net interest income for the third quarter of 2006 increased $2.3 million to $18.3 million compared to $16.0 million for the third quarter of 2005. Net interest margin excluding the effects of the accounting change was 3.52% in the quarter ended September 30, 2006, compared to 3.33% in the quarter ended September 30, 2005. In comparing the two periods, the yield on loans increased 139 basis points while the yield on investment securities and other interest-earning assets increased 56 basis points. The rate paid on deposits increased 152 basis points, the rate paid on FHLBank advances increased 25 basis points, the rate paid on short-term borrowings increased 118 basis points, and the rate paid on subordinated debentures issued to capital trust increased 230 basis points.

             Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, the Company's overall average interest rate spread increased 14 basis points, or 5.2%, from 2.70% during the nine months ended September 30, 2005, to 2.84% during the nine months ended September 30, 2006. The increase was due to a 128 basis point increase in the weighted average yield received on interest-earning assets, partially offset by a 114 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 31 basis points, or 10.1%, from 3.08% during the nine months ended September 30, 2005, to 3.39% during the nine months ended September 30, 2006. In comparing the two periods, the yield on loans increased 141 basis points while the yield on investment securities and other interest-earning assets increased 35 basis points. The rate paid on deposits increased 120 basis points, the rate paid on FHLBank advances increased 57 basis points, the rate paid on short-term borrowings increased 135 basis points, and the rate paid on subordinated debentures issued to capital trust increased 206 basis points.

             The prime rate of interest averaged 5.93% during the nine months ended September 30, 2005, compared to an average of 7.86% during the nine months ended September 30, 2006. The prime rate began to increase in the latter half of 2004, as stated above.

Next Page

             Excluding the effects of the Company's accounting change in 2005 for certain interest rate swaps, economically, the Company's overall average interest rate spread decreased 11 basis points, or 3.6%, from 3.05% during the nine months ended September 30, 2005, to 2.94% during the nine months ended September 30, 2006. The decrease was due to a 139 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 128 basis point increase in the weighted average yield received on interest-earning assets. Excluding the impact of the accounting change for certain interest rate swaps, economically, net interest income for the first nine months of 2006 increased $6.3 million to $53.0 million compared to $46.7 million for the first nine months of 2005. Net interest margin excluding the effects of the accounting change was 3.48% in the nine months ended September 30, 2006, compared to 3.38% in the nine months ended September 30, 2005. In comparing the two periods, the yield on loans increased 141 basis points while the yield on investment securities and other interest-earning assets increased 35 basis points. The rate paid on deposits increased 153 basis points, the rate paid on FHLBank advances increased 57 basis points, the rate paid on short-term borrowings increased 135 basis points, and the rate paid on subordinated debentures issued to capital trust increased 206 basis points.

Non-GAAP Reconciliation:
(Dollars in thousands)

	Three Months Ended September 30,
	2006		2005
	$	%	$	%

Reported Net Interest Margin	$17,865	3.44%	$15,100	3.14%

Amortization of deposit broker origination fees	417.08		270.06

Interest rate swap net settlements	--	--	644.13

Net interest margin excluding impact of hedge accounting entries	$18,282	3.52%	$16,014	3.33%

Next Page

	Nine Months Ended September 30,
	2006		2005
	$	%	$	%

Reported Net Interest Margin	$51,620	3.39%	$42,444	3.08%

Amortization of deposit broker origination fees	1,401.09		854.06

Interest rate swap net settlements	--	--	3,371.24

Net interest margin excluding impact of hedge accounting entries	$53,021	3.48%	$46,669	3.38%

             For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

             The provision for loan losses increased $375,000 from $975,000 during the three months ended September 30, 2005 to $1.4 million during the three months ended September 30, 2006. The allowance for loan losses increased $591,000, or 2.3%, to $26.1 million at September 30, 2006 compared to $25.5 million at June 30, 2006. Net charge-offs were $759,000 in the three months ended September 30, 2006 versus $1.3 million in the three months ended September 30, 2005.

             The provision for loan losses increased $1.2 million from $2.9 million during the nine months ended September 30, 2005 to $4.1 million during the nine months ended September 30, 2006. The allowance for loan losses increased $1.6 million, or 6.4%, to $26.1 million at September 30, 2006 compared to $24.5 million at December 31, 2005. Net charge-offs were $2.5 million in the nine months ended September 30, 2006 versus $2.3 million in the nine months ended September 30, 2005.

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

             The Bank's allowance for loan losses as a percentage of total loans was 1.55%, 1.52% and 1.59% at September 30, 2006, June 30, 2006 and December 31, 2005, respectively. The reduction in this percentage from December 31, 2005, was due to growth in the Company's loan portfolio as the allowance for loan losses increased $1.6 million during the nine months ended September 30, 2006. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Next Page

Non-performing Assets

             As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at September 30, 2006, were $28.3 million, up $11.5 million from December 31, 2005, and up $2.1 million from June 30, 2006. Non-performing assets as a percentage of total assets were 1.28% at September 30, 2006. Compared to December 31, 2005, non-performing loans increased $10.2 million to $26.4 million while foreclosed assets increased $1.3 million to $1.9 million. Commercial real estate, construction and business loans comprised $25.3 million, or 96%, of the total $26.4 million of non-performing loans at September 30, 2006.

             Non-performing Loans. Compared to December 31, 2005, non-performing loans increased $10.2 million to $26.4 million. The increase in non-performing loans during the quarter ended September 30, 2006, was primarily due to the addition of one $3.1 million loan relationship to the non-performing category and the increase by $1.8 million of one loan relationship already in the non-performing category, partially offset by the repayment of one loan relationship secured by two restaurant locations totaling $1.4 million and the repayment of one loan relationship secured by a motel near Branson, Mo., totaling $879,000. Increases in non-performing loans during the nine months ended September 30, 2006, were primarily due to the addition of one $1.0 million loan relationship and one $3.1 million loan relationship to the non-performing category and the increase by $3.8 million of one loan relationship (now totaling $5.2 million) already in the non-performing category. This increase was partially offset by the repayment of one $640,000 relationship which was included in non-performing assets at December 31, 2005, and the reduction of another relationship by $1.1 million through the sale of a portion of the assets securing the debt, resulting in a remaining relationship total of $910,000 at September 30, 2006. Three additional significant loan relationships were previously included in Non-performing Loans and remained there at September 30, 2006. These relationships are described more fully in the December 31, 2005, Annual Report on Form 10-K.

             The $3.1 million loan relationship was placed in the Non-performing Loans category during the quarter ended September 30, 2006. This relationship is primarily secured by a townhome/apartment development in the Kansas City, Mo., area, and was included in the Potential Problem Loans category at June 30, 2006.

             The $1.8 million loan relationship was placed in the Non-performing Loans category during the quarter ended September 30, 2006. This relationship is primarily secured by a motel in Branson, Mo., and was included in the Potential Problem Loans category at June 30, 2006. Subsequent to September 30, 2006, this loan was refinanced at another institution and the principal balance was repaid.

Next Page

             The $1.0 million loan relationship was placed in the Non-performing Loans category during the quarter ended June 30, 2006. This relationship is primarily secured by subdivision lots, houses under construction and commercial real estate lots in the Lake of the Ozarks, Missouri, area.

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

             The $5.2 million relationship was discussed in the December 31, 2005 Annual Report on Form 10-K, where $1.5 million was included in the Non-performing Loans category and $6.2 million was included in the Potential Problem Loans category. This relationship is secured by an office building, vacant land, developed and undeveloped residential subdivisions, houses under construction and houses used as rental property. The Company determined that the transfer of this portion of the relationship to the Non-performing Loans category was warranted due to continued deterioration of payment performance. During the three months ended March 31, 2006, the Company recorded a charge-off of $283,000 on this relationship. In addition, during the three months ended June 30, 2006, the borrower sold some of the commercial real estate and subdivision lots. The proceeds of these sales were used to reduce loan balances from $6.2 million to $5.3 million.

             Two additional unrelated credit relationships which were included in non-performing loan totals at December 31, 2005, and remain non-performing loans at September 30, 2006, are discussed below. The first relationship totals $858,000 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area and other commercial real estate collateral. The second relationship totals $909,000 and is secured primarily by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri. At September 30, 2006, the nine relationships described above accounted for $22.2 million of the non-performing loan total.

             Foreclosed Assets. Of the total $1.9 million of foreclosed assets at September 30, 2006, foreclosed real estate totaled $1.5 million and repossessed automobiles, boats and other personal property totaled $375,000. During the latter portion of 2005, the Company sold almost all of its foreclosed real estate assets in separate transactions to unrelated buyers.

Next Page

             Potential Problem Loans. Potential problem loans decreased $6.3 million during the nine months ended September 30, 2006 from $18.4 million at December 31, 2005 to $12.1 million at September 30, 2006. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the nine months ended September 30, 2006, potential problem loans decreased primarily due to the transfer to the non-performing loan category of the loan relationships previously described, partially offset by the addition of other unrelated loan relationships to the Potential Problem Loans category. At September 30, 2006, five large unrelated relationships make up the majority of the potential problem loan category. The first one of these relationships was described in the December 31, 2005 Annual Report on Form 10-K under the Potential Problem Loans category and the last four of these relationships were added to the Potential Problem Loans category during the quarter ended September 30, 2006, or in previous quarters in 2006. The first relationship totals $1.1 million (with an additional $5.2 million included in Non-performing Loans) and is secured primarily by single-family houses used as rental property and homes for sale in the Branson, Missouri, area. These loans are not included in the relationship's non-performing totals due to adequate payment performance and income production realized by the borrower on these properties. The second relationship totals $775,000 and is secured primarily by two motels in Texas and another motel in Arkansas. These motels have operated for several years; however, they are currently experiencing cash flow problems. This relationship was added to the Potential Problem Loans category during the quarter ended June 30, 2006. The following relationships were added to the Potential Problem Loans category during the quarter ended September 30, 2006. The third relationship totals $3.3 million and is secured primarily by a retail center, subdivisions and several houses being constructed for resale in the Springfield, Missouri, area. The houses have taken longer to build and sell than originally expected. The fourth relationship totals $2.6 million and is secured primarily by a motel in the State of Florida. This motel has operated for several years; however, it is currently experiencing occupancy and cash flow problems. The fifth relationship totals $764,000 and is secured primarily by three houses being constructed for resale in the Springfield, Missouri, area. The houses have taken longer to build and sell than originally expected. At September 30, 2006, the five significant relationships described above accounted for $8.6 million of the potential problem loan total.

Non-interest Income

             Including the effects of the Company's restatement in 2005 for certain interest rate swaps, total non-interest income increased $4.4 million in the three months ended September 30, 2006 when compared to the three months ended September 30, 2005. Non-interest income for the third quarter of 2006 was $7.1 million compared with $2.7 million for the third quarter 2005. The increase in non-interest income was primarily attributable to the effects of the accounting change for interest rate swaps on the prior period results. Non-interest income decreased $4.8 million in the three months ended September 30, 2005, and increased $537,000 in the three months ended September 30, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for the third quarter of 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $644,000 in the three months ended September 30, 2005. There was no reclassification of net interest settlements in the three months ended September 30, 2006. Excluding the effects of interest rate swap-related entries, non-interest income decreased $308,000, or 4.5%, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

Next Page

             For the three months ended September 30, 2006, income from commissions from the Company's travel, insurance and investment divisions decreased $61,000, or 3.0%, compared to the same period in 2005. Decreases in commission revenues occurred primarily in the investment and insurance divisions, with revenues in the travel division remaining flat compared to the 2005 period. In August 2005, the Company completed its acquisition of a travel company in Columbia, Missouri, and in January 2006, the Company completed its acquisition of a travel company in Lee's Summit, Missouri. During the quarter ending September 30, 2006, the Company completed its acquisition of a second travel company in Columbia, Missouri. The operations of these travel companies are now included in the operating results of the Company. The decrease in revenues in the investment division in the 2006 period is primarily related to lower sales of annuity products. Service charges on deposit accounts and ATM fees increased $341,000, or 9.8%, compared to the same period in 2005. In 2006 the Company increased some of its per-item charges on certain account activities. In addition, a portion of the fee increase is attributed to growth in accounts to which charges may apply. Late charges and fees on loans decreased by $419,000, or 60.4%, compared to the same period in 2005 due to significantly more loan prepayment fees collected in the 2005 period.

             Including the effects of the Company's restatement in 2005 for certain interest rate swaps, total non-interest income increased $3.0 million in the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. Non-interest income for the first nine months of 2006 was $21.7 million compared with $18.7 million for the first nine months of 2005. The increase in non-interest income was primarily attributable to the effects of the accounting change for interest rate swaps on the prior period results. Non-interest income decreased $3.8 million in the nine months ended September 30, 2005, and increased $1.0 million in the nine months ended September 30, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for the first nine months of 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $3.4 million in the nine months ended September 30, 2005. There was no reclassification of net interest settlements in the nine months ended September 30, 2006. Excluding the effects of interest rate swap-related entries, non-interest income increased $1.5 million, or 7.8%, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

             For the nine months ended September 30, 2006, income from commissions from the Company's travel, insurance and investment divisions increased $403,000, or 6.1%, compared to the same period in 2005. Increases in commission revenues occurred primarily in the travel division for the reasons stated above. Service charges on deposit accounts and ATM fees increased $959,000, or 9.7%, compared to the same period in 2005.

Non-interest Expense

             Total non-interest expense increased $898,000, or 7.9%, from $11.4 million in the three months ended September 30, 2005, compared to $12.3 million in the three months ended September 30, 2006. The increase was primarily due to: (i) an increase of $780,000, or 12.0%, in salaries and employee benefits and (ii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

Next Page

             The Company's increase in non-interest expense in the third quarter of 2006 compared to the same period in 2005 related to the continued growth of the Company. During the latter half of 2005, Great Southern completed its acquisition of three bank branches in central Missouri, acquired a Columbia, Mo.-based travel agency, and opened a banking center in Republic, Mo. In the first half of 2006, Great Southern acquired a travel agency in Lee's Summit, Mo., and established a new loan production office in Columbia, Mo. In September 2006, Great Southern opened new banking centers in Lee's Summit, Mo. and Ozark, Mo. As a result, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, non-interest expenses increased $545,000 related to the ongoing operations of these new offices referenced above. In addition to these acquisitions and new offices, the Company expanded the loan production offices in St. Louis and Rogers, Ark., and added lending and lending support personnel in the Springfield market. Consistent with many other employers, the cost of health insurance premiums and other benefits for the Company continues to rise and added $215,000 in expenses in the third quarter of 2006 compared to the same quarter in 2005. Effective July 1, 2006, the Company reduced the benefits which may be earned by current employees in future periods under the Company's multi-employer defined benefit pension plan. In addition, employees hired after June 30, 2006, will not accrue any benefits under this plan. The Company expects that these steps will reduce the Company's expense related to this plan by approximately $400,000 - 500,000 annually beginning in 2007. The savings achieved by taking these steps may be offset by other expenses associated with this plan, including, without limitation, additional Company contributions that may be necessary from time to time to ensure the plan is adequately funded and by a planned increase in the matching portion of the Company's 401(k) plan for all eligible participants.

             As a result of the adoption of FAS 123(R) effective January 1, 2006, during the quarter ended September 30, 2006, the Company also recorded expenses of $114,000, or $.01 per diluted share, related to the cost of stock options previously granted by the Company. No corresponding expense was recorded in 2005.

             Total non-interest expense increased $3.4 million, or 10.5%, from $32.7 million in the nine months ended September 30, 2005, compared to $36.2 million in the nine months ended September 30, 2006. The increase was primarily due to: (i) an increase of $2.6 million, or 13.6%, in salaries and employee benefits; (ii) an increase of $306,000, or 5.7%, in net occupancy and equipment expense; and (iii) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships.

             The Company's increase in non-interest expense in the first nine months of 2006 compared to the same period in 2005 related to the continued growth of the Company. As noted above, during the latter half of 2005, Great Southern completed its acquisition of three bank branches in central Missouri, acquired a Columbia, Mo.-based travel agency, and opened a banking center in Republic, Mo., and in the first quarter 2006, acquired a travel agency in Lee's Summit, Mo., and established a new loan production office in Columbia, Mo. As a result, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, non-interest expenses increased $1.4 million related to the ongoing operations of these new offices referenced above. In addition to these acquisitions and new offices, the Company expanded the loan production offices in St. Louis and Rogers, Ark., and added lending and lending support personnel in the Springfield market. The cost of health insurance premiums and other benefits for the Company added $800,000 in expenses in the first nine months of 2006 compared to the same period in 2005.

             As a result of the adoption of FAS 123(R) effective January 1, 2006, during the nine months ended September 30, 2006, the Company also recorded expenses of $343,000, or $.02 per diluted share, related to the cost of stock options previously granted by the Company. No corresponding expense was recorded in 2005.

Next Page

             The Company's efficiency ratio for the quarter ended September 30, 2006, was 49.24% compared to 64.01% in the same quarter in 2005. These efficiency ratios include the impact of the accounting change for certain interest rate swaps. Excluding the effects of accounting for interest rate swaps, the efficiency ratio for the third quarter 2006 was 49.48% compared to 49.79% in the same period in 2005. The Company's ratio of non-interest expense to average assets has remained very constant over these recent periods at approximately 2.20%.

             The Company's efficiency ratio for the nine months ended September 30, 2006, was 49.34% compared to 53.53% in the same period in 2005. These efficiency ratios include the impact of the accounting change for certain interest rate swaps. Excluding the effects of accounting for interest rate swaps, the efficiency ratio for the first nine months of 2006 was 49.08% compared to 49.72% in the same period in 2005.

Non-GAAP Reconciliation
(Dollars in Thousands)

	Three Months Ended September 30,
	2006			2005
	Non-Interest Expense (000)	Revenue Dollars* (000)%		Non-Interest Expense (000)	Revenue Dollars* (000)%
Efficiency Ratio	$12,288	$24,955	49.24%	$11,390	$17,795	64.01%
Amortization of deposit broker origination fees	--	417	(.81)	--	270	(.76)
Net change in fair value of interest rate swaps and related deposits	--	(537)	1.05	--	4,810	(13.46)
Efficiency ratio excluding impact of hedge accounting entries	$12,288	$24,835	49.48%	$11,390	$22,875	49.79%
* Net interest income plus non-interest income.
	Nine Months Ended September 30,
	2006			2005
	Non-Interest Expense (000)	Revenue Dollars* (000)%		Non-Interest Expense (000)	Revenue Dollars* (000)%
Efficiency Ratio	$36,153	$73,274	49.34%	$32,723	$61,132	53.53%
Amortization of deposit broker origination fees	--	1,401	(.95)	--	854	(.69)
Net change in fair value of interest rate swaps and related deposits	--	(1,019)	.69	--	3,828	(3.12)
Efficiency ratio excluding impact of hedge accounting entries	$36,153	$73,656	49.08%	$32,723	$65,814	49.72%
* Net interest income plus non-interest income.

Next Page

Provision for Income Taxes

             Provision for income taxes as a percentage of pre-tax income decreased slightly from 29.2% for the three months ended September 30, 2005, to 29.0% for the three months ended September 30, 2006. These effective tax rates were slightly lower than historical levels of approximately 32%. The lower effective tax rate related primarily to tax credits for 2005 and 2006. For future periods, the Company expects the effective tax rate to be in the range of 30-32% of pre-tax income.

             Provision for income taxes as a percentage of pre-tax income decreased slightly from 31.4% for the nine months ended September 30, 2005, to 31.1% for the nine months ended September 30, 2006.

Next Page

Average Balances, Interest Rates and Yields

             The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $757,000 and $582,000 for the three months ended September 30, 2006 and 2005, respectively. Fees included in interest income were $2.1 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

Next Page

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$177,044	$3,039	6.81%	$177,936	$2,708	6.04%
Other residential	76,794	1,583	8.18	124,657	2,330	7.41
Commercial real estate	479,374	10,184	8.43	489,145	8,545	6.93
Construction	601,888	13,331	8.79	404,133	7,232	6.96
Commercial business	115,103	2,483	8.56	108,886	1,911	7.10
Other loans	141,814	2,710	7.58	141,802	2,382	6.66
Industrial revenue bonds(1)	86,610	1,575	7.21	54,880	836	6.05
Total loans receivable	1,678,627	34,905	8.25	1,501,439	25,944	6.86

Investment securities and other interest-earning assets(1)	382,957	4,299	4.45	405,547	3,980	3.89

Total interest-earning assets	2,061,584	39,204	7.54	1,906,986	29,924	6.23
Noninterest-earning assets:
Cash and cash equivalents	98,693			93,629
Other non-earning assets	42,958			28,510
Total assets	$2,203,235			$2,029,125
Interest-bearing liabilities:
Interest-bearing demand and savings	$ 412,475	3,191	3.07	$ 377,261	2,136	2.25
Time deposits	1,075,292	14,623	5.40	940,597	9,128	3.85
Total deposits	1,487,767	17,814	4.75	1,317,858	11,264	3.39
Short-term borrowings	114,088	1,320	4.59	156,883	1,348	3.41
Subordinated debentures issued to capital trust	17,768	351	7.84	18,256	255	5.54
FHLB advances	168,721	1,854	4.36	188,883	1,957	4.11

Total interest-bearing liabilities	1,788,344	21,339	4.73	1,681,880	14,824	3.50
Noninterest-bearing liabilities:
Demand deposits	200,712			182,005
Other liabilities	48,253			12,321
Total liabilities	2,037,309			1,876,206
Stockholders' equity	165,926			152,919
Total liabilities and stockholders' equity	$2,203,235			$2,029,125
Net interest income:
Interest rate spread		$17,865	2.81%		$15,100	2.73%
Net interest margin*			3.44%			3.14%
Average interest-earning assets to average interest-bearing liabilities	115.3%			113.4%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $62.6 million and $50.2 million for the three months ended September 30, 2006 and 2005, respectively. In addition, average tax-exempt industrial revenue bonds were $26.2 million and $20.6 million for the three months ended September 30, 2006 and 2005, respectively. Interest income on tax-exempt assets included in this table was $1.1 million and $786,000 for the three months ended September 30, 2006 and 2005, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $817,000 and $614,000 for the three months ended September 30, 2006 and 2005, respectively.

Next Page

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$176,781	$8,913	6.74%	$178,234	$7,571	5.68%
Other residential	89,878	5,493	8.17	120,754	6,395	7.08
Commercial real estate	467,178	28,071	8.03	472,107	23,347	6.61
Construction	579,724	36,404	8.40	368,540	18,378	6.67
Commercial business	109,272	6,918	8.46	104,469	5,215	6.67
Other loans	140,037	7,799	7.45	136,117	6,830	6.71
Industrial revenue bonds(1)	75,853	4,022	7.09	51,561	2,389	6.19
Total loans receivable	1,638,723	97,620	7.96	1,431,782	70,125	6.55

Investment securities and other interest-earning assets(1)	399,963	13,009	4.35	412,775	12,338	4.00

Total interest-earning assets	2,038,686	110,629	7.26	1,844,557	82,463	5.98
Noninterest-earning assets:
Cash and cash equivalents	98,990			91,454
Other non-earning assets	40,921			25,474
Total assets	$2,178,597			$1,961,485
Interest-bearing liabilities:
Interest-bearing demand and savings	$ 427,998	9,469	2.96	$ 379,159	5,639	1.99
Time deposits	1,015,550	38,124	5.02	866,889	24,260	3.74
Total deposits	1,443,548	47,593	4.41	1,246,048	29,899	3.21
Short-term borrowings	131,468	4,225	4.30	163,547	3,609	2.95
Subordinated debentures issued to capital trust	17,847	953	7.14	18,397	699	5.08
FHLB advances	192,422	6,238	4.33	206,673	5,812	3.76

Total interest-bearing liabilities	1,785,285	59,009	4.42	1,634,665	40,019	3.28
Noninterest-bearing liabilities:
Demand deposits	191,073			167,342
Other liabilities	39,614			11,600
Total liabilities	2,015,972			1,813,607
Stockholders' equity	162,625			147,878
Total liabilities and stockholders' equity	$2,178,597			$1,961,485
Net interest income:
Interest rate spread		$51,620	2.84%		$42,444	2.70%
Net interest margin*			3.39%			3.08%
Average interest-earning assets to average interest-bearing liabilities	114.2%			112.8%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $63.3 million and $44.2 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, average tax-exempt industrial revenue bonds were $25.7 million and $17.8 million for the nine months ended September 30, 2006 and 2005, respectively. Interest income on tax-exempt assets included in this table was $3.0 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.2 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively.

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

	Three Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 5,671	$3,290	$ 8,961
Investment securities and
other interest-earning assets	521	(202)	319
Total interest-earning assets	6,192	3,088	9,280
Interest-bearing liabilities:
Demand deposits	841	214	1,055
Time deposits	4,050	1,445	5,495
Total deposits	4,891	1,659	6,550
Short-term borrowings	132	(160)	(28)
Subordinated debentures issued
to capital trust	103	(7)	96
FHLBank advances	135	(238)	(103)
Total interest-bearing liabilities	5,261	1,254	6,515
Net interest income	$ 931	$1,834	$2,765

Next Page

	Nine Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$16,481	$11,014	$27,495
Investment securities and
other interest-earning assets	1,036	(365)	671
Total interest-earning assets	17,517	10,649	28,166
Interest-bearing liabilities:
Demand deposits	3,030	800	3,830
Time deposits	9,229	4,635	13,864
Total deposits	12,259	5,435	17,694
Short-term borrowings	1,080	(464)	616
Subordinated debentures issued
to capital trust	274	(20)	254
FHLBank advances	776	(350)	426
Total interest-bearing liabilities	14,389	4,601	18,990
Net interest income	$3,128	$6,048	$ 9,176

Next Page

Liquidity and Capital Resources

             Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2006, the Company had commitments of approximately $30.1 million to fund loan originations, $342.6 million of unused lines of credit and unadvanced loans, and $24.8 million of outstanding letters of credit.

              Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

             The Company's stockholders' equity was $169.5 million, or 7.7% of total assets of $2.21 billion at September 30, 2006, compared to equity of $152.8 million, or 7.3%, of total assets of $2.08 billion at December 31, 2005.

             Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On September 30, 2006, the Bank's Tier 1 risk-based capital ratio was 10.16%, total risk-based capital ratio was 11.41% and the Tier 1 leverage ratio was 8.42%. As of September 30, 2006, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2006, the Company's Tier 1 risk-based capital ratio was 10.32%, total risk-based capital ratio was 11.57% and the leverage ratio was 8.53%. As of September 30, 2006, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

             At September 30, 2006, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $95,000.

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

Next Page

             Statements of Cash Flows. During the nine months ended September 30, 2006 and 2005, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

             Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $23.4 million during the nine months ended September 30, 2006, and $27.0 million during the nine months ended September 30, 2005.

             During the nine months ended September 30, 2006 and 2005, investing activities used cash of $124.6 million and $184.5 million, respectively, primarily due to the net increase of loans in each period.

             Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $101.6 million during the nine months ended September 30, 2006 and $161.6 million during the nine months ended September 30, 2005. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, stock repurchases and dividend payments to stockholders.

             Dividends. During the three months ended September 30, 2006, the Company declared a dividend of $0.15 per share (which was paid in October 2006), or 26% of net income per diluted share, and paid dividends of $0.15 per share (which was declared in June 2006). During the three months ended September 30, 2005, the Company declared a dividend of $0.13 (which was paid in October 2005), or 46% of net income per diluted share, and paid dividends of $0.13 (which was declared in June 2005).

             During the nine months ended September 30, 2006, the Company declared dividends of $0.44 per share, or 27% of net income per diluted share, and paid a dividend of $0.43 per share. During the nine months ended September 30, 2005, the Company declared dividends of $0.38, or 30% of net income per diluted share, and paid dividends of $0.37 per share.

             Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2006, the Company repurchased 126 shares of its common stock at an average price of $27.08 per share and issued 24,190 shares of stock at an average price of $15.37 per share to cover stock option exercises. During the three months ended June 30, 2005, the Company repurchased 91 shares of its common stock at an average price of $32.23 per share and issued 24,823 shares of stock at an average price of $10.06 per share to cover stock option exercises.

             During the nine months ended September 30, 2006, the Company repurchased 99,739 shares of its common stock at an average price of $26.57 per share and issued 68,177 shares of stock at an average price of $13.99 per share to cover stock option exercises. During the nine months ended September 30, 2005, the Company repurchased 21,273 shares of its common stock at an average price of $30.77 per share and issued 48,604 shares of stock at an average price of $9.83 per share to cover stock option exercises.

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

             The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2006, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative.

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

Next Page

             In addition to the disclosures previously made by the Company in the December 31, 2005, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2006.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2006	$ 30.0	5.37%	4.50%
2007	169.8	5.28	4.72
2008	17.4	5.24	4.20
2009	69.4	5.35	4.03
2010	24.2	5.33	3.65
2011	41.7	5.38	3.80
2012	12.6	5.33	4.81
2013	43.0	5.33	4.30
2014	16.4	5.40	4.55
2015	29.5	5.31	4.16
2016	34.2	5.43	5.22
2017	16.6	5.32	5.27
2018	4.8	5.39	4.00
2019	52.6	5.31	4.81
2020	14.9	5.32	4.00
2023	7.8	5.46	5.10
2031	17.3	7.52	9.00

Total Notional Amount	$602.2	5.39%	4.60%

Fair Value Adjustment Asset (Liability)	$ (9.7)

Next Page

ITEM 4. CONTROLS AND PROCEDURES

             An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of September 30, 2006, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

             There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             On December 26, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the third quarter of 2006 is as follows.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
July 1, 2006 - July 31, 2006	--		--	95,554
August 1, 2006 - August 31, 2006	126	$27.08	126	95,428
September 1, 2006 - September 30, 2006	--		--	95,428
	126	$27.08	126
(1)	Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

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

Great Southern Bancorp, Inc.
Registrant
Date: November 9, 2006	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2006	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

Next Page

Exhibit Index
Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

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