Form 10-K
period 2006-12-31
GREAT SOUTHERN BANCORP INC
filed 2007-03-16
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)
Maryland	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)
(417) 887-4400 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]
Indicated by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]
Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [X]
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2006, computed by reference to the closing price of such shares on that date, was $317,925,136. At March 9, 2007, 13,687,696 shares of the Registrant's common stock were outstanding.

Next Page

TABLE OF CONTENTS

Page
PART I
ITEM 1. BUSINESS	1
Great Southern Bancorp, Inc.	1
Great Southern Bank	1
Forward-Looking Statements	2
Internet Website	2
Primary Market Area	3
Recent Acquisitions	4
Lending Activities	4
Loan Portfolio Composition	6
Environmental Issues	8
Residential Real Estate Lending	9
Commercial Real Estate and Construction Lending	10
Other Commercial Lending	11
Consumer Lending	12
Originations, Purchases, Sales and Servicing of Loans	13
Loan Delinquencies and Defaults	15
Classified Assets	16
Non-Performing Assets	16
Allowances for Losses on Loans and Foreclosed Assets	18
Investment Activities	21
Sources of Funds	25
Subsidiaries	31
Competition	32
Employees	33
Government Supervision and Regulation	33
Federal and State Taxation	37
ITEM 1A. RISK FACTORS	38
ITEM 1B. UNRESOLVED STAFF COMMENTS	45
ITEM 2. PROPERTIES	45
ITEM 3. LEGAL PROCEEDINGS	48
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT	48

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	49
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA	51
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION	55
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	86
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION	91
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	138
ITEM 9A. CONTROLS AND PROCEDURES	137
ITEM 9B. OTHER INFORMATION	141

Next Page
i

Next Page
ii

PART I

ITEM 1.             BUSINESS.

THE COMPANY

Great Southern Bancorp, Inc.

             Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a financial holding company and parent of Great Southern Bank ("Great Southern" or the "Bank"). Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve Board" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company. In 2004, Bancorp was re-incorporated under the laws of the State of Maryland.

             As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2006, Bancorp's consolidated assets were $2.24 billion, consolidated net loans were $1.67 billion, consolidated deposits were $1.70 billion and consolidated stockholders' equity was $176 million. The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

             Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 37 branches located in southwestern and central Missouri and the Kansas City, Missouri area. At December 31, 2006, the Bank had total assets of $2.24 billion, net loans of $1.67 billion, deposits of $1.71 billion and stockholders' equity of $193 million, or 8.6% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

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

Forward-Looking Statements

             When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to access cost-effective funding, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Next Page

Primary Market Area

             Great Southern's primary market area encompasses 15 counties in southwestern and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such diversified markets as Springfield, Joplin, the resort areas of Branson and Lake of the Ozarks, and various smaller communities in the Bank's market area. Management believes that the Bank's share of the deposit and lending markets in its market area is approximately 10% and that the Bank's affiliates have an even smaller percent, with the exception of the travel agency which has a larger percent of its respective business in its market area. In 2006, the Bank expanded its branch and ATM system into the Kansas City market by opening its first retail branch in Lee's Summit, Missouri.

             Great Southern's largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 398,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university. Springfield is also a regional health care center. The unemployment rate in this area is, and has consistently been, below the national average.

             The second largest concentration of loans is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, country music and novelty shows and other recreational facilities. As a result of the rapid growth of the Branson area in the early 1990's, property values increased at unusually high rates. This growth also provided for increased loan demand and a more volatile lending market than had previously been present in that area. Due to overbuilding of commercial properties during the mid-1990's, property values experienced downward pressure in the late 1990's. In recent years, commercial real estate values have stabilized. Reduced demand for residential properties in the 1990's similarly created downward pressure on one- to four-family and multi-family, primary and vacation residences in this area. In recent years, residential real estate demand and values have shown improvements. Branson is currently experiencing significant growth again as a result of a large retail, hotel, convention center development which has opened in Branson's historic downtown. This project is expected to create hundreds of new jobs in the area. In addition, several large national retailers have opened or will soon open stores in Branson.

             A significant portion of the Bank's loans are secured by properties in the two county region that includes the Branson area. Approximately $197.0 million, or 10.2%, of the total loan portfolio at December 31, 2006, was secured by commercial real estate, commercial construction, other residential properties, one- to four-family residential properties, and one- to four-family construction properties, and consumer loans in the Branson area. Residential mortgages account for approximately $68.5 million of this total. Included in the Branson concentration totals are approximately $6.4 million of non-performing loans.

             To expand and diversify the Bank's loan portfolio, the Bank opened a loan production office in Kansas City, Missouri, and a Northwest Arkansas loan production office in Rogers, Arkansas, in 2003. In February 2005, Great Southern opened a loan production office in St. Louis, Missouri. Great Southern historically served commercial lending needs in the St. Louis, Kansas City and Northwest Arkansas regions from its Springfield office. The Bank's familiarity with these three growth markets, coupled with potential strong loan demand, led to physical expansion in these regions that allows Great Southern to more conveniently serve and expand relationships with existing customers and attract new business. Managed by seasoned commercial lenders who have personal experience and knowledge in their respective markets, the offices offer all Great Southern commercial lending services, including fixed and variable rate commercial real estate loans for new and existing customers. Underwriting of all loan production in these regions is performed in Springfield, so credit decisions are consistent across all markets.

Next Page

             In 2006, the Kansas City loan production office experienced growth with $75.1 million in commercial loan originations. As of December 31, 2006, the Kansas City office had $183.9 million in outstanding loan balances, which includes loans previously originated and serviced by the Springfield office.

             The Northwest Arkansas loan production office primarily serves the Northwest Arkansas corridor, which includes the cities of Fayetteville, Rogers, Springdale and Bentonville. The Northwest Arkansas corridor was named as one of the strongest regional economies in the nation, according to a recent Milken Institute Report. Loan originations in 2006 for the Northwest Arkansas office were $75.3 million. As of December 31, 2006, the Arkansas office had outstanding loan balances of $149.9 million, which included loans previously originated and serviced by the Springfield office.

             In 2006, the St. Louis loan production office experienced growth with $193.9 million in commercial loan originations, which included both funded and unfunded portions of construction loans and other short term loans. As of December 31, 2006, the St. Louis office had $213.0 million in outstanding loan balances, which included loans previously originated and serviced by the Springfield office.

             In March 2006, Great Southern opened a loan production office in Columbia, Missouri, which serves the Columbia, Jefferson City and Lake of the Ozarks markets. Similar to the other loan production offices, the Columbia office is managed by a seasoned commercial lender who has personal experience and knowledge in these markets.

Recent Acquisitions

             In January 2006, Great Southern acquired Classic Cruise and Travel in Lee's Summit, Missouri. The agency serves both leisure and corporate travel needs in the Lee's Summit market.

             In August 2006, Great Southern acquired Global Travel and Vacations in Columbia, Missouri. It offers primarily leisure travel services to the Columbia market.

             Great Southern has entered into a contract to purchase The Travel Company with two locations in the greater St. Louis, Missouri area. The agency serves both leisure and corporate travel needs in the St. Louis market.

Lending Activities

             General

             From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in these areas as well as in the origination of commercial business and consumer loans, primarily the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2006, the balance of participation loans purchased was $68.4 million, or 3.5% of the total loan portfolio. None of these participation loans were non-performing at December 31, 2006.

Next Page

             One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Freddie Mac and Fannie Mae standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates. Depending on market conditions, the ongoing servicing of these loans is at times retained by Great Southern and at other times released to the purchaser of the loan. Great Southern retains substantially all of the adjustable-rate mortgage loans that it originates in its portfolio.

             Another principal lending activity of Great Southern is the origination of commercial real estate and commercial construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounted for approximately 50% of the portfolio at December 31, 2006.

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

             The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential property. Typically, private mortgage insurance is required for the loan amount above the 80% level. For commercial real estate and other residential real property loans, Great Southern may loan up to a maximum of 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.

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

             Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has concentrated its lending efforts in Missouri and Northern Arkansas, with the largest concentration of its lending activity being in southwestern and central Missouri. In addition, the Bank has made loans, secured primarily by commercial real estate, in other states, primarily Oklahoma, Kansas and other Midwestern states.

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

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$ 176,630	9.1%	$ 173,135	9.7%	$ 171,197	11.6%	$ 158,990	12.4%	$ 172,142	15.3%
Other residential	73,366	3.8	105,845	6.0	117,755	8.0	107,090	8.4	84,862	7.5
Commercial and industrial revenue bonds	529,046	27.4	553,195	31.2	526,776	35.6	494,158	38.7	452,938	40.2
Residential Construction:
One- to four-family	347,287	18.0	246,912	13.9	160,161	10.8	92,126	7.2	68,416	6.1
Other residential	69,077	3.6	72,262	4.1	40,587	2.7	29,211	2.3	29,107	2.6
Commercial construction	443,286	22.9	382,651	21.6	230,103	15.5	180,211	14.1	115,148	10.2

Total real estate loans	1,638,692	84.8	1,534,000	86.5	1,246,579	84.2	1,061,786	83.1	922,613	81.9

Other Loans:
Consumer loans:
Guaranteed student loans	3,592.2		3,345.2		2,976.2		3,090.3		3,407.3
Automobile, boat, etc.	96,242	5.0	84,092	4.7	80,517	5.4	78,828	6.2	74,160	6.6
Home equity and improvement	42,824	2.2	48,992	2.8	45,703	3.1	40,028	3.1	33,896	3.0
Other	2,152.1		1,371.1		1,318.1		1,482.1		980.1

Total Consumer loans	144,810	7.5	137,800	7.8	130,514	8.8	123,428	9.7	112,443	10.0
Other commercial loans	149,593	7.7	102,034	5.7	103,635	7.0	92,039	7.2	91,123	8.1

Total other loans	294,403	15.2	239,834	13.5	234,149	15.8	215,467	16.9	203,566	18.1

Total loans	1,933,095	100.0%	1,773,834	100.0%	1,480,728	100.0%	1,277,253	100.0%	1,126,179	100.0%

Less:
Loans in process	229,794		233,213		121,677		109,004		55,468
Deferred fees and discounts	2,425		1,902		1,054		834		779
Allowance for loan losses	26,258		24,549		23,489		20,844		21,288

Total loans receivable, net	$1,674,618		$1,514,170		$1,334,508		$1,146,571		$1,048,644

Next Page

             The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$ 33,378	1.7%	$ 22,269	1.3%	$ 25,266	1.7%	$ 26,136	2.1%	$ 19,142	1.7%
Other Residential	31,575	1.6	38,473	2.2	65,646	4.4	51,961	4.1	48,661	4.3
Commercial	117,701	6.1	130,316	7.3	110,414	7.5	125,949	9.9	112,199	10.0
Residential construction:
One- to four- family	9,740.5		18,224	1.0	83,306	5.6	59,070	4.6	35,843	3.2
Other Residential	10,946.6		16,166.9		11,880.8		8,165.6		7,291.6
Commercial construction	8,495.4		13,980.8		24,391	1.7	22,007	1.7	10,843	1.0

Total real estate loans	211,835	10.9	239,428	13.5	320,903	21.7	293,288	23.0	233,979	20.8
Consumer loans	104,789	5.4	91,639	5.2	87,868	5.9	85,710	6.7	80,544	7.2
Other commercial loans	26,173	1.4	20,374	1.1	36,660	2.5	29,242	2.3	14,977	1.3

Total fixed-rate loans	342,797	17.7	351,441	19.8	445,431	30.1	408,240	32.0	329,500	29.3
Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	143,252	7.4	150,866	8.5	145,931	9.9	132,854	10.4	153,000	13.6
Other Residential	41,791	2.2	67,372	3.8	52,109	3.5	55,129	4.3	36,201	3.2
Commercial	411,346	21.3	422,879	23.8	416,362	28.1	368,210	28.8	340,739	30.2
Residential construction:
One- to four-family	337,547	17.4	228,688	12.9	76,855	5.2	33,056	2.6	32,573	2.9
Other residential	58,131	3.0	56,096	3.2	28,707	1.9	21,046	1.6	21,816	1.9
Commercial construction	434,791	22.5	368,671	20.8	205,712	13.9	158,204	12.4	104,305	9.3

Total real estate loans	1,426,858	73.8	1,294,572	73.0	925,676	62.5	768,499	60.1	688,634	61.1
Consumer loans	40,020	2.1	46,161	2.6	42,646	2.9	37,718	3.0	31,899	2.8
Other commercial loans	123,420	6.4	81,660	4.6	66,975	4.5	62,796	4.9	76,146	6.8

Total adjustable-rate loans	1,590,298	82.3	1,422,393	80.2	1,035,297	69.9	869,013	68.0	796,679	70.7

Total loans	1,933,095	100.0%	1,773,834	100.0%	1,480,728	100.0%	1,277,253	100.0%	1,126,179	100.0%
Less:
Loans in process	229,794		233,213		121,677		109,004		55,468
Deferred fees and discounts	2,425		1,902		1,054		834		779
Allowance for loan losses	26,258		24,549		23,489		20,844		21,288

Total loans receivable, net	$1,674,618		$1,514,170		$1,334,508		$1,146,571		$1,048,644

Next Page

             The following table presents the contractual maturities of loans at December 31, 2006. The table is based on information prepared in accordance with generally accepted accounting principles.

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Real Estate Loans:
Residential
One- to four- family	$ 18,379	$ 25,382	$ 132,869	$ 176,630
Other residential	27,350	23,464	22,552	73,366
Commercial	191,352	242,261	95,433	529,046
Residential construction:
One- to four- family	268,024	79,263	---	347,287
Other residential	41,968	16,624	10,485	69,077
Commercial construction	329,289	101,873	12,124	443,286
Total real estate loans	876,362	488,867	273,463	1,638,692
Other Loans:
Consumer loans:
Guaranteed student loans	3,592	---	---	3,592
Automobile	14,062	42,005	40,175	96,242
Home equity and improvement	2,346	11,261	29,217	42,824
Other	2,152	---	---	2,152
Total consumer loans	22,152	53,266	69,392	144,810
Other commercial loans	74,030	51,649	23,914	149,593
Total other loans	96,182	104,915	93,306	294,403
Total loans	$ 972,544	$ 593,782	$ 366,769	$1,933,095

             As of December 31, 2006, loans due after December 31, 2007 with fixed interest rates totaled $263.9 million and loans due after December 31, 2007 with adjustable rates totaled $696.6 million.

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

Next Page

             Residential Real Estate Lending

             At December 31, 2006 and 2005, loans secured by residential real estate, excluding that which is under construction, totaled $250 million and $279 million, respectively, and represented approximately 12.9% and 15.7%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were low during the years ended December 31, 2002 through 2004. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans primarily during 2002 and 2003, most of which were sold in the secondary market, and accounted for the decline in the Bank's one- to four-family residential real estate loan portfolio prior to 2004. As rates began to move up in 2004 through 2006, fewer loans were refinanced and paid off early. In addition, more borrowers opted for adjustable-rate loans which the Bank generally retains in its portfolio. Other residential real estate loan balances have decreased over the past two years, primarily as a result of loans secured by apartments and other multi-family units being refinanced elsewhere.

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

Next Page

             Commercial Real Estate and Construction Lending

             Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980's. Great Southern does commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Great Southern expects to maintain or increase the current percentage of commercial real estate and commercial construction loans in its total loan portfolio subject to commercial real estate and other market conditions and to applicable regulatory restrictions. See "Government Supervision and Regulation" below.

             At December 31, 2006 and 2005, loans secured by commercial real estate (excluding that which is under construction) totaled $529 million and $553 million, respectively, or approximately 27.4% and 31.2%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2006 and 2005, construction loans secured by projects under construction and the land on which the projects are located aggregated $860 million and $702 million, respectively, or 44.5% and 39.6%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

             The Bank's construction loans generally have a term of one year or less. The construction loan agreements for one- to four-family projects generally provide that principal reductions are required as individual condominium units or single-family houses are built and sold to a third party. This insures that the remaining loan balance, as a proportion to the value of the remaining security, does not increase. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request. Normally, Great Southern's commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

             The Bank's commercial real estate, construction and other residential loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2006. These collateral types represent the five highest percentage concentrations of commercial real estate, construction and other residential loan types to the total loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2006
	(Dollars in thousands)

Subdivisions	$159,865	8.3%	$1,707
Apartments	$131,995	6.8%	$ 150
Health Care Facilities	$130,016	6.7%	$1,804
Motels/Hotels	$125,739	6.5%	$3,498
Condominiums	$100,948	5.2%	$ ---

Next Page

             The Bank's commercial real estate and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2006, this limit was approximately $54.9 million. See "Government Supervision and Regulation." At December 31, 2006, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2006, the Bank's largest relationship totaled $42.0 million. All loans included in this relationship were current at December 31, 2006.

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

             Other Commercial Lending

             At December 31, 2006 and 2005, respectively, Great Southern had $150 million and $102 million in other commercial loans outstanding, or 7.7% and 5.7%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

             As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2006, Great Southern had 145 letters of credit outstanding in the aggregate amount of $25.3 million. Approximately 76% of the aggregate amount of these letters of credit were secured, including one $5.4 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds.

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

             Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $145 million and $138 million at December 31, 2006 and 2005, respectively, or 7.5% and 7.8%, respectively, of the Bank's total loan portfolio.

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

             Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. At December 31, 2006, the Bank had $87.0 million of indirect auto, boat, modular home and recreational vehicle loans in its portfolio. While the Bank's initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller.

             Student loans are underwritten in compliance with the regulations of the U.S. Department of Education for the Federal Family Education Loan Programs ("FFELP"). The FFELP loans are administered and guaranteed by the Missouri Coordinating Board for Higher Education as long as the Bank complies with the regulations. The Bank has contracted with the Missouri Higher Education Loan Authority (the "MOHELA") to originate and service these loans and to purchase these loans during the grace period immediately prior to the loans beginning their repayment period. This repayment period generally commences at the time the student graduates or does not maintain the required hours of enrollment.

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

             A number of banks, both locally and regionally, do not have the capital to handle large commercial credits or are seeking diversification of risk in their portfolios. In order to take advantage of this situation, beginning in 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial construction loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $44.2 million of these loans in the fiscal year ended December 31, 2006 and $73.1 million in the fiscal year ended December 31, 2005. Of the total $68.4 million of purchased participation loans outstanding at December 31, 2006, $19.1 million was purchased from one institution, secured by properties located in Arkansas. None of these loans were non-performing at December 31, 2006.

             There have been no whole loan purchases by the Bank in the last five years. At December 31, 2006 and 2005, approximately $223,000, or 0.01%, and $287,000, or 0.02%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

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

             The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $71.1 million, $49.2 million and $60.4 million during fiscal 2006, 2005 and 2004, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

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

             The Bank sold guaranteed student loans in aggregate amounts of $2.3 million, $3.9 million and $8.0 million during fiscal 2006, 2005 and 2004, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

             Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2006, 2005 and 2004 were $944,000, $983,000 and $992,000, respectively. Of these amounts, $40,000, $72,000 and $140,000, respectively, were gains from the sale of guaranteed student loans and $904,000, $911,000 and $852,000, respectively, were gains from the sale of fixed-rate residential loans.

             Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $70.7 million and $43.9 million at December 31, 2006 and 2005, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2006 and 2005, of $44,000 and $64,000, respectively.

Next Page

             In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.8 million, $1.7 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the Notes to Consolidated Financial Statements.

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

Next Page

             The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2006.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	20	$ 1,160	6%
Other residential	2	1,539	8
Commercial	12	7,062	37
Construction or development	22	7,467	39
Consumer and overdrafts	899	1,783	9
Other commercial	8	243	1
Total	963	$19,254	100%

Classified Assets

             Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be listed on the Bank's watchlist and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets per the Bank's internal asset classification list. There were no significant off- balance sheet items classified at December 31, 2006.

Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(Dollars in thousands)

Investment securities	$ 750	$---	$ ---	$ 750	$ ---
Loans	33,380	---	---	33,380	26,258
Foreclosed assets	4,768	---	---	4,768	---
Total	$38,898	$---	$ ---	$38,898	$26,258

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

Next Page

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$ 1,627	$ 1,500	$ 1,382	$ 1,935	$ 1,999
One- to four-family construction	3,931	2,103	---	---	---
Other residential	---	---	---	---	---
Commercial real estate	6,247	8,368	2,016	2,658	1,619
Other commercial	4,843	2,123	302	1,949	1,353
Commercial construction	2,968	1,049	388	289	8,353
Consumer	186	237	271	213	173

Total gross non-accruing loans	19,802	15,380	4,359	7,044	13,497

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	---	640	---	10	---
Commercial real estate	59	---	---	---	640
Other commercial	---	---	---	---	---
Commercial construction	121	---	---	---	---
Consumer	261	190	120	337	384
Total loans over 90 days delinquent still accruing interest	441	830	120	347	1,024

Other impaired loans	---	---	---	---	---

Total gross non-performing loans	20,243	16,210	4,479	7,391	14,521

Foreclosed assets:
One- to four-family residential	80	---	195	608	565
One- to four-family construction	400	2	431	543	160
Other residential	3,190	---	---	---	---
Commercial real estate	825	76	564	939	1,844
Commercial construction	2	---	242	6,277	495

Total foreclosed assets	4,497	78	1,432	8,367	3,064

Repossessions	271	517	603	667	1,264

Total gross non-performing assets	$25,011	$ 16,805	$ 6,514	$16,425	$18,849
Total gross non-performing assets as a percentage of average total assets	1.15%	0.85%	0.38%	1.14%	1.40%

             Gross impaired loans totaled $20.2 million at December 31, 2006 and $16.2 million at December 31, 2005. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

Next Page

             For the year ended December 31, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.0 million. The amount that was included in interest income on these loans was $722,000 for the year ended December 31, 2006.

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

Next Page

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

             At December 31, 2006 and 2005, Great Southern had an allowance for losses on loans of $26.3 million and $24.5 million, respectively, of which $6.4 million and $5.7 million, respectively, had been allocated as an allowance for specific loans, including $3.3 million and $2.2 million, respectively, allocated for impaired loans. The allowance is discussed further in Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Next Page

             The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2006		2005		2004		2003		2002
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
One- to four-family residential and construction	$ 2,029	27.1%	$ 1,679	23.7%	$ 2,019	23.1%	$ 1,485	20.5%	$ 1,449	22.4%
Other residential and construction	1,436	7.4	2,084	10.0	1,030	11.0	2,092	11.1	168	10.6
Commercial real estate	9,363	27.4	9,331	31.2	8,984	33.5	8,986	36.1	15,472	37.4
Commercial construction	9,189	22.9	7,563	21.6	8,843	16.1	4,875	14.7	953	10.7
Other commercial	2,150	7.7	2,081	5.7	894	7.2	1,625	7.5	740	8.4
Consumer and overdrafts	2,091	7.5	1,811	7.8	1,719	9.1	1,781	10.1	2,506	10.5
Total	$26,258	100.0%	$24,549	100.0%	$23,489	100.0%	$20,844	100.0%	$21,288	100.0%

Next Page

             The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)

Balance at beginning of period	$24,549	$23,489	$20,844	$21,288	$21,328
Charge-offs:
One- to four-family residential	189	215	241	369	211
Other residential	96	---	---	---	---
Commercial real estate	310	163	70	1,016	572
Construction	1,618	570	36	1,016	3,426
Consumer, overdrafts and other loans	3,704	3,345	3,510	3,646	2,770
Other commercial	324	963	1,123	1,497	735
Total charge-offs	6,241	5,256	4,980	7,544	7,714
Recoveries:
One- to four-family residential	59	16	265	22	19
Other residential	1	---	3	---	---
Commercial real estate	27	48	92	50	67
Construction	41	7	6	20	25
Consumer, overdrafts and other loans	2,290	2,109	2,138	2,089	1,561
Other commercial	82	111	321	119	202
Total recoveries	2,500	2,291	2,825	2,300	1,874
Net charge-offs	3,741	2,965	2,155	5,244	5,840
Provision for losses on loans	5,450	4,025	4,800	4,800	5,800
Balance at end of period	$26,258	$24,549	$23,489	$20,844	$21,288
Ratio of net charge-offs to average loans outstanding	0.23%	0.20%	0.17%	0.47%	0.56%

Investment Activities

             Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2006 and 2005, respectively.

             As of December 31, 2006 and 2005, the Bank held approximately $1.5 million and $1.5 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $1.6 million and $1.6 million, respectively. In addition, as of December 31, 2006 and 2005, the Company held approximately $344.2 million and $369.3 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.

             The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

Next Page

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 59,494	$ ---	$ 798	$ 58,696
Collateralized mortgage obligations	30,536	1	453	30,084
Mortgage-backed securities	191,282	221	3,027	188,476
Corporate bonds	3,355	101	---	3,456
States and political subdivisions	51,128	870	31	51,967
Equity securities	11,196	317	---	11,513
Total available-for-sale securities	$346,991	$1,510	$4,309	$344,192
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,470	$ 99	$ ---	$ 1,569
Total held-to-maturity securities	$ 1,470	$ 99	$ ---	$ 1,569

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 37,913	$ ---	$1,381	$ 36,532
Collateralized mortgage obligations	32,671	---	628	32,043
Mortgage-backed securities	240,534	122	4,628	236,028
Corporate bonds	5,861	160	---	6,021
States and political subdivisions	45,215	507	107	45,615
Equity securities	13,334	5	262	13,077
Total available-for-sale securities	$375,528	$ 794	$7,006	$369,316

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,510	$ 93	$ ---	$ 1,603
Total held-to-maturity securities	$ 1,510	$ 93	$ ---	$ 1,603

Next Page

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$ 23,638	$ ---	$ 808	$ 22,830
Collateralized mortgage obligations	36,970	89	305	36,754
Mortgage-backed securities	242,394	1,273	1,239	242,428
Corporate bonds	7,610	511	---	8,121
States and political subdivisions	33,866	379	286	33,959
Equity securities	11,989	59	1,036	11,012
Total available-for-sale securities	$356,467	$2,311	$3,674	$355,104

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,545	$ 87	$ ---	$ 1,632
Total held-to-maturity securities	$ 1,545	$ 87	$ ---	$ 1,632

             The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2006. The tables are based on information prepared in accordance with generally accepted accounting principles.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)

One year or less	$ 25,241	5.20%	$ 25,241
After one through five years	9,665	4.30%	9,439
After five through ten years	13,199	5.29%	13,066
After ten years	65,872	6.36%	66,373
Securities not due on a single maturity date	221,818	4.56%	218,560
Equity securities	11,196	5.52%	11,513
Total	$346,991	5.00%	$344,192

Next Page

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
	(Dollars in thousands)

U.S. government agencies	$25,241	$9,295	$ 9,996	$14,962	$ ---	$ ---	$ 59,494
Collateralized mortgage obligations	---	---	---	---	30,536	---	30,536
Mortgage-backed securities	---	---	---	---	191,282	---	191,282
States and political subdivisions	---	370	3,203	47,555	---	---	51,128
Corporate bonds	---	---	---	3,355	---	---	3,355
Equity securities	---	---	---	---	---	11,196	11,196
Total	$25,241	$9,665	$13,199	$65,872	$221,818	$11,196	$346,991

             The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2006. The table is based on information prepared in accordance with generally accepted accounting principles.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)
States and political subdivisions:
After one through five years	$ ---	---%	$ ---
After five through ten years	---	---%	---
After ten years	1,470	7.47%	1,569
Total	$1,470	7.47%	$1,569

             The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006, 2005 and 2004, respectively:
	2006
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$ ---	$ ---	$ 23,455	$ 798	$ 23,455	$ 798
Mortgage-backed securities	---	---	142,275	3,174	142,275	3,174
Collateralized mortgage obligations	17,772	48	16,480	258	34,252	306
State and political subdivisions	1,685	3	3,090	28	4,775	31
	$ 19,457	$ 51	$185,300	$4,258	$204,757	$4,309

Next Page

	2005
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$ 13,886	$ 385	$ 22,646	$ 996	$ 36,532	$1,381
Mortgage-backed securities	110,202	1,850	92,965	2,778	203,167	4,628
Equity securities	2,761	193	10,308	69	13,069	262
Collateralized mortgage obligations	20,101	252	11,942	376	32,043	628
State and political subdivisions	10,874	71	2,775	36	13,649	107
	$157,824	$2,751	$140,636	$4,255	$298,460	$7,006

	2004
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$ 14,455	$ 238	$ 8,375	$ 570	$ 22,830	$ 808
Mortgage-backed securities	141,718	976	15,042	263	156,760	1,239
State and political subdivisions	15,957	258	1,726	28	17,683	286
Equity securities	7,503	132	2,571	904	10,074	1,036
Collateralized mortgage obligations	23,638	305	---	---	23,638	305

	$203,271	$1,909	$27,714	$1,765	$230,985	$3,674

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

	December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Time deposits:
0.00% - 1.99%	$ ---	---%	$ 3,605.23%		$ 70,255	5.41%
2.00% - 2.99%	1,457	0.09	47,156	3.04	223,763	17.25
3.00% - 3.99%	155,213	9.13	398,560	25.72	213,895	16.48
4.00% - 4.99%	358,428	21.08	395,830	25.54	148,211	11.42
5.00% - 5.99%	567,767	33.39	94,588	6.10	92,741	7.15
6.00% - 6.99%	21,694	1.28	20,621	1.33	35,878	2.77
7.00% and above	369	0.02	365	0.02	5,960	0.46

Total Time deposits	1,104,928	64.99	960,725	61.98	790,703	60.94
Non-interest-bearing demand deposits	205,191	12.07	192,247	12.40	161,450	12.44
Interest-bearing demand and savings deposits (3.03%-2.55%-1.44%)	390,158	22.94	397,064	25.62	345,354	26.62
	1,700,277	100.00%	1,550,036	100.00%	1,297,507	100.00%
Interest rate swap fair value adjustment	3,527		217		1,216
Total Deposits	$1,703,804		$1,550,253		$1,298,723

             A table showing maturity information for the Bank's time deposits as of December 31, 2006, is presented in Note 6 of the Notes to Consolidated Financial Statements.

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

Next Page

             The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2006. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Time deposits:
Less than $100,000	$ 86,310	$ 71,337	$ 59,084	$ 34,836	$ 251,567
$100,000 or more	44,649	28,365	30,623	13,756	117,393
Brokered	235,914	7,040	87,282	377,974	708,210
Public funds(1)	13,352	8,064	6,015	327	27,758
Total	$380,225	$114,806	$183,004	$426,893	$1,104,928
______________ (1) Deposits from governmental and other public entities.

             Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2006 and 2005, the Bank had approximately $708.2 million and $584.4 million in brokered deposits, respectively.

             Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.

The Company uses interest rate swaps to manage its interest rate risks from recorded financial liabilities. During fiscal 2006 and 2005, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allow the Company to create funding of varying maturities at a variable rate that approximates three-month LIBOR.

             Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

             As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2006, the Bank's FHLBank advances outstanding were $179.2 million.

Next Page

             The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2006 that would have allowed approximately $139.6 million to be borrowed under the above arrangement. At December 31, 2006, the outstanding balance was zero.

             Great Southern Capital Trust I ("Trust I"), a Delaware statutory trust, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase 9.00% Junior Subordinated Debentures from the Company totaling $17,784,000. The Company's proceeds from the issuance of the Subordinated Debentures to Trust I, net of underwriting fees and offering expenses, were $16.3 million. The Subordinated Debentures were scheduled to mature in 2031; however, the Company elected to redeem the debentures (and as a result theTrust I Securities) in November 2006. As a result of the redemption of the Trust I securities, approximately $510,000 (after tax) of related unamortized issuance costs were written off as a noncash expense in 2006.

             The Company entered into an interest rate swap agreement to effectively convert the subordinated debentures, which are fixed rate debt, into variable rates of interest. The variable rate was three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2005, was 6.04%. This interest rate swap was terminated in November 2006 at no cost to the Company.

             In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25,774,000. The initial interest rate on the Trust II debentures and the rate at December 31, 2006, was 6.98%.

             The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

FHLBank Advances:
Maximum balance	$263,984	$241,946	$282,905
Average balance	180,414	203,719	219,760
Weighted average interest rate	4.51%	3.86%	2.77%

Next Page

             The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2006	2005	2004
	(Dollars in thousands)

FHLBank advances	$179,170	$203,435	$231,486

Weighted average interest rate of FHLBank advances	5.13%	4.16%	3.25%

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

	Year Ended December 31, 2006
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Overnight borrowings	$ 37,000	$ 6,831	5.26%
Securities sold under reverse repurchase agreements	153,819	122,688	4.31
Other	3	4	---
Total		$129,523	4.36%
Total maximum month-end balance	$186,688

	Year Ended December 31, 2005
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Overnight borrowings	$ 51,500	$ 8,200	3.65%
Securities sold under reverse repurchase agreements	172,162	149,418	3.12
Other	282	129	---
Total		$157,747	3.15%
Total maximum month-end balance	$199,076

Next Page

	Year Ended December 31, 2004
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other Borrowings:
Overnight borrowings	$ 32,000	$ 6,582	1.70%
Securities sold under reverse repurchase agreements	139,811	96,603	1.51
Other	280	86	---
Total		$103,271	1.53%
Total maximum month-end balance	$151,591

             The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles.

	December 31, 2006
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Securities sold under reverse repurchase agreements	$120,956	4.45%
Total	$120,956	4.45%

	December 31, 2005
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Overnight borrowings	$ 1,001	4.33%
Securities sold under reverse repurchase agreements	132,512	4.01
Other	45	---
Total	$133,558	4.01%

	December 31, 2004
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Other borrowings:
Overnight borrowings	$ 11,500	2.46%
Securities sold under reverse repurchase agreements	139,811	2.32
Other	280	---
Total	$151,591	2.33%

Next Page

             The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Subordinated debentures:
Maximum balance	$25,774	$18,612	$19,278
Average balance	18,739	18,305	18,859
Weighted average interest rate	7.12%	5.39%	3.23%

             The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Subordinated debentures	$25,774	$17,784	$17,784
Interest rate swap fair value adjustment	N/A	275	764
	$25,774	$18,059	$18,548
Weighted average interest rate of subordinated debentures	6.98%	6.04%	4.58%

Subsidiaries

             Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $67.3 million at December 31, 2006, of its assets in service corporations. At December 31, 2006, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2006, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $3.6 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. At December 31, 2006, the Bank's total investment in Great Southern Community Development Corporation ("Community Development") was $1.7 million. Community Development was incorporated and organized in 2004 under the laws of the State of Missouri. At December 31, 2006, the Bank's total investment in GS, L.L.C. ("GSLLC") was $(26,000). GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below.

             Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2006 and 2005, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income of $-0- and $-0- in the years ended December 31, 2006 and 2005, respectively.

Next Page

             General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $176,000 and $162,000 in the years ended December 31, 2006 and 2005, respectively. In addition, Great Southern Insurance had gross revenues of $1.5 million and $1.5 million in the years ended December 31, 2006 and 2005, respectively.

             Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2006, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from thirteen full-time locations, including a facility at the Springfield-Branson National Airport, and additional corporate on-site locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $436,000 and $383,000 in the years ended December 31, 2006 and 2005, respectively. In addition, Great Southern Travel had gross revenues of $5.7 million and $5.1 million in the years ended December 31, 2006 and 2005, respectively.

             GSB One, L.L.C. At December 31, 2006, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $664 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

             GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $39.0 million and $34.1 million in the years ended December 31, 2006 and 2005, respectively.

             Great Southern Community Development Corporation. Generally, the purpose of Community Development is to invest in community development projects that have a public benefit, and are permissible under Missouri law. These include such activities as investing in real estate and investing in other community development corporations. Community Development had net income of $29,000 and a net loss of $11,000 in the years ended December 31, 2006 and 2005, respectively.

             GS, L.L.C. GS, L.L.C. was organized in 2005. GSLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state and federal historic tax credits which are utilized by Great Southern. GSLLC had a net loss of $2.6 million and $432,000 in the years ended December 31, 2006 and 2005, respectively, which primarily resulted from the cost to acquire tax credits. This loss was offset by the tax credits utilized by Great Southern.

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

Next Page

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

Employees

             At December 31, 2006, the Bank and its affiliates had a total of 725 employees, including 144 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

             The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Bank's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the FRB, the Federal Deposit Insurance Corporation ("FDIC") and the MDF. The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.

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

             Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, that a bank holding company contribute additional capital to an undercapitalized subsidiary bank.

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

Next Page

             The Bank Holding Company Act also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, securities, insurance or merchant banking.

             Interstate Banking and Branching

             Federal law allows the FRB to approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Federal law also prohibits the FRB from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or if the applicant would control 30% or more of the deposits in any state in which the target bank maintains a branch and in which the applicant or any of its depository institution affiliates controls a depository institution or branch immediately prior to the acquisition of the target bank. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

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

             Federal law also authorizes the Office of the Comptroller of the Currency ("OCC"), FRB and the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. As required by federal law, the OCC, FDIC and FRB have prescribed regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production, including guidelines to ensure that interstate branches operated by an out-of-state bank in a host state reasonably help to meet the credit needs of the communities which they serve.

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

             All loans by the Bank its directors and executive officers are subject to FRB regulations restricting loans and other transactions with affiliated persons of the Bank. Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-affiliates. A bank may have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to bank employees. The Bank has such a policy in place that allows for loans to all employees.

Next Page

             Dividends

             The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company's bank subsidiary is not adequately capitalized.

             A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues. Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired.

             The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk- based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a total risk-based capital ratio of 8% or greater; (ii) has a Tier 1 risk-based ratio of 4% or greater; and (iii) has a leverage ratio of 4% or greater. As of December 31, 2006, the Bank was "well capitalized."

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

             The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2006, the Company was "well capitalized."

             Insurance of Accounts and Regulation by the FDIC

             The FDIC currently maintains the Deposit Insurance Fund (the "DIF"), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund. The Bank's depositors are insured by the DIF up to $100,000 per insured account (as defined by law and regulation). This insurance is backed by the full faith and credit of the United States Government.

Next Page

             As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

             The FDIC's regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes about 95% of FDIC-insured institutions. Risk Categories II, III and IV present progressively greater risks to the DIF. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of 5 to 7 basis points. The rates for Risk Categories II, III and IV are 7, 28 and 43 basis points, respectively. With advance notice to insured institutions, rates are subject to change. Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to its assessment base, which is generally its deposit liabilities subject to certain adjustments. An institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments.

             The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2006, the assessment rate was 1.24 basis points per $100 of assessable deposits.

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

             Federal Reserve System

             The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2006, the Bank was in compliance with these reserve requirements.

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

             As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2006, Great Southern had $10.5 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 2.96% and were 3.83% for year the ended December 31, 2006.

Next Page

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

             Bad Debt Deduction

             As of December 31, 2006 and 2005, retained earnings includes approximately $17,500,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2006 and 2005.

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

Next Page

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

             Examinations

             The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2002, have been closed without audit.

ITEM 1A. RISK FACTORS

             An investment in the common stock of the Company is speculative in nature and is subject to certain risks inherent in the business of the Company and the Bank. The material risks and uncertainties that management believes affect the Company and the Bank are described below. You should carefully consider the risks described below, as well as the other information included in this Annual Report on Form 10-K, before making an investment in the Company's common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in price.

Next Page

             References to "we," "us," and "our" in this "Risk Factors" section refer to the Company and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

Since our business is concentrated in the Southwest Missouri area, including the Springfield metropolitan area and Branson, a downturn in the Springfield or Branson economies may adversely affect our business.

             Our lending and deposit gathering activities have been historically concentrated primarily in the Springfield and Branson, Missouri areas. Our success depends on the general economic condition of Springfield and Branson and their surrounding areas. Although we believe the economy in these areas has been favorable, we do not know whether these conditions will continue. Our greatest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 398,000, the Greater Springfield area is the third largest metropolitan area in Missouri.

             The next largest concentration of loans is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, country music and novelty shows and other recreational facilities. As a result of the rapid growth of the Branson area in the early 1990's, property values increased at unusually high rates. This growth also provided for increased loan demand and a more volatile lending market than had previously been present in that area. Due to overbuilding of commercial properties during the mid-1990's, property values experienced downward pressure in the late 1990's. In recent years, commercial real estate values have stabilized. Reduced demand for residential properties in the 1990's similarly created downward pressure on one- to four-family and multi-family, primary and vacation residences in this area. In recent years, residential real estate demand and values have shown improvements. Branson is currently experiencing significant growth again as a result of a large retail, hotel, convention center project which has been constructed in Branson's historic downtown. This project has created hundreds of new jobs in the area. At December 31, 2006, approximately 10% of our loan portfolio consisted of loans in the two county region that includes the Branson area.

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

             Our commercial and residential construction, commercial real estate and multi-family loans accounted for approximately 75.7% of our total loan portfolio as of December 31, 2006. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2006, we had $159.9 million of loans secured by residential subdivisions, $132.0 million of loans secured by apartments, $130.0 million of loans secured by healthcare facilities, $125.7 million of loans secured by motels and $100.9 million of loans secured by condominiums, which are particularly sensitive to certain risks including the following:

Next Page

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

Next Page

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

             Due to the high level of competition for deposits in our market, we utilize a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. At December 31, 2006, we had $708.2 million in brokered deposits and $179.2 million in Federal Home Loan Bank advances.

             Bank regulators can restrict our access to these sources of funds in certain circumstances. For example, if the Bank's regulatory capital ratios declined below the "well capitalized" status, banking regulators would require the Bank to obtain their approval prior to obtaining or renewing brokered deposits. The regulators might not approve our acceptance of brokered deposits in amounts that we desire or at all. Similarly, Federal Home Loan Bank advances are only available to borrowers that meet certain conditions. If the Bank were to cease meeting these conditions, our access to Federal Home Loan Bank advances could be significantly reduced or eliminated.

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

             Certain Federal Home Loan Banks, including Des Moines, have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, Great Southern's short term liquidity needs could be negatively impacted. Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. Such alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity. At December 31, 2006, the Bank owned $10.5 million of Federal Home Loan Bank of Des Moines stock, which paid a dividend approximating 4.25% for the fourth quarter of 2006. The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

Next Page

             The Company and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the FRB, the FDIC and the Missouri Division of Finance. If the Company or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations could be materially and adversely affected and could compromise the status of the Company as a financial holding company. See "Item 1 -The Company -Government Supervision and Regulation" in this Annual Report on Form 10-K for descriptions of the capital guidelines applicable to the Company and the Bank.

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

Next Page

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

             The Company's accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company's management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management's judgment of the most appropriate manner to report its financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Company reporting materially different amounts than would have been reported under a different alternative. Note 1 "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" describes the Company's significant accounting policies. These accounting policies are critical to presenting the Company's financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.

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

Next Page

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

             None.

ITEM 2. PROPERTIES.

             The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2006. The aggregate net book value of the Company's premises and equipment was $26.4 million at December 31, 2006 and $27.3 million at December 31, 2005. See also Note 5 and Note 13 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.

Next Page

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield	Springfield, Missouri	1976	Owned	N/A

OPERATIONS CENTER AND BRANCH OFFICE:
218 S. Glenstone	Springfield, Missouri	2004	Owned	N/A
218A S. Glenstone	Springfield, Missouri	2004	Owned	N/A

BRANCH OFFICES:
430 South Avenue	Springfield, Missouri	1983	Leased	2043
1607 W. Kearney	Springfield, Missouri	1976	Leased*	2022
1615 W. Sunshine	Springfield, Missouri	2001	Owned	N/A
2562 N. Glenstone	Springfield, Missouri	2003	Owned	N/A
1955 S. Campbell	Springfield, Missouri	1979	Leased*	2020
3961 S. Campbell	Springfield, Missouri	1998	Leased	2028
2609 A E. Sunshine	Springfield, Missouri	2001	Owned	N/A
2735 W. Chestnut	Springfield, Missouri	2002	Owned	N/A
1580 W. Battlefield	Springfield, Missouri	1985	Leased*	2017
723 N. Benton	Springfield, Missouri	1985	Owned	N/A
507 E. Kearney	Springfield, Missouri	2004	Owned	N/A
2945 W. Republic Road(3)	Springfield, Missouri	2006	Owned	N/A
1500 S. Elliot	Aurora, Missouri	2003	Owned	N/A
102 N. Jefferson	Ava, Missouri	1982	Owned	N/A
110 W. Hensley	Branson Missouri	1982	Owned	N/A
1729 W. Highway 76	Branson, Missouri	1983	Owned	N/A
919 W. Dallas	Buffalo Missouri	1976	Owned	N/A
527 Ozark	Cabool, Missouri	1989	Leased	2026
398 E. State Highway 54	Camdenton, Missouri	2005	Owned	N/A
8736 N. State Highway 5	Camdenton, Missouri	2005	Owned	N/A
14411 State Highway 7	Climax Springs, Missouri	2005	Owned	N/A
1710 E. 32nd Street	Joplin, Missouri	1989	Leased*	2031
1232 S. Rangeline	Joplin, Missouri	1998	Leased	2018
2711 N. Rangeline(2)	Joplin, Missouri	2004	Owned	N/A
Highway 00 and 13	Kimberling City, Missouri	1984	Owned	N/A
528 S. Jefferson	Lebanon, Missouri	1978	Leased*	2028
300 S.W. Ward Street	Lee's Summit, Missouri	2006	Owned	N/A
714 S. Neosho Boulevard	Neosho, Missouri	1991	Owned	N/A
717 W. Mt. Vernon	Nixa, Missouri	1995	Owned	N/A
1391 N. Main Street	Nixa, Missouri	2003	Owned	N/A

Next Page

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

4571 Highway 54	Osage Beach, Missouri	1987	Owned	N/A
1701 W. Jackson	Ozark, Missouri	1997	Owned	N/A
1198 W. State Highway NN(1)	Ozark, Missouri	2003	Owned	N/A
1444 W. State Highway J(1)	Ozark, Missouri	2006	Owned	N/A
620 E. Harrison	Republic, Missouri	2004	Owned	N/A
118 South Street	Stockton, Missouri	2003	Owned	N/A
323 E. Walnut	Thayer, Missouri	1978	Leased*	2011
1210 Parkway Shopping Center	West Plains, Missouri	1975	Owned	N/A

LOAN PRODUCTION OFFICES:

14 Corporate Woods, Suite 500, 8717 W. 110th Street	Overland Park, Kansas	2003	Leased	2009
5430 Pinnacle Point Dr, Suite 204	Rogers, Arkansas	2003	Leased	2007
Three City Place Dr., Suite 570	Creve Coeur, Missouri	2005	Leased	2010
1603 Chapel Hill Road	Columbia, Missouri	2006	Leased	2009

_________________

*	Building owned with land leased.
(1)	In 2003, the Company purchased land on West Highway NN for a second branch location in Ozark, Missouri. In 2004 and 2005, nearby properties became available on West Highway J and were purchased by the Company. The land on West Highway NN is currently being marketed for sale. The new facility on West Highway J is owned by the Company and was opened in 2006.
(2)	In 2004, the Company purchased land on North Rangeline for a possible third branch location in Joplin, Missouri. This land is currently being marketed for sale.
(3)	In 2004, the Company purchased land on West Republic Road for another branch location in Springfield, Missouri. The new facility is owned by the Company with a planned opening in 2007.

             In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customer's headquarters.

             The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2006 was $441,000 compared to $439,000 at December 31, 2005. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

             The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 180 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2006 was $283,000 compared to $436,000 at December 31, 2005. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

Next Page

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

Steven G. Mitchem. Mr. Mitchem, age 55, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 42, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 49, is Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Next Page

Gary D. Lewis. Mr. Lewis was, at the end of the Company's fiscal year, Vice President - Director of Commercial Lending. He joined the Bank in 2000 and was responsible for commercial lending functions, including oversight of the Bank's Loan Production Offices. Mr. Lewis resigned his position at the Bank on February 20, 2007.

Linton J. Thomason. Mr. Thomason, age 50, is Vice President - Information Systems of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a competing $1 billion bank.

Larry A. Larimore. Mr. Larimore, age 66, is Secretary of the Company and Secretary, Vice President - Compliance Officer of the Bank. He joined the Bank in 1998 and is responsible for Compliance and Internal Audit for the Company and Bank. Prior to joining the Bank, Mr. Larimore was a bank officer in the areas of lending, compliance and internal audit at a competing area bank.

PART II

             Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                SECURITIES.

             Market Information. The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

             As of December 31, 2006 there were 13,676,965 total shares outstanding and approximately 2,650 shareholders of record.

High/Low Stock Price (adjusted for 2004 2-for-1 stock split in the form of a stock dividend)

	2006		2005		2004
	High	Low	High	Low	High	Low

First Quarter	$30.04	$27.15	$36.99	$29.96	$25.11	$22.55
Second Quarter	31.00	25.05	33.15	28.45	30.48	24.51
Third Quarter	30.65	26.10	35.77	28.61	36.06	26.47
Fourth Quarter	32.14	26.58	32.61	26.32	43.25	30.71

The last sale price of the Company's Common Stock on December 31, 2006 was $29.51.

Dividend Declarations (adjusted for 2004 2-for-1 stock split in the form of a stock dividend)

	December 31, 2006	December 31, 2005	December 31, 2004

First Quarter	$.140	$.120	$.100
Second Quarter	.150	.130	.110
Third Quarter	.150	.130	.110
Fourth Quarter	.160	.140	.120

             The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Next Page

Issuer Purchases of Equity Securities

             On November 15, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the fourth quarter of 2006 is shown below.

             On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This authorization is in addition to the authorization to repurchase up to 400,000 shares described in the immediately preceding paragraph.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

October 1, 2006 - October 31, 2006	35,189	$30.37	35,189	60,239
November 1, 2006 - November 30, 2006	100	31.65	100	60,139
December 1, 2006 - December 31, 2006	---	---	---	60,139
	35,289	$30.37	35,289

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2000 plan as of the last calendar day of the month shown. In addition, 700,000 shares are available to be repurchased under the November 2006 plan upon completion of the November 2000 plan.

Next Page

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

             The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2006, 2005, 2004, 2003 and 2002, are derived from our consolidated financial statements, which have been audited by BKD, LLP. The amounts for 2004, 2003 and 2002 are restated amounts, as described in the discussion following the table under "Restatement of Previously Issued Consolidated Financial Statements." See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Information." Results for past periods are not necessarily indicative of results that may be expected for any future period. All share and per share amounts have been adjusted for the two-for-one stock split in the form of a stock dividend declared in May 2004.

	December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)

Summary Statement of Condition Information:
Assets	$2,240,308	$ 2,081,155	$1,851,214	$1,544,052	$1,405,256
Loans receivable, net	1,674,618	1,514,170	1,334,508	1,146,571	1,048,644
Allowance for loan losses	26,258	24,549	23,489	20,844	21,288
Available-for-sale securities	344,192	369,316	355,104	259,600	236,269
Held-to-maturity securities	1,470	1,510	1,545	1,570	1,590
Foreclosed assets held for sale, net	4,768	595	2,035	9,034	4,328
Deposits	1,703,804	1,550,253	1,298,723	1,138,625	1,016,997
Total borrowings	325,900	355,052	401,625	276,584	268,494
Stockholders' equity (retained
earnings substantially restricted)	175,578	152,802	140,837	121,679	109,636
Average loans receivable	1,653,162	1,458,438	1,263,281	1,106,714	1,042,199
Average total assets	2,179,192	1,987,166	1,704,703	1,437,869	1,344,989
Average deposits	1,646,370	1,442,964	1,223,895	1,057,798	963,255
Average stockholders' equity	165,794	150,029	130,600	113,822	95,728
Number of deposit accounts	91,470	85,853	76,769	74,822	73,861
Number of full-service offices	37	35	31	29	29

Next Page

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Summary Income Statement Information:
Interest income:
Loans	$133,094	$ 98,129	$74,162	$66,739	$67,351
Investment securities and other	16,987	16,366	12,897	9,440	12,810
	150,081	114,495	87,059	76,179	80,161
Interest expense:
Deposits	65,733	42,269	28,952	25,147	29,344
Federal Home Loan Bank advances	8,138	7,873	6,091	5,400	6,852
Short-term borrowings	5,648	4,969	1,580	588	555
Subordinated debentures issued to capital trust	1,335	986	610	594	686
	80,854	56,097	37,233	31,729	37,437

Net interest income	69,227	58,398	49,826	44,450	42,724
Provision for loan losses	5,450	4,025	4,800	4,800	5,800
Net interest income after
provision for loan losses	63,777	54,373	45,026	39,650	36,924

Noninterest income:
Commissions	9,166	8,726	7,793	5,859	5,786
Service charges and ATM fees	14,611	13,309	12,726	11,214	8,430
Net realized gains on sales of loans	944	983	992	2,187	1,575
Net realized gains (losses) on sales
of available-for-sale securities	(1)	85	(373)	795	3,443
Realized impairment of available-for-sale securities	---	(734)	---	---	---
Net gain (loss) on sales of fixed assets	167	30	403	161	57
Late charges and fees on loans	1,567	1,430	872	771	723
Change in interest rate swap fair value net of
change in hedged deposit fair value	1,498	---	---	---	---
Change in interest rate swap fair value	---	(6,600)	1,136	(3,089)	9,569
Interest rate swap net settlements	---	3,408	8,881	7,352	6,136
Other income	1,680	922	879	1,004	463
	29,632	21,559	33,309	26,254	36,182
Noninterest expense:
Salaries and employee benefits	28,285	25,355	22,007	18,739	15,842
Net occupancy expense	7,645	7,589	7,247	6,335	5,337
Postage	2,178	1,954	1,784	1,691	1,426
Insurance	876	883	761	683	514
Advertising	1,201	1,025	794	735	622
Office supplies and printing	931	903	811	855	828
Telephone	1,387	1,068	903	797	769
Legal, audit and other professional fees	1,127	1,410	1,309	1,078	808
Expense on foreclosed assets	119	268	485	1,939	597
Write-off of trust preferred securities issuance costs	783	---	---	---	---
Other operating expenses	4,275	3,743	3,160	2,901	2,245
	48,807	44,198	39,261	35,753	28,988
Income before income taxes	44,602	31,734	39,074	30,151	44,118
Provision for income taxes	13,859	9,063	12,675	9,856	15,313
Net income	$ 30,743	$ 22,671	$ 26,399	$20,295	$28,805

Next Page

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings per common share	$2.24	$1.65	$1.93	$1.48	$2.10
Diluted earnings per common share	2.22	1.63	1.89	1.46	2.07
Cash dividends declared	0.60	0.52	0.44	0.36	0.35
Book value	12.84	11.13	10.28	8.88	7.99
Average shares outstanding	13,697	13,713	13,702	13,707	13,726
Year-end actual shares outstanding	13,677	13,723	13,699	13,703	13,714
Year-end fully diluted shares outstanding	13,825	13,922	13,995	13,887	13,880

Earnings Performance Ratios:
Return on average assets(1)	1.41%	1.14%	1.55%	1.41%	2.14%
Return on average stockholders' equity(2)	18.54	15.11	20.21	17.83	30.09
Non-interest income to average total assets	1.36	1.08	1.95	1.83	2.69
Non-interest expense to average total assets	2.23	2.21	2.27	2.35	2.11
Average interest rate spread(3)	2.83	2.73	2.81	2.98	2.98
Year-end interest rate spread	2.95	3.05	2.63	2.88	3.05
Net interest margin(4)	3.39	3.13	3.10	3.27	3.30
Efficiency ratio(5)	49.37	55.28	47.23	50.57	36.74
Net overhead ratio(6)	0.88	1.14	0.35	0.66	(0.53)
Common dividend pay-out ratio	27.03	31.90	23.28	24.32	16.79

Asset Quality Ratios:
Allowance for loan losses/year-end loans	1.54%	1.59%	1.73%	1.78%	1.99%
Non-performing assets/year-end loans and foreclosed assets	1.46	1.09	0.48	1.40	1.75
Allowance for loan losses/non-performing loans	129.71	151.44	524.43	282.02	146.60
Net charge-offs/average loans	0.23	0.20	0.17	0.47	0.56
Gross non-performing assets/year end assets	1.12	0.81	0.35	1.06	1.34
Non-performing loans/year-end loans	1.19	1.05	0.33	0.63	1.36

Balance Sheet Ratios:
Loans to deposits	98.29%	97.67%	102.76%	100.70%	103.11%
Average interest-earning assets as a percentage of average interest-bearing liabilities	114.26	113.05	112.56	112.30	111.22

Capital Ratios:
Average stockholders' equity to average assets	7.6%	7.6%	7.7%	7.9%	7.1%
Year-end tangible stockholders' equity to assets	7.8	7.2	7.6	7.9	7.8
Great Southern Bank:
Tier 1 risk-based capital ratio	10.2	10.1	10.7	11.0	10.8
Total risk-based capital ratio	11.5	11.3	11.9	12.3	12.0
Tier 1 leverage ratio	8.9	8.3	8.5	9.0	8.6
Ratio of Earnings to Fixed Charges:(7)
Including deposit interest	1.55x	1.57x	2.05x	1.95x	2.18x
Excluding deposit interest	3.95x	3.29x	5.72x	5.58x	6.45x
____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	In computing the ratio of earnings to fixed charges: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

Next Page

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

             On January 23, 2006, the Company announced that it would restate certain of its historical financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and years ended December 31, 2004, 2003, 2002, and 2001. The restatement of this financial information relates to the correction of prior accounting errors relating to certain interest rate swaps associated with brokered certificates of deposit (CDs).

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

             The Company is charged a fee in connection with its acquisition of brokered CDs. For those CDs that were part of the Company's accounting restatement for interest rate swaps in 2005, this fee was not paid separately by the Company to the CD broker, but rather was built in as part of the overall rate on the interest rate swap. In connection with the restatement, the Company determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. If the Company calls the brokered CD (at par) prior to maturity, the remaining unamortized broker fee is expensed at that time. The remaining unamortized prepaid broker fees related to these brokered CDs (that were subject to the restatement) at December 31, 2006 and 2005, were $4.7 million and $6.5 million, respectively. After December 31, 2005, and for any brokered CDs that do not have a corresponding interest rate swap, the broker fee may be paid separately by the Company to the CD broker, in which case the fee would be amortized into interest expense over the maturity period of the brokered CD. In any instances where the fee was not paid separately by the Company to the CD broker, but rather was built in as part of the overall rate on the interest rate swap, the Company must include this in its assessment of the transaction's qualification for hedge accounting.

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

Next Page

             The effects of the change in accounting for certain interest rate swaps on the consolidated balance sheet as of, and income statement for the periods indicated previously, are detailed in the Company's December 31, 2005 Annual Report on Form 10-K.

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

Next Page

          Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

Stock Split

             All share and per share amounts have been adjusted for the two-for-one stock split in the form of a stock dividend declared in May 2004.

General

             The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank, depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

             In the year ended December 31, 2006, the Company's total loans increased $160.0 million, or 10.6%. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions do not deteriorate, we believe that we are well positioned to continue to originate a substantial amount of loans in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City, Central Missouri and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction and commercial real estate loan categories. In the year ended December 31, 2006, residential and commercial construction loan balances increased $158 million. In 2006, our new loan production remained strong; however, we experienced the repayment in total of several commercial real estate and residential and commercial construction loans. We expect this trend in production and repayments to continue in 2007, limiting growth in our loan portfolio to an amount that could be below our recent historical average.

             In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While the Company has not historically had an overall high level of charge-offs on non-performing loans, the Company does not accrue interest income on these loans and does not recognize interest income until the loan is repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loan. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.

Next Page

             Loan growth continued in our Loan Production Offices (LPO). Many of these loans originated by our LPOs are construction loans where the customer has yet to draw the full line. In the year ended December 31, 2006, the Overland Park, Kansas LPO originated loans totaling $75.1 million with outstanding loan balances of $183.9 million at December 31, 2006. In the year ended December 31, 2006, the Rogers, Arkansas LPO originated loans totaling $75.3 million with outstanding loan balances of $149.9 million at December 31, 2006. In the year ended December 31, 2006, the St. Louis LPO originated loans totaling $193.9 million with outstanding loan balances of $213.0 million at December 31, 2006. The Columbia LPO, which began operating in March 2006 and serves the Columbia, Jefferson City, and Lake of the Ozarks, Mo., region, originated $26.0 million of loans with outstanding loan balances of $40.0 million at December 31, 2006. Approximately two-thirds of the $40.0 million total outstanding balance was originated by lenders in Springfield or the Lake of the Ozarks prior to opening the LPO in Columbia.

             The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances, to meet loan demand from existing and new customers. In the year ended December 31, 2006, total deposit balances increased $153.6 million. Of this total increase, brokered certificate balances increased $123.8 million, customer checking accounts increased $6.0 million and retail certificates of deposit increased $20.4 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

             Our ability to fund growth in future periods may also be dependent on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. In the year ended December 31, 2006, the outstanding balance of FHLBank advances decreased $24.3 million due to deposit growth and increases in brokered certificates. These types of funding have been attractive to us because we can create variable rate funding which more closely matches the variable rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these funding sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

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

Next Page

             Beginning in the second half of 2004 and through June 30, 2006, the Board of Governors of the FRB increased short-term interest rates through steady increases in the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U. S. Treasury rates, increased in conjunction with these increases by the FRB. By December 31, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition, during this period, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets. During 2006, Great Southern's net interest margin was fairly stable and improved slightly compared to 2005.

             Generally, the flattening interest rate yield curve has hurt Great Southern's ability to reinvest proceeds from loan and investment repayments at higher rates. The Company's cost of funds has increased faster than its yield on loans and investments in part because of aggressive pricing of deposits by competitors in local markets. Great Southern has increased rates on checking, money market and retail certificate accounts in order to remain competitive, while not leading the market. Great Southern's deposit mix has also led to more rapidly increasing interest rates. The Company has significant balances in high-dollar money market and premium NOW accounts, the owners of which are very rate sensitive and compare these products to other bank and non-bank products available by competing financial services companies. In addition, nearly all of Great Southern's brokered certificates of deposit are subject to interest rate swaps which create variable rate funding based on three-month LIBOR. As the market anticipates rate increases or decreases by the FRB, LIBOR rates tend to increase ahead of the FRB Federal Funds rate increases. The rate earned on the portion of the Company's loan portfolio which is tied to the "prime rate of interest" only increases when the FRB actually increases the Federal Funds rate.

             Margin compression has also occurred in the Company's investment securities portfolio. The Company added securities in 2003 and 2004 to pledge as collateral to secure public funds deposits and customer reverse repurchase agreements. The interest rates paid to these customers has increased consistent with short-term market interest rate increases, while the overall yield on the investment portfolio has not increased as rapidly from December 31, 2004 to December 31, 2006. In 2003 and 2004, the Company earned a greater spread on these securities due to the very low rate environment and the then-steeper interest rate yield curve compared to 2005 and 2006. As borrowing costs have increased, the spread earned on these securities has decreased. The Company has also repositioned some of its investment portfolio over time to shorten the time frame its securities will reprice, resulting in lower interest rate yields currently.

             At December 31, 2006, the Company also had a portfolio of prime-based loans totaling approximately $1.12 billion with rates that change immediately with changes to the prime rate of interest. Of this total, $713 million represented loans which had interest rate floors. These floors were at varying rates, with $305 million of these loans having floor rates of 7.0% or greater and another $312 million of these loans having floor rates between 5.5% and 7.0%. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest."

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

             In the year ended December 31, 2006 compared to the year ended December 31, 2005, non-interest income increased due to increases in service charges and overdraft fees and increases in commission revenues from our travel, insurance and investment divisions. Fees from service charges and overdrafts will likely increase modestly in 2007 compared to 2006 as we expect that retail checking accounts will grow at a modest pace in 2007. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate and correspondent banking relationships which will not generate as much fee income as smaller individual checking accounts. The level of commission revenue is likely to remain above 2006 levels in 2007, assuming no substantial shocks occur in the financial markets or the travel industry. In 2006, the Company completed its acquisitions of a travel company in Lee's Summit, Missouri and a second travel company in Columbia, Missouri. The investment division experienced a decrease in revenues in 2006, primarily related to lower sales of annuity products. One additional item that decreased non-interest income in the year ended December 31, 2005 was the impairment write-down in value of one available-for-sale security, totaling $734,000.

             Non-interest income was also significantly affected by the Company's restatement in 2005 for certain interest rate swaps, which significantly impacted prior period results. Non-interest income decreased $6.6 million in the year ended December 31, 2005, and increased $1.5 million in the year ended December 31, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $3.4 million in the year ended December 31, 2005. There was no reclassification of net interest settlements in the year ended December 31, 2006.

             In the year ended December 31, 2006 compared to the year ended December 31, 2005, operating expenses increased primarily in the category of salaries and benefits expense, with smaller increases and decreases in some of the other expense categories such as occupancy and equipment expense, postage, telephone and others. We anticipate that increases will occur again in 2007, at a moderate level, with regard to employee costs and occupancy expenses as we continue to add new banking centers to serve new and existing customers. We anticipate that expense increases in 2007 will be fairly consistent with the expense increases recorded in 2006. Employee costs and occupancy expenses may increase as we have added new banking centers in Southwest Missouri to serve new and existing customers and support growth in lending and operational areas. In the third quarter of 2006, we opened our first full-service banking center location in Lee's Summit, Missouri, in the Kansas City market. In addition, in 2006, we opened a loan production office in Columbia, Missouri, to serve new and existing customers in the central Missouri area. We anticipate that lending opportunities will continue to increase in our existing loan production offices in St. Louis, Kansas City, Columbia and Northwest Arkansas and we will increase staffing as needed in these offices to meet demand for commercial and residential loans.

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

             In the third quarter of 2006, the Company expanded its retail banking center network from 35 to 37 offices. Great Southern opened a banking center in Lee's Summit, Mo., a growing Kansas City-area community. This banking center marks the Company's first retail banking presence in the region and complements services already provided in the area: a Great Southern Travel office in Lee's Summit and an Overland Park, Kan.-based loan production office serving the metropolitan Kansas City market. The Company also opened a banking center near Springfield in Ozark, Mo., the second Great Southern location in this growing southwest Missouri community. Great Southern expects to open two to three new banking centers annually over the next few years.

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

Recent Accounting Pronouncements

             In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This interpretation addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company currently does not believe that the adoption of FIN 48 will have a material impact on the consolidated financial condition or results of operations of the Company.

Next Page

             Related to FIN 48, the FASB recently published for comment proposed FASB Staff Position No. FIN 48-a (FSP FIN 48-a). FSP FIN 48-a provides guidance on how a Company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. If adopted, proposed FSP FIN 48-a would be effective as of the same dates as FIN 48.

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

             In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is evaluating this Statement to determine the impact, if any, on certain of its financial assets and liabilities.

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

             In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard had no impact on the consolidated financial condition or results of operations of the Company in 2006.

Next Page

             In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. This Statement seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Existing accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. SFAS NO. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this Statement, entities may measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, companies must provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted if the Company makes this election for its first fiscal quarter in the 2007 fiscal year. If the Company adopts SFAS No. 159 early, it must also adopt SFAS No. 157 simultaneously. The Company is currently assessing whether it will elect to use the fair value option on certain of its financial assets and liabilities.

             In January 2007, the FASB issued an exposure draft - Disclosures about Derivative Instruments and Hedging Activities. This exposure draft would amend and expand the disclosure requirements in SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The FASB issued this proposed Statement to address concerns that the existing disclosure requirements for derivative instruments and related hedged items do not provide adequate information on the effect that derivative activities have on an entity's overall consolidated financial condition or results of operations. Specific disclosure requirements are outlined in the proposed Statement. At this time, the FASB has not adopted the final Statement. The Company continues to monitor the exposure draft to determine the impact, if any, on the consolidated financial condition or results of operations of the Company.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

              During the year ended December 31, 2006, the Company increased total assets by $159.2 million to $2.24 billion. Net loans increased by $160.0 million. The main loan areas experiencing increases were commercial and residential construction and commercial business loans. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's loan production offices. Available-for-sale investment securities decreased by $25.1 million, primarily due to normal monthly principal repayments on mortgage-backed securities and called securities that were not replaced. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 15.4% and 17.7% of total assets at December 31, 2006 and 2005, respectively. Cash and cash equivalents increased $15.4 million, primarily due to larger cash letter settlements between the Company and other banks at December 31, 2006. Foreclosed assets increased $4.2 million, primarily due to the foreclosure of one loan relationship in the amount of $3.1 million.

Next Page

             Total liabilities increased $136.4 million from December 31, 2005 to $2.06 billion at December 31, 2006. Deposits increased $153.6 million. Partially offsetting this increase, FHLBank advances decreased $24.3 million and short-term borrowings decreased $12.6 million. The decrease in short-term borrowings was the result of decreases in securities sold under repurchase agreements with Bank customers. FHLBank advances decreased from $203.4 million at December 31, 2005, to $179.2 million at December 31, 2006. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Retail certificates of deposit increased $20.4 million, to $396.7 million. Total brokered deposits were $708.2 million at December 31, 2006, up from $584.4 million at December 31, 2005. Interest-bearing checking balances decreased $6.9 million in the year ended December 31, 2006, to $390.2 million. Non-interest-bearing checking balances increased $13.0 million in the year ended December 31, 2006, to $205.2 million. Checking account balances totaled $595.3 million at December 31, 2006, up from $589.3 million at December 31, 2005. Subordinated debentures issued to capital trust increased $8.0 million as a result of the Company's decision to redeem the $17.8 million of debentures issued in 2001 and replace them with a new issue of $25.8 million of debentures in 2006.

             Stockholders' equity increased $22.8 million from $152.8 million at December 31, 2005 to $175.6 million at December 31, 2006. Net income for fiscal year 2006 was $30.7 million and accumulated other comprehensive income increased $2.2 million, partially offset by dividends declared of $8.2 million and net repurchases of the Company's common stock of $1.9 million. In 2006, the Company repurchased 135,028 shares of its common stock at an average price of $27.56 per share and reissued 89,192 shares of Company stock at an average price of $14.25 per share to cover stock option exercises.

             In 2006, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue to buy stock back from time to time as long as management believes that repurchasing the stock contributes to the overall growth of shareholder value. The timing of repurchases, number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Results of Operations and Comparison for the Years Ended December 31, 2006 and 2005

General

             Including the effects of the Company's hedge accounting entries recorded in 2006 and accounting change for interest rate swaps in 2005, net income increased $8.1 million, or 35.6%, during the year ended December 31, 2006, compared to the year ended December 31, 2005. This increase was primarily due to an increase in net interest income of $10.8 million, or 18.5%, and an increase in non-interest income of $8.1 million, or 37.4%, partially offset by an increase in non-interest expense of $4.6 million, or 10.4%, an increase in provision for income taxes of $4.8 million, or 52.9%, and an increase in provision for loan losses of $1.4 million, or 35.4%.

             Excluding the effects of the Company's hedge accounting entries recorded in 2006 and accounting change for interest rate swaps in 2005, net income increased $3.0 million, or 10.7%, during the year ended December 31, 2006, compared to the year ended December 31, 2005. This increase was primarily due to an increase in net interest income of $8.0 million, or 12.7%, and an increase in non-interest income of $3.0 million, or 12.2%, partially offset by an increase in non-interest expense of $4.6 million, or 10.4%, an increase in provision for income taxes of $2.0 million, or 17.3%, and an increase in provision for loan losses of $1.4 million, or 35.4%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Next Page

Selected Financial Data and Non-GAAP Reconciliation
  (Dollars in thousands)

	Year Ended December 31, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded

Net interest income	$69,227	$(1,777)	$71,004
Provision for loan losses	5,450	---	5,450
Non-interest income	29,632	1,853	27,779
Non-interest expense	48,807	---	48,807
Provision for income taxes	13,859	(27)	13,832
Net income	$30,743	$ 49	$30,694

	Year Ended December 31, 2005
	As Reported	Effect of Accounting Change for Interest Rate Swaps	Excluding Accounting Change for Interest Rate Swaps

Net interest income	$58,398	$(4,602)	$63,000
Provision for loan losses	4,025	---	4,025
Non-interest income	21,559	(3,192)	24,751
Non-interest expense	44,198	---	44,198
Provision for income taxes	9,063	2,728	11,791
Net income	$22,671	$ (5,066)	$27,737

	Year Ended December 31,
	2006		2005
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings	$30,743	$2.22	$22,671	$1.63

Amortization of deposit broker origination fees (net of taxes)	1,155.08		776.05

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(1,204)	(.08)	4,290.31

Earnings excluding impact of hedge accounting entries (2006)/ accounting change for interest rate swaps (2005)	$30,694	$2.22	$27,737	$1.99

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

Next Page

Total Interest Income

             Total interest income increased $35.6 million, or 31.1%, during the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was due to a $35.0 million, or 35.6%, increase in interest income on loans and a $621,000, or 3.8%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average rates of interest. Interest income for loans also increased due to higher average balances while investment securities and other interest-earning assets experienced lower average balances.

Interest Income - Loans

             During the year ended December 31, 2006 compared to December 31, 2005, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $14.1 million as the result of higher average loan balances from $1.46 billion during the year ended December 31, 2005 to $1.65 billion during the year ended December 31, 2006. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial business lending, consumer lending and financing of industrial revenue bonds. The Bank's commercial real estate and one- to four-family residential loan balances experienced little change, while multi-family residential loan balances decreased during 2006.

             Interest income on loans increased $20.8 million as the result of higher average interest rates. The average yield on loans increased from 6.73% during the year ended December 31, 2005, to 8.05% during the year ended December 31, 2006. Loan rates were generally lower in 2005 than in 2006, as a result of market rates of interest, primarily the "prime rate" of interest. During 2005 and through the first half of 2006, market interest rates increased substantially, with the "prime rate" of interest increasing 2.00% during 2005 and another 1.00% in 2006. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the year ended December 31, 2006, the average yield on loans was 8.05% versus an average prime rate for the period of 7.96%, or a difference of 9 basis points. In the year ended December 31, 2005, the average yield on loans was 6.73% versus an average prime rate for the period of 6.19%, or a difference of 54 basis points.

Interest Income - Investments and Other Interest-earning Deposits

             Interest income on investments and other interest-earning assets increased mainly as a result of higher average rates of interest during the year ended December 31, 2006, when compared to the year ended December 31, 2005. Interest income increased by $1.4 million as a result of an increase in average interest rates from 3.99% during the year ended December 31, 2005, to 4.39% during the year ended December 31, 2006. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reach interest rate reset dates, their rates should increase along with market interest rate increases. Approximately $55-60 million will have interest rate resets at some time in 2007, with the currently projected weighted average coupon rate increasing approximately 1.25%. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The Company has total variable-rate mortgage-backed securities of approximately $121 million at December 31, 2006. In addition, the Company also increased its portfolio of tax-exempt securities issued by states and municipalities over the past two years from $34 million at December 31, 2004 to $52 million at December 31, 2006. These securities generally have coupon yields that are comparable to the variable-rate mortgage-backed securities that the Company purchased; however, the tax-equivalent yield is higher. Interest income decreased $789,000 as a result of a decrease in average balances from $410 million during the year ended December 31, 2005, to $387 million during the year ended December 31, 2006. This decrease was primarily in available-for-sale securities, where securities in excess of those needed for liquidity and pledging to deposit accounts under repurchase agreements were not replaced.

Next Page

Total Interest Expense

              Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, total interest expense increased $24.8 million, or 44.1%, during the year ended December 31, 2006, when compared with the year ended December 31, 2005, primarily due to an increase in interest expense on deposits of $23.5 million, or 55.5%, an increase in interest expense on FHLBank advances of $265,000, or 3.4%, an increase in interest expense on short-term borrowings of $679,000, or 13.7%, and an increase in interest expense on subordinated debentures issued to capital trust of $349,000, or 35.4%.

             Excluding the effects of the Company's hedge accounting entries recorded in 2006 and accounting change in 2005 for certain interest rate swaps, economically, total interest expense increased $27.6 million, or 53.6%, during the year ended December 31, 2006, when compared with the year ended December 31, 2005, primarily due to an increase in interest expense on deposits of $26.3 million, or 69.8%, an increase in interest expense on FHLBank advances of $265,000, or 3.4%, an increase in interest expense on short-term borrowings of $679,000, or 13.7%, and an increase in interest expense on subordinated debentures issued to capital trust of $349,000, or 35.4%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Interest Expense - Deposits

             Including the effects of the Company's hedge accounting entries recorded in 2006 and accounting change in 2005 for certain interest rate swaps, interest on demand deposits increased $3.7 million due to an increase in average rates from 2.12% during the year ended December 31, 2005, to 3.01% during the year ended December 31, 2006. The average interest rates increased due to higher overall market rates of interest in 2006. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 and throughout 2005 and 2006 as the FRB raised short-term interest rates. The Company's interest-bearing checking balances have grown in the past several years through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were $421 million, $382 million and $382 million in 2006, 2005 and 2004, respectively. Average non-interest bearing demand balances were $189 million, $170 million and $138 million in 2006, 2005 and 2004, respectively.

Next Page

             Interest expense on deposits increased $12.7 million as a result of an increase in average rates of interest on time deposits from 3.84% during the year ended December 31, 2005, to 5.12% during the year ended December 31, 2006, and increased $6.2 million due to an increase in average balances of time deposits from $891 million during the year ended December 31, 2005, to $1.036 billion during the year ended December 31, 2006. The average interest rates increased due to higher overall market rates of interest throughout 2006. As certificates of deposit matured in 2006, they were generally replaced with certificates bearing a higher rate of interest. Market rates of interest on new certificates began to increase in the latter half of 2004 and throughout 2005 and 2006 as the FRB started raising short-term interest rates. In 2005 and 2006, the Company increased its balances of brokered certificates of deposit to fund a portion of its loan growth. In addition, the Company's interest rate swaps are repricing to higher rates in conjunction with the increases in market interest rates, specifically LIBOR.

             The effects of the Company's hedge accounting entries recorded in 2006 and accounting change for interest rate swaps in 2005 did not impact interest on demand deposits.

             Excluding the effects of the Company's hedge accounting entries recorded in 2006 and accounting change in 2005 for certain interest rate swaps, economically, interest expense on deposits increased $16.3 million as a result of an increase in average rates of interest on time deposits from 3.32% during the year ended December 31, 2005, to 4.95% during the year ended December 31, 2006, and increased $5.4 million due to an increase in average balances of time deposits from $891 million during the year ended December 31, 2005, to $1.036 billion during the year ended December 31, 2006. The average interest rates increased due to higher overall market rates of interest throughout 2006. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

             Interest expense on FHLBank advances increased $1.2 million due to an increase in average interest rates from 3.86% during the year ended December 31, 2005, to 4.51% during the year ended December 31, 2006. Partially offsetting this increase, average balances on FHLBank advances decreased from $204 million in the year ended December 31, 2005, to $180 million in the year ended December 31, 2006, resulting in decreased interest expense of $962,000. The Company elected to utilize other forms of alternative funding (primarily brokered CDs) during 2006.

             Interest expense on short-term borrowings increased $1.3 million due to an increase in average interest rates from 3.15% in the year ended December 31, 2005, to 4.36% in the year ended December 31, 2006. Partially offsetting this increase, average balances on short-term borrowings decreased from $158 million during the year ended December 31, 2005, to $130 million during the year ended December 31, 2006, resulting in decreased interest expense of $591,000. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with Great Southern's corporate customers. The average interest rates increased due to higher overall market rates of interest in 2006. Market rates of interest on short-term borrowings have increased since the middle of 2004 as the Federal Reserve Board began raising short-term interest rates.

             Interest expense on subordinated debentures issued to capital trust increased primarily due to increases in average rates from 5.39% in the year ended December 31, 2005, to 7.12% in the year ended December 31, 2006. The average rate on these subordinated debentures increased significantly in 2006 as these liabilities were subject to an interest rate swap that requires the Company to pay a variable rate of interest that is indexed to LIBOR. In November 2006, the Company redeemed its trust preferred debentures which were issued in 2001 and replaced them with new trust preferred debentures. These new debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.60%, adjusting quarterly.

Next Page

Net Interest Income

             Including the effects of the Company's hedge accounting entries recorded in 2006 and accounting change in 2005 for certain interest rate swaps, the Company's overall interest rate spread increased 10 basis points, or 3.7%, from 2.73% during the year ended December 31, 2005, to 2.83% during the year ended December 31, 2006. The increase was due to a 124 basis point increase in the weighted average yield on interest-earning assets, partially offset by a 114 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 26 basis points, or 8.3%, from 3.13% for the year ended December 31, 2005, to 3.39% for the year ended December 31, 2006. In comparing the two years, the yield on loans increased 132 basis points while the yield on investment securities and other interest-earning assets increased 40 basis points. The rate paid on deposits increased 119 basis points, the rate paid on FHLBank advances increased 65 basis points, the rate paid on short-term borrowings increased 121 basis points, and the rate paid on subordinated debentures issued to capital trust increased 173 basis points. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

             The prime rate of interest averaged 7.96% during the year ended December 31, 2006 compared to an average of 6.19% during the year ended December 31, 2005. The prime rate began to increase in the second half of 2004 and throughout 2005 and 2006 as the FRB began to raise short-term interest rates, and stood at 8.25% at December 31, 2006. Over half of the Bank's loans were tied to prime at December 31, 2006.

             Interest rates paid on deposits, FHLBank advances and other borrowings increased significantly in 2006 compared to 2005. Interest costs on these liabilities increased in the latter half of 2004 and all of 2005 and 2006 as a result of rising short-term market interest rates, primarily increases by the FRB and increases in LIBOR. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate risk management.

             Excluding the effects of the Company's hedge accounting entries recorded in 2006 and accounting change in 2005 for certain interest rate swaps, economically, the Company's overall interest rate spread decreased 8 basis points, or 2.7%, from 3.01% during the year ended December 31, 2005, to 2.93% during the year ended December 31, 2006. The decrease was due to a 132 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 124 basis point increase in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased 11 basis points, or 3.3%, from 3.37% for the year ended December 31, 2005, to 3.48% for the year ended December 31, 2006. In comparing the two years, the yield on loans increased 132 basis points while the yield on investment securities and other interest-earning assets increased 40 basis points. The rate paid on deposits increased 143 basis points, the rate paid on FHLBank advances increased 65 basis points, the rate paid on short-term borrowings increased 121 basis points, and the rate paid on subordinated debentures issued to capital trust increased 173 basis points.

Next Page

Non-GAAP Reconciliation:
(Dollars in thousands)

	Year Ended December 31
	2006		2005
	$	%	$	%

Reported Net Interest Margin	$69,227	3.39%	$58,398	3.13%

Amortization of deposit broker origination fees	1,777.09		1,194.06

Interest rate swap net settlements	---	---	3,408.18

Net interest margin excluding impact of hedge accounting entries	$71,004	3.48%	$63,000	3.37%

             For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Annual Report on Form 10-K. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

             The provision for loan losses was $5.5 million and $4.0 million during the years ended December 31, 2006 and December 31, 2005, respectively. The allowance for loan losses increased $1.7 million, or 7.0%, to $26.3 million at December 31, 2006 compared to $24.5 million at December 31, 2005. Net charge-offs were $3.7 million in 2006 versus $3.0 million in 2005.

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

             The Bank's allowance for loan losses as a percentage of total loans was 1.54% and 1.59% at December 31, 2006 and 2005, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, an additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Next Page

Non-performing Assets

             As a result of continued growth in the loan portfolio, changes in portfolio mix, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at December 31, 2006, were $25.0 million, up $8.2 million from December 31, 2005. Non-performing assets as a percentage of total assets were 1.12% at December 31, 2006. Compared to December 31, 2005, non-performing loans increased $4.0 million to $20.2 million while foreclosed assets increased $4.2 million to $4.8 million. Commercial real estate, construction and business loans comprised $18.7 million, or 92%, of the total $20.2 million of non-performing loans at December 31, 2006. Commercial real estate, construction and business loans historically comprise the majority of non-performing loans.

             Non-performing Loans. Compared to December 31, 2005, non-performing loans increased $4.0 million to $20.2 million. Non-performing loans increased primarily as a result of the addition of two unrelated loan relationships to the non-performing category since December 31, 2005. In addition, two other relationships that were included in the non-performing loans category at December 31, 2005, were increased due to the transfer of additional loan balances from the potential problem loans category during 2006. These increases were partially offset by the reduction of several loan relationships that were included in the non-performing category at December 31, 2005. At December 31, 2006, the six significant relationships remaining in the non-performing category described below accounted for $16.0 million of the non-performing loan total.

              The two relationships that were added to the non-performing category during 2006 included a $3.1 million relationship and a $1.0 million relationship. The $3.1 million relationship was placed in the non-performing loans category during the quarter ended March 31, 2006. At December 31, 2005, this relationship was included in the Potential Problem Loans category and was described there in the December 31, 2005, Annual Report on Form 10-K. This relationship is primarily secured by a motel located in the State of Illinois. The motel is operating and is currently offered for sale. The borrower is currently making partial payments monthly to the Bank. In addition, the Small Business Administration has a significant loan, which is subordinated to the Bank's position, on this same collateral. The $1.0 million loan relationship was placed in the non-performing loans category during the quarter ended June 30, 2006. This relationship is primarily secured by subdivision lots, houses under construction and commercial real estate lots in the Lake of the Ozarks, Missouri, area.

              The two relationships that were increased in the non-performing category during 2006 included a $5.2 million relationship and a $5.1 million relationship. The $5.2 million relationship was included in non-performing loans as $3.7 million at December 31, 2005; $1.5 million was added to the non-performing loans category from the potential problem loans category during the three months ended June 30, 2006. The $3.7 million portion of this relationship is secured by a nursing home in Missouri that has had cash flow problems. The additional $1.5 million is secured by a second nursing home in the Springfield, Missouri, area. This second nursing home has performed satisfactorily; however, due to the performance issues of the other property, the entire relationship has now been categorized as non-performing. The $5.1 million relationship was discussed in the December 31, 2005 Annual Report on Form 10-K, where $1.5 million was included in the non-performing loans category and $6.2 million was included in the potential problem loans category. This relationship is secured by commercial real estate, vacant land, developed and undeveloped residential subdivisions, houses under construction and houses used as rental property. The Company determined that the transfer of the potential problem loans portion of the relationship to the non-performing loans category was warranted due to continued deterioration of payment performance. During the three months ended March 31, 2006, the Company recorded a charge-off of $283,000 on this relationship. In addition, during 2006, the borrower sold some of the commercial real estate, houses and subdivision lots. The proceeds of these sales were used to reduce loan balances.

Next Page

             Two additional unrelated credit relationships were included in non-performing loan totals at December 31, 2005, and remain non-performing loans at December 31, 2006. The first relationship totaled $686,000 at December 31, 2006 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area and other commercial real estate collateral. During the three months ended December 31, 2006, the Company recorded a charge-off of $190,000 on this relationship. The second relationship totaled $888,000 at December 31, 2006, and is secured primarily by commercial and residential real estate collateral in Missouri. At December 31, 2005, this relationship totaled $2.0 million and was also secured by an automobile dealership. During 2006, the borrower sold the automobile dealership. This sale reduced the relationship balance by approximately $1.0 million.

             Four other unrelated relationships that were included in non-performing assets at December 31, 2005, were repaid during 2006. These four relationships were: a $640,000 relationship secured by several single-family houses that were completed or under construction in Northwest Arkansas; a $993,000 relationship secured by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri; a $1.5 million relationship secured by commercial real estate and equipment of two restaurants; and a $649,000 relationship secured by a motel near Branson, Missouri and additional commercial real estate collateral.

              Two other significant unrelated relationships were both added to, and removed from, the non-performing category during 2006. A $3.1 million loan relationship was placed in the non-performing loans category during the quarter ended September 30, 2006. This relationship was primarily secured by a townhome/apartment development in the Kansas City, Mo., area. During the quarter ended December 31, 2006, this relationship was transferred to foreclosed assets. Subsequent to December 31, 2006, the Company entered into a contract to sell this property for the carrying value of the foreclosed asset, with a closing scheduled in March 2007. A $1.8 million loan relationship was also placed in the non-performing loans category during the quarter ended September 30, 2006. This relationship was primarily secured by a motel in Branson, Mo. Prior to December 31, 2006, this loan was refinanced at another institution and the principal balance was repaid.

             Foreclosed Assets. Of the total $4.8 million of foreclosed assets at December 31, 2006, foreclosed real estate totaled $4.5 million and repossessed automobiles, boats and other personal property totaled $271,000. At December 31, 2006, the Company's only significant foreclosed real estate asset was the $3.1 million property discussed above.

             Potential Problem Loans. Potential problem loans decreased $4.8 million during the year ended December 31, 2006 from $18.4 million at December 31, 2005 to $13.6 million at December 31, 2006. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets. During the year ended December 31, 2006, potential problem loans decreased primarily due to the transfer to the non-performing loan category portions of four unrelated loan relationships, partially offset by the addition of two significant unrelated loan relationships and other smaller unrelated relationships. At December 31, 2006, three large unrelated relationships made up a large portion of the potential problem loan category. The first relationship totaled $3.3 million and is secured primarily by a retail center, developed and undeveloped residential subdivisions, and single-family houses being constructed for resale in the Springfield, Missouri, area. The second relationship totaled $2.7 million and is secured primarily by a motel in the State of Florida. The motel is operating but payment performance has been slow at times. The third relationship totaled $1.0 million (with an additional $5.1 million included in Non-performing Loans) and is secured primarily by vacant land, developed and undeveloped residential subdivisions, and single-family houses used as rental property in the Branson, Missouri, area. At December 31, 2006, these three significant relationships described above accounted for $7.0 million of the potential problem loan total.

Next Page

Non-interest Income

              Including the effects of the Company's hedge accounting entries recorded in 2006 and restatement in 2005 for certain interest rate swaps, non-interest income for the year ended December 31, 2006 was $29.6 million compared with $21.5 million for the year ended December 31, 2005. The $8.1 million increase in non-interest income is primarily attributable to the effects of the accounting change for interest rate swaps on the prior period results. Non-interest income decreased $6.6 million in the year ended December 31, 2005, and increased $1.9 million in the year ended December 31, 2006, as a result of the change in the fair value of certain interest rate swaps. In addition, non-interest income for 2005 was also impacted by the reclassification of the net interest settlements on these swaps from net interest income to non-interest income. While this had no effect on total net income, non-interest income was increased by $3.4 million in the year ended December 31, 2005. There was no reclassification of net interest settlements in the year ended December 31, 2006.

              Full year 2006 income from commissions from the Company's travel, insurance and investment divisions increased $440,000, or 5.0%, compared to the year ended December 31, 2005. In January 2006, the Company completed its acquisition of a travel company in Lee's Summit, Missouri. During the quarter ended September 30, 2006, the Company completed its acquisition of a second travel company in Columbia, Missouri. The operations of these travel companies are now included in the operating results of the Company. The decrease in revenues in the investment division in the 2006 period is primarily related to lower sales of annuity products. Service charges on deposit accounts and ATM fees increased $1.3 million, or 9.8%, compared to the year ended December 31, 2005. In 2006 the Company increased some of its per-item charges on certain account activities. In addition, a portion of the fee increase is attributed to growth in accounts to which charges may apply. Other income increased $451,000 in 2006 compared to 2005 due to the net benefit realized on federal historic tax credits utilized by the Company in 2006. The Company expects to utilize federal historic tax credits in the future; however, the timing and amount of these credits will vary depending upon availability of the credits and ability of the Company to utilize the credits.

              One additional item that decreased non-interest income in the year ended December 31, 2005 was the impairment write-down in value of one available-for-sale government preferred stock agency security. This write-down totaled $734,000 in 2005. This security has a dividend rate that resets to a market index every 24 months. The security has had an unrealized loss that was recorded directly to equity prior to December 31, 2005, so the write-down did not affect total equity. During 2006, the fair value of the security has recovered some of the decline in value. This unrealized gain is being recorded directly to equity. The Company has the ability to continue to hold this security in its portfolio for the foreseeable future and believes that the fair value of this security may recover further in future periods, particularly as the next dividend rate reset date approaches.

             Excluding the effects of the Company's hedge accounting entries recorded in 2006 and restatement for interest rate swaps in 2005, economically, total non-interest income increased $3.0 million in the year ended December 31, 2006 when compared to the year ended December 31, 2005. The increases and decreases are the same as those stated above except that the interest rate swap net settlements would have been included in interest expense and the change in fair value of the interest rate swaps would have been recorded as an increase or decrease to the related brokered certificates of deposit. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Next Page

Non-Interest Expense

              Total non-interest expense increased $4.6 million, or 10.4%, from $44.2 million in the year ended December 31, 2005, compared to $48.8 million in the year ended December 31, 2006. The increase was primarily due to: (i) an increase of $2.9 million, or 11.6%, in salaries and employee benefits and (ii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. The Company's efficiency ratio for the year ended December 31, 2006, was 49.37% compared to 55.28% in 2005. These efficiency ratios include the impact of the accounting change for certain interest rate swaps. Excluding the effects of accounting for interest rate swaps, the efficiency ratio for the full year 2006 was 49.41% compared to 50.37% in 2005. The Company's ratio of non-interest expense to average assets has remained very constant over these recent periods at approximately 2.20%.

              In addition to the expenses discussed above, during the three months ended December 31, 2006, the Company redeemed the 9.0% Cumulative Trust Preferred Securities of Great Southern Capital Trust I. As a result of the redemption of the Trust I Securities, and as previously reported, approximately $783,000 ($510,000 after tax) of related unamortized issuance costs was written off as a noncash expense in the fourth quarter of 2006.

              The Company's increase in non-interest expense in 2006 compared to 2005 related to the continued growth of the Company. During the latter half of 2005, Great Southern completed its acquisition of three bank branches in central Missouri, acquired a Columbia, Mo.-based travel agency, and opened a banking center in Republic, Mo. In the first half of 2006, Great Southern acquired a travel agency in Lee's Summit, Mo., and established a new loan production office in Columbia, Mo. In September 2006, Great Southern opened new banking centers in Lee's Summit, Mo. and Ozark, Mo. As a result, in the year ended December 31, 2006, compared to the year ended December 31, 2005, non-interest expenses increased $1.8 million related to the ongoing operations of these new offices. In addition to these acquisitions and new offices, the Company expanded the loan production offices in St. Louis and Rogers, Ark., and added lending and lending support personnel in the Springfield market.

              Consistent with many other employers, the cost of health insurance premiums and other benefits for the Company continues to rise and added $546,000 in expenses in 2006 compared to 2005. Effective July 1, 2006, the Company reduced the benefits which may be earned by current employees in future periods under the Company's multi-employer defined benefit pension plan. In addition, employees hired after June 30, 2006, will not accrue any benefits under this plan. During the quarter ended December 31, 2006, the Company received an updated expense projection for its pension plan (which was modified by the Company effective July 1, 2006). This update indicated that benefit accruals for the 2006-2007 plan year have decreased. The Company recorded a corresponding reduction to expense of $222,000 in the fourth quarter of 2006. The Company expects that expenses related to the pension plan will continue to be lower in 2007 than they were in 2006. The Company also made changes to other benefits in 2006. These changes resulted in non-recurring net decreases to accrued expenses of $147,000 in the three months ended December 31, 2006. The savings achieved by taking these steps may be offset by other expenses associated with this plan, including, without limitation, additional Company contributions that may be necessary from time to time to ensure the plan is adequately funded and by a planned increase in the matching portion of the Company's 401(k) plan for all eligible participants.

Next Page

              As a result of the adoption of FAS 123(R) effective January 1, 2006, during the year ended December 31, 2006, the Company also recorded expenses of $480,000, or $.03 per diluted share, related to the cost of stock options previously granted by the Company. No corresponding expense was recorded in 2005.

Non-GAAP Reconciliation:
(Dollars in thousands)

	Year Ended December 31,
	2006			2005
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$48,807	$98,859	49.37%	$44,198	$79,957	55.28%

Amortization of deposit broker origination fees	---	1,777	(.88)	---	1,194	(.75)

Net change in fair value of interest rate swaps and related deposits	---	(1,853)	.92	---	6,600	(4.16)

Efficiency ratio excluding impact of hedge accounting entries	$48,807	$98,783	49.41%	$44,198	$87,751	50.37%

*Net interest income plus non-interest income.

Provision for Income Taxes

             Provision for income taxes as a percentage of pre-tax income increased from 28.6% for the year ended December 31, 2005, to 31.1% for the year ended December 31, 2006. The lower effective tax rate (as compared to the statutory federal tax rate of 35.0%) was primarily due to higher balances and rates of tax-exempt investment securities and loans, federal tax credits and deductions for stock options exercised by certain employees. For future periods, the Company expects the effective tax rate to be in the range of 30-32% of pre-tax net income.

Average Balances, Interest Rates and Yields

             The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $2.8 million, $2.0 million and $1.4 million for 2006, 2005 and 2004, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

Next Page

	December 31, 2006	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
One- to four-family residential	6.92%	$ 177,040	$ 12,031	6.80%	$ 177,572	$ 10,133	5.71%	$ 162,019	$ 8,320	5.14%
Other residential	8.15	86,251	7,078	8.21	118,384	8,655	7.31	114,946	7,528	6.55
Commercial real estate	8.36	464,710	37,958	8.17	475,325	32,205	6.78	465,713	25,988	5.58
Construction	8.51	586,343	49,792	8.49	391,613	27,125	6.93	248,759	14,957	6.01
Commercial business	8.31	111,742	9,587	8.58	105,426	7,140	6.77	97,689	5,580	5.71
Other loans	8.17	142,877	10,560	7.39	136,772	9,565	6.99	126,012	8,739	6.94
Industrial revenue bonds(1)	7.01	84,199	6,088	7.23	53,346	3,306	6.20	48,143	3,050	6.33
Total loans receivable	8.20	1,653,162	133,094	8.05	1,458,438	98,129	6.73	1,263,281	74,162	5.87

Investment securities and other interest- earning assets(1)	5.03	387,110	16,987	4.39	409,691	16,366	3.99	342,737	12,897	3.76

Total interest-earning assets	7.65	2,040,272	150,081	7.36	1,868,129	114,495	6.12	1,606,018	87,059	5.42

Noninterest-earning assets:
Cash and cash equivalents		98,210			92,402			76,658
Other non-earning assets		40,710			26,635			22,027
Total assets		$2,179,192			$1,987,166			$1,704,703
Interest-bearing liabilities:
Interest-bearing demand and savings	3.03	$ 421,201	12,678	3.01	$ 381,840	8,093	2.12	$ 381,916	4,729	1.24
Time deposits	5.19	1,035,685	53,055	5.12	890,925	34,176	3.84	703,542	24,223	3.44
Total deposits	4.63	1,456,886	65,733	4.51	1,272,765	42,269	3.32	1,085,458	28,952	2.67
Short-term borrowings	4.45	129,523	5,648	4.36	157,747	4,969	3.15	103,271	1,580	1.53
Subordinated debentures issued to capital trust	6.98	18,739	1,335	7.12	18,306	986	5.39	18,859	610	3.24
FHLB advances	5.13	180,414	8,138	4.51	203,719	7,873	3.86	219,760	6,091	2.77
Total interest-bearing liabilities	4.70	1,785,562	80,854	4.53	1,652,537	56,097	3.39	1,427,348	37,233	2.61

Noninterest-bearing liabilities:
Demand deposits		189,484			170,199			138,437
Other liabilities		38,352			14,401			8,318
Total liabilities		2,013,398			1,837,137			1,574,103

Stockholders' equity		165,794			150,029			130,600
Total liabilities and stockholders' equity		$2,179,192			$1,987,166			$1,704,703

Net interest income:
Interest rate spread	2.95%		$ 69,227	2.83%		$58,398	2.73%		$49,826	2.81%
Net interest margin*				3.39%			3.13%			3.10%

Average interest-earning assets to average interest- bearing liabilities		114.3%			113.1%			112.5%
_________________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $63,125,000, $57,697,000 and $28,524,000 for 2006, 2005 and 2004, respectively. In addition, average tax-exempt industrial revenue bonds were $25,766,000, $18,395,000 and $19,733,000 in 2006, 2005 and 2004, respectively. Interest income on tax-exempt assets included in this table was $4,022,000, $3,577,000 and $2,791,000 for 2006, 2005 and 2004, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2,820,000, $2,900,000 and $2,441,000 for 2006, 2005 and 2004, respectively.

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

	Year Ended December 31, 2006 vs. December 31, 2005			Year Ended December 31, 2005 vs. December 31, 2004
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$20,822	$ 14,143	$ 34,965	$11,650	$12,317	$23,967
Investment securities and other interest-earning assets	1,410	(789)	621	832	2,637	3,469

Total interest-earning assets	22,232	13,354	35,586	12,482	14,954	27,436

Interest-bearing liabilities:
Demand deposits	3,682	903	4,585	3,365	(1)	3,364
Time deposits	12,718	6,161	18,879	2,985	6,968	9,953

Total deposits	16,400	7,064	23,464	6,350	6,967	13,317
Short-term borrowings	1,270	(591)	679	2,263	1,126	3,389
Subordinated debentures issued to capital trust	325	24	349	393	(17)	376
FHLBank advances	1,227	(962)	265	2,254	(472)	1,782

Total interest-bearing liabilities	19,222	5,535	24,757	11,260	7,604	18,864

Net interest income	$ 3,010	$ 7,819	$ 10,829	$ 1,222	$ 7,350	$ 8,572

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

Next Page

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

Interest Income - Investments and Other Interest-earning Deposits

             Interest income on investments and other interest-earning assets increased mainly as a result of higher average balances during the year ended December 31, 2005, when compared to the year ended December 31, 2004. Interest income increased $2.6 million as a result of an increase in average balances from $343 million during the year ended December 31, 2004, to $410 million during the year ended December 31, 2005. This increase was primarily in available-for-sale securities, where additional securities were acquired for liquidity and pledging to deposit accounts under repurchase agreements. In addition, interest income increased by $832,000 as a result of an increase in average interest rates from 3.76% during the year ended December 31, 2004, to 3.99% during the year ended December 31, 2005. In 2004 and 2005, as principal balances on higher rate fixed-rate mortgage-backed securities were paid down, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily hybrid ARMs) which had a lower yield relative to the fixed-rate securities. As market interest rates increased in 2005, the Company focused on adding securities to the portfolio which the Company believed would provide an adequate yield while holding their value reasonably well in a rising rate environment. In addition, the Company also increased its portfolio of tax-exempt securities issued by states and municipalities by approximately $26 million during 2004 and $11 million in 2005. These securities generally have coupon yields that are comparable to the variable-rate mortgage-backed securities that the Company purchased; however, the tax-equivalent yield is higher.

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

             Non-performing Loans. Non-performing loans increased primarily as a result of the addition of eight unrelated loan relationships to the non-performing category since December 31, 2004. The first relationship totals $1.5 million and is secured primarily by a completed office building and five houses under construction in the Branson, Missouri, area. These loans are part of a larger relationship which, at December 31, 2005, totaled $7.7 million. The remainder of this relationship was included in the Potential Problem Loans category at December 31, 2005. The second relationship totals $640,000 and is secured primarily by several single-family houses that are completed or under construction in Northwest Arkansas. This relationship was reduced from $1.9 million at December 31, 2004, when it was included in Potential Problem Loans, through the sale of some of the houses that have been completed. Subsequent to December 31, 2005, the loans paid down another $535,000 to $105,000. The third relationship totals $744,000 and is secured primarily by a mobile home park in the Kansas City, Missouri, metropolitan area. The fourth relationship totals $993,000 and is secured primarily by the receivables, inventory, equipment and other business assets of a home building materials company in Springfield, Missouri. The fifth relationship totals $3.7 million and is secured primarily by a nursing home in Missouri. This nursing home has experienced cash flow problems recently. This relationship is part of a total $5.3 million relationship. The remainder of this relationship is included in Potential Problem Loans at December 31, 2005. The sixth relationship totals $2.0 million and is secured by commercial real estate of an automobile dealership and additional commercial and residential real estate collateral in Missouri. During the quarter ended September 30, 2005, the loan relationship balance was reduced $675,000, to $2.0 million, through a charge-off against the allowance for loan losses. Subsequent to December 31, 2005, the borrower has sold the automobile dealership. This sale reduced the relationship balance by approximately $1.0 million. The seventh relationship totals $1.5 million and is secured by commercial real estate and equipment of two restaurants - one in Springfield and one in central Missouri. The restaurant in Springfield has been closed and the building and land are currently offered for sale. The eighth relationship totals $649,000 and is secured by a motel near Branson, Missouri and additional commercial real estate collateral. At December 31, 2005, the significant relationships described above accounted for $11.7 million of the non-performing loan total.

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

Next Page

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

Next Page

Liquidity and Capital Resources

             Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2006, the Company had commitments of approximately $6.0 million to fund loan originations, $351.6 million of unused lines of credit and unadvanced loans, and $25.3 million of outstanding letters of credit.

             The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2006. Additional information regarding these contractual obligations is discussed further in Notes 6, 7, 8, 10 and 13 of the Notes to Consolidated Financial Statements.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Deposits without a stated maturity	$ 595,349	$ ---	$ ---	$ 595,349
Time and brokered certificates of deposit	678,035	204,182	222,711	1,104,928
Federal Home Loan Bank advances	90,302	60,434	28,434	179,170
Short-term borrowings	120,956	---	---	120,956
Subordinated debentures	---	---	25,774	25,774
Operating leases	719	1,402	180	2,301
Dividends declared but not paid	2,188	---	---	2,188
Other	40	---	---	40
	1,487,589	266,018	277,099	2,030,706
Interest rate swap fair value adjustment	3,527	---	---	3,527
	$1,491,116	$266,018	$277,099	$2,034,233

             Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

             The Company's stockholders' equity was $175.6 million, or 7.8% of total assets of $2.24 billion at December 31, 2006, compared to equity of $152.8 million, or 7.3% of total assets of $2.08 billion at December 31, 2005.

             Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2006, the Bank's Tier 1 risk-based capital ratio was 10.24%, total risk-based capital ratio was 11.50% and the Tier 1 leverage ratio was 8.86%. As of December 31, 2006, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2006, the Company's Tier 1 risk-based capital ratio was 10.65%, total risk-based capital ratio was 11.91% and the Tier 1 leverage ratio was 9.20%. As of December 31, 2006, the Company was "well capitalized" under the capital ratios described above.

Next Page

             At December 31, 2006, the held-to-maturity investment portfolio included no gross unrealized losses and $99,000 of gross unrealized gains.

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

             Statements of Cash Flows. During the years ended December 31, 2006, 2005 and 2004, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

             Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $43.7 million, $35.4 million and $31.6 million during the years ended December 31, 2006, 2005 and 2004, respectively.

             During the years ended December 31, 2006, 2005 and 2004, investing activities used cash of $143.1 million, $173.0 million and $293.7 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

             Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as the purchases of Company stock and dividend payments to stockholders. Financing activities provided cash flows of $114.8 million, $162.1 million and $280.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of Company stock and dividend payments to stockholders.

             Dividends. During the year ended December 31, 2006, the Company declared dividends of $0.60 per share (27.0% of net income per share) and paid dividends of $0.58 per share (26.1% of net income per share), compared to dividends declared of $0.52 per share (31.9% of net income per share) and paid of $0.50 per share (30.7% of net income per share) during the year ended December 31, 2005. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The dividend declared but unpaid as of December 31, 2006, was paid to shareholders on January 11, 2007.

             Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2006, the Company repurchased 135,028 shares of its common stock at an average price of $27.56 per share and reissued 89,192 shares of Company stock at an average price of $14.25 per share to cover stock option exercises. During the year ended December 31, 2005, the Company repurchased 37,279 shares of its common stock at an average price of $29.50 per share and reissued 61,572 shares of Company stock at an average price of $10.86 per share to cover stock option exercises.

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

Our Risk When Interest Rates Change

             The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

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

             The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2006, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is close to neutral.

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

             At December 31, 2006, the notional amount of interest rate swaps outstanding was approximately $541.0 million. Of this amount, $125.0 million consisted of swaps in a net settlement receivable position and $416.0 million consisted of swaps in a net settlement payable position. At December 31, 2005, the notional amount of interest rate swaps outstanding was approximately $521.0 million. Of this amount, $177.3 million consisted of swaps in a net settlement receivable position and $343.7 million consisted of swaps in a net settlement payable position. The maturities of interest rate swaps outstanding at December 31, 2006 and 2005, in terms of notional amounts and their average pay and receive rates is discussed further in Note 14 of the Notes to Consolidated Financial Statements.

             The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2006. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Next Page

Maturities

	December 31,							2006 Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$1,050	---	---	---	---	---	$1,050	$1,050
Weighted average rate	4.80%	---	---	---	---	---	4.80%
Available-for-sale equity securities	---	---	---	---	---	$11,196	$11,196	$11,513
Weighted average rate	---	---	---	---	---	5.52%	5.52%
Available-for-sale debt securities(1)	$25,241	---	$3,600	$6,485	$16,727	$283,742	$335,795	$332,679
Weighted average rate	5.20%	---	4.01%	3.98%	4.08%	5.05%	4.98%
Held-to-maturity securities	---	---	---	---	---	$1,470	$1,470	$1,569
Weighted average rate	---	---	---	---	---	7.47%	7.47%
Adjustable rate loans	$663,901	$226,448	$106,906	$64,473	$56,265	$242,512	$1,360,505	$1,357,621
Weighted average rate	8.55%	8.42%	8.36%	8.60%	8.34%	7.48%	8.32%
Fixed rate loans	$78,849	$31,989	$39,881	$39,357	$28,463	$124,257	$342,796	$343,228
Weighted average rate	7.32%	7.63%	8.26%	7.97%	8.68%	8.13%	7.94%
Federal Home Loan Bank stock	---	---	---	---	---	$10,479	$10,479	$10,479
Weighted average rate	---	---	---	---	---	4.25%	4.25%
Total financial assets	$769,041	$258,437	$150,387	$110,315	$101,455	$673,656	$2,063,291

Financial Liabilities:
Time deposits	$678,035	$53,283	$81,541	$26,130	$43,228	$222,711	$1,104,928	$1,105,809
Weighted average rate	5.11%	5.03%	5.32%	5.33%	5.38%	5.37%	5.19%
Interest-bearing demand	$390,158	---	---	---	---	---	$390,158	$390,158
Weighted average rate	3.03%	---	---	---	---	---	3.03%
Non-interest-bearing demand	$205,191	---	---	---	---	---	$205,191	$205,191
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$90,302	$3,395	$24,822	$29,978	$2,239	$28,434	$179,170	$179,117
Weighted average rate	5.41%	6.29%	5.34%	4.91%	6.29%	4.07%	5.13%
Short-term borrowings	$120,956	---	---	---	---	---	$120,956	$120,956
Weighted average rate	4.45%	---	---	---	---	---	4.45%
Subordinated debentures	---	---	---	---	---	$25,774	$25,774	$25,774
Weighted average rate	---	---	---	---	---	6.98%	6.98%
Total financial liabilities	$1,484,642	$56,678	$106,363	$56,108	$45,467	$276,919	$2,026,177

_______________
(1)	Available-for-sale debt securities include approximately $219 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $121 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next four years. This table does not show the effect of these monthly repayments of principal or rate changes.

Next Page

Repricing

	December 31,							2006 Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$1,050	---	---	---	---	---	$1,050	$1,050
Weighted average rate	4.80%	---	---	---	---	---	4.80%
Available-for-sale equity securities	$11,196	---	---	---	---	---	$11,196	$11,513
Weighted average rate	5.52%	---	---	---	---	---	5.52%
Available-for-sale debt securities(1)	$166,494	---	$3,600	$6,486	$16,727	$142,488	$335,795	$332,679
Weighted average rate	4.69%	---	4.01%	3.98%	4.08%	5.50%	4.98%
Held-to-maturity securities	---	---	---	---	---	$1,470	$1,470	$1,569
Weighted average rate	---	---	---	---	---	7.47%	7.47%
Adjustable rate loans	$1,294,200	$21,998	$18,539	$19,425	$6,343	---	$1,360,505	$1,357,621
Weighted average rate	8.40%	6.67%	6.24%	7.35%	7.77%	---	8.32%
Fixed rate loans	$78,849	$31,989	$39,881	$39,357	$28,463	$124,257	$342,796	$343,228
Weighted average rate	7.32%	7.63%	8.26%	7.97%	8.68%	7.81%	7.94%
Federal Home Loan Bank stock	$10,479	---	---	---	---	---	$10,479	$10,479
Weighted average rate	4.25%	---	---	---	---	---	4.25%
Total financial assets	$1,562,268	$53,987	$62,020	$65,268	$51,533	$268,215	$2,063,291

Financial Liabilities:
Time deposits(3)	$1,048,278	$36,084	$12,564	$2,097	$1,892	$4,013	$1,104,928	$1,105,809
Weighted average rate	5.20%	4.91%	4.86%	4.68%	5.30%	4.98%	5.19%
Interest-bearing demand	$390,158	---	---	---	---	---	$390,158	$390,158
Weighted average rate	3.03%	---	---	---	---	---	3.03%
Non-interest-bearing demand(2)	---	---	---	---	---	$205,191	$205,191	$205,191
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank advances	$167,482	$3,395	$642	$1,978	$2,239	$3,434	$179,170	$179,117
Weighted average rate	5.06%	6.29%	6.64%	6.41%	6.29%	5.99%	5.13%
Short-term borrowings	$120,956	---	---	---	---	---	$120,956	$120,956
Weighted average rate	4.45%	---	---	---	---	---	4.45%
Subordinated debentures	$25,774	---	---	---	---	---	$25,774	$25,774
Weighted average rate	6.98%	---	---	---	---	---	6.98%
Total financial liabilities	$1,752,648	$39,479	$13,206	$4,075	$4,131	$212,638	$2,026,177

Periodic repricing GAP	$(190,380)	$14,508	$48,814	$61,193	$47,402	$55,577	$37,114

Cumulative repricing GAP	$(190,380)	$(175,872)	$(127,058)	$(65,865)	$(18,463)	$37,114
_______________
(1)	Available-for-sale debt securities include approximately $219 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $121 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next four years. This table does not show the effect of these monthly repayments of principal or rate changes.
(2)	Noninterest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.
(3)	Time deposits include the effects of the Company's interest rate swaps on brokered certificates of deposit. These derivatives qualify for hedge accounting treatment.

Next Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Great Southern Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Great Southern Bancorp, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007, expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

/s/BKD, LLP

Springfield, Missouri
March 14, 2007

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2006 and 2005
(In Thousands, Except Per Share Data)

Assets

	2006	2005

Cash	$ 132,100	$ 116,578

Interest-bearing deposits in other financial institutions	1,050	1,154

Cash and cash equivalents	133,150	117,732

Available-for-sale securities	344,192	369,316

Held-to-maturity securities	1,470	1,510

Mortgage loans held for sale	2,574	2,124

Loans receivable, net of allowance for loan losses of $26,258 and $24,549 at December 31, 2006 and 2005, respectively	1,672,044	1,512,046

Interest receivable	13,587	10,841

Prepaid expenses and other assets	15,554	13,266

Foreclosed assets held for sale, net	4,768	595

Premises and equipment, net	26,417	27,265

Goodwill and other intangible assets	1,395	1,402

Federal Home Loan Bank stock	10,479	11,857

Refundable income taxes	2,306	---

Deferred income taxes	12,372	13,201

Total assets	$ 2,240,308	$ 2,081,155

See Notes to Consolidated Financial Statements

Next Page

Liabilities and Stockholders' Equity

	2006	2005

Liabilities
Deposits	$ 1,703,804	$ 1,550,253
Federal Home Loan Bank advances	179,170	203,435
Short-term borrowings	120,956	133,558
Subordinated debentures issued to capital trust	25,774	18,059
Accrued interest payable	5,810	4,615
Advances from borrowers for taxes and insurance	388	233
Accounts payable and accrued expenses	28,828	17,494
Income taxes payable	---	706

Total liabilities	2,064,730	1,928,353

Commitments and Contingencies	---	---

Stockholders' Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares	---	---
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2006 - 13,676,965 shares, 2005 - 13,722,801 shares	137	137
Additional paid-in capital	18,481	17,781
Retained earnings	158,780	138,921
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes of $(980) and $(2,174) at December 31, 2006 and 2005, respectively	(1,820)	(4,037)

Total stockholders' equity	175,578	152,802

Total liabilities and stockholders' equity	$ 2,240,308	$ 2,081,155

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Per Share Data)

	2006	2005	2004

Interest Income
Loans	$ 133,094	$ 98,129	$ 74,162
Investment securities and other	16,987	16,366	12,897
	150,081	114,495	87,059
Interest Expense
Deposits	65,733	42,269	28,952
Federal Home Loan Bank advances	8,138	7,873	6,091
Short-term borrowings	5,648	4,969	1,580
Subordinated debentures issued to capital trust	1,335	986	610
	80,854	56,097	37,233

Net Interest Income	69,227	58,398	49,826
Provision for Loan Losses	5,450	4,025	4,800
Net Interest Income After Provision for Loan Losses	63,777	54,373	45,026

Noninterest Income
Commissions	9,166	8,726	7,793
Service charges and ATM fees	14,611	13,309	12,726
Net gains on loan sales	944	983	992
Net realized gains (losses) on sales of available-for-sale securities	(1)	85	(373)
Realized impairment of available-for-sale securities	---	(734)	---
Net gain on sales of fixed assets	167	30	403
Late charges and fees on loans	1,567	1,430	872
Change in interest rate swap fair value net of change in hedged deposit fair value	1,498	---	---
Change in interest rate swap fair value	---	(6,600)	1,136
Interest rate swap net settlements	---	3,408	8,881
Other income	1,680	922	879
	29,632	21,559	33,309

Noninterest Expense
Salaries and employee benefits	28,285	25,355	22,007
Net occupancy expense	7,645	7,589	7,247
Postage	2,178	1,954	1,784
Insurance	876	883	761
Advertising	1,201	1,025	794
Office supplies and printing	931	903	811
Telephone	1,387	1,068	903
Legal, audit and other professional fees	1,127	1,410	1,309
Expense on foreclosed assets	119	268	485
Write-off of trust preferred securities issuance costs	783	---	---
Other operating expenses	4,275	3,743	3,160
	48,807	44,198	39,261

Income Before Income Taxes	44,602	31,734	39,074
Provision for Income Taxes	13,859	9,063	12,675
Net Income	$ 30,743	$ 22,671	$ 26,399

Earnings Per Common Share
Basic	$ 2.24	$ 1.65	$ 1.93
Diluted	$ 2.22	$ 1.63	$ 1.89

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Per Share Data)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2004	$ ---	$ 123	$17,451	$166,290	$ (65)	$(62,120)	$121,679
Net income	26,399	---	---	26,399	---	---	26,399
Stock issued under Stock Option Plan	---	---	434	---	---	292	726
Dividends declared, $.44 per share	---	---	---	(6,030)	---	---	(6,030)
Effect of two-for-one stock split	---	69	(69)	---	---	---	---
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(443)	(821)	---	---	---	(821)	---	(821)
Company stock purchased	---	---	---	---	---	(1,116)	(1,116)
Reclassification of treasury stock per Maryland law	---	(55)	---	(62,889)	---	62,944	---

Comprehensive income	$25,578

Balance, December 31, 2004	$ ---	137	17,816	123,770	(886)	0	140,837
Net income	22,671	---	---	22,671	---	---	22,671
Stock issued under Stock Option Plan	---	---	(35)	---	---	711	676
Dividends declared, $.52 per share	---	---	---	(7,132)	---	---	(7,132)
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(1,697)	(3,151)	---	---	---	(3,151)	---	(3,151)
Company stock purchased	---	---	---	---	---	(1,099)	(1,099)
Reclassification of treasury stock per Maryland law	---	---	---	(388)	---	388	---

Comprehensive income	$ 19,520

Balance, December 31, 2005	$ --	137	17,781	138,921	(4,037)	0	152,802
Net income	30,743	---	---	30,743	---	---	30,743
Stock issued under Stock Option Plan	---	---	700	---	---	1,052	1,752
Dividends declared, $.60 per share	---	---	---	(8,214)	---	---	(8,214)
Change in unrealized gain on available-for-sale securities, net of income taxes of $1,194	2,217	---	---	---	2,217	---	2,217
Company stock purchased	---	---	---	---	---	(3,722)	(3,722)
Reclassification of treasury stock per Maryland law	---	---	---	(2,670)	---	2,670	---

Comprehensive income	$ 32,960

Balance, December 31, 2006		$ 137	$ 18,481	$158,780	$ (1,820)	$ 0	$175,578

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004

Operating Activities
Net income	$ 30,743	$ 22,671	$ 26,399
Proceeds from sales of loans held for sale	71,964	50,130	61,242
Originations of loans held for sale	(68,076)	(46,458)	(58,600)
Items not requiring (providing) cash
Depreciation	2,932	3,406	2,973
Amortization	380	402	205
Write-off of trust preferred securities issuance costs	783	---	---
Provision for loan losses	5,450	4,025	4,800
Net gains on loan sales	(944)	(983)	(992)
Net realized (gains) losses and impairment on available-for-sale securities	(1)	649	373
Gain on sale of premises and equipment	(167)	(30)	(403)
(Gain) loss on sale of foreclosed assets	(184)	(272)	10
Amortization of deferred income, premiums and discounts	(1,849)	(217)	351
Deferred income taxes	(365)	(7,356)	(2,022)
Changes in
Interest receivable	(2,746)	(2,741)	(1,118)
Prepaid expenses and other assets	(1,745)	(78)	(962)
Accounts payable and accrued expenses	13,981	11,002	1,190
Income taxes refundable (payable)	(3,012)	1,210	(1,843)

Net cash provided by operating activities	47,144	35,360	31,603

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004

Investing Activities
Net change in loans	$ (127,762)	$ (100,357)	$ (165,300)
Purchase of loans	(47,508)	(77,929)	(40,102)
Proceeds from sale of student loans	2,314	4,022	8,146
Purchase of bank branches, net of cash acquired	---	22,605	---
Purchase of additional business units	(143)	(169)	(200)
Purchase of premises and equipment	(4,094)	(7,168)	(7,457)
Proceeds from sale of premises and equipment	2,177	781	1,426
Proceeds from sale of foreclosed assets	2,861	4,139	11,443
Capitalized costs on foreclosed assets	---	---	(174)
Proceeds from maturities, calls and repayments of held-to-maturity securities	40	35	25
Proceeds from sale of available-for-sale securities	26,679	48,203	93,917
Proceeds from maturities, calls and repayments of available-for-sale securities	295,188	95,027	106,184
Purchase of available-for-sale securities	(294,218)	(164,735)	(299,003)
(Purchase) redemption of Federal Home Loan Bank stock	1,378	2,581	(2,653)

Net cash used in investing activities	(143,088)	(172,965)	(293,748)

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004

Financing Activities
Net increase in certificates of deposit	$ 144,203	$ 152,483	$ 119,674
Net increase in checking and savings accounts	6,038	63,044	42,187
Proceeds from Federal Home Loan Bank advances	952,200	4,322,000	4,939,000
Repayments of Federal Home Loan Bank advances	(976,465)	(4,350,051)	(4,912,301)
Net increase (decrease) in short-term borrowings	(12,602)	(18,033)	98,057
Proceeds from issuance of trust preferred debentures	25,000	---	---
Repayment of trust preferred debentures	(17,250)	---	---
Advances to borrowers for taxes and insurance	155	(39)	70
Company stock purchased	(3,722)	(1,099)	(1,116)
Dividends paid	(7,947)	(6,855)	(5,755)
Stock options exercised	1,752	676	726

Net cash provided by financing activities	111,362	162,126	280,542

Increase in Cash and Cash Equivalents	15,418	24,521	18,397

Cash and Cash Equivalents, Beginning of Year	117,732	93,211	74,814

Cash and Cash Equivalents, End of Year	$ 133,150	$ 117,732	$ 93,211

See Notes to Consolidated Financial Statements

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (GSBC or the "Company") operates as a one-bank holding company. GSBC's business primarily consists of the business of Great Southern Bank (the "Bank"), which provides a full range of financial services as well as travel, insurance and investment services through the Bank's other wholly owned subsidiaries to customers primarily in southwest and central Missouri. In addition, the Company serves the loan needs of customers through its loan origination offices in St. Louis, Kansas City and Columbia, Missouri, and Rogers, Arkansas. Outside of Missouri, the states with the largest concentrations of loans by the Company are Arkansas, Kansas and Oklahoma. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

The Company's banking operation is its only reportable segment. The banking operation is principally engaged in the business of originating residential and commercial real estate loans, construction loans, commercial business loans and consumer loans and funding these loans through attracting deposits from the general public, accepting brokered deposits and borrowing from the Federal Home Loan Bank and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance. Revenue from segments below the reportable segment threshold is attributable to three operating segments of the Company. These segments include insurance services, travel services and investment services. Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Reclassifications

Certain prior periods' amounts have been reclassified to conform to the 2006 financial statements presentation. These reclassifications had no effect on net income.

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

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Nonbinding forward commitments to sell individual mortgage loans are generally obtained to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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
December 31, 2006, 2005 and 2004

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
December 31, 2006, 2005 and 2004

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

A summary of goodwill and intangible assets is as follows:

	December 31,
	2006	2005

	(In Thousands)

Goodwill - Branch acquisitions	$ 379	$ 379
Goodwill - Travel agency acquisitions	395	293
Deposit intangibles	488	575
Noncompete agreements	133	155

	$ 1,395	$ 1,402
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
December 31, 2006, 2005 and 2004

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

Earnings per share (EPS) were computed as follows:

	2006	2005	2004

	(In Thousands, Except Per Share Data)

Net income	$ 30,743	$ 22,671	$ 26,399

Average common shares outstanding	13,697	13,713	13,702

Average common share stock options outstanding	128	209	293

Average diluted common shares	13,825	13,922	13,995

Earnings per common share - basic	$ 2.24	$ 1.65	$ 1.93

Earnings per common share - diluted	$ 2.22	$ 1.63	$ 1.89

Options to purchase 318,695 and 116,213 shares of common stock were outstanding during the years ended December 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share for that year because the options' exercise price was greater than the average market price of the common shares. There were no anti-dilutive options outstanding for the year ended December 31, 2004.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 18. On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) specifies the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense within the income statement the grant-date fair value of stock options and other equity-based compensation granted to employees. As a result, compensation cost related to share-based payment transactions is now recognized in the Company's consolidated financial statements using the modified prospective transition method provided for in the standard. For the year ended December 31, 2006, share-based compensation expense totaling $480,000 has been included in salaries and employee benefits expense in the Consolidated Statements of Income.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation using the intrinsic value method permitted by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For 2005 and 2004, no stock-based employee compensation cost is reflected in the Consolidated Statements of Income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, if the Company had applied the fair value provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in those years.

Year Ended December 31,
	2005	2004

(In Thousands, Except Per Share Amounts)

Net income, as reported	$ 22,671	$ 26,399
Less
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(1,771)	(523)
Pro forma net income	$ 20,900	$ 25,876

Earnings per share
Basic - as reported	$ 1.65	$ 1.93

Basic - pro forma	$ 1.52	$ 1.89

Diluted - as reported	$ 1.63	$ 1.89

Diluted - pro forma	$ 1.50	$ 1.85

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On December 31, 2005, the Board of Directors of the Company approved the accelerated vesting of certain outstanding out-of-the-money unvested options (Options) to purchase shares of the Company's common stock held by the Company's officers and employees. Options to purchase 183,935 shares which would otherwise have vested from time to time over the next five years became immediately exercisable as a result of this action. The accelerated Options had a weighted average exercise price of $31.49. The closing market price on December 30, 2005, was $27.61. The Company also placed a restriction on the sale or other transfer of shares (including pledging the shares as collateral) acquired through the exercise of the accelerated Options prior to the original vesting date. With the acceleration of these Options, the compensation expense, net of taxes, that was recognized in the Company's income statement for 2006 was reduced by approximately $267,000. The Company estimates that, with the acceleration of these Options, the compensation expense, net of taxes, that will be recognized in its income statement for 2007, 2008, 2009 and 2010, will be reduced by approximately $267,000, $267,000, $238,000 and $103,000, respectively. The accelerated Options represent approximately 41% of the unvested Company options and 27% of the total of all outstanding Company options.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2006 and 2005, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2006, nearly all of the interest-bearing deposits were uninsured, with all of these balances held at the Federal Home Loan Bank.

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
December 31, 2006, 2005 and 2004

Accounting Restatement for Interest Rate Swaps

On January 23, 2006, the Company announced that it was restating certain of its historical financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and years ended December 31, 2004, 2003, 2002, and 2001. The restatement of this financial information relates to correction of prior accounting errors relating to certain interest rate swaps associated with brokered certificates of deposit (CDs).

The Company has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered CDs. From the inception of the hedging program in 2000, the Company has applied a method of fair value hedge accounting under Statement of Financial Accounting Standards (SFAS) 133 to account for the CD swap transactions that allowed the Company to assume the effectiveness of such transactions (the so-called "short-cut" method). The Company concluded that the CD swap transactions did not qualify for this method in prior periods because the method to pay the related CD broker placement fee was determined, in retrospect, to have caused the swap to not have a fair value of zero at inception (which is required under SFAS 133 to qualify for the "short-cut" method). Although the impact of applying the alternative "long-haul" method of documentation using SFAS 133 and the results under the "short-cut" method are believed to result in no significant difference in the hedge effectiveness of the majority of these swaps, and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the proper hedge documentation was not in place at the inception of the hedge.

The Company is charged a fee in connection with its acquisition of brokered CDs. For those CDs that were part of the Company's accounting restatement for interest rate swaps in 2005, this fee was not paid separately by the Company to the CD broker, but rather was built in as part of the overall rate on the interest rate swap. In connection with the restatement, the Company determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. If the Company calls the brokered CD (at par) prior to maturity, the remaining unamortized broker fee is expensed at that time. The remaining unamortized prepaid broker fees related to these brokered CDs (that were subject to the restatement) at December 31, 2006 and 2005, were $4.7 million and $6.5 million, respectively. After December 31, 2005, and for any brokered CDs that do not have a corresponding interest rate swap, the broker fee may be paid separately by the Company to the CD broker, in which case the fee would be amortized into interest expense over the maturity period of the brokered CD. In any instances where the fee was not paid separately by the Company to the CD broker, but rather was built in as part of the overall rate on the interest rate swap, the Company must include this in its assessment of the transaction's qualification for hedge accounting.

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The effects of the restatement on net income and earnings per share were as follows:

2004

(In Thousands, Except Per Share Amounts)

Net income as previously reported	$26,880
Net income as restated	$26,399

Earnings per share as previously reported
Basic	$ 1.96
Diluted	$ 1.92

Earnings per share as restated
Basic	$ 1.93
Diluted	$ 1.89

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2006 and 2005, respectively, was $34,440,000 and $30,974,000.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This interpretation addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company currently does not believe that the adoption of FIN 48 will have a material impact on the consolidated financial condition or results of operations of the Company.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Related to FIN 48, the FASB recently published for comment proposed FASB Staff Position No. FIN 48-a (FSP FIN 48-a). FSP FIN 48-a provides guidance on how a Company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. If adopted, proposed FSP FIN 48-a would be effective as of the same dates as FIN 48.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is evaluating this Statement to determine the impact, if any, on certain of its financial assets and liabilities.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard had no impact on the consolidated financial condition or results of operations of the Company in 2006.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. This Statement seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Existing accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this Statement, entities may measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, companies must provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted if the Company makes this election for its first fiscal quarter in the 2007 fiscal year. If the Company adopts SFAS No. 159 early, it must also adopt SFAS No. 157 simultaneously. The Company is currently assessing whether it will elect to use the fair value option on certain of its financial assets and liabilities.

In January 2007, the FASB issued an exposure draft - Disclosures about Derivative Instruments and Hedging Activities. This exposure draft would amend and expand the disclosure requirements in SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The FASB issued this proposed Statement to address concerns that the existing disclosure requirements for derivative instruments and related hedged items do not provide adequate information on the effect that derivative activities have on an entity's overall consolidated financial condition or results of operations. Specific disclosure requirements are outlined in the proposed Statement. At this time, the FASB has not adopted the final Statement. The Company continues to monitor the exposure draft to determine the impact, if any, on the consolidated financial condition or results of operations of the Company.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 2: Investments in Debt and Equity Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

U.S. government agencies	$ 59,494	$ ---	$ 798	$ 58,696
Collateralized mortgage obligations	30,536	1	453	30,084
Mortgage-backed securities	191,282	221	3,027	188,476
States and political subdivisions	51,128	870	31	51,967
Corporate bonds	3,355	101	---	3,456
Equity securities	11,196	317	---	11,513

	$346,991	$1,510	$4,309	$344,192

	December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

U.S. government agencies	$ 37,913	$ ---	$1,381	$ 36,532
Collateralized mortgage obligations	32,671	---	628	32,043
Mortgage-backed securities	240,534	122	4,628	236,028
States and political subdivisions	45,215	507	107	45,615
Corporate bonds	5,861	160	---	6,021
Equity securities	13,334	5	262	13,077

	$375,528	$794	$7,006	$369,316

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The amortized cost and fair value of available-for-sale securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value

	(In Thousands)

One year or less	$ 25,241	$ 25,241
After one through five years	9,665	9,439
After five through ten years	13,199	13,066
After ten years	65,872	66,373
Securities not due on a single maturity date	221,818	218,560
Equity securities	11,196	11,513

	$346,991	$344,192

The amortized cost and approximate fair values of securities classified as held-to-maturity were as follows:

December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(In Thousands)

States and political subdivisions	$ 1,470	$ 99	$ 0	$ 1,569

December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(In Thousands)

States and political subdivisions	$ 1,510	$ 93	$ 0	$ 1,603

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The held-to-maturity securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value

	(In Thousands)

After one through five years	$ ---	$ ---
After five through ten years	---	---
After ten years	1,470	1,569

	$1,470	$1,569

The amortized cost and approximate fair values of securities pledged as collateral was as follows at December 31, 2006 and 2005:

	2006		2005
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)

Public deposits	$173,218	$172,556	$177,764	$175,949
Collateralized borrowing accounts	136,859	134,402	143,636	139,933
Federal Home Loan Bank advances	221	218	13,312	13,077
Interest rate swaps and treasury, tax and loan accounts	9,879	9,784	19,146	18,782

	$320,177	$316,960	$353,858	$347,741

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2006 and 2005, respectively, was approximately $204,757,000 and $298,460,000 which is approximately 59.2% and 80.5% of the Company's available-for-sale and held-to-maturity investment portfolio. The declines in debt securities primarily resulted from increases in market interest rates in 2005 and 2006.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

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

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	2006
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)

U.S. government agencies	$ ---	$ ---	$ 23,455	$ (798)	$ 23,455	$ (798)
Mortgage-backed securities	---	---	142,275	(3,174)	142,275	(3,174)
Collateralized mortgage obligations	17,772	(48)	16,480	(258)	34,252	(306)
State and political subdivisions	1,685	(3)	3,090	(28)	4,775	(31)

	$19,457	$ (51)	$185,300	$(4,258)	$204,757	$(4,309)

	2005
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)

U.S. government agencies	$ 13,886	$ (385)	$ 22,646	$ (996)	$ 36,532	$(1,381)
Mortgage-backed securities	110,202	(1,850)	92,965	(2,778)	203,167	(4,628)
Equity securities	2,761	(193)	10,308	(69)	13,069	(262)
Collateralized mortgage obligations	20,101	(252)	11,942	(376)	32,043	(628)
State and political subdivisions	10,874	(71)	2,775	(36)	13,649	(107)
	$157,824	$(2,751)	$140,636	$(4,255)	$298,460	$(7,006)

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 3: Other Comprehensive Income (Loss)

	2006	2005	2004

	(In Thousands)

Unrealized gain (loss) on available-for-sale securities, net of income taxes of $1,194 for December 31, 2006; $(1,924) for December 31, 2005; $(574) for December 31, 2004	$2,217	$(3,573)	$(1,063)
Less reclassification adjustment for gain (loss) included in net income, net of income taxes of $0 for December 31, 2006; $(227) for December 31, 2005; $(131) for December 31, 2004	---	(422)	(242)
Change in unrealized gain (loss) on available-for- sale securities, net of income taxes	$2,217	$(3,151)	$ (821)

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, 2006 and 2005, included:

	2006	2005

	(In Thousands)

One-to-four family residential mortgage loans	$ 174,056	$ 171,011
Other residential mortgage loans	73,366	105,845
Commercial real estate loans	482,574	482,925
Other commercial loans	149,593	102,034
Industrial revenue bonds	46,472	70,270
Construction loans	859,650	701,825
Installment, education and other loans	136,620	133,346
Prepaid dealer premium	8,190	4,455
Discounts on loans purchased	(7)	(9)
Undisbursed portion of loans in process	(229,794)	(233,214)
Allowance for loan losses	(26,258)	(24,549)
Deferred loan fees and gains, net	(2,418)	(1,893)

	$1,672,044	$1,512,046

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Transactions in the allowance for loan losses were as follows:

	2006	2005	2004

	(In Thousands)

Balance, beginning of year	$24,549	$23,489	$20,844
Provision charged to expense	5,450	4,025	4,800
Loans charged off, net of recoveries of $2,500 for 2006, $2,291 for 2005 and $2,825 for 2004	(3,741)	(2,965)	(2,155)

Balance, end of year	$26,258	$24,549	$23,489

The weighted average interest rate on loans receivable at December 31, 2006 and 2005, was 8.20% and 7.33%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans serviced for others were $70,686,000 and $43,903,000 at December 31, 2006 and 2005, respectively. In addition, available lines of credit on these loans were $28,057,000 and $6,561,000 at December 31, 2006 and 2005, respectively.

Gross impaired loans totaled approximately $20,243,000 and $16,210,000 at December 31, 2006 and 2005, respectively. An allowance for loan losses of $3,328,000 and $2,229,000 relates to these impaired loans at December 31, 2006 and 2005, respectively. There were $478,000 of impaired loans at December 31, 2006, and $674,000 of impaired loans at December 31, 2005, without a related allowance for loan losses assigned.

Interest of approximately $722,000, $415,000 and $340,000 was received on average impaired loans of approximately $22,630,000, $11,932,000 and $6,615,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest of approximately $1,954,000, $834,000 and $463,000 would have been recognized on an accrual basis during the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled approximately $441,000 and $830,000, respectively. Nonaccruing loans at December 31, 2006 and 2005, were approximately $19,802,000 and $15,380,000, respectively.

Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 9.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank's cost of funds, subject to annual adjustments. At December 31, 2006 and 2005, loans outstanding to these directors and executive officers are summarized as follows:

	December 31,
	2006	2005

	(In Thousands)

Balance, beginning of year	$19,783	$15,053
New loans	18,835	12,126
Payments	(18,413)	(7,396)

Balance, end of year	$20,205	$19,783

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows:

	December 31,
	2006	2005

	(In Thousands)

Land	$ 8,057	$ 8,352
Buildings and improvements	18,485	17,961
Furniture, fixtures and equipment	21,355	20,498
	47,897	46,811
Less accumulated depreciation	21,480	19,546

	$26,417	$27,265

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 6: Deposits

Deposits are summarized as follows:

		December 31,
	Weighted Average Interest Rate	2006	2005

		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	---	$ 205,191	$ 192,247
Interest-bearing checking and savings accounts	3.03% - 2.55%	390,158	397,064

		595,349	589,311

Certificate accounts	0% - 1.99%	---	3,605
	2% - 2.99%	1,457	47,156
	3% - 3.99%	155,213	398,560
	4% - 4.99%	358,428	395,830
	5% - 5.99%	567,767	94,588
	6% - 6.99%	21,694	20,621
	7% and above	369	365

		1,104,928	960,725
Interest rate swap fair value adjustment		3,527	217

		$1,703,804	$1,550,253

The weighted average interest rate on certificates of deposit was 5.19% and 3.98% at December 31, 2006 and 2005, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $144,053,000 and $125,830,000 at December 31, 2006 and 2005, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $708,210,000 and $584,371,000 at December 31, 2006 and 2005, respectively.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

At December 31, 2006, scheduled maturities of certificates of deposit were as follows (in thousands):

2007	$678,035
2008	53,283
2009	81,541
2010	26,130
2011	43,228
Thereafter	222,711

$1,104,928

A summary of interest expense on deposits is as follows:

	2006	2005	2004

	(In Thousands)

Checking and savings accounts	$ 12,679	$ 8,093	$ 4,729
Certificate accounts	53,145	34,228	24,274
Early withdrawal penalties	(91)	(52)	(51)

	$65,733	$42,269	$28,952

Note 7: Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following:

	December 31, 2006		December 31, 2005
Due In	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

	(In Thousands, Except Interest Rates)

2006	$ ---	---%	$11,266	4.31%
2007	90,302	5.41	3,302	7.17
2008	3,395	6.29	3,395	6.29
2009	24,822	5.34	24,821	4.38
2010	29,978	4.91	29,978	4.82
2011	2,239	6.29	27,239	4.88
2012 and thereafter	28,434	4.07	103,434	3.55

	$179,170	5.13	$203,435	4.16

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 16, 2010. The interest rate on this advance is 4.75%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank's FHLB advances is a $25,000,000 advance with a maturity date of December 7, 2016. The interest rate on this advance is 3.81%. The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly beginning December 7, 2007.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances. Investment securities with approximate carrying values of $218,000 and $13,077,000, respectively, were specifically pledged as collateral for advances at December 31, 2006 and 2005. Loans with carrying values of approximately $489,006,000 and $598,017,000 were pledged as collateral for outstanding advances at December 31, 2006 and 2005, respectively.

Note 8: Short-term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2006	2005

	(In Thousands)

Note payable on tax credit investment	$ ---	$ 45
Overnight borrowings	---	1,001
Securities sold under reverse repurchase agreements	120,956	132,512

	$120,956	$133,558

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

Short-term borrowings had weighted average interest rates of 4.45% and 4.01% at December 31, 2006 and 2005, respectively. Short-term borrowings averaged approximately $129,523,000 and $157,747,000 for the years ended December 31, 2006 and 2005, respectively. The maximum amounts outstanding at any month end were $186,688,000 and $199,076,000 during those same periods.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 9: Federal Reserve Bank Borrowings

The Bank has a potentially available $139,624,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2006. The line is secured primarily by commercial loans and had an outstanding balance of $0 at December 31, 2006.

Note 10: Subordinated Debentures Issued to Capital Trust

Great Southern Capital Trust I (Trust I), a Delaware statutory trust, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase 9.00% Junior Subordinated Debentures from the Company totaling $17,784,000. The Company's proceeds from the issuance of the Subordinated Debentures to Trust I, net of underwriting fees and offering expenses, were $16.3 million. The Subordinated Debentures were scheduled to mature in 2031; the Company elected to redeem the debentures (and as a result the Trust I securities) in November 2006. As a result of the redemption of the Trust I securities, approximately $510,000 (after tax) of related unamortized issuance costs were written off as a noncash expense in 2006.

The Company entered into an interest rate swap agreement to effectively convert this fixed rate debt to variable rates of interest. The variable rate was three-month LIBOR plus 202 basis points, adjusting quarterly. The initial rate was 6.25% and the rate at December 31, 2005, was 6.04%. This interest rate swap was terminated in November 2006 at no cost to the Company.

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25,774,000. The initial interest rate on the Trust II debentures and the rate at December 31, 2006, was 6.98%.

Subordinated debentures issued to capital trust are summarized as follows:

	December 31,
	2006	2005

	(In Thousands)

Subordinated debentures	$25,774	$17,784
Interest rate swap fair value adjustment	---	275

	$25,774	$18,059

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 11: Income Taxes

The Company files a consolidated federal income tax return. As of December 31, 2006 and 2005, retained earnings included approximately $17,500,000 for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2006 and 2005.

The provision for income taxes included these components:

	2006	2005	2004

	(In Thousands)

Taxes currently payable	$14,224	$16,419	$14,697
Deferred income taxes	(365)	(7,356)	(2,022)
Income tax expense	$13,859	$ 9,063	$12,675

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2006	2005

	(In Thousands)
Deferred tax assets
Allowance for loan losses	$ 9,190	$ 8,592
Accrued expenses	427	546
Partnership tax credits	291	270
Excess of cost over fair value of net assets acquired	178	184
Book depreciation in excess of tax depreciation	78	---
Unrealized loss and realized impairment on available- for-sale securities	1,237	2,431
Fair value of interest rate swaps	3,420	4,098
Write-down of foreclosed assets	95	108
Other	43	---
	14,959	16,229
Deferred tax liabilities
Tax depreciation in excess of book depreciation	---	(301)
FHLB stock dividends	(280)	(379)
Bank franchise tax refund	(76)	(76)
Prepaid expenses	(433)	---
Deferred broker fees on CDs	(1,637)	(2,259)
Other	(161)	(13)
	(2,587)	(3,028)
Net deferred tax asset	$12,372	$ 13,201

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	2006	2005	2004

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and dividends	(2.2)	(3.2)	(2.3)
Tax credits	(.9)	(1.4)	(.2)
Other	(.8)	(1.8)	(.1)

	31.1%	28.6%	32.4%

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
December 31, 2006, 2005 and 2004

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)
Financial assets
Cash and cash equivalents	$ 133,150	$ 133,150	$ 117,732	$ 117,732
Available-for-sale securities	344,192	344,192	369,316	369,316
Held-to-maturity securities	1,470	1,569	1,510	1,603
Mortgage loans held for sale	2,574	2,574	2,124	2,124
Loans, net of allowance for loan losses	1,672,044	1,669,592	1,512,046	1,506,305
Accrued interest receivable	13,587	13,587	10,841	10,841
Investment in FHLB stock	10,479	10,479	11,857	11,857
Interest rate swaps	3,444	3,444	275	275

Financial liabilities
Deposits	1,703,804	1,704,685	1,500,253	1,545,533
FHLB advances	179,170	179,117	203,435	202,690
Short-term borrowings	120,956	120,956	133,558	133,558
Subordinated debentures	25,774	25,774	18,059	18,059
Accrued interest payable	5,810	5,810	4,615	4,615
Interest rate swaps	9,773	9,773	11,492	11,492
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	---	---	---	---
Letters of credit	101	101	61	61
Lines of credit	---	---	---	---

Note 13: Operating Leases

The Company has entered into various operating leases at several of its locations. Some of the leases have renewal options.

At December 31, 2006, future minimum lease payments were as follows (in thousands):

2007	$ 719
2008	555
2009	473
2010	225
2011	149
Thereafter	180

$2,301

Rental expense was $718,000, $569,000 and $560,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 14: Interest Rate Swaps

In the normal course of business, the Company uses derivative financial instruments (primarily interest rate swaps) to assist in its interest rate risk management. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are measured and reported at fair value on the Company's consolidated statement of financial condition as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings, in noninterest income. See Note 1, Accounting Restatement for Interest Rate Swaps.

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

At December 31, 2006 and 2005, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At December 31, 2006, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $541.0 million and $521.0 million at December 31, 2006 and 2005, respectively. At December 31, 2006, swaps in a net settlement receivable position totaled $125.0 million and swaps in a net settlement payable position totaled $416.0 million. At December 31, 2005, swaps in a net settlement receivable position totaled $177.3 million and swaps in a net settlement payable position totaled $343.7 million. The net gains (losses) recognized in earnings on fair value hedges were $1.5 million, $(6.6) million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The maturities of interest rate swaps outstanding at December 31, 2006 and 2005, in terms of notional amounts and their average pay and receive rates were as follows:

	2006			2005
	Fixed	Average	Average	Fixed	Average	Average
	To	Pay	Receive	To	Pay	Receive
	Variable	Rate	Rate	Variable	Rate	Rate

	(In Millions)
Interest Rate Swaps
Expected Maturity Date
2006	$ ---	---%	---%	$ 30.0	4.21%	4.50%
2007	169.7	5.18	4.72	40.0	4.44	3.36
2008	17.2	5.21	4.20	17.5	4.23	3.77
2009	69.1	5.32	4.08	69.5	4.36	3.97
2010	24.2	5.31	3.65	24.4	4.41	3.43
2011	41.4	5.31	3.92	41.9	4.29	3.77
2012	12.5	5.30	4.81	12.6	4.37	4.81
2013	42.7	5.29	4.30	43.5	4.36	4.17
2014	16.3	5.31	4.55	55.9	4.33	3.50
2015	29.2	5.30	4.67	29.6	4.41	4.08
2016	34.0	5.37	5.21	34.3	4.36	5.21
2017	16.2	5.30	5.27	16.8	4.40	5.27
2018	---	---	---	4.9	4.14	4.00
2019	46.3	5.29	4.90	59.5	4.39	4.67
2020	14.8	5.29	4.00	15.0	4.32	4.00
2023	7.4	5.32	5.10	8.4	4.14	5.10
2031	---	---	---	17.2	6.04	9.00

	$541.0	5.27	4.52	$521.0	4.40	4.29

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

At December 31, 2006 and 2005, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $5,121,000 and $49,819,000, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $862,000 and $937,000, at December 31, 2006 and 2005, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $25,281,000 and $23,545,000, at December 31, 2006 and 2005, respectively, with $19,897,000 and $17,752,000, respectively, of the letters of credit having terms up to three years. The remaining $5,384,000 and $5,793,000 at December 31, 2006 and 2005, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

At December 31, 2006, the Bank had granted unused lines of credit to borrowers aggregating approximately $311,325,000 and $40,236,000 for commercial lines and open-end consumer lines, respectively. At December 31, 2005, the Bank had granted unused lines of credit to borrowers aggregating approximately $297,508,000 and $39,721,000 for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri. Although the Bank has a diversified portfolio, loans aggregating approximately $196,958,000 and $193,596,000 at December 31, 2006 and 2005, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area. Residential mortgages account for approximately $68,531,000 and $69,228,000 of this total at December 31, 2006 and 2005, respectively.

Note 16: Additional Cash Flow Information

	2006	2005	2004

	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$7,869	$3,422	$4,611
Sale and financing of foreclosed assets	$1,019	$825	$331
Dividends declared but not paid	$2,188	$1,921	$1,644

Additional Cash Payment Information
Interest paid	$79,659	$53,677	$36,717
Income taxes paid	$12,938	$14,714	$16,600

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 17: Employee Benefits

The Company participates in a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements. Effective July 1, 2006, this plan was closed to new participants. Employees already in the plan will continue to accrue benefits. The Company's policy is to fund pension cost accrued. Employer contributions charged to expense for the years ended December 31, 2006, 2005 and 2004, were approximately $1.5 million, $1.2 million and $697,000, respectively. As a member of a multiemployer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution retirement plan covering substantially all employees. The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation, and also matches 50% of the employee's contribution on the next 2% of the employee's compensation. Effective January 1, 2007, the Company will match 100% of the employee's contribution on the first 4% of the employee's compensation, and also will match 50% of the employee's contribution on the next 2% of the employee's compensation. Employer contributions charged to expense for the years ended December 31, 2006, 2005 and 2004, were approximately $520,000, $404,000 and $341,000, respectively.

Note 18: Stock Option Plans

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 2,464,992 (adjusted for stock splits) shares of common stock. This plan has terminated; therefore, no new stock options or other awards may be granted under this plan. At December 31, 2006, there were 18,904 options outstanding under this plan.

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock. Upon stockholders' approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan. At December 31, 2006, there were 168,158 options outstanding under this plan.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 1,196,448 (adjusted for stock split) shares of common stock. At December 31, 2006, there were 493,295 options outstanding under the plan.

Stock options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of the Company's common stock on the date of grant. Options are granted for a 10-year term and generally become exercisable in four cumulative annual installments of 25% commencing two years from the date of grant. The Stock Option Committee may accelerate a participant's right to purchase shares under the plan.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company's stock option plans:

	Available To Grant	Shares Under Option	Weighted Average Exercise Price

Balance, January 1, 2004	496,749	289,042	$ 31.930
Granted	(9,500)	9,500	48.807
Exercised	---	(10,541)	(23.062)
Forfeited from terminated plan(s)	---	(2,798)	(29.996)
Forfeited from current plan(s)	5,750	(5,750)	(37.923)
Effect of 2-for-1 stock split	492,999	279,453	---
Granted	(112,663)	112,663	32.069
Exercised	---	(15,055)	(12.384)
Forfeited from terminated plans(s)	---	(5,300)	(16.143)
Forfeited from current plan(s)	5,000	(5,000)	(20.805)

Balance, December 31, 2004	878,335	646,214	19.167
Granted	(127,000)	127,000	30.796
Exercised	---	(61,572)	(10.860)
Forfeited from terminated plan(s)	---	(4,450)	(16.788)
Forfeited from current plan(s)	18,300	(18,300)	(26.326)

Balance, December 31, 2005	769,635	688,892	21.877
Granted	(94,720)	94,720	30.600
Exercised	---	(89,192)	(14.249)
Forfeited from terminated plan(s)	---	(3,150)	(16.752)
Forfeited from current plan(s)	10,913	(10,913)	(26.098)

Balance, December 31, 2006	685,828	680,357	$ 24.048

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2006	2005	2004

Expected dividends per share	$0.59	$0.52	$0.43
Risk-free interest rate	4.71%	4.03%	3.21%
Expected life of options	5 years	5 years	5 years
Expected volatility	23.19%	28.68%	16.98%
Weighted average fair value of options granted during year	$7.26	$8.38	$5.51

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

The following table presents the activity related to options under all plans for the year ended December 31, 2006.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2006	688,892	$21.877
Granted	94,720	30.600
Exercised	(89,192)	14.249
Forfeited	(14,063)	24.005
Options outstanding, December 31, 2006	680,357	24.048	6.9 years

Options exercisable, December 31, 2006	422,835	22.844	6.1 years

For the years ended December 31, 2006, 2005 and 2004, options granted were 94,720, 127,000 and 131,663, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2006, 2005 and 2004, was $1.3 million, $1.3 million and $552,000, respectively. Cash received from the exercise of options for the years ended December 31, 2006, 2005 and 2004, was $1.3 million, $669,000 and $430,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $715,000, $470,000 and $325,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2006.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2006	262,463	$21.669	$5.064
Granted	94,720	30.600	7.266
Vested this period	(91,436)	18.713	4.382
Nonvested options forfeited	(8,225)	21.012	4.940
Nonvested options, December 31, 2006	257,522	$26.024	$6.120

At December 31, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested options granted under the Company's plans. This compensation cost is expected to be recognized through 2011, with the majority of this expense recognized in 2007 and 2008.

The following table further summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.688 to $9.078	25,283	3.61 years	$8.106	25,283	$8.106
$10.750 to $13.788	68,439	3.51 years	$12.573	68,439	$12.573
$18.188 to $25.000	265,690	5.82 years	$19.975	149,691	$19.661
$26.540 to $36.390	320,945	8.68 years	$31.122	179,422	$31.493
	680,357	6.85 years	$24.048	422,835	$22.844

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 20: Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(In Thousands)
As of December 31, 2006
Total Risk-based Capital
Great Southern Bancorp, Inc.	$224,680	11.9%	>$150,979	>8.0%	N/A	N/A
Great Southern Bank	$216,972	11.5%	>$150,982	>8.0%	>$188,727	>10.0%

Tier I Risk-based Capital
Great Southern Bancorp, Inc.	$201,057	10.7%	>$75,490	>4.0%	N/A	N/A
Great Southern Bank	$193,348	10.2%	>$75,491	>4.0%	>$113,236	>6.0%

Tier 1 Leverage Capital
Great Southern Bancorp, Inc.	$201,057	9.2%	>$87,462	>4.0%	N/A	N/A
Great Southern Bank	$193,348	8.9%	>$87,298	>4.0%	>$109,123	>5.0%

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2006 and 2005, the Company and the Bank exceeded their minimum capital requirements. The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

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

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 22: Summary of Unaudited Quarterly Operating Results Following is a summary of unaudited quarterly operating results for the years 2006, 2005 and 2004:
	2006
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$34,197	$37,228	$39,204	$39,452
Interest expense	17,565	20,105	21,339	21,845
Provision for loan losses	1,325	1,425	1,350	1,350
Net realized gains (losses) on available-for-sale securities	---	(29)	28	---
Noninterest income	7,123	7,441	7,090	7,978
Noninterest expense	11,750	12,115	12,288	12,654
Provision for income taxes	3,484	3,500	3,287	3,588
Net income	7,196	7,524	8,030	7,993
Earnings per common share - diluted	.52	.54	.58	.58

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$25,001	$27,538	$29,924	$32,032
Interest expense	11,672	13,524	14,824	16,077
Provision for loan losses	900	975	975	1,175
Net realized gains (losses) on available-for-sale securities	(20)	(3)	89	(715)
Noninterest income	2,897	13,096	2,695	2,871
Noninterest expense	10,562	10,770	11,390	11,476
Provision for income taxes	1,381	5,071	1,585	1,026
Net income	3,383	10,294	3,845	5,149
Earnings per common share - diluted	.24	.74	.28	.37

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$19,852	$20,497	$22,496	$24,214
Interest expense	8,352	8,609	9,408	10,864
Provision for loan losses	1,200	1,200	1,200	1,200
Net realized losses on available-for-sale securities	(8)	---	(363)	(12)
Noninterest income	12,012	1,510	13,449	6,338
Noninterest expense	9,307	9,600	9,692	10,662
Provision for income taxes	4,367	710	5,167	2,431
Net income	8,638	1,888	10,478	5,395
Earnings per common share - diluted	.62	.14	.75	.39

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 23:   Condensed Parent Company Statements

The condensed balance sheets at December 31, 2006 and 2005, and statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2006	2005

	(In Thousands)
Balance Sheets

Assets
Cash	$ 9,264	$ 2,930
Available-for-sale securities	550	---
Investment in subsidiary bank	192,835	167,823
Income taxes receivable	79	40
Premises and equipment	144	153
Prepaid expenses	15	820
Other assets	1,016	1,163

	$ 203,903	$ 172,929

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$ 2,533	$ 2,068
Subordinated debentures issued to capital trust	25,774	18,059
Deferred income taxes	18	---
Common stock	137	137
Additional paid-in capital	18,481	17,781
Retained earnings	158,780	138,921
Unrealized loss on available-for-sale securities, net	(1,820)	(4,037)

	$ 203,903	$ 172,929

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$ 10,000	$ 8,000	$ 7,250
Interest and dividend income	47	96	38
Net realized gains on sales of available-for-sale securities	---	(3)	---
Other income	1	17	---
	10,048	8,110	7,288

Expense
Operating expenses	1,779	523	598
Interest expense	1,334	986	610
	3,113	1,509	1,208

Income before income tax and equity in undistributed earnings of subsidiaries	6,935	6,601	6,080
Credit for income taxes	(981)	(447)	(381)

Income before equity in earnings of subsidiaries	7,916	7,048	6,461

Equity in undistributed earnings of subsidiaries	22,827	15,623	19,938

Net income	$30,743	$22,671	$26,399

Next Page

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$ 30,743	$ 22,671	$ 26,399
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(22,827)	(15,623)	(19,938)
Depreciation	9	23	16
Amortization	806	31	31
Net realized gains on sale of fixed assets	---	(14)	---
Net realized losses on sales of available- for-sale securities	---	3	---
Net realized (gains) losses on other investments	(1)	(2)	6
Changes in
Prepaid expenses and other assets	(1)	(4)	(32)
Accounts receivable	113	173	855
Accounts payable and accrued expenses	198	(7)	74
Income taxes	(39)	(64)	(118)
Net cash provided by operating activities	9,001	7,187	7,293

Investing Activities
Purchase of fixed assets	---	(40)	(7)
Proceeds from sale of fixed assets	---	29	---
Proceeds from sale of available-for-sale securities	---	873	---
Other investments	---	---	(25)
Purchase of available-for-sale securities	(500)	---	(875)
Net cash provided by (used in) investing activities	(500)	862	(907)
Financing Activities
Proceeds from issuance of trust preferred debentures	25,000	---	---
Repayment of trust preferred debentures	(17,250)	---	---
Dividends paid	(7,947)	(6,855)	(5,755)
Stock options exercised	1,752	676	726
Company stock purchased	(3,722)	(1,099)	(1,116)
Net cash used in financing activities	(2,167)	(7,278)	(6,145)

Increase in Cash	6,334	771	241
Cash, Beginning of Year	2,930	2,159	1,918

Cash, End of Year	$ 9,264	$ 2,930	$ 2,159

Additional Cash Payment Information
Interest paid	$1,136	$986	$610

Next Page

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

ITEM 9A. CONTROLS AND PROCEDURES.

             We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2006, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

             There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

             Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company's internal control over financial reporting was effective.

             Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 is set forth below.

Next Page

Report of Independent Registered Public Account Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Great Southern Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Great Southern Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 14, 2007, expressed an unqualified opinion thereon.

/s/BKD, LLP

Springfield, Missouri
March 14, 2007

Next Page

ITEM 9B. OTHER INFORMATION.

             None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

             Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

             Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

             Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

             The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

             The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Next Page

             The following table sets forth information as of December 31, 2006 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	680,357	$24.048	685,828(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	680,357	$24.048	685,828(1)
_________________________
(1) Under the Company's 2003 Stock Option and Incentive Plan, all remaining shares could be issued to plan participants as restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

             The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

             The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

A description of the salary and bonus arrangements for the Registrant's named executive officers for 2007 is attached as Exhibit 10.8.

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

GREAT SOUTHERN BANCORP, INC.
Date: March 16, 2007	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director (Duly Authorized Representative)

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ William V. Turner William V. Turner	Chairman of the Board	March 16, 2007

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007

/s/ William E. Barclay William E. Barclay	Director	March 16, 2007

/s/ Larry D. Frazier Larry D. Frazier	Director	March 16, 2007

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 16, 2007

/s/ Julie T. Brown Julie T. Brown	Director	March 16, 2007

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 16, 2007

Next Page

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

10.8	Description of Salary and Bonus Arrangements for Named Executive Officers for 2007
10.9	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act

Next Page