Form 10-Q
period 2007-03-31
GREAT SOUTHERN BANCORP INC
filed 2007-05-10
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2007

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of principal executive offices)	(Zip Code)

(417) 887-4400

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/             No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer /  /     Accelerated filer /X/     Non-accelerated filer /  /

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

         The number of shares outstanding of each of the registrant's classes of common stock: 13,636,721 shares of common stock, par value $.01, outstanding at May 7, 2007.

Next Page

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$ 97,167	$ 132,100
Interest-bearing deposits in other financial institutions	1,331	1,050
Cash and cash equivalents	98,498	133,150
Available-for-sale securities	383,372	344,192
Held-to-maturity securities (fair value $1,573 - March 2007;
$1,569 - December 2006)	1,470	1,470
Mortgage loans held for sale	4,640	2,574
Loans receivable, net of allowance for loan losses of
$26,833 - March 2007; $26,258 - December 2006	1,713,356	1,672,044
Interest receivable	14,166	13,587
Prepaid expenses and other assets	13,213	15,554
Foreclosed assets held for sale, net	2,060	4,768
Premises and equipment, net	26,686	26,417
Goodwill and other intangible assets	2,086	1,395
Investment in Federal Home Loan Bank stock	8,875	10,479
Refundable income taxes	--	2,306
Deferred income taxes	12,497	12,372
Total Assets	$ 2,280,919	$ 2,240,308
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,757,332	$ 1,703,804
Federal Home Loan Bank advances	120,420	179,170
Short-term borrowings	172,459	120,956
Subordinated debentures issued to capital trust	25,774	25,774
Accrued interest payable	5,867	5,810
Advances from borrowers for taxes and insurance	743	388
Accounts payable and accrued expenses	15,418	28,828
Income taxes payable	1,670	--
Total Liabilities	2,099,683	2,064,730
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2007 - 13,678,596 shares; December 2006 -
13,676,965 shares	137	137
Additional paid-in capital	18,757	18,481
Retained earnings	163,579	158,780
Accumulated other comprehensive income (loss)	(1,237)	(1,820)
Total Stockholders' Equity	181,236	175,578
Total Liabilities and Stockholders' Equity	$ 2,280,919	$ 2,240,308

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	March 31,
	2007	2006
	(Unaudited)
INTEREST INCOME
Loans	$ 34,677	$ 29,801
Investment securities and other	4,781	4,396
TOTAL INTEREST INCOME	39,458	34,197
INTEREST EXPENSE
Deposits	18,226	13,757
Federal Home Loan Bank advances	1,863	2,032
Short-term borrowings	1,743	1,491
Subordinated debentures issued to capital trust	440	285
TOTAL INTEREST EXPENSE	22,272	17,565
NET INTEREST INCOME	17,186	16,632
PROVISION FOR LOAN LOSSES	1,350	1,325
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,836	15,307
NONINTEREST INCOME
Commissions	2,480	2,542
Service charges and ATM fees	3,503	3,312
Net realized gains on sales of loans	175	213
Net gain (loss) on sales of fixed assets	10	149
Late charges and fees on loans	163	779
Change in interest rate swap fair value net of change
in hedged deposit fair value	296	(177)
Other income	338	305
TOTAL NONINTEREST INCOME	6,965	7,123
NONINTEREST EXPENSE
Salaries and employee benefits	7,136	6,981
Net occupancy and equipment expense	1,942	1,931
Postage	532	527
Insurance	221	212
Advertising	247	253
Office supplies and printing	232	213
Telephone	335	340
Legal, audit and other professional fees	249	241
Expense (income) on foreclosed assets	114	(35)
Other operating expenses	910	1,087
TOTAL NONINTEREST EXPENSE	11,918	11,750
INCOME BEFORE INCOME TAXES	10,883	10,680
PROVISION FOR INCOME TAXES	3,548	3,484
NET INCOME	$ 7,335	$ 7,196
BASIC EARNINGS PER COMMON SHARE	$.54	$.52
DILUTED EARNINGS PER COMMON SHARE	$.53	$.52
DIVIDENDS DECLARED PER COMMON SHARE	$.16	$.14

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 7,335	$ 7,196
Proceeds from sales of loans held for sale	11,268	15,079
Originations of loans held for sale	(7,882)	(11,748)
Items not requiring (providing) cash:
Depreciation	644	765
Amortization	92	96
Provision for loan losses	1,350	1,325
Net gains on loan sales	(175)	(213)
Net (gains) losses on sale of premises and equipment	(10)	(149)
(Gain) loss on sale of foreclosed assets	(85)	--
Amortization of deferred income, premiums and discounts	(1,097)	(491)
Change in interest rate swap fair value net of change in
hedged deposit fair value	(296)	177
Deferred income taxes	(439)	(349)
Changes in:
Interest receivable	(579)	(1,336)
Prepaid expenses and other assets	826	(850)
Accounts payable and accrued expenses	(11,444)	233
Income taxes refundable/payable	3,976	(167)
Net cash provided by operating activities	3,484	9,568
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(44,885)	(87,315)
Purchase of loans	(1,320)	(12,379)
Proceeds from sale of student loans	945	675
Purchase of additional business units	(730)	(25)
Purchase of premises and equipment	(917)	(1,121)
Proceeds from sale of premises and equipment	14	242
Proceeds from sale of foreclosed assets	804	531
Proceeds from maturing available-for-sale investment securities	120,000	179,167
Proceeds from called investment securities	5,250	--
Principal reductions on mortgage-backed securities	14,524	18,090
Purchase of available-for-sale securities	(177,650)	(212,612)
(Purchase) redemption of Federal Home Loan Bank stock	1,604	(875)
Net cash used in investing activities	(82,361)	(115,622)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	19,412	16,510
Net increase in checking and savings deposits	33,965	44,590
Proceeds from Federal Home Loan Bank advances	341,000	--
Repayments of Federal Home Loan Bank advances	(399,750)	(10,337)
Net increase (decrease) in short-term borrowings	51,503	53,130
Advances from borrowers for taxes and insurance	355	297
Purchase of treasury stock	(617)	(571)
Dividends paid	(2,188)	(1,921)
Stock options exercised	545	482
Net cash provided by financing activities	44,225	102,180
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,652)	(3,874)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	133,150	117,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 98,498	$ 113,858

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2006, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2006 filed with the Securities and Exchange Commission.

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

For the three months ended March 31, 2007, the travel, insurance and investment divisions reported gross revenues of $1.6 million, $380,000 and $520,000, respectively, and net income of $178,000, $65,000 and $8,000, respectively. For the three months ended March 31, 2006, the travel, insurance and investment divisions reported gross revenues of $1.6 million, $429,000 and $601,000, respectively, and net income of $203,000, $59,000 and $1,000, respectively.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net income	$ 7,335	$ 7,196
Unrealized holding gains (losses), net of income taxes	583	(32)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	--	--
	583	(32)
Comprehensive income	$ 7,918	$ 7,164

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the consolidated financial condition or results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and specifies the accounting for certain servicing assets and liabilities, such as those common to mortgage servicing activities. SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to initially measure these servicing assets and servicing liabilities at fair value at inception. It also permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006, with early adoption permitted. The adoption of this standard did not have a material impact on the consolidated financial condition or results of operations of the Company.

Next Page

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is evaluating this Statement to determine the impact, if any, on certain of its financial assets and liabilities. The Company did not adopt this Statement in the first fiscal quarter of 2007 and expects to adopt it in the first fiscal quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. This Statement seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Existing accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this Statement, entities may measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, companies must provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted if the Company makes this election for its first fiscal quarter in the 2007 fiscal year. If SFAS No. 159 is adopted early, SFAS No. 157 must be adopted simultaneously. Because the Company did not early adopt SFAS No. 159 in the first fiscal quarter of 2007, it will be effective beginning in the first fiscal quarter of 2008.

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

Next Page

NOTE 5: INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 - Accounting for Income Taxes. This interpretation addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those positions, and interim reporting considerations. FIN 48 prescribes that the impact of a tax position should only be recognized in the Company's financial statements if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. The provisions of FIN 48 were effective as of the beginning of the Company's 2007 fiscal year. The adoption of FIN 48 did not have a material impact on the consolidated financial condition or results of operations of the Company. Accordingly, there was no adjustment to retained earnings recorded as a cumulative effect of the change in accounting principle.

Related to FIN 48, the FASB recently adopted FASB Staff Position No. FIN 48-a (FSP FIN 48-a). FSP FIN 48-a provides guidance on how a Company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-a was adopted as of the same date as FIN 48.

The Company and its consolidated subsidiaries have not been examined recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2002, have been closed without audit.

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

At March 31, 2007 and December 31, 2006, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At March 31, 2007, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $543.1 million and $541.0 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, swaps in a net settlement receivable position totaled $219.6 million and swaps in a net settlement payable position totaled $323.5 million. At December 31, 2006, swaps in a net settlement receivable position totaled $125.0 million and swaps in a net settlement payable position totaled $416.0 million. The net gains (losses) recognized in earnings on fair value hedges were $296,000 and $(177,000) for the three months ended March 31, 2007 and 2006, respectively.

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

Next Page

Additional discussion of the allowance for loan losses is included in the Company's 2006 Annual Report on Form 10-K under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed materially.

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

In the three months ended March 31, 2007, Great Southern's total loans increased $41.3 million, or 2.5%, from $1.67 billion at December 31, 2006. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions do not deteriorate, we believe that we remain well positioned to continue to originate a substantial amount of loans in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City, Central Missouri and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction, commercial business and commercial real estate loan categories. In the three months ended March 31, 2007, our new loan production remained strong; however, we experienced the repayment both in part and in total of several commercial real estate and residential and commercial construction loans. We expect this trend in production and repayments to continue throughout 2007, potentially limiting growth in our loan portfolio to an annualized amount that could be below our recent historical average of 11%.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we have not historically had an overall high level of charge-offs on our non-performing loans, we do not accrue interest income on these loans and do not recognize interest imcome until the loan is repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.

Next Page

Loan growth continued in our Loan Production Offices (LPO). In the three months ended March 31, 2007, the Overland Park LPO originated loans totaling $15.3 million with outstanding loan balances of $175.6 million at March 31, 2007. In the three months ended March 31, 2007, the Northwest Arkansas LPO originated loans totaling $26.9 million with outstanding loan balances of $135.8 million at March 31, 2007. In the three months ended March 31, 2007, the St. Louis LPO originated loans totaling $37.7 million with outstanding loan balances of $227.8 million at March 31, 2007. The Columbia LPO, which began operating in March 2006 and serves the Columbia, Jefferson City, and Lake of the Ozarks, Mo., region, originated $22.1 million of loans with outstanding loan balances of $50.3 million at March 31, 2007. Many of these loans originated by our LPOs are construction loans where the customer has yet to draw the full line.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances, to meet loan demand. In the three months ended March 31, 2007, total deposit balances increased $53.5 million. Of this total increase, interest-bearing transaction accounts increased $45.9 million and retail certificates of deposit increased $20.2 million. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $12.0 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In March and April 2007, our interest-bearing checking account balances have continued to increase; however, our non-interest-bearing checking account balances have decreased in this same time period. Non-interest-bearing checking accounts have decreased primarily as a result of lower balances being kept in correspondent bank customers' accounts. These lower balances are due to the effects of the correspondent customers clearing checks through other avenues using electronic presentment. If this decrease in non-interest-bearing checking account balances continues, it could negatively impact our net interest income.

Our ability to fund growth in future periods may also be dependent on our ability to continue to access brokered deposits and Federal Home Loan Bank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and Federal Home Loan Bank advances to fund these loans. These funding sources have been attractive to us because we can create variable rate funding which more closely matches the variable rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

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

Next Page

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through June 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By June 30, 2006 (and still at March 31, 2007), the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition, during 2005 and 2006, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets. For the three months ended March 31, 2007, interest income was reduced $348,000 due to the reversal of accrued interest on loans which were added to non-performing status during the quarter. This reduced net interest income and net interest margin. Also, for the three months ended March 31, 2007, the average balance of investment securities increased by $50 million due to the purchase of very short-term discount notes to pledge against increased public funds deposits. While we earned a positive spread on these securities, it was much smaller than our overall net interest spread, having the effect of decreasing net interest margin. So far in the second quarter of 2007, the level of investment securities and related public funds deposits have remained at these elevated levels.

Generally, the flattening interest rate yield curve has hurt Great Southern's ability to reinvest proceeds from loan and investment repayments at higher rates. The Company's cost of funds has increased faster than its yield on loans and investments in part because of aggressive pricing of deposits by competitors in local markets. Great Southern has increased rates on checking, money market and retail certificate accounts in order to remain competitive, while not leading the market. Great Southern's deposit mix has also led to a more rapidly increasing cost of funds. The Company has significant balances in high-dollar money market and premium NOW accounts, the owners of which are very rate sensitive and compare these products to other bank and non-bank products available by competing financial services companies. In addition, nearly all of Great Southern's brokered certificates of deposit are subject to interest rate swaps which create variable rate funding based on three-month LIBOR. As the market anticipates rate increases or decreases by the FRB, LIBOR rates tend to move ahead of the FRB Federal Funds rate changes. The rate earned on the portion of the Company's loan portfolio which is tied to the "prime rate of interest" generally only changes when the FRB actually changes the Federal Funds rate.

Margin compression has also occurred in the Company's investment securities portfolio. The Company added securities in 2003 and 2004 to pledge as collateral to secure public funds deposits and customer reverse repurchase agreements. The interest rates paid to these customers has increased consistent with short-term market interest rate increases, while the overall yield on the investment portfolio has not increased as rapidly. In 2003 and 2004, the Company earned a greater spread on these securities due to the very low rate environment and the then-steeper interest rate yield curve compared to 2005 and 2006. As borrowing costs have increased, the spread earned on these securities has decreased. The Company has also repositioned some of its investment portfolio over time to shorten the time frame its securities will reprice. In late 2006 and so far in 2007, the overall yield on the investment portfolio (including other interest-earning assets) has been increasing and was 4.74% in the three months ended March 31, 2007 compared to 4.25% in the same period in 2006.

Next Page

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income is also affected by the Company's hedging activities. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. In the three months ended March 31, 2007 compared to the three months ended March 31, 2006, non-interest income decreased primarily as the result of the early repayment of five unrelated loans which triggered total prepayment fees of $532,000 in the quarter ended March 31, 2006. Although the Company does receive prepayment fees from time to time, it is difficult to forecast when and in what amounts fees will be collected. In addition, non-interest income increased $296,000 in the three months ended March 31, 2007, and decreased $177,000 in the three months ended March 31, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

Service charges on deposit accounts and ATM fees increased compared to the same period in 2006. Fees from service charges and overdrafts will likely increase modestly in 2007 compared to 2006 as we expect that retail checking accounts will grow at a modest pace in 2007. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate banking relationships which will not generate as much fee income as smaller individual checking accounts. First quarter 2007 commission income from the Company's travel, insurance and investment divisions decreased compared to the same period in 2006. The travel division experienced an increase in commission revenues while the insurance and investment divisions experienced decreases. Most of the decrease in commission revenue in the investment division was due to lower sales of annuity products compared to the 2006 period.

Total non-interest expense increased slightly compared to the same period in 2006. The increase was primarily due to increases in salaries and employee benefits and expense on foreclosed assets. The Company did experience continued growth and increased expenses in some areas of the Company. In 2006 and 2007, Great Southern acquired three travel agencies, established a new loan production office in Columbia, Mo., and opened new banking centers in Lee's Summit, Mo. and Ozark, Mo. As a result, in the three months ended March 31, 2007, compared to the three months ended March 31, 2006, non-interest expenses increased related to the ongoing operations of these new offices. Additionally, changes were made to the Company's retirement plans in 2006, which basically entailed a reduction in future benefit accruals under the Company's multi-employer defined benefit pension plan and an increase in the employer match under the Company's 401(k) plan. These changes resulted in a decrease in expenses in the first quarter of 2007 compared to the same quarter in 2006. Beginning in 2007, the Federal Deposit Insurance Corporation (FDIC) has begun to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, will be charged an FDIC premium. Great Southern is eligible for a deposit insurance credit as a result of premiums previously paid. The Company expects that this credit will offset assessed premiums for the first half of 2007, but premiums will be paid by the Company in the latter half of 2007. The Company estimates that this new insurance expense will be approximately $250,000 quarterly.

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

Business Initiatives

In March 2007, Great Southern Travel, a subsidiary of Great Southern Bank, acquired a St. Louis-based travel agency, The Travel Company. The acquisition marks Great Southern Travel's first physical presence in St. Louis and, in conjunction with the Company's loan production facility, should strengthen the Company's name recognition in the region. The Travel Company operates two offices in the St. Louis market, in Creve Coeur, Mo., and St. Peters, Mo.

The Company continues its focus on acquiring consumer and commercial deposits and began two new initiatives in the first quarter. First, a seasoned banking professional, whose main responsibility is to attract corporate deposits, was hired in the St. Louis market to serve as a Corporate Services representative. The banker will be located in the Creve Coeur loan production office. The Company's remote capture depository product, "Great Access Deposit Direct," will be available for corporate customers in this market.

Second, a marketing strategy to gain deposits in targeted markets in the Company's footprint was expanded at the end of the first quarter. Various highly-targeted direct mail pieces were sent to customers and non-customers in growth markets soliciting core deposit products. This marketing program was introduced in late 2006 and initial results from this effort prompted the Company to expand the program in 2007.

In the second quarter of 2007, the Company expects to open a new full-service banking center in southwest Springfield, a growing section of the city. This banking center, located on West Republic Road, is the 18th in the Springfield metropolitan footprint and the 38th for the Company.

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

Next Page

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

During the three months ended March 31, 2007, the Company increased total assets by $40.6 million to $2.28 billion. Net loans increased by $41.3 million. The main loan areas experiencing increases were commercial and residential construction and commercial business loans. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's loan production offices. Available-for-sale investment securities increased by $39.2 million. For the three months ended March 31, 2007, the average balance of investment securities increased by $50 million due to the purchase of very short-term discount notes to pledge against increased public funds deposits. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 16.8% and 15.4% of total assets at March 31, 2007 and December 31, 2006, respectively. Cash and cash equivalents decreased $34.7 million during the three months ended March 31, 2007, primarily due to smaller cash letter settlements between the Company and other banks at March 31, 2007. Foreclosed assets decreased $2.7 million, primarily due to the sale of one asset in the amount of $3.1 million during the period.

Total liabilities increased $35.0 million from December 31, 2006 to $2.10 billion at March 31, 2007. Deposits increased $53.5 million and short-term borrowings increased $51.5 million. Partially offsetting these increases, FHLBank advances decreased $58.8 million, from $179.2 million at December 31, 2006, to $120.4 million at March 31, 2007. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. This decrease during the three months ended March 31, 2007, primarily related to the maturity of very short-term advances which had been executed near the end of 2006 to meet funding needs at year-end. Deposits (excluding brokered and national certificates of deposit) increased $60.9 million from December 31, 2006. Retail CDs and interest-bearing transaction accounts (mainly money market accounts) increased $20.2 million and $45.9 million, respectively. Some of the increased money market account balances may prove to be seasonal, as a portion of the increase is attributed to public entities which received tax dollars in the first quarter of the year. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $12.0 million. Checking account balances totaled $629.3 million at March 31, 2007, up from $595.3 million at December 31, 2006. Total brokered deposits were $696.6 million at March 31, 2007, down from $708.2 million at December 31, 2006. The increase in short-term borrowings was mainly the result of increases ($45.5 million) in securities sold under repurchase agreements with Bank customers.

Stockholders' equity increased $5.6 million from $175.6 million at December 31, 2006 to $181.2 million at March 31, 2007. Net income for the three months ended March 31, 2007, was $7.3 million and accumulated other comprehensive income increased $583,000, partially offset by dividends declared of $2.2 million and net repurchases of the Company's common stock of $72,000. During the three months ended March 31, 2007, the Company repurchased 20,824 shares of its common stock at an average price of $29.63 per share and issued 22,455 shares at an average price of $18.71 per share to cover stock option exercises.

Next Page

In the three months ended March 31, 2007, the Company was not aggressively buying back shares of its stock, choosing instead to utilize its capital to support growth in the loan portfolio. Management intends to continue its stock buy-back programs from time to time as long as it believes that repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Results of Operations and Comparison for the Three Months Ended March 31, 2007 and 2006

General

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, net income increased $139,000, or 1.9%, during the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This increase was primarily due to an increase in net interest income of $554,000, or 3.3%, partially offset by a decrease in non-interest income of $158,000, or 2.2%, an increase in non-interest expense of $168,000, or 1.4%, an increase in provision for loan losses of $25,000, or 1.9%, and an increase in provision for income taxes of $64,000, or 1.8%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, net income decreased $240,000, or 3.2%, during the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This decrease was primarily due to a decrease in non-interest income of $707,000, or 9.6%, an increase in non-interest expense of $168,000, or 1.4%, and an increase in provision for loan losses of $25,000, or 1.9%, partially offset by an increase in net interest income of $520,000, or 3.1%, and a decrease in provision for income taxes of $140,000, or 3.8%.

Selected Financial Data and Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended March 31, 2007
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded

Net interest income	$17,186	$ (229)	$17,415
Provision for loan losses	1,350	--	1,350
Non-interest income	6,965	341	6,624
Non-interest expense	11,918	--	11,918
Provision for income taxes	3,548	(39)	3,509
Net income	$7,335	$ 73	$7,262

Next Page

	Three Months Ended March 31, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded

Net interest income	$16,632	$ (263)	$16,895
Provision for loan losses	1,325	--	1,325
Non-interest income	7,123	(208)	7,331
Non-interest expense	11,750	--	11,750
Provision for income taxes	3,484	165	3,649
Net income	$ 7,196	$ (306)	$7,502

	Three Months Ended March 31,
	2007		2006
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share
Reported Earnings	$7,335	$.53	$ 7,196	$.52
Amortization of deposit broker origination fees (net of taxes)	149.01		171.01
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(222)	(.01)	135.01
Earnings excluding impact of hedge accounting entries	$7,262	$.53	$7,502	$.54

The information presented in the tables above and elsewhere in this report excluding hedge accounting entries recorded (for the 2007 and 2006 periods)is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company believes that this non-GAAP financial information may be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated. The tables above contain reconciliations of this information to the reported information prepared in accordance with GAAP.

Total Interest Income

Total interest income increased $5.3 million, or 15.4%, during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was due to a $4.9 million, or 16.4%, increase in interest income on loans and a $385,000, or 8.8%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average rates of interest. Interest income for loans also increased due to higher average balances.

For the three months ended March 31, 2007, and 2006, interest income was reduced $348,000 and $288,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the quarter. This reduced net interest income and net interest margin. For the three months ended March 31, 2007, the average balance of investment securities increased by $50 million due to the purchase of very short-term discount notes to pledge against increased public funds deposits. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin.

Next Page

Interest Income - Loans

During the three months ended March 31, 2007 compared to the three months ended March 31, 2006, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $2.7 million as the result of higher average loan balances from $1.58 billion during the three months ended March 31, 2006 to $1.72 billion during the three months ended March 31, 2007. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial real estate lending and commercial business lending. Demand for these types of loans remains strong in the Company's market areas. The Bank's one- to four-family residential loan portfolio balance has remained fairly stable. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

Interest income increased $2.2 million as the result of higher average interest rates on loans. The average yield on loans increased from 7.63% during the three months ended March 31, 2006, to 8.18% during the three months ended March 31, 2007. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2006, when market interest rates were lower, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended March 31, 2007, the average yield on loans was 8.18% versus an average prime rate for the period of 8.25%, or a difference of a negative 7 basis points. In the three months ended March 31, 2006, the average yield on loans was 7.63% versus an average prime rate for the period of 7.43%, or a difference of 20 basis points.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased $385,000, mainly as a result of higher average rates partially offset by lower average balances during the three months ended March 31, 2007, when compared to the three months ended March 31, 2006. Interest income increased $492,000 as a result of an increase in average rates from 4.25% during the three months ended March 31, 2006, to 4.74% during the three months ended March 31, 2007. Interest income decreased $107,000 as a result of a decrease in average balances from $420 million during the three months ended March 31, 2006, to $409 million during the three months ended March 31, 2007. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reach interest rate reset dates, their rates have been and will increase along with market interest rate increases. Approximately $55-60 million have interest rates that have or will reset at some time in 2007, with the currently projected weighted average coupon rate increasing approximately 1.25%. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The Company had total variable-rate mortgage-backed securities of approximately $135 million at March 31, 2007.

Next Page

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, total interest expense increased $4.7 million, or 26.8%, during the three months ended March 31, 2007, when compared with the three months ended March 31, 2006, primarily due to an increase in interest expense on deposits of $4.5 million, or 32.5%, an increase in interest expense on short-term borrowings of $252,000, or 16.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $155,000, or 54.4%, partially offset by a decrease in interest expense on FHLBank advances of $169,000, or 8.3%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, total interest expense increased $4.7 million, or 27.4%, during the three months ended March 31, 2007, when compared with the three months ended March 31, 2006, primarily due to an increase in interest expense on deposits of $4.5 million, or 33.4%, an increase in interest expense on short-term borrowings of $252,000, or 16.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $155,000, or 54.4%, partially offset by a decrease in interest expense on FHLBank advances of $169,000, or 8.3%.

Interest Expense - Deposits

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, interest on demand deposits increased $418,000 due to an increase in average rates from 2.88% during the three months ended March 31, 2006, to 3.28% during the three months ended March 31, 2007. The average interest rates increased due to higher overall market rates of interest throughout 2006 and into 2007. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits decreased $106,000 due to a decrease in average balances from $449 million during the three months ended March 31, 2006, to $433 million during the three months ended March 31, 2007. Average noninterest-bearing demand balances decreased slightly from $182 million in the three months ended March 31, 2006, to $175 million in the three months ended March 31, 2007.

Interest expense on deposits increased $2.3 million as a result of an increase in average rates of interest on time deposits from 4.44% during the three months ended March 31, 2006, to 5.32% during the three months ended March 31, 2007. Interest expense on deposits also increased $1.9 million due to an increase in average balances of time deposits from $966 million during the three months ended March 31, 2006, to $1.12 billion during the three months ended March 31, 2007. Market rates of interest on new certificates increased since the latter half of 2004 as the FRB raised short-term interest rates. From time to time in 2006 and 2007, the Company increased its balance of brokered certificates of deposit to fund loan growth. In addition, the Company's interest rate swaps repriced to higher rates in conjunction with the increases in market interest rates in 2006. These market rates have been fairly stable in 2007.

The effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps did not impact interest on demand deposits.

Next Page

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, interest expense on deposits increased $2.4 million as a result of an increase in average rates of interest on time deposits from 4.33% during the three months ended March 31, 2006, to 5.24% during the three months ended March 31, 2007. Interest expense on deposits also increased $1.8 million due to an increase in average balances of time deposits from $966 million during the three months ended March 31, 2006, to $1.12 billion during the three months ended March 31, 2007.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended March 31, 2007 compared to the three months ended March 31, 2006, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $548,000 due to a decrease in average balances from $194 million during the three months ended March 31, 2006, to $147 million during the three months ended March 31, 2007. The decrease in FHLBank advances was offset primarily by increases in the Company's deposits. Interest expense on FHLBank advances increased $379,000 due to an increase in average interest rates from 4.25% in the three months ended March 31, 2006, to 5.13% in the three months ended March 31, 2007. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

Interest expense on short-term borrowings increased $87,000 due to an increase in average balances from $148 million during the three months ended March 31, 2006, to $157 million during the three months ended March 31, 2007. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, average rates on short-term borrowings increased from 4.07% in the three months ended March 31, 2006, to 4.51% in the three months ended March 31, 2007, resulting in increased interest expense of $165,000. The average interest rates increased due to higher overall market rates of interest in 2007. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase into the middle of 2006 as the FRB has raised short-term interest rates.

Interest expense on subordinated debentures issued to capital trust increased $131,000 due to increases in average balances from $18 million in the three months ended March 31, 2006, to $26 million in the three months ended March 31, 2007. In November 2006, the Company redeemed its trust preferred debentures which were issued in 2001 and replaced them with new trust preferred debentures, increasing the amount of trust preferred debentures outstanding. These new debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.60%, adjusting quarterly. Interest expense on subordinated debentures issued to capital trust increased $24,000 due to increases in average rates from 6.43% in the three months ended March 31, 2006, to 6.93% in the three months ended March 31, 2007.

Next Page

Net Interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, the Company's overall average interest rate spread decreased 18 basis points, or 6.2%, from 2.91% during the three months ended March 31, 2006, to 2.73% during the three months ended March 31, 2007. The decrease was due to a 78 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 60 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 10 basis points, or 3.0%, from 3.37% during the three months ended March 31, 2006, to 3.27% during the three months ended March 31, 2007. In comparing the two periods, the yield on loans increased 55 basis points while the yield on investment securities and other interest-earning assets increased 49 basis points. The rate paid on deposits increased 81 basis points, the rate paid on FHLBank advances increased 88 basis points, the rate paid on short-term borrowings increased 44 basis points, and the rate paid on subordinated debentures issued to capital trust increased 50 basis points.

The prime rate of interest averaged 7.43% during the three months ended March 31, 2006, compared to an average of 8.25% during the three months ended March 31, 2007. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and has remained at 8.25% since mid-2006. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in 2007 compared to 2006.

Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly lower in the three months ended March 31, 2006 compared to the 2007 period. Interest costs on these liabilities began to increase in the latter half of 2004 through the end of 2006 as a result of rising short-term market interest rates, primarily due to increases by the FRB. These interest costs have somewhat stabilized in the first quarter of 2007 as short-term market interest rates have not fluctuated greatly. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, the Company's overall average interest rate spread decreased 19 basis points, or 6.4%, from 2.97% during the three months ended March 31, 2006, to 2.78% during the three months ended March 31, 2007. The decrease was due to a 79 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 60 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 10 basis points, or 2.9%, from 3.42% during the three months ended March 31, 2006, to 3.32% during the three months ended March 31, 2007. In comparing the two periods, the yield on loans increased 55 basis points while the yield on investment securities and other interest-earning assets increased 49 basis points. The rate paid on deposits increased 82 basis points, the rate paid on FHLBank advances increased 88 basis points, the rate paid on short-term borrowings increased 44 basis points, and the rate paid on subordinated debentures issued to capital trust increased 50 basis points.

Next Page

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
Reported Net Interest Margin	$17,186	3.27%	$16,632	3.37%
Amortization of deposit broker origination fees	229.05		263.05
Net interest margin excluding impact of hedge accounting entries	$17,415	3.32%	$16,895	3.42%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $25,000 from $1,325,000 during the three months ended March 31, 2006 to $1,350,000 during the three months ended March 31, 2007. The allowance for loan losses increased $575,000, or 2.2%, to $26.8 million at March 31, 2007 compared to $26.3 million at December 31, 2006. Net charge-offs were $775,000 in the three months ended March 31, 2007 versus $651,000 in the three months ended March 31, 2006.

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the Bank's loan portfolio. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, regular reviews by internal staff and regulatory examinations.

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

The Bank's allowance for loan losses as a percentage of total loans was 1.54% at each of March 31, 2007 and December 31, 2006. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at March 31, 2007, were $29.8 million, up $4.8 million from December 31, 2006. Non-performing assets as a percentage of total assets were 1.30% at March 31, 2007. Compared to December 31, 2006, non-performing loans increased $7.5 million to $27.7 million while foreclosed assets decreased $2.7 million to $2.1 million. Commercial real estate, construction and business loans comprised $26.0 million, or 94%, of the total $27.7 million of non-performing loans at March 31, 2007.

Next Page

Non-performing Loans. Compared to December 31, 2006, non-performing loans increased $7.5 million to $27.7 million. The increase in non-performing loans during the quarter ended March 31, 2007, was primarily due to the addition of one relationship totaling $5.4 million. This relationship consists of residential and commercial development land in Branson, Mo., and other collateral. This project has recently experienced cash flow problems. The borrower is exploring various alternatives, including the sale of portions of the land. In addition, non-performing loans were reduced $686,000 during the quarter ended March 31, 2007, due to the transfer of one relationship to foreclosed real estate. This relationship consists of a mobile home park in the Kansas City, Kan., area.

At March 31, 2007, six significant loan relationships accounted for $20.5 million of the total non-performing loan balance of $27.7 million. Five of these relationships were included in the Non-performing Loans category at December 31, 2006, and were described more fully in the December 31, 2006, Annual Report on Form 10-K. These five relationships are described below.

The $3.0 million relationship was placed in the non-performing loans category during the quarter ended March 31, 2006. This relationship was described as a $3.1 million relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is primarily secured by a motel located in the State of Illinois. The motel is currently offered for sale. The borrower is currently making partial payments monthly to the Bank, which reduced the balance as noted above. In addition, the Small Business Administration has a significant loan, which is subordinated to the Bank's position, on this same collateral. The relationship balance was reduced $57,000 in the first quarter of 2007 through payments from the borrower.

The $1.0 million loan relationship was placed in the non-performing loans category during the quarter ended June 30, 2006. This relationship was described as a $1.0 million relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is primarily secured by subdivision lots, houses under construction and commercial real estate lots in the Lake of the Ozarks, Missouri, area.

The $5.2 million relationship was included in non-performing loans at December 31, 2006. This relationship was described as a $5.2 million relationship in the December 31, 2006, Annual Report on Form 10-K. The $3.7 million portion of this relationship is secured by a nursing home in Missouri that has had cash flow problems. The additional $1.5 million is secured by a second nursing home in the Springfield, Missouri, area. This second nursing home has performed satisfactorily; however, due to the performance issues of the other property, the entire relationship was categorized as non-performing. The relationship balance was reduced $63,000 in the first quarter of 2007 through payments from the borrower.

The $5.0 million relationship was included in non-performing loans at December 31, 2006. This relationship was described as a $5.1 million relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is secured by commercial real estate, vacant land, developed and undeveloped residential subdivisions, houses under construction and houses used as rental property near Branson, Missouri. The borrower has continued to struggle with inconsistent payment performance. During the three months ended March 31, 2007, the Company recorded a charge-off of $145,000 on this relationship. In addition, the relationship recently has been improved as additional partners have assumed a portion of the debt secured by houses which are under construction or completed and subdivision lots. The loan balances at March 31, 2007, representing these assumed loans totaled $1.4 million of the $5.0 million relationship. In addition to these loans, loans totaling $1.1 million to these same borrowers are included in Potential Problem Loans and are described below.

Next Page

The $904,000 loan relationship was placed in non-performing loans during the quarter ended March 31, 2006. This relationship was described as a $888,000 relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is secured primarily by commercial and residential real estate collateral in Missouri. Previously, this relationship was also secured by an automobile dealership. During 2006, the borrower sold the automobile dealership. This sale reduced the relationship balance by approximately $1.0 million.

Foreclosed Assets. Foreclosed assets decreased $2.7 million during the three months ended March 31, 2007, from $4.8 million at December 31, 2006, to $2.1 million at March 31, 2007. Foreclosed assets decreased primarily due to the sale of one asset carried at $3.2 million. This asset consisted of a townhome/apartment development in the Kansas City, Mo., area. This decrease was partially offset by the addition to foreclosed assets discussed above. Of the total $2.1 million of foreclosed assets at March 31, 2007, foreclosed real estate totaled $1.8 million and repossessed automobiles, boats and other personal property totaled $267,000.

Potential Problem Loans. Potential problem loans increased $5.2 million during the three months ended March 31, 2007, from $13.6 million at December 31, 2006, to $18.8 million at March 31, 2007. Potential problem loans are loans which management has identified as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. Potential problem loans increased primarily due to the addition of one loan relationship to the Potential Problem Loans category in the first quarter of 2007. This relationship totaled $5.1 million and is primarily secured by a 39-unit condominium development in Kansas City, Mo., with additional real estate collateral. Approximately 60% of the units in the project have been sold with collateral released. The remaining fifteen units are currently marketed, with three contracts pending. Two other unrelated relationships totaling $1.8 million were added to the Potential Problem Loans category in the first quarter of 2007. In addition, two unrelated relationships totaling $1.0 million were transferred from Potential Problem Loans to the Non-performing Loans category in the first quarter of 2007, and one relationship in the Potential Problem Loans category was reduced by $1.5 million through the borrower's sale of a portion of the real estate collateral. At March 31, 2007, five significant relationships accounted for $11.7 million of the potential problem loan total.

The first relationship totals $5.1 million and is described above.

The second relationship totals $2.7 million and is secured primarily by a motel in the State of Florida. This motel has operated for several years; however, it is currently experiencing cash flow problems resulting in inconsistent payment performance. In addition, the Small Business Administration has a significant loan, which is subordinated to the Bank's position, on this same collateral.

The third relationship totals $1.8 million and is secured primarily by a retail center, subdivision lots and several houses being constructed for resale in the Springfield, Missouri, area. The houses have taken longer to build and sell than originally expected. This relationship was described as a $3.3 million relationship in the December 31, 2006, Annual Report on Form 10-K. The balance was reduced in the first quarter of 2007 through the sale of several townhomes and other single-family houses.

The fourth relationship totals $1.0 million and is secured primarily by residential subdivision lots near Branson, Missouri. The project has been slow to develop, resulting in inconsistent payment performance.

Next Page

The fifth relationship totals $1.1 million and is secured primarily by single-family houses used as rental property and homes for sale in the Branson, Missouri, area. This relationship is part of (and in addition to) the $5.0 million relationship described above in Non-performing Loans. These loans are not included in the relationship's non-performing totals due to adequate payment performance and income production realized by the borrower on these properties. Of this $1.1 million, $658,000 are loans to the original borrower in this relationship and $421,000 are loans that are part of the assumption described above.

Non-interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, total non-interest income decreased $158,000 in the three months ended March 31, 2007 when compared to the three months ended March 31, 2006. Non-interest income for the first quarter of 2007 was $7.0 million compared with $7.1 million for the first quarter 2006. The $158,000 decrease in non-interest income is primarily the result of the early repayment of five unrelated loans which triggered total prepayment fees of $532,000 in the quarter ended March 31, 2006. Total late charges and fees on loans decreased $616,000 in the three months ended March 31, 2007, compared to the same period in 2006. Although the Company does receive prepayment fees from time to time, it is difficult to forecast when and in what amounts fees will be collected. Non-interest income increased $296,000 in the three months ended March 31, 2007, and decreased $177,000 in the three months ended March 31, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits. Excluding the effects of the interest rate swap-related entries, non-interest income decreased $631,000, or 8.6%, in the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

Service charges on deposit accounts and ATM fees increased $191,000, or 5.8%, compared to the same period in 2006. Most of the increase resulted from higher fee income on checking account overdrafts and increased fees on higher use of debit cards for purchases at various merchants. First quarter 2007 commission income from the Company's travel, insurance and investment divisions decreased $62,000, or 2.4%, compared to the same period in 2006. The travel division experienced an increase in commission revenues of $70,000 while the insurance and investment divisions experienced decreases. The largest decrease was in annuity sales commissions where revenue declined $104,000.

Non-interest Expense

Total non-interest expense increased $168,000, or 1.4%, from $11.8 million in the three months ended March 31, 2006, compared to $11.9 million in the three months ended March 31, 2007. The increase was primarily due to: (i) an increase of $155,000, or 2.2%, in salaries and employee benefits; (ii) an increase of $149,000 in expense on foreclosed assets; and (iii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, advertising, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. As discussed in previous communications from the Company, changes were made to the Company's retirement plans in 2006. These changes resulted in a decrease of $234,000 in expenses in the first quarter of 2007 compared to the same quarter in 2006.

Next Page

While the overall increase in non-interest expense was not large, the Company did experience continued growth and increased expenses in some areas of the Company. In the first half of 2006, Great Southern acquired a travel agency in Lee's Summit, Mo., and established a new loan production office in Columbia, Mo. In the latter half of 2006, Great Southern opened new banking centers in Lee's Summit, Mo. and Ozark, Mo., and acquired a second travel agency in Columbia, Mo. In March 2007, Great Southern acquired a travel agency in St. Louis, Mo. As a result, in the three months ended March 31, 2007, compared to the three months ended March 31, 2006, non-interest expenses increased $434,000 related to the ongoing operations of these new offices referenced above.

The Company's efficiency ratio for the quarter ended March 31, 2007, was 49.35% compared to 49.46% in the same quarter in 2006. These efficiency ratios include the impact of the accounting entries recorded for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the first quarter of 2007 was 49.58% compared to 48.50% in the same period in 2006. The Company's ratio of non-interest expense to average assets decreased from 2.20% for the three months ended March 31, 2006, to 2.08% for the three months ended March 31, 2007.

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended March 31,
	2007			2006
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%
Efficiency Ratio	$11,918	$24,151	49.35%	$11,750	$23,755	49.46%
Amortization of deposit broker origination fees	--	229	(.44)	--	263	(.54)
Net change in fair value of interest rate swaps and related deposits	--	(341)	.67	--	208	(.42)
Efficiency ratio excluding impact of hedge accounting entries	$11,918	$24,039	49.58%	$11,750	$24,226	48.50%

* Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 32.6% and 32.6% for the three months ended March 31, 2007 and 2006, respectively. These effective tax rates were consistent with historical levels of approximately 32%. For future periods, the Company expects the effective tax rate to be in the range of 31-33% of pre-tax income.

Next Page

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $694,000 and $626,000 for the three months ended March 31, 2007 and 2006, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$174,648	$3,013	7.00%	$176,371	$2,877	6.61%
Other residential	74,542	1,556	8.47	98,934	1,997	8.18
Commercial real estate	463,151	9,672	8.47	457,945	8,590	7.61
Construction	653,974	13,648	8.46	543,466	10,734	8.01
Commercial business	155,574	3,209	8.36	99,661	1,996	8.12
Other loans	144,812	2,704	7.57	139,528	2,487	7.23
Industrial revenue bonds(1)	52,636	875	6.74	67,573	1,120	6.72
Total loans receivable	1,719,337	34,677	8.18	1,583,478	29,801	7.63

Investment securities and other interest-earning assets(1)	409,272	4,781	4.74	419,896	4,396	4.25
Total interest-earning assets	2,128,609	39,458	7.52	2,003,374	34,197	6.92
Noninterest-earning assets:
Cash and cash equivalents	94,293			101,216
Other non-earning assets	45,445			38,219
Total assets	$2,268,347			$2,142,809
Interest-bearing liabilities:
Interest-bearing demand and savings	$433,173	3,502	3.28	$448,956	3,190	2.88
Time deposits	1,122,878	14,724	5.32	965,717	10,567	4.44
Total deposits	1,556,051	18,226	4.75	1,414,673	13,757	3.94
Short-term borrowings	156,817	1,743	4.51	148,499	1,491	4.07
Subordinated debentures issued to capital trust	25,774	440	6.93	17,989	285	6.43
FHLB advances	147,277	1,863	5.13	193,764	2,032	4.25
Total interest-bearing liabilities	1,885,919	22,272	4.79	1,774,925	17,565	4.01
Noninterest-bearing liabilities:
Demand deposits	174,594			182,154
Other liabilities	27,214			24,357
Total liabilities	2,087,727			1,981,436
Stockholders' equity	180,620			161,373
Total liabilities and stockholders' equity	$2,268,347			$2,142,809
Net interest income:
Interest rate spread		$17,186	2.73%		$16,632	2.91%
Net interest margin*			3.27%			3.37%
Average interest-earning assets to average interest-bearing liabilities	112.9%			112.9%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $66.7 million and $62.7 million for the three months ended March 31, 2007 and 2006, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $23.3 million and $21.9 million for the three months ended March 31, 2007 and 2006, respectively. Interest income on tax-exempt assets included in this table was $1.0 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $763,000 and $779,000 for the three months ended March 31, 2007 and 2006, respectively.

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

	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 2,220	$ 2,656	$ 4,876
Investment securities and other interest-earning assets	492	(107)	385
Total interest-earning assets	2,712	2,549	5,261
Interest-bearing liabilities:
Demand deposits	418	(106)	312
Time deposits	2,284	1,873	4,157
Total deposits	2,702	1,767	4,469
Short-term borrowings	165	87	252
Subordinated debentures issued to capital trust	24	131	155
FHLBank advances	379	(548)	(169)
Total interest-bearing liabilities	3,270	1,437	4,707
Net interest income	$ (558)	$1,112	$ 554

Next Page

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2007, the Company had commitments of approximately $8.0 million to fund loan originations, $343.5 million of unused lines of credit and unadvanced loans, and $22.0 million of outstanding letters of credit.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

The Company's stockholders' equity was $181.2 million, or 7.9% of total assets of $2.28 billion at March 31, 2007, compared to equity of $175.6 million, or 7.8%, of total assets of $2.24 billion at December 31, 2006.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On March 31, 2007, the Bank's Tier 1 risk-based capital ratio was 10.54%, total risk-based capital ratio was 11.79% and the Tier 1 leverage ratio was 8.85%. As of March 31, 2007, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2007, the Company's Tier 1 risk-based capital ratio was 10.78%, total risk-based capital ratio was 12.03% and the leverage ratio was 9.06%. As of March 31, 2007, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

At March 31, 2007, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $103,000.

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

Next Page

Statements of Cash Flows. During the three months ended March 31, 2007 and 2006, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $3.5 million during the three months ended March 31, 2007, and $9.6 million during the three months ended March 31, 2006.

During the three months ended March 31, 2007 and 2006, investing activities used cash of $82.4 million and $115.6 million, respectively, primarily due to the net increase of loans and investment securities in each period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $44.2 million during the three months ended March 31, 2007 and $102.2 million during the three months ended March 31, 2006. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, stock repurchases and dividend payments to stockholders.

Dividends. During the three months ended March 31, 2007, the Company declared a dividend of $0.16 per share (which was paid in April 2007), or 30% of net income per diluted share for that three month period, and paid a dividend of $0.16 per share (which was declared in December 2006). During the three months ended March 31, 2006, the Company declared a dividend of $0.14 (which was paid in April 2006), or 27% of net income per diluted share for that three month period, and paid a dividend of $0.14 (which was declared in December 2006).

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2007, the Company repurchased 20,824 shares of its common stock at an average price of $29.63 per share and issued 22,455 shares of stock at an average price of $18.71 per share to cover stock option exercises. During the three months ended March 31, 2006, the Company repurchased 20,259 shares of its common stock at an average price of $28.19 per share and issued 25,289 shares of stock at an average price of $14.50 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2007, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is close to neutral.

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

In addition to the disclosures previously made by the Company in the December 31, 2006, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at March 31, 2007.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2007	$ 129.8	5.13%	5.03%
2008	59.2	5.14	5.11
2009	69.1	5.31	4.10
2010	24.2	5.30	3.85
2011	41.4	5.30	4.09
2012	12.5	5.29	4.81
2013	42.7	5.28	4.30
2014	16.3	5.29	4.55
2015	29.2	5.28	4.67
2016	34.0	5.36	5.21
2017	16.2	5.29	5.27
2019	46.3	5.28	4.90
2020	14.8	5.28	4.00
2023	7.4	5.31	5.10

Total Notional Amount	$ 543.1	5.24%	4.68%

Fair Value Adjustment Asset (Liability)	$ (5.8)

Next Page

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of March 31, 2007, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Next Page

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders' equity. No assurance can be given in this regard, however.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first quarter of 2007 is shown below.

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This authorization is in addition to the authorization to repurchase up to 400,000 shares described in the immediately preceding paragraph.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
January 1, 2007 - January 31, 2007	10,261	$29.25	10,261	49,878
February 1, 2007 - February 28, 2007	563	$29.19	563	49,315
March 1, 2007 - March 31, 2007	10,000	$30.05	10,000	39,315
	20,824	$29.63	20,824

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

Great Southern Bancorp, Inc.
Registrant
Date: May 10, 2007	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2007	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

Next Page

EXHIBIT INDEX

Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

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

A description of the salary and bonus arrangements for 2007 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference as Exhibit 10.8.

Next Page

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference as Exhibit 10.9.

(11)	Statement re computation of per share earnings

Attached as Exhibit 11.

(15)	Letter re unaudited interim financial information

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(19)	Report furnished to securityholders.

Inapplicable.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

Inapplicable.

(24)	Power of attorney

None.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(99)	Additional Exhibits

None.
Next Page