Form 10-Q
period 2007-06-30
GREAT SOUTHERN BANCORP INC
filed 2007-08-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

         The number of shares outstanding of each of the registrant's classes of common stock: 13,518,430 shares of common stock, par value $.01, outstanding at August 7, 2007.

Next Page

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$ 92,370	$ 132,100
Interest-bearing deposits in other financial institutions	6,383	1,050
Cash and cash equivalents	98,753	133,150
Available-for-sale securities	446,547	344,192
Held-to-maturity securities (fair value $1,476 - June 2007; $1,569 - December 2006)	1,420	1,470
Mortgage loans held for sale	3,390	2,574
Loans receivable, net of allowance for loan losses of $26,699 - June 2007; $26,258 - December 2006	1,749,935	1,672,044
Interest receivable	14,996	13,587
Prepaid expenses and other assets	16,554	15,554
Foreclosed assets held for sale, net	5,949	4,768
Premises and equipment, net	27,513	26,417
Goodwill and other intangible assets	2,026	1,395
Investment in Federal Home Loan Bank stock	9,481	10,479
Refundable income taxes	476	2,306
Deferred income taxes	13,871	12,372
Total Assets	$ 2,390,911	$ 2,240,308
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,839,970	$ 1,703,804
Federal Home Loan Bank advances	129,275	179,170
Short-term borrowings	189,214	120,956
Subordinated debentures issued to capital trust	25,774	25,774
Accrued interest payable	5,786	5,810
Advances from borrowers for taxes and insurance	881	388
Accounts payable and accrued expenses	18,447	28,828
Total Liabilities	2,209,347	2,064,730
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2007 - 13,579,619 shares; December 2006 - 13,676,965 shares	136	137
Additional paid-in capital	18,945	18,481
Retained earnings	166,578	158,780
Accumulated other comprehensive income (loss)	(4,095)	(1,820)
Total Stockholders' Equity	181,564	175,578
Total Liabilities and Stockholders' Equity	$ 2,390,911	$ 2,240,308

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$ 36,163	$ 32,914	$ 70,841	$ 62,715
Investment securities and other	5,540	4,314	10,321	8,710
TOTAL INTEREST INCOME	41,703	37,228	81,162	71,425
INTEREST EXPENSE
Deposits	19,395	16,022	37,622	29,779
Federal Home Loan Bank advances	1,464	2,352	3,327	4,384
Short-term borrowings	1,916	1,414	3,659	2,905
Subordinated debentures issued to capital trust	440	317	880	602
TOTAL INTEREST EXPENSE	23,215	20,105	45,488	37,670
NET INTEREST INCOME	18,488	17,123	35,674	33,755
PROVISION FOR LOAN LOSSES	1,425	1,425	2,775	2,750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,063	15,698	32,899	31,005
NON-INTEREST INCOME
Commissions	2,751	2,482	5,231	5,024
Service charges and ATM fees	3,950	3,720	7,452	7,033
Net realized gains on sales of loans	260	260	435	473
Net realized gains (losses) on sales of available-for-sale securities	--	(29)	--	(29)
Net gain (loss) on sales of fixed assets	14	8	24	157
Late charges and fees on loans	219	237	382	1,016
Change in interest rate swap fair value net of change in hedged deposit fair value	389	460	686	282
Other income	344	303	683	608
TOTAL NON-INTEREST INCOME	7,927	7,441	14,893	14,564
NON-INTEREST EXPENSE
Salaries and employee benefits	7,493	7,169	14,629	14,150
Net occupancy and equipment expense	1,931	1,888	3,873	3,819
Postage	586	552	1,118	1,079
Insurance	227	222	447	434
Advertising	461	273	709	526
Office supplies and printing	239	215	472	428
Telephone	332	316	668	656
Legal, audit and other professional fees	333	328	582	569
Expense (income) on foreclosed assets	36	56	150	21
Other operating expenses	1,104	1,096	2,013	2,183
TOTAL NON-INTEREST EXPENSE	12,742	12,115	24,661	23,865
INCOME BEFORE INCOME TAXES	12,248	11,024	23,131	21,704
PROVISION FOR INCOME TAXES	4,041	3,500	7,589	6,984
NET INCOME	$ 8,207	$ 7,524	$ 15,542	$ 14,720
BASIC EARNINGS PER COMMON SHARE	$.60	$.55	$1.14	$1.08
DILUTED EARNINGS PER COMMON SHARE	$.60	$.54	$1.13	$1.06
DIVIDENDS DECLARED PER COMMON SHARE	$.17	$.15	$.33	$.29

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 15,542	$ 14,720
Proceeds from sales of loans held for sale	32,216	36,105
Originations of loans held for sale	(28,587)	(32,432)
Items not requiring (providing) cash:
Depreciation	1,312	1,552
Amortization	204	192
Provision for loan losses	2,775	2,750
Net gains on loan sales	(435)	(473)
Net gains on sale of available-for-sale securities	--	29
Net gains on sale of premises and equipment	(24)	(157)
Gain on sale of foreclosed assets	(119)	(46)
Amortization of deferred income, premiums and discounts	(2,174)	(806)
Change in interest rate swap fair value net of change in hedged deposit fair value	(686)	(282)
Deferred income taxes	(274)	(588)
Changes in:
Interest receivable	(1,409)	(1,422)
Prepaid expenses and other assets	(647)	(1,007)
Accounts payable and accrued expenses	(11,700)	626
Income taxes refundable/payable	1,830	123
Net cash provided by operating activities	7,824	18,884
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(85,872)	(114,919)
Purchase of loans	(1,555)	(32,516)
Proceeds from sale of student loans	1,653	974
Purchase of additional business units	(730)	(25)
Purchase of premises and equipment	(2,124)	(2,017)
Proceeds from sale of premises and equipment	40	2,000
Proceeds from sale of foreclosed assets	1,153	1,579
Proceeds from maturing available-for-sale investment securities	317,335	199,361
Proceeds from maturing held-to-maturity investment securities	50	40
Proceeds from called investment securities	6,700	500
Proceeds from sale of available-for-sale investment securities	--	5,933
Principal reductions on mortgage-backed securities	36,803	39,053
Purchase of available-for-sale securities	(465,936)	(247,125)
(Purchase) redemption of Federal Home Loan Bank stock	998	(915)
Net cash used in investing activities	(191,485)	(148,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	60,036	137,896
Net increase in checking and savings deposits	77,533	29,513
Proceeds from Federal Home Loan Bank advances	401,000	287,000
Repayments of Federal Home Loan Bank advances	(450,895)	(297,681)
Net increase (decrease) in short-term borrowings	68,258	(1,242)
Advances from borrowers for taxes and insurance	493	644
Purchase of treasury stock	(3,638)	(2,647)
Dividends paid	(4,377)	(3,843)
Stock options exercised	854	804
Net cash provided by financing activities	149,264	150,444
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,397)	21,251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	133,150	117,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 98,753	$ 138,983

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2006, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

For the three months ended June 30, 2007, the travel, insurance and investment divisions reported gross revenues of $1.9 million, $342,000 and $522,000, respectively, and net income of $158,000, $34,000 and $45,000, respectively. For the three months ended June 30, 2006, the travel, insurance and investment divisions reported gross revenues of $1.6 million, $324,000 and $622,000, respectively, and net income (loss) of $195,000, $28,000 and $(22,000), respectively.

For the six months ended June 30, 2007, the travel, insurance and investment divisions reported gross revenues of $3.6 million, $722,000 and $1.0 million, respectively, and net income of $336,000, $99,000 and $53,000, respectively. For the six months ended June 30, 2006, the travel, insurance and investment divisions reported gross revenues of $3.2 million, $753,000 and $1.2 million, respectively, and net income (loss) of $398,000, $87,000 and $(21,000), respectively.

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

	Three Months Ended June 30,
	2007	2006
	(In thousands)

Net income	$ 8,207	$ 7,524
Unrealized holding gains (losses), net of income taxes	(2,858)	(2,217)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	--	(19)
	(2,858)	(2,198)
Comprehensive income	$ 5,349	$ 5,326

	Six Months Ended June 30,
	2007	2006
	(In thousands)

Net income	$ 15,542	$ 14,720
Unrealized holding gains (losses), net of income taxes	(2,275)	(2,249)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	--	(19)
	(2,275)	(2,230)
Comprehensive income	$ 13,267	$ 12,490

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2007, the FASB issued an exposure draft - Issues Involving the Application of the Shortcut Method Under Paragraph 68. This proposed Implementation Issue would amend the accounting and reporting requirements of paragraph 68 of Statement 133 (the shortcut method) to address certain practice issues. It addresses a limited number of issues that have caused implementation difficulties in the application of paragraph 68 of Statement 133. The objective is to improve financial reporting related to the shortcut method to increase comparability in financial statements. At this time, the FASB has not adopted the final Implementation Issue. The Company continues to monitor the exposure draft to determine the impact, if any, on the consolidated financial condition or results of operations of the Company.

The FASB is currently working on amendments to the existing accounting standards governing transfers of financial assets and valuation guidance for financial reporting. Upon completion of these standards, the Company will reevaluate its accounting and disclosures in these areas. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect, if any, of future amendments or proposals at this time.

Next Page

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

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

Next Page

At June 30, 2007 and December 31, 2006, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At June 30, 2007, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $583.1 million and $541.0 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, swaps in a net settlement receivable position totaled $247.0 million and swaps in a net settlement payable position totaled $336.1 million. At December 31, 2006, swaps in a net settlement receivable position totaled $125.0 million and swaps in a net settlement payable position totaled $416.0 million. The net gains recognized in earnings on fair value hedges were $389,000 and $460,000 for the three months ended June 30, 2007 and 2006, respectively. The net gains recognized in earnings on fair value hedges were $686,000 and $282,000 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 6: STOCKHOLDERS' EQUITY

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

NOTE 7: SUBSEQUENT EVENTS

On July 10, 2007, the Company issued $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities through Great Southern Capital Trust III, a statutory trust formed by the Company for the purpose of issuing the securities. The securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The securities are redeemable, at the Company's option, in whole or in part, at par, beginning October 1, 2012, and if not sooner redeemed, mature on October 1, 2037. The securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.
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

In the six months ended June 30, 2007, Great Southern's total loans increased $77.9 million, or 4.7%, from $1.67 billion at December 31, 2006. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions do not deteriorate, we believe that we remain well positioned to continue to originate a substantial amount of loans in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City, Central Missouri and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction, commercial business and commercial real estate loan categories. In the three and six months ended June 30, 2007, our new loan production remained strong; however, we experienced both partial and full repayment of several commercial real estate and residential and commercial construction loans. We expect this trend in production and repayments to continue throughout the remainder of 2007, potentially limiting growth in our loan portfolio to an annualized amount that could be below our recent historical average of 11%.

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

Next Page

Loan growth continued in our Loan Production Offices (LPO). In the six months ended June 30, 2007, the Overland Park LPO originated loans totaling $21.2 million with outstanding loan balances of $178.9 million at June 30, 2007. In the six months ended June 30, 2007, the Northwest Arkansas LPO originated loans totaling $51.7 million with outstanding loan balances of $153.6 million at June 30, 2007. In the six months ended June 30, 2007, the St. Louis LPO originated loans totaling $40.6 million with outstanding loan balances of $235.3 million at June 30, 2007. In the six months ended June 30, 2007, the Columbia LPO originated $35.6 million of loans with outstanding loan balances of $58.3 million at June 30, 2007. Many of these loans originated by our LPOs are construction loans where the customer has yet to draw the full line.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand. In the six months ended June 30, 2007, total deposit balances increased $136.2 million. Of this total increase, interest-bearing transaction accounts increased $98.9 million and retail certificates of deposit increased $45.1 million. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $21.3 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. Through June 2007, our interest-bearing checking account balances have continued to increase; however, our non-interest-bearing checking account balances have decreased in this same time period. Non-interest-bearing checking accounts have decreased primarily as a result of lower balances being kept in correspondent bank customers' accounts. These lower balances are due to the effects of the correspondent customers clearing checks through other avenues using electronic presentment, thus requiring lower compensating balances. If this decrease in non-interest-bearing checking account balances continues, it could negatively impact our net interest income.

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

Next Page

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through June 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By June 30, 2006 (and still at June 30, 2007), the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. In addition, during 2005 and 2006, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate increases in the financial markets. For the three and six months ended June 30, 2007, interest income was reduced $112,000 and $440,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during 2007. This reduced net interest income and net interest margin. Also, for the three months ended June 30, 2007, the average balance of investment securities increased by approximately $100 million due to the purchase of very short-term discount notes and other securities to pledge against increased public funds deposits and customer repurchase agreements. While we earned a positive spread on these securities, it was much smaller than our overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin.

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

Margin compression has also occurred in the Company's investment securities portfolio. The Company added securities in previous years to pledge as collateral to secure public funds deposits and customer reverse repurchase agreements. The interest rates paid to these customers has increased consistent with short-term market interest rate increases, while the overall yield on the investment portfolio has not increased as rapidly. In previous years, the Company earned a greater spread on these securities due to the very low rate environment and the then-steeper interest rate yield curve compared to 2006 and 2007. As borrowing costs have increased, the spread earned on these securities has decreased. The Company has also repositioned some of its investment portfolio over time to shorten the time frame its securities will reprice. In late 2006 and so far in 2007, the overall yield on the investment portfolio (including other interest-earning assets) has been increasing and was 4.89% in the three months ended June 30, 2007 compared to 4.36% in the same period in 2006.

Next Page

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income is also affected by the Company's hedging activities. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. In the three months ended June 30, 2007 compared to the three months ended June 30, 2006, non-interest income increased primarily as the result of higher revenue from commissions and deposit account charges. In addition, non-interest income increased $389,000 in the three months ended June 30, 2007, and increased $460,000 in the three months ended June 30, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits. In the six months ended June 30, 2007 compared to the six months ended June 30, 2006, non-interest income increased primarily as the result of higher revenue from commissions and deposit account charges, partially offset by lower late charges and prepayment fees on loans. In addition, non-interest income increased $686,000 in the six months ended June 30, 2007, and increased $282,000 in the six months ended June 30, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

Service charges on deposit accounts and ATM fees increased compared to the same period in 2006. Fees from service charges and overdrafts will likely continue to increase modestly in 2007 compared to 2006 as we expect that retail checking accounts will grow at a modest pace in 2007. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate banking relationships which will not generate as much fee income as smaller individual checking accounts. Second quarter 2007 commission income from the Company's travel, insurance and investment divisions increased compared to the same period in 2006. The travel and insurance divisions experienced an increase in commission revenues while the investment divisions experienced a decrease in the three months ended June 30, 2007. Most of the decrease in commission revenue in the investment division was due to lower sales of annuity products compared to the 2006 period.

Total non-interest expense increased moderately in the three months ended June 30, 2007 compared to the same period in 2006. The increase was primarily due to increases in salaries and employee benefits and the continued growth of the Company. In 2006 and 2007, Great Southern acquired three travel agencies, established a new loan production office in Columbia, Mo., and opened new banking centers in Lee's Summit, Mo. and Ozark, Mo. As a result, in the three and six months ended June 30, 2007, compared to the same periods in 2006, non-interest expenses increased related to the ongoing operations of these new offices. Additionally, changes were made to the Company's retirement plans in 2006, which basically entailed a reduction in future benefit accruals under the Company's multi-employer defined benefit pension plan and an increase in the employer match under the Company's 401(k) plan. These changes resulted in a decrease in expenses in the first two quarters of 2007 compared to the same periods in 2006. In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern is eligible for a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums will be paid by the Company in the latter half of 2007. The Company estimates that this new insurance expense will be approximately $250,000 quarterly.

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

Business Initiatives

In the second quarter, the Company opened a new full-service retail banking center on West Republic Road in the Springfield market, bringing its total banking center network to 38 offices. Construction of a new banking center on State Highway 248 in the fast-growing Branson, Mo., market is expected to begin in the third quarter. The new office is projected to be open for business in early 2008.

The Company continues its focus on core deposit acquisition. A Corporate Services representative in the St. Louis metropolitan market was hired during the second quarter and has been successful in acquiring corporate deposits. The Company's remote capture depository product, "Great Access Deposit Direct," is available for corporate customers in this market. In the third quarter of 2007, the Company expects to launch a new and improved Web site, which will provide retail customers the opportunity to open certain depository accounts online. This new channel will allow the Company to broaden its marketing reach significantly in the Internet space and compete for deposits on a much larger scale.

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

Next Page

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

During the six months ended June 30, 2007, the Company increased total assets by $150.6 million to $2.39 billion. Net loans increased by $77.9 million. The main loan areas experiencing increases were commercial and residential construction and commercial business loans. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's loan production offices. Available-for-sale investment securities increased by $102.4 million. For the six months ended June 30, 2007, the average balance of investment securities increased by approximately $100 million due to the purchase of very short-term discount notes and other securities to pledge against increased public funds deposits and customer repurchase agreements. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 18.7% and 15.4% of total assets at June 30, 2007 and December 31, 2006, respectively. Cash and cash equivalents decreased $34.4 million during the six months ended June 30, 2007, primarily due to smaller cash letter settlements between the Company and other banks at June 30, 2007.

Total liabilities increased $144.6 million from December 31, 2006 to $2.21 billion at June 30, 2007. Deposits increased $136.2 million and short-term borrowings increased $68.3 million. Partially offsetting these increases, FHLBank advances decreased $49.9 million, from $179.2 million at December 31, 2006, to $129.3 million at June 30, 2007. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. This decrease during the six months ended June 30, 2007, primarily related to the maturity of very short-term advances which had been executed near the end of 2006 to meet funding needs at year-end and the increase in deposits during the period. Deposits (excluding brokered and national certificates of deposit) increased $122.7 million from December 31, 2006. Retail CDs and interest-bearing transaction accounts (mainly money market accounts) increased $45.1 million and $98.9 million, respectively. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $21.3 million. Checking account balances totaled $672.9 million at June 30, 2007, up from $595.3 million at December 31, 2006. Total brokered deposits were $722.0 million at June 30, 2007, up from $708.2 million at December 31, 2006. The increase in short-term borrowings was mainly the result of increases ($63.3 million) in securities sold under repurchase agreements with Bank customers.

Stockholders' equity increased $6.0 million from $175.6 million at December 31, 2006 to $181.6 million at June 30, 2007. Net income for the six months ended June 30, 2007, was $15.5 million and accumulated other comprehensive income decreased $2.3 million, partially offset by dividends declared of $4.5 million and net repurchases of the Company's common stock of $2.8 million. During the six months ended June 30, 2007, the Company repurchased 129,494 shares of its common stock at an average price of $28.09 per share and issued 32,148 shares at an average price of $18.75 per share to cover stock option exercises.

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

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2007 and 2006

General

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, net income increased $683,000, or 9.1%, during the three months ended June 30, 2007, compared to the three months ended June 30, 2006. This increase was primarily due to an increase in net interest income of $1.4 million, or 8.0%, and an increase in non-interest income of $486,000, or 6.5%, partially offset by an increase in non-interest expense of $627,000, or 5.2%, and an increase in provision for income taxes of $541,000, or 15.5%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, net income increased $460,000, or 6.1%, during the three months ended June 30, 2007, compared to the three months ended June 30, 2006. This increase was primarily due to an increase in net interest income of $859,000, or 4.8%, and an increase in non-interest income of $649,000, or 9.6%, partially offset by an increase in non-interest expense of $627,000, or 5.2%, and an increase in provision for income taxes of $421,000, or 12.0%.

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, net income increased $822,000, or 5.6%, during the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This increase was primarily due to an increase in net interest income of $1.9 million, or 5.7%, and an increase in non-interest income of $329,000, or 2.3%, partially offset by an increase in non-interest expense of $796,000, or 3.3%, an increase in provision for loan losses of $25,000, or 0.9%, and an increase in provision for income taxes of $605,000, or 8.7%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, net income increased $220,000, or 1.5%, during the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This increase was primarily due to an increase in net interest income of $1.4 million, or 4.0%, and an increase in non-interest income of $57,000, or 0.4%, partially offset by an increase in non-interest expense of $796,000, or 3.3%, an increase in provision for loan losses of $25,000, or 0.9%, and an increase in provision for income taxes of $281,000, or 3.9%.

The information presented in the table below and elsewhere in this report excluding hedge accounting entries recorded (for the 2007 and 2006 periods) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The tables below and elsewhere in this report excluding hedge accounting entries recorded (for the 2007 and 2006 periods) contain reconciliations of this information to the reported information prepared in accordance with GAAP. The Company believes that this non-GAAP financial information is useful in its internal management financial analyses and may also be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated for the reasons described above. The amortization of the deposit broker fee and the net change in fair value of interest rate swaps and related deposits may be volatile. For example, if market interest rates decrease significantly, the interest rate swap counterparties may wish to terminate the swaps prior to their stated maturities. If a swap is terminated, it is likely that the Company would redeem the related deposit account at face value. If the deposit account is redeemed, any unamortized broker fee associated with the deposit account must be written off to interest expense. In addition, if the interest rate swap is terminated, there may be an income or expense impact related to the fair values of the swap and related deposit which were previously recorded in the Company's financial statements. The effect on net income, net interest income, net interest margin and non-interest income could be potentially significant in any given reporting period.

Next Page

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended June 30,
	2007	2006
Reported Earnings	$8,207	$7,524
Amortization of deposit broker origination fees (net of taxes)	139	468
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(342)	(448)
Earnings excluding impact of hedge accounting entries	$8,004	$7,544

	Six Months Ended June 30,
	2007	2006
Reported Earnings	$15,542	$14,720
Amortization of deposit broker origination fees (net of taxes)	288	639
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(564)	(313)
Earnings excluding impact of hedge accounting entries	$15,266	$15,046
Next Page

Total Interest Income

Total interest income increased $4.5 million, or 12.0%, during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was due to a $3.2 million, or 9.9%, increase in interest income on loans and a $1.2 million, or 28.4%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average rates of interest and higher average balances.

Total interest income increased $9.7 million, or 13.6%, during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was due to a $8.1 million, or 13.0%, increase in interest income on loans and a $1.6 million, or 18.5%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average rates of interest and higher average balances.

For the three months ended June 30, 2007 and 2006, interest income was reduced $112,000 and $64,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the quarter. For the six months ended June 30, 2007 and 2006, interest income was reduced $440,000 and $338,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the period. Partially offsetting this, the Company collected interest which was previously charged off in the amount of $194,000 and $79,000 in the three months ended June 30, 2007 and 2006, respectively, and $269,000 and $176,000 in the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, the average balance of investment securities increased by approximately $100 million due to the purchase of very short-term discount notes and other securities to pledge against increased public fund deposits and customer repurchase agreements. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin. The average balance of investment securities was similarly higher in the six months ended June 30, 2007.

Interest Income - Loans

During the three months ended June 30, 2007 compared to the three months ended June 30, 2006, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $2.1 million as the result of higher average loan balances from $1.65 billion during the three months ended June 30, 2006 to $1.75 billion during the three months ended June 30, 2007. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial real estate lending and commercial business lending. Demand for these types of loans remains strong in the Company's market areas. The Bank's one- to four-family residential loan portfolio balance remained fairly stable during the comparative periods. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

Next Page

Interest income increased $1.2 million as the result of higher average interest rates on loans. The average yield on loans increased from 7.99% during the three months ended June 30, 2006, to 8.27% during the three months ended June 30, 2007. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2006, when market interest rates were lower, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended June 30, 2007, the average yield on loans was 8.27% versus an average prime rate for the period of 8.25%, or a difference of 2 basis points. In the three months ended June 30, 2006, the average yield on loans was 7.99% versus an average prime rate for the period of 7.90%, or a difference of 9 basis points.

During the six months ended June 30, 2007 compared to the six months ended June 30, 2006, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $4.7 million as the result of higher average loan balances from $1.62 billion during the six months ended June 30, 2006 to $1.74 billion during the six months ended June 30, 2007. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending and commercial business lending. Demand for these types of loans remains strong in the Company's market areas. The Bank's one- to four-family residential loan portfolio balance remained fairly stable during the comparative periods.

Interest income increased $3.4 million as the result of higher average interest rates on loans. The average yield on loans increased from 7.81% during the six months ended June 30, 2006, to 8.23% during the six months ended June 30, 2007. In the six months ended June 30, 2007, the average yield on loans was 8.23% versus an average prime rate for the period of 8.25%, or a difference of a negative 2 basis points. In the six months ended June 30, 2006, the average yield on loans was 7.81% versus an average prime rate for the period of 7.66%, or a difference of 15 basis points.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased $1.2 million as a result of higher average rates and higher average balances during the three months ended June 30, 2007, when compared to the three months ended June 30, 2006. Interest income increased $558,000 as a result of an increase in average rates from 4.36% during the three months ended June 30, 2006, to 4.89% during the three months ended June 30, 2007. Interest income increased $668,000 as a result of an increase in average balances from $397 million during the three months ended June 30, 2006, to $455 million during the three months ended June 30, 2007. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reach interest rate reset dates, their rates have increased and will continue to increase along with market interest rate increases. Approximately $25 million have interest rates that will reset at some time in the remainder of 2007, with the currently projected weighted average coupon rate increasing approximately 1.25%. In addition, approximately $80 million have interest rates that will reset at some time in 2008. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The Company had total variable-rate mortgage-backed securities of approximately $128 million at June 30, 2007.

Next Page

Interest income on investments and other interest-earning assets increased $1.6 million as a result of higher average rates and higher average balances during the six months ended June 30, 2007, when compared to the six months ended June 30, 2006. Interest income increased $1.1 million as a result of an increase in average rates from 4.30% during the six months ended June 30, 2006, to 4.82% during the six months ended June 30, 2007. Interest income increased $519,000 as a result of an increase in average balances from $409 million during the six months ended June 30, 2006, to $432 million during the six months ended June 30, 2007.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, total interest expense increased $3.1 million, or 15.5%, during the three months ended June 30, 2007, when compared with the three months ended June 30, 2006, primarily due to an increase in interest expense on deposits of $3.4 million, or 21.1%, an increase in interest expense on short-term borrowings of $502,000, or 35.5%, and an increase in interest expense on subordinated debentures issued to capital trust of $123,000, or 38.8%, partially offset by a decrease in interest expense on FHLBank advances of $888,000, or 37.8%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, total interest expense increased $2.6 million, or 13.4%, during the three months ended June 30, 2007, when compared with the three months ended June 30, 2006, primarily due to an increase in interest expense on deposits of $2.9 million, or 18.7%, an increase in interest expense on short-term borrowings of $502,000, or 35.5%, and an increase in interest expense on subordinated debentures issued to capital trust of $123,000, or 38.8%, partially offset by a decrease in interest expense on FHLBank advances of $888,000, or 37.8%.

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, total interest expense increased $7.8 million, or 20.8%, during the six months ended June 30, 2007, when compared with the six months ended June 30, 2006, primarily due to an increase in interest expense on deposits of $7.8 million, or 26.3%, an increase in interest expense on short-term borrowings of $754,000, or 26.0%, and an increase in interest expense on subordinated debentures issued to capital trust of $278,000, or 46.2%, partially offset by a decrease in interest expense on FHLBank advances of $1.1 million, or 24.1%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, total interest expense increased $7.3 million, or 19.8%, during the six months ended June 30, 2007, when compared with the six months ended June 30, 2006, primarily due to an increase in interest expense on deposits of $7.3 million, or 25.4%, an increase in interest expense on short-term borrowings of $754,000, or 26.0%, and an increase in interest expense on subordinated debentures issued to capital trust of $278,000, or 46.2%, partially offset by a decrease in interest expense on FHLBank advances of $1.1 million, or 24.1%.

Next Page

Interest Expense - Deposits

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, interest on demand deposits increased $644,000 due to an increase in average rates from 2.93% during the three months ended June 30, 2006, to 3.49% during the three months ended June 30, 2007. The average interest rates increased due to higher overall market rates of interest throughout 2006 and into 2007. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $503,000 due to an increase in average balances from $423 million during the three months ended June 30, 2006, to $487 million during the three months ended June 30, 2007. Average noninterest-bearing demand balances decreased from $191 million in the three months ended June 30, 2006, to $172 million in the three months ended June 30, 2007.

Interest expense on deposits increased $1.7 million due to an increase in average balances of time deposits from $1.02 billion during the three months ended June 30, 2006, to $1.15 billion during the three months ended June 30, 2007. From time to time in 2006 and 2007, the Company increased its balance of brokered certificates of deposit to fund loan growth. Interest expense on deposits also increased $512,000 as a result of an increase in average rates of interest on time deposits from 5.09% during the three months ended June 30, 2006, to 5.28% during the three months ended June 30, 2007. Market rates of interest on new certificates increased since the latter half of 2004 as the FRB raised short-term interest rates. In addition, the Company's interest rate swaps repriced to higher rates in conjunction with the increases in market interest rates in 2006. These market rates have been fairly stable in 2007.

The effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps did not impact interest on demand deposits.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, interest expense on deposits increased $1.1 million as a result of an increase in average rates of interest on time deposits from 4.81% during the three months ended June 30, 2006, to 5.21% during the three months ended June 30, 2007. Interest expense on deposits also increased $1.6 million due to an increase in average balances of time deposits from $1.02 billion during the three months ended June 30, 2006, to $1.15 billion during the three months ended June 30, 2007.

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, interest on demand deposits increased $1.1 million due to an increase in average rates from 2.90% during the six months ended June 30, 2006, to 3.39% during the six months ended June 30, 2007. The average interest rates increased due to higher overall market rates of interest throughout 2006 and into 2007. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $362,000 due to an increase in average balances from $436 million during the six months ended June 30, 2006, to $460 million during the six months ended June 30, 2007. Average noninterest-bearing demand balances decreased from $186 million in the six months ended June 30, 2006, to $173 million in the six months ended June 30, 2007.

Next Page

Interest expense on deposits increased $3.6 million due to an increase in average balances of time deposits from $993 million during the six months ended June 30, 2006, to $1.14 billion during the six months ended June 30, 2007. From time to time in 2006 and 2007, the Company increased its balance of brokered certificates of deposit to fund loan growth. Interest expense on deposits also increased $2.8 million as a result of an increase in average rates of interest on time deposits from 4.77% during the six months ended June 30, 2006, to 5.30% during the six months ended June 30, 2007. Market rates of interest on new certificates increased since the latter half of 2004 as the FRB raised short-term interest rates. In addition, the Company's interest rate swaps repriced to higher rates in conjunction with the increases in market interest rates in 2006. These market rates have been fairly stable in 2007.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, interest expense on deposits increased $3.4 million as a result of an increase in average rates of interest on time deposits from 4.57% during the six months ended June 30, 2006, to 5.22% during the six months ended June 30, 2007. Interest expense on deposits also increased $3.5 million due to an increase in average balances of time deposits from $993 million during the six months ended June 30, 2006, to $1.14 billion during the six months ended June 30, 2007.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended June 30, 2007 compared to the three months ended June 30, 2006, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $1.1 million due to a decrease in average balances from $215 million during the three months ended June 30, 2006, to $123 million during the three months ended June 30, 2007. The decrease in FHLBank advances was offset primarily by increases in the Company's deposits. Interest expense on FHLBank advances increased $229,000 due to an increase in average interest rates from 4.39% in the three months ended June 30, 2006, to 4.77% in the three months ended June 30, 2007. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

During the six months ended June 30, 2007 compared to the six months ended June 30, 2006, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $1.9 million due to a decrease in average balances from $204 million during the six months ended June 30, 2006, to $135 million during the six months ended June 30, 2007. The decrease in FHLBank advances was offset primarily by increases in the Company's deposits. Interest expense on FHLBank advances increased $823,000 due to an increase in average interest rates from 4.32% in the six months ended June 30, 2006, to 4.97% in the six months ended June 30, 2007. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

Interest expense on short-term borrowings increased $440,000 due to an increase in average balances from $132 million during the three months ended June 30, 2006, to $172 million during the three months ended June 30, 2007. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, average rates on short-term borrowings increased from 4.29% in the three months ended June 30, 2006, to 4.47% in the three months ended June 30, 2007, resulting in increased interest expense of $62,000. The average interest rates increased due to higher overall market rates of interest in 2007. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase into the middle of 2006 as the FRB raised short-term interest rates.

Next Page

Interest expense on short-term borrowings increased $525,000 due to an increase in average balances from $140 million during the six months ended June 30, 2006, to $164 million during the six months ended June 30, 2007. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, average rates on short-term borrowings increased from 4.18% in the six months ended June 30, 2006, to 4.49% in the six months ended June 30, 2007, resulting in increased interest expense of $229,000. The average interest rates increased due to higher overall market rates of interest in 2007. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase into the middle of 2006 as the FRB raised short-term interest rates.

Interest expense on subordinated debentures issued to capital trust increased $136,000 due to increases in average balances from $18 million in the three months ended June 30, 2006, to $26 million in the three months ended June 30, 2007. In November 2006, the Company redeemed its trust preferred debentures which were issued in 2001 and replaced them with new trust preferred debentures, increasing the amount of trust preferred debentures outstanding. These new debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.60%, adjusting quarterly. Interest expense on subordinated debentures issued to capital trust decreased $13,000 due to decreases in average rates from 7.15% in the three months ended June 30, 2006, to 6.85% in the three months ended June 30, 2007.

Interest expense on subordinated debentures issued to capital trust increased $269,000 due to increases in average balances from $18 million in the six months ended June 30, 2006, to $26 million in the six months ended June 30, 2007. As noted above, in November 2006, the Company redeemed its trust preferred debentures which were issued in 2001 and replaced them with new trust preferred debentures, increasing the amount of trust preferred debentures outstanding. Interest expense on subordinated debentures issued to capital trust increased $9,000 due to increases in average rates from 6.79% in the six months ended June 30, 2006, to 6.89% in the six months ended June 30, 2007.

Net Interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, net interest income increased $1.4 million, to $18.5 million, for the second quarter of 2007 compared to the same period in 2006. The Company's overall average interest rate spread remained unchanged at 2.82% during the three months ended June 30, 2007 and 2006. A 29 basis point increase in the weighted average yield received on interest-earning assets was offset by a 29 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 1 basis point, or 0.3%, from 3.35% during the three months ended June 30, 2006, to 3.36% during the three months ended June 30, 2007. In comparing the two periods, the yield on loans increased 28 basis points while the yield on investment securities and other interest-earning assets increased 53 basis points. The rate paid on deposits increased 29 basis points, the rate paid on FHLBank advances increased 38 basis points, the rate paid on short-term borrowings increased 18 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 30 basis points.

Next Page

The prime rate of interest averaged 7.90% during the three months ended June 30, 2006, compared to an average of 8.25% during the three months ended June 30, 2007. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and has remained at 8.25% since mid-2006. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in 2007 compared to 2006.

Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were lower in the three months ended June 30, 2006 compared to the 2007 period. Interest costs on these liabilities began to increase in the latter half of 2004 through the middle of 2006 as a result of rising short-term market interest rates, primarily due to increases by the FRB. These interest costs have somewhat stabilized since June 30, 2006, as short-term market interest rates have not fluctuated greatly. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, the Company's overall average interest rate spread decreased 12 basis points, or 4.0%, from 2.98% during the three months ended June 30, 2006, to 2.86% during the three months ended June 30, 2007. The decrease was due to a 41 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 29 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 9 basis points, or 2.6%, from 3.49% during the three months ended June 30, 2006, to 3.40% during the three months ended June 30, 2007. In comparing the two periods, the yield on loans increased 28 basis points while the yield on investment securities and other interest-earning assets increased 53 basis points. The rate paid on deposits increased 44 basis points, the rate paid on FHLBank advances increased 38 basis points, the rate paid on short-term borrowings increased 18 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 30 basis points.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, net interest income increased $1.9 million, to $35.7 million, for the first six months of 2007 compared to the same period in 2006. The Company's overall average interest rate spread decreased 9 basis points from 2.86% during the six months ended June 30, 2006, to 2.77% during the six months ended June 30, 2007. The decrease was due to a 53 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 44 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 4 basis points, or 1.2%, from 3.36% during the six months ended June 30, 2006, to 3.32% during the six months ended June 30, 2007. In comparing the two periods, the yield on loans increased 42 basis points while the yield on investment securities and other interest-earning assets increased 52 basis points. The rate paid on deposits increased 55 basis points, the rate paid on FHLBank advances increased 65 basis points, the rate paid on short-term borrowings increased 31 basis points, and the rate paid on subordinated debentures issued to capital trust increased 10 basis points.

Next Page

The prime rate of interest averaged 7.66% during the six months ended June 30, 2006, compared to an average of 8.25% during the six months ended June 30, 2007. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and has remained at 8.25% since mid-2006. A large percentage of the Bank's loans are tied to prime, which resulted in increased loan yields in 2007 compared to 2006.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, the Company's overall average interest rate spread decreased 16 basis points, or 5.4%, from 2.98% during the six months ended June 30, 2006, to 2.82% during the six months ended June 30, 2007. The decrease was due to a 60 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 44 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 10 basis points, or 2.9%, from 3.46% during the six months ended June 30, 2006, to 3.36% during the six months ended June 30, 2007. In comparing the two periods, the yield on loans increased 42 basis points while the yield on investment securities and other interest-earning assets increased 52 basis points. The rate paid on deposits increased 64 basis points, the rate paid on FHLBank advances increased 65 basis points, the rate paid on short-term borrowings increased 31 basis points, and the rate paid on subordinated debentures issued to capital trust increased 10 basis points.

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended June 30,
	2007		2006
	$	%	$	%
Net Interest Income/Margin	$18,488	3.36%	$17,123	3.35%
Amortization of deposit broker origination fees	214.04		720.14
Net interest income/margin excluding impact of hedge accounting entries	$18,702	3.40%	$17,843	3.49%

	Six Months Ended June 30,
	2007		2006
	$	%	$	%
Net Interest Income/Margin	$35,674	3.32%	$33,755	3.36%
Amortization of deposit broker origination fees	443.04		983.10
Net interest income/margin excluding impact of hedge accounting entries	$36,117	3.36%	$34,738	3.46%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Next Page

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses remained the same at $1,425,000 during the three months ended June 30, 2007 and 2006. The allowance for loan losses decreased $134,000, or 0.5%, to $26.7 million at June 30, 2007 compared to $26.8 million at March 31, 2007. Net charge-offs were $1.6 million in the three months ended June 30, 2007 versus $1.1 million in the three months ended June 30, 2006.

The provision for loan losses increased $25,000 from $2,750,000 during the six months ended June 30, 2006 to $2,775,000 during the six months ended June 30, 2007. The allowance for loan losses increased $441,000, or 1.7%, to $26.7 million at June 30, 2007 compared to $26.3 million at December 31, 2006. Net charge-offs were $2.3 million in the six months ended June 30, 2007 versus $1.8 million in the six months ended June 30, 2006.

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

The Bank's allowance for loan losses as a percentage of total loans was 1.50%, 1.54% and 1.54% at June 30, 2007, March 31, 2007 and December 31, 2006, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at June 30, 2007, were $35.3 million, up $10.3 million from December 31, 2006, and up $5.5 million from March 31, 2007. Non-performing assets as a percentage of total assets were 1.48% at June 30, 2007. Compared to December 31, 2006, non-performing loans increased $9.1 million to $29.3 million while foreclosed assets increased $1.1 million to $5.9 million. Commercial real estate, construction and business loans comprised $27.9 million, or 95%, of the total $29.3 million of non-performing loans at June 30, 2007.

Next Page

Non-performing Loans. Compared to December 31, 2006, non-performing loans increased $9.1 million to $29.3 million. The increase in non-performing loans during the quarter ended June 30, 2007, was primarily due to the addition of one $4.7 million loan relationship and the addition of one $1.5 million loan relationship to the non-performing category. Other increases in non-performing loans during the six months ended June 30, 2007, were primarily due to the addition of one $5.4 million loan relationship to the non-performing category, which was described in the March 31, 2007, Quarterly Report on Form 10-Q. In addition, non-performing loans were reduced $904,000 during the quarter ended June 30, 2007, due to the transfer of one relationship to foreclosed real estate. This relationship consists of a commercial building, warehouse and a single-family residence in the Lake of the Ozarks, Missouri, area. Non-performing loans were also reduced $686,000 during the quarter ended March 31, 2007, due to the transfer of one relationship to foreclosed real estate. This relationship consists of a mobile home park in the Kansas City, Kan., area. At the time of the transfer, this relationship was reduced by $150,000 through a charge off against the allowance for loan losses.

At June 30, 2007, seven significant loan relationships accounted for $23.9 million of the total non-performing loan balance of $29.3 million. In addition to the three relationships noted as additions above, four other loan relationships were previously included in Non-performing Loans and remained there at June 30, 2007. These relationships are described more fully in the December 31, 2006, Annual Report on Form 10-K. These seven relationships are described below.

The $4.7 million loan relationship, which was placed in the Non-performing Loans category during the quarter ended June 30, 2007, is primarily secured by subdivision lots and developed land in two Kansas suburbs in the Kansas City, Mo., metropolitan area. This developer has been successful in the Kansas City market in the past, but lot sales in one of these subdivisions have slowed recently. These are participation loans purchased by the Company in January 2006 from the originating bank in the Kansas City market.

The $1.5 million loan relationship, which was placed in the Non-performing Loans category during the quarter ended June 30, 2007, is primarily secured by subdivision lots, developed land and two houses under construction for sale in the Branson, Mo., area.

The $5.4 million relationship, which was placed in the Non-performing Loans category during the quarter ended March 31, 2007, consists of residential and commercial development land in Branson, Mo., and other collateral. This project has recently experienced cash flow problems and the borrower has declared bankruptcy. The borrower is exploring various alternatives, including the sale of portions of the land. A portion of the commercial land was sold in July 2007.

The $2.9 million relationship was placed in the non-performing loans category during the quarter ended June 30, 2006. This relationship was described as a $3.1 million relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is primarily secured by a motel located in the State of Illinois. Subsequent to June 30, 2007, the Company has foreclosed on the collateral and has retained a management company to operate the motel until it can be sold. In addition, the Small Business Administration has a significant loan, which is subordinated to the Bank's position, on this same collateral. The relationship balance was reduced $57,000 in the first quarter of 2007 through payments from the borrower. A related loan was charged down as part of the actions on this relationship. The amount of the charge off was $143,000 in the second quarter of 2007.

Next Page

The $1.0 million loan relationship was placed in the non-performing loans category during the quarter ended June 30, 2006. This relationship was described as a $1.0 million relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is primarily secured by subdivision lots, houses under construction and commercial real estate lots in the Lake of the Ozarks, Missouri, area. No new activity has occurred on this relationship in the second quarter of 2007.

The $4.9 million relationship was included in non-performing loans at December 31, 2006. This relationship was described as a $5.2 million relationship in the December 31, 2006, Annual Report on Form 10-K. A $3.5 million portion of this relationship is secured by a nursing home in Missouri that has had cash flow problems. The additional $1.4 million is secured by a second nursing home in the Springfield, Missouri, area. This second nursing home has performed satisfactorily; however, due to the performance issues of the other property, the entire relationship was categorized as non-performing. The relationship balance was reduced $313,000 in the first six months of 2007 through payments from the borrower and the release of escrowed funds based on recently improved operating results.

The $3.5 million relationship was included in non-performing loans at December 31, 2006. This relationship was described as a $5.1 million relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is secured by commercial real estate, vacant land, developed and undeveloped residential subdivisions, houses under construction and houses used as rental property near Branson, Missouri. The borrower has continued to struggle with inconsistent payment performance. During the six months ended June 30, 2007, the Company recorded total charge-offs of $794,000 on this relationship. In addition, additional partners have assumed a portion of the debt secured by houses which are under construction or completed and subdivision lots. The loan balances at June 30, 2007, representing these assumed loans totaled $1.5 million of the $3.5 million relationship. Some collateral was sold during the second quarter of 2007, resulting in principal reductions on some of the balance. In addition to these loans, loans totaling $820,000 to these same borrowers are included in Potential Problem Loans.

Foreclosed Assets. Foreclosed assets increased $1.1 million during the six months ended June 30, 2007, from $4.8 million at December 31, 2006, to $5.9 million at June 30, 2007, and increased $3.8 million during the three months ended June 30, 2007. During the three months ended June 30, 2007, foreclosed assets increased primarily due to the addition of eleven single-family houses that represent relationships with three separate builders. These eleven houses are in various stages of completion and added $1.7 million to foreclosed assets. The other significant addition to foreclosed assets in the period was the Lake of the Ozarks relationship mentioned above. This relationship added $1.9 million to foreclosed assets. Foreclosed assets also increased during the six months ended June 30, 2007, due to the transfer of one $535,000 relationship to foreclosed real estate. This relationship consists of a mobile home park in the Kansas City, Kan., area. Foreclosed assets decreased during the six months ended June 30, 2007, primarily due to the sale of one asset carried at $3.2 million. This asset consisted of a townhome/apartment development in the Kansas City, Mo., area.

Potential Problem Loans. Potential problem loans increased $13.4 million during the six months ended June 30, 2007, from $13.6 million at December 31, 2006, to $27.0 million at June 30, 2007. Potential problem loans are loans which management has identified as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets.

Next Page

Potential problem loans increased primarily due to the addition of three loan relationships totaling $11.4 million to the Potential Problem Loans category in the second quarter of 2007, and the addition of one loan relationship totaling $5.1 million to the Potential Problem Loans category in the first quarter of 2007. The three relationships added in the second quarter of 2007 totaled $6.7 million, $3.3 million and $1.4 million, respectively. At June 30, 2007, seven significant relationships accounted for $20.7 million of the potential problem loan total.

The first relationship totals $6.7 million and is primarily secured by a condominium and retail historic rehabilitation development in St. Louis, Mo. At the time the loan was originated by the Company, half of the condominium units were pre-sold and 75% of the retail space was pre-leased; however, there have been construction delays that have put the project behind schedule, causing most of these contracts to be terminated. Recently, another developer has been brought in to complete the construction.

The second relationship totals $4.3 million (previously $5.1 million) and is primarily secured by a 39-unit condominium development in Kansas City, Mo., with additional real estate collateral. Approximately 70% of the units in the project have been sold with collateral released, including three sales closed in the second quarter 2007. The remaining twelve units are currently marketed.

The third relationship totals $3.3 million and is secured primarily by single-family houses for sale, residential lots and multi-family rental units in Northwest Arkansas. The borrower has been a successful residential builder for several years; but home sales in one of these subdivisions have slowed recently. These are participation loans purchased in November 2005 and January 2006 by the Company from the originating bank in the Northwest Arkansas market.

The fourth relationship totals $2.7 million and is secured primarily by a motel in the State of Florida. This motel has operated for several years; however, it is currently experiencing cash flow problems resulting in inconsistent payment performance. In addition, the Small Business Administration has a significant loan, which is subordinated to the Bank's position, on this same collateral.

The fifth relationship totals $1.6 million and is secured primarily by a retail center, subdivision lots and several houses being constructed for resale in the Springfield, Missouri, area. The houses have taken longer to build and sell than originally expected. This relationship was described as a $3.3 million relationship in the December 31, 2006, Annual Report on Form 10-K. The balance was reduced in the first quarter of 2007 through the sale of several townhomes and other single-family houses.

The sixth relationship totals $1.4 million and is secured primarily by three single-family houses constructed for sale in Springfield, Mo. There have been construction delays that have put the completion of the houses behind schedule. At this time, the houses are very near completion and are listed for sale with a realtor.

The seventh relationship totals $820,000 and is secured primarily by single-family houses used as rental property and homes for sale in the Branson, Missouri, area. This relationship is part of (and in addition to) the $3.5 million relationship described above in Non-performing Loans. These loans are not included in the relationship's non-performing totals due to adequate payment performance and income production realized by the borrower on these properties. Of this $820,000, $601,000 are loans to the original borrower in this relationship and $219,000 are loans that are part of the assumption described above.

Next Page

Non-interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, total non-interest income increased $486,000, or 6.5%, in the three months ended June 30, 2007 when compared to the three months ended June 30, 2006. Non-interest income for the second quarter of 2007 was $7.9 million compared with $7.4 million for the second quarter 2006. The $486,000 increase in non-interest income was primarily the result of higher revenue from commissions and deposit account charges. Service charges on deposit accounts and ATM fees increased $230,000, or 6.2%, compared to the same period in 2006. Most of the increase resulted from higher fee income on checking account overdrafts and increased fees on higher use of debit cards for purchases at various merchants. Second quarter 2007 commission income from the Company's travel, insurance and investment divisions increased $269,000, or 10.8%, compared to the same period in 2006. The travel and insurance divisions experienced an increase in commission revenues, primarily due to the acquisition of the travel affiliate in St. Louis. The investment division experienced a decrease in commission revenues, primarily as a result of lower annuity sales in 2007. Non-interest income increased $389,000 in the three months ended June 30, 2007, and increased $460,000 in the three months ended June 30, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, total non-interest income increased $329,000, or 2.3%, in the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. Non-interest income for the first six months of 2007 was $14.9 million compared with $14.6 million for the first six months of 2006. The $329,000 increase in non-interest income was primarily the result of higher revenue from commissions and deposit account charges, partially offset by lower fees on loans. For the six months ended June 30, 2007, service charges on deposit accounts and ATM fees increased $419,000, or 6.0%, compared to the same period in 2006. The first six months of 2007 commission income from the Company's travel, insurance and investment divisions increased $207,000, or 4.1%, compared to the same period in 2006. The travel division experienced an increase in commission revenues while the insurance and investment divisions experienced decreases for the reasons noted above. Increasing non-interest income in the 2006 period was the early repayment of five unrelated loans which triggered total prepayment fees of $532,000 in the six months ended June 30, 2006. Total late charges and fees on loans decreased $634,000 in the six months ended June 30, 2007, compared to the same period in 2006. Although the Company does receive prepayment fees from time to time, it is difficult to forecast when and in what amounts these fees will be collected. Non-interest income increased $686,000 in the six months ended June 30, 2007, and increased $282,000 in the six months ended June 30, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, economically, total non-interest income increased $649,000, or 9.6%, in the three months ended June 30, 2007 when compared to the three months ended June 30, 2006. Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, total non-interest income decreased $57,000, or 0.4%, in the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. The other increases and decreases are the same as those stated above.

Next Page

Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended June 30, 2007
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income -- Net change in fair value of interest rate swaps and related deposits	$7,927	$527	$7,400

	Three Months Ended June 30, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income -- Net change in fair value of interest rate swaps and related deposits	$7,441	$690	$6,751

	Six Months Ended June 30, 2007
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income -- Net change in fair value of interest rate swaps and related deposits	$14,893	$868	$14,025

	Six Months Ended June 30, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income -- Net change in fair value of interest rate swaps and related deposits	$14,564	$482	$14,082

Non-interest Expense

Total non-interest expense increased $627,000, or 5.2%, from $12.1 million in the three months ended June 30, 2006, to $12.7 million in the three months ended June 30, 2007. The increase was primarily due to: (i) an increase of $324,000, or 4.5%, in salaries and employee benefits; (ii) an increase of $188,000, or 68.9%, in advertising and promotion expenses related primarily to the Company's marketing program aimed at customers and non-customers in growth markets soliciting core deposit products; and (iii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. As discussed in previous communications from the Company, changes were made to the Company's retirement plans in 2006. These changes resulted in a decrease of $183,000 in expenses in the second quarter of 2007 compared to the same quarter in 2006.

Next Page

The Company's increase in non-interest expense in the second quarter of 2007 compared to the same period in 2006 related to the continued growth of the Company. During the latter half of 2006, Great Southern completed its acquisition of two travel agencies and opened banking centers in Lee's Summit, Mo. and Ozark, Mo. In the first quarter of 2006, Great Southern acquired a travel agency in Lee's Summit, Mo., and established a new loan production office in Columbia, Mo. At the end of the first quarter of 2007, Great Southern acquired a travel agency in St. Louis, Mo. As a result, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, non-interest expenses increased $702,000 related to the ongoing operations of these entities.

Total non-interest expense increased $796,000, or 3.3%, from $23.9 million in the six months ended June 30, 2006, to $24.7 million in the six months ended June 30, 2007. The increase was primarily due to: (i) an increase of $479,000, or 3.4%, in salaries and employee benefits; (ii) an increase of $183,000, or 34.8%, in advertising and promotion expenses related primarily to the Company's marketing program aimed at customers and non-customers in growth markets soliciting core deposit products; and (iii) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, insurance, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. As discussed in previous communications from the Company, changes were made to the Company's retirement plans in 2006. These changes resulted in a decrease of $417,000 in expenses in the first six months of 2007 compared to the same period in 2006.

The Company's increase in non-interest expense in the first six months of 2007 compared to the same period in 2006 related to the continued growth of the Company, as stated above. As a result, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, non-interest expenses increased $1.1 million related to the ongoing operations of these entities.

The Company's efficiency ratio for the quarter ended June 30, 2007, was 48.24% compared to 49.32% in the same quarter in 2006. These efficiency ratios include the impact of the accounting entries recorded for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the first quarter of 2007 was 48.82% compared to 49.26% in the same period in 2006. The Company's ratio of non-interest expense to average assets decreased from 2.21% for the three months ended June 30, 2006, to 2.17% for the three months ended June 30, 2007.

The Company's efficiency ratio for the six months ended June 30, 2007, was 48.77% compared to 49.39% in the same period in 2006. These efficiency ratios include the impact of the accounting entries recorded for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the first six months of 2007 was 49.18% compared to 48.88% in the same period in 2006. The Company's ratio of non-interest expense to average assets decreased from 2.21% for the six months ended June 30, 2006, to 2.13% for the six months ended June 30, 2007.

Next Page

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended June 30,
	2007			2006
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%
Efficiency Ratio	$12,742	$26,415	48.24%	$12,115	$24,564	49.32%

Amortization of deposit broker origination fees	--	214	(.39)	--	720	(1.46)

Net change in fair value of interest rate swaps and related deposits	--	(527)	.97	--	(690)	1.40

Efficiency ratio excluding impact of hedge accounting entries	$12,742	$26,102	48.82%	$12,115	$24,594	49.26%

* Net interest income plus non-interest income.

	Six Months Ended June 30,
	2007			2006
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%
Efficiency Ratio	$24,661	$50,567	48.77%	$23,865	$48,319	49.39%

Amortization of deposit broker origination fees	--	443	(.43)	--	983	(1.04)

Net change in fair value of interest rate swaps and related deposits	--	(868)	.84	--	(482)	.53

Efficiency ratio excluding impact of hedge accounting entries	$24,661	$50,142	49.18%	$23,865	$48,820	48.88%

* Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 33.0% and 31.7% for the three months ended June 30, 2007 and 2006, respectively. Provision for income taxes as a percentage of pre-tax income was 32.8% and 32.2% for the six months ended June 30, 2007 and 2006, respectively. These effective tax rates were consistent with historical levels of approximately 32%. For future periods in 2007, the Company expects the effective tax rate to be in the range of 31-33% of pre-tax income.

Next Page

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $730,000 and $703,000 for the three months ended June 30, 2007 and 2006, respectively. Fees included in interest income were $1.4 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

Next Page

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$174,912	$3,104	7.12%	$176,921	$2,997	6.79%
Other residential	87,645	1,916	8.77	94,151	1,913	8.15
Commercial real estate	445,370	9,437	8.50	463,615	9,297	8.04
Construction	668,712	14,290	8.57	593,175	12,339	8.34
Commercial business	170,228	3,596	8.47	112,882	2,439	8.66
Other loans	148,109	2,809	7.61	139,108	2,602	7.50
Industrial revenue bonds(1)	58,789	1,011	6.90	73,166	1,327	7.27

Total loans receivable	1,753,765	36,163	8.27	1,653,018	32,914	7.99

Investment securities and other interest-earning assets(1)	454,592	5,540	4.89	396,959	4,314	4.36

Total interest-earning assets	2,208,357	41,703	7.57	2,049,977	37,228	7.28
Noninterest-earning assets:
Cash and cash equivalents	88,370			97,739
Other non-earning assets	44,885			39,733
Total assets	$2,341,612			$2,187,449

Interest-bearing liabilities:
Interest-bearing demand and savings	$ 486,533	4,234	3.49	$ 422,964	3,087	2.93
Time deposits	1,150,650	15,161	5.28	1,019,418	12,935	5.09
Total deposits	1,637,183	19,395	4.75	1,442,382	16,022	4.46
Short-term borrowings	171,883	1,916	4.47	132,196	1,414	4.29
Subordinated debentures issued to capital trust	25,774	440	6.85	17,788	317	7.15
FHLB advances	123,058	1,464	4.77	215,057	2,352	4.39

Total interest-bearing liabilities	1,957,898	23,215	4.75	1,807,423	20,105	4.46
Noninterest-bearing liabilities:
Demand deposits	171,887			190,802
Other liabilities	26,688			30,986
Total liabilities	2,156,473			2,029,211
Stockholders' equity	185,139			158,238
Total liabilities and stockholders' equity	$2,341,612			$2,187,449

Net interest income:
Interest rate spread		$18,488	2.82%		$17,123	2.82%
Net interest margin*			3.36%			3.35%
Average interest-earning assets to average interest-bearing liabilities	112.8%			113.4%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $68.7 million and $64.5 million for the three months ended June 30, 2007 and 2006, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $30.4 million and $22.7 million for the three months ended June 30, 2007 and 2006, respectively. Interest income on tax-exempt assets included in this table was $1.3 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $946,000 and $641,000 for the three months ended June 30, 2007 and 2006, respectively.

Next Page

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$174,781	$6,118	7.06%	$176,648	$5,873	6.70%
Other residential	81,129	3,473	8.63	96,529	3,910	8.17
Commercial real estate	454,211	19,109	8.48	460,796	17,887	7.83
Construction	661,384	27,938	8.52	568,458	23,073	8.19
Commercial business	162,942	6,805	8.42	106,308	4,435	8.41
Other loans	146,469	5,512	7.59	139,316	5,089	7.37
Industrial revenue bonds(1)	55,730	1,886	6.82	70,385	2,448	7.01

Total loans receivable	1,736,646	70,841	8.23	1,618,440	62,715	7.81

Investment securities and other interest-earning assets(1)	432,057	10,321	4.82	408,606	8,710	4.30

Total interest-earning assets	2,168,703	81,162	7.54	2,027,046	71,425	7.10
Noninterest-earning assets:
Cash and cash equivalents	91,315			99,147
Other non-earning assets	45,164			36,471
Total assets	$2,305,182			$2,162,664

Interest-bearing liabilities:
Interest-bearing demand and savings	$460,000	7,736	3.39	$435,888	6,278	2.90
Time deposits	1,136,816	29,886	5.30	992,716	23,501	4.77
Total deposits	1,596,816	37,622	4.75	1,428,604	29,779	4.20
Short-term borrowings	164,393	3,659	4.49	140,303	2,905	4.18
Subordinated debentures issued to capital trust	25,774	880	6.89	17,888	602	6.79
FHLB advances	135,100	3,327	4.97	204,469	4,384	4.32

Total interest-bearing liabilities	1,922,083	45,488	4.77	1,791,264	37,670	4.24
Noninterest-bearing liabilities:
Demand deposits	173,233			186,180
Other liabilities	26,974			27,688
Total liabilities	2,122,290			2,005,132
Stockholders' equity	182,892			157,532
Total liabilities and stockholders' equity	$2,305,182			$2,162,664

Net interest income:
Interest rate spread		$35,674	2.77%		$33,755	2.86%
Net interest margin*			3.32%			3.36%
Average interest-earning assets to average interest-bearing liabilities	112.8%			113.2%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $67.7 million and $63.6 million for the six months ended June 30, 2007 and 2006, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $29.4 million and $22.2 million for the six months ended June 30, 2007 and 2006, respectively. Interest income on tax-exempt assets included in this table was $2.3 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.7 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively.

Next Page

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods shown. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and (ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to volume and rate. Tax-exempt income was not calculated on a tax equivalent basis.

	Three Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 1,198	$ 2,051	$ 3,249
Investment securities and other interest-earning assets	558	668	1,226
Total interest-earning assets	1,756	2,719	4,475
Interest-bearing liabilities:
Demand deposits	644	503	1,147
Time deposits	512	1,714	2,226
Total deposits	1,156	2,217	3,373
Short-term borrowings	62	440	502
Subordinated debentures issued to capital trust	(13)	136	123
FHLBank advances	229	(1,117)	(888)
Total interest-bearing liabilities	1,434	1,676	3,110
Net interest income	$ 322	$1,043	$1,365
Next Page

	Six Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 3,405	$ 4,721	$ 8,126
Investment securities and other interest-earning assets	1,092	519	1,611
Total interest-earning assets	4,497	5,240	9,737
Interest-bearing liabilities:
Demand deposits	1,096	362	1,458
Time deposits	2,759	3,626	6,385
Total deposits	3,855	3,988	7,843
Short-term borrowings	229	525	754
Subordinated debentures issued to capital trust	9	269	278
FHLBank advances	823	(1,880)	(1,057)
Total interest-bearing liabilities	4,916	2,902	7,818
Net interest income	$ (419)	$2,338	$1,919
Next Page

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2007, the Company had commitments of approximately $37.5 million to fund loan originations, $372.7 million of unused lines of credit and unadvanced loans, and $21.0 million of outstanding letters of credit.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

The Company's stockholders' equity was $181.6 million, or 7.6% of total assets of $2.39 billion at June 30, 2007, compared to equity of $175.6 million, or 7.8%, of total assets of $2.24 billion at December 31, 2006.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On June 30, 2007, the Bank's Tier 1 risk-based capital ratio was 10.50%, total risk-based capital ratio was 11.75% and the Tier 1 leverage ratio was 8.82%. As of June 30, 2007, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2007, the Company's Tier 1 risk-based capital ratio was 10.61%, total risk-based capital ratio was 11.86% and the leverage ratio was 8.91%. As of June 30, 2007, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

At June 30, 2007, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $56,000.

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

Next Page

Statements of Cash Flows. During the six months ended June 30, 2007 and 2006, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $7.8 million during the six months ended June 30, 2007, and $18.9 million during the six months ended June 30, 2006.

During the six months ended June 30, 2007 and 2006, investing activities used cash of $191.5 million and $148.1 million, respectively, primarily due to the net increase of loans and investment securities in each period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $149.3 million during the six months ended June 30, 2007 and $150.4 million during the six months ended June 30, 2006. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, stock repurchases and dividend payments to stockholders.

Dividends. During the three months ended June 30, 2007, the Company declared a dividend of $0.17 per share (which was paid in July 2007), or 28% of net income per diluted share for that three month period, and paid a dividend of $0.16 per share (which was declared in March 2007). During the three months ended June 30, 2006, the Company declared a dividend of $0.15 (which was paid in July 2006), or 28% of net income per diluted share for that three month period, and paid a dividend of $0.14 (which was declared in March 2006).

During the six months ended June 30, 2007, the Company declared dividends of $0.33 per share, or 29% of net income per diluted share for that six month period, and paid dividends of $0.32 per share. During the six months ended June 30, 2006, the Company declared dividends of $0.29, or 27% of net income per diluted share for that six month period, and paid dividends of $0.28.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2007, the Company repurchased 108,670 shares of its common stock at an average price of $27.80 per share and issued 9,693 shares of stock at an average price of $18.82 per share to cover stock option exercises. During the three months ended June 30, 2006, the Company repurchased 79,354 shares of its common stock at an average price of $26.16 per share and issued 18,698 shares of stock at an average price of $11.53 per share to cover stock option exercises.

Next Page

During the six months ended June 30, 2007, the Company repurchased 129,494 shares of its common stock at an average price of $28.09 per share and issued 32,148 shares of stock at an average price of $18.75 per share to cover stock option exercises. During the six months ended June 30, 2006, the Company repurchased 99,613 shares of its common stock at an average price of $26.57 per share and issued 43,987 shares of stock at an average price of $13.24 per share to cover stock option exercises.

In addition, year-to-date, the Company has repurchased 191,994 shares of its common stock at an average price of $27.25. On November 15, 2006, the Company authorized a common stock repurchase program of up to 700,000 shares, and 568,125 shares remain available for repurchase under this plan.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2007, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is close to neutral.

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

In addition to the disclosures previously made by the Company in the December 31, 2006, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at June 30, 2007.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2007	$ 119.8	5.12%	5.15%
2008	109.2	5.12	5.16
2009	69.1	5.31	4.17
2010	24.2	5.30	3.85
2011	41.4	5.30	4.09
2012	12.5	5.29	4.81
2013	42.7	5.28	4.41
2014	16.3	5.29	4.55
2015	29.2	5.29	4.67
2016	34.0	5.36	5.21
2017	16.2	5.30	5.28
2019	46.3	5.29	4.89
2020	14.8	5.28	4.00
2023	7.4	5.31	5.10

Total Notional Amount	$ 583.1	5.23%	4.76%

Fair Value Adjustment Asset (Liability)	$ (6.9)
Next Page

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of June 30, 2007, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2000, the Company's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. During the three months ended June 30, 2007, this plan was completed. Information on the shares purchased during the second quarter of 2007 is shown below.

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

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
April 1, 2007 - April 30, 2007	25,000	$28.07	25,000	714,315
May 1, 2007 - May 31, 2007	83,670	$27.72	83,670	630,645
June 1, 2007 - June 30, 2007	--	--	--	630,645
	108,670	$27.80	108,670

(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Next Page

Item 4. Submission of Matters to a Vote of Security Holders

a)	On May 16, 2007, the Company held its Annual Meeting of Stockholders. The results of that meeting are as follows:
	1)	There were 13,687,301 shares entitled to vote at said meeting (without reduction for 10% voting limitation).
2)	William V. Turner received 12,215,916 votes for director, Julie T. Brown received 12,146,481 votes for director and Earl A. Steinert received 12,231,092 votes for director. Votes withheld were 337,078 for Mr. W. Turner, 406,513 for Ms. Brown and 321,902 for Mr. Steinert. There were no broker non-votes with respect to this proposal.

3)	The stockholders approved the proposal to ratify the engagement of BKD,LLP as the Company's Independent Auditor for 2007. The vote was as follows: For - 12,352,513; Against - 194,572; Abstain - None. There were no broker non-votes with respect to this proposal.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.

Date: August 9, 2007	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2007	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

Next Page

EXHIBIT INDEX

Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

(i) The Registrant's Charter previously filed with the Commission as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(ii) The Registrant's Bylaws, previously filed with the Commission (File no. 000-18082) as Appendix E to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2004, are incorporated herein by reference as Exhibit 3.2.

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