Form 10-Q
period 2007-09-30
GREAT SOUTHERN BANCORP INC
filed 2007-11-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

         The number of shares outstanding of each of the registrant's classes of common stock: 13,432,726 shares of common stock, par value $.01, outstanding at November 7, 2007.

Next Page

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$ 96,433	$ 132,100
Interest-bearing deposits in other financial institutions	24,503	1,050
Cash and cash equivalents	120,936	133,150
Available-for-sale securities	398,951	344,192
Held-to-maturity securities (fair value $1,509 - September 2007; $1,569 - December 2006)	1,420	1,470
Mortgage loans held for sale	7,267	2,574
Loans receivable, net of allowance for loan losses of $26,112 - September 2007; $26,258 - December 2006	1,764,935	1,672,044
Interest receivable	15,874	13,587
Prepaid expenses and other assets.	13,860	15,554
Foreclosed assets held for sale, net	15,851	4,768
Premises and equipment, net	27,330	26,417
Goodwill and other intangible assets	1,968	1,395
Investment in Federal Home Loan Bank stock	11,541	10,479
Refundable income taxes	2,855	2,306
Deferred income taxes	10,721	12,372
Total Assets	$ 2,393,509	$ 2,240,308
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,782,395	$ 1,703,804
Federal Home Loan Bank advances	194,073	179,170
Short-term borrowings	176,688	120,956
Subordinated debentures issued to capital trust	30,929	25,774
Accrued interest payable	6,201	5,810
Advances from borrowers for taxes and insurance	1,252	388
Accounts payable and accrued expenses	15,731	28,828
Total Liabilities	2,207,269	2,064,730
Stockholders' Equity: Capital stock Serial preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2007 - 13,504,551 shares; December 2006 - 13,676,965 shares	135	137
Additional paid-in capital	19,202	18,481
Retained earnings	169,445	158,780
Accumulated other comprehensive income (loss)	(2,542)	(1,820)
Total Stockholders' Equity	186,240	175,578
Total Liabilities and Stockholders' Equity	$ 2,393,509	$ 2,240,308

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$ 36,636	$ 34,905	$107,477	$ 97,620
Investment securities and other	5,340	4,299	15,661	13,009
TOTAL INTEREST INCOME	41,976	39,204	123,138	110,629
INTEREST EXPENSE
Deposits	19,867	17,814	57,489	47,593
Federal Home Loan Bank advances	1,738	1,854	5,065	6,238
Short-term borrowings	1,917	1,320	5,576	4,225
Subordinated debentures issued to capital trust	522	351	1,402	953
TOTAL INTEREST EXPENSE	24,044	21,339	69,532	59,009
NET INTEREST INCOME	17,932	17,865	53,606	51,620
PROVISION FOR LOAN LOSSES	1,350	1,350	4,125	4,100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,582	16,515	49,481	47,520
NON-INTEREST INCOME
Commissions	2,435	1,989	7,665	7,013
Service charges and ATM fees	3,817	3,826	11,270	10,859
Net realized gains on sales of loans	247	233	682	707
Net realized gains (losses) on sales of available-for-sale securities	4	28	4	(2)
Net gain on sales of fixed assets	11	9	35	165
Late charges and fees on loans	370	275	752	1,291
Change in interest rate swap fair value net of change in hedged deposit fair value	157	438	843	721
Other income	569	292	1,252	900
TOTAL NON-INTEREST INCOME	7,610	7,090	22,503	21,654
NON-INTEREST EXPENSE
Salaries and employee benefits	7,744	7,297	22,373	21,447
Net occupancy and equipment expense	1,971	1,864	5,844	5,683
Postage	552	554	1,670	1,634
Insurance	537	223	984	658
Advertising	355	251	1,063	776
Office supplies and printing	187	264	659	692
Telephone	339	381	1,006	1,037
Legal, audit and other professional fees	285	297	867	866
Expense on foreclosed assets	125	89	275	110
Other operating expenses	1,225	1,068	3,239	3,250
TOTAL NON-INTEREST EXPENSE	13,320	12,288	37,980	36,153
INCOME BEFORE INCOME TAXES	10,872	11,317	34,004	33,021
PROVISION FOR INCOME TAXES	3,555	3,287	11,144	10,271
NET INCOME	$ 7,317	$ 8,030	$ 22,860	$ 22,750
BASIC EARNINGS PER COMMON SHARE	$.54	$.59	$1.68	$1.66
DILUTED EARNINGS PER COMMON SHARE	$.54	$.58	$1.67	$1.65
DIVIDENDS DECLARED PER COMMON SHARE	$.17	$.15	$.50	$.44

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 22,860	$ 22,750
Proceeds from sales of loans held for sale	52,498	50,650
Originations of loans held for sale	(48,636)	(49,870)
Items not requiring (providing) cash:
Depreciation	1,999	2,218
Amortization	303	290
Provision for loan losses	4,125	4,100
Net gains on loan sales	(682)	(707)
Net (gains) losses on sale of available-for-sale securities	(4)	2
Net gains on sale of premises and equipment	(35)	(165)
Gain on sale of foreclosed assets	(133)	(54)
Amortization of deferred income, premiums and discounts	(3,195)	(1,302)
Change in interest rate swap fair value net of change in hedged deposit fair value	(843)	(721)
Deferred income taxes	2,040	(605)
Changes in:
Interest receivable	(2,287)	(2,553)
Prepaid expenses and other assets	1,046	(4,242)
Accounts payable and accrued expenses	(9,714)	1,732
Income taxes refundable/payable	(549)	1,153
Net cash provided by operating activities	18,793	22,676
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(113,765)	(108,478)
Purchase of loans	(4,141)	(43,559)
Proceeds from sale of student loans	2,455	1,633
Purchase of additional business units	(730)	(143)
Purchase of premises and equipment	(2,642)	(2,982)
Proceeds from sale of premises and equipment	65	2,024
Proceeds from sale of foreclosed assets	1,810	2,138
Capitalized costs on foreclosed assets	(94)	--
Proceeds from maturing available-for-sale investment securities	391,335	199,250
Proceeds from maturing held-to-maturity investment securities	50	40
Proceeds from called investment securities	6,850	2,773
Proceeds from sale of available-for-sale investment securities	1,664	61,825
Principal reductions on mortgage-backed securities	56,805	14,809
Purchase of available-for-sale securities	(511,729)	(255,827)
(Purchase) redemption of Federal Home Loan Bank stock	(1,062)	1,848
Net cash used in investing activities	(173,129)	(124,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(13,331)	157,938
Net increase in checking and savings deposits	90,167	29,467
Proceeds from Federal Home Loan Bank advances	749,000	318,000
Repayments of Federal Home Loan Bank advances	(734,097)	(373,035)
Net increase (decrease) in short-term borrowings	55,732	(23,788)
Advances from borrowers for taxes and insurance	864	960
Proceeds from issuance of trust preferred debentures	5,155	--
Purchase of treasury stock	(6,036)	(2,650)
Dividends paid	(6,685)	(5,893)
Stock options exercised	1,353	1,299
Net cash provided by financing activities	142,122	102,298
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,214)	325
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	133,150	117,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 120,936	$ 118,057

See Notes to Consolidated Financial Statements

Next Page

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2006, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

For the three months ended September 30, 2007, the travel, insurance and investment divisions reported gross revenues of $1.7 million, $442,000 and $454,000, respectively, and net income (loss) of $(52,000), $46,000 and $92,000, respectively. For the three months ended September 30, 2006, the travel, insurance and investment divisions reported gross revenues of $1.2 million, $369,000 and $469,000, respectively, and net income (loss) of $(62,000), $39,000 and $(37,000), respectively.

For the nine months ended September 30, 2007, the travel, insurance and investment divisions reported gross revenues of $5.2 million, $1.2 million and $1.5 million, respectively, and net income of $284,000, $145,000 and $144,000, respectively. For the nine months ended September 30, 2006, the travel, insurance and investment divisions reported gross revenues of $4.4 million, $1.1 million and $1.7 million, respectively, and net income (loss) of $336,000, $125,000 and $(58,000), respectively.

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

	Three Months Ended September 30,
	2007	2006
	(In thousands)

Net income	$ 7,317	$ 8,030
Unrealized holding gains (losses), net of income taxes	1,556	3,615
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	3	18
	1,553	3,597
Comprehensive income	$ 8,870	$ 11,627

	Nine Months Ended September 30,
	2007	2006
	(In thousands)

Net income	$ 22,860	$ 22,750
Unrealized holding gains (losses), net of income taxes	(719)	1,366
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	3	(1)
	(722)	1,367
Comprehensive income	$ 22,138	$ 24,117

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

The Company uses derivatives to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income or cash flows, and to better match the repricing profile of its interest bearing assets and liabilities. As a result of interest rate fluctuations, certain interest-sensitive assets and liabilities will gain or lose market value. In an effective fair value hedging strategy, the effect of this change in value will generally be offset by a corresponding change in value on the derivatives linked to the hedged assets and liabilities.

Next Page

At September 30, 2007 and December 31, 2006, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At September 30, 2007, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $473.1 million and $541.0 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, swaps in a net settlement receivable position totaled $127.6 million and swaps in a net settlement payable position totaled $345.5 million. At December 31, 2006, swaps in a net settlement receivable position totaled $125.0 million and swaps in a net settlement payable position totaled $416.0 million. The net gains recognized in earnings on fair value hedges were $157,000 and $438,000 for the three months ended September 30, 2007 and 2006, respectively. The net gains recognized in earnings on fair value hedges were $843,000 and $721,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

NOTE 7: INVESTMENT SECURITIES

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$103,894	$ ---	$2,416	$101,478	5.93%
Collateralized mortgage obligations	41,184	261	831	40,614	5.36
Mortgage-backed securities	186,639	540	1,898	185,281	4.73
Corporate bonds	1,502	3	16	1,489	8.50
States and political subdivisions	63,447	405	420	63,432	6.17
Equity securities	6,196	461	---	6,657	6.19
Total available-for-sale securities	$402,862	$1,670	$5,581	$398,951	5.37%
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,420	$ 89	---	$ 1,509	7.48%
Total held-to-maturity securities	$ 1,420	$ 89	---	$ 1,509	7.48%

Next Page

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$ 59,494	$ ---	$ 798	$ 58,696	5.40%
Collateralized mortgage obligations	30,536	1	453	30,084	5.17
Mortgage-backed securities	191,282	221	3,027	188,476	4.46
Corporate bonds	3,355	101	---	3,456	8.58
States and political subdivisions	51,128	870	31	51,967	6.09
Equity securities	11,196	317	---	11,513	5.37
Total available-for-sale securities	$346,991	$1,510	$4,309	$344,192	5.04%
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,470	$ 99	---	$ 1,569	7.47%
Total held-to-maturity securities	$ 1,470	$ 99	---	$ 1,569	7.47%

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30, 2007	December 31, 2006
	(In Thousands)

One-to four-family residential mortgage loans	$ 178,745	$ 174,056
Other residential mortgage loans	78,880	73,366
Commercial real estate loans	473,868	482,574
Other commercial loans	185,664	149,593
Industrial revenue bonds	59,867	46,472
Construction loans	911,742	859,650
Installment, education and other loans	153,092	136,620
Prepaid dealer premium	9,987	8,190
Discounts on loans purchased	(6)	(7)
Undisbursed portion of loans in process	(258,473)	(229,794)
Allowance for loan losses	(26,112)	(26,258)
Deferred loan fees and gains, net	(2,319)	(2,418)
	$1,764,935	$1,672,044
Weighted average interest rate	7.90%	8.20%

Next Page

NOTE 9: DEPOSITS

	September 30, 2007	December 31, 2006
	(In Thousands)

Time Deposits:
0.00% - 1.99%	$ 400	$ ---
2.00% - 2.99%	16,276	1,457
3.00% - 3.99%	79,995	155,213
4.00% - 4.99%	341,916	358,428
5.00% - 5.99%	632,517	567,767
6.00% - 6.99%	20,119	21,694
7.00% and above	373	369
Total time Deposits (4.85% - 5.19%)	1,091,596	1,104,928
Non-interest-bearing demand deposits	171,265	205,191
Interest-bearing demand and savings deposits (3.28% - 3.03%)	514,251	390,158
	1,777,112	1,700,277
Interest rate swap fair value adjustment	5,283	3,527
Total Deposits	$1,782,395	$1,703,804

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

In the nine months ended September 30, 2007, Great Southern's total loans increased $92.9 million, or 5.6%, from $1.67 billion at December 31, 2006. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions do not deteriorate significantly, we believe that we remain well positioned to continue to originate a substantial amount of loans in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City, Central Missouri and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. We expect that the majority of our loan portfolio growth will continue to be in the residential and commercial construction, commercial business and commercial real estate loan categories. In the three and nine months ended September 30, 2007, our new loan production remained steady; however, we experienced both partial and full repayment of several commercial real estate and residential and commercial construction loans. We expect this trend in production and repayments to continue throughout the remainder of 2007, potentially limiting growth in our loan portfolio to an annualized amount that could be below our average of 11% over the last five years.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we have not historically had an overall high level of charge-offs on our non-performing loans, we do not accrue interest income on these loans and do not recognize interest income until the loan is repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.

Next Page

The Company attracts deposit accounts through the Bank's retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand. In the nine months ended September 30, 2007, total deposit balances increased $78.6 million. Of this total increase, interest-bearing transaction accounts increased $124.1 million and retail certificates of deposit increased $65.7 million. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $33.9 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. During the nine months ended September 30, 2007, our interest-bearing checking account balances have continued to increase; however, our non-interest-bearing checking account balances have decreased in this same time period. Non-interest-bearing checking accounts have decreased primarily as a result of lower balances being kept in correspondent bank customers' accounts. These lower balances are due to the effects of the correspondent customers clearing checks through other avenues using electronic presentment, thus requiring lower compensating balances. If this decrease in non-interest-bearing checking account balances continues, it could negatively impact our net interest income. In the nine months ended September 30, 2007, brokered deposit balances decreased $63.9 million. As these balances matured, we elected to replace these funds with the retail deposits noted here and supplemented this with additional FHLBank advances.

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

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through September 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By September 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for

Next Page

interest rate risk management. On September 18, 2007, the FRB decreased the Federal Funds rate by 50 basis points and many market interest rates began to fall in the following weeks. In addition, during 2006 and 2007, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate changes in the financial markets. For the three and nine months ended September 30, 2007, interest income was reduced $659,000 and $1.2 million, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during 2007. This reduced net interest income and net interest margin. Also, for the three months ended September 30, 2007, the average balance of investment securities increased by approximately $34 million due to the purchase of securities to pledge against increased public funds deposits and customer repurchase agreements. While we earned a positive spread on these securities, it was much smaller than our overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin.

Generally, the flattening interest rate yield curve has hurt Great Southern's ability to reinvest proceeds from loan and investment repayments at higher rates. In 2006 and the first nine months of 2007, the Company's cost of funds increased faster than its yield on loans and investments. This trend has moderated beginning in the third quarter of 2007 as market interest rates have started moving lower and the FRB cut the Federal Funds rate in September and October by a total of 75 basis points. Prior to this downward trend, Great Southern had increased rates on checking, money market and retail certificate accounts in order to remain competitive, while not leading the market. With the decreases in the Federal Funds rate, Great Southern has lowered rates paid on deposits while trying to remain competitive in the market. Great Southern's deposit mix has also led to a more rapidly increasing cost of funds. The Company has significant balances in high-dollar money market and premium NOW accounts, the owners of which are very rate sensitive and compare these products to other bank and non-bank products available by competing financial services companies. In addition, nearly all of Great Southern's brokered certificates of deposit are subject to interest rate swaps which create variable rate funding based on three-month LIBOR. As the market anticipates rate increases or decreases by the FRB, LIBOR rates tend to move ahead of the FRB Federal Funds rate changes. The rate earned on the portion of the Company's loan portfolio which is tied to the "prime rate of interest" generally only changes when the FRB actually changes the Federal Funds rate.

In 2006 and the first half of 2007, margin compression also occurred in the Company's investment securities portfolio. The Company added securities in previous years to pledge as collateral to secure public funds deposits and customer reverse repurchase agreements. The interest rates paid to these customers increased consistent with short-term market interest rate increases, while the overall yield on the investment portfolio did not increased as rapidly. In previous years, the Company earned a greater spread on these securities due to the very low rate environment and the then-steeper interest rate yield curve compared to 2006 and 2007. As borrowing costs increased, the spread earned on these securities decreased. The Company has also repositioned some of its investment portfolio over time to shorten the time frame its securities will reprice. Margin compression related to the Company's investment securities portfolio improved in the third quarter of 2007 as yields on securities continue to increase modestly and the FRB lowered the Federal Funds rate. In late 2006 and so far in 2007, the overall yield on the investment portfolio (including other interest-earning assets) has been increasing and was 4.96% in the three months ended September 30, 2007 compared to 4.45% in the same period in 2006.

Next Page

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income is also affected by the Company's hedging activities. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. In the three months ended September 30, 2007 compared to the three months ended September 30, 2006, non-interest income increased primarily as the result of higher revenue from commissions, while service charges on deposit accounts and ATM fees were generally unchanged. In addition, non-interest income increased $157,000 in the three months ended September 30, 2007, and increased $438,000 in the three months ended September 30, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits. In the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, non-interest income increased primarily as the result of higher revenue from commissions and deposit account charges, partially offset by lower late charges and prepayment fees on loans. In addition, non-interest income increased $843,000 in the nine months ended September 30, 2007, and increased $721,000 in the nine months ended September 30, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

Fees from service charges and overdrafts will likely continue to increase modestly in the remainder of 2007 compared to 2006 as we expect that retail checking accounts will continue to grow at a modest pace in 2007. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate banking relationships which will not generate as much fee income as smaller individual checking accounts. Third quarter 2007 commission income from the Company's travel, insurance and investment divisions increased compared to the same period in 2006. The travel and insurance divisions experienced an increase in commission revenues while the investment division experienced a slight decrease in the three months ended September 30, 2007. The travel division's increase was primarily the result of the acquisition of a St. Louis travel agency in the first quarter of 2007 and internal growth.

Total non-interest expense increased moderately in the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase was primarily due to the continued growth of the Company. During the third quarter of 2006, Great Southern completed its acquisition of a travel agency in Columbia, Mo., and opened banking centers in Lee's Summit, Mo. and Ozark, Mo. In March 2007, Great Southern acquired a travel agency in St. Louis, Mo., and in June 2007, opened a banking center in Springfield, Mo. As a result, in the three and nine months ended September 30, 2007, compared to the same periods in 2006, non-interest expenses increased related to the ongoing operations of these new offices. In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007. The Company incurred additional insurance expense of $243,000 related to this in the third quarter of 2007, and the Company expects a similar expense in subsequent quarters.

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

Business Initiatives

The Company continued its focus on core deposit acquisition. In the third quarter of 2007, the Company launched a new and improved Web site, which provides retail customers the opportunity to open certain depository accounts online. This new channel allows the Company to broaden its marketing reach significantly in the Internet space and compete for deposits on a larger scale. Also, a Corporate Services representative was hired for the Kansas City metropolitan market to acquire commercial deposits in the area.

Construction began during the third quarter of 2007 on a new retail banking center on State Highway 248 in the fast-growing Branson, Mo., market. The office is expected to open for business in early 2008 and will be the Company's 39th banking center. In addition, the Company continues to actively look for potential retail sites in the Kansas City area and St. Louis area markets.

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

Next Page

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

During the nine months ended September 30, 2007, the Company increased total assets by $153.2 million to $2.39 billion. Net loans increased by $92.9 million. The main loan areas experiencing increases were commercial and residential construction and commercial business loans. The Company's strategy remains focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's loan production offices. Available-for-sale investment securities increased by $54.8 million. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, the average balance of investment securities increased by approximately $30 million due to the purchase of very short-term discount notes and other securities to pledge against increased public funds deposits and customer repurchase agreements. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 16.7% and 15.4% of total assets at September 30, 2007 and December 31, 2006, respectively. Cash and cash equivalents decreased $12.2 million during the nine months ended September 30, 2007, primarily due to smaller cash letter settlements between the Company and other banks at September 30, 2007. Foreclosed assets held for sale increased $11.1 million as the Company took possession of collateral that had been securing some of its non-performing loans.

Total liabilities increased $142.5 million from December 31, 2006 to $2.21 billion at September 30, 2007. Deposits increased $78.6 million, short-term borrowings increased $55.7 million and FHLBank advances increased $14.9 million, from December 31, 2006 to September 30, 2007. Partially offsetting these increases, accrued expenses decreased $13.1 million. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Deposits (excluding brokered and national certificates of deposit) increased $155.9 million from December 31, 2006. Retail CDs and interest-bearing transaction accounts (mainly money market accounts) increased $65.7 million and $124.1 million, respectively. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $33.9 million. Checking account balances totaled $685.5 million at September 30, 2007, up from $595.3 million at December 31, 2006. Total brokered deposits were $644.3 million at September 30, 2007, down from $708.2 million at December 31, 2006. As the Company's retail deposit balances grew during the nine months ended September 30, 2007, brokered deposits were allowed to mature and were replaced with these retail deposits and FHLBank advances as they had more favorable interest rate terms at the time. The increase in short-term borrowings was almost entirely the result of increases ($55.7 million) in securities sold under repurchase agreements with Bank customers.

Stockholders' equity increased $10.6 million from $175.6 million at December 31, 2006 to $186.2 million at September 30, 2007. Net income for the nine months ended September 30, 2007, was $22.9 million, partially offset by dividends declared of $6.8 million and net repurchases of the Company's common stock of $4.7 million. Accumulated other comprehensive income decreased $722,000 due to the after-tax effect of changes in the market value of the Company's available-for-sale investment securities portfolio. During the nine months ended September 30, 2007, the Company repurchased 223,948 shares of its common stock at an average price of $26.95 per share and issued 51,534 shares at an average price of $18.97 per share to cover stock option exercises.

Next Page

The Company intends to continue its stock buy-back programs from time to time as long as it believes that repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2007 and 2006

General

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, net income decreased $713,000, or 8.9%, during the three months ended September 30, 2007, compared to the three months ended September 30, 2006. This decrease was primarily due to an increase in non-interest expense of $1.0 million, or 8.4%, and an increase in provision for income taxes of $268,000, or 8.2%, partially offset by an increase in non-interest income of $520,000, or 7.3%, and an increase in net interest income of $67,000, or 0.4%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, net income decreased $591,000, or 7.4%, during the three months ended September 30, 2007, compared to the three months ended September 30, 2006. This decrease was primarily due to an increase in non-interest expense of $1.0 million, or 8.4%, an increase in provision for income taxes of $333,000, or 10.3%, and a decrease in net interest income of $144,000, or 0.8%, partially offset by an increase in non-interest income of $918,000, or 14.0%.

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, net income increased $110,000, or 0.5%, during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This increase was primarily due to an increase in net interest income of $2.0 million, or 3.8%, and an increase in non-interest income of $849,000, or 3.9%, partially offset by an increase in non-interest expense of $1.8 million, or 5.1%, an increase in provision for loan losses of $25,000, or 0.6%, and an increase in provision for income taxes of $873,000, or 8.5%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, net income decreased $371,000, or 1.6%, during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This decrease was primarily due to an increase in non-interest expense of $1.8 million, or 5.1%, an increase in provision for income taxes of $613,000, or 5.9%, partially offset by an increase in net interest income of $1.2 million, or 2.3%, and an increase in non-interest income of $860,000, or 4.2%.

Next Page

The information presented in the table below and elsewhere in this report excluding hedge accounting entries recorded (for the 2007 and 2006 periods) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The tables below and elsewhere in this report excluding hedge accounting entries recorded (for the 2007 and 2006 periods) contain reconciliations of this information to the reported information prepared in accordance with GAAP. The Company believes that this non-GAAP financial information is useful in its internal management financial analyses and may also be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated for the reasons described above. The amortization of the deposit broker fee and the net change in fair value of interest rate swaps and related deposits may be volatile. For example, if market interest rates decrease significantly, the interest rate swap counterparties may wish to terminate the swaps prior to their stated maturities. If a swap is terminated, it is likely that the Company would redeem the related deposit account at face value. If the deposit account is redeemed, any unamortized broker fee associated with the deposit account must be written off to interest expense. In addition, if the interest rate swap is terminated, there may be an income or expense impact related to the fair values of the swap and related deposit which were previously recorded in the Company's financial statements. The effect on net income, net interest income, net interest margin and non-interest income could be significant in any given reporting period.

Non-GAAP Reconciliation (Dollars in thousands)

	Three Months Ended September 30,
	2007	2006

Reported Earnings	$7,317	$8,030
Amortization of deposit broker origination fees (net of taxes)	134	271
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(90)	(349)
Earnings excluding impact of hedge accounting entries	$7,361	$7,952

	Nine Months Ended September 30,
	2007	2006

Reported Earnings	$22,860	$22,750
Amortization of deposit broker origination fees (net of taxes)	422	910
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(655)	(662)
Earnings excluding impact of hedge accounting entries	$22,627	$22,998

Next Page

Total Interest Income

Total interest income increased $2.8 million, or 7.1%, during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was due to a $1.7 million, or 5.0%, increase in interest income on loans and a $1.0 million, or 24.2%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average balances. In addition, investment securities and other interest-earning assets experienced higher average rates of interest while average rates of interest for loans decreased slightly.

Total interest income increased $12.5 million, or 11.3%, during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due to a $9.9 million, or 10.1%, increase in interest income on loans and a $2.7 million, or 20.4%, increase in interest income on investments and other interest-earning assets. Interest income for loans and investment securities and other interest-earning assets increased due to higher average rates of interest and higher average balances.

For the three months ended September 30, 2007, and 2006, interest income was reduced $659,000 and $92,000, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the quarter. For the nine months ended September 30, 2007, and 2006, interest income was reduced $1.2 million and $507,000, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period. Partially offsetting this, the Company collected interest that was previously charged off in the amount of $76,000 and $42,000 in the three months ended September 30, 2007 and 2006, respectively, and $183,000 and $149,000 in the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007, compared to the same period in 2006, the average balance of investment securities increased by approximately $45 million due to the purchase of securities to pledge against increased public fund deposits and customer repurchase agreements. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin. The average balance of investment securities was similarly higher in the nine months ended September 30, 2007.

Interest Income - Loans

During the three months ended September 30, 2007 compared to the three months ended September 30, 2006, interest income on loans increased due to higher average balances, partially offset by lower average interest rates. Interest income increased $2.4 million as the result of higher average loan balances from $1.68 billion during the three months ended September 30, 2006 to $1.80 billion during the three months ended September 30, 2007. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending and commercial business lending, partially offset by decreases in commercial real estate lending. Demand for these types of loans remains steady in the Company's market areas. The Bank's one- to four-family residential loan portfolio balance remained fairly stable during the comparative periods. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

Next Page

Interest income decreased $678,000 as the result of lower average interest rates on loans. The average yield on loans decreased from 8.25% during the three months ended September 30, 2006, to 8.08% during the three months ended September 30, 2007. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2006, when market interest rates were lower, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the three months ended September 30, 2007, the average yield on loans was 8.08% versus an average prime rate for the period of 8.18%, or a difference of a negative 10 basis points. In the three months ended September 30, 2006, the average yield on loans was 8.25% versus an average prime rate for the period of 8.25%, or a difference of 0 basis points. The reversal of accrued interest on loans that were added to non-performing status during the quarter ended September 30, 2007, adversely impacted the average yield on loans for the period by approximately 12 basis points.

During the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $7.2 million as the result of higher average loan balances from $1.64 billion during the nine months ended September 30, 2006 to $1.76 billion during the nine months ended September 30, 2007. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending and commercial business lending. The Bank's one- to four-family residential loan portfolio balance remained fairly stable during the comparative periods.

Interest income increased $2.7 million as the result of higher average interest rates on loans. The average yield on loans increased from 7.96% during the nine months ended September 30, 2006, to 8.18% during the nine months ended September 30, 2007. In the nine months ended September 30, 2007, the average yield on loans was 8.18% versus an average prime rate for the period of 8.23%, or a difference of a negative 5 basis points. In the nine months ended September 30, 2006, the average yield on loans was 7.96% versus an average prime rate for the period of 7.86%, or a difference of 10 basis points.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased $1.0 million as a result of higher average rates and higher average balances during the three months ended September 30, 2007, when compared to the three months ended September 30, 2006. Interest income increased $517,000 as a result of an increase in average rates from 4.45% during the three months ended September 30, 2006, to 4.96% during the three months ended September 30, 2007. Interest income increased $524,000 as a result of an increase in average balances from $383 million during the three months ended September 30, 2006, to $427 million during the three months ended September 30, 2007. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reached and continue to reach interest rate reset dates, their rates have increased and will continue to increase/(decrease) along with market interest rate increases/(decreases). Approximately $12 million have interest rates that will reset at some time in the remainder of 2007, with the currently projected weighted average coupon rate increasing approximately 1.03%. In addition, approximately $67 million have interest rates that will reset at some time in 2008. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The Company had total variable-rate mortgage-backed securities of approximately $112 million at September 30, 2007.

Next Page

Interest income on investments and other interest-earning assets increased $2.7 million as a result of higher average rates and higher average balances during the nine months ended September 30, 2007, when compared to the nine months ended September 30, 2006. Interest income increased $1.6 million as a result of an increase in average rates from 4.35% during the nine months ended September 30, 2006, to 4.87% during the nine months ended September 30, 2007. Interest income increased $1.0 million as a result of an increase in average balances from $400 million during the nine months ended September 30, 2006, to $430 million during the nine months ended September 30, 2007.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, total interest expense increased $2.7 million, or 12.7%, during the three months ended September 30, 2007, when compared with the three months ended September 30, 2006, primarily due to an increase in interest expense on deposits of $2.1 million, or 11.5%, an increase in interest expense on short-term borrowings of $597,000, or 45.2%, and an increase in interest expense on subordinated debentures issued to capital trust of $171,000, or 48.7%, partially offset by a decrease in interest expense on FHLBank advances of $116,000, or 6.3%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, total interest expense increased $2.9 million, or 13.9%, during the three months ended September 30, 2007, when compared with the three months ended September 30, 2006, primarily due to an increase in interest expense on deposits of $2.3 million, or 13.0%, an increase in interest expense on short-term borrowings of $597,000, or 45.2%, and an increase in interest expense on subordinated debentures issued to capital trust of $171,000, or 48.7%, partially offset by a decrease in interest expense on FHLBank advances of $116,000, or 6.3%.

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, total interest expense increased $10.5 million, or 17.8%, during the nine months ended September 30, 2007, when compared with the nine months ended September 30, 2006, primarily due to an increase in interest expense on deposits of $9.9 million, or 20.8%, an increase in interest expense on short-term borrowings of $1.4 million, or 32.0%, and an increase in interest expense on subordinated debentures issued to capital trust of $449,000, or 47.1%, partially offset by a decrease in interest expense on FHLBank advances of $1.2 million, or 18.8%.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, total interest expense increased $11.3 million, or 19.6%, during the nine months ended September 30, 2007, when compared with the nine months ended September 30, 2006, primarily due to an increase in interest expense on deposits of $10.6 million, or 23.1%, an increase in interest expense on short-term borrowings of $1.4 million, or 32.0%, and an increase in interest expense on subordinated debentures issued to capital trust of $449,000, or 47.1%, partially offset by a decrease in interest expense on FHLBank advances of $1.2 million, or 18.8%.

Next Page

Interest Expense - Deposits

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, interest on demand deposits increased $493,000 due to an increase in average rates from 3.07% during the three months ended September 30, 2006, to 3.51% during the three months ended September 30, 2007. The average interest rates increased due to higher overall market rates of interest throughout 2006 and into the first half of 2007. During the third quarter of 2007, deposit interest rates moderated and began to decrease as the FRB cut interest rates by 50 basis points in September followed by an additional cut of 25 basis points in October 2007. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $656,000 due to an increase in average balances from $412 million during the three months ended September 30, 2006, to $491 million during the three months ended September 30, 2007. Average noninterest-bearing demand balances decreased from $201 million in the three months ended September 30, 2006, to $167 million in the three months ended September 30, 2007.

Interest expense on deposits increased $885,000 due to an increase in average balances of time deposits from $1.08 billion during the three months ended September 30, 2006, to $1.14 billion during the three months ended September 30, 2007. Interest expense on deposits also increased $19,000 as a result of steady average rates of interest on time deposits of 5.40% during the three months ended September 30, 2006 and 2007 respectively. Market rates of interest on new certificates increased since the latter half of 2004 through 2006 as the FRB raised short-term interest rates. In addition, the Company's interest rate swaps repriced to higher rates in conjunction with the increases in market interest rates in 2006. These market rates have been fairly stable in 2007.

The effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps did not impact interest on demand deposits.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, interest expense on deposits increased $244,000 as a result of an increase in average rates of interest on time deposits from 5.24% during the three months ended September 30, 2006, to 5.33% during the three months ended September 30, 2007. Interest expense on deposits also increased $871,000 due to an increase in average balances of time deposits from $1.08 billion during the three months ended September 30, 2006, to $1.14 billion during the three months ended September 30, 2007.

Including the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, interest on demand deposits increased $1.6 million due to an increase in average rates from 2.96% during the nine months ended September 30, 2006, to 3.43% during the nine months ended September 30, 2007. The average interest rates increased due to higher overall market rates of interest throughout 2006 and into 2007. Market rates of interest on checking and money market accounts began to increase in the latter half of 2004 as the FRB raised short-term interest rates. Interest on demand deposits increased $996,000 due to an increase in average balances from $428 million during the nine months ended September 30, 2006, to $470 million during the nine months ended September 30, 2007. Average noninterest-bearing demand balances decreased from $192 million in the nine months ended September 30, 2006, to $171 million in the nine months ended September 30, 2007.

Next Page

Interest expense on deposits increased $4.8 million due to an increase in average balances of time deposits from $1.02 billion during the nine months ended September 30, 2006, to $1.14 billion during the nine months ended September 30, 2007. Interest expense on deposits also increased $2.5 million as a result of an increase in average rates of interest on time deposits from 5.02% during the nine months ended September 30, 2006, to 5.34% during the nine months ended September 30, 2007. Market rates of interest on new certificates increased since the latter half of 2004 through the end of 2006 as the FRB raised short-term interest rates. In addition, the Company's interest rate swaps repriced to higher rates in conjunction with the increases in market interest rates in 2006. These market rates had been fairly stable in 2007, until August 2007 when LIBOR rates increased due to credit and liquidity concerns in the banking industry. LIBOR rates remained elevated until the latter half of October 2007, when they began to decrease to more normal levels relative to Federal Funds rates.

Excluding the effects of the Company's accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, interest expense on deposits increased $3.4 million as a result of an increase in average rates of interest on time deposits from 4.83% during the nine months ended September 30, 2006, to 5.26% during the nine months ended September 30, 2007. Interest expense on deposits also increased $4.7 million due to an increase in average balances of time deposits from $1.02 billion during the nine months ended September 30, 2006, to $1.14 billion during the nine months ended September 30, 2007.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended September 30, 2007 compared to the three months ended September 30, 2006, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $317,000 due to a decrease in average balances from $169 million during the three months ended September 30, 2006, to $142 million during the three months ended September 30, 2007. The decrease in FHLBank advances was offset primarily by increases in the Company's deposits. Interest expense on FHLBank advances increased $201,000 due to an increase in average interest rates from 4.36% in the three months ended September 30, 2006, to 4.87% in the three months ended September 30, 2007. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

During the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $2.0 million due to a decrease in average balances from $192 million during the nine months ended September 30, 2006, to $137 million during the nine months ended September 30, 2007. The decrease in FHLBank advances was offset primarily by increases in the Company's deposits. Interest expense on FHLBank advances increased $785,000 due to an increase in average interest rates from 4.33% in the nine months ended September 30, 2006, to 4.93% in the nine months ended September 30, 2007. Rates on advances increased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly.

Next Page

Interest expense on short-term borrowings increased $657,000 due to an increase in average balances from $114 million during the three months ended September 30, 2006, to $174 million during the three months ended September 30, 2007. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, average rates on short-term borrowings decreased from 4.59% in the three months ended September 30, 2006, to 4.37% in the three months ended September 30, 2007, resulting in decreased interest expense of $60,000. The average interest rates decreased due to slightly lower overall market rates of interest in the third quarter of 2007.

Interest expense on short-term borrowings increased $1.2 million due to an increase in average balances from $131 million during the nine months ended September 30, 2006, to $168 million during the nine months ended September 30, 2007. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, average rates on short-term borrowings increased from 4.30% in the nine months ended September 30, 2006, to 4.45% in the nine months ended September 30, 2007, resulting in increased interest expense of $153,000. The average interest rates increased due to higher overall market rates of interest primarily in the first half of 2007. Market rates of interest on short-term borrowings began to increase in the latter half of 2004 and continued to increase through 2006 as the FRB raised short-term interest rates.

Interest expense on subordinated debentures issued to capital trust increased $209,000 due to increases in average balances from $18 million in the three months ended September 30, 2006, to $30 million in the three months ended September 30, 2007. In November 2006, the Company redeemed its trust preferred debentures which were issued in 2001 and replaced them with new trust preferred debentures, increasing the amount of trust preferred debentures outstanding. These new debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.60%, adjusting quarterly. In July 2007, the Company issued an additional $5 million of new trust preferred debentures, increasing the amount of trust preferred debentures outstanding. These new debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.40%, adjusting quarterly. Interest expense on subordinated debentures issued to capital trust decreased $38,000 due to decreases in average rates from 7.84% in the three months ended September 30, 2006, to 6.83% in the three months ended September 30, 2007.

Interest expense on subordinated debentures issued to capital trust increased $484,000 due to increases in average balances from $18 million in the nine months ended September 30, 2006, to $27 million in the nine months ended September 30, 2007. As noted above, in November 2006, the Company redeemed its trust preferred debentures which were issued in 2001 and replaced them with new trust preferred debentures, increasing the amount of trust preferred debentures outstanding. In July 2007, the Company issued an additional $5 million of new trust preferred debentures, increasing the amount of trust preferred debentures outstanding. Interest expense on subordinated debentures issued to capital trust decreased $35,000 due to decreases in average rates from 7.14% in the nine months ended September 30, 2006, to 6.86% in the nine months ended September 30, 2007.

Next Page

Net Interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, net interest income increased $67,000, to $17.9 million, for the third quarter of 2007 compared to the same period in 2006. The Company's overall average interest rate spread decreased from 2.81% during the three months ended September 30, 2006, to 2.66% during the three months ended September 30, 2007. The Company experienced a 5 basis point decrease in the weighted average yield received on interest-earning assets and a 10 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin decreased 24 basis points, or 7.0%, from 3.44% during the three months ended September 30, 2006, to 3.20% during the three months ended September 30, 2007. In comparing the two periods, the yield on loans decreased 17 basis points while the yield on investment securities and other interest-earning assets increased 51 basis points. The rate paid on deposits increased 8 basis points, the rate paid on FHLBank advances increased 51 basis points, the rate paid on short-term borrowings decreased 22 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 101 basis points.

This decrease in net interest margin was partially caused by the reversal of interest income totaling $659,000 related to non-performing loans in the quarter ended September 30, 2007. This reduced the net interest margin by 12 basis points. Another factor that hurt net interest income in the three months ended September 30, 2007, was the increase in LIBOR interest rates in mid-August 2007 as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates have been elevated approximately 30-40 basis points compared to historical averages versus the stated Federal Funds rate. The Company has interest rate swaps and other borrowings that are indexed to LIBOR, thereby causing increased funding costs that were not previously anticipated. These higher LIBOR interest rates persisted into October 2007, but have begun to return to more normal levels relative to the stated Federal Funds rate at the end of October 2007.

For the three months ended September 30, 2007, and 2006, interest income was reduced $659,000 and $92,000, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the quarter. For the nine months ended September 30, 2007, and 2006, interest income was reduced $1.2 million and $507,000, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period. Partially offsetting this, the Company collected interest that was previously charged off in the amount of $76,000 and $42,000 in the three months ended September 30, 2007 and 2006, respectively, and $183,000 and $149,000 in the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007, compared to the same period in 2006, the average balance of investment securities increased by approximately $45 million due to the purchase of securities to pledge against increased public fund deposits and customer repurchase agreements. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin.

The prime rate of interest averaged 8.25% during the three months ended September 30, 2006, compared to an average of 8.18% during the three months ended September 30, 2007. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and remained at 8.25% since mid-2006. On September 18, 2007, the FRB reduced the Federal Funds rate by 50 basis points, and then reduced the Federal Funds rate by another 25 basis points on October 31, 2007. A large percentage of the Bank's loans are tied to prime, which results in loan yields generally moving directionally with changes made to interest rates by the FRB.

Next Page

Interest rates paid on deposits and FHLBank advances were lower in the three months ended September 30, 2006 compared to the 2007 period while interest rates paid on short-term borrowings and subordinated debentures were higher in the three months ended September 30, 2006 compared to the 2007 period. Interest costs on these liabilities began to increase in the latter half of 2004 through the middle of 2006 as a result of rising short-term market interest rates, primarily due to increases by the FRB. These interest costs have somewhat stabilized since September 30, 2006, as short-term market interest rates have not fluctuated greatly and began to decline near the end of the third quarter of 2007. This decline in market rates led to the decrease in interest rates on short-term borrowings and subordinated debentures. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, the Company's overall average interest rate spread decreased 20 basis points, or 6.9%, from 2.90% during the three months ended September 30, 2006, to 2.70% during the three months ended September 30, 2007. The decrease was due to a 15 basis point increase in the weighted average rate paid on interest-bearing liabilities and a 5 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 29 basis points, or 8.2%, from 3.52% during the three months ended September 30, 2006, to 3.23% during the three months ended September 30, 2007. In comparing the two periods, the yield on loans decreased 17 basis points while the yield on investment securities and other interest-earning assets increased 51 basis points. The rate paid on deposits increased 14 basis points, the rate paid on FHLBank advances increased 51 basis points, the rate paid on short-term borrowings decreased 22 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 101 basis points.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, net interest income increased $2.0 million, to $53.6 million, for the first nine months of 2007 compared to the same period in 2006. The Company's overall average interest rate spread decreased 10 basis points from 2.84% during the nine months ended September 30, 2006, to 2.74% during the nine months ended September 30, 2007. The decrease was due to a 37 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 27 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 11 basis points, or 3.2%, from 3.39% during the nine months ended September 30, 2006, to 3.28% during the nine months ended September 30, 2007. In comparing the two periods, the yield on loans increased 22 basis points while the yield on investment securities and other interest-earning assets increased 52 basis points. The rate paid on deposits increased 37 basis points, the rate paid on FHLBank advances increased 60 basis points, the rate paid on short-term borrowings increased 15 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 28 basis points.

The prime rate of interest averaged 7.86% during the nine months ended September 30, 2006, compared to an average of 8.23% during the nine months ended September 30, 2007. The prime rate began to increase in the latter half of 2004 as the FRB began to raise short-term interest rates, and remained at 8.25% since mid-2006. On September 18, 2007, the FRB reduced the Federal Funds rate by 50 basis points. A large percentage of the Bank's loans are tied to prime, which results in loan yields generally moving directionally with changes made to interest rates by the FRB.

Next Page

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, the Company's overall average interest rate spread decreased 16 basis points, or 5.4%, from 2.94% during the nine months ended September 30, 2006, to 2.78% during the nine months ended September 30, 2007. The decrease was due to a 43 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 27 basis point increase in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 16 basis points, or 4.6%, from 3.48% during the nine months ended September 30, 2006, to 3.32% during the nine months ended September 30, 2007. In comparing the two periods, the yield on loans increased 22 basis points while the yield on investment securities and other interest-earning assets increased 52 basis points. The rate paid on deposits increased 44 basis points, the rate paid on FHLBank advances increased 60 basis points, the rate paid on short-term borrowings increased 15 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 28 basis points.

Non-GAAP Reconciliation (Dollars in thousands)

	Three Months Ended September 30,
	2007		2006
	$	%	$	%

Net Interest Income/Margin	$17,932	3.20%	$17,865	3.44%
Amortization of deposit broker origination fees	206.03		417.08
Net interest income/margin excluding impact of hedge accounting entries	$18,138	3.23%	$18,282	3.52%

	Nine Months Ended September 30,
	2007		2006
	$	%	$	%

Net Interest Income/Margin	$53,606	3.28%	$51,620	3.39%
Amortization of deposit broker origination fees	649.04		1,401.09
Net interest income/margin excluding impact of hedge accounting entries	$54,255	3.32%	$53,021	3.48%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Next Page

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses remained at $1,350,000 during the three months ended September 30, 2007 and 2006. The allowance for loan losses decreased $587,000, or 2.2%, to $26.1 million at September 30, 2007 compared to $26.7 million at June 30, 2007. Net charge-offs were $1.9 million in the three months ended September 30, 2007 versus $759,000 in the three months ended September 30, 2006, and $1.6 million in the three months ended June 30, 2007.

The provision for loan losses increased $25,000 from $4,100,000 during the nine months ended September 30, 2006 to $4,125,000 during the nine months ended September 30, 2007. The allowance for loan losses decreased $146,000, or 0.6%, to $26.1 million at September 30, 2007 compared to $26.3 million at December 31, 2006. Net charge-offs were $4.3 million in the nine months ended September 30, 2007 versus $2.5 million in the nine months ended September 30, 2006.

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

The Bank's allowance for loan losses as a percentage of total loans was 1.45%, 1.50% and 1.54% at September 30, 2007, June 30, 2007 and December 31, 2006, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on current economic conditions. If economic conditions continue to deteriorate significantly, it is possible that additional assets could be classified as non-performing, and accordingly, additional provisions for losses could be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at September 30, 2007, were $50.2 million, up $25.2 million from December 31, 2006, and up $15.0 million from June 30, 2007. Non-performing assets as a percentage of total assets were 2.10% at September 30, 2007. Compared to December 31, 2006, non-performing loans increased $14.1 million to $34.4 million while foreclosed assets increased $11.1 million to $15.9 million. Commercial real estate, construction and business loans comprised $32.3 million, or 94%, of the total $34.4 million of non-performing loans at September 30, 2007.

Next Page

Non-performing Loans. Compared to December 31, 2006, non-performing loans increased $14.1 million to $34.4 million. The increase in non-performing loans during the quarter ended September 30, 2007, was primarily due to the addition of one $9.4 million loan relationship and the addition of one $1.3 million loan relationship to the non-performing category. Other increases in non-performing loans during the nine months ended September 30, 2007, were primarily due to the addition of one $5.4 million loan relationship to the non-performing category, which was first included in the non-performing category in the March 31, 2007, Quarterly Report on Form 10-Q. During the quarter ended September 30, 2007, the $5.4 million relationship was reduced $2.0 million through the transfer of $1.5 million of the relationship to foreclosed assets. At the time of the transfer, there was no charge off against the allowance for loan losses. In addition, the Company received another $500,000 in payments from the sale of some of the collateral by the borrower, leaving a relationship balance of $3.4 million at September 30, 2007. Non-performing loans increased due to the addition of one $4.6 million loan relationship to the non-performing category, which was first included in the non-performing category in the June 30, 2007, Quarterly Report on Form 10-Q as a $4.7 million relationship.

At September 30, 2007, seven significant loan relationships accounted for $25.1 million of the total non-performing loan balance of $34.4 million. These seven relationships are described below.

The $9.4 million loan relationship, which was placed in the Non-performing Loans category during the quarter ended September 30, 2007, is primarily secured by a condominium and retail historic rehabilitation development in St. Louis, Mo. Upon completion of the project, anticipated to occur near the end of 2007, the Company expects to reduce the balance of this relationship by approximately $3.2 million through the use of tax credits available on the project.

The $1.3 million loan relationship, which was placed in the Non-performing Loans category during the quarter ended September 30, 2007, is secured by a restaurant building in northwest Arkansas.

The $4.6 million loan relationship, which was placed in the Non-performing Loans category during the quarter ended June 30, 2007, is primarily secured by subdivision lots and developed land in two Kansas suburbs in the Kansas City, Mo., metropolitan area. This developer has been successful in the Kansas City market in the past, but lot sales in one of these subdivisions have slowed recently. These are participation loans purchased by the Company in January 2006 from the originating bank in the Kansas City market.

The $3.4 million relationship, which was placed in the Non-performing Loans category during the quarter ended March 31, 2007, as a $5.4 million relationship, consists of residential and commercial development land in Branson, Mo., and other collateral. This project has recently experienced cash flow problems and the borrower has declared bankruptcy. The borrower is exploring various alternatives, including the sale of portions of the land. As stated above, a portion of the commercial land was sold in July 2007 and $1.5 million of this relationship was transferred to foreclosed assets.

The $1.0 million loan relationship was placed in the non-performing loans category during the quarter ended September 30, 2006. This relationship was described as a $1.0 million relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is primarily secured by subdivision lots, houses under construction and commercial real estate lots in the Lake of the Ozarks, Missouri, area. No new activity occurred on this relationship in the third quarter of 2007.

Next Page

The $3.4 million relationship was included in non-performing loans at December 31, 2006. This relationship was described as a $5.2 million relationship in the December 31, 2006, Annual Report on Form 10-K. A $3.4 million portion of this relationship is secured by a nursing home in Missouri that has had cash flow problems. These cash flow problems have improved over the past several months. An additional portion of this relationship is secured by a second nursing home in the Springfield, Missouri, area. This second nursing home has performed satisfactorily all along and this portion of the relationship was returned to performing status in the three months ended September 30, 2007.

The $2.0 million relationship was included in non-performing loans at December 31, 2006. This relationship was described as a $5.1 million relationship in the December 31, 2006, Annual Report on Form 10-K. This relationship is secured by vacant land, developed and undeveloped residential subdivisions, houses under construction and houses used as rental property near Branson, Missouri. The borrower has continued to struggle with inconsistent payment performance. During the nine months ended September 30, 2007, the Company recorded total charge-offs of $1.1 million on this relationship. At September 30, 2007, balances totaling $1.0 million had been transferred to foreclosed assets. Additional partners have also assumed a portion of the debt secured by houses which are under construction or completed and subdivision lots. The loan balances at September 30, 2007, representing these assumed loans totaled $1.3 million of the $2.0 million relationship. Some collateral was sold during 2007, resulting in principal reductions on some of the balance. In addition to these loans, loans totaling $505,000 to these same borrowers are included in Potential Problem Loans.

Foreclosed Assets. Foreclosed assets increased $11.1 million during the nine months ended September 30, 2007, from $4.8 million at December 31, 2006, to $15.9 million at September 30, 2007, and increased $9.9 million during the three months ended September 30, 2007. At September 30, 2007, six significant relationships accounted for $11.2 million of the foreclosed assets total. The Company is currently pursuing the sale of all of its foreclosed assets and, subsequent to September 30, 2007, entered into contracts to sell over $5 million of these assets, with closings anticipated by December 31, 2007. No material losses are expected on these sales, assuming they occur under the terms agreed upon and within the time frames anticipated.

The first relationship totals $3.3 million and consists of single-family houses for sale, residential lots and multi-family rental units in Northwest Arkansas. Home sales in these subdivisions have slowed recently. These were participation loans purchased in November 2005 and January 2006 by the Company from the originating bank in the Northwest Arkansas market. The originating bank is working with the Company to sell the houses and land.

The second relationship totals $2.6 million and consists of a motel in the State of Illinois. The motel is operating under a management company.

The third relationship totals $1.5 million and consists of residential and commercial development land in Branson, Mo. A portion of the commercial land was sold in July 2007 prior to foreclosure.

The fourth relationship totals $1.5 million and consists of a single-family residence in the Lake of the Ozarks, Missouri, area.

The fifth relationship totals $1.4 million and consists of a commercial building, vacant land, developed and undeveloped residential subdivision lots and houses with incomplete construction near Branson, Missouri.

Next Page

The sixth relationship totals $1.0 million and consists of subdivision lots, land and two houses with incomplete construction in the Branson, Mo., area.

Potential Problem Loans. Potential problem loans increased $9.0 million during the nine months ended September 30, 2007, from $13.6 million at December 31, 2006, to $22.6 million at September 30, 2007. Potential problem loans decreased $4.4 million during the three months ended September 30, 2007. Potential problem loans are loans which management has identified as having possible credit problems which may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. At September 30, 2007, five significant relationships accounted for $16.7 million of the potential problem loan total.

The first relationship, which was added to the Potential Problem Loans category in the three months ended September 30, 2007, totals $5.9 million and is secured by two office and retail historic rehabilitation developments. One project is in southeast Missouri and the other is in southwest Missouri. Both projects are completed and have been operating with financially capable tenants in portions of the buildings. However, the buildings are currently experiencing cash flow shortages resulting in inconsistent payment performance due to vacancies in part of the buildings.

The second relationship, which was added to the Potential Problem Loans category in the three months ended September 30, 2007, totals $2.7 million and is secured primarily by a retail center in the State of Georgia and improved commercial land in the State of Texas.

The third relationship totals $3.8 million (previously $5.1 million) and is primarily secured by a 39-unit condominium development in Kansas City, Mo., with additional real estate collateral. Approximately 75% of the units in the project have been sold with collateral released. The remaining units are currently marketed.

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

Next Page

Non-interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, total non-interest income increased $520,000, or 7.3%, in the three months ended September 30, 2007 when compared to the three months ended September 30, 2006. Non-interest income for the third quarter of 2007 was $7.6 million compared with $7.1 million for the third quarter 2006. The $520,000 increase in non-interest income was primarily the result of higher revenue from commissions. Service charges on deposit accounts and ATM fees were flat compared to the same period in 2006. Third quarter 2007 commission income from the Company's travel, insurance and investment divisions increased $446,000, or 22%, compared to the same period in 2006. This increase was primarily in the travel division as a result of the acquisition of a St. Louis travel agency in the first quarter of 2007 and internal growth. Other income increased $183,000 in the third quarter 2007 compared to the same period in 2006 due to the net benefit realized on federal historic tax credits utilized by the Company to date in 2007. The Company expects to utilize federal historic tax credits in the future; however, the timing and amount of these credits will vary depending upon availability of the credits and ability of the Company to utilize the credits. Non-interest income increased $157,000 in the three months ended September 30, 2007, and increased $438,000 in the three months ended September 30, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, total non-interest income increased $849,000, or 3.9%, in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. Non-interest income for the first nine months of 2007 was $22.5 million compared with $21.7 million for the first nine months of 2006. The $849,000 increase in non-interest income was primarily the result of higher revenue from commissions and deposit account charges, partially offset by lower fees on loans. For the nine months ended September 30, 2007, service charges on deposit accounts and ATM fees increased $411,000, or 4%, compared to the same period in 2006. During the first nine months of 2007 commission income from the Company's travel, insurance and investment divisions increased $652,000, or 9%, compared to the same period in 2006. This increase was primarily in the travel division as a result of the acquisition of a St. Louis travel agency in the first quarter of 2007 and internal growth. Increasing non-interest income in the 2006 period was the early repayment of five unrelated loans that triggered total prepayment fees of $532,000 in the nine months ended September 30, 2006. Total late charges and fees on loans decreased $539,000 in the nine months ended September 30, 2007, compared to the same period in 2006. Although the Company does receive prepayment fees from time to time, it is difficult to forecast when and in what amounts these fees will be collected. Non-interest income increased $843,000 in the nine months ended September 30, 2007, and increased $721,000 in the nine months ended September 30, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, economically, total non-interest income increased $918,000, or 14.0%, in the three months ended September 30, 2007 when compared to the three months ended September 30, 2006. Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2007 and 2006, total non-interest income increased $860,000, or 4.2%, in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. The other increases and decreases are the same as those stated above.

Next Page

Non-GAAP Reconciliation (Dollars in thousands)

	Three Months Ended September 30, 2007
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$7,610	$139	$7,471

	Three Months Ended September 30, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$7,090	$537	$6,553

	Nine Months Ended September 30, 2007
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$22,503	$1,008	$21,495

	Nine Months Ended September 30, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$21,654	$1,019	$20,635

Non-interest Expense

Total non-interest expense increased $1.0 million, or 8.4%, from $12.3 million in the three months ended September 30, 2006, to $13.3 million in the three months ended September 30, 2007. The increase was primarily due to: (i) an increase of $447,000, or 6.1%, in salaries and employee benefits; (ii) an increase of $107,000, or 5.7%, in occupancy and equipment expense; (iii) an increase of $314,000, or 140.8%, in insurance expense; (iv) an increase of $104,000, or 41.4%, in advertising and promotion expenses related primarily to the Company's marketing program aimed at customers and non-customers in growth markets soliciting core deposit products; and (v) smaller increases and decreases in other non-interest expense areas, such as postage, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. As discussed in previous communications from the Company, changes were made to the Company's retirement plans in 2006. These changes resulted in a decrease of $157,000 in expenses in the third quarter of 2007 compared to the same quarter in 2006.

Next Page

The Company's increase in non-interest expense in the second quarter of 2007 compared to the same period in 2006 related to the continued growth of the Company. During the third quarter of 2006, Great Southern completed its acquisition of a travel agency in Columbia, Mo., and opened banking centers in Lee's Summit, Mo. and Ozark, Mo. In March 2007, Great Southern acquired a travel agency in St. Louis, Mo., and in June 2007, opened a banking center in Springfield, Mo. As a result, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, non-interest expenses increased $589,000 related to the ongoing operations of these entities.

In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007. The Company incurred additional insurance expense of $243,000 related to this in the third quarter of 2007, and the Company expects a similar expense in the fourth quarter of 2007.

Total non-interest expense increased $1.8 million, or 5.1%, from $36.2 million in the nine months ended September 30, 2006, to $38.0 million in the nine months ended September 30, 2007. The increase was primarily due to: (i) an increase of $926,000, or 4.3%, in salaries and employee benefits; (ii) an increase of $161,000, or 2.8%, in occupancy and equipment expense; (iii) an increase of $326,000, or 49.5%, in insurance expense; (iv) an increase of $287,000, or 37.0%, in advertising and promotion expenses related primarily to the Company's marketing program aimed at customers and non-customers in growth markets soliciting core deposit products; and (v) smaller increases and decreases in other non-interest expense areas, such as postage, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. As discussed in previous communications from the Company, changes were made to the Company's retirement plans in 2006. These changes resulted in a decrease of $574,000 in expenses in the first nine months of 2007 compared to the same period in 2006.

The Company's increase in non-interest expense in the first nine months of 2007 compared to the same period in 2006 related to the continued growth of the Company, as stated above. As a result, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, non-interest expenses increased $1.6 million related to the ongoing operations of these entities.

The Company's efficiency ratio for the quarter ended September 30, 2007, was 52.15% compared to 49.24% in the same quarter in 2006. These efficiency ratios include the impact of the accounting entries recorded for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the third quarter of 2007 was 52.01% compared to 49.48% in the same period in 2006. The Company's ratio of non-interest expense to average assets increased from 2.21% for the three months ended September 30, 2006, to 2.24% for the three months ended September 30, 2007.

The Company's efficiency ratio for the nine months ended September 30, 2007, was 49.90% compared to 49.34% in the same period in 2006. These efficiency ratios include the impact of the accounting entries recorded for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the first nine months of 2007 was 50.14% compared to 49.08% in the same period in 2006. The Company's ratio of non-interest expense to average assets decreased from 2.21% for the nine months ended September 30, 2006, to 2.16% for the nine months ended September 30, 2007.

Next Page

Non-GAAP Reconciliation (Dollars in thousands)

	Three Months Ended September 30,
	2007			2006
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%
Efficiency Ratio	$13,320	$25,542	52.15%	$12,288	$24,955	49.24%
Amortization of deposit broker origination fees	--	206	(.42)	--	417	(0.81)
Net change in fair value of interest rate swaps and related deposits	--	(139)	.28	--	(537)	1.05
Efficiency ratio excluding impact of hedge accounting entries	$13,320	$25,609	52.01%	$12,288	$24,835	49.48%

* Net interest income plus non-interest income.

	Nine Months Ended September 30,
	2007			2006
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%
Efficiency Ratio	$37,980	$76,109	49.90%	$36,153	$73,274	49.34%
Amortization of deposit broker origination fees	--	649	(.43)	--	1,401	(0.95)
Net change in fair value of interest rate swaps and related deposits	--	(1,008)	.67	--	(1,019)	.69
Efficiency ratio excluding impact of hedge accounting entries	$37,980	$75,750	50.14%	$36,153	$73,656	49.08%

* Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 32.7% and 29.0% for the three months ended September 30, 2007 and 2006, respectively. Provision for income taxes as a percentage of pre-tax income was 32.8% and 31.1% for the nine months ended September 30, 2007 and 2006, respectively. These effective tax rates were consistent with historical levels of approximately 32%. For the year ending December 31, 2007, the Company expects the effective tax rate to be in the range of 32-33% of pre-tax income.

Next Page

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $990,000 and $757,000 for the three months ended September 30, 2007 and 2006, respectively. Fees included in interest income were $2.4 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$182,645	$3,239	7.04%	$177,044	$3,039	6.81%
Other residential	80,371	1,722	8.50	76,794	1,583	8.18
Commercial real estate	449,170	9,340	8.25	479,374	10,184	8.43
Construction	696,754	14,624	8.33	601,888	13,331	8.79
Commercial business	177,655	3,783	8.45	115,103	2,483	8.56
Other loans	153,184	2,932	7.59	141,814	2,710	7.58
Industrial revenue bonds(1)	58,021	996	6.81	86,610	1,575	7.21
Total loans receivable	1,797,800	36,636	8.08	1,678,627	34,905	8.25

Investment securities and other interest-earning assets(1)	427,076	5,340	4.96	382,957	4,299	4.45

Total interest-earning assets	2,224,876	41,976	7.49	2,061,584	39,204	7.54
Noninterest-earning assets:
Cash and cash equivalents	82,280			98,693
Other non-earning assets	53,502			42,958
Total assets	$2,360,658			$2,203,235
Interest-bearing liabilities:
Interest-bearing demand and savings	$490,898	4,340	3.51	$412,475	3,191	3.07
Time deposits	1,140,326	15,527	5.40	1,075,292	14,623	5.40
Total deposits	1,631,224	19,867	4.83	1,487,767	17,814	4.75
Short-term borrowings	173,999	1,917	4.37	114,088	1,320	4.59
Subordinated debentures issued to capital trust	30,335	522	6.83	17,768	351	7.84
FHLB advances	141,552	1,738	4.87	168,721	1,854	4.36
Total interest-bearing liabilities	1,977,110	24,044	4.83	1,788,344	21,339	4.73
Noninterest-bearing liabilities:
Demand deposits	167,290			200,712
Other liabilities	30,381			48,253
Total liabilities	2,174,781			2,037,309
Stockholders' equity	185,877			165,926
Total liabilities and stockholders' equity	$2,360,658			$2,203,235
Net interest income:
Interest rate spread		$17,932	2.66%		$17,865	2.81%
Net interest margin*			3.20%			3.44%
Average interest-earning assets to average interest-bearing liabilities	112.5%			115.3%

_______________

*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $70.4 million and $62.6 million for the three months ended September 30, 2007 and 2006, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $30.5 million and $26.2 million for the three months ended September 30, 2007 and 2006, respectively. Interest income on tax-exempt assets included in this table was $953,000 and $1.1 million for the three months ended September 30, 2007 and 2006, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $629,000 and $817,000 for the three months ended September 30, 2007 and 2006, respectively.

Next Page

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	$177,431	$9,356	7.05%	$176,781	$8,913	6.74%
Other residential	80,874	5,195	8.59	89,878	5,493	8.17
Commercial real estate	452,512	28,449	8.41	467,178	28,071	8.03
Construction	673,304	42,562	8.45	579,724	36,404	8.40
Commercial business	167,900	10,588	8.43	109,272	6,918	8.46
Other loans	148,732	8,445	7.59	140,037	7,799	7.45
Industrial revenue bonds(1)	56,502	2,882	6.82	75,853	4,022	4.09
Total loans receivable	1,757,255	107,477	8.18	1,638,723	97,620	7.96
Investment securities and other interest-earning assets(1)	430,378	15,661	4.87	399,963	13,009	4.35
Total interest-earning assets	2,187,633	123,138	7.53	2,038,686	110,629	7.26
Noninterest-earning assets:
Cash and cash equivalents	88,270			98,990
Other non-earning assets	47,974			40,921
Total assets	$2,323,877			$2,178,597
Interest-bearing liabilities:
Interest-bearing demand and savings	$470,413	12,076	3.43	$427,998	9,469	2.96
Time deposits	1,137,975	45,413	5.34	1,015,550	38,124	5.02
Total deposits	1,608,388	57,489	4.78	1,443,548	47,593	4.41
Short-term borrowings	167,630	5,576	4.45	131,468	4,225	4.30
Subordinated debentures issued to capital trust	27,311	1,402	6.86	17,847	953	7.14
FHLB advances	137,274	5,065	4.93	192,422	6,238	4.33

Total interest-bearing liabilities	1,940,603	69,532	4.79	1,785,285	59,009	4.42
Noninterest-bearing liabilities:
Demand deposits	171,230			191,073
Other liabilities	28,146			39,614
Total liabilities	2,139,979			2,015,972
Stockholders' equity	183,898			162,625
Total liabilities and stockholders' equity	$2,323,877			$2,178,597
Net interest income:
Interest rate spread		$53,606	2.74%		$51,620	2.84%
Net interest margin*			3.28%			3.39%
Average interest-earning assets to average interest-bearing liabilities	112.7%			114.2%

_______________
*Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $68.6 million and $63.3 million for the nine months ended September 30, 2007 and 2006, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $29.8 million and $25.7 million for the nine months ended September 30, 2007 and 2006, respectively. Interest income on tax-exempt assets included in this table was $3.3 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.3 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (678)	$2,409	$ 1,731
Investment securities and other interest-earning assets	517	524	1,041
Total interest-earning assets	(161)	2,933	2,772
Interest-bearing liabilities:
Demand deposits	493	656	1,149
Time deposits	19	885	904
Total deposits	512	1,541	2,053
Short-term borrowings	(60)	657	597
Subordinated debentures issued to capital trust	(38)	209	171
FHLBank advances	201	(317)	(116)
Total interest-bearing liabilities	615	2,090	2,705
Net interest income	$ (776)	$ 843	$ 67

Next Page

	Nine Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
			Total Increase (Decrease)

	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 2,658	$ 7,199	$ 9,857
Investment securities and other interest-earning assets	1,617	1,035	2,652
Total interest-earning assets	4,275	8,234	12,509
Interest-bearing liabilities:
Demand deposits	1,611	996	2,607
Time deposits	2,503	4,786	7,289
Total deposits	4,114	5,782	9,896
Short-term borrowings	153	1,198	1,351
Subordinated debentures issued to capital trust	(35)	484	449
FHLBank advances	785	(1,958)	(1,173)
Total interest-bearing liabilities	5,017	5,506	10,523
Net interest income	$ (742)	$2,728	$ 1,986

Next Page

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2007, the Company had commitments of approximately $16.4 million to fund loan originations, $371.4 million of unused lines of credit and unadvanced loans, and $21.8 million of outstanding letters of credit.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

The Company's stockholders' equity was $186.2 million, or 7.8% of total assets of $2.39 billion at September 30, 2007, compared to equity of $175.6 million, or 7.8%, of total assets of $2.24 billion at December 31, 2006.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On September 30, 2007, the Bank's Tier 1 risk-based capital ratio was 10.69%, total risk-based capital ratio was 11.94% and the Tier 1 leverage ratio was 9.09%. As of September 30, 2007, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2007, the Company's Tier 1 risk-based capital ratio was 10.81%, total risk-based capital ratio was 12.06% and the leverage ratio was 9.18%. As of September 30, 2007, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

At September 30, 2007, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $89,000.

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

Next Page

Statements of Cash Flows. During the nine months ended September 30, 2007 and 2006, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $18.8 million during the nine months ended September 30, 2007, and $22.7 million during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007 and 2006, investing activities used cash of $173.1 million and $124.6 million, respectively, primarily due to the net increase of loans and investment securities in each period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as purchases of treasury stock and dividend payments to stockholders. Financing activities provided $142.1 million during the nine months ended September 30, 2007 and $102.3 million during the nine months ended September 30, 2006. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, stock repurchases and dividend payments to stockholders.

Dividends. During the three months ended September 30, 2007, the Company declared a dividend of $0.17 per share (which was paid in October 2007), or 31% of net income per diluted share for that three month period, and paid a dividend of $0.17 per share (which was declared in June 2007). During the three months ended September 30, 2006, the Company declared a dividend of $0.15 (which was paid in October 2006), or 26% of net income per diluted share for that three month period, and paid a dividend of $0.15 (which was declared in June 2006).

During the nine months ended September 30, 2007, the Company declared dividends of $0.50 per share, or 30% of net income per diluted share for that nine month period, and paid dividends of $0.49 per share. During the nine months ended September 30, 2006, the Company declared dividends of $0.44, or 27% of net income per diluted share for that nine month period, and paid dividends of $0.43.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2007, the Company repurchased 94,454 shares of its common stock at an average price of $25.39 per share and issued 19,386 shares of stock at an average price of $19.34 per share to cover stock option exercises. During the three months ended September 30, 2006, the Company repurchased 126 shares of its common stock at an average price of $27.08 per share and issued 24,190 shares of stock at an average price of $15.37 per share to cover stock option exercises.

Next Page

During the nine months ended September 30, 2007, the Company repurchased 223,948 shares of its common stock at an average price of $26.95 per share and issued 51,534 shares of stock at an average price of $18.97 per share to cover stock option exercises. During the nine months ended September 30, 2006, the Company repurchased 99,739 shares of its common stock at an average price of $26.57 per share and issued 68,177 shares of stock at an average price of $13.99 per share to cover stock option exercises.

From October 1, 2007 through November 7, 2007, the Company repurchased 85,000 shares of its common stock at an average price of $23.50 per share.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2007, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is close to neutral. Generally, a rate cut by the FRB would be expected to have an immediate negative impact on Great Southern's net interest income due to the large total balances of loans which adjust to the "prime interest rate" daily. The Company believes that this negative impact would be negated over the subsequent 60- to 120-day period as the Company's interest rates on deposits, borrowings and interest rate swaps should also reduce proportionately to the changes by the FRB, assuming normal credit, liquidity and competitive pricing pressures.

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

In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern which are implemented by the asset and liability committee. The asset and liability committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern's senior management. The purpose of the asset and liability committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board-approved policies. The asset and liability committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the asset and liability committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

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

Next Page

In addition to the disclosures previously made by the Company in the December 31, 2006, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2007.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate

Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2007	$ 9.8	5.81%	3.35%
2008	109.2	5.06	5.16
2009	69.1	5.52	4.17
2010	24.2	5.37	4.01
2011	41.4	5.43	4.09
2012	12.5	5.33	4.81
2013	42.7	5.23	4.41
2014	16.3	5.27	4.55
2015	29.2	5.23	4.67
2016	34.0	5.49	5.21
2017	16.2	5.27	5.28
2019	46.3	5.46	4.89
2020	14.8	5.43	4.00
2023	7.4	5.31	5.10

Total Notional Amount	$ 473.1	5.32%	4.64%

Fair Value Adjustment Asset (Liability)	$ (3.6)

Next Page

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out as of September 30, 2007, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the third quarter of 2007 is shown below.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
July 1, 2007 - July 31, 2007	22,500	$25.66	22,500	608,145
August 1, 2007 - August 31, 2007	71,954	$25.30	71,954	536,191
September 1, 2007 - September 30, 2007	--	--	--	536,191
	94,454	$25.39	94,454

(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.

Date: November 9, 2007	/s/ Joseph W. Turner Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2007	/s/ Rex A. Copeland Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

Next Page

EXHIBIT INDEX

Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

(i) The Registrant's Charter previously filed with the Commission as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(ii) The Registrant's Bylaws, previously filed with the Commission (File no. 000-18082) as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 19, 2007, are incorporated herein by reference as Exhibit 3.2.

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