Form 10-K
period 2007-12-31
GREAT SOUTHERN BANCORP INC
filed 2008-03-17
CIK 854560

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ](Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [X]
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2007, computed by reference to the closing price of such shares on that date, was $279,762,987.  At March 13, 2008, 13,380,303 shares of the Registrant's common stock were outstanding.

TABLE OF CONTENTS
Page
ITEM 1.	BUSINESS	1
Great Southern Bancorp, Inc.		1
Great Southern Bank		1
Forward-Looking Statements		2
Internet Website		2
Primary Market Area		2
Recent Acquisitions		3
Lending Activities		3
Loan Portfolio Composition		5
	Environmental Issues	7
	Residential Real Estate Lending	8
	Commercial Real Estate and Construction Lending	8
	Other Commercial Lending	10
	Consumer Lending	10
Originations, Purchases, Sales and Servicing of Loans		11
Loan Delinquencies and Defaults		12
Classified Assets		13
Non-Performing Assets		14
Allowances for Losses on Loans and Foreclosed Assets		15
Investment Activities		17
Sources of Funds		21
Subsidiaries		27
Competition		28
Employees		29
Government Supervision and Regulation		29
Federal and State Taxation		32
ITEM 1A.	RISK FACTORS	33
ITEM 1B.	UNRESOLVED STAFF COMMENTS	38
ITEM 2.	PROPERTIES.	39
ITEM 3.	LEGAL PROCEEDINGS.	41
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	41
ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.	41
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	42
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	44
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	48
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	79
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION	84
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	85
ITEM 9A.	CONTROLS AND PROCEDURES.	85
ITEM 9B.	OTHER INFORMATION.	88
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	88
ITEM 11.	EXECUTIVE COMPENSATION.	88
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	88
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	89
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	89
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	90
SIGNATURES
INDEX TO EXHIBITS

PART I

ITEM 1.	BUSINESS.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2007, Bancorp's consolidated assets were $2.43 billion, consolidated net loans were $1.81 billion, consolidated deposits were $1.76 billion and consolidated stockholders' equity was $190 million. The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 38 branches located in southwestern and central Missouri and the Kansas City, Missouri area. At December 31, 2007, the Bank had total assets of $2.43 billion, net loans of $1.81 billion, deposits of $1.77 billion and stockholders' equity of $215.6 million, or 8.9% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

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

Forward-Looking Statements

When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Primary Market Area

Great Southern's primary market area encompasses 16 counties in southwestern, western and central Missouri. The Bank's branches and ATMs support deposit and lending activities throughout the region, serving such diversified markets as Springfield, Joplin, the Kansas City metropolitan area, the resort areas of Branson and Lake of the Ozarks, and various smaller communities in the Bank's market area. Management believes that the Bank's share of the deposit and lending markets in its market area is approximately 10% and that the Bank's affiliates have an even smaller percent, with the exception of the travel agency which has a larger percent of its respective business in its market area.

Great Southern’s largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 407,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university along with other smaller universities and colleges. Springfield is also a regional health care center with two major hospitals that employ a total of more than 14,000 people. The unemployment rate in this area is, and has consistently been, below the national average.

Beyond the significant concentration of loans in the Greater Springfield market, the Bank’s loan portfolio is geographically diversified with various loan concentrations in several regional markets in Missouri, Kansas and Northwest Arkansas. The portfolio diversification is due in part to the Company’s initiative during the last five years to open loan production offices (LPOs) in high growth markets.  In 2003, offices were opened in Overland Park, Kan., and Rogers, Ark, which serves the Kansas City metropolitan area and Northwest Arkansas region, respectively. In 2005, a LPO in Creve Coeur, Mo., was opened serving the St. Louis metropolitan area; and in 2006, the Company opened an office in Columbia, Mo., which serves the Central Missouri region, including Jefferson City and the Lake of the Ozarks region. Before opening the LPOs, Great Southern historically served commercial lending needs in the St. Louis, Kansas City, Lake of the Ozarks and Northwest Arkansas regions from its Springfield office. The Bank’s familiarity with these four growth markets, coupled with potential strong loan demand, led to physical expansion in these regions that allows Great Southern to more conveniently serve and expand client relationships and attract new business. Managed by seasoned commercial lenders who have personal experience and knowledge in their respective markets, the offices offer all Great Southern commercial lending services. Underwriting of all loan production in these regions is performed in Springfield, so credit decisions are consistent across all markets.

As of December 31, 2007, the Company’s total loan portfolio balance was $1.84 billion.  Geographically, the total loan portfolio consists of loans collateralized in the following regions (including loan balance and percentage of total loans): Springfield ($565 million, 30%); St. Louis ($255 million, 13%); Branson ($214 million, 12%); Northwest Arkansas ($203 million, 11%); Kansas City ($113 million, 6%); Central Missouri  ($67 million, 4%); other Missouri regions ($158 million, 9%), other Kansas regions ($49 million, 3%), and other out-of-state regions ($216 million, 12%).

As noted above, Great Southern has historically served commercial real estate and construction needs in both the St. Louis and Kansas City markets.  Concentrations of loans have increased in both of these major metropolitan markets with the establishment of LPOs.  Both markets have diverse and relatively stable economies and are currently experiencing some slow-down in home sales and residential construction.  The Kansas City market has experienced some weakness in the commercial real estate market while the St. Louis market remained relatively positive in this sector, according to the March 5, 2008, Beige Book released by the Federal Reserve.

The Company has a long history of lending in the Branson market. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, music and novelty shows, and other recreational facilities.  In the mid-1990’s, the region experienced overbuilding in commercial and residential properties which created downward pressure on property values. In recent years, commercial real estate values have stabilized and residential real estate demand and values have shown improvement.  Branson is currently experiencing significant growth again due in part to a large retail and hotel/convention center development that opened in Branson’s historic downtown. This project has created hundreds of new jobs in the area. In addition, several large national retailers have opened or will soon open stores in Branson.

The Northwest Arkansas region continues to be a burgeoning center of economic activity and growth.  Home to the world’s largest retailer, Wal-Mart, Inc., the country’s largest poultry producer, Tyson Foods, Inc., and JB Hunt, one of the country’s largest trucking firms, the region was recently ranked 21st in the Milken Institute’s “2007 Best Performing Cities Index.”  The Index ranks U.S. metropolitan areas based on their ability to create and sustain jobs and includes both long-term and short-term measurements of employee and salary growth.  While the area continues to experience significant growth, the region is currently experiencing some effects of overbuilding in the commercial and residential sectors.

Recent Acquisitions

In early 2007, Great Southern purchased The Travel Company, a travel agency with two locations in the greater St. Louis, Missouri area. The agency serves both leisure and corporate travel needs in the St. Louis market.

Lending Activities

General

From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations have merged with larger institutions and changed their business practices or moved operations away from the local area, and others have consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in the residential and commercial real estate lending areas as well as in the origination of commercial business and consumer loans, primarily in the indirect automobile area. In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2007, the balance of participation loans purchased was $49.5 million, or 2.4% of the total loan portfolio. None of these participation loans were non-performing at December 31, 2007.

One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Freddie Mac and Fannie Mae standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates. Depending on market conditions, the ongoing servicing of these loans is at times retained by Great Southern and at other times released to the purchaser of the loan. Great Southern retains substantially all of the adjustable-rate mortgage loans that it originates in its portfolio.  To date, Great Southern has not experienced problems selling these loans in the secondary market.

Another principal lending activity of Great Southern is the origination of commercial real estate and commercial construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounted for approximately 48% of the portfolio at December 31, 2007.

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

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chairman of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has concentrated its lending efforts in Missouri and Northern Arkansas, with the largest concentration of its lending activity being in southwestern and central Missouri. In addition, the Bank has made loans, secured primarily by commercial real estate, in other states, primarily Oklahoma, Texas, Kansas and other Midwestern states.

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

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$191,970	9.1%	$176,630	9.1%	$173,135	9.7%	$171,197	11.6%	$158,990	12.4%
Other residential (multi-family)	87,177	4.1	73,366	3.8	105,845	6.0	117,755	8.0	107,090	8.4
Commercial and industrial revenue bonds	532,797	25.3	529,046	27.4	553,195	31.2	526,776	35.6	494,158	38.7
Residential Construction:
One- to four-family	318,131	15.1	347,287	18.0	246,912	13.9	160,161	10.8	92,126	7.2
Other residential	83,720	4.0	69,077	3.6	72,262	4.1	40,587	2.7	29,211	2.3
Commercial construction	517,208	24.6	443,286	22.9	382,651	21.6	230,103	15.5	180,211	14.1

Total real estate loans	1,731,003	82.2	1,638,692	84.8	1,534,000	86.5	1,246,579	84.2	1,061,786	83.1

Other Loans:
Consumer loans:
Guaranteed student loans	3,342	.2	3,592	.2	3,345	.2	2,976	.2	3,090	.3
Automobile, boat, etc.	112,984	5.4	96,242	5.0	84,092	4.7	80,517	5.4	78,828	6.2
Home equity and improvement	44,287	2.1	42,824	2.2	48,992	2.8	45,703	3.1	40,028	3.1
Other	4,161	.2	2,152	.1	1,371	.1	1,318	.1	1,482	.1

Total consumer loans	164,774	7.9	144,810	7.5	137,800	7.8	130,514	8.8	123,428	9.7
Other commercial loans	207,059	9.9	149,593	7.7	102,034	5.7	103,635	7.0	92,039	7.2

Total other loans	371,833	17.8	294,403	15.2	239,834	13.5	234,149	15.8	215,467	16.9

Total loans	2,102,836	100.0%	1,933,095	100.0%	1,773,834	100.0%	1,480,728	100.0%	1,277,253	100.0%

Less:
Loans in process	254,562		229,794		233,213		121,677		109,004
Deferred fees and discounts	2,704		2,425		1,902		1,054		834
Allowance for loan losses	25,459		26,258		24,549		23,489		20,844

Total loans receivable, net	$1,820,111		$1,674,618		$1,514,170		$1,334,508		$1,146,571

The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$48,790	2.3%	$33,378	1.7%	$22,269	1.3%	$25,266	1.7%	$26,136	2.1%
Other residential	34,798	1.7	31,575	1.6	38,473	2.2	65,646	4.4	51,961	4.1
Commercial	158,223	7.5	117,701	6.1	130,316	7.3	110,414	7.5	125,949	9.9
Residential construction:
One- to four- family	17,872	.8	9,740	.5	18,224	1.0	83,306	5.6	59,070	4.6
Other residential	4,040	.2	11,946	.6	16,166	.9	11,880	.8	8,165	.6
Commercial construction	12,483	.6	8,495	.4	13,980	.8	24,391	1.7	22,007	1.7

Total real estate loans	276,206	13.1	211,835	10.9	239,428	13.5	320,903	21.7	293,288	23.0
Consumer loans	123,232	5.9	104,789	5.4	91,639	5.2	87,868	5.9	85,710	6.7
Other commercial loans	33,903	1.6	26,173	1.4	20,374	1.1	36,660	2.5	29,242	2.3

Total fixed-rate loans	433,341	20.6	342,797	17.7	351,441	19.8	445,431	30.1	408,240	32.0

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	143,180	6.8	143,252	7.4	150,866	8.5	145,931	9.9	132,854	10.4
Other residential	52,379	2.5	41,791	2.2	67,372	3.8	52,109	3.5	55,129	4.3
Commercial	374,574	17.8	411,346	21.3	422,879	23.8	416,362	28.1	368,210	28.8
Residential construction:
One- to four-family	300,259	14.3	337,547	17.4	228,688	12.9	76,855	5.2	33,056	2.6
Other residential	79,680	3.8	58,131	3.0	56,096	3.2	28,707	1.9	21,046	1.6
Commercial construction	504,725	24.0	434,791	22.5	368,671	20.8	205,712	13.9	158,204	12.4

Total real estate loans	1,454,797	69.2	1,426,858	73.8	1,294,572	73.0	925,676	62.5	768,499	60.1
Consumer loans	41,542	2.0	40,020	2.1	46,161	2.6	42,646	2.9	37,718	3.0
Other commercial loans	173,156	8.2	123,420	6.4	81,660	4.6	66,975	4.5	62,796	4.9

Total adjustable-rate loans	1,669,495	79.4	1,590,298	82.3	1,422,393	80.2	1,035,297	69.9	869,013	68.0

Total loans	2,102,836	100.0%	1,933,095	100.0%	1,773,834	100.0%	1,480,728	100.0%	1,277,253	100.0%
Less:
Loans in process	254,562		229,794		233,213		121,677		109,004
Deferred fees and discounts	2,704		2,425		1,902		1,054		834
Allowance for loan losses	25,459		26,258		24,549		23,489		20,844

Total loans receivable, net	$1,820,111		$1,674,618		$1,514,170		$1,334,508		$1,146,571

The following table presents the contractual maturities of loans at December 31, 2007. The table is based on information prepared in accordance with generally accepted accounting principles.

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Real Estate Loans:
Residential
One- to four- family	$33,820	$23,211	$134,939	$191,970
Other residential	19,013	53,761	14,403	87,177
Commercial	163,574	258,851	110,372	532,797
Residential construction:
One- to four- family	245,266	65,010	7,855	318,131
Other residential	41,280	38,400	4,040	83,720
Commercial construction	399,771	98,759	18,678	517,208
Total real estate loans	902,724	537,992	290,287	1,731,003
Other Loans:
Consumer loans:
Guaranteed student loans	3,342	---	---	3,342
Automobile	16,433	40,946	55,605	112,984
Home equity and improvement	3,192	12,585	28,510	44,287
Other	4,161	---	---	4,161
Total consumer loans	27,128	53,531	84,115	164,774
Other commercial loans	103,789	71,169	32,101	207,059
Total other loans	130,917	124,700	116,216	371,833
Total loans	$1,033,641	$662,692	$406,503	$2,102,836

As of December 31, 2007, loans due after December 31, 2008 with fixed interest rates totaled $346.1 million and loans due after December 31, 2008 with adjustable rates totaled $723.1 million.

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

Management is aware of the risk that the Bank may be negatively affected by environmentally contaminated collateral and attempts to control this risk through commercially reasonable methods, consistent with guidelines arising from applicable government or regulatory rules and regulations, and to a more limited extent publications of the lending industry. Management currently is unaware (without, in many circumstances, specific inquiry or investigation of existing collateral, some of which was accepted as collateral before risk controlling measures were implemented) of any environmental contamination of real property securing loans in the Bank's portfolio that would subject the Bank to any material risk. No assurance can be made, however, that the Bank will not be adversely affected by environmental contamination.

Residential Real Estate Lending

At December 31, 2007 and 2006, loans secured by residential real estate, excluding that which is under construction, totaled $279 million and $250 million, respectively, and represented approximately 13.2% and 12.9%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were low during the years ended December 31, 2003 through 2004. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans primarily during 2003 and the early portion of 2004, most of which were sold in the secondary market, and accounted for the decline in the Bank's one- to four-family residential real estate loan portfolio prior to 2004. As rates began to move up in 2004 through 2007, fewer loans were refinanced and paid off early. In addition, in some instances borrowers opted for adjustable-rate loans which the Bank generally retains in its portfolio. Other residential real estate loan balances decreased in 2005 and 2006, primarily as a result of loans secured by apartments and other multi-family units being refinanced elsewhere. Other residential real estate loan balances increased somewhat in 2007, although not back to levels seen in 2003 through 2005.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon changes in the average of interbank offered rates for twelve month U.S. Dollar-denominated deposits in the London Market or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annual adjustments as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to five years).

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Many of these loans have experienced upward interest rate adjustments in 2006 and 2007; however, the indices used by Great Southern for these types of loans have decreased to date in 2008, so upcoming loan rate adjustments should be stable to declining.  Further, the adjustable-rate mortgages offered by Great Southern, as well as by many other financial institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate. The Bank had not experienced a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions in recent years.  However, in 2007 delinquencies on mortgage loans increased.

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

       At December 31, 2007 and 2006, loans secured by commercial real estate (excluding that which is under construction) totaled $533 million and $529 million, respectively, or approximately 25.3% and 27.4%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2007 and 2006, construction loans secured by projects under construction and the land on which the projects are located aggregated $919 million and $860 million, respectively, or 43.7% and 44.5%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

The Bank's construction loans generally have a term of eighteen months or less. The construction loan agreements for one- to four-family projects generally provide that principal reductions are required as individual condominium units or single-family houses are built and sold to a third party. This insures that the remaining loan balance, as a proportion to the value of the remaining security, does not increase. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request. Normally, Great Southern's commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank's commercial real estate, construction and other residential loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2007. These collateral types represent the five highest percentage concentrations of commercial real estate, construction and other residential loan types to the total loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2007
	(Dollars in thousands)

Health Care Facilities	$149,618	7.1%	$ 60
Apartments	$144,647	6.9%	$ 561
Motels/Hotels	$127,368	6.1%	$ 768
Condominiums	$125,314	6.0%	$8,210
Subdivisions	$123,240	5.9%	$2,315

The Bank's commercial real estate loans and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2007, this limit was approximately $59.9 million. See "Government Supervision and Regulation." At December 31, 2007, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2007, the Bank's largest relationship for purposes of this limit totaled $40.2 million. All loans included in this relationship were current at December 31, 2007.

Commercial real estate lending and construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential mortgage lending and to receive higher origination and other loan fees. In addition, commercial real estate loans and construction loans are generally made with adjustable rates of interest or, if made on a fixed-rate basis, for relatively short terms. Nevertheless, commercial real estate lending entails significant additional risks as compared with residential mortgage lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by commercial properties is typically dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally.

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

Other Commercial Lending

At December 31, 2007 and 2006, respectively, Great Southern had $207 million and $150 million in other commercial loans outstanding, or 9.9% and 7.7%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance stock investments, accounts receivable, inventory and equipment.

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

At December 31, 2007, the Bank's largeset other commercial loan relationship was with an Arkansas-based bank holding company, and totaled $30.0 million.  In addition, the Bank had other loans to stockholders of that bank holding company, at least partially secured by the individuals' stock in the holding company.  Subsequent to December 31, 2007, a significant portion of these loans have been classified.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations -- Non-performing Assets -- Subsequent Event Regarding Potential problem Loans."

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2007, Great Southern had 120 letters of credit outstanding in the aggregate amount of $20.4 million. Approximately 79% of the aggregate amount of these letters of credit were secured, including one $5.0 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds.

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

Great Southern offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $165 million and $145 million at December 31, 2007 and 2006, respectively, or 7.9% and 7.5%, respectively, of the Bank's total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. At December 31, 2007 and 2006, the Bank had $104.5 million and $87.0 million, respectively, of indirect auto, boat, modular home and recreational vehicle loans in its portfolio. While the Bank's initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including boats and manufactured homes.

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

A number of banks, both locally and regionally, do not have the capital to handle large commercial credits or are seeking diversification of risk in their portfolios. In order to take advantage of this situation, beginning in 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial construction loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $1.6 million of these loans in the fiscal year ended December 31, 2007 and $44.2 million in the fiscal year ended December 31, 2006. Of the total $49.5 million of purchased participation loans outstanding at December 31, 2007, $10.0 million was purchased from one institution, secured by properties located in Arkansas. None of these loans were non-performing at December 31, 2007.

There have been no whole loan purchases by the Bank in the last five years. At December 31, 2007 and 2006, approximately $193,000, or 0.01%, and $223,000, or 0.01%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

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

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $76.2 million, $71.1 million and $49.2 million during fiscal 2007, 2006 and 2005, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

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

The Bank sold guaranteed student loans in aggregate amounts of $3.0 million, $2.3 million and $3.9 million during fiscal 2007, 2006 and 2005, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2007, 2006 and 2005 were $1,037,000, $944,000 and $983,000, respectively. Of these amounts, $53,000, $40,000 and $72,000, respectively, were gains from the sale of guaranteed student loans and $984,000, $904,000 and $911,000, respectively, were gains from the sale of fixed-rate residential loans.

Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $66.0 million and $70.7 million at December 31, 2007 and 2006, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2007 and 2006, of $50,000 and $44,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.2 million, $1.8 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the Notes to Consolidated Financial Statements.

Loan Delinquencies and Defaults

When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a delinquent notice is sent to the borrower.

Additional written contacts are made with the borrower 45 and 60 days after the due date. If the delinquency continues for a period of 65 days, the Bank usually institutes appropriate action to foreclose on the collateral. The actual time it takes to foreclose on the collateral varies depending on the particular circumstances and the applicable governing law. If foreclosed upon, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is five days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by the Bank that it would be beneficial from a cost basis.

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

The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2007.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	90	$5,578	27%
Other residential	2	224	1
Commercial	12	2,401	12
Construction or development	16	2,403	12
Consumer and overdrafts	943	2,580	13
Other commercial	17	7,209	35
Total	1,080	$20,395	100%

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2007, per the Bank's internal asset classification list. There were no significant off- balance sheet items classified at December 31, 2007.
Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(Dollars in thousands)

Investment securities	$ ---	$---	$ ---	$ ---	$ ---
Loans	64,433	---	---	64,433	25,459
Foreclosed assets	20,399	---	---	20,399	---
Total	$84,832	$---	$ ---	$84,832	$25,459

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

	December 31,
	2007		2006	2005	2004	2003
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$4,836		$1,627	$1,500	$1,382	$1,935
One- to four-family construction	1,767		3,931	2,103	---	---
Other residential	561		---	---	---	---
Commercial real estate	9,145		6,247	8,368	2,016	2,658
Other commercial	5,923		4,843	2,123	302	1,949
Commercial construction	12,935	(1)	2,968	1,049	388	289
Consumer	112		186	237	271	213

Total gross non-accruing loans	35,279		19,802	15,380	4,359	7,044

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	38		---	640	---	10
Commercial real estate	---		59	---	---	---
Other commercial	34		---	---	---	---
Commercial construction	---		121	---	---	---
Consumer	124		261	190	120	337
Total loans over 90 days delinquent still accruing interest	196		441	830	120	347

Other impaired loans	---		---	---	---	---

Total gross non-performing loans	35,475		20,243	16,210	4,479	7,391

Foreclosed assets:
One- to four-family residential	742		80	---	195	608
One- to four-family construction	7,701		400	2	431	543
Other residential	---		3,190	---	---	---
Commercial real estate	5,130		825	76	564	939
Commercial construction	6,416		2	---	242	6,277

Total foreclosed assets	19,989		4,497	78	1,432	8,367

Repossessions	410		271	517	603	667

Total gross non-performing assets	$55,874		$25,011	$16,805	$6,514	$16,425
Total gross non-performing assets as a percentage of average total assets	2.39%		1.15%	0.85%	0.38%	1.14%
________________________
(1)
One relationship is $10.3 million of this total.  The project has been completed in the first quarter of 2008 and the company expects to resolve this non-performing asset shortly.  See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-performing Assets.

Gross impaired loans totaled $35.5 million at December 31, 2007 and $20.2 million at December 31, 2006. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

For the year ended December 31, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.7 million. The amount that was included in interest income on these loans was $1.1 million for the year ended December 31, 2007.

      The level of non-performing assets is primarily attributable to the Bank's commercial real estate, commercial and residential construction, commercial business and one- to four-family residential lending activities. Commercial activities generally involve significantly greater credit risks than single-family residential lending. For a discussion of significant non-performing assets and potential problem loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance include, but are not limited to, changes to our underwriting standards (if any), credit quality trends (including changes in non-performing loans expected to result from existing economic and other market conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans.

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

At December 31, 2007 and 2006, Great Southern had an allowance for losses on loans of $25.5 million and $26.3 million, respectively, of which $9.6 million and $6.4 million, respectively, had been allocated as an allowance for specific loans, including $6.0 million and $3.3 million, respectively, allocated for impaired loans. The allowance is discussed further in Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
One- to four-family residential and construction	$6,042	26.2%	$2,029	27.1%	$1,679	23.7%	$2,019	23.1%	$1,485	20.5%
Other residential and construction	1,929	8.1	1,436	7.4	2,084	10.0	1,030	11.0	2,092	11.1
Commercial real estate	2,257	22.4	9,363	27.4	9,331	31.2	8,984	33.5	8,986	36.1
Commercial construction	10,266	22.7	9,189	22.9	7,563	21.6	8,843	16.1	4,875	14.7
Other commercial	2,736	12.8	2,150	7.7	2,081	5.7	894	7.2	1,625	7.5
Consumer and overdrafts	2,229	7.8	2,091	7.5	1,811	7.8	1,719	9.1	1,781	10.1
Total	$25,459	100.0%	$26,258	100.0%	$24,549	100.0%	$23,489	100.0%	$20,844	100.0%

    The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$26,258	$24,549	$23,489	$20,844	$21,288
Charge-offs:
One- to four-family residential	549	189	215	241	369
Other residential	---	96	---	---	---
Commercial real estate	1,122	310	163	70	1,016
Construction	3,428	1,618	570	36	1,016
Consumer, overdrafts and other loans	3,568	3,704	3,345	3,510	3,646
Other commercial	202	324	963	1,123	1,497

Total charge-offs	8,869	6,241	5,256	4,980	7,544

Recoveries:
One- to four-family residential	24	59	16	265	22
Other residential	16	1	---	3	---
Commercial real estate	40	27	48	92	50
Construction	183	41	7	6	20
Consumer, overdrafts and other loans	2,132	2,290	2,109	2,138	2,089
Other commercial	200	82	111	321	119

Total recoveries	2,595	2,500	2,291	2,825	2,300

Net charge-offs	6,274	3,741	2,965	2,155	5,244
Provision for losses on loans	5,475	5,450	4,025	4,800	4,800

Balance at end of period	$25,459	$26,258	$24,549	$23,489	$20,844
Ratio of net charge-offs to average loans Outstanding	0.35%	0.23%	0.20%	0.17%	0.47%

Investment Activities

Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2007 and 2006, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae and FHLBank.

As of December 31, 2007 and 2006, the Bank held approximately $1.4 million and $1.5 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $1.5 million and $1.6 million, respectively. In addition, as of December 31, 2007 and 2006, the Company held approximately $425.0 million and $344.2 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae and FHLBank.

The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$126,117	$53		$375	$125,795
Collateralized mortgage obligations	39,769	214		654	39,329
Mortgage-backed securities	183,023	1,030		916	183,137
Corporate bonds	1,501	---		25	1,476
States and political subdivisions	62,572	533		453	62,652
Equity securities	12,874	4		239	12,639
Total available-for-sale securities	$425,856	$1,834		$2,662	$425,028
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,420	$88	$	---	$1,508

Total held-to-maturity securities	$1,420	$88	$	---	$1,508

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$59,494	$	---		$798	$58,696
Collateralized mortgage obligations	30,536		1		453	30,084
Mortgage-backed securities	191,282		221		3,027	188,476
Corporate bonds	3,355		101		---	3,456
States and political subdivisions	51,128		870		31	51,967
Equity securities	11,196		317		---	11,513

Total available-for-sale securities	$346,991		$1,510		$4,309	$344,192

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,470		$99	$	---	$1,569

Total held-to-maturity securities	$1,470		$99	$	---	$1,569

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$37,913	$	---		$1,381	$36,532
Collateralized mortgage obligations	32,671		---		628	32,043
Mortgage-backed securities	240,534		122		4,628	236,028
Corporate bonds	5,861		160		---	6,021
States and political subdivisions	45,215		507		107	45,615
Equity securities	13,334		5		262	13,077

Total available-for-sale securities	$375,528		$794		$7,006	$369,316

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,510		$93	$	---	$1,603

Total held-to-maturity securities	$1,510		$93	$	---	$1,603

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2007.

	Cost		Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)

One year or less	$	---	---%	$	---
After one through five years		17,989	4.66%		17,922
After five through ten years		107,074	6.00%		107,084
After ten years		65,127	6.21%		64,917
Securities not due on a single maturity date		222,792	5.05%		222,466
Equity securities		12,874	7.41%		12,639

Total		$425,856	5.52%		$425,028

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
	(Dollars in thousands)

U.S. government agencies	$ ---	$17,354	$ 103,798	$ 4,965	$ ---	$ ---	$ 126,117
Collateralized mortgage obligations	---	---	---	---	39,769	---	39,769
Mortgage-backed securities	---	---	---	---	183,023	---	183,023
States and political subdivisions	---	635	3,276	58,661	---	---	62,572
Corporate bonds	---	---	---	1,501	---	---	1,501
Equity securities	---	---	---	---	---	12,874	12,874

Total	$ ---	$17,989	$107,074	$65,127	$222,792	$12,874	$425,856

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2007.

	Cost		Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)
States and political subdivisions:
After one through five years	$	---	---%	$	---
After five through ten years		---	---%		---
After ten years		1,420	7.48%		1,508
Total		$1,420	7.48%		$1,508

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007, 2006 and 2005, respectively:

	2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$43,418	$80	$13,524	$295	$56,942	$375
Mortgage-backed securities	22,498	100	62,817	816	85,315	916
Collateralized mortgage obligations	11,705	154	18,238	500	29,943	654
State and political subdivisions	23,398	421	2,216	32	25,614	453
Equity securities	4,766	239	---	---	4,766	239
Corporate bonds	1,476	25	---	---	1,476	25

	$107,261	$1,019	$96,795	$1,643	$204,056	$2,662

	2006
	Less than 12 Months				12 Months or More		Total
Description of Securities	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$	---	$	---	$23,455	$798	$23,455	$798
Mortgage-backed securities		17,772		48	130,509	2,979	148,281	3,027
Collateralized mortgage obligations		---		---	28,246	453	28,246	453
State and political subdivisions		1,685		3	3,090	28	4,775	31

		$19,457		$51	$185,300	$4,258	$204,757	$4,309

	2005
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$13,886	$385	$22,646	$996	$36,532	$1,381
Mortgage-backed securities	110,202	1,850	92,965	2,778	203,167	4,628
State and political subdivisions	10,874	71	2,775	36	13,649	107
Equity securities	2,761	193	10,308	69	13,069	262
Collateralized mortgage obligations	20,101	252	11,942	376	32,043	628

	$157,824	$2,751	$140,636	$4,255	$298,460	$7,006

Sources of Funds

General. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines ("FHLBank") and other borrowings, loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates as well as the volume of originations.

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

	December 31,
	2007		2006			2005
	Amount	Percent of Total	Amount		Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Time deposits:
0.00% - 1.99%	$598	.04%	$	---	---%	$3,605	.23%
2.00% - 2.99%	22,850	1.30		1,457	0.09	47,156	3.04
3.00% - 3.99%	93,717	5.34		155,213	9.13	398,560	25.72
4.00% - 4.99%	470,718	26.84		358,428	21.08	395,830	25.54
5.00% - 5.99%	497,877	28.39		567,767	33.39	94,588	6.10
6.00% - 6.99%	10,394	0.59		21,694	1.28	20,621	1.33
7.00% and above	374	0.02		369	0.02	365	0.02

Total time deposits	1,096,528	62.52		1,104,928	64.99	960,725	61.98
Non-interest-bearing demand deposits	166,231	9.48		205,191	12.07	192,247	12.40
Interest-bearing demand and savings deposits (2.75%-3.03%-2.55%)	491,135	28.00		390,158	22.94	397,064	25.62
	1,753,894	100.00%		1,700,277	100.00%	1,550,036	100.00%
Interest rate swap fair value adjustment	9,252			3,527		217

Total Deposits	$1,763,146			$1,703,804		$1,550,253

A table showing maturity information for the Bank's time deposits as of December 31, 2007, is presented in Note 6 of the Notes to Consolidated Financial Statements.

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

    The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2007. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Time deposits:
Less than $100,000	$95,302	$72,564	$55,130	$30,304	$253,300
$100,000 or more	66,234	45,296	34,556	13,965	160,051
Brokered	229,361	61,453	67,914	315,881	674,609
Public funds(1)	5,334	2,217	1,015	2	8,568

Total	$396,231	$181,530	$158,615	$360,152	$1,096,528
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2007 and 2006, the Bank had approximately $674.6 million and $708.2 million in brokered deposits, respectively.

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

The Company uses interest rate swaps to manage its interest rate risks from recorded financial liabilities. During fiscal 2007 and 2006, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2007 and 2006, the Bank's FHLBank advances outstanding were $213.9 million and $179.2 million, respectively.

The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2007 that would have allowed approximately $169.2 million to be borrowed under the above arrangement.  Other than the Term Auction Facility described below, there were no outstanding borrowings from the FRB at December 31, 2007.

In December 2007, the FRB established a temporary Term Auction Facility (“TAF”). Under the TAF program, the FRB auctions term funds to depository institutions against the collateral that can be used to secure loans at the discount window. All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in TAF auctions. All advances must be fully collateralized. Each TAF auction is for a fixed amount and a fixed maturity date, with the rate determined by the auction process. At December 31, 2007, the Bank had an outstanding balance of $50 million under the TAF program. This advance matured January 31, 2008. The interest rate on this advance was 4.67%.  New advances of $50 million were entered into in January and February 2008 upon maturity of the previous advances.  The interest rate on the currently outstanding advance is 3.08%.

Great Southern Capital Trust I ("Trust I"), a Delaware statutory trust, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase 9.00% Junior Subordinated Debentures from the Company totaling $17,784,000. The Company's proceeds from the issuance of the Subordinated Debentures to Trust I, net of underwriting fees and offering expenses, were $16.3 million. The Subordinated Debentures were scheduled to mature in 2031; however, the Company elected to redeem the debentures (and as a result the Trust I Securities) in November 2006. As a result of the redemption of the Trust I securities, approximately $510,000 (after tax) of related unamortized issuance costs were written off as a noncash expense in 2006. The Company entered into an interest rate swap agreement to effectively convert the subordinated debentures, which are fixed rate debt, into variable rates of interest. The variable rate was three-month LIBOR plus 202 basis points, adjusting quarterly. This interest rate swap was terminated in November 2006 at no cost to the Company.

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25,774,000. The initial interest rate on the Trust II debentures and the rate at December 31, 2006, was 6.98%. The interest rate was 6.51% at December 31, 2007.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities are redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5,155,000. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 6.63% at December 31, 2007.

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

FHLBank Advances:
Maximum balance	$213,867	$263,984	$241,946
Average balance	144,773	180,414	203,719
Weighted average interest rate	4.81%	4.51%	3.86%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2007	2006	2005
	(Dollars in thousands)

FHLBank advances	$213,867	$179,170	$203,435

Weighted average interest rate of FHLBank advances	4.22%	5.13%	4.16%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated. Other borrowings includes primarily overnight borrowings and securities sold under reverse repurchase agreements.

	Year Ended December 31, 2007
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$30,000	$7,820	5.24%
Securities sold under reverse repurchase agreements	184,214	162,346	4.26
Federal Reserve term auction facility	50,000	779	4.86
Other	4	1	---

Total		$170,946	4.30%
Total maximum month-end balance	$216,721

	Year Ended December 31, 2006
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$37,000	$6,831	5.26%
Securities sold under reverse repurchase agreements	153,819	122,688	4.31
Other	3	4	---

Total		$129,523	4.36%
Total maximum month-end balance	$186,688

	Year Ended December 31, 2005
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$51,500	$8,200	3.65%
Securities sold under reverse repurchase agreements	172,162	149,418	3.12
Other	282	129	---

Total		$157,747	3.15%
Total maximum month-end balance	$199,076

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31, 2007
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Overnight borrowings	$23,000	3.18%
Securities sold under reverse repurchase agreements	143,721	3.52
Federal Reserve term auction facility	50,000	4.67

Total	$216,721	3.75%

	December 31, 2006
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$120,956	4.45%

Total	$120,956	4.45%

	December 31, 2005
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Overnight borrowings	$1,001	4.33%
Securities sold under reverse repurchase agreements	132,512	4.01
Other	45	---

Total	$133,558	4.01%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Subordinated debentures:
Maximum balance	$30,929	$25,774	$18,612
Average balance	28,223	18,739	18,305
Weighted average interest rate	6.78%	7.12%	5.39%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated.

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Subordinated debentures	$30,929	$25,774	$17,784
Interest rate swap fair value adjustment	N/A	N/A	275

	$30,929	$25,774	$18,059
Weighted average interest rate of subordinated debentures	6.53%	6.98%	6.04%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $73.0 million at December 31, 2007, of its assets in service corporations. At December 31, 2007, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2007, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $4.0 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. At December 31, 2007, the Bank's total investment in Great Southern Community Development Corporation ("Community Development") was $1.7 million. Community Development was incorporated and organized in 2004 under the laws of the State of Missouri. At December 31, 2007, the Bank's total investment in GS, L.L.C. ("GSLLC") was $(816,000). GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. At December 31, 2007, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $1.1 million. GSSCLLC was incorporated and organized in 2007 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below.  In addition, Great Southern has two other subsidiary companies that are not considered service corporations, GSB One, L.L.C. and GSB Two, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2007 and 2006, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income of $-0- and $-0- in the years ended December 31, 2007 and 2006, respectively.

General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern

Insurance had net income of $189,000 and $176,000 in the years ended December 31, 2007 and 2006, respectively. In addition, Great Southern Insurance had gross revenues of $1.6 million and $1.5 million in the years ended December 31, 2007 and 2006, respectively.

Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2007, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from thirteen full-time locations, including a facility at the Springfield-Branson National Airport, and additional corporate on-site locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $195,000 and $436,000 in the years ended December 31, 2007 and 2006, respectively. In addition, Great Southern Travel had gross revenues of $6.7 million and $5.7 million in the years ended December 31, 2007 and 2006, respectively.

GSB One, L.L.C. At December 31, 2007, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $691 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $39.3 million and $39.0 million in the years ended December 31, 2007 and 2006, respectively.

Great Southern Community Development Corporation. Generally, the purpose of Community Development is to invest in community development projects that have a public benefit, and are permissible under Missouri law. These include such activities as investing in real estate and investing in other community development corporations. Community Development had a net loss of $1,000 and net income of $29,000 in the years ended December 31, 2007 and 2006, respectively.

GS, L.L.C. GS, L.L.C. was organized in 2005. GSLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state and federal historic tax credits which are utilized by Great Southern. GSLLC had net losses of $2.3 million and $2.6 million in the years ended December 31, 2007 and 2006, respectively, which primarily resulted from the cost to acquire tax credits. These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSC, L.L.C. was organized in 2007. GSSCLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state tax credits which are utilized by Great Southern. GSSCLLC had a net loss of $-0- in the year ended December 31, 2007. Losses in GSSCLLC will  primarily result from the cost to acquire tax credits. Losses will be offset by the tax credits utilized by Great Southern.

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

Employees

At December 31, 2007, the Bank and its affiliates had a total of 775 employees, including 174 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

All loans by the Bank to the principal shareholders, directors and executive officers of the Bank or any affiliate are subject to FRB regulations restricting loans and other transactions with affiliated persons of the Bank. Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-affiliates. A bank may have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to bank employees. The Bank has such a policy in place that allows for loans to all employees.

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

The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk- based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a total risk-based capital ratio of 8% or greater; (ii) has a Tier 1 risk-based ratio of 4% or greater; and (iii) has a leverage ratio of 4% or greater. As of December 31, 2007, the Bank was "well capitalized."

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

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2007, the Company was "well capitalized."

Insurance of Accounts and Regulation by the FDIC

The FDIC currently maintains the Deposit Insurance Fund (the "DIF"), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund. The Bank's depositors are insured by the DIF generally up to $100,000 per insured account (as defined by law and regulation). This insurance is backed by the full faith and credit of the United States Government.

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

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2007, the assessment rate was 1.14 basis points per $100 of assessable deposits.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2007, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2007, Great Southern had $13.6 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.22% and were 4.31% for year the ended December 31, 2007.

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

Bad Debt Deduction

As of December 31, 2007 and 2006, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2007 and 2006.

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

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2003, have been closed without audit.

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

Since our business is primarily concentrated in the Southwest Missouri area, including the Springfield metropolitan area and Branson, a downturn in the Springfield or Branson economies may adversely affect our business.

Our lending and deposit gathering activities have been historically concentrated primarily in the Springfield and Branson, Missouri areas. Our success depends on the general economic condition of Springfield and Branson and their surrounding areas. Although we believe the economy in these areas has been favorable, we do not know whether these conditions will continue. Our greatest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 407,000, the Greater Springfield area is the third largest metropolitan area in Missouri.

Another large concentration of loans contiguous to Springfield is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities. The Branson area experienced rapid growth in the early 1990's, with stable to slightly negative growth trends occurring in the late 1990’s and into the early 2000’s. Branson is currently experiencing significant growth again as a result of a large retail, hotel, convention center project which has been constructed in Branson's historic downtown. This project has created hundreds of new jobs in the area. In addition, several large national retailers have opened new stores in Branson. At December 31, 2007, approximately 10% of our loan portfolio consisted of loans in the two county region that includes the Branson area.

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

Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, multi-family and other commercial loans.

Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 83.0% of our total loan portfolio as of December 31, 2007. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2007, we had $149.6 million of loans secured by healthcare facilities, $144.6 million of loans secured by apartments, $127.4 million of loans secured by motels, $125.3 million of loans secured by condominiums and $123.2 million of loans secured by residential subdivisions and $207.1 million of loans secured by business assets or stock investments, which are particularly sensitive to certain risks including the following:

•	large loan balances owed by a single borrower;
•	payments that are dependent on the successful operation of the project; and
•	loans that are more directly impacted by adverse conditions in the real estate market or the economy generally.

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

Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Other commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business or investment.  These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower's project is reduced due to leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. In addition, many commercial and multi-family real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or completing a timely sale of the underlying property.

We plan to continue to originate commercial real estate and construction loans based on economic and market conditions. Because of the increased risks related to these types of loans, we may determine it necessary to increase the level of our provision for loan losses. Increased provisions for loan losses would adversely impact our operating results. See "Item 1. Business-The Company-Lending Activities-Commercial Real Estate and Construction Lending," "-Other Commercial Lending," "-Residential Real Estate Lending" and "-Allowance for Losses on Loans and Foreclosed Assets" and "Item 7. Management's Discussion of Financial Condition and Results of Operations -- Non-performing Assets -- Subsequent Events Regarding Potential Problem Loans" in this Annual Report on Form 10-K.

A slowdown in the residential or commercial real estate markets may have a negative impact on our earnings and liquidity position.

The overall credit quality of our construction loan portfolio is impacted by trends in real estate values. We continually monitor changes in key regional and national economic factors because changes in these factors can impact our residential and commercial construction loan portfolio and the ability of our borrowers to repay their loans.  Across the United States over the past year, the residential real estate market began to experience significant adverse trends, including accelerated price depreciation and rising delinquency and default rates, and weaknesses are beginning to be seen in the commercial real estate market as well.  The conditions in the residential real estate market have led to significant increases in loan delinquencies and credit losses as well as higher provisioning for loan losses which in turn have had a negative effect on earnings for many banks across the country.  Likewise, we have also experienced loan delinquencies in our construction loan portfolio.  The current slowdown in both the residential and the commercial real estate markets could  continue to negatively impact real estate values and the ability of our borrowers to liquidate properties.  Despite reduced sales prices, the lack of liquidity in the real estate market and tightening of credit standards within the banking industry may continue to diminish all sales, further reducing our borrowers’ cash flows and weakening their ability to repay their debt obligations to us.  As a result, we may experience a further negative material impact on our earnings and liquidity positions.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Lending money is a substantial part of our business. However, every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;
•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
•	the credit history of a particular borrower;
•	changes in economic and industry conditions; and
•	the duration of the loan.

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

Due to the high level of competition for deposits in our market, we utilize a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. At December 31, 2007, we had $674.6 million in brokered deposits and $213.9 million in Federal Home Loan Bank advances.

Bank regulators can restrict our access to these sources of funds in certain circumstances. For example, if the Bank's regulatory capital ratios declined below the "well capitalized" status, banking regulators would require the Bank to obtain their approval prior to obtaining or renewing brokered deposits. The regulators might not approve our acceptance of brokered deposits in amounts that we desire or at all. In addition, the availability of brokered deposits and the rates paid on these brokered deposits may be volatile as the balance of the supply of and the demand for brokered deposits changes.  Market credit and liquidity concerns may also impact the availability and cost of brokered deposits.  Similarly, Federal Home Loan Bank advances are only available to borrowers that meet certain conditions. If the Bank were to cease meeting these conditions, our access to Federal Home Loan Bank advances could be significantly reduced or eliminated.

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

Certain Federal Home Loan Banks, including Des Moines, have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, Great Southern's short term liquidity needs could be negatively impacted. Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity. At December 31, 2007, the Bank owned $13.6 million of Federal Home Loan Bank of Des Moines stock, which paid an annualized dividend approximating 4.50% for the fourth quarter of 2007. The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2007. The aggregate net book value of the Company's premises and equipment was $28.0 million at December 31, 2007 and $26.4 million at December 31, 2006. See also Note 5 and Note 13 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.
Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield	Springfield, Missouri	1976	Owned	N/A

OPERATIONS CENTER AND BRANCH OFFICE:
218 S. Glenstone	Springfield, Missouri	2004	Owned	N/A
218A S. Glenstone	Springfield, Missouri	2004	Owned	N/A

BRANCH OFFICES:
430 South Avenue	Springfield, Missouri	1983	Leased	2043
1607 W. Kearney	Springfield, Missouri	1976	Leased*	2022
1615 W. Sunshine	Springfield, Missouri	2001	Owned	N/A
2562 N. Glenstone	Springfield, Missouri	2003	Owned	N/A
1955 S. Campbell	Springfield, Missouri	1979	Leased*	2020
3961 S. Campbell	Springfield, Missouri	1998	Leased	2028
2609 A E. Sunshine	Springfield, Missouri	2001	Owned	N/A
2735 W. Chestnut	Springfield, Missouri	2002	Owned	N/A
1580 W. Battlefield	Springfield, Missouri	1985	Leased*	2017
723 N. Benton	Springfield, Missouri	1985	Owned	N/A
507 E. Kearney	Springfield, Missouri	2004	Owned	N/A
2945 W. Republic Road	Springfield, Missouri	2007	Owned	N/A
1500 S. Elliot	Aurora, Missouri	2003	Owned	N/A
102 N. Jefferson	Ava, Missouri	1982	Owned	N/A
110 W. Hensley	Branson Missouri	1982	Owned	N/A
1729 W. Highway 76	Branson, Missouri	1983	Owned	N/A
919 W. Dallas	Buffalo Missouri	1976	Owned	N/A
527 Ozark	Cabool, Missouri	1989	Leased	2026
398 E. State Highway 54	Camdenton, Missouri	2005	Owned	N/A
8736 N. State Highway 5	Camdenton, Missouri	2005	Owned	N/A
14411 State Highway 7	Climax Springs, Missouri	2005	Owned	N/A
1710 E. 32nd Street	Joplin, Missouri	1989	Leased*	2031
1232 S. Rangeline	Joplin, Missouri	1998	Leased	2018
2711 N. Rangeline(2)	Joplin, Missouri	2004	Owned	N/A
Highway 00 and 13	Kimberling City, Missouri	1984	Owned	N/A
528 S. Jefferson	Lebanon, Missouri	1978	Leased*	2028
300 S.W. Ward Street	Lee's Summit, Missouri	2006	Owned	N/A
714 S. Neosho Boulevard	Neosho, Missouri	1991	Owned	N/A
717 W. Mt. Vernon	Nixa, Missouri	1995	Owned	N/A
1391 N. Main Street	Nixa, Missouri	2003	Owned	N/A

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

4571 Highway 54	Osage Beach, Missouri	1987	Owned	N/A
1701 W. Jackson	Ozark, Missouri	1997	Owned	N/A
1198 W. State Highway NN(1)	Ozark, Missouri	2003	Owned	N/A
1444 W. State Highway J(1)	Ozark, Missouri	2006	Owned	N/A
620 E. Harrison	Republic, Missouri	2004	Owned	N/A
118 South Street	Stockton, Missouri	2003	Owned	N/A
323 E. Walnut	Thayer, Missouri	1978	Leased*	2011
1210 Parkway Shopping Center	West Plains, Missouri	1975	Owned	N/A

LOAN PRODUCTION OFFICES:

14 Corporate Woods, Suite 500, 8717 W. 110 th Street	Overland Park, Kansas	2003	Leased	2009
5430 Pinnacle Point Dr, Suite 204	Rogers, Arkansas	2003	Leased	Monthly
Three City Place Dr., Suite 570	Creve Coeur, Missouri	2005	Leased	2010
1603 Chapel Hill Road	Columbia, Missouri	2006	Leased	2009
1625 E. Primrose(3)	Springfield, Missouri	2008	Leased	Monthly

_________________
*	Building owned with land leased.
(1)
In 2003, the Company purchased land on West Highway NN for a second branch location in Ozark, Missouri. In 2004 and 2005, nearby properties became available on West Highway J and were purchased by the Company. The land on West Highway NN is currently being marketed for sale. The new facility on West Highway J is owned by the Company and was opened in 2006.

(2)	In 2004, the Company purchased land on North Rangeline for a possible third branch location in Joplin, Missouri. This land is currently being marketed for sale.
(3)	In 2008, the Company leased space in the office of a local realtor for the purpose of generating mortgage loans.

The Company also has land under contract for purchase for two future banking center locations. One of the properties is located in the Kansas City metropolitan area in Lee’s Summit, Missouri and the other property is located in the St. Louis metropolitan area in Creve Coeur, Missouri. The Company expects to close these land acquisitions in 2008, with completion of the banking centers expected in late 2008 or 2009.

In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customers' headquarters.

The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2007 was $550,000 compared to $441,000 at December 31, 2006. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 177 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2007 was $213,000 compared to $283,000 at December 31, 2006. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

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

Steven G. Mitchem. Mr. Mitchem, age 56, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 43, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 50, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Linton J. Thomason. Mr. Thomason, age 51, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a competing $1 billion bank.

PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information. The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2007 there were 13,400,197 total shares outstanding and approximately 2,650 shareholders of record.

High/Low Stock Price

	2007		2006		2005
	High	Low	High	Low	High	Low

First Quarter	$30.40	$27.30	$30.04	$27.15	$36.99	$29.96
Second Quarter	30.09	25.96	31.00	25.05	33.15	28.45
Third Quarter	28.00	23.67	30.65	26.10	35.77	28.61
Fourth Quarter	26.45	21.10	32.14	26.58	32.61	26.32

The last sale price of the Company's Common Stock on December 31, 2007 was $21.96.

Dividend Declarations

	December 31, 2007	December 31, 2006	December 31, 2005

First Quarter	$.160	$.140	$.120
Second Quarter	.170	.150	.130
Third Quarter	.170	.150	.130
Fourth Quarter	.180	.160	.140

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Issuer Purchases of Equity Securities

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the fourth quarter of 2007 is shown below.
	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2007 - October 31, 2007	35,000	$24.00	35,000	501,191
November 1, 2007 - November 30, 2007	83,429	22.53	83,429	417,762
December 1, 2007 - December 31, 2007	---	---	---	417,762

	118,429	$22.97	118,429

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of income data, insofar as they relate to the years ended December 31, 2007, 2006, 2005, 2004 and 2003, are derived from our consolidated financial statements, which have been audited by BKD, LLP. The amounts for 2004 and 2003 are restated amounts, as described in the discussion following the table under "Restatement of Previously Issued Consolidated Financial Statements." See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Information." Results for past periods are not necessarily indicative of results that may be expected for any future period. All share and per share amounts have been adjusted for the two-for-one stock split in the form of a stock dividend declared in May 2004.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Summary Statement of Condition Information:
Assets	$2,431,732	$2,240,308	$ 2,081,155	$1,851,214	$1,544,052
Loans receivable, net	1,820,111	1,674,618	1,514,170	1,334,508	1,146,571
Allowance for loan losses	25,459	26,258	24,549	23,489	20,844
Available-for-sale securities	425,028	344,192	369,316	355,104	259,600
Held-to-maturity securities	1,420	1,470	1,510	1,545	1,570
Foreclosed assets held for sale, net	20,399	4,768	595	2,035	9,034
Deposits	1,763,146	1,703,804	1,550,253	1,298,723	1,138,625
Total borrowings	461,517	325,900	355,052	401,625	276,584
Stockholders' equity (retained
Earnings substantially restricted)	189,871	175,578	152,802	140,837	121,679
Average loans receivable	1,774,253	1,653,162	1,458,438	1,263,281	1,106,714
Average total assets	2,340,443	2,179,192	1,987,166	1,704,703	1,437,869
Average deposits	1,784,060	1,646,370	1,442,964	1,223,895	1,057,798
Average stockholders' equity	185,725	165,794	150,029	130,600	113,822
Number of deposit accounts	95,908	91,470	85,853	76,769	74,822
Number of full-service offices	38	37	35	31	29

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Summary Income Statement Information:
Interest income:
Loans	$142,719	$133,094	$98,129	$74,162	$66,739
Investment securities and other	21,152	16,987	16,366	12,897	9,440
	163,871	150,081	114,495	87,059	76,179
Interest expense:
Deposits	76,232	65,733	42,269	28,952	25,147
Federal Home Loan Bank advances	6,964	8,138	7,873	6,091	5,400
Short-term borrowings	7,356	5,648	4,969	1,580	588
Subordinated debentures issued to capital trust	1,914	1,335	986	610	594
	92,466	80,854	56,097	37,233	31,729
Net interest income	71,405	69,227	58,398	49,826	44,450
Provision for loan losses	5,475	5,450	4,025	4,800	4,800
Net interest income after provision for loan losses	65,930	63,777	54,373	45,026	39,650
Noninterest income:
Commissions	9,933	9,166	8,726	7,793	5,859
Service charges and ATM fees	15,153	14,611	13,309	12,726	11,214
Net realized gains on sales of loans	1,037	944	983	992	2,187
Net realized gains (losses) on sales
of available-for-sale securities	13	(1)	85	(373)	795
Realized impairment of available-for-sale securities	(1,140)	---	(734)	---	---
Late charges and fees on loans	962	1,567	1,430	872	771
Change in interest rate swap fair value net of
change in hedged deposit fair value	1,632	1,498	---	---	---
Change in interest rate swap fair value	---	---	(6,600)	1,136	(3,089)
Interest rate swap net settlements	---	---	3,408	8,881	7,352
Other income	1,781	1,847	952	1,282	1,165
	29,371	29,632	21,559	33,309	26,254
Noninterest expense:
Salaries and employee benefits	30,161	28,285	25,355	22,007	18,739
Net occupancy expense	7,927	7,645	7,589	7,247	6,335
Postage	2,230	2,178	1,954	1,784	1,691
Insurance	1,473	876	883	761	683
Advertising	1,446	1,201	1,025	794	735
Office supplies and printing	879	931	903	811	855
Telephone	1,363	1,387	1,068	903	797
Legal, audit and other professional fees	1,247	1,127	1,410	1,309	1,078
Expense on foreclosed assets	608	119	268	485	1,939
Write-off of trust preferred securities issuance costs	---	783	---	---	---
Other operating expenses	4,325	4,275	3,743	3,160	2,901
	51,659	48,807	44,198	39,261	35,753
Income before income taxes	43,642	44,602	31,734	39,074	30,151
Provision for income taxes	14,343	13,859	9,063	12,675	9,856
Net income	$29,299	$30,743	$22,671	$26,399	$20,295

	At or For the Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings per common share	$2.16		$2.24		$1.65		$1.93		$1.48
Diluted earnings per common share	2.15		2.22		1.63		1.89		1.46
Cash dividends declared	0.68		0.60		0.52		0.44		0.36
Book value	14.17		12.84		11.13		10.28		8.88
Average shares outstanding	13,566		13,697		13,713		13,702		13,707
Year-end actual shares outstanding	13,400		13,677		13,723		13,699		13,703
Year-end fully diluted shares outstanding	13,654		13,825		13,922		13,995		13,887

Earnings Performance Ratios:
Return on average assets(1)	1.25%		1.41%		1.14%		1.55%		1.41%
Return on average stockholders' equity(2)	15.78		18.54		15.11		20.21		17.83
Non-interest income to average total assets	1.25		1.36		1.08		1.95		1.83
Non-interest expense to average total assets	2.18		2.23		2.21		2.27		2.35
Average interest rate spread(3)	2.71		2.83		2.73		2.81		2.98
Year-end interest rate spread	3.00		2.95		3.05		2.63		2.88
Net interest margin(4)	3.24		3.39		3.13		3.10		3.27
Efficiency ratio(5)	51.26		49.37		55.28		47.23		50.57
Net overhead ratio(6)	0.95		0.88		1.14		0.35		0.66
Common dividend pay-out ratio	31.63		27.03		31.90		23.28		24.32

Asset Quality Ratios:
Allowance for loan losses/year-end loans	1.38%		1.54%		1.59%		1.73%		1.78%
Non-performing assets/year-end loans and foreclosed assets	2.99		1.46		1.09		0.48		1.40
Allowance for loan losses/non-performing loans	71.77		129.71		151.44		524.43		282.02
Net charge-offs/average loans	0.35		0.23		0.20		0.17		0.47
Gross non-performing assets/year end assets	2.30		1.12		0.81		0.35		1.06
Non-performing loans/year-end loans	1.92		1.19		1.05		0.33		0.63

Balance Sheet Ratios:
Loans to deposits	103.23%		98.29%		97.67%		102.76%		100.70%
Average interest-earning assets as a percentage of average interest-bearing liabilities	112.71		114.26		113.05		112.56		112.30

Capital Ratios:
Average stockholders' equity to average assets	7.9%		7.6%		7.6%		7.7%		7.9%
Year-end tangible stockholders' equity to assets	7.7		7.8		7.2		7.6		7.9
Great Southern Bank:
Tier 1 risk-based capital ratio	10.4		10.2		10.1		10.7		11.0
Total risk-based capital ratio	11.7		11.5		11.3		11.9		12.3
Tier 1 leverage ratio	9.0		8.9		8.3		8.5		9.0
Ratio of Earnings to Fixed Charges:(7)
Including deposit interest	1.47	x	1.57	x	2.05	x	1.95	x	2.18	x
Excluding deposit interest	3.69	x	3.29	x	5.72	x	5.58	x	6.45	x

____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
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

The Company is charged a fee in connection with its acquisition of brokered CDs. For those CDs that were part of the Company's accounting restatement for interest rate swaps in 2005, this fee was not paid separately by the Company to the CD broker, but rather was built in as part of the overall rate on the interest rate swap. In connection with the restatement, the Company determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. If the Company calls the brokered CD (at par) prior to maturity, the remaining unamortized broker fee is expensed at that time. The remaining unamortized prepaid broker fees related to these brokered CDs (that were subject to the restatement) at December 31, 2007 and 2006, were $3.5 million and $4.7 million, respectively. After December 31, 2005, and for any brokered CDs that do not have a corresponding interest rate swap, the broker fee may be paid separately by the Company to the CD broker, in which case the fee would be amortized into interest expense over the maturity period of the brokered CD. In any instances where the fee was not paid separately by the Company to the CD broker, but rather was built in as part of the overall rate on the interest rate swap, the Company must include this in its assessment of the transaction's qualification for hedge accounting.

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
RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company's ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses.  Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

In addition, the company considers that the determination of the valuations of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management’s best estimate of the amount to be realized from the sales of the assets.  While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially in the near term from the carrying value reflected in these financial statements, resulting in losses that could adversely impact earnings in future periods.

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

In the year ended December 31, 2007, the Company's net loans increased $141.4 million, or 8.5%. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. If economic conditions do not deteriorate, we believe that we are well positioned to continue to originate a substantial amount of loans in our Southwest Missouri market as well as our loan production markets of St. Louis, Kansas City, Central Missouri and Northwest Arkansas. In addition, we may consider other markets in which to establish loan production offices. In the year ended December 31, 2007, the disbursed portion of residential and commercial construction loan balances increased $59 million. Based upon the current lending environment and economic conditions, growth in our loan portfolio may be limited in 2008 to an amount that could be below our average of 11% over the last five years.

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

Loan growth continued in our Loan Production Offices (LPO). Many of these loans originated by our LPOs are construction loans where the customer has yet to draw the full line. In the year ended December 31, 2007, the Overland Park, Kansas LPO originated loans totaling $77.7 million with outstanding loan balances of $184.5 million at December 31, 2007. In the year ended December 31, 2007, the Rogers, Arkansas LPO originated loans totaling $130.8 million with outstanding loan balances of $173.7 million at December 31, 2007. In the year ended December 31, 2007, the St. Louis LPO originated loans totaling $160.4 million with outstanding loan balances of $251.5 million at December 31, 2007. The Columbia LPO, which began operating in March 2006 and serves the Columbia, Jefferson City, and Lake of the Ozarks, Mo., region, originated $47.9 million of loans with outstanding loan balances of $58.5 million at December 31, 2007.

The Company attracts deposit accounts through the Bank's retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand. In the year ended December 31, 2007, total deposit balances increased $59.3 million. Of this total increase, interest-bearing transaction accounts increased $101.0 million and retail certificates of deposit increased $25.2 million. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $39.0 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. During the year ended December 31, 2007, our interest-bearing checking account balances have continued to increase; however, our non-interest-bearing checking account balances have decreased in this same time period. Non-interest-bearing checking accounts have decreased primarily as a result of lower balances being kept in correspondent bank customers' accounts. These lower balances are due to the effects of the correspondent customers clearing checks through other avenues using electronic presentment, thus requiring lower compensating balances. If this decrease in non-interest-bearing checking account balances continues, it could negatively impact our net interest income. In the year ended December 31, 2007, brokered deposit balances decreased $33.6 million. As these balances matured, we elected to replace these funds with the retail deposits noted here and supplemented this with additional FHLBank advances.

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

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through September 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By September 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. On September 18, 2007, the FRB decreased the Federal Funds rate by 50 basis points and many market interest rates began to fall in the following weeks. In the months following September 2007, the FRB has reduced the Federal Funds rate by an additional 175 basis points. The Federal Funds rate now stands at 3.00%. In addition, during 2006 and 2007, Great Southern's net interest margin was negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate increases by the FRB as compared to interest rate changes in the financial markets. For the years ended December 31, 2007 and 2006, interest income was reduced $1.6 million and $695,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during 2007 and 2006.  This reduced net interest income and net interest margin. Also, for the year ended December 31, 2007, the average balance of investment securities increased by approximately $44 million due to the purchase of securities to pledge against increased public funds deposits and customer repurchase agreements. While we earned a positive spread on these securities, it was much smaller than our overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin.

Generally, the flattening interest rate yield curve hurt Great Southern's ability to reinvest proceeds from loan and investment repayments at higher rates. In 2006 and the first nine months of 2007, the Company's cost of funds increased faster than its yield on loans and investments. This trend moderated beginning in the third quarter of 2007 as market interest rates started moving lower and the FRB cut the Federal Funds rate beginning in September 2007 by a total of 225 basis points to date. Prior to this downward trend, Great Southern had increased rates on checking, money market and retail certificate accounts in order to remain competitive, while not leading the market. With the decreases in the Federal Funds rate, Great Southern has lowered rates paid on deposits while trying to remain competitive in the market. Great Southern's deposit mix has also led to a relatively increased cost of funds. The Company has significant balances in high-dollar money market and premium NOW accounts, the owners of which are very rate sensitive and compare these products to other bank and non-bank products available by competing financial services companies. Another factor that negatively impacted net interest income in the latter portion of 2007, was the increase in LIBOR interest rates compared to Federal Funds rates in the last half of 2007 as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates were elevated approximately 30-70 basis points compared to historical averages versus the stated Federal Funds rate. The Company has interest rate swaps and other borrowings that are indexed to LIBOR, thereby causing increased funding costs. These higher LIBOR interest rates began to decline to more normal levels during the first two weeks of January 2008. Additionally, recent FRB interest rate cuts have impacted net interest income.

Generally, a rate cut by the FRB would have an anticipated immediate negative impact on net interest income due to the large total balance of loans that are tied to the "prime rate of interest" which generally adjust immediately as Fed Funds adjust. This negative impact is expected to be offset over the following 60- to 120-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits, borrowings and interest rate swaps should also reduce as a result of changes in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures.

In 2006 and the first half of 2007, margin compression also occurred in the Company's investment securities portfolio. The Company added securities in previous years to pledge as collateral to secure public funds deposits and customer reverse repurchase agreements. The interest rates paid to these customers increased consistent with short-term market interest rate increases, while the overall yield on the investment portfolio did not increase as rapidly. In previous years, the Company earned a greater spread on these securities due to the very low rate environment and the then-steeper interest rate yield curve compared to 2006 and 2007. As borrowing costs increased, the spread earned on these securities decreased. The Company has also repositioned some of its investment portfolio over time to shorten the time frame its securities will reprice. Margin compression related to the Company's investment securities portfolio improved in the last half of 2007 as yields on securities continue to increase and the FRB lowered the Federal Funds rate. In 2007, the overall yield on the investment portfolio (including other interest-earning assets) increased and was 5.49% at December 31, 2007 compared to 5.03% at December 31, 2006.

At December 31, 2007, the Company also had a portfolio of prime-based loans totaling approximately $1.22 billion with rates that change immediately with changes to the prime rate of interest. Of this total, $760 million represented loans which had interest rate floors. These floors were at varying rates, with $328 million of these loans having floor rates of 7.0% or greater and another $343 million of these loans having floor rates between 5.5% and 7.0%. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and into 2008, as the "prime rate of interest" has gone down, the Company's loan portfolio again had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. Through March 15, 2008, the "prime rate of interest" has decreased an additional 125 basis points since December 31, 2007.

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

In the year ended December 31, 2007 compared to the year ended December 31, 2006, non-interest income decreased slightly due primarily to the impairment write-down in value of one available-for-sale Freddie Mac preferred stock security. This write-down totaled $1.1 million. In November and December 2007, the value of this security declined sharply due to the credit and capital concerns faced by many financial services companies, including government-sponsored enterprises Freddie Mac and Fannie Mae. Excluding this securities loss, non-interest income increased primarily as a result of higher commission revenues from our travel, insurance and investment divisions and deposit account charges, partially offset by lower fees on loans. This increase in commission revenues was primarily in the travel division as a result of the acquisition of a St. Louis travel agency in the first quarter of 2007 and internal growth. Fees from service charges and overdrafts will likely increase modestly in 2008 compared to 2007 as we expect that retail checking accounts will grow at a modest pace in 2008. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate banking relationships which will not generate as much fee income as smaller individual checking accounts. The level of commission revenue in our travel division in 2008 is likely to remain consistent with 2007 levels; however, given current general economic conditions, substantial shocks could occur in the financial markets or the travel industry that could reduce travel by businesses and individuals in 2008. Currently the Company does not have any plans to acquire additional travel agencies. Increasing non-interest income in 2006 was the early repayment of five unrelated loans that triggered significant prepayment fees. Non-interest income increased $1.6 million in the year ended December 31, 2007, and increased $1.5 million in the year ended December 31, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

In the year ended December 31, 2007 compared to the year ended December 31, 2006, operating expenses increased primarily due to the continued growth of the Company. The primary increases were in the categories of salaries and benefits expense, insurance, and expenses on foreclosed assets, with smaller increases and decreases in some of the other expense categories such as occupancy and equipment expense, postage, advertising and others. During the fourth quarter of 2006, Great Southern completed its acquisition of a travel agency in Columbia, Mo., and opened banking centers in Lee's Summit, Mo. and Ozark, Mo. In March 2007, Great Southern acquired a travel agency in St. Louis, Mo., and in June 2007, opened a banking center in Springfield, Mo. We anticipate that increases will occur again in 2008, at a moderate level, with regard to employee costs and occupancy expenses as we continue to add new banking centers to serve new and existing customers. We anticipate that expense increases in 2008 will be fairly consistent with the expense increases recorded in 2007.  In addition, due to the increases in levels of foreclosed assets, foreclosure-related expenses in 2007 were higher than in 2006.

In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007. For the year ended December 31, 2007, the Company incurred additional insurance expense of $568,000. The Company expects a similar quarterly expense of $300,000 in future quarters, with additional expense based upon deposit growth.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. This Statement seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Existing accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this Statement, entities may measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, companies must provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

In January 2007, the FASB issued an exposure draft – Disclosures about Derivative Instruments and Hedging Activities. This exposure draft would amend and expand the disclosure requirements in SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The FASB issued this proposed Statement to address concerns that the existing disclosure requirements for derivative instruments and related hedged items do not provide adequate information on the effect that derivative activities have on an entity’s overall consolidated financial condition or results of operations. Specific disclosure requirements are outlined in the proposed Statement. At this time, the FASB continues its deliberations regarding this exposure draft and has not adopted the final Statement. The Company continues to monitor the exposure draft to determine the impact, if any, on the consolidated financial condition or results of operations of the Company.

In November 2007, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. This SAB supersedes the guidance previously issued in SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. SFAS No. 141 (revised) applies to business combinations occurring after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. SFAS No. 160 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a material effect on the Company’s financial position or results of operations.

In January 2008, the FASB issued Statement 133 Implementation Issue No. E23 – Issues Involving the Application of the Shortcut Method Under Paragraph 68. This Implementation Issue amends the accounting and reporting requirements of paragraph 68 of Statement 133 (the shortcut method) to address certain practice issues. It addresses a limited number of issues that have caused implementation difficulties in the application of paragraph 68 of Statement 133. The objective is to improve financial reporting related to the shortcut method to increase comparability in financial statements. This pronouncement is effective for hedging relationships designated on or after January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

During the year ended December 31, 2007, the Company increased total assets by $191.4 million to $2.43 billion. Net loans increased by $141.4 million. The main loan areas experiencing increases were commercial and residential construction, commercial business, consumer and residential mortgage loans. The Company's strategy continues to be focused on growing the loan portfolio, while maintaining credit risk and interest rate risk at appropriate levels. For many years, the Company has developed a niche in commercial real estate and construction lending in Southwest Missouri. Great Southern's strategy is to continue to build on this competency in Southwest Missouri and in other geographic areas through the Company's loan production offices. Available-for-sale investment securities increased by $80.8 million, primarily due to increased balances of U. S. Government Agency securities which were used for pledging to public fund deposit accounts. While there is no specifically stated goal, the available-for-sale securities portfolio has in recent years been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 17.5% and 15.4% of total assets at December 31, 2007 and 2006, respectively. Cash and cash equivalents decreased $52.6 million, primarily due to smaller cash letter settlements between the Company and other banks at December 31, 2007. Foreclosed assets increased $15.6 million, primarily due to the foreclosure of several loan relationships throughout 2007.  See "Non-performing Assets" for additional information on foreclosed assets.

Total liabilities increased $177.1 million from December 31, 2006 to $2.24 billion at December 31, 2007. Deposits increased $59.3 million, FHLBank advances increased $34.7 million and short-term borrowings increased $95.8 million. The increase in short-term borrowings was the result of increases in securities sold under repurchase agreements with Bank customers ($23 million), increases in overnight borrowings ($23 million) and a term borrowing from the FRB ($50 million). FHLBank advances increased from $179.2 million at December 31, 2006, to $213.9 million at December 31, 2007. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Retail certificates of deposit increased $25.2 million, to $421.9 million. Total brokered deposits were $674.6 million at December 31, 2007, down from $708.2 million at December 31, 2006. Interest-bearing checking balances increased $101.0 million in the year ended December 31, 2007, to $491.1 million. Non-interest-bearing checking balances decreased $39.0 million in the year ended December 31, 2007, to $166.2 million. Checking account balances totaled $657.4 million at December 31, 2007, up from $595.3 million at December 31, 2006. Subordinated debentures issued to capital trust increased $5.2 million as a result of the Company's decision to add a new issue of trust preferred securities in 2007.

Stockholders' equity increased $14.3 million from $175.6 million at December 31, 2006 to $189.9 million at December 31, 2007. Net income for fiscal year 2007 was $29.3 million and accumulated other comprehensive income increased $1.3 million, partially offset by dividends declared of $9.2 million and net repurchases of the Company's common stock of $7.1 million. In 2007, the Company repurchased 342,377 shares of its common stock at an average price of $25.57 per share and reissued 65,609 shares of Company stock at an average price of $17.62 per share to cover stock option exercises.

Management intends to continue to repurchase stock from time to time as long as management believes that repurchasing the stock contributes to the overall growth of shareholder value. The timing of repurchases, number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's earnings per share.

Results of Operations and Comparison for the Years Ended December 31, 2007 and 2006

General

Including the effects of the Company's hedge accounting entries recorded in 2007 and 2006, net income decreased $1.4 million, or 4.7%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. This decrease was primarily due to an increase in non-interest expense of $2.9 million, or 5.8%, an increase in provision for income taxes of $484,000, or 3.5%, and a decrease in non-interest income of $261,000, or 0.9%, partially offset by an increase in net interest income of $2.2 million, or 3.1%.

Excluding the effects of the Company's hedge accounting entries recorded in 2007 and 2006, net income decreased $1.7 million, or 5.7%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. This decrease was primarily due to an increase in non-interest expense of $2.9 million, or 5.8%, an increase in provision for income taxes of $328,000, or 2.4%, and a decrease in non-interest income of $103,000, or 0.4%, partially offset by an increase in net interest income of $1.6 million, or 2.2%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

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

Non-GAAP Reconciliation
(Dollars in thousands)
	Year Ended December 31,
	2007		2006
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings	$29,299	$2.15	$30,743	$2.22

Amortization of deposit broker origination fees (net of taxes)	762	.05	1,155	.08

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(1,102)	(.08)	(1,204)	(.08)

Earnings excluding impact of hedge accounting entries	$28,959	$2.12	$30,694	$2.22

Total Interest Income

Total interest income increased $13.8 million, or 9.2%, during the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was due to a $9.6 million, or 7.2%, increase in interest income on loans and a $4.2 million, or 24.5%, increase in interest income on investments and other interest-earning assets. Interest income for both loans and investment securities and other interest-earning assets increased due to higher average balances. Interest income for investment securities and other interest-earning assets also increased due to higher average rates of interest while loans experienced average rates of interest that were effectively unchanged.

Interest Income - Loans

During the year ended December 31, 2007 compared to December 31, 2006, interest income on loans increased primarily due to higher average balances. Interest income increased $9.7 million as the result of higher average loan balances from $1.65 billion during the year ended December 31, 2006 to $1.77 billion during the year ended December 31, 2007. The higher average balance resulted principally from the Bank's increased commercial and residential construction lending, commercial business lending and consumer lending. The Bank's commercial real estate and multi-family residential average loan balances experienced small decreases, while one- to four-family residential average loan balances increased slightly during 2007.

Interest income on loans decreased $116,000 as the result of a slight reduction in average interest rates. The average yield on loans decreased from 8.05% during the year ended December 31, 2006, to 8.04% during the year ended December 31, 2007. Average loan rates were generally similar in 2007 and 2006, as a result of market rates of interest, primarily the "prime rate" of interest. During the first half of 2006, market interest rates increased, with the "prime rate" of interest increasing 1.00% by the end of June 2006. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the year ended December 31, 2006, the average yield on loans was 8.05% versus an average prime rate for the period of 7.96%, or a difference of 9 basis points. In the year ended December 31, 2007, the average yield on loans was 8.04% versus an average prime rate for the period of 8.05%, or a difference of a negative 1 basis point.

For the years ended December 31, 2007, and 2006, interest income was reduced $1.6 million and $695,000, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period. Partially offsetting this, the Company collected interest that was previously charged off in the amount of $227,000 and $189,000 in the years ended December 31, 2007 and 2006, respectively.  See "Net Interest Income" for additional information on the impact of this interest activity.

Additionally, recent FRB interest rate cuts subsequent to December 31, 2007, have impacted interest income and net interest income. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. This negative impact is expected to be offset over the following 60- to 120-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits, borrowings and interest rate swaps should also reduce as a result of changes in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures.

Interest Income - Investments and Other Interest-earning Deposits

Interest income on investments and other interest-earning assets increased as a result of higher average rates of interest during the year ended December 31, 2007, when compared to the year ended December 31, 2006. Interest income increased by $2.1 million as a result of an increase in average interest rates from 4.39% during the year ended December 31, 2006, to 4.91% during the year ended December 31, 2007. In 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reached interest rate reset dates in 2007, their rates increased along with market interest rate increases. Approximately $50-55 million will have interest rate resets at some time in 2008, with the currently projected weighted average coupon rate decreasing approximately .34% based on market interest rates at December 31, 2007. In addition, approximately $25-30 million will have initial interest rate resets at some time in 2009. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The Company has total variable-rate mortgage-backed securities of approximately $109 million at December 31, 2007. In addition, the Company also increased its portfolio of tax-exempt securities issued by states and municipalities over the past two years from $46 million at December 31, 2005 to $63 million at December 31, 2007. These securities generally have coupon yields that are comparable to treasury market interest rates; however, the tax-equivalent yield is higher. Interest income increased $2.0 million as a result of an increase in average balances from $387 million during the year ended December 31, 2006, to $431 million during the year ended December 31, 2007. This increase was primarily in available-for-sale agency securities, where securities were needed for liquidity and pledging to deposit accounts under customer repurchase agreements and public fund deposits. Many of these agency securities are callable at the option of the issuer, so it is likely that, as market interest rates have declined, agency security balances will be reduced in 2008.

Total Interest Expense

Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, total interest expense increased $11.6 million, or 14.4%, during the year ended December 31, 2007, when compared with the year ended December 31, 2006, primarily due to an increase in interest expense on deposits of $10.5 million, or 16.0%, an increase in interest expense on short-term borrowings of $1.7 million, or 30.2%, and an increase in interest expense on subordinated debentures issued to capital trust of $579,000, or 43.4%, partially offset by a decrease in interest expense on FHLBank advances of $1.2 million, or 14.4%.

Excluding the effects of the Company's hedge accounting entries recorded in 2007 and 2006 for certain interest rate swaps, economically, total interest expense increased $12.2 million, or 15.4%, during the year ended December 31, 2007, when compared with the year ended December 31, 2006, primarily due to an increase in interest expense on deposits of $11.1 million, or 17.4%, an increase in interest expense on short-term borrowings of $1.7 million, or 30.2%, and an increase in interest expense on subordinated debentures issued to capital trust of $579,000, or 43.4%, partially offset by a decrease in interest expense on FHLBank advances of $1.2 million, or 14.4%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Interest Expense - Deposits

Including the effects of the Company's hedge accounting entries recorded in 2007 and 2006, interest on demand deposits increased $1.5 million due to an increase in average rates from 3.01% during the year ended December 31, 2006, to 3.34% during the year ended December 31, 2007.  Average interest rates increased due to higher overall market rates of interest in 2006 and the first nine months of 2007. Market rates of interest on checking and money market accounts began to increase prior to 2007 as the FRB raised short-term interest rates. Interest on demand deposits increased $1.9 million due to an increase in average balances. The Company's interest-bearing checking balances have grown in the past several years through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were $481 million, $421 million and $382 million in 2007, 2006 and 2005, respectively. Average non-interest bearing demand balances were $171 million, $189 million and $170 million in 2007, 2006 and 2005, respectively.

Interest expense on deposits increased $2.1 million as a result of an increase in average rates of interest on time deposits from 5.12% during the year ended December 31, 2006, to 5.32% during the year ended December 31, 2007, and increased $5.1 million due to an increase in average balances of time deposits from $1.036 billion during the year ended December 31, 2006, to $1.132 billion during the year ended December 31, 2007. The average interest rates increased due to higher overall market rates of interest throughout 2006 and into 2007. As certificates of deposit matured in 2006 and the first half of 2007, they were generally replaced with certificates bearing a higher rate of interest. Market rates of interest on new certificates began to increase in the latter half of 2004 through the first half of 2007 as the FRB raised short-term interest rates. In 2006, the Company increased its balances of brokered certificates of deposit to fund a portion of its loan growth. Brokered certificates of deposit balances decreased $33.6 million in 2007, to $674.6 million. Retail certificates of deposit increased $25.2 million in 2007, to $421.9 million. In addition, the Company's interest rate swaps repriced higher in 2006 and 2007 in conjunction with the increases in market interest rates, specifically LIBOR.  LIBOR interest rates increased compared to Federal Funds rates in the last half of 2007 as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates were elevated approximately 30-70 basis points compared to historical averages versus the stated Federal Funds rate. The Company has interest rate swaps and other borrowings that are indexed to LIBOR, thereby causing increased funding costs. These higher LIBOR interest rates have declined significantly during January and February 2008.

The effects of the Company's hedge accounting entries recorded in 2007 and 2006 did not impact interest on demand deposits.

Excluding the effects of the Company's hedge accounting entries recorded in 2007 and 2006, economically, interest expense on deposits increased $2.8 million as a result of an increase in average rates of interest on time deposits from 4.95% during the year ended December 31, 2006, to 5.21% during the year ended December 31, 2007, and increased $4.9 million due to an increase in average balances of time deposits from $1.036 billion during the year ended December 31, 2006, to $1.132 billion during the year ended December 31, 2007. The average interest rates increased due to higher overall market rates of interest throughout 2006 and into 2007. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

Interest expense on FHLBank advances decreased $1.7 million due to a decrease in average balances on FHLBank advances from $180 million in the year ended December 31, 2006, to $145 million in the year ended December 31, 2007.  The reason for this decrease was the Company elected to utilize other forms of alternative funding during 2007.  Partially offsetting this decrease, FHLBank advances experienced an increase in average interest rates from 4.51% during the year ended December 31, 2006, to 4.81% during the year ended December 31, 2007, resulting in increased interest expense of $514,000.

Interest expense on short-term borrowings increased $1.8 million due to an increase in average balances on short-term borrowings from $130 million during the year ended December 31, 2006, to $171 million during the year ended December 31, 2007. Partially offsetting this increase, average interest rates decreased from 4.36% in the year ended December 31, 2006, to 4.30% in the year ended December 31, 2007, resulting in decreased interest expense of $75,000. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with Great Southern's corporate customers and increased short-term borrowings in the latter portion of 2007 to take advantage of declining Federal Funds rates. Market rates of interest on short-term borrowings increased beginning in the middle of 2004 through early 2007 as the FRB raised short-term interest rates. The FRB began to lower short-term interest rates in the latter portion of 2007 and has continued to lower these rates in the first two months of 2008.

Interest expense on subordinated debentures issued to capital trust increased $646,000 due to increases in average balances from $18.7 million in the year ended December 31, 2006, to $28.2 million in the year ended December 31, 2007. The average rate of interest on these subordinated debentures decreased slightly in 2007 as these liabilities pay a variable rate of interest that is indexed to LIBOR. In November 2006, the Company redeemed its trust preferred debentures which were issued in 2001 and replaced them with new trust preferred debentures. These new debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.60%, adjusting quarterly. In July 2007, the Company issued additional trust preferred debentures. These new debentures are also not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.40%, adjusting quarterly.

Net Interest Income

Including the impact of the accounting entries recorded for certain interest rate swaps, net interest income for the year ended December 31, 2007 increased $2.2 million to $71.4 million compared to $69.2 million for the year ended December 31, 2006. Net interest margin was 3.24% in the year ended December 31, 2007, compared to 3.39% in 2006, a decrease of 15 basis points. This margin decrease was caused by several factors. For the years ended December 31, 2007, and 2006, interest income was reduced $1.6 million and $695,000, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period. Partially offsetting this, the Company collected interest that was previously charged off in the amount of $227,000 and $189,000 in the years ended December 31, 2007 and 2006, respectively. Another factor that negatively impacted net interest income and net interest margin in 2007, was the increase in the spread between LIBOR interest rates compared to Federal Funds rates in the last half of 2007 as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates were elevated approximately 30-70 basis points compared to historical averages versus the stated Federal Funds rate. The Company has interest rate swaps and other borrowings that are indexed to LIBOR, thereby causing increased funding costs. These relative higher LIBOR interest rates have declined to more normal levels in 2008. Additionally, recent FRB interest rate cuts have impacted net interest income. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. This negative impact is expected to be offset over the following 60 to 120-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits, borrowings and interest rate swaps should also reduce as a result of changes in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures.

The Company's overall interest rate spread decreased 12 basis points, or 4.2%, from 2.83% during the year ended December 31, 2006, to 2.71% during the year ended December 31, 2007. The decrease was due to a 19 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 7 basis point increase in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 15 basis points, or 4.4%, from 3.39% for the year ended December 31, 2006, to 3.24% for the year ended December 31, 2007. In comparing the two years, the yield on loans decreased 1 basis point while the yield on investment securities and other interest-earning assets increased 52 basis points. The rate paid on deposits increased 22 basis points, the rate paid on FHLBank advances increased 30 basis points, the rate paid on short-term borrowings decreased 6 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 34 basis points. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

For the year ended December 31, 2007, compared to 2006, the average balance of investment securities increased by approximately $44 million due to the purchase of securities in early 2007 to pledge against increased public fund deposits and customer repurchase agreements. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin.

Excluding the impact of the accounting entries recorded for certain interest rate swaps, economically, net interest income for the year ended December 31, 2007 increased $1.6 million to $72.6 million compared to $71.0 million for the year ended December 31, 2006. Net interest margin excluding the effects of the accounting change was 3.29% in the year ended December 31, 2007, compared to 3.48% in the year ended December 31, 2006. The Company's overall interest rate spread decreased 16 basis points, or 5.5%, from 2.93% during the year ended

December 31, 2006, to 2.77% during the year ended December 31, 2007. The decrease was due to a 23 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 7 basis point increase in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 19 basis points, or 5.5%, from 3.48% for the year ended December 31, 2006, to 3.29% for the year ended December 31, 2007. In comparing the two years, the yield on loans decreased 1 basis point while the yield on investment securities and other interest-earning assets increased 52 basis points. The rate paid on deposits increased 26 basis points, the rate paid on FHLBank advances increased 30 basis points, the rate paid on short-term borrowings decreased 6 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 34 basis points.

The prime rate of interest averaged 8.05% during the year ended December 31, 2007 compared to an average of 7.96% during the year ended December 31, 2006. The prime rate began to increase in the second half of 2004 and throughout 2005 and 2006 as the FRB began to raise short-term interest rates, and stood at 8.25% at December 31, 2006. In the last three months of 2007, the FRB began to decrease short-term interest rates. At December 31, 2007, the prime rate stood at 7.25%. Over half of the Bank's loans were tied to prime at December 31, 2007. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate risk management.

Non-GAAP Reconciliation:
 (Dollars in thousands)

	Year Ended December 31
	2007		2006
	$	%	$	%

Reported Net Interest Income/Margin	$71,405	3.24%	$69,227	3.39%

Amortization of deposit broker origination fees	1,172	.05	1,777	.09

Net interest income/margin excluding impact of hedge accounting entries	$72,577	3.29%	$71,004	3.48%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Annual Report on Form 10-K. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses was $5.5 million and $5.5 million during the years ended December 31, 2007 and December 31, 2006, respectively. The allowance for loan losses decreased $0.8 million, or 3.0%, to $25.5 million at December 31, 2007 compared to $26.3 million at December 31, 2006. Net charge-offs were $6.3 million in 2007 versus $3.7 million in 2006. The increases in charge-offs and foreclosed assets were due to general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management has established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectibility of the portfolio. Management determines which loans are potentially uncollectible, or represent a greater risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The Bank's allowance for loan losses as a percentage of total loans was 1.38% and 1.54% at December 31, 2007 and 2006, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions. Potential problem loans are included in management's consideration when determining the adequacy of the provision and allowance for loan losses.

Non-performing Assets

As a result of continued growth in the loan portfolio, changes in portfolio mix, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at December 31, 2007, were $55.9 million, up $30.9 million from December 31, 2006. Non-performing assets as a percentage of total assets were 2.30% at December 31, 2007. Compared to December 31, 2006, non-performing loans increased $15.3 million to $35.5 million while foreclosed assets increased $15.6 million to $20.4 million. Commercial real estate, commercial and residential construction and business loans comprised $33.2 million, or 94%, of the total $35.5 million of non-performing loans at December 31, 2007. Commercial real estate, construction and business loans historically comprise the majority of non-performing loans.

Net charge-offs for the year ended December 31, 2007, were $6.3 million as compared to $3.7 million for the year ended December 31, 2006. The increases in charge-offs and foreclosed assets were due to general economic and market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate. The Company's allowance for loan losses was $25.5 million and $26.3 million at December 31, 2007 and 2006, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions. Potential problem loans are included in management's consideration when determining the adequacy of the provision and allowance for loan losses.

Non-performing Loans. Compared to December 31, 2006, non-performing loans increased $15.3 million to $35.5 million. Non-performing loan increases and decreases are described below.

Increases in non-performing loans in 2007 included:

--
A $10.3 million loan relationship, which is primarily secured by a condominium and retail historic rehabilitation development in St. Louis, Mo. This was originally included as a $9.4 million relationship and has increased due to costs to complete construction. The project was completed during the first quarter of 2008 and the Company has begun marketing efforts to lease the condominium and retail spaces. The Company expects to receive Federal and State tax credits later in 2008, which should reduce the balance of this relationship to approximately $5.0 million. The Company has obtained a recent appraisal that substantiates the value of the project. Because of the tax credits involved, the Company expects to foreclose on this property at some point in the future and hold this property for several years. The Company expects to remove this relationship from loans and hold it as a depreciating asset once the tax credit process is completed. Current projections by the Company indicate that a positive return on the investment is expected once the space is leased.

--	A $1.3 million loan relationship, which is secured by a restaurant building in northwest Arkansas. The Company has begun foreclosure on this property.
--
A $2.4 million loan relationship, which was described in the March 31, 2007, Quarterly Report on Form 10-Q. During the six months ended December 31, 2007, the original $5.4 million relationship was reduced to $2.4 million through the foreclosure and subsequent sale of the real estate collateral. At the time of the foreclosure on these real estate assets, there was no charge-off against the allowance for loan losses. The remaining $2.4 million is secured by the borrower’s ownership interest in a business. The borrower is pursuing options to pay off this loan.

--
A $5.7 million loan relationship, which is primarily secured by two office and retail historic rehabilitation developments. At the time this relationship was transferred to the Non-performing Loans category the Company recorded a write-down of $240,000. Both of the projects are completed and the space in both cases is partially leased. The projects are located in southeast Missouri and southwest Missouri, respectively. The borrower is marketing the properties for sale; however, the Company has begun foreclosure proceedings in the event that the borrower is not successful in selling the properties.

--	A $1.9 million loan relationship, which is secured by partially-developed subdivision lots in northwest Arkansas. The Company has begun foreclosure proceedings.

At December 31, 2007, eight significant loan relationships accounted for $27.7 million of the total non-performing loan balance of $35.5 million. In addition to the five relationships noted above, three other loan relationships were previously included in Non-performing Loans and remained there at December 31, 2007. These relationships were described in the December 31, 2006, Annual Report on Form 10-K, and in previous Quarterly Reports on Form 10-Q. One of these relationships, a $3.3 million loan on a nursing home in the State of Missouri, was paid off in the first quarter of 2008 upon the sale of the facility. The Company had previously recorded a charge to the allowance for loan losses regarding this relationship and recovered approximately $500,000 to the allowance upon receipt of the loan payoff.  The other two unrelated relationships totaled $1.0 million and $1.7 million, respectively.  Both of these relationships are secured primarily by single-family houses and residential subdivision lots. The $1.0 million relationship has been foreclosed upon and transferred to foreclosed assets at a book value of $700,000 after a charge-off to the allowance for loan losses of $320,000. The Company is in process of foreclosing on the $1.7 million relationship and is currently determining what, if any, charge-off to the allowance for loan losses is needed regarding this relationship.

Two other significant relationships were both added to the Non-performing Loans category and subsequently transferred to foreclosed assets during the year ended December 31, 2007:

--
A $4.6 million loan relationship, described in the June 30, 2007, Quarterly Report on Form 10-Q, which is secured by two residential developments in the Kansas City, Mo., metropolitan area. At the time of the transfer to foreclosed assets, the asset was reduced to $4.3 million through a charge-off to the allowance for loan losses.

--
A $1.5 million loan relationship, which was described in the June 30, 2007, Quarterly Report on Form 10-Q. During the quarter ended September 30, 2007, the loans in this relationship were transferred to foreclosed assets. At the time of the transfer, this relationship was reduced by $538,000 through a charge-off against the allowance for loan losses.

One other significant relationship was included in the Non-performing Loans category at December 31, 2006, and subsequently transferred to foreclosed assets during the year ended December 31, 2007. This relationship involved a motel located in the State of Illinois.  At December 31, 2007, this relationship was included in foreclosed assets at $2.6 million. This motel was sold in the first quarter 2008 with no additional loss incurred by the Company.

Foreclosed Assets. Of the total $20.4 million of foreclosed assets at December 31, 2007, foreclosed real estate totaled $20.0 million and repossessed automobiles, boats and other personal property totaled $410,000. Foreclosed assets increased $15.6 million during the year ended December 31, 2007, from $4.8 million at December 31, 2006, to $20.4 million at December 31, 2007. During the year ended December 31, 2007, foreclosed assets increased primarily due to the addition of five significant relationships to the foreclosed assets category and the addition of several smaller relationships that involve houses that are completed and for sale or under construction, as well as developed subdivision lots, partially offset by the sale of similar houses and subdivision lots. These five significant relationships remain in foreclosed assets at December 31, 2007, and are described below.

At December 31, 2007, five separate relationships totaled $13.1 million, or 65%, of the total foreclosed assets balance. These five relationships include:

--	A $2.6 million relationship, which involves a motel in the State of Illinois. As discussed above, the motel was sold in the first quarter 2008 at no additional loss to the Company.
--
A $3.1 million relationship, which involves residential developments in Northwest Arkansas. One of the developments has some completed houses and additional lots. The second development is comprised of completed duplexes and triplexes. A few sales of single-family houses have occurred and the remaining properties are being marketed for sale.

--
A $4.3 million loan relationship, which involves two residential developments in the Kansas City, Mo., metropolitan area. These two subdivisions are primarily comprised of developed lots with some additional undeveloped ground. The Company is marketing these projects and has seen some recent interest by prospective purchasers.

--	A $1.8 million relationship, which involves a residence and commercial building in the Lake of the Ozarks, Mo., area. The Company is marketing these properties for sale.
--
A $1.3 million relationship, which involves residential developments, primarily residential lots in three different subdivisions and undeveloped ground, in the Branson, Mo., area. The Company has been in contact with various developers to determine interest in the projects.

Potential Problem Loans. Potential problem loans increased $16.7 million during the year ended December 31, 2007 from $13.6 million at December 31, 2006 to $30.3 million at December 31, 2007. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets.

During the year ended December 31, 2007, potential problem loans increased primarily due to the addition of six unrelated relationships totaling $20.0 million to the Potential Problem Loans category. Four of these relationships involve residential construction and development loans. Two relationships are in Springfield, Mo., and total $1.7 million and $3.0 million, respectively; one relationship near Little Rock, Ark. totals $4.8 million; and one relationship in the St. Louis area totals $4.3 million. This St. Louis area relationship was foreclosed in the first quarter 2008. The Company recorded a loan charge-off of $1.0 million at the time of transfer to foreclosed assets based upon updated valuations of the assets. The Company is pursuing collection efforts against the guarantors on this credit.  The fifth relationship consists of a condominium development in Kansas City totaling $3.2 million. Some sales have occurred during 2007, with the outstanding balance decreasing $1.9 million in 2007. The sixth relationship consists of a retail center, improved commercial land and other collateral in the states of Georgia and Texas totaling $2.9 million. During the first quarter of 2008, performance on the relationship improved and the Company obtained additional collateral.

At December 31, 2007, two other large unrelated relationships were included in the Potential Problem Loan category. Both of these relationships were included in the potential problem loan category at December 31, 2006. The first relationship totaled $3.3 million at December 31, 2006, and was reduced to $1.4 million at December 31, 2007, through the sale of houses and townhomes. The relationship is secured primarily by a retail center, developed and undeveloped residential subdivisions, and single-family houses being constructed for resale in the Springfield, Missouri, area. The second relationship totaled $2.7 million and is secured primarily by a motel in the State of Florida. The motel is operating but payment performance has been slow at times. At December 31, 2007, these eight significant relationships described above accounted for $24.1 million of the potential problem loan total.

        Subsequent Event Regarding Potential Problem Loans.  One of the Bank’s largest lending relationships is a loan to an Arkansas-based bank holding company (ABHC). In addition, the Bank has made other loans to three of ABHC’s stockholders (two of which are directors and/or executive officers of the holding company and the bank), at least partially secured by ABHC’s stock. ABHC, through its subsidiary bank (ABank), is primarily a commercial real estate lender with an emphasis on land development and residential construction lending. In addition to the Arkansas lending franchise, ABank also has significant lending activities in the Mountain West and Southwest regions of the United States. The lending relationship with ABHC began in 1997, and is secured by a first lien against 100% of the stock of ABank. The loans to the stockholders are secured by each stockholder’s stock in ABHC, as well as other collateral. At December 31, 2007, the outstanding balance on the loan to ABHC was $30.0 million. The loan was current as of that date, and ABank’s capital exceeded the amount of the loan, but the borrower was in default on certain of its financial covenants. During the past several months, markets for land development and new housing nationally, and particularly in Arkansas and portions of the Southwest, have seen a downturn. ABank began to experience the effects of this downturn through increased delinquencies and somewhat higher levels of non-performing loans in 2007. As a result, ABank’s regulators restricted certain of ABank’s operations and required increased reserves and capital. Subsequent to December 31, 2007, ABank reported that non-performing loans and foreclosed assets increased dramatically and significant additional reserves were being taken, reducing ABank’s capital even further.

      As a result, during the March 31, 2008 quarter, Great Southern has classified ABHC’s loan as substandard and included it in “potential problem loans.” Based upon ABank’s most recent call report (as amended), ABank’s capital has been reduced but is still at a level that appears to provide adequate collateral for Great Southern’s loan. Thus, Great Southern has not made a specific allocation of its allowance for loan losses to the ABHC credit.  Since the beginning of this year, Great Southern has obtained additional, unrelated collateral to help secure a portion of the outstanding balance of the loans to the individual stockholders, and a $3.3 million payment was made reducing one of the loans. To date, however, there is still a portion that is not covered by additional collateral. Therefore, $9.4 million of the loans to individual stockholders have been classified as substandard and are now included in “potential problem loans” and $6.4 million of these loans are now considered non-performing. A specific allocation in the Bank’s allowance for loan losses has been set up for a portion of the non-performing and a portion of the substandard loans to the individual stockholders.

Based on the information currently available, the Company believes that its allowance for loan losses is adequate. The ability of ABHC to ultimately resolve its issues and pay the Bank’s loan off is subject to a number of factors, including the land development and housing markets in its market areas, the strength of its borrowers, the ability of ABHC and ABank to restructure their balance sheets and increase capital and the ability of ABHC and ABank to timely comply with the requirements of their federal bank regulators. The federal bank regulators have extensive enforcement authority over ABHC and ABank, giving them the ability to take actions which could negatively impact our lending position without prior notice to us. In addition, if ABHC and ABank are not successful in their efforts, the loan may be required to be charged off in whole or in part, significantly reducing future income. ABHC and ABank are actively pursuing various alternatives to work out their credit problems, increase capital ratios and strengthen their balance sheets. Great Southern is monitoring these activities closely, but does not control the process.

Non-interest Income

Including the effects of the Company's hedge accounting entries recorded in 2007 and 2006 for certain interest rate swaps, non-interest income for the year ended December 31, 2007 was $29.4 million compared with $29.6 million for the year ended December 31, 2006. The $261,000, or 0.9%, decrease in non-interest income was primarily the result of the impairment write-down in value of one available-for-sale Freddie Mac preferred stock security. This write-down totaled $1.1 million. This security has an interest rate that resets to a market index every 24 months and currently yields a tax-equivalent interest rate of about 8.5-9.0%. The security has had unrealized gains and losses from time to time. These unrealized gains and losses were recorded directly to equity in prior periods, so this other-than-temporary write-down did not affect total equity. Throughout the first ten months of 2007, as expected, the fair value of the security increased as market interest rates fell. However, in November and December 2007 the value of this security declined sharply due to the credit and capital concerns faced by many financial services companies, including government-sponsored enterprises Freddie Mac and Fannie Mae. Freddie Mac and Fannie Mae have recently issued new perpetual preferred stock at higher yields than this security and that has also driven the value down for many of the previously issued preferred stocks. The Company has the ability to continue to hold this security in its portfolio for the foreseeable future and believes that the fair value of this security may recover from the current level in future periods, if and when credit and capital concerns subside for these government-sponsored enterprises.

    Other items of non-interest income in 2007 increased $879,000 compared to 2006, primarily as a result of higher revenue from commissions and deposit account charges, partially offset by lower fees on loans. For the year ended December 31, 2007, service charges on deposit accounts and ATM fees increased $542,000, or 3.7%, compared to 2006 due to the increase in deposit accounts. During 2007, commission income from the Company's travel, insurance and investment divisions increased $767,000, or 8.4%, compared to the same period in 2006. This increase was primarily in the travel division as a result of the acquisition of a St. Louis travel agency in the first quarter of 2007 and internal growth.  Total late charges and fees on loans decreased $605,000 in the year ended December 31, 2007, compared to the same period in 2006 due primarily to the early repayment of five unrelated loans that triggered total prepayment fees of $532,000 in the year ended December 31, 2006.  Although the Company does receive prepayment fees from time to time, it is difficult to forecast when and in what amounts these fees will be collected. Non-interest income increased $1.6 million in the year ended December 31, 2007, and increased $1.5 million in the year ended December 31, 2006, as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005. Other income in 2007 and 2006 includes the net benefits realized on federal historic tax credits utilized by the Company in both 2007 and 2006. The Company expects to utilize federal historic tax credits in the future; however, the timing and amount of these credits will vary depending upon availability of the credits and ability of the Company to utilize the credits.

Non-GAAP Reconciliation (Dollars in thousands)

	Year Ended December 31, 2007
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$29,371	$1,695	$27,676

	Year Ended December 31, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$29,632	$1,853	$27,779

Non-Interest Expense

Total non-interest expense increased $2.9 million, or 5.8%, from $48.8 million in the year ended December 31, 2006, compared to $51.7 million in the year ended December 31, 2007. The increase was primarily due to: (i) an increase of $1.9 million, or 6.6%, in salaries and employee benefits; (ii) an increase of $597,000, or 68.2%, in insurance expense, primarily FDIC deposit insurance; (iii) an increase of $489,000, or 410%, in expense on foreclosed assets and (iv) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, advertising, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. The Company's efficiency ratio for the year ended December 31, 2007, was 51.26% compared to 49.37% in 2006. These efficiency ratios include the impact of the hedge accounting entries for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the full year 2007 was 51.53% compared to 49.41% in 2006. The Company's ratio of non-interest expense to average assets decreased from 2.23% for the year ended December 31, 2006, to 2.18% for the year ended December 31, 2007. As discussed in the Company's 2006 Annual Report on Form 10-K, changes were made to the Company's retirement plans in 2006. These changes resulted in a decrease of $315,000 in expenses in the year ended December 31, 2007, compared to 2006.

In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007. The Company incurred additional insurance expense of $568,000 related to this in 2007, and the Company expects expense of approximately $300,000 per quarter in subsequent quarters, with additional expense based upon deposit growth.

Due to the increases in levels of foreclosed assets, foreclosure-related expenses in 2007 were higher than 2006 by approximately $489,000 (net of income received on foreclosed assets). As previously disclosed in the Company's filings for the fourth quarter and full year 2006, these periods included an expense item of $783,000 ($501,000 after tax), which was a non-cash write-off of unamortized issuance costs related to the redemption of the 9.0% Cumulative Trust Preferred Securities of Great Southern Capital Trust I.

The Company's increase in non-interest expense in 2007 compared to 2006 also related to the continued growth of the Company. During the fourth quarter of 2006, Great Southern completed its acquisition of a travel agency in Columbia, Mo., and opened banking centers in Lee's Summit, Mo. and Ozark, Mo. In March 2007, Great Southern acquired a travel agency in St. Louis, Mo., and in June 2007, opened a banking center in Springfield, Mo. As a result, in the year ended December 31, 2007, compared to the year ended December 31, 2006, non-interest expenses increased $1.9 million related to the ongoing operations of these entities.

Non-GAAP Reconciliation:
 (Dollars in thousands)
	Year Ended December 31,
	2007			2006
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$51,659	$100,776	51.26%	$48,807	$98,859	49.37%

Amortization of deposit broker origination fees	---	1,172	(.61)	---	1,777	(.88)
Net change in fair value of interest rate swaps and related deposits	---	(1,695)	.88	---	(1,853)	.92

Efficiency ratio excluding impact of hedge accounting entries	$51,659	$100,253	51.53%	$48,807	$98,783	49.41%

*Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income increased from 31.1% for the year ended December 31, 2006, to 32.9% for the year ended December 31, 2007. The lower effective tax rate (as compared to the statutory federal tax rate of 35.0%) was primarily due to higher balances and rates of tax-exempt investment securities and loans, federal tax credits and deductions for stock options exercised by certain employees. For future periods, the Company expects the effective tax rate to be in the range of 32-33% of pre-tax net income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $3.2 million, $2.8 million and $2.0 million for 2007, 2006 and 2005, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	December 31, 2007	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
One- to four-family residential	7.02%	$180,797	$12,714	7.03%	$177,040	$12,031	6.80%	$177,572	$10,133	5.71%
Other residential	7.76	81,568	6,914	8.48	86,251	7,078	8.21	118,384	8,655	7.31
Commercial real estate	7.69	456,377	37,614	8.24	464,710	37,958	8.17	475,325	32,205	6.78
Construction	7.62	673,576	55,993	8.31	586,343	49,792	8.49	391,613	27,125	6.93
Commercial business	7.30	171,902	14,160	8.24	111,742	9,587	8.58	105,426	7,140	6.77
Other loans	8.07	153,421	11,480	7.48	142,877	10,560	7.39	136,772	9,565	6.99
Industrial revenue bonds(1)	7.19	56,612	3,844	6.79	84,199	6,088	7.23	53,346	3,306	6.20

Total loans receivable	7.58	1,774,253	142,719	8.04	1,653,162	133,094	8.05	1,458,438	98,129	6.73

Investment securities and other interest- earning assets(1)	5.49	430,874	21,152	4.91	387,110	16,987	4.39	409,691	16,366	3.99

Total interest-earning assets	7.18	2,205,127	163,871	7.43	2,040,272	150,081	7.36	1,868,129	114,495	6.12

Noninterest-earning assets:
Cash and cash equivalents		84,668			98,210			92,402
Other non-earning assets		50,648			40,710			26,635

Total assets		$2,340,443			$2,179,192			$1,987,166
Interest-bearing liabilities:
Interest-bearing demand and savings	2.75	$480,756	16,043	3.34	$421,201	12,678	3.01	$381,840	8,093	2.12
Time deposits	4.83	1,131,825	60,189	5.32	1,035,685	53,055	5.12	890,925	34,176	3.84
Total deposits	4.18	1,612,581	76,232	4.73	1,456,886	65,733	4.51	1,272,765	42,269	3.32
Short-term borrowings	3.75	170,946	7,356	4.30	129,523	5,648	4.36	157,747	4,969	3.15
Subordinated debentures issued to capital trust	6.53	28,223	1,914	6.78	18,739	1,335	7.12	18,306	986	5.39
FHLB advances	4.22	144,773	6,964	4.81	180,414	8,138	4.51	203,719	7,873	3.86

Total interest-bearing liabilities	4.18	1,956,523	92,466	4.72	1,785,562	80,854	4.53	1,652,537	56,097	3.39

Noninterest-bearing liabilities:
Demand deposits		171,479			189,484			170,199
Other liabilities		26,716			38,352			14,401

Total liabilities		2,154,718			2,013,398			1,837,137

Stockholders’ equity		185,725			165,794			150,029

Total liabilities and stockholders' equity		$2,340,443			$2,179,192			$1,987,166

Net interest income:
Interest rate spread	3.00%		$71,405	2.71%		$69,227	2.83%		$58,398	2.73%
Net interest margin*				3.24%			3.39%			3.13%

Average interest-earning assets to average interest-bearing liabilities		112.7%			114.3%			113.1%

_________________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $69,687,000, $63,125,000 and $57,697,000 for 2007, 2006 and 2005, respectively. In addition, average tax-exempt industrial revenue bonds were $30,583,000, $25,766,000 and $18,395,000 in 2007, 2006 and 2005, respectively. Interest income on tax-exempt assets included in this table was $4,449,000, $4,022,000 and $3,577,000 for 2007, 2006 and 2005, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3,176,000, $2,820,000 and $2,900,000 for 2007, 2006 and 2005, respectively.

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

	Year Ended December 31, 2007 vs. December 31, 2006			Year Ended December 31, 2006 vs. December 31, 2005
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(116)	$9,741	$9,625	$20,822	$14,143	$34,965
Investment securities and other interest-earning assets	2,133	2,032	4,165	1,410	(789)	621

Total interest-earning assets	2,017	11,773	13,790	22,232	13,354	35,586

Interest-bearing liabilities:
Demand deposits	1,462	1,903	3,365	3,682	903	4,585
Time deposits	2,076	5,058	7,134	12,718	6,161	18,879

Total deposits	3,538	6,961	10,499	16,400	7,064	23,464
Short-term borrowings	(75)	1,783	1,708	1,270	(591)	679
Subordinated debentures issued to capital trust	(67)	646	579	325	24	349
FHLBank advances	514	(1,688)	(1,174)	1,227	(962)	265

Total interest-bearing liabilities	3,910	7,702	11,612	19,222	5,535	24,757

Net interest income	$(1,893)	$4,071	$2,178	$3,010	$7,819	$10,829

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

Non-GAAP Reconciliation
(Dollars in thousands)

	Year Ended December 31,
	2006		2005
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings	$30,743	$2.22	$22,671	$1.63

Amortization of deposit broker origination fees (net of taxes)	1,155	.08	776	.05

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(1,204)	(.08)	4,290	.31

Earnings excluding impact of hedge accounting entries (2006)/ accounting change for interest rate swaps (2005)	$30,694	$2.22	$27,737	$1.99

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

Interest Income - Investments and Other Interest-earning Deposits

Interest income on investments and other interest-earning assets increased mainly as a result of higher average rates of interest during the year ended December 31, 2006, when compared to the year ended December 31, 2005. Interest income increased by $1.4 million as a result of an increase in average interest rates from 3.99% during the year ended December 31, 2005, to 4.39% during the year ended December 31, 2006. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reach interest rate reset dates, their rates should increase along with market interest rate increases. Approximately $55-60 million will have interest rate resets at some time in 2007, with the currently projected weighted average coupon rate increasing approximately 1.25%. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The Company has total variable-rate mortgage-backed securities of approximately $121 million at December 31, 2006. In addition, the Company increased its portfolio of tax-exempt securities issued by states and municipalities, from $34 million at December 31, 2004 to $52 million at December 31, 2006. These securities generally have coupon yields that are comparable to the variable-rate mortgage-backed securities that the Company purchased; however, the tax-equivalent yield is higher. Interest income decreased $789,000 as a result of a decrease in average balances from $410 million during the year ended December 31, 2005, to $387 million during the year ended December 31, 2006. This decrease was primarily in available-for-sale securities, where securities in excess of those needed for liquidity and pledging to deposit accounts under repurchase agreements were not replaced.

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

Interest expense on deposits increased $12.7 million as a result of an increase in average rates of interest on time deposits from 3.84% during the year ended December 31, 2005, to 5.12% during the year ended December 31, 2006, and increased $6.2 million due to an increase in average balances of time deposits from $891 million during the year ended December 31, 2005, to $1.036 billion during the year ended December 31, 2006. The average interest rates increased due to higher overall market rates of interest throughout 2006. As certificates of deposit matured in 2006, they were generally replaced with certificates bearing a higher rate of interest. Market rates of interest on new certificates began to increase in the latter half of 2004 and throughout 2005 and 2006 as the FRB started raising short-term interest rates. In 2005 and 2006, the Company increased its balances of brokered certificates of deposit to fund a portion of its loan growth. In addition, the Company's interest rate swaps repriced to higher rates in conjunction with the increases in market interest rates, specifically LIBOR.

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

Non-GAAP Reconciliation:
 (Dollars in thousands)

	Year Ended December 31
	2006		2005

Reported Net Interest Margin	$69,227	3.39%	$58,398	3.13%

Amortization of deposit broker origination fees	1,777	.09	1,194	.06

Interest rate swap net settlements	---	---	3,408	.18

Net interest margin excluding impact of hedge accounting entries	$71,004	3.48%	$63,000	3.37%

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

Non-GAAP Reconciliation (Dollars in thousands)

	Year Ended December 31, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$29,632	$1,853	$27,779

	Year Ended December 31, 2005
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$21,559	$(3,192)	$24,751

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2007, the Company had commitments of approximately $31.7 million to fund loan originations, $362.2 million of unused lines of credit and unadvanced loans, and $20.4 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2007. Additional information regarding these contractual obligations is discussed further in Notes 6, 7, 8, 10 and 13 of the Notes to Consolidated Financial Statements.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Deposits without a stated maturity	$ 657,366	$ ---	$ ---	$ 657,366
Time and brokered certificates of deposit	736,376	165,474	194,678	1,096,528
Federal Home Loan Bank advances	93,395	34,972	85,500	213,867
Short-term borrowings	216,721	---	---	216,721
Subordinated debentures	---	---	30,929	30,929
Operating leases	889	1,660	15	2,564
Dividends declared but not paid	2,412	---	---	2,412

	1,707,159	202,106	311,122	2,220,387
Interest rate swap fair value adjustment	9,252	---	---	9,252

	$1,716,411	$202,106	$311,122	$2,229,639

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

The Company's stockholders' equity was $189.9 million, or 7.8% of total assets of $2.43 billion at December 31, 2007, compared to equity of $175.6 million, or 7.8% of total assets of $2.24 billion at December 31, 2006.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2007, the Bank's Tier 1 risk-based capital ratio was 10.43%, total risk-based capital ratio was 11.67% and the Tier 1 leverage ratio was 8.98%. As of December 31, 2007, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2007, the Company's Tier 1 risk-based capital ratio was 10.62%, total risk-based capital ratio was 11.86% and the Tier 1 leverage ratio was 9.13%. As of December 31, 2007, the Company was "well capitalized" under the capital ratios described above.

At December 31, 2007, the held-to-maturity investment portfolio included no gross unrealized losses and $88,000 of gross unrealized gains.

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

Statements of Cash Flows. During the years ended December 31, 2007, 2006 and 2005, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $28.0 million, $47.1 million and $35.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

During the years ended December 31, 2007, 2006 and 2005, investing activities used cash of $253.6 million, $143.1 million and $173.0 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as the purchases of Company stock and dividend payments to stockholders. Financing activities provided cash flows of $173.0 million, $111.4 million and $162.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, purchases of Company stock and dividend payments to stockholders.

Dividends. During the year ended December 31, 2007, the Company declared dividends of $0.68 per share (31.6% of net income per share) and paid dividends of $0.66 per share (30.7% of net income per share). During the year ended December 31, 2006, the Company declared dividends of $0.60 per share (27.0% of net income per share) and paid dividends of $0.58 per share (26.1% of net income per share). The Board of Directors meets regularly to consider the level and the timing of dividend payments. The dividend declared but unpaid as of December 31, 2007, was paid to shareholders on January 16, 2008.

Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2007, the Company repurchased 342,377 shares of its common stock at an average price of $25.57 per share and reissued 65,609 shares of Company stock at an average price of $17.62 per share to cover stock option exercises. During the year ended December 31, 2006, the Company repurchased 135,028 shares of its common stock at an average price of $27.56 per share and reissued 89,192 shares of Company stock at an average price of $14.25 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2007, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly positive. Generally, a rate cut by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income due to the large total balances of loans which adjust to the “prime interest rate” daily. The Company believes that this negative impact would be negated over the subsequent 60- to 120-day period as the Company’s interest rates on deposits, borrowings and interest rate swaps should also reduce proportionately to the changes by the FRB, assuming normal credit, liquidity and competitive pricing pressures.

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

      The Company enters into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $805,000 of ineffectiveness was recorded in income in the non-interest income caption for the year ended December 31, 2007. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

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

At December 31, 2007, the notional amount of interest rate swaps outstanding was approximately $419.2 million. Of this amount, $225.7 million consisted of swaps in a net settlement receivable position and $193.5 million consisted of swaps in a net settlement payable position. At December 31, 2006, the notional amount of interest rate swaps outstanding was approximately $541.0 million. Of this amount, $125.0 million consisted of swaps in a net settlement receivable position and $416.0 million consisted of swaps in a net settlement payable position. The maturities of interest rate swaps outstanding at December 31, 2007 and 2006, in terms of notional amounts and their average pay and receive rates is discussed further in Note 14 of the Notes to Consolidated Financial Statements.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2007. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007 Fair Value
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$973	---	---	---	---	---	$973	$973
Weighted average rate	3.18%	---	---	---	---	---	3.18%
Available-for-sale equity securities	---	---	---	---	---	$12,639	$12,639	$12,639
Weighted average rate	---	---	---	---	---	7.41%	7.41%
Available-for-sale debt securities(1)	---	$3,119	$5,505	$14,981	$8,765	$380,019	$412,389	$412,389
Weighted average rate	---	3.98%	4.00%	4.22%	5.03%	5.56%	5.46%
Held-to-maturity securities	---	---	---	---	---	$1,420	$1,420	$1,508
Weighted average rate	---	---	---	---	---	7.48%	7.48%
Adjustable rate loans	$691,834	$204,383	$159,154	$77,435	$41,740	$240,387	$1,414,933	$1,415,732
Weighted average rate	7.58%	7.60%	7.39%	7.66%	7.34%	7.17%	7.49%
Fixed rate loans	$87,245	$30,644	$75,820	$28,239	$45,277	$166,116	$433,341	$445,034
Weighted average rate	6.18%	8.29%	8.12%	9.03%	8.25%	8.00%	7.77%
Federal Home Loan Bank stock	---	---	---	---	---	$13,557	$13,557	$13,557
Weighted average rate	---	---	---	---	---	4.25%	4.25%

Total financial assets	$780,052	$238,146	$240,479	$120,655	$95,782	$814,138	$2,289,252

Financial Liabilities:
Time deposits	$736,376	$87,130	$29,845	$33,335	$15,164	$194,678	$1,096,528	$1,104,887
Weighted average rate	4.73%	4.97%	4.56%	5.04%	5.03%	4.99%	4.83%
Interest-bearing demand	$491,135	---	---	---	---	---	$491,135	$491,135
Weighted average rate	2.75%	---	---	---	---	---	2.75%
Non-interest-bearing demand	$166,231	---	---	---	---	---	$166,231	$166,231
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$93,395	$24,821	$4,978	$2,239	$2,934	$85,500	$213,867	$214,498
Weighted average rate	4.29%	5.10%	5.69%	6.29%	6.04%	3.70%	4.22%
Short-term borrowings	$216,721	---	---	---	---	---	$216,721	$216,721
Weighted average rate	3.75%	---	---	---	---	---	3.75%
Subordinated debentures	---	---	---	---	---	$30,929	$30,929	$30,929
Weighted average rate	---	---	---	---	---	6.53%	6.53%

Total financial liabilities	$1,703,858	$111,951	$34,823	$35,574	$18,098	$311,107	$2,215,411

_______________
(1)
Available-for-sale debt securities include approximately $222 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $109 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years, with $80 million experiencing rate changes in the next two years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007 Fair Value
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$973	---	---	---	---	---	$973	$973
Weighted average rate	3.18%	---	---	---	---	---	3.18%
Available-for-sale equity securities	---	$4,555	$1,500	---	$1,813	$4,771	$12.639	$12,639
Weighted average rate	---	8.66%	8.24%	---	8.53%	5.63%	7.41%
Available-for-sale debt securities(1)	$190,728	$3,119	$5,506	$14,981	$8,765	$189,290	$412,389	$412,389
Weighted average rate	5.53%	3.98%	4.00%	4.22%	5.03%	5.60%	5.46%
Held-to-maturity securities	---	---	---	---	---	$1,420	$1,420	$1,508
Weighted average rate	---	---	---	---	---	7.48%	7.48%
Adjustable rate loans	$1,346,832	$17,252	$41,780	$6,459	$2,480	$130	$1,414,933	$1,415,732
Weighted average rate	7.50%	6.39%	7.66%	7.70%	8.07%	8.25%	7.49%
Fixed rate loans	$87,245	$30,644	$75,820	$28,239	$45,277	$166,116	$433,341	$445,034
Weighted average rate	6.18%	8.29%	8.12%	9.03%	8.25%	8.00%	7.77%
Federal Home Loan Bank stock	$13,557	---	---	---	---	---	$13,557	$13,557
Weighted average rate	4.25%	---	---	---	---	---	4.25%

Total financial assets	$1,639,335	$55,570	$124,606	$49,679	$58,335	$361,727	$2,289,252

Financial Liabilities:
Time deposits(3)	$1,046,199	$36,656	$6,002	$2,293	$2,915	$2,463	$1,096,528	$1,104,887
Weighted average rate	4.82%	4.90%	5.00%	5.22%	5.25%	4.73%	4.83%
Interest-bearing demand	$491,135	---	---	---	---	---	$491,135	$491,135
Weighted average rate	2.75%	---	---	---	---	---	2.75%
Non-interest-bearing demand(2)	---	---	---	---	---	$166,231	$166,231	$166,231
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank advances	$205,574	$642	$1,978	$2,239	$2,934	$500	$213,867	$214,498
Weighted average rate	4.14%	5.96%	5.69%	6.29%	6.04%	5.66%	4.22%
Short-term borrowings	$216,721	---	---	---	---	---	$216,721	$216,721
Weighted average rate	3.75%	---	---	---	---	---	3.75%
Subordinated debentures	$30,929	---	---	---	---	---	$30,929	$30,929
Weighted average rate	6.53%	---	---	---	---	---	6.53%

Total financial liabilities	$1,990,558	$37,298	$7,980	$4,532	$5,849	$169,194	$2,215,411

Periodic repricing GAP	$(351,223)	$18,272	$116,626	$45,147	$52,486	$192,533	$73,841

Cumulative repricing GAP	$(351,223)	$(332,951)	$(216,325)	$(171,178)	$(118,692)	$73,841

_______________
(1)
Available-for-sale debt securities include approximately $222 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $109 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years, with $80 million experiencing rate changes in the next two years. This table does not show the effect of these monthly repayments of principal or rate changes.

(2)	Non-interest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.
(3)	Time deposits include the effects of the Company's interest rate swaps on brokered certificates of deposit. These derivatives qualify for hedge accounting treatment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Springfield, Missouri
March 17, 2008

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2007 and 2006
(In Thousands, Except Per Share Data)

Assets

	2007	2006

Cash	$79,552	$132,100

Interest-bearing deposits in other financial institutions	973	1,050

Cash and cash equivalents	80,525	133,150

Available-for-sale securities	425,028	344,192

Held-to-maturity securities	1,420	1,470

Mortgage loans held for sale	6,717	2,574

Loans receivable, net of allowance for loan losses of $25,459 and $26,258 at December 31, 2007 and 2006, respectively	1,813,394	1,672,044

Interest receivable	15,441	13,587

Prepaid expenses and other assets	14,904	15,554

Foreclosed assets held for sale, net	20,399	4,768

Premises and equipment, net	28,033	26,417

Goodwill and other intangible assets	1,909	1,395

Federal Home Loan Bank stock	13,557	10,479

Refundable income taxes	1,701	2,306

Deferred income taxes	8,704	12,372

Total assets	$2,431,732	$2,240,308

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2007	2006

Liabilities
Deposits	$1,763,146	$1,703,804
Federal Home Loan Bank advances	213,867	179,170
Short-term borrowings	216,721	120,956
Subordinated debentures issued to capital trust	30,929	25,774
Accrued interest payable	6,149	5,810
Advances from borrowers for taxes and insurance	378	388
Accounts payable and accrued expenses	10,671	28,828

Total liabilities	2,241,861	2,064,730

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2007 – 13,400,197 shares, 2006 – 13,676,965 shares	134	137
Additional paid-in capital	19,342	18,481
Retained earnings	170,933	158,780
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes of $(290) and $(980) at December 31, 2007 and 2006, respectively	(538)	(1,820)

Total stockholders’ equity	189,871	175,578

Total liabilities and stockholders’ equity	$2,431,732	$2,240,308

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Data)

	2007	2006	2005
Interest Income
Loans	$142,719	$133,094	$98,129
Investment securities and other	21,152	16,987	16,366
	163,871	150,081	114,495
Interest Expense
Deposits	76,232	65,733	42,269
Federal Home Loan Bank advances	6,964	8,138	7,873
Short-term borrowings	7,356	5,648	4,969
Subordinated debentures issued to capital trust	1,914	1,335	986
	92,466	80,854	56,097

Net Interest Income	71,405	69,227	58,398
Provision for Loan Losses	5,475	5,450	4,025
Net Interest Income After Provision for Loan Losses	65,930	63,777	54,373

Noninterest Income
Commissions	9,933	9,166	8,726
Service charges and ATM fees	15,153	14,611	13,309
Net gains on loan sales	1,037	944	983
Net realized gains (losses) on sales of available-for-sale securities	13	(1)	85
Realized impairment of available-for-sale securities	(1,140)	—	(734)
Late charges and fees on loans	962	1,567	1,430
Change in interest rate swap fair value net of change in hedged deposit fair value	1,632	1,498	—
Change in interest rate swap fair value	—	—	(6,600)
Interest rate swap net settlements	—	—	3,408
Other income	1,781	1,847	952
	29,371	29,632	21,559
(Continued on following page)

Noninterest Expense
Salaries and employee benefits	30,161	28,285	25,355
Net occupancy expense	7,927	7,645	7,589
Postage	2,230	2,178	1,954
Insurance	1,473	876	883
Advertising	1,446	1,201	1,025
Office supplies and printing	879	931	903
Telephone	1,363	1,387	1,068
Legal, audit and other professional fees	1,247	1,127	1,410
Expense on foreclosed assets	608	119	268
Write-off of trust preferred securities issuance costs	—	783	—
Other operating expenses	4,325	4,275	3,743
	51,659	48,807	44,198

Income Before Income Taxes	43,642	44,602	31,734
Provision for Income Taxes	14,343	13,859	9,063
Net Income	$29,299	$30,743	$22,671

Earnings Per Common Share
Basic	$2.16	$2.24	$1.65
Diluted	$2.15	$2.22	$1.63

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Data)

			Additional
		Common	Paid-in
	Income	Stock	Capital

Balance, December 31, 2004	$—	$137	$17,816
Net income	22,671	—	—
Stock issued under Stock Option Plan	—	—	(35)
Dividends declared, $.52 per share	—	—	—
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(1,697)	(3,151)	—	—
Company stock purchased	—	—	—
Reclassification of treasury stock per Maryland law	—	—	—

Comprehensive income	$19,520

Balance, December 31, 2005	$—	137	17,781
Net income	30,743	—	—
Stock issued under Stock Option Plan	—	—	700
Dividends declared, $.60 per share	—	—	—
Change in unrealized gain on available-for-sale securities, net of income taxes of $1,194	2,217	—	—
Company stock purchased	—	—	—
Reclassification of treasury stock per Maryland law	—	—	—

Comprehensive income	$32,960

Balance, December 31, 2006	—	137	18,481
Net income	29,299	—	—
Stock issued under Stock Option Plan	—	—	861
Dividends declared, $.68 per share	—	—	—
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $690	1,282	—	—
Company stock purchased	—	—	—
Reclassification of treasury stock per Maryland law	—	(3)	—

Balance, December 31, 2007	$30,581	$134	$19,342

See Notes to Consolidated Financial Statements

	Accumulated
	Other
	Comprehensive
Retained	Income	Treasury
Earnings	(Loss)	Stock	Total

$123,770	$(886)	$0	$140,837
22,671	—	—	22,671
—	—	711	676
(7,132)	—	—	(7,132)
—	—	—	—
—	(3,151)	—	(3,151)
—	—	(1,099)	(1,099)
(388)	—	388	—

138,921	(4,037)	—	152,802
30,743	—	—	30,743
—	—	1,052	1,752
(8,214)	—	—	(8,214)
—	2,217	—	2,217
—	—	(3,722)	(3,722)
(2,670)	—	2,670	—

158,780	(1,820)	—	175,578
29,299	—	—	29,299
—	—	812	1,673
(9,205)	—	—	(9,205)
—	1,282	—	1,282
—	—	(8,756)	(8,756)
(7,941)	—	7,944	—

$170,933	$(538)	$0	$189,871

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

Operating Activities
Net income	$29,299	$30,743	$22,671
Proceeds from sales of loans held for sale	77,234	71,964	50,130
Originations of loans held for sale	(73,035)	(68,076)	(46,458)
Items not requiring (providing) cash
Depreciation	2,706	2,932	3,406
Amortization	374	380	402
Write off of trust preferred securities issuance costs	—	783	—
Provision for loan losses	5,475	5,450	4,025
Net gains on loan sales	(1,037)	(944)	(983)
Net realized (gains) losses and impairment on available-for-sale securities	1,127	(1)	649
Gain on sale of premises and equipment	(48)	(167)	(30)
Gain on sale of foreclosed assets	(209)	(184)	(272)
Amortization of deferred income, premiums and discounts	(3,918)	(1,849)	(217)
Change in interest rate swap fair value net of change in hedged deposit fair value	(1,713)	(1,908)	—
Deferred income taxes	2,978	(365)	(7,356)
Changes in
Interest receivable	(1,854)	(2,746)	(2,741)
Prepaid expenses and other assets	468	108	(78)
Accounts payable and accrued expenses	(10,453)	14,036	11,002
Income taxes refundable/payable	605	(3,012)	1,210

Net cash provided by operating activities	27,999	47,144	35,360

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

Investing Activities
Net change in loans	$(168,183)	$(127,762)	$(100,357)
Purchase of loans	(4,649)	(47,508)	(77,929)
Proceeds from sale of student loans	3,052	2,314	4,022
Purchase of bank branches, net of cash acquired	—	—	22,605
Purchase of additional business units	(730)	(143)	(169)
Purchase of premises and equipment	(4,080)	(4,094)	(7,168)
Proceeds from sale of premises and equipment	106	2,177	781
Proceeds from sale of foreclosed assets	3,290	2,861	4,139
Capitalized costs on foreclosed assets	(156)	—	—
Proceeds from maturities, calls and repayments of held-to-maturity securities	50	40	35
Proceeds from sale of available-for-sale securities	4,415	26,679	48,203
Proceeds from maturities, calls and repayments of available-for-sale securities	482,153	295,188	95,027
Purchase of available-for-sale securities	(565,819)	(294,218)	(164,735)
(Purchase) redemption of Federal Home Loan Bank stock	(3,078)	1,378	2,581

Net cash used in investing activities	(253,629)	(143,088)	(172,965)

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005
Financing Activities
Net increase (decrease) in certificates of deposit	$(8,400)	$144,203	$152,483
Net increase in checking and savings accounts	62,017	6,038	63,044
Proceeds from Federal Home Loan Bank advances	1,568,000	952,200	4,322,000
Repayments of Federal Home Loan Bank advances	(1,533,303)	(976,465)	(4,350,051)
Net increase (decrease) in short-term borrowings	95,765	(12,602)	(18,033)
Proceeds from issuance of trust preferred debentures	5,000	25,000	—
Repayment of trust preferred debentures	—	(17,250)	—
Advances to borrowers for taxes and insurance	(10)	155	(39)
Company stock purchased	(8,756)	(3,722)	(1,099)
Dividends paid	(8,981)	(7,947)	(6,855)
Stock options exercised	1,673	1,752	676

Net cash provided by financing activities	173,005	111,362	162,126

Increase (Decrease) in Cash and Cash Equivalents	(52,625)	15,418	24,521

Cash and Cash Equivalents, Beginning of Year	133,150	117,732	93,211

Cash and Cash Equivalents, End of Year	$80,525	$133,150	$117,732

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (GSBC or the “Company”) operates as a one-bank holding company.  GSBC’s business primarily consists of the business of Great Southern Bank (the “Bank”), which provides a full range of financial services as well as travel, insurance and investment services through the Bank’s other wholly owned subsidiaries to customers primarily in southwest and central Missouri.  In addition, the Company serves the loan needs of customers through its loan origination offices in St. Louis, Kansas City and Columbia, Missouri, and Rogers, Arkansas.  Outside of Missouri, the states with the largest concentrations of loans by the Company are Arkansas and Kansas.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

The Company’s banking operation is its only reportable segment.  The banking operation is principally engaged in the business of originating residential and commercial real estate loans, construction loans, commercial business loans and consumer loans and funding these loans through attracting deposits from the general public, accepting brokered deposits and borrowing from the Federal Home Loan Bank and others.  The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.  Revenue from segments below the reportable segment threshold is attributable to three operating segments of the Company.  These segments include insurance services, travel services and investment services.  Selected information is not presented separately for the Company’s reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Corporation, GS, LLC and GSSC, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the 2007 financial statements presentation.  These reclassifications had no effect on net income.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

A summary of goodwill and intangible assets is as follows:

	December 31,
	2007	2006
	(In Thousands)

Goodwill – Branch acquisitions	$379	$379
Goodwill – Travel agency acquisitions	875	395
Deposit intangibles	401	488
Noncompete agreements	254	133

	$1,909	$1,395

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

Stockholders’ Equity

At the 2004 Annual Meeting of Stockholders, the Company’s stockholders approved the Company’s reincorporation to the State of Maryland.  This reincorporation was completed in June 2004.  Under Maryland law, there is no concept of “Treasury Shares.”  Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law.  Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law.  The Company’s consolidated statements of financial condition reflects this change.  The cost of shares purchased by the Company has been allocated to common stock and retained earnings balances.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Earnings per share (EPS) were computed as follows:

	2007	2006	2005
	(In Thousands, Except Per Share Data)

Net income	$29,299	$30,743	$22,671

Average common shares outstanding	13,566	13,697	13,713

Average common share stock options outstanding	88	128	209

Average diluted common shares	13,654	13,825	13,922

Earnings per common share – basic	$2.16	$2.24	$1.65

Earnings per common share – diluted	$2.15	$2.22	$1.63

Options to purchase 386,015, 318,695 and 116,213 shares of common stock were outstanding during the years ended December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share for that year because the options’ exercise price was greater than the average market price of the common shares.

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 18.  On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) specifies the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize as compensation expense within the income statement the grant-date fair value of stock options and other equity-based compensation granted to employees.  As a result, compensation cost related to share-based payment transactions is now recognized in the Company’s consolidated financial statements using the modified prospective transition method provided for in the standard.  For the years ended December 31, 2007 and 2006, share-based compensation expense totaling $518,000 and $480,000, respectively, has been included in salaries and employee benefits expense in the consolidated statements of income.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation using the intrinsic value method permitted by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  For 2005, no stock-based employee compensation cost is reflected in the consolidated statements of income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, if the Company had applied the fair value provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in those years.

Year Ended
December 31, 2005
(In Thousands, Except Per Share Amounts)

Net income, as reported	$22,671
Less
Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(1,771)

Pro forma net income	$20,900

Earnings per share
Basic – as reported	$1.65

Basic – pro forma	$1.52

Diluted – as reported	$1.63

Diluted – pro forma	$1.50

On December 31, 2005, the Board of Directors of the Company approved the accelerated vesting of certain outstanding out-of-the-money unvested options (Options) to purchase shares of the Company’s common stock held by the Company’s officers and employees.  Options to purchase 183,935 shares which would otherwise have vested from time to time over the next five years became immediately exercisable as a result of this action.  The accelerated Options had a weighted average exercise price of $31.49.  The closing market price on December 30, 2005, was $27.61.  The Company also placed a restriction on the sale or other transfer of shares (including pledging the shares as collateral) acquired through the exercise of the accelerated Options prior to the original vesting date.  With the acceleration of these Options, the compensation expense, net of taxes, that was recognized in the Company’s income statements for 2006 and 2007 was reduced by approximately $267,000 for each year.  The Company estimates that, with the acceleration of these Options, the compensation expense, net of taxes, that will be recognized in its income statement for 2008, 2009 and 2010, will be reduced by approximately $267,000, $238,000 and $103,000, respectively.  The accelerated Options represent approximately 41% of the unvested Company options and 27% of the total of all outstanding Company options.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2007 and 2006, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2007, nearly all of the interest-bearing deposits were uninsured, with all of these balances held at the Federal Home Loan Bank.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Interest Rate Swaps

The Company enters into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and any ineffectiveness is recorded in income in the non-interest income caption. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2007 and 2006, respectively, was $32,463,000 and $34,440,000.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. This Statement seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Existing accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this Statement, entities may measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They would be required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, companies must provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

In January 2007, the FASB issued an exposure draft – Disclosures about Derivative Instruments and Hedging Activities. This exposure draft would amend and expand the disclosure requirements in SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The FASB issued this proposed Statement to address concerns that the existing disclosure requirements for derivative instruments and related hedged items do not provide adequate information on the effect that derivative activities have on an entity’s overall consolidated financial condition or results of operations. Specific disclosure requirements are outlined in the proposed Statement. At this time, the FASB continues its deliberations regarding this exposure draft and has not adopted the final Statement. The Company continues to monitor the exposure draft to determine the impact, if any, on the consolidated financial condition or results of operations of the Company.

In November 2007, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. This SAB supersedes the guidance previously issued in SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

loan commitments that are accounted for at fair value through earnings. SAB No. 109 is effective for the Company on January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. SFAS No. 141 (revised) applies to business combinations occurring after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. SFAS No. 160 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a material effect on the Company’s financial position or results of operations.
In January 2008, the FASB issued Statement 133 Implementation Issue No. E23 – Issues Involving the Application of the Shortcut Method Under Paragraph 68. This Implementation Issue amends the accounting and reporting requirements of paragraph 68 of Statement 133 (the shortcut method) to address certain practice issues. It addresses a limited number of issues that have caused implementation difficulties in the application of paragraph 68 of Statement 133. The objective is to improve financial reporting related to the shortcut method to increase comparability in financial statements. This pronouncement is effective for hedging relationships designated on or after January 1, 2008 and is not expected to have a material effect on the Company’s financial position or results of operations.

Note 2:	Investments in Debt and Equity Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	December 31, 2007
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$126,117	$53	$375	$125,795
Collateralized mortgage obligations	39,769	214	654	39,329
Mortgage-backed securities	183,023	1,030	916	183,137
States and political subdivisions	62,572	533	453	62,652
Corporate bonds	1,501	—	25	1,476
Equity securities	12,874	4	239	12,639

	$425,856	$1,834	$2,662	$425,028

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$59,494	$—	$798	$58,696
Collateralized mortgage obligations	30,536	1	453	30,084
Mortgage-backed securities	191,282	221	3,027	188,476
States and political subdivisions	51,128	870	31	51,967
Corporate bonds	3,355	101	—	3,456
Equity securities	11,196	317	—	11,513

	$346,991	$1,510	$4,309	$344,192
The amortized cost and fair value of available-for-sale securities at December 31, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	17,989	17,922
After five through ten years	107,074	107,084
After ten years	65,127	64,917
Securities not due on a single maturity date	222,792	222,466
Equity securities	12,874	12,639

	$425,856	$425,028

The amortized cost and approximate fair values of securities classified as held-to-maturity were as follows:

December 31, 2007
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$ 1,420	$ 88	$ 0	$ 1,508

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$ 1,470	$ 99	$ 0	$ 1,569

The held-to-maturity securities at December 31, 2007, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$—	$—
After five through ten years	—	—
After ten years	1,420	1,508

	$1,420	$1,508

The amortized cost and approximate fair values of securities pledged as collateral was as follows at December 31, 2007 and 2006:

	2007		2006
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$194,889	$194,401	$173,218	$172,556
Collateralized borrowing accounts	163,989	163,941	136,859	134,402
Federal Home Loan Bank advances	47,038	46,998	221	218
Interest rate swaps and treasury, tax and loan accounts	4,779	4,770	9,879	9,784

	$410,695	$410,110	$320,177	$316,960

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

December 31, 2007 and 2006, respectively, was approximately $204,056,000 and $204,757,000 which is approximately 47.9% and 59.2% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.  The declines in debt securities primarily resulted from increases in market interest rates in 2006, partially offset by decreases in market interest rates in the latter part of 2007.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.  During 2007, the Company determined that the impairment of one security with an original cost of $5.7 million had become other than temporary.  Consequently, the Company recorded a $1.1 million charge to income.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$43,418	$(80)	$13,524	$(295)	$56,942	$(375)
Mortgage-backed securities	22,498	(100)	62,817	(816)	85,315	(916)
Collateralized mortgage obligations	11,705	(154)	18,238	(500)	29,943	(654)
State and political subdivisions	23,398	(421)	2,216	(32)	25,614	(453)
Corporate bonds	1,476	(25)	—	—	1,476	(25)
Equity securities	4,766	(239)	—	—	4,766	(239)

	$107,261	$(1,019)	$96,795	$(1,643)	$204,056	$(2,662)

	2006
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$—	$—	$23,455	$(798)	$23,455	$(798)
Mortgage-backed securities	17,772	(48)	130,509	(2,979)	148,281	(3,027)
Collateralized mortgage obligations	—	—	28,246	(453)	28,246	(453)
State and political subdivisions	1,685	(3)	3,090	(28)	4,775	(31)

	$19,457	$(51)	$185,300	$(4,258)	$204,757	$(4,309)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 3:	Other Comprehensive Income (Loss)

	2007	2006	2005
	(In Thousands)
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $296 for December 31, 2007; $1,194 for December 31, 2006; $(1,924) for December 31, 2005	$549	$2,217	$(3,573)
Less reclassification adjustment for gain (loss) included in net income, net of income taxes of $(394) for December 31, 2007; $0 for December 31, 2006; $(227) for December 31, 2005	(733)	—	(422)
Change in unrealized gain (loss) on available-for- sale securities, net of income taxes	$1,282	$2,217	$(3,151)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, 2007 and 2006, included:

	2007	2006
	(In Thousands)

One-to-four family residential mortgage loans	$185,253	$174,056
Other residential mortgage loans	87,177	73,366
Commercial real estate loans	471,573	482,574
Other commercial loans	207,059	149,593
Industrial revenue bonds	61,224	46,472
Construction loans	919,059	859,650
Installment, education and other loans	154,015	136,620
Prepaid dealer premium	10,759	8,190
Discounts on loans purchased	(6)	(7)
Undisbursed portion of loans in process	(254,562)	(229,794)
Allowance for loan losses	(25,459)	(26,258)
Deferred loan fees and gains, net	(2,698)	(2,418)

	$1,813,394	$1,672,044

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Transactions in the allowance for loan losses were as follows:

	2007	2006	2005
	(In Thousands)

Balance, beginning of year	$26,258	$24,549	$23,489
Provision charged to expense	5,475	5,450	4,025
Loans charged off, net of recoveries of $2,595 for 2007, $2,500 for 2006 and $2,291 for 2005	(6,274)	(3,741)	(2,965)

Balance, end of year	$25,459	$26,258	$24,549

The weighted average interest rate on loans receivable at December 31, 2007 and 2006, was 7.58% and 8.20%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $66,013,000 and $70,686 000 at December 31, 2007 and 2006, respectively.  In addition, available lines of credit on these loans were $25,815,000 and $28,057,000 at December 31, 2007 and 2006, respectively.

Gross impaired loans totaled approximately $35,475,000 and $20,243,000 at December 31, 2007 and 2006, respectively.  An allowance for loan losses of $2,583,000 and $3,328,000 relates to these impaired loans at December 31, 2007 and 2006, respectively.  There were $25,241,000 of impaired loans at December 31, 2007, and $478,000 of impaired loans at December 31, 2006, without a related allowance for loan losses assigned.

Interest of approximately $1,097,000, $722,000 and $415,000 was received on average impaired loans of approximately $31,757,000, $22,630,000 and $11,932,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Interest of approximately $2,659,000, $1,954,000 and $834,000 would have been recognized on an accrual basis during the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, accruing loans delinquent 90 days or more totaled approximately $196,000 and $441,000, respectively.  Nonaccruing loans at December 31, 2007 and 2006, were approximately $35,279,000 and $19,802,000, respectively.

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 9.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2007 and 2006, loans outstanding to these directors and executive officers are summarized as follows:

	December 31,
	2007	2006
	(In Thousands)

Balance, beginning of year	$20,205	$19,783
New loans	24,114	18,835
Payments	(15,440)	(18,413)

Balance, end of year	$28,879	$20,205

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows:

	December 31,
	2007	2006
	(In Thousands)

Land	$8,475	$8,057
Buildings and improvements	20,788	18,485
Furniture, fixtures and equipment	22,719	21,355
	51,982	47,897
Less accumulated depreciation	23,949	21,480

	$28,033	$26,417

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 6:	Deposits

Deposits are summarized as follows:

	Weighted Average	December 31,
	Interest Rate	2007	2006
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$166,231	$205,191
Interest-bearing checking and savings accounts	2.75% - 3.03%	491,135	390,158

		657,366	595,349

Certificate accounts	0% - 1.99%	598	—
	2% - 2.99%	22,850	1,457
	3% - 3.99%	93,717	155,213
	4% - 4.99%	470,718	358,428
	5% - 5.99%	497,877	567,767
	6% - 6.99%	10,394	21,694
	7% and above	374	369

		1,096,528	1,104,928
Interest rate swap fair value adjustment		9,252	3,527

		$1,763,146	$1,703,804

The weighted average interest rate on certificates of deposit was 4.83% and 5.19% at December 31, 2007 and 2006, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $160,288,000 and $144,053,000 at December 31, 2007 and 2006, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $674,609,000 and $708,210,000 at December 31, 2007 and 2006, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

At December 31, 2007, scheduled maturities of certificates of deposit were as follows (in thousands):

2008	$736,376
2009	87,130
2010	29,845
2011	33,335
2012	15,164
Thereafter	194,678

$1,096,528

A summary of interest expense on deposits is as follows:

	2007	2006	2005
	(In Thousands)

Checking and savings accounts	$16,043	$12,679	$8,093
Certificate accounts	60,295	53,145	34,228
Early withdrawal penalties	(106)	(91)	(52)

	$76,232	$65,733	$42,269

Note 7:	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands, Except Interest Rates)

2007	$—	—%	$90,302	5.41%
2008	93,395	4.29	3,395	6.29
2009	24,821	5.10	24,822	5.34
2010	4,978	5.69	29,978	4.91
2011	2,239	6.29	2,239	6.29
2012	2,934	6.04	2,934	6.04
2013 and thereafter	85,500	3.70	25,500	3.85

	$213,867	4.22	$179,170	5.13

Included in the Bank’s FHLB advances is a $30,000,000 advance with a maturity date of March 29, 2017.  The interest rate on this advance is 4.07%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly beginning March 31, 2008.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Included in the Bank’s FHLB advances is a $25,000,000 advance with a maturity date of December 7, 2016.  The interest rate on this advance is 3.81%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances is a $30,000,000 advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly beginning November 24, 2008.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  Investment securities with approximate carrying values of $46,998,000 and $218,000, respectively, were specifically pledged as collateral for advances at December 31, 2007 and 2006.  Loans with carrying values of approximately $475,046,000 and $489,006,000 were pledged as collateral for outstanding advances at December 31, 2007 and 2006, respectively.

Note 8:	Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2007	2006
	(In Thousands)

Federal Reserve Term Auction Facility (see Note 9)	$50,000	$—
Overnight borrowings	23,000	—
Securities sold under reverse repurchase agreements	143,721	120,956

	$216,721	$120,956

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

Short-term borrowings had weighted average interest rates of 3.75% and 4.45% at December 31, 2007 and 2006, respectively.  Short-term borrowings averaged approximately $170,946,000 and $129,523,000 for the years ended December 31, 2007 and 2006, respectively.  The maximum amounts outstanding at any month end were $216,721,000 and $186,688,000, respectively, during those same periods.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 9:	Federal Reserve Bank Borrowings

The Bank has a potentially available $169,195,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2007.  The line is secured primarily by commercial loans.

In December 2007, the Federal Reserve established a temporary Term Auction Facility (TAF).  Under the TAF program, the Federal Reserve auctions term funds to depository institutions against the collateral that can be used to secure loans at the discount window.  All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in TAF auctions.  All advances must be fully collateralized.  Each TAF auction is  for a fixed amount and a fixed maturity date, with the rate determined by the auction process.  At December 31, 2007, the Company had an outstanding balance of $50,000,000 under the TAF program.  This advance matures January 31, 2008.  The interest rate on this advance is 4.67%.

Note 10:	Subordinated Debentures Issued to Capital Trust

Great Southern Capital Trust I (Trust I), a Delaware statutory trust, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering.  The gross proceeds of the offering were used to purchase 9.00% Junior Subordinated Debentures from the Company totaling $17,784,000.  The Company’s proceeds from the issuance of the Subordinated Debentures to Trust I, net of underwriting fees and offering expenses, were $16.3 million.  The Subordinated Debentures were scheduled to mature in 2031; the Company elected to redeem the debentures (and as a result the Trust I securities) in November 2006.  As a result of the redemption of the Trust I securities, approximately $510,000 (after tax) of related unamortized issuance costs were written off as a noncash expense in 2006.  The Company entered into an interest rate swap agreement to effectively convert this fixed rate debt to variable rates of interest.  The variable rate was three-month LIBOR plus 202 basis points, adjusting quarterly.  The interest rate swap was terminated in November 2006 at no cost to the Company.

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate Cumulative Trust Preferred Securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company’s option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25,774,000.  The initial interest rate on the Trust II debentures and the rate at December 31, 2006, was 6.98%.  The interest rate was 6.51% at December 31, 2007.

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,0000 aggregate liquidation amount of floating rate Cumulative Trust Preferred Securities.  The Trust III securities bear a floating

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities are redeemable at the Company’s option beginning October 2012, and if not sooner redeemed, mature on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5,155,000.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 6.63% at December 31, 2007.

Subordinated debentures issued to capital trust are summarized as follows:

	December 31,
	2007	2006
	(In Thousands)

Subordinated Debentures	$30,929	$25,774

Note 11:	Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2007 and 2006, retained earnings included approximately $17,500,000 for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2007 and 2006.

The provision for income taxes included these components:

	2007	2006	2005
	(In Thousands)

Taxes currently payable	$11,365	$14,224	$16,419
Deferred income taxes	2,978	(365)	(7,356)

Income tax expense	$14,343	$13,859	$9,063

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2007	2006
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$8,911	$9,190
Accrued expenses	429	427
Partnership tax credits	—	291
Excess of cost over fair value of net assets acquired	176	178
Book depreciation in excess of tax depreciation	—	78
Unrealized loss and realized impairment on available-for-sale securities	946	1,237
Fair value of interest rate swaps	593	3,420
Write-down of foreclosed assets	95	95
Other	10	43
	11,160	14,959
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(114)	—
FHLB stock dividends	(227)	(280)
Bank franchise tax refund	(28)	(76)
Partnership tax credits	(151)	—
Prepaid expenses	(518)	(433)
Deferred broker fees on CDs	(1,226)	(1,637)
Other	(192)	(161)
	(2,456)	(2,587)
Net deferred tax asset	$8,704	$12,372

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	2007	2006	2005

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and dividends	(2.5)	(2.2)	(3.2)
Tax credits	—	(.9)	(1.4)
Other	.4	(.8)	(1.8)

	32.9%	31.1%	28.6%

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 12:	Disclosures About Fair Value of Financial Instruments

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
December 31, 2007, 2006 and 2005

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

Interest Rate Swaps

Fair values of interest rate swaps are estimated based on the present value of future expected cash flows from those instruments discounted at market forward rates.

The following table presents estimated fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$80,525	$80,525	$133,150	$133,150
Available-for-sale securities	425,028	425,028	344,192	344,192
Held-to-maturity securities	1,420	1,508	1,470	1,569
Mortgage loans held for sale	6,717	6,717	2,574	2,574
Loans, net of allowance for loan losses	1,813,394	1,825,886	1,672,044	1,669,592
Accrued interest receivable	15,441	15,441	13,587	13,587
Investment in FHLB stock	13,557	13,557	10,479	10,479
Interest rate swaps	3,293	3,293	3,444	3,444

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	1,763,146	1,771,505	1,703,804	1,704,685
FHLB advances	213,867	214,498	179,170	179,117
Short-term borrowings	216,721	216,721	120,956	120,956
Subordinated debentures	30,929	30,929	25,774	25,774
Accrued interest payable	6,149	6,149	5,810	5,810
Interest rate swaps	2,202	2,202	9,773	9,773
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	69	69	101	101
Lines of credit	—	—	—	—

Note 13:	Operating Leases

The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.

At December 31, 2007, future minimum lease payments were as follows (in thousands):

2008	$889
2009	695
2010	416
2011	283
2012	266
Thereafter	15

$2,564

Rental expense was $866,000, $718,000 and $569,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 14:	Interest Rate Swaps

In the normal course of business, the Company uses derivative financial instruments (primarily interest rate swaps) to assist in its interest rate risk management.  In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are measured and reported at fair value on the Company’s consolidated statement of financial condition as either an asset or a liability.  For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values of the derivatives have been highly effective in offsetting the changes in the fair values of the hedged item and whether they are expected to be highly effective in the future.  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge.  This process includes identification of the hedging instrument, hedged item, risk being hedged and the method for assessing effectiveness and measuring ineffectiveness.  In addition, on a quarterly basis, the Company assesses whether the derivative used in the hedging transaction is highly effective in offsetting changes in fair value of the hedged item, and measures and records any ineffectiveness.  The Company discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value of the hedged item, the derivative expires, is sold, or terminated or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

The estimates of fair values of the Company’s derivatives and related liabilities are calculated by an independent third party using proprietary valuation models.  The fair values produced by these valuation models are in part theoretical and reflect assumptions which must be made in using the valuation models.  Small changes in assumptions could result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.

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

At December 31, 2007 and 2006, the Company’s fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR.  At December 31, 2007, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amounts of the liabilities being hedged were $419.2 million and $541.0 million at December 31, 2007 and 2006, respectively.  At December 31, 2007, swaps in a net settlement receivable position totaled $225.7 million and swaps in a net settlement payable position totaled $193.5 million.  At December 31, 2006, swaps in a net settlement receivable position totaled $125.0 million and swaps in a net settlement payable position totaled $416.0 million.  The net gains (losses) recognized in earnings

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

on fair value hedges were $1.6 million, $1.5 million and $(6.6) million for the years ended December 31, 2007, 2006 and 2005, respectively.

The maturities of interest rate swaps outstanding at December 31, 2007 and 2006, in terms of notional amounts and their average pay and receive rates were as follows:

	2007			2006
	Fixed	Average	Average	Fixed	Average	Average
	To	Pay	Receive	To	Pay	Receive
	Variable	Rate	Rate	Variable	Rate	Rate
	(In Millions)
Interest Rate Swaps
Expected Maturity Date
2007	$—	—%	—%	$169.7	5.18%	4.72%
2008	109.2	4.68	5.16	17.2	5.21	4.20
2009	50.5	4.95	4.04	69.1	5.32	4.08
2010	23.8	4.90	4.01	24.2	5.31	3.65
2011	31.1	4.95	4.12	41.4	5.31	3.92
2012	12.3	4.91	4.81	12.5	5.30	4.81
2013	42.0	4.85	4.52	42.7	5.29	4.30
2014	16.3	4.90	5.09	16.3	5.31	4.55
2015	29.0	4.84	4.84	29.2	5.30	4.67
2016	24.0	5.09	4.81	34.0	5.37	5.21
2017	15.5	4.87	5.28	16.2	5.30	5.27
2019	44.3	4.90	4.88	46.3	5.29	4.90
2020	14.7	4.97	4.00	14.8	5.29	4.00
2023	6.5	5.10	5.10	7.4	5.32	5.10

	$419.2	4.86	4.70	$541.0	5.27	4.52

Note 15:	Commitments and Credit Risk

Commitments to Originate Loans

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a significant portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.

At December 31, 2007 and 2006, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $30,777,000 and $5,121,000, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $905,000 and $862,000, at December 31, 2007 and 2006, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $20,422,000 and $25,281,000, at December 31, 2007 and 2006, respectively, with $15,447,000 and $19,897,000, respectively, of the letters of credit having terms up to three years.  The remaining $4,975,000 and $5,384,000 at December 31, 2007 and 2006, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.  The Bank uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2007, the Bank had granted unused lines of credit to borrowers aggregating approximately $318,321,000 and $43,915,000 for commercial lines and open-end consumer lines, respectively.  At December 31, 2006, the Bank had granted unused lines of credit to borrowers aggregating approximately $311,325,000 and $40,236,000 for commercial lines and open-end consumer lines, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri.  Although the Bank has a diversified portfolio, loans aggregating approximately $215,708,000 and $196,958,000 at December 31, 2007 and 2006, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.  Residential mortgages account for approximately $79,628,000 and $68,531,000 of this total at December 31, 2007 and 2006, respectively.

Note 16:	Additional Cash Flow Information

	2007	2006	2005
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$24,615	$7,869	$3,422
Sale and financing of foreclosed assets	$5,759	$1,019	$825
Conversion of foreclosed assets to premises and equipment	$300	—	—
Dividends declared but not paid	$2,412	$2,188	$1,921

Additional Cash Payment Information
Interest paid	$92,127	$79,659	$53,677
Income taxes paid	$8,044	$12,938	$14,714

Note 17:	Employee Benefits

The Company participates in a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan will continue to accrue benefits.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for the years ended December 31, 2007, 2006 and 2005, were approximately $1.1 million, $1.5 million and $1.2 million, respectively.  As a member of a multiemployer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution retirement plan covering substantially all employees.  In 2006, the Company matched 100% of the employee’s contribution on the first 3% of the employee’s compensation, and also matched 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Effective January 1, 2007, the Company matches 100% of the employee’s contribution on the first 4% of the employee’s compensation, and also matches 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for the years ended December 31, 2007, 2006 and 2005, were approximately $642,000, $520,000 and $404,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 18:	Stock Option Plan

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 2,464,992 (adjusted for stock splits) shares of common stock.  This plan has terminated; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2007, there were 7,454 options outstanding under this plan.

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock.  Upon stockholders’ approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2007, there were 119,474 options outstanding under this plan.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,196,448 (adjusted for stock splits) shares of common stock.  At December 31, 2007, there were 543,365 options outstanding under the plan.

Stock options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of the Company’s common stock on the date of grant.  Options are granted for a 10-year term and generally become exercisable in four cumulative annual installments of 25% commencing two years from the date of grant.  The Stock Option Committee may accelerate a participant’s right to purchase shares under the plan.

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company’s stock option plans:

	Available	Shares	Weighted
	To Grant	Under Option	Average Exercise Price

Balance, December 31, 2004	878,335	646,214	$19.167
Granted	(127,000)	127,000	30.796
Exercised	—	(61,572)	(10.860)
Forfeited from terminated plan(s)	—	(4,450)	(16.788)
Forfeited from current plan(s)	18,300	(18,300)	(26.326)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	Available	Shares	Weighted
	To Grant	Under Option	Average Exercise Price

Balance, December 31, 2005	769,635	688,892	21.877
Granted	(94,720)	94,720	30.600
Exercised	—	(89,192)	(14.249)
Forfeited from terminated plan(s)	—	(3,150)	(16.752)
Forfeited from current plan(s)	10,913	(10,913)	(26.098)

Balance, December 31, 2006	685,828	680,357	24.048
Granted	(99,710)	99,710	25.459
Exercised	—	(65,609)	(17.618)
Forfeited from terminated plan(s)	—	(2,625)	(16.457)
Forfeited from current plan(s)	41,540	(41,540)	(29.010)

Balance, December 31, 2007	627,658	670,293	$24.423

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period.  These options typically vest one-fourth at the end of years two, three, four and five from the grant date.  As provided for under SFAS No. 123(R), the Company has elected to recognize compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant.  In addition, SFAS No. 123(R) requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered.  Because the historical forfeitures of its share-based awards have not been material, the Company has not adjusted for forfeitures in its share-based compensation expensed under SFAS No. 123(R).

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2007	2006	2005

Expected dividends per share	$0.68	$0.59	$0.52
Risk-free interest rate	4.21%	4.71%	4.03%
Expected life of options	5 years	5 years	5 years
Expected volatility	21.89%	23.19%	28.68%
Weighted average fair value of options granted during year	$5.01	$7.26	$8.38

Expected volatilities are based on the historical volatility of the Company’s stock, based on the monthly closing stock price.  The expected term of options granted is based on actual historical exercise behavior of all employees and directors and approximates the graded vesting period of the options.  Expected dividends are based on the annualized dividends declared at the time of the option grant.  The risk-free interest rate is based on the five-year treasury rate on the grant date of the options.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

The following table presents the activity related to options under all plans for the year ended December 31, 2007.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2007	680,357	$24.048	6.85
Granted	99,710	25.459
Exercised	(65,609)	17.618
Forfeited	(44,165)	28.264
Options outstanding, December 31, 2007	670,293	24.423	6.69

Options exercisable, December 31, 2007	406,184	23.053	5.68

For the years ended December 31, 2007, 2006 and 2005, options granted were 99,710, 94,720 and 127,000, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2007, 2006 and 2005, was $605,000, $1.3 million and $1.3 million, respectively.  Cash received from the exercise of options for the years ended December 31, 2007, 2006 and 2005, was $1.8 million, $1.3 million and $669,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $238,000, $715,000 and $470,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2007	257,522	$26.024	$6.120
Granted	99,710	25.459	5.011
Vested this period	(68,486)	21.362	4.993
Nonvested options forfeited	(24,637)	26.215	6.316
Nonvested options, December 31, 2007	264,109	27.002	5.976

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

At December 31, 2007, there was $1.3 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2012, with the majority of this expense recognized in 2008 and 2009.

The following table further summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.688 to $9.078	24,145	2.61 years	$8.010	24,145	$8.010
$10.750 to $13.594	47,968	2.93 years	$12.578	47,968	$12.578
$18.188 to $25.000	217,165	5.33 years	$19.440	164,715	$19.660
$25.480 to $36.390	381,015	8.19 years	$29.789	169,356	$31.451
	670,293	6.69 years	$24.423	406,184	$23.053

Note 19:	Significant Estimates and Concentrations

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

Other significant estimates not discussed in those footnotes include valuations of foreclosed assets held for sale. The carrying value of foreclosed assets reflects management’s best estimate of the amount to be realized from the sales of the assets.  While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially in the near term from the carrying value reflected in these financial statements.

Note 20:	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

As of December 31, 2007, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In Thousands)

As of December 31, 2007
Total risk-based capital
Great Southern Bancorp, Inc.	$243,777	11.9%	$	≥164,465	≥8.0%		N/A	N/A
Great Southern Bank	$239,568	11.7%	$	≥164,161	≥8.0%	$	≥205,201	≥10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$218,318	10.6%	$	≥82,233	≥4.0%		N/A	N/A
Great Southern Bank	$214,109	10.4%	$	≥82,080	≥4.0%	$	≥123,120	≥6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$218,318	9.1%	$	≥95,603	≥4.0%		N/A	N/A
Great Southern Bank	$214,109	9.0%	$	≥95,410	≥4.0%	$	≥119,263	≥5.0%

As of December 31, 2006
Total risk-based capital
Great Southern Bancorp, Inc.	$224,680	11.9%	$	≥150,979	≥8.0%		N/A	N/A
Great Southern Bank	$216,972	11.5%	$	≥150,982	≥8.0%	$	≥188,727	≥10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$201,057	10.7%	$	≥75,490	≥4.0%		N/A	N/A
Great Southern Bank	$193,348	10.2%	$	≥75,491	≥4.0%	$	≥113,236	≥6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$201,057	9.2%	$	≥87,462	≥4.0%		N/A	N/A
Great Southern Bank	$193,348	8.9%	$	≥87,298	≥4.0%	$	≥109,123	≥5.0%

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2007 and 2006, the Company and the Bank exceeded their minimum capital requirements.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 21:	Litigation Matters

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damages sought are substantial.  After reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders’ equity.  We are not able to predict at this time whether the outcome or such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Note 22:	Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2007, 2006 and 2005:

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Interest income	$39,458	$41,703	$41,976	$40,733
Interest expense	22,272	23,215	24,044	22,934
Provision for loan losses	1,350	1,425	1,350	1,350
Net realized gains (losses) and impairments on available-for-sale securities	—	—	4	(1,131)
Noninterest income	6,965	7,927	7,610	6,902
Noninterest expense	11,918	12,742	13,320	13,713
Provision for income taxes	3,548	4,041	3,555	3,199
Net income	7,335	8,207	7,317	6,439
Earnings per common share – diluted	.53	.60	.54	.48

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Interest income	$34,197	$37,228	$39,204	$39,452
Interest expense	17,565	20,105	21,339	21,845
Provision for loan losses	1,325	1,425	1,350	1,350
Net realized gains (losses) on available-for-sale securities	—	(29)	28	—
Noninterest income	7,123	7,441	7,090	7,978
Noninterest expense	11,750	12,115	12,288	12,654
Provision for income taxes	3,484	3,500	3,287	3,588
Net income	7,196	7,524	8,030	7,993
Earnings per common share – diluted	.52	.54	.58	.58

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Interest income	$25,001	$27,538	$29,924	$32,032
Interest expense	11,672	13,524	14,824	16,077
Provision for loan losses	900	975	975	1,175
Net realized gains (losses) and impairments on available-for-sale securities	(20)	(3)	89	(715)
Noninterest income	2,897	13,096	2,695	2,871
Noninterest expense	10,562	10,770	11,390	11,476
Provision for income taxes	1,381	5,071	1,585	1,026
Net income	3,383	10,294	3,845	5,149
Earnings per common share – diluted	.24	.74	.28	.37

Note 23:	Condensed Parent Company Statements

The condensed balance sheets at December 31, 2007 and 2006, and statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2007	2006
	(In Thousands)

Balance Sheets

Assets
Cash	$4,335	$9,264
Available-for-sale securities	2,335	550
Investment in subsidiary bank	215,602	192,835
Income taxes receivable	91	79
Deferred income taxes	59	—
Premises and equipment	134	144
Prepaid expenses	18	15
Other assets	1,172	1,016

	$223,746	$203,903

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	December 31,
	2007	2006
	(In Thousands)

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,946	$2,533
Subordinated debentures issued to capital trust	30,929	25,774
Deferred income taxes	—	18
Common stock	134	137
Additional paid-in capital	19,342	18,481
Retained earnings	170,933	158,780
Unrealized loss on available-for-sale securities, net	(538)	(1,820)

	$223,746	$203,903

	2007	2006	2005
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$10,000	$10,000	$8,000
Interest and dividend income	8	47	96
Net realized gains on sales of available-for-sale securities	—	—	(3)
Other income	1	1	17
	10,009	10,048	8,110

Expense
Operating expenses	1,109	1,779	523
Interest expense	1,914	1,334	986
	3,023	3,113	1,509

Income before income tax and equity in undistributed earnings of subsidiaries	6,986	6,935	6,601
Credit for income taxes	(972)	(981)	(447)

Income before equity in earnings of subsidiaries	7,958	7,916	7,048

Equity in undistributed earnings of subsidiaries	21,341	22,827	15,623

Net income	$29,299	$30,743	$22,671

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$29,299	$30,743	$22,671
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(21,341)	(22,827)	(15,623)
Depreciation	10	9	23
Amortization	—	806	31
Net realized gains on sale of fixed assets	—	—	(14)
Net realized losses on sales of available-for-sale securities	—	—	3
Net realized gains on other investments	(1)	(1)	(2)
Changes in
Prepaid expenses and other assets	(3)	(1)	(4)
Accounts receivable	—	113	173
Accounts payable and accrued expenses	189	198	(7)
Income taxes	(12)	(39)	(64)
Net cash provided by operating activities	8,141	9,001	7,187

Investing Activities
Purchase of fixed assets	—	—	(40)
Proceeds from sale of fixed assets	—	—	29
Proceeds from sale of available-for-sale securities	—	—	873
Purchase of available-for-sale securities	(2,006)	(500)	—
Net cash provided by (used in) investing activities	(2,006)	(500)	862

Financing Activities
Proceeds from issuance of trust preferred debentures	5,000	25,000	—
Repayment of trust preferred debentures	—	(17,250)	—
Dividends paid	(8,981)	(7,947)	(6,855)
Stock options exercised	1,673	1,752	676
Company stock purchased	(8,756)	(3,722)	(1,099)
Net cash used in financing activities	(11,064)	(2,167)	(7,278)

Increase (Decrease) in Cash	(4,929)	6,334	771

Cash, Beginning of Year	9,264	2,930	2,159

Cash, End of Year	$4,335	$9,264	$2,930

Additional Cash Payment Information
Interest paid	$1,751	$1,136	$986

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2007, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 17, 2008, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Springfield, Missouri
March 17, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	670,293	$24.423	627,658(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	670,293	$24.423	627,658(1)
 _________________________
 (1)  Under the Company's 2003 Stock Option and Incentive Plan, all remaining shares could be issued to plan participants as restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

A description of the salary and bonus arrangements for the Registrant's executive officers for 2008 is attached as Exhibit 10.8.

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

The Registrant's Code of Business Conduct and Ethics is attached hereto as Exhibit 14.

(16)	Letter re change in certifying accountant

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(21)	Subsidiaries of the registrant

A list of the Registrant's subsidiaries is attached hereto as Exhibit 21.

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

GREAT SOUTHERN BANCORP, INC.
Date: March 17, 2008	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ William V. Turner William V. Turner	Chairman of the Board	March 17, 2008

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ William E. Barclay William E. Barclay	Director	March 17, 2008

/s/ Larry D. Frazier Larry D. Frazier	Director	March 17, 2008

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 17, 2008

/s/ Julie T. Brown Julie T. Brown	Director	March 17, 2008

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 17, 2008

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS
Exhibit No.	Document

10.8	Description of Salary and Bonus Arrangements for Named Executive Officers for 2008
10.9	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
14	Code of Ethics
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act