Form 10-Q
period 2008-03-31
GREAT SOUTHERN BANCORP INC
filed 2008-05-19
CIK 854560

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/             No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer /  /     Accelerated filer /X/     Non-accelerated filer /  /(Do not check if a smaller reporting company)        Smaller reporting company /  /

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,380,969 shares of common stock, par value $.01, outstanding at May 15, 2008.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$ 76,560	$ 79,552
Interest-bearing deposits in other financial institutions	3,410	973
Cash and cash equivalents	79,970	80,525
Available-for-sale securities	464,600	425,028
Held-to-maturity securities (fair value $1,551 – March 2008;
$1,508 - December 2007)	1,420	1,420
Mortgage loans held for sale	3,983	6,717
Loans receivable, net of allowance for loan losses of
$26,492 - March 2008; $25,459 - December 2007	1,828,892	1,813,394
Interest receivable	14,195	15,441
Prepaid expenses and other assets	25,188	14,904
Foreclosed assets held for sale, net	22,935	20,399
Premises and equipment, net	29,800	28,033
Goodwill and other intangible assets	1,851	1,909
Investment in Federal Home Loan Bank stock	10,151	13,557
Refundable income taxes	8,892	1,701
Deferred income taxes	10,354	8,704
Total Assets	$ 2,502,231	$ 2,431,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 1,929,814	$ 1,763,146
Federal Home Loan Bank advances	123,213	213,867
Short-term borrowings	222,463	216,721
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	4,498	6,149
Advances from borrowers for taxes and insurance	694	378
Accounts payable and accrued expenses	19,044	10,671
Total Liabilities	2,330,655	2,241,861
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2008 - 13,389,303 shares; December 2007 -
13,400,197 shares	134	134
Additional paid-in capital	19,460	19,342
Retained earnings	152,981	170,933
Accumulated other comprehensive income (loss)	(999)	(538)
Total Stockholders' Equity	171,576	189,871
Total Liabilities and Stockholders' Equity	$ 2,502,231	$ 2,431,732

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(Unaudited)
INTEREST INCOME
Loans	$ 32,739	$ 34,677
Investment securities and other	5,601	4,781
TOTAL INTEREST INCOME	38,340	39,458
INTEREST EXPENSE
Deposits	16,900	18,226
Federal Home Loan Bank advances	1,582	1,863
Short-term borrowings	1,597	1,743
Subordinated debentures issued to capital trust	418	440
TOTAL INTEREST EXPENSE	20,497	22,272
NET INTEREST INCOME	17,843	17,186
PROVISION FOR LOAN LOSSES	37,750	1,350
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(19,907)	15,836
NONINTEREST INCOME
Commissions	2,640	2,480
Service charges and ATM fees	3,566	3,503
Net realized gains on sales of loans	393	175
Net realized gains on sales of available for-sale securities	6	---
Late charges and fees on loans	219	163
Change in interest rate swap fair value net of change
in hedged deposit fair value	2,977	296
Other income	373	348
TOTAL NONINTEREST INCOME	10,174	6,965
NONINTEREST EXPENSE
Salaries and employee benefits	8,276	7,136
Net occupancy and equipment expense	2,048	1,942
Postage	564	532
Insurance	614	221
Advertising	278	247
Office supplies and printing	219	232
Telephone	372	335
Legal, audit and other professional fees	378	249
Expense (income) on foreclosed assets	353	114
Other operating expenses	1,006	910
TOTAL NONINTEREST EXPENSE	14,108	11,918
INCOME (LOSS) BEFORE INCOME TAXES	(23,841)	10,883
PROVISION (CREDIT) FOR INCOME TAXES	(8,688)	3,548
NET INCOME (LOSS)	$ (15,153)	$ 7,335
BASIC EARNINGS PER COMMON SHARE	$(1.13)	$.54
DILUTED EARNINGS PER COMMON SHARE	$(1.13)	$.53
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.16

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (15,153)	$ 7,335
Proceeds from sales of loans held for sale	24,742	11,268
Originations of loans held for sale	(18,030)	(7,882)
Items not requiring (providing) cash:
Depreciation	610	644
Amortization	98	92
Provision for loan losses	37,750	1,350
Net gains on loan sales	(393)	(175)
Net gains on sale of available-for-sale investment securities	(6)	--
Net gains on sale of premises and equipment	(10)	(10)
Gain on sale of foreclosed assets	(29)	(85)
Amortization of deferred income, premiums and discounts	(716)	(1,097)
Change in interest rate swap fair value net of change in
hedged deposit fair value	(2,977)	(296)
Deferred income taxes	(1,402)	(439)
Changes in:
Interest receivable	1,246	(579)
Prepaid expenses and other assets	(10,600)	826
Accounts payable and accrued expenses	8,931	(11,444)
Income taxes refundable/payable	(7,191)	3,976
Net cash provided by operating activities	16,870	3,484
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(61,086)	(44,885)
Purchase of loans	(1,647)	(1,320)
Proceeds from sale of student loans	208	945
Purchase of additional business units	--	(730)
Purchase of premises and equipment	(2,381)	(917)
Proceeds from sale of premises and equipment	14	14
Proceeds from sale of foreclosed assets	4,080	804
Capitalized costs on foreclosed assets	(146)	--
Proceeds from sales of available-for-sale investment securities	51,421	--
Proceeds from maturing available-for-sale investment securities	21,000	120,000
Proceeds from called investment securities	45,500	5,250
Principal reductions on mortgage-backed securities	17,430	14,524
Purchase of available-for-sale securities	(175,659)	(177,650)
Redemption of Federal Home Loan Bank stock	3,406	1,604
Net cash used in investing activities	(97,860)	(82,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	87,175	19,412
Net increase in checking and savings deposits	80,541	33,965
Proceeds from Federal Home Loan Bank advances	503,000	341,000
Repayments of Federal Home Loan Bank advances	(593,654)	(399,750)
Net increase in short-term borrowings	5,742	51,503
Advances from borrowers for taxes and insurance	316	355
Stock repurchases	(408)	(617)
Dividends paid	(2,412)	(2,188)
Stock options exercised	135	545
Net cash provided by financing activities	80,435	44,225
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(555)	(34,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,525	133,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 79,970	$ 98,498

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2007, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2007 filed with the Securities and Exchange Commission.

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

For the three months ended March 31, 2008, the travel, insurance and investment divisions reported gross revenues of $1.7 million, $408,000 and $525,000, respectively, and net income of $57,000, $53,000 and $114,000, respectively. For the three months ended March 31, 2007, the travel, insurance and investment divisions reported gross revenues of $1.6 million, $380,000 and $520,000, respectively, and net income of $178,000, $65,000 and $8,000, respectively.

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

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net income (loss)	$(15,153)	$ 7,335
Unrealized holding gains (losses), net of income taxes	(457)	583
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	4	--
	(461)	583
Comprehensive income (loss)	$(15,614)	$ 7,918

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. SFAS No. 157 emphasizes that fair value is a market-based measurement based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. The Company adopted SFAS No. 157 on January 1, 2008, as required. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations. See Note 10, Fair Value Measurement, for additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to report selected financial assets and liabilities at fair value. Under the option, any changes in fair value would be included in earnings. This Statement seeks to reduce both complexity in accounting and volatility in earnings caused by differences in the existing accounting rules. Existing accounting principles use different measurement attributes for different assets and liabilities, which can lead to earnings volatility. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to achieve a more consistent accounting for changes in the fair value of related assets and liabilities without having to apply complex hedge accounting provisions. Under this Statement, entities may measure at fair value financial assets and liabilities selected on a contract-by-contract basis. They are required to display those values separately from those measured under different attributes on the face of the statement of financial condition. Furthermore, companies must provide additional information that would help investors and other users of financial statements to more easily understand the effect on earnings. The Company adopted SFAS No. 159 on January 1, 2008, as required. The Company did not choose to report additional assets and liabilities at fair value other than those required to be accounted for at fair value prior to the adoption of SFAS No. 159. Therefore, the adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In November 2007, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. This SAB supersedes the guidance previously issued in SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 was effective for the Company on January 1, 2008 and did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. SFAS No. 141 (revised) applies to business combinations occurring after January 1, 2009. Based on its current activities, the Company does not expect the adoption of this Statement will have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. SFAS No. 160 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009. Based on its current activities, the Company does not expect the adoption of this Statement will have a material effect on the Company’s financial position or results of operations.

In January 2008, the FASB issued Statement 133 Implementation Issue No. E23 – Issues Involving the Application of the Shortcut Method Under Paragraph 68. This Implementation Issue amends the accounting and reporting requirements of paragraph 68 of Statement 133 (the shortcut method) to address certain practice issues. It addresses a limited number of issues that have caused implementation difficulties in the application of paragraph 68 of Statement 133. The objective is to improve financial reporting related to the shortcut method to increase comparability in financial statements. This pronouncement was effective for hedging relationships designated on or after January 1, 2008 and did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS No. 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company expects to adopt SFAS No. 161 effective January 1, 2009.  The adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses derivative financial instruments (primarily interest rate swaps) to assist in its interest rate risk management. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are measured and reported at fair value on the Company's consolidated statement of financial condition as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings in noninterest income.

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values of the derivatives have been highly effective in offsetting the changes in the fair values of the hedged item and whether they are expected to be highly effective in the future. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the method for assessing effectiveness and measuring ineffectiveness. In addition, on a quarterly basis, the Company assesses whether the derivative used in the hedging transaction is highly effective in offsetting changes in fair value of the hedged item and measures and records any ineffectiveness. The Company discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value of the hedged item, the derivative expires, is sold or terminated or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

At March 31, 2008 and December 31, 2007, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At March 31, 2008, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $230.1 million and $419.2 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, swaps in a net settlement receivable position totaled $230.1 million and swaps in a net settlement payable position totaled $-0-. At December 31, 2007, swaps in a net settlement receivable position totaled $225.7 million and swaps in a net settlement payable position totaled $193.5 million. The net gains recognized in earnings on fair value hedges were $3.0 million and $296,000 for the three months ended March 31, 2008 and 2007, respectively.

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

NOTE 7: INVESTMENT SECURITIES

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$112,526	$ 73	$456	$112,143	5.49%
Collateralized mortgage obligations	28,767	500	1,305	27,962	5.87
Mortgage-backed securities	259,045	1,277	299	260,023	5.05
Corporate bonds	1,501	---	85	1,416	8.50
States and political subdivisions	55,360	339	821	54,878	6.17
Equity securities	8,938	2	762	8,178	6.74
Total available-for-sale securities	$466,137	$2,191	$3,728	$464,600	5.38%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,420	$ 131	---	$ 1,551	7.48%
Total held-to-maturity securities	$ 1,420	$ 131	---	$ 1,551	7.48%

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$ 126,117	$ 53	$ 375	$ 125,795	5.81%
Collateralized mortgage obligations	39,769	214	654	39,329	5.65
Mortgage-backed securities	183,023	1,030	916	183,137	4.92
Corporate bonds	1,501	---	25	1,476	8.50
States and political subdivisions	62,572	533	453	62,652	6.17
Equity securities	12,874	4	239	12,639	7.42
Total available-for-sale securities	$425,856	$1,834	$2,662	$425,028	5.52%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$ 1,420	$ 88	---	$ 1,508	7.48%
Total held-to-maturity securities	$ 1,420	$ 88	---	$ 1,508	7.48%

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)

One-to four-family residential mortgage loans	$ 194,247	$ 185,253
Other residential mortgage loans	98,886	87,177
Commercial real estate loans	486,808	471,573
Other commercial loans	172,894	207,059
Industrial revenue bonds	58,220	61,224
Construction loans	891,168	919,059
Installment, education and other loans	155,587	154,015
Prepaid dealer premium	11,251	10,759
Discounts on loans purchased	(5)	(6)
Undisbursed portion of loans in process	(211,034)	(254,562)
Allowance for loan losses	(26,492)	(25,459)
Deferred loan fees and gains, net	(2,638)	(2,698)
	$1,828,892	$1,813,394
Weighted average interest rate	6.58%	7.58%

NOTE 9: DEPOSITS

	March 31, 2008	December 31, 2007
	(In Thousands)

Time Deposits:
0.00% - 1.99%	$ 31,397	$ 598
2.00% - 2.99%	36,082	22,850
3.00% - 3.99%	386,284	93,717
4.00% - 4.99%	435,992	470,718
5.00% - 5.99%	283,276	497,877
6.00% - 6.99%	10,298	10,394
7.00% and above	374	374
Total time deposits (3.79% - 4.83%)	1,183,703	1,096,528
Non-interest-bearing demand deposits	151,885	166,231
Interest-bearing demand and savings deposits (1.78% - 2.75%)	586,022	491,135
	1,921,610	1,753,894
Interest rate swap fair value adjustment	8,204	9,252
Total Deposits	$1,929,814	$1,763,146

NOTE 10: FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 has been applied prospectively as of the beginning of this fiscal year. The adoption of SFAS 157 did not have an impact on our financial statements except for the expanded disclosures noted below.

The following definitions describe the fair value hierarchy of levels of inputs used in the Fair Value Measurements.

·
Quoted prices in active markets for identical assets or liabilities (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

·
Other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

·
Significant unobservable inputs (Level 3): Inputs that reflect assumptions of a source independent of the reporting entity or the reporting entity's own assumptions that are supported by little or no market activity or observable inputs.

Financial instruments are broken down as follows by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at March 31, 2008.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, state and municipal bonds and U.S. government agency equity securities. Recurring Level 3 securities include one U.S. government agency security and one corporate debt security.

		Fair value measurements at March 31, 2008, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available for sale securities
U.S government agencies	$112,143		$$102,143	$10,000
Collateralized mortgage obligations	27,962		27,962
Mortgage-backed securities	260,023		260,023
Corporate bonds	1,416	947		469
States and political subdivisions	54,878		54,878
Equity securities	8,178	1,780	6,398
Total available-for-sale securities	$464,600	$2,727	$451,404	$10,469

The following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information:

Investment Securities
(In thousands)
Balance, January 1, 2008	$10,450
Unrealized gain included in comprehensive income	19
Balance, March 31, 2008	$10,469

Interest Rate Swap Agreements. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. Fair value estimates related to the Company’s hedged deposits are derived in the same manner. As of March 31, 2008, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. The fair value of interest rate swaps at March 31, 2008, was an asset of $3.0 million.

The following is a description of valuation methodologies used for assets recorded at fair value on a nonrecurring basis at March 31, 2008.

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale.

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under SFAS No. 114 is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. In addition, management may apply selling and other discounts to the underlying collateral value to determine the fair value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserves as part of the allowance for loan losses. In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value of $23.6 million, with an associated valuation reserve of $4.1 million, were recorded at their fair value of $19.5 million at March 31, 2008. A loss of $36.8 million related to impaired loans was recognized in earnings through the provision for loan losses during the three months ended March 31, 2008.

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

The Company believes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates of, including, among others, expected default probabilities, loss once loans default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. In addition, the Bank’s regulators may require additional provisions for loan losses as part of their examination process.

Additional discussion of the allowance for loan losses is included in the Company's 2007 Annual Report on Form 10-K under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

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

In the three months ended March 31, 2008, Great Southern's total loans increased $15.5 million, or 0.9%, from $1.81 billion at December 31, 2007, to $1.83 billion at March 31, 2008. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. The main loan areas experiencing increases in the first quarter of 2008 were one- to four-family and multifamily residential loans and commercial real estate loans. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. The Company does not expect to grow the loan portfolio significantly at this time. In the three months ended March 31, 2008, the disbursed portion of residential and commercial construction loan balances decreased $27.9 million. Based upon the current lending environment and economic conditions, annual growth in our loan portfolio may be limited in 2008 to an amount that could be below our annual average of 11% over the last five years.

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

In the three months ended March 31, 2008, the Company recorded a provision for loan losses and related charge-off of $35 million related to a loan to a bank holding company and associated loans to individuals. This provision for loan losses caused the Company to record a net loss for the first quarter of 2008. For additional information, see the discussion in this Form 10-Q under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses and Allowance for Loan Losses.” Interest income related to these loan relationships was accrued and collected through March 31, 2008. In future periods, the Company’s interest income will be negatively impacted to the extent that it will no longer accrue interest income on these loans.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand. In the three months ended March 31, 2008, total deposit balances increased $166.7 million. Of this total increase, interest-bearing transaction accounts increased $94.9 million and retail certificates of deposit increased $24.5 million. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $14.3 million. As the generation of increased net interest income is critical to the growth of Great Southern's earnings, the continued ability to attract deposits or generate other funding sources is very important to successful loan growth. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In 2007 and so far in 2008, our interest-bearing checking account balances have continued to increase; however, our non-interest-bearing checking account balances have decreased in this same time period. Non-interest-bearing checking accounts decreased primarily as a result of lower balances being kept in correspondent bank customers' accounts. These lower balances are due to the effects of the correspondent customers clearing checks through other avenues using electronic presentment, thus requiring lower compensating balances. If this decrease in non-interest-bearing checking account balances relative to the balances in other deposit categories continues, it could negatively impact our net interest income. In the three months ended March 31, 2008, brokered deposit balances increased $74.6 million. The Company elected to increase its brokered certificates of deposit in the first quarter of 2008 to provide liquidity for operations. Several brokered certificates were redeemed by the Company as the related interest rate swaps were terminated by the swap counterparties. The Company issued new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par typically after six months. There are no interest rate swaps associated with these brokered certificates.

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

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through September 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By September 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. On September 18, 2007, the FRB decreased the Federal Funds rate by 50 basis points and many market interest rates began to fall in the following weeks. In the months following September 2007, the FRB has reduced the Federal Funds rate by an additional 275 basis points. The Federal Funds rate now stands at 2.00%.

Generally, the flattening interest rate yield curve hurt Great Southern's ability to reinvest proceeds from loan and investment repayments at higher rates. In 2006 and the first nine months of 2007, the Company's cost of funds increased faster than its yield on loans and investments. This trend moderated beginning in the third quarter of 2007 as market interest rates started moving lower and the FRB cut the Federal Funds rate beginning in September 2007 by a total of 325 basis points to date. Prior to this downward trend, Great Southern had increased rates on checking, money market and retail certificate accounts in order to remain competitive, while not leading the market. With the decreases in the Federal Funds rate, Great Southern has lowered rates paid on deposits while trying to remain competitive in the market. Great Southern's deposit mix has also led to a relatively increased cost of funds. The Company has significant balances in high-dollar money market and premium NOW accounts, the owners of which are very rate sensitive and compare these products to other bank and non-bank products available by competing financial services companies. Another factor that is again beginning to negatively impact net interest income is the increase in LIBOR interest rates compared to Federal Funds rates as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates have become elevated approximately 30-60 basis points compared to historical averages versus the stated Federal Funds rate. The Company has interest rate swaps and other borrowings that are indexed to LIBOR, thereby causing increased funding costs. Funding costs related to brokered certificates of deposit have also been elevated due to competition by issuers to generate significant funding. Some of these issuers have heightened credit and liquidity risks. Additionally, recent FRB interest rate cuts have impacted net interest income. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on net interest income due to the large total balance of loans that are tied to the "prime rate of interest" which generally adjust immediately as Federal Funds adjust. This negative impact is expected to be offset over the following 60- to 120-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits, borrowings and interest rate swaps should also generally reduce as a result of changes in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures.

In addition, Great Southern's net interest margin has been negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate changes by the FRB as compared to interest rate changes in the financial markets. For the three months ended March 31, 2008 and 2007, interest income was reduced $186,000 and $348,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during those periods. This reduced net interest income and net interest margin. In addition, net interest income and net interest margin were negatively impacted by the effects of the accounting entries recorded for certain interest rate swaps (amortization of deposit broker origination fees). This amortization expense reduced net interest income by $1.4 million and $229,000 in the three months ended March 31, 2008 and 2007, respectively.

The negative impact of declining interest rates has been partially mitigated by the positive effects of the Company’s loans which have interest rate floors. At March 31, 2008, the Company had a portfolio of prime-based loans totaling approximately $1.18 billion with rates that change immediately with changes to the prime rate of interest. Of this total, $778 million represented loans which had interest rate floors. These floors were at varying rates, with $304 million of these loans having floor rates of 7.0% or greater and another $378 million of these loans having floor rates between 5.5% and 7.0%. At March 31, 2008, $576 million of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and into 2008, as the "prime rate of interest" has gone down, the Company's loan portfolio again had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. At March 31, 2008, the loan yield for the portfolio had increased to a level that was approximately 133 basis points higher than the "prime rate of interest." While interest rate floors have had an overall positive effect on the Company, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income is also affected by the Company's interest rate hedging activities. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

In the three months ended March 31, 2008 compared to the three months ended March 31, 2007, non-interest income increased primarily as a result of the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, totaling $3.0 million in the three months ended March 31, 2008, and totaling $296,000 in the three months ended March 31, 2007. In addition, non-interest income also increased as the result of higher revenue from gains on the sale of mortgage loans. Fees from service charges and overdrafts increased slightly. These fees will likely continue to increase modestly in 2008 compared to 2007 as we expect that retail checking accounts will continue to grow at a modest pace in 2008. We expect to continue to add checking balances; however, much of this growth is expected to come from additional corporate banking relationships and high-balance retail deposits which will not generate as much fee income as smaller individual checking accounts. First quarter 2008 commission income from the Company's travel, insurance and investment divisions increased compared to the same period in 2007. The travel division experienced the largest increase in commission revenues while the insurance and investment divisions experienced slight increases in the three months ended March 31, 2008. The travel division's increase was primarily the result of the acquisition of a St. Louis travel agency in the first quarter of 2007.

Total non-interest expense increased 18.4% in the three months ended March 31, 2008 compared to the same period in 2007. The increase was due to the continued growth of the Company, expenses related to FDIC insurance premiums and expenses related to problem loans and foreclosed assets. In late March 2007, Great Southern acquired a travel agency in St. Louis, Mo., and in June 2007, opened a banking center in Springfield, Mo. As a result, in the three months ended March 31, 2008, compared to the same period in 2007, non-interest expenses increased related to the ongoing operations of these new offices. In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company beginning in the latter half of 2007. The Company incurred additional insurance expense of $393,000 related to this in the first quarter of 2008 compared to the first quarter of 2007, and the Company expects a similar expense in future quarters. In addition, the Company’s expenses related to foreclosed assets and legal and professional fees (largely to collect problem loans) increased $368,000 in the three months ended March 31, 2008 compared to the same period in 2007.

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

Business Initiatives

In the first quarter of 2008, the Company opened its 39th retail banking center. Located in Branson, Mo., the new banking center, which includes a Great Southern Travel office, is the third retail center in this growing southwest Missouri market. In addition, the Company received regulatory approval in the first quarter of 2008 to open and operate a retail banking center in the St. Louis metropolitan market. Specifically, construction will begin soon on a full-service banking center in Creve Couer, Mo., which is expected to open in late 2008 or early 2009. The new retail banking center will complement a loan production office and a Great Southern Travel office, which are both located in Creve Couer. The Company also continues to actively look for potential retail sites in the Kansas City metropolitan area.

Effective April 9, 2008, Great Southern Financial Services, a division of Great Southern Bank, formed a new alliance with Springfield, Mo.-based Penney, Murray and Associates – a private wealth advisory practice of Ameriprise Financial Services. In addition, Great Southern transferred its broker dealer relationship from Raymond James Financial Services to Ameriprise Financial Services. This new alliance brings a more comprehensive range of investment products and a higher level of service to Great Southern Financial Services clients. Penney, Murray and Associates has served client investment needs through Ameriprise for more than 25 years. Ameriprise, a Fortune 500 company, has more than 110 years of history providing financial solutions and helping clients plan for and achieve their financial objectives.

In April 2008, the Company announced that it will close the Columbia, Mo., loan production office (LPO) in July 2008 due to unrealized business expectations.  The LPO opened in January 2006.  Loans originated out of this office will be serviced from the Springfield, Mo., office.  The Company will continue to have two Great Southern Travel offices in the Columbia market.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

During the three months ended March 31, 2008, the Company increased total assets by $70.5 million to $2.50 billion. Net loans increased by $15.5 million. The main loan areas experiencing increases were one- to four-family and multifamily residential loans and commercial real estate loans. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. The Company does not expect to grow the loan portfolio significantly at this time. Available-for-sale investment securities increased by $39.6 million. For the three months ended March 31, 2008, the average balance of investment securities increased by $49 million compared to the same period in 2007 due to the purchase of securities to provide liquidity and pledge against increased public funds deposits. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of  increasing net interest income but decreasing net interest margin. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 18.4% and 17.5% of total assets at March 31, 2008 and December 31, 2007, respectively.

Total liabilities increased $92.2 million from December 31, 2007 to $2.33 billion at March 31, 2008. Deposits increased $166.7 million and short-term borrowings increased $5.7 million. Partially offsetting these increases, FHLBank advances decreased $90.7 million, from $213.9 million at December 31, 2007, to $123.2 million at March 31, 2008. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. This decrease during the three months ended March 31, 2008, primarily related to the maturity of very short-term advances which had been obtained near the end of 2007 to meet funding needs at year-end. Deposits (excluding brokered and national certificates of deposit) increased $105.1 million from December 31, 2007. Retail CDs and interest-bearing transaction accounts (mainly money market accounts) increased $24.5 million and $94.9 million, respectively. Some of the increased money market account balances may prove to be seasonal, as a portion of the increase is attributed to public entities which received tax dollars in the first quarter of the year. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $14.3 million. Checking account balances totaled $737.9 million at March 31, 2008, up from $657.4 million at December 31, 2007. Total brokered deposits were $749.2 million at March 31, 2008, up from $674.6 million at December 31, 2007. The Company elected to increase its brokered certificates of deposit in the first quarter of 2008 to provide liquidity for operations. Several brokered certificates were redeemed by the Company as the related interest rate swaps were terminated by the swap counterparties. The Company issued new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion)

may redeem at par typically after six months. There are no interest rate swaps associated with these brokered certificates. The increase in short-term borrowings was mainly the result of increases ($10.0 million) in the Federal Reserve Term Auction Facility, increases ($9.6 million) in securities sold under repurchase agreements with Bank customers and decreases ($14.0 million) in overnight borrowings.

Stockholders' equity decreased $18.3 million from $189.9 million at December 31, 2007 to $171.6 million at March 31, 2008. Net loss for the three months ended March 31, 2008, was $15.2 million, dividends declared were $2.4 million, net repurchases of the Company's common stock were $273,000 and accumulated other comprehensive income decreased $461,000. During the three months ended March 31, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and issued 1,306 shares at an average price of $13.37 per share to cover stock option exercises.

In the three months ended March 31, 2008, the Company was not aggressively buying back shares of its stock. Management intends to continue its stock buy-back programs from time to time as long as it believes that repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's capital and earnings per share.

Results of Operations and Comparison for the Three Months Ended March 31, 2008 and 2007

General

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, net income decreased $22.5 million during the three months ended March 31, 2008, compared to the three months ended March 31, 2007. This decrease was primarily due to an increase in provision for loan losses of $36.4 million, or 2,700%, and an increase in non-interest expense of $2.2 million, or 18.4%, partially offset by an increase in net interest income of $657,000, or 3.8%, an increase in non-interest income of $3.2 million, or 46.1%, and a decrease in provision for income taxes of $12.2 million, or 345%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, net income decreased $23.5 million during the three months ended March 31, 2008, compared to the three months ended March 31, 2007. This decrease was primarily due to an increase in provision for loan losses of $36.4 million, or 2,700%, and an increase in non-interest expense of $2.2 million, or 18.4%, partially offset by an increase in net interest income of $1.8 million, or 10.2%, an increase in non-interest income of $576,000, or 8.7%, and a decrease in provision for income taxes of $12.7 million, or 363%.

The information presented in the table below and elsewhere in this report excluding hedge accounting entries recorded (for the 2008 and 2007 periods) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The tables below and elsewhere in this report excluding hedge accounting entries recorded (for the 2008 and 2007 periods) contain reconciliations of this information to the reported information prepared in accordance with GAAP. The Company believes that this non-GAAP financial information is useful in its internal management financial analyses and may also be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated for the reasons described above. The amortization of the deposit broker fee and the net change in fair value of interest rate swaps and related deposits may be volatile. For example, if market interest rates decrease significantly, the interest rate swap counterparties may wish to terminate the swaps prior to their stated maturities. If a swap is terminated, it is likely that the Company would redeem the related deposit account at face value. If the deposit account is redeemed, any unamortized broker fee associated with the deposit account must be written off to interest expense. In addition, if the interest rate swap is terminated, there may be an income or expense impact related to the fair values of the swap and related deposit which were previously recorded in the Company's financial statements. The effect on net income, net interest income, net interest margin and non-interest income could be significant in any given reporting period.

Selected Financial Data and Non-GAAP Reconciliation
 (Dollars in thousands)
	Three Months Ended March 31,
	2008		2007
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings (Loss)	$(15,153)	$(1.13)	$ 7,335	$.53
Amortization of deposit broker origination fees (net of taxes)	882.06		149.01
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(1,933)	(.14)	(222)	(.01)
Earnings (loss) excluding impact of hedge accounting entries	$(16,204)	$(1.21)	$7,262	$.53

Total Interest Income

Total interest income decreased $1.1 million, or 2.8%, during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was due to a $1.9 million, or 5.6%, decrease in interest income on loans, partially offset by an $820,000, or 17.2%, increase in interest income on investments and other interest-earning assets. Interest income for investment securities and other interest-earning assets increased due to higher average rates of interest and higher average balances. Interest income for loans decreased due to lower average rates of interest, partially offset by higher average balances. The lower average rates were a result of the significant decreases to the prime rate of interest in the first quarter of 2008.

For the three months ended March 31, 2008 and 2007, interest income was reduced $186,000 and $348,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the quarter. This reduced net interest income and net interest margin. For the three months ended March 31, 2008, compared to the same period in 2007, the average balance of investment securities increased by approximately $49 million due to the purchase of securities in 2007 and 2008 to pledge against increased public funds deposits and customer repurchase agreements. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin.

Interest Income - Loans

During the three months ended March 31, 2008 compared to the three months ended March 31, 2007, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $5.1 million as the result of lower average interest rates on loans. The average yield on loans decreased from 8.18% during the three months ended March 31, 2007, to 7.00% during the three months ended March 31, 2008. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2006, when market interest rates were lower, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2006 and 2007, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the fourth quarter of 2007 and the first quarter of 2008, the FRB significantly lowered the Federal Funds interest rate. This has led to many of the Company’s loans which are tied to the prime rate of interest again having loan rate floors which are in effect as of March 31, 2008. In the three months ended March 31, 2008, the average yield on loans was 7.00% versus an average prime rate for the period of 6.24%, or a difference of a positive 76 basis points. In the three months ended March 31, 2007, the average yield on loans was 8.18% versus an average prime rate for the period of 8.25%, or a difference of a negative 7 basis points.

Interest income increased $3.2 million as the result of higher average loan balances from $1.72 billion during the three months ended March 31, 2007 to $1.88 billion during the three months ended March 31, 2008. The higher average balance resulted principally from the Bank's increases in average balances in commercial and residential construction lending, one- to four-family and multifamily real estate lending and commercial business lending. The increases in construction loan balances are primarily the result of draws being made on construction loans that were originated in prior periods. The Bank's one- to four-family residential loan portfolio balance has increased in 2007 and to date in 2008 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

For the three months ended March 31, 2008 and 2007, interest income was reduced $186,000 and $348,000, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period.  See "Net Interest Income" for additional information on the impact of this interest activity.

Additionally, recent FRB interest rate cuts have impacted interest income and net interest income. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. This negative impact is expected to be offset over the following 60- to 120-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits, borrowings and interest rate swaps should also reduce as a result of changes in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased $820,000, mainly as a result of higher average balances during the three months ended March 31, 2008, when compared to the three months ended March 31, 2007. Interest income increased $623,000 as a result of an increase in average balances from $409 million during the three months ended March 31, 2007, to $458 million during the three months ended March 31, 2008. Interest income increased $197,000 as a result of an increase in average rates from 4.74% during the three months ended March 31, 2007, to 4.92% during the three months ended March 31, 2008. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reached interest rate reset dates in 2007 and the first quarter of 2008, their rates typically have increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) have generally declined from 2007 levels, the interest rates on those securities that reprice in 2008 likely will not increase and some could decrease at their next interest rate reset date. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The increase in average balances of investment securities in the first quarter of 2008 was primarily in available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging to deposit accounts under customer repurchase agreements and public fund deposits. The majority of these added securities are backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally seven to ten years) and then will adjust annually. In addition, the Company has several agency securities that are callable at the option of the issuer, so it is likely that, as market interest rates have declined, agency security balances will be reduced in 2008.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $1.8 million, or 8.0%, during the three months ended March 31, 2008, when compared with the three months ended March 31, 2007, primarily due to a decrease in interest expense on deposits of $1.3 million, or 7.3%, a decrease in interest expense on short-term borrowings of $146,000, or 8.4%, and a decrease in interest expense on FHLBank advances of $281,000, or 15.1%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, total interest expense decreased $2.9 million, or 13.2%, during the three months ended March 31, 2008, when compared with the three months ended March 31, 2007, primarily due to a decrease in interest expense on deposits of $2.5 million, or 13.6%, a decrease in interest expense on short-term borrowings of $146,000, or 8.4%, and a decrease in interest expense on FHLBank advances of $281,000, or 15.1%.

The amortization of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps significantly increased interest expense in the first quarter of 2008. The amortization of these fees totaled $1.4 million and $229,000 in the three months ended March 31, 2008 and 2007, respectively. The Company expects that this fee amortization will be significant again in the second quarter of 2008 as more interest rate swaps are likely to be called, with the Company likely to call the corresponding certificates of deposit.

Interest Expense - Deposits

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, interest on demand deposits decreased $1.3 million due to a decrease in average rates from 3.28% during the three months ended March 31, 2007, to 2.25% during the three months ended March 31, 2008. The average interest rates decreased due to lower overall market rates of interest throughout the fourth quarter of 2007 and the first quarter of 2008. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued into the first quarter of 2008. Interest on demand deposits decreased $768,000 due to an increase in average balances from $433 million during the three months ended March 31, 2007, to $540 million during the three months ended March 31, 2008. Average noninterest-bearing demand balances decreased from $175 million in the three months ended March 31, 2007, to $152 million in the three months ended March 31, 2008.

Interest expense on deposits decreased $1.2 million as a result of a decrease in average rates of interest on time deposits from 5.32% during the three months ended March 31, 2007, to 4.87% during the three months ended March 31, 2008. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $336,000 due to an increase in average balances of time deposits from $1.12 billion during the three months ended March 31, 2007, to $1.15 billion during the three months ended March 31, 2008. Market rates of interest on new certificates decreased since 2007 as the FRB reduced short-term interest rates. In addition, the Company's interest rate swaps repriced to lower rates in conjunction with the decreases in market interest rates in the first quarter of 2008.

The effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps did not impact interest on demand deposits.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, interest expense on deposits decreased $2.3 million as a result of a decrease in average rates of interest on time deposits from 5.24% during the three months ended March 31, 2007, to 4.39% during the three months ended March 31, 2008. Interest expense on deposits also increased $321,000 due to an increase in average balances of time deposits from $1.12 billion during the three months ended March 31, 2007, to $1.15 billion during the three months ended March 31, 2008.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended March 31, 2008 compared to the three months ended March 31, 2007, interest expense on FHLBank advances decreased due to lower average interest rates, partially offset by higher average balances. Interest expense on FHLBank advances decreased $504,000 due to a decrease in average interest rates from 5.13% in the three months ended March 31, 2007, to 3.84% in the three months ended March 31, 2008. Rates on advances decreased as the Company employed advances which mature in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly. Average rates on FHLBank advances are not likely to decrease significantly in the second quarter of 2008 as a large portion of the advances are fixed rate with the FHLBank having the option to redeem the advance at its discretion. Interest expense on FHLBank advances increased $223,000 due to an increase in average balances from $147 million during the three months ended March 31, 2007, to $166 million during the three months ended March 31, 2008.

Interest expense on short-term borrowings increased $623,000 due to an increase in average balances from $157 million during the three months ended March 31, 2007, to $225 million during the three months ended March 31, 2008. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility and increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, average rates on short-term borrowings decreased from 4.51% in the three months ended March 31, 2007, to 2.86% in the three months ended March 31, 2008, resulting in decreased interest expense of $769,000. The average interest rates decreased due to lower overall market rates of interest in the first quarter of 2008. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout the first quarter of 2008 as the FRB has decreased short-term interest rates.

Interest expense on subordinated debentures issued to capital trust decreased $104,000 due to decreases in average rates from 6.93% in the three months ended March 31, 2007, to 5.44% in the three months ended March 31, 2008. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. Interest expense on subordinated debentures issued to capital trust increased $82,000 due to increases in average balances from $26 million in the three months ended March 31, 2007, to $31 million in the three months ended March 31, 2008. In July 2007, the Company issued $5 million of new trust preferred debentures, increasing the amount of trust preferred debentures outstanding. These new debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.40%, adjusting quarterly.

Net Interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread decreased 4 basis points, or 1.5%, from 2.73% during the three months ended March 31, 2007, to 2.69% during the three months ended March 31, 2008. The decrease was due to a 92 basis point decrease in the weighted average yield received on interest-earning assets, partially offset by a 88 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin decreased 20 basis points, or 6.1%, from 3.27% during the three months ended March 31, 2007, to 3.07% during the three months ended March 31, 2008. In comparing the two periods, the yield on loans decreased 118 basis points while the yield on investment securities and other interest-earning assets increased 18 basis points. The rate paid on deposits decreased 72 basis points, the rate paid on FHLBank advances decreased 129 basis points, the rate paid on short-term borrowings decreased 165 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 149 basis points. The rate paid on deposits was affected by the amortization of the deposit broker origination fees discussed above.

The prime rate of interest averaged 8.25% during the three months ended March 31, 2007, compared to an average of 6.24% during the three months ended March 31, 2008. The prime rate began to decrease in the latter half of 2007 as the FRB began to lower short-term interest rates, and stood at 5.25% at March 31, 2008. A large percentage of the Bank's loans are tied to prime, which resulted in decreased loan yields in 2008 compared to 2007.

Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly lower in the three months ended March 31, 2008 compared to the 2007 period. Interest costs on these liabilities began to decrease in the latter half of 2007 and throughout the first quarter of 2008 as a result of declining short-term market interest rates, primarily due to decreases by the FRB. The Company continues to utilize interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread increased 16 basis points, or 5.8%, from 2.78% during the three months ended March 31, 2007, to 2.94% during the three months ended March 31, 2008. The increase was due to a 109 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 93 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 2 basis points, or 0.6%, from 3.32% during the three months ended March 31, 2007, to 3.30% during the three months ended March 31, 2008. In comparing the two periods, the yield on loans decreased 118 basis points while the yield on investment securities and other interest-earning assets increased 18 basis points. The rate paid on deposits decreased 98 basis points, the rate paid on FHLBank advances decreased 129 basis points, the rate paid on short-term borrowings decreased 165 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 149 basis points.

Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended March 31,
	2008		2007
	$	%	$	%

Reported Net Interest Margin	$17,843	3.07%	$17,186	3.27%
Amortization of deposit broker origination fees	1,357.23		229.05
Net interest margin excluding impact of hedge accounting entries	$19,200	3.30%	$17,415	3.32%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

On May 12, 2008, Great Southern Bancorp, Inc., determined to record a provision expense and related charge-off of $35 million, equal to $1.70 per share (after tax), related to a $30 million stock loan to an Arkansas-based bank holding company (ABHC) and the under-collateralized portion of other associated loans totaling $5 million, which loans were previously discussed in the Company’s Annual Report on Form 10-K filed on March 17, 2008, and Current Report on Form 8-K filed on May 12, 2008.  The charge-off resulted from the appointment of the FDIC as Receiver for ABHC’s subsidiary, ABank, by the OCC on May 9, 2008, and the closing of ABank by the FDIC that same day. As a result of these regulatory actions, the $30 million loan as well as $5 million, representing the under-collateralized portion of other related loans, have been charged off by the Company, with the provision expense and associated charge-off recorded in the March 31, 2008, quarter. After this charge-off, the Company and the Bank remain “well-capitalized” as defined by the Federal banking agencies’ capital-related regulations.

While the Company has multi-loan lending relationships with outstanding balances equal to or greater than the ABHC loan, the loan to ABHC is the largest single loan in the Company’s loan portfolio. The next largest single loan in the Company’s portfolio is approximately half the size of the loan to ABHC.  In addition, the Company currently only has one other bank stock loan in its portfolio. This loan has a principal balance of $2 million and is currently performing as of this date.

The provision for loan losses increased $36.4 million from $1.4 million during the three months ended March 31, 2007 to $37.8 million during the three months ended March 31, 2008. The allowance for loan losses increased $1.0 million, or 4.1%, to $26.5 million at March 31, 2008 compared to $25.5 million at December 31, 2007. Net charge-offs were $36.7 million in the three months ended March 31, 2008 versus $775,000 in the three months ended March 31, 2007. The increases in charge-offs and foreclosed assets were due principally to the $35 million which was provided for and charged off in the quarter ended March 31, 2008, related to the Company's loans to the Arkansas Bank Holding Company and related loans to individuals described above.  In addition, general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to increased provisions. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

The Bank's allowance for loan losses as a percentage of total loans was 1.42% and 1.38% at March 31, 2008 and December 31, 2007, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions.  If economic conditions deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for losses would be required, thereby adversely affecting future results of operations and financial condition. Potential problem loans are included in management's consideration when determining the adequacy of the provision and allowance for loan losses.

Non-performing Assets

As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at March 31, 2008, were $54.7 million, down $1.2 million from December 31, 2007. Non-performing assets as a percentage of total assets were 2.18% at March 31, 2008. Compared to December 31, 2007, non-performing loans decreased $3.7 million to $31.7 million while foreclosed assets increased $2.5 million to $22.9 million. Commercial real estate, construction and business loans comprised $28.7 million, or 90%, of the total $31.7 million of non-performing loans at March 31, 2008.

Non-performing Loans. Compared to December 31, 2007, non-performing loans decreased $3.7 million to $31.7 million. The decrease in non-performing loans during the quarter ended March 31, 2008, was primarily due to the following reductions to the Non-performing Loans category:

·
A $10.3 million loan relationship, which is secured by a condominium and retail historic rehabilitation development in St. Louis, was reduced to $8.7 million at March 31, 2008, through the receipt of a portion of the Federal and State tax credits expected to be received by the Company in 2008. The Company expects to receive additional Federal and State tax credits later in 2008, which should reduce the balance of this relationship to approximately $5.0 million. The Company has obtained a recent appraisal that substantiates the value of the project. Because of the tax credits involved, the Company expects to foreclose on this property at some point in the future and hold this property for several years. The Company expects to remove this relationship from loans and hold it as a depreciating asset once the tax credit process is completed later in 2008. Current projections by the Company indicate that a positive return on the investment is expected once the space is leased. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

·
A $5.7 million loan relationship, which is primarily secured by two office and retail historic rehabilitation developments, was reduced to $4.4 million through the transfer of one of the projects (located in southwest Missouri) to foreclosed assets during the quarter ended March 31, 2008. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.” The remaining $4.4 million relationship was transferred to foreclosed assets subsequent to March 31, 2008. Both developments are partially leased and the Company is receiving the cash flow from the lease payments.

·
A $3.3 million loan relationship, which was secured by a nursing home in the State of Missouri, was paid off in the first quarter of 2008 upon the sale of the facility. The Company had previously recorded a charge to the allowance for loan losses regarding this relationship and recovered approximately $500,000 to the allowance upon receipt of the loan payoff. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

·
A $1.0 million loan relationship, which is secured by subdivision lots and houses in central Missouri, was foreclosed upon during the first quarter of 2008. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

Partially offsetting these decreases in non-performing loans were the following additions to the Non-Performing Loans category:

·
A $1.4 million loan relationship, which is primarily secured by interests in various business ventures and other collateral. This relationship was described in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets – Subsequent Event Regarding Potential Problem Loans.”  This relationship was reduced by $5.0 million through the charge-off described above.

·
A $1.7 million loan relationship, which is primarily secured by a retail/office rehabilitation project in the St. Louis metropolitan area. To date, the renovations are not complete. The Company is in the process of determining what needs to be done to prepare the building for occupancy, and determining the course of action in regard to this relationship. This relationship was transferred to foreclosed assets subsequent to March 31, 2008.  At the time of transfer to foreclosed assets, this loan was charged down approximately $1.0 million.

At March 31, 2008, eight significant loan relationships accounted for $23.3 million of the total non-performing loan balance of $31.7 million. In addition to the four relationships noted above, four other significant loan relationships were previously included in Non-performing Loans and remained there at March 31, 2008. These four relationships are described below:

·
A $2.4 million loan relationship, which was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.” During 2007, the original $5.4 million relationship was reduced to $2.4 million through the foreclosure and subsequent sale of the real estate collateral. At the time of the foreclosure on these real estate assets, there was no charge-off against the allowance for loan losses. The remaining $2.4 million is secured by the guarantor’s ownership interest in a business. The guarantor is pursuing options to pay off this loan.

·	A $1.9 million loan relationship, which is secured by partially-developed subdivision lots in northwest Arkansas. The Company has begun foreclosure proceedings on this property.
·	A $1.3 million loan relationship, which is secured by a restaurant building in northwest Arkansas. The Company has begun foreclosure proceedings on this property.
·
A $1.3 million loan relationship, which is secured by several completed houses in the Branson, Mo., area. The majority of this relationship was transferred to foreclosed assets subsequent to March 31, 2008, with a charge-off of approximately $200,000 recorded at the time of transfer.

Foreclosed Assets. Of the total $22.9 million of foreclosed assets at March 31, 2008, foreclosed real estate totaled $22.4 million and repossessed automobiles, boats and other personal property totaled $490,000. Foreclosed assets increased $2.5 million during the three months ended March 31, 2008, from $20.4 million at December 31, 2007, to $22.9 million at March 31, 2008. During the three months ended March 31, 2008, foreclosed assets increased primarily due to the addition of two significant relationships to the foreclosed assets category and the addition of several smaller relationships that involve houses which are completed and for sale or under construction, as well as developed subdivision lots, partially offset by the sale of similar houses and subdivision lots. Partially offsetting these additions to foreclosed assets, the Company sold a motel located in the State of Illinois. This relationship totaled $2.6 million. The two relationships added to foreclosed assets are described below:

·
A $1.1 million asset relationship, involves the office and retail historic rehabilitation development in southwest Missouri described previously. A portion of this office is leased and the Company is receiving the rental payments. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

·
A $3.3 million asset relationship, involves a residential development in the St. Louis, Mo., metropolitan area. This St. Louis area relationship was foreclosed in the first quarter 2008. The Company recorded a loan charge-off of $1.0 million at the time of transfer to foreclosed assets based upon updated valuations of the assets. The Company is pursuing collection efforts against the guarantors on this credit. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Potential Problem Loans.”

At March 31, 2008, six separate relationships totaled $14.8 million, or 65%, of the total foreclosed assets balance. In addition to the two relationships described above, the other four relationships include:

·
A $4.2 million asset relationship, which involves two residential developments in the Kansas City, Mo., metropolitan area. These two subdivisions are primarily comprised of developed lots with some additional undeveloped ground. The Company is marketing these projects and has seen some recent interest by prospective purchasers. Subsequent to March 31, 2008, one of the subdivisions, with a balance of $1.6 million, is now under contract to sell with closing tentatively anticipated by June 30, 2008.

·
A $2.9 million asset relationship, which involves residential developments in Northwest Arkansas. One of the developments is comprised of completed houses and additional lots. The second development is comprised of completed duplexes and triplexes. A few sales of single-family houses have occurred and the remaining properties are being marketed for sale.

·	A $1.8 million asset relationship, which involves a residence and commercial building in the Lake of the Ozarks, Mo., area. The Company is marketing these properties for sale.
·
A $1.5 million relationship, which involves residential developments, primarily residential lots in three different subdivisions and undeveloped ground, in the Branson, Mo., area. The Company has been in contact with various developers to determine interest in the projects.

Potential Problem Loans. Potential problem loans increased $2.7 million during the three months ended March 31, 2008, from $30.3 million at December 31, 2007, to $33.0 million at March 31, 2008. Potential problem loans are loans which management has identified as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the three months ended March 31, 2008, Potential Problem Loans increased primarily due to the addition of three unrelated relationships totaling $6.5 million to the Potential Problem Loans category. The first addition to this category is a $3.0 million relationship which is primarily secured by interests in various business ventures and other collateral. The second loan relationship totaled $2.3 million and is primarily secured by commercial land to be developed in Northwest Arkansas. The third loan relationship totaled $1.2 million and is primarily secured by a completed mini-storage facility and lots to be developed for duplexes in Northwest Arkansas. These increases in Potential Problem Loans were partially offset by the transfer of one relationship totaling $4.3 million from Potential Problem Loans to Foreclosed Assets in the first quarter of 2008.

At March 31, 2008, ten significant relationships accounted for $26.5 million of the potential problem loan total. In addition to the three added relationships described above, the other seven relationships include:

·	The first loan relationship consists of a condominium development in Kansas City totaling $3.3 million. Some sales occurred during 2007, with the outstanding balance decreasing $1.9 million in 2007.
·
The second loan relationship totaled $2.7 million and is secured primarily by a motel in the State of Florida. This motel has operated for several years; however, it has experienced ongoing cash flow problems resulting in inconsistent payment performance. In addition, the Small Business Administration has a loan, which is subordinated to the Bank's position, on this same collateral.

·
The third loan relationship totaled $1.4 million. The relationship is secured primarily by a retail center, developed and undeveloped residential subdivisions, and single-family houses for resale in the Springfield, Missouri, area.

·
The fourth loan relationship consists of a retail center, improved commercial land and other collateral in the states of Georgia and Texas totaling $3.0 million. During the first quarter of 2008, performance on the relationship improved and the Company obtained additional collateral.

·
The fifth loan relationship consists of a residential subdivision and raw land near Little Rock, Ark. totaling $4.6 million. A few lots were sold and the relationship total was reduced by $200,000 in the three months ended March 31, 2008.

·	The sixth loan relationship totaled $3.3 million and consists of a residential subdivision development, developed lots in various subdivisions and a commercial office building in Springfield, Mo.
·	The seventh loan relationship totaled $1.7 million and consists of a residential subdivision development in Springfield, Mo.

Non-interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, total non-interest income increased $3.2 million in the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. Non-interest income for the first quarter of 2008 was $10.2 million compared with $7.0 million for the first quarter 2007. A significant portion of the increase in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $3.0 million in the three months ended March 31, 2008, and an increase of $296,000 in the three months ended March 31, 2007. Excluding the effects of the interest rate swap-related entries, non-interest income increased $576,000, or 8.7%, in the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

For the three months ended March 31, 2008, commission income from the Company's travel, insurance and investment divisions increased $160,000, or 6.5%, compared to the same period in 2007. This increase was primarily in the travel division as a result of the acquisition of a St. Louis travel agency late in the first quarter of 2007. The net realized gains on loan sales increased $218,000, or 125%, in the first quarter of 2008 compared to the first quarter of 2007. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market. Income from charges on deposit accounts and fees from ATM and debit card usage increased modestly (1.8%) in the three months ended March 31, 2008 compared to the same period in 2007.

In March 2008, the Company elected to sell the available-for-sale Freddie Mac preferred stock security on which the impairment write-down in value had been taken in the fourth quarter of 2007. In March 2008 the value of this security again declined sharply. The Company decided at that time to sell the security to reduce the volatility this security caused in the investment portfolio. The Company sold additional available-for-sale securities at gains to offset the loss incurred on the preferred stock. The net impact of these security sales on non-interest income was not significant.

Non-interest Expense

Total non-interest expense increased $2.2 million, or 18.4%, from $11.9 million in the three months ended March 31, 2007, compared to $14.1 million in the three months ended March 31, 2008. The increase was primarily due to: (i) an increase of $1.1 million, or 16.0%, in salaries and employee benefits; (ii) an increase of $393,000, or 177.8%, in deposit insurance expense; (iii) an increase of $239,000, or 209.6%, in expense on foreclosed assets; (iv) an increase of $129,000, or 51.8%, in legal, audit and other professional fees; and (v) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, advertising and telephone.

In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007. The Company incurred additional insurance expense of $393,000 in the first quarter of 2008 compared to the same period in 2007, and the Company expects a similar expense in subsequent quarters.

Due to the increases in levels of foreclosed assets, foreclosure-related expenses in the first quarter of 2008 were higher than the comparable 2007 period by approximately $239,000. Similarly, legal and professional fees increased $129,000 in the first quarter of 2008 compared to the same period in 2007 primarily due to collection efforts on problem loans.

In addition to the expense increases noted above, the Company's increase in non-interest expense in the first quarter of 2008 compared to the same period in 2007 related to the continued growth of the Company. Late in the first quarter of 2007, Great Southern completed its acquisition of a travel agency in St. Louis. In addition since June 2007, the Company opened banking centers in Springfield, Mo. and Branson, Mo. In the three months ended March 31, 2008, compared to the three months ended March 31, 2007, non-interest expenses increased $375,000 related to the ongoing operations of these entities. Other increases in salaries and payroll taxes were primarily related to additional staff and incentives in the commercial and residential lending areas. The Company's costs related to health insurance and its 401(k) plan also increased.

The Company's efficiency ratio for the quarter ended March 31, 2008, was 50.36% compared to 49.35% in the same quarter in 2007. These efficiency ratios include the impact of the hedge accounting entries for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the first quarter of 2008 was 53.44% compared to 49.58% in the same period in 2007. The Company's ratio of non-interest expense to average assets increased from 2.08% for the three months ended March 31, 2007, to 2.22% for the three months ended March 31, 2008. The ratio for the three months ended March 31, 2008 was comparable to recent quarterly levels in 2007; this ratio was 2.18% for the twelve months ended December 31, 2007.

Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended March 31,
	2008			2007
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$14,108	$28,017	50.36%	$11,918	$24,151	49.35%
Amortization of deposit broker origination fees	--	1,357	(2.58)	--	229	(.44)
Net change in fair value of interest rate swaps and related deposits	--	(2,974)	5.66	--	(341)	.67
Efficiency ratio excluding impact of hedge accounting entries	$14,108	$26,400	53.44%	$11,918	$24,039	49.58%

* Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax (loss) income was (36.4)% and 32.6% for the three months ended March 31, 2008 and 2007, respectively. For future periods, the Company expects the effective tax rate to be in the range of 31-33% of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $756,000 and $694,000 for the three months ended March 31, 2008 and 2007, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2008	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Yield/Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	6.72%	$193,807	$3,263	6.77%	$174,648	$3,013	7.00%
Other residential	6.73	92,910	1,769	7.66	74,542	1,556	8.47
Commercial real estate	6.76	468,702	8,436	7.24	463,151	9,672	8.47
Construction	6.30	703,250	12,203	6.98	653,974	13,648	8.46
Commercial business	5.96	201,532	3,266	6.52	155,574	3,209	8.36
Other loans	7.79	164,545	2,866	7.01	144,812	2,704	7.57
Industrial revenue bonds	6.70	55,011	936	6.85	52,636	875	6.74

Total loans receivable	6.58	1,879,757	32,739	7.00	1,719,337	34,677	8.18

Investment securities and other interest-earning assets	5.35	458,141	5,601	4.92	409,272	4,781	4.74

Total interest-earning assets	6.30	2,337,898	38,340	6.60	2,128,609	39,458	7.52
Non-interest-earning assets:
Cash and cash equivalents		67,432			94,293
Other non-earning assets		68,565			45,445
Total assets		$2,473,895			$2,268,347

Interest-bearing liabilities:
Interest-bearing demand and savings	1.78	$540,016	3,017	2.25	$433,173	3,502	3.28
Time deposits	3.79	1,146,664	13,883	4.87	1,122,878	14,724	5.32
Total deposits	3.12	1,686,680	16,900	4.03	1,556,051	18,226	4.75
Short-term borrowings	2.09	224,908	1,597	2.86	156,817	1,743	4.51
Subordinated debentures issued to capital trust	5.05	30,929	418	5.44	25,774	440	6.93
FHLB advances	3.73	165,774	1,582	3.84	147,277	1,863	5.13

Total interest-bearing liabilities	3.08	2,108,291	20,497	3.91	1,885,919	22,272	4.79
Non-interest-bearing liabilities:
Demand deposits		151,813			174,594
Other liabilities		18,341			27,214
Total liabilities		2,278,445			2,087,727
Stockholders’ equity		195,450			180,620
Total liabilities and stockholders’ equity		$2,473,895			$2,268,347

Net interest income:
Interest rate spread	3.22%		$17,843	2.69%		$17,186	2.73%
Net interest margin*				3.07%			3.27%
Average interest-earning assets to average interest-bearing liabilities		110.9%			112.9%

_______________
 *Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $74.3 million and $66.7 million for the three months ended March 31, 2008 and 2007, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $32.0 million and $23.3 million for the three months ended March 31, 2008 and 2007, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $906,000 and $763,000 for the three months ended March 31, 2008 and 2007, respectively.

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

	Three Months Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,152)	$3,214	$(1,938)
Investment securities and other interest-earning assets	197	623	820
Total interest-earning assets	(4,955)	3,837	(1,118)
Interest-bearing liabilities:
Demand deposits	(1,253)	768	(485)
Time deposits	(1,178)	336	(842)
Total deposits	(2,431)	1,104	(1,327)
Short-term borrowings	(769)	623	(146)
Subordinated debentures issued to capital trust	(104)	82	(22)
FHLBank advances	(504)	223	(281)
Total interest-bearing liabilities	(3,808)	2,032	(1,776)
Net interest income	$(1,147)	$1,805	$658

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2008, the Company had commitments of approximately $20.0 million to fund loan originations, $325.8 million of unused lines of credit and unadvanced loans, and $18.9 million of outstanding letters of credit.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

The Company's stockholders' equity was $171.6 million, or 6.8% of total assets of $2.50 billion at March 31, 2008, compared to equity of $189.9 million, or 7.8%, of total assets of $2.43 billion at December 31, 2007.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On March 31, 2008, the Bank's Tier 1 risk-based capital ratio was 10.45%, total risk-based capital ratio was 11.70% and the Tier 1 leverage ratio was 8.78%. As of March 31, 2008, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2008, the Company's Tier 1 risk-based capital ratio was 9.72%, total risk-based capital ratio was 10.97% and the leverage ratio was 8.08%. As of March 31, 2008, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.  In April 2008, the Bank paid a dividend of $30 million to Bancorp, which was used to move the ABHC loan to the Company level.  Although this dividend reduced the Bank's capital ratios, the Bank remained "well capitalized" after this dividend.

At March 31, 2008, the held-to-maturity investment portfolio included no gross unrealized losses and gross unrealized gains of $131,000.

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

Statements of Cash Flows. During the three months ended March 31, 2008 and 2007, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $16.9 million during the three months ended March 31, 2008, and $3.5 million during the three months ended March 31, 2007.

During the three months ended March 31, 2008 and 2007, investing activities used cash of $97.9 million and $82.4 million, respectively, primarily due to the net increase of loans and investment securities in each period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as stock repurchases and dividend payments to stockholders. Financing activities provided $80.4 million during the three months ended March 31, 2008 and $44.2 million during the three months ended March 31, 2007. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, stock repurchases and dividend payments to stockholders.

Dividends. During the three months ended March 31, 2008, the Company declared a dividend of $0.18 per share (which was paid in April 2008), and paid a dividend of $0.17 per share (which was declared in December 2007). During the three months ended March 31, 2007, the Company declared a dividend of $0.16 per share (which was paid in April 2007), or 30% of net income per diluted share for that three month period, and paid a dividend of $0.16 per share (which was declared in December 2006).

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and issued 1,306 shares of stock at an average price of $13.37 per share to cover stock option exercises. During the three months ended March 31, 2007, the Company repurchased 20,824 shares of its common stock at an average price of $29.63 per share and issued 22,455 shares of stock at an average price of $18.71 per share to cover stock option exercises.

Management intends to continue its stock buy-back programs from time to time as long as it believes that repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's capital and earnings per share.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2008, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly positive. Generally, a rate cut by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income due to the large total balances of loans which adjust to the “prime interest rate” daily. The Company believes that this negative impact would be negated over the subsequent 60- to 120-day period as the Company’s interest rates on deposits, borrowings and interest rate swaps should also reduce proportionately to the changes by the FRB, assuming normal credit, liquidity and competitive pricing pressures.

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

The Company enters into interest-rate swap derivatives, primarily as an asset/liability management strategy in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $442,000 of ineffectiveness was recorded in income in the non-interest income caption for the three months ended March 31, 2008. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

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

In addition to the disclosures previously made by the Company in the December 31, 2007, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at March 31, 2008.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate
Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2008	$ 57.3	2.39%	5.12%
2009	21.2	2.76	4.33
2011	21.6	2.97	4.18
2012	12.3	2.84	4.81
2013	18.1	2.90	4.29
2014	13.8	3.22	5.11
2015	19.5	2.81	5.00
2016	9.3	4.10	6.10
2017	15.5	2.81	5.28
2019	34.9	2.85	5.12
2023	6.6	3.80	5.10
Total Notional Amount	$ 230.1	2.83%	4.92%
Fair Value Adjustment Asset (Liability)	$ 3.0

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2008, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first quarter of 2008 is shown below.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2008 - January 31, 2008	21,200	$19.19	21,200	396,562
February 1, 2008 - February 29, 2008	---	$----	---	396,562
March 1, 2008 - March 31, 2008	---	$----	---	396,562
	21,200	$19.19	21,200

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

Great Southern Bancorp, Inc.
Registrant
Date: May 19, 2008	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 19, 2008	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

(i)
The Registrant's Charter previously filed with the Commission as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(ii)
The Registrant's Bylaws, previously filed with the Commission (File no. 000-18082) as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 19, 2007, is incorporated herein by reference as Exhibit 3.2.

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

A description of the salary and bonus arrangements for 2008 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is incorporated herein by reference as Exhibit 10.8.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is incorporated herein by reference as Exhibit 10.9.

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