Form 10-Q
period 2008-06-30
GREAT SOUTHERN BANCORP INC
filed 2008-08-11
CIK 854560

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

The number of shares outstanding of each of the registrant's classes of common stock: 13,380,969 shares of common stock, par value $.01, outstanding at August 7, 2008.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$73,595	$79,552
Interest-bearing deposits in other financial institutions	25,956	973
Cash and cash equivalents	99,551	80,525
Available-for-sale securities	460,493	425,028
Held-to-maturity securities (fair value $1,440 – June 2008;
$1,508 - December 2007)	1,360	1,420
Mortgage loans held for sale	9,085	6,717
Loans receivable, net of allowance for loan losses of
$27,242 – June 2008; $25,459 - December 2007	1,794,511	1,813,394
Interest receivable	13,109	15,441
Prepaid expenses and other assets	13,868	14,904
Foreclosed assets held for sale, net	33,032	20,399
Premises and equipment, net	29,546	28,033
Goodwill and other intangible assets	1,792	1,909
Investment in Federal Home Loan Bank stock	9,294	13,557
Refundable income taxes	9,578	1,701
Deferred income taxes	11,863	8,704
Total Assets	$2,487,082	$2,431,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,861,832	$1,763,146
Federal Home Loan Bank advances	123,031	213,867
Short-term borrowings	281,909	216,721
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	7,450	6,149
Advances from borrowers for taxes and insurance	1,017	378
Accounts payable and accrued expenses	8,829	10,671
Total Liabilities	2,314,997	2,241,861
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2008 - 13,380,969 shares; December 2007 -
13,400,197 shares	134	134
Additional paid-in capital	19,576	19,342
Retained earnings	156,913	170,933
Accumulated other comprehensive income (loss)	(4,538)	(538)
Total Stockholders' Equity	172,085	189,871
Total Liabilities and Stockholders' Equity	$2,487,082	$2,431,732

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
INTEREST INCOME	(Unaudited)		(Unaudited)
Loans	$29,661	$36,163	$62,401	$70,841
Investment securities and other	6,003	5,540	11,603	10,321
TOTAL INTEREST INCOME	35,664	41,703	74,004	81,162
INTEREST EXPENSE
Deposits	14,863	19,395	31,762	37,622
Federal Home Loan Bank advances	1,142	1,464	2,724	3,327
Short-term borrowings	1,186	1,916	2,783	3,659
Subordinated debentures issued to capital trust	342	440	761	880
TOTAL INTEREST EXPENSE	17,533	23,215	38,030	45,488
NET INTEREST INCOME	18,131	18,488	35,974	35,674
PROVISION FOR LOAN LOSSES	4,950	1,425	42,700	2,775
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	13,181	17,063	(6,726)	32,899

NON-INTEREST INCOME
Commissions	2,432	2,751	5,072	5,231
Service charges and ATM fees	3,970	3,950	7,536	7,452
Net realized gains on sales of loans	365	260	758	435
Net realized gains on sales of
available-for-sale securities	1	--	8	--
Net gain on sales of fixed assets	156	14	166	24
Late charges and fees on loans	154	219	373	382
Change in interest rate swap fair value net of change in hedged deposit fair value	2,277	389	5,254	686
Other income	509	344	880	683
TOTAL NON-INTEREST INCOME	9,864	7,927	20,047	14,893

NON-INTEREST EXPENSE
Salaries and employee benefits	7,970	7,493	16,246	14,629
Net occupancy and equipment expense	2,137	1,931	4,185	3,873
Postage	569	586	1,132	1,118
Insurance	507	227	1,120	447
Advertising	342	461	620	709
Office supplies and printing	226	239	445	472
Telephone	360	332	732	668
Legal, audit and other professional fees	343	333	721	582
Expense on foreclosed assets	262	36	615	150
Other operating expenses	841	1,104	1,858	2,013
TOTAL NON-INTEREST EXPENSE	13,557	12,742	27,674	24,661

INCOME (LOSS) BEFORE INCOME TAXES	9,488	12,248	(14,353)	23,131

PROVISION (CREDIT) FOR INCOME TAXES	3,156	4,041	(5,532)	7,589

NET INCOME (LOSS)	$6,332	$8,207	$(8,821)	$15,542
BASIC EARNINGS (LOSS) PER COMMON SHARE	$.47	$.60	$(.66)	$1.14
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.47	$.60	$(.66)	$1.13
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.17	$.36	$.33

See Notes to Consolidated Financial Statements

 GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
	SIX MONTHS ENDED JUNE 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,821)	$15,542
Proceeds from sales of loans held for sale	51,316	32,216
Originations of loans held for sale	(44,248)	(28,587)
Items not requiring (providing) cash:
Depreciation	1,219	1,312
Amortization	198	204
Provision for loan losses	42,700	2,775
Net gains on loan sales	(758)	(435)
Net gains on sale of available-for-sale investment securities	(8)	--
Net gains on sale of premises and equipment	(166)	(24)
Gain on sale of foreclosed assets	(36)	(119)
Amortization of deferred income, premiums and discounts	(1,108)	(2,174)
Change in interest rate swap fair value net of change in
hedged deposit fair value	(5,254)	(686)
Deferred income taxes	(1,005)	(274)
Changes in:
Interest receivable	2,332	(1,409)
Prepaid expenses and other assets	(2,286)	(647)
Accounts payable and accrued expenses	759	(11,700)
Income taxes refundable/payable	(7,877)	1,830
Net cash provided by operating activities	26,957	7,824
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(47,905)	(85,872)
Purchase of loans	(1,865)	(1,555)
Proceeds from sale of student loans	238	1,653
Purchase of additional business units	--	(730)
Purchase of premises and equipment	(2,918)	(2,124)
Proceeds from sale of premises and equipment	352	40
Proceeds from sale of foreclosed assets	6,144	1,153
Capitalized costs on foreclosed assets	(322)	--
Proceeds from sales of available-for-sale investment securities	65,220	--
Proceeds from maturing available-for-sale investment securities	21,000	317,335
Proceeds from maturing held-to-maturity investment securities	60	50
Proceeds from called investment securities	105,500	6,700
Principal reductions on mortgage-backed securities	34,836	36,803
Purchase of available-for-sale securities	(268,441)	(465,936)
Redemption of Federal Home Loan Bank stock	4,263	998
Net cash used in investing activities	(83,838)	(191,485)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	115,007	60,036
Net increase (decrease) in checking and savings deposits	(9,122)	77,533
Proceeds from Federal Home Loan Bank advances	503,000	401,000
Repayments of Federal Home Loan Bank advances	(593,836)	(450,895)
Net increase in short-term borrowings	65,188	68,258
Advances from borrowers for taxes and insurance	639	493
Stock repurchase	(408)	(3,638)
Dividends paid	(4,820)	(4,377)
Stock options exercised	259	854
Net cash provided by financing activities	75,907	149,264
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,026	(34,397)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,525	133,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,551	$98,753
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2007, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

For the three months ended June 30, 2008, the travel, insurance and investment divisions reported gross revenues of $1.9 million, $358,000 and $230,000, respectively, and net income of $131,000, $37,000 and $31,000, respectively. For the three months ended June 30, 2007, the travel, insurance and investment divisions reported gross revenues of $1.9 million, $342,000 and $522,000, respectively, and net income of $158,000, $34,000 and $45,000, respectively. The decrease in gross revenues in the investment division for the three and six months ended June 30, 2008, was a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced.

For the six months ended June 30, 2008, the travel, insurance and investment divisions reported gross revenues of $3.6 million, $766,000 and $755,000, respectively, and net income of $187,000, $90,000 and $144,000, respectively. For the six months ended June 30, 2007, the travel, insurance and investment divisions reported gross revenues of $3.6 million, $722,000 and $1.0 million, respectively, and net income of $336,000, $99,000 and $53,000, respectively.

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

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Net income	$6,332	$8,207
Unrealized holding gains (losses), net of income taxes	(3,538)	(2,858)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	1	--
	(3,539)	(2,858)
Comprehensive income	$2,793	$5,349

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Net income (loss)	$(8,821)	$15,542
Unrealized holding gains (losses), net of income taxes	(3,995)	(2,275)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	5	--
	(4,000)	(2,275)
Comprehensive income (loss)	$(12,821)	$13,267

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157, Fair Value Measurements (which was adopted by the Company on January 1, 2008) for nonfinancial statements on a recurring basis, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. This staff position defers the effective date of SFAS No. 157 to January 1, 2009, for items within the scope of the staff position.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. SFAS No. 162 is effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies—an amendment of FASB Statements No. 5 and 141(R). The purpose of the proposed statement is intended to improve the quality of financial reporting by expanding disclosures required about certain loss contingencies. Investors and other users of financial information have expressed concerns that current disclosures required in SFAS No. 5, Accounting for Contingencies, do not provide sufficient information in a timely manner to assist users of financial statements in assessing the likelihood, timing, and amount of future cash flows associated with loss contingencies. If approved as written, this proposed Statement would expand disclosures about certain loss contingencies in the scope of SFAS No. 5 or SFAS No. 141 (revised 2007), Business Combinations, and would be effective for fiscal years ending after December 15, 2008, and interim and annual periods in subsequent fiscal years.

In June 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Accounting for Hedging Activities—an amendment of FASB Statement No. 133. The purpose of the proposed Statement is intended to simplify hedge accounting resulting in increased comparability of financial results for entities that apply hedge accounting. Specifically, the proposed statement would eliminate the multiple methods of hedge accounting currently being used for the same transaction. It also would require an entity to designate all risks as the hedged risk (with certain exceptions) in the hedged item or transaction, thus better reflecting the economics of such items and transactions in the financial statements. Additional objectives of the proposed Statement are to: simplify accounting for hedging activities; improve the financial reporting of hedging activities to make the accounting model and associated disclosures more useful and easier to understand for users of financial statements; resolve major practice issues related to hedge accounting that have arisen under Statement 133, Accounting for Derivative Instruments and Hedging Activities; and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. If approved as written, the proposed Statement would require application of the amended hedging requirements for financial statements issued for fiscal years beginning after June 15, 2009, and interim periods within those fiscal years.

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

The Company uses derivatives to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income and cash flows and to better match the repricing profile of its interest-sensitive assets and liabilities. As a result of interest rate fluctuations, certain interest-sensitive assets and liabilities will gain or lose market value. In an effective fair value hedging strategy, the effect of this change in value will generally be offset by a corresponding change in value on the derivatives linked to the hedged assets and liabilities.

At June 30, 2008 and December 31, 2007, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At June 30, 2008, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $85.3 million and $419.2 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, swaps in a net settlement receivable position totaled $85.3 million and swaps in a net settlement payable position totaled $-0-. At December 31, 2007, swaps in a net settlement receivable position totaled $225.7 million and swaps in a net settlement payable position totaled $193.5 million. The net gains recognized in earnings on fair value hedges were $2.3 million and $389,000 for the three months ended June 30, 2008 and 2007, respectively. The net gains recognized in earnings on fair value hedges were $5.3 million and $686,000 for the six months ended June 30, 2008 and 2007, respectively.

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

NOTE 7: INVESTMENT SECURITIES

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$58,684	$10	$1,125	$57,569	5.19%
Collateralized mortgage obligations	27,266	---	2,008	25,258	5.24
Mortgage-backed securities	315,665	849	1,635	314,879	5.01
Corporate bonds	1,501	---	186	1,315	8.50
States and political subdivisions	55,421	94	1,224	54,291	6.17
Equity securities(1)	8,938	1	1,758	7,181	6.74
Total available-for-sale securities	$467,475	$954	$7,936	$460,493	5.23%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360	$80	---	$1,440	7.49%
Total held-to-maturity securities	$1,360	$80	---	$1,440	7.49%

(1)  At June 30, 2008, amortized cost of equity securities includes $5.8 million of fixed-rate Fannie Mae and Freddie Mac preferred stock which were purchased at par in 2007.

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$126,117	$53	$375	$125,795	5.81%
Collateralized mortgage obligations	39,769	214	654	39,329	5.65
Mortgage-backed securities	183,023	1,030	916	183,137	4.92
Corporate bonds	1,501	---	25	1,476	8.50
States and political subdivisions	62,572	533	453	62,652	6.17
Equity securities	12,874	4	239	12,639	7.42
Total available-for-sale securities	$425,856	$1,834	$2,662	$425,028	5.52%
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,420	$88	---	$1,508	7.48%
Total held-to-maturity securities	$1,420	$88	---	$1,508	7.48%

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30, 2008	December 31, 2007
	(In Thousands)
One-to four-family residential mortgage loans	$202,107	$185,253
Other residential mortgage loans	117,633	87,177
Commercial real estate loans	488,687	471,573
Other commercial loans	151,528	207,059
Industrial revenue bonds	53,631	61,224
Construction loans	773,751	919,059
Installment, education and other loans	169,274	154,015
Prepaid dealer premium	12,870	10,759
Discounts on loans purchased	(5)	(6)
Undisbursed portion of loans in process	(145,215)	(254,562)
Allowance for loan losses	(27,242)	(25,459)
Deferred loan fees and gains, net	(2,508)	(2,698)
	$1,794,511	$1,813,394
Weighted average interest rate	6.44%	7.58%

NOTE 9: DEPOSITS

	June 30, 2008	December 31, 2007
	(In Thousands)

Time Deposits:
0.00% - 1.99%	$47,718	$598
2.00% - 2.99%	163,332	22,850
3.00% - 3.99%	423,819	93,717
4.00% - 4.99%	441,539	470,718
5.00% - 5.99%	133,977	497,877
6.00% - 6.99%	968	10,394
7.00% and above	183	374
Total time deposits (3.63% - 4.83%)	1,211,536	1,096,528
Non-interest-bearing demand deposits	156,114	166,231
Interest-bearing demand and savings deposits (1.59% - 2.75%)	492,130	491,135
	1,859,780	1,753,894
Interest rate swap fair value adjustment	2,052	9,252
Total Deposits	$1,861,832	$1,763,146

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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at June 30, 2008.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, state and municipal bonds and U.S. government agency equity securities. Recurring Level 3 securities include one corporate debt security.

		Fair value measurements at June 30, 2008, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available for sale securities
U.S government agencies	$ 57,569	$ ---	$ 57,569	$ ---
Collateralized mortgage obligations	25,258	---	25,258	---
Mortgage-backed securities	314,879	---	314,879	---
Corporate bonds	1,315	870	---	445
States and political subdivisions	54,291	---	54,291	---
Equity securities	7,181	984	6,197	---
Total available-for-sale securities	$460,493	$1,854	$458,194	$ 445

The following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information. $10.0 million of U.S. government agency securities were reclassified from Level 3 to Level 2 due to a model-driven valuation with market observable inputs being utilized during the quarter ended June 30, 2008.

Investment Securities
(In thousands)
Balance, April 1, 2008	$10,469
Unrealized loss included in comprehensive income	(24)
Transfer from Level 3 to Level 2	(10,000)
Balance, June 30, 2008	$445

Investment Securities
(In thousands)
Balance, January 1, 2008	$10,450
Unrealized loss included in comprehensive income	(5)
Transfer from Level 3 to Level 2	(10,000)
Balance, June 30, 2008	$445

Interest Rate Swap Agreements. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. Fair value estimates related to the Company’s hedged deposits are derived in the same manner. As of June 30, 2008, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. The fair value of interest rate swaps at June 30, 2008, was a liability of $0.8 million.

The following is a description of valuation methodologies used for assets recorded at fair value on a nonrecurring basis at June 30, 2008.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value of $34.9 million, with an associated valuation reserve of $5.7 million, were recorded at their fair value of $29.2 million at June 30, 2008. Losses of $7.1 million and $43.9 million related to impaired loans were recognized in earnings through the provision for loan losses during the three and six months ended June 30, 2008, respectively.

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

The Company believes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates of, including, among others, expected default probabilities, loss once loans default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. In addition, the Bank’s regulators could require additional provisions for loan losses as part of their examination process.  The next annual regulatory examination of the Bank is expected to commence in late September 2008.

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

In addition, the Company considers that the determination of the valuations of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management’s best estimate of the amount to be realized from the sales of the assets.  While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially from the carrying value reflected in these financial statements, resulting in losses that could adversely impact earnings in future periods.

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

In the six months ended June 30, 2008, Great Southern's net loans decreased $18.9 million, or 1.0%, from $1.81 billion at December 31, 2007, to $1.79 billion at June 30, 2008. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the loan portfolio significantly, if at all, at this time. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. In the six months ended June 30, 2008, the disbursed portion of residential and commercial construction loan balances decreased $145.3 million. The main loan areas experiencing increases in the first six months of 2008 were one- to four-family and multifamily residential loans, commercial real estate loans and consumer loans.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we have not historically had an overall high level of charge-offs on our non-performing loans prior to 2008, we do not accrue interest income on these loans and do not recognize interest income until the loan is repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.

In the six months ended June 30, 2008, Great Southern's available-for-sale securities increased $35.5 million, or 8.3%, from $425 million at December 31, 2007, to $460 million at June 30, 2008. The Company’s mix of securities changed in the six month period primarily in two categories. U.S. Government agency debt securities decreased $68.2 million primarily due to maturing short-term securities and longer term securities that were called at par by the issuing agency. The Company elected to replace these securities with U.S. Government agency mortgage-backed securities, which increased $131.7 million to cover pledging requirements for public funds and customer repurchase agreements.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the six months ended June 30, 2008, total deposit balances increased $98.7 million, or 5.6%. Of this total increase, interest-bearing transaction accounts were nearly unchanged while non-interest-bearing checking accounts decreased $10.1 million. Retail certificates of deposit increased $37.0 million. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In 2007 and so far in 2008, our non-interest-bearing checking account balances have decreased. Non-interest-bearing checking accounts decreased primarily as a result of lower balances being kept in correspondent bank customers' accounts. These lower balances are due to the effects of the correspondent customers clearing checks through other avenues using electronic presentment, thus requiring lower compensating balances. If this decrease in non-interest-bearing checking account balances relative to the balances in other deposit categories continues, it could negatively impact our net interest income. In the six months ended June 30, 2008, brokered deposit balances increased $70.8 million. The Company elected to increase its brokered certificates of deposit in the first half of 2008 to provide liquidity for operations. Several brokered certificates were redeemed by the Company as the related interest rate swaps were terminated by the swap counterparties. The Company issued new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par typically after six months. There are no interest rate swaps associated with these brokered certificates.

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

Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. We also have a portion of our liabilities that will reprice with changes to the federal funds rate or the three-month LIBOR rate. We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").

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

One factor that continues to negatively impact net interest income is the elevated level of LIBOR interest rates compared to Federal Funds rates as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates are elevated approximately 30-60 basis points compared to historical averages versus the stated Federal Funds rate. The Company has interest rate swaps and other borrowings that are indexed to LIBOR, thereby causing increased funding costs. Funding costs related to brokered certificates of deposit have also been elevated due to competition by issuers to generate significant funding.

Another negative impact to net interest margin resulted from the decision by the Company to increase longer term brokered certificates of deposit in the first and second quarters of 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the Federal Reserve Bank. In the first half of 2008, the Company issued approximately $276 million of new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par typically after six months. There are no interest rate swaps associated with these brokered certificates. These longer-term certificates carry an interest rate that is approximately 100-150 basis points higher than the interest rate that the Company would have paid if it instead utilized short-term advances from the FHLBank. The Company decided the higher rate was justified by the longer term and the ability to keep committed funding lines available. The net interest margin was also negatively impacted as the Company originated some of the new certificates in advance of the anticipated terminations of the existing certificates, thereby causing the Company to have excess funds for a period of time. These excess funds were invested in short-term cash equivalents at rates that at times caused the Company to earn a negative spread. Partially offsetting the increase in brokered CDs, several existing brokered certificates were redeemed by the Company in the first half of 2008 as the related interest rate swaps were terminated by the swap counterparties. These redeemed certificates had effective interest rates of approximately 90-day LIBOR as a result of the related interest rate swaps. Interest rate swap notional amounts have decreased from $419 million at December 31, 2007, to $85 million at June 30, 2008.

The Federal Reserve most recently cut interest rates on April 30, 2008, and elected to leave the Federal Funds rate unchanged at its meetings on June 25, 2008 and August 5, 2008. A rate cut by the Federal Reserve would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as Federal Funds adjust. We believe this negative impact would be offset over the following 60- to 120-day period, and subsequently would have a positive impact, as the Company's interest rates on deposits, borrowings and interest rate swaps would likely also go down as a result of a reduction in interest rates by the Federal Reserve, assuming normal credit, liquidity and competitive loan and deposit pricing pressures. This anticipated positive impact would be partially offset by the change in funding mix noted above, as well as retail deposit competition in the Company's market areas.

In addition, Great Southern's net interest margin has been negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate changes by the FRB as compared to interest rate changes in the financial markets. For the six months ended June 30, 2008 and 2007, interest income was reduced $671,000 and $440,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during those periods. This reduced net interest income and net interest margin. In addition, net interest income and net interest margin were negatively impacted by the effects of the accounting entries recorded for certain interest rate swaps (amortization of deposit broker origination fees). This amortization expense reduced net interest income by $2.3 million and $443,000 in the six months ended June 30, 2008 and 2007, respectively.

The negative impact of declining interest rates has been partially mitigated by the positive effects of the Company’s loans which have interest rate floors. At June 30, 2008, the Company had a portfolio of prime-based loans totaling approximately $1.09 billion with rates that change immediately with changes to the prime rate of interest. Of this total, $773 million represented loans which had interest rate floors. These floors were at varying rates, with $245 million of these loans having floor rates of 7.0% or greater and another $432 million of these loans having floor rates between 5.5% and 7.0%. At June 30, 2008, $665 million of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and into 2008, as the "prime rate of interest" has gone down, the Company's loan portfolio again had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. At June 30, 2008, the loan yield for the portfolio had increased to a level that was approximately 144 basis points higher than the "prime rate of interest." While interest rate floors have had an overall positive effect on the Company, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.

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

A significant portion of the increase in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $2.3 million in the three months ended June 30, 2008, and an increase of $389,000 in the three months ended June 30, 2007. The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in an increase of $5.3 million in the six months ended June 30, 2008, and an increase of $686,000 in the six months ended June 30, 2007. Income of this magnitude related to the change in the fair value of certain interest rate swaps and the related change in the fair value of hedged deposits should not be expected in future quarters. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been (and continues to be) recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. Second quarter 2008 commission income from the Company's travel, insurance and investment divisions decreased compared to the same period in 2007. This decrease was primarily in the investment division as a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced.

Total non-interest expense increased 6.4% in the three months ended June 30, 2008 compared to the same period in 2007. Total non-interest expense increased 12.2% in the six months ended June 30, 2008 compared to the same period in 2007. These increases were due to the continued growth of the Company, expenses related to FDIC insurance premiums and expenses related to problem loans and foreclosed assets. In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007. The Company incurred additional insurance expense of $280,000 in the second quarter of 2008 compared to the same period in 2007, and the Company expects a similar expense in subsequent quarters. For the six months ended June 30, 2008, compared to the same period in 2007, the Company incurred additional insurance expense of $673,000. Due to the increase in the level of foreclosed assets, foreclosure-related expenses in the second quarter of 2008 were higher than the comparable 2007 period by approximately $226,000. For the same reason, foreclosure-related expenses increased $465,000 in the six months ended June 30, 2008, compared to the same period in 2007. In addition to the expense increases noted above, the Company's increase in non-interest expense in the second quarter and first six months of 2008 compared to the same periods in 2007 related to the continued growth of the Company. Late in the first quarter of 2007, Great Southern completed its acquisition of a travel agency in St. Louis. In addition since June 2007, the Company opened banking centers in Springfield, Mo. and Branson, Mo. In the three months ended June 30, 2008, compared to the three months ended June 30, 2007, non-interest expenses increased $169,000 related to the ongoing operation of these entities. In the six months ended June 30, 2008, compared to the six months ended June 30, 2007, non-interest expenses increased $552,000 related to the ongoing operation of these entities.

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

Business Initiatives

A new full-service banking center in Creve Couer, Mo., a suburb of St. Louis, is expected to open in 2009. The retail banking center will complement a loan production office and a Great Southern Travel office already located in Creve Couer. In addition, the Company continues to actively look for a site for its second full-service banking center in the Kansas City metropolitan area.

In April 2008, the Company announced that it will close the Columbia, Mo., loan production office (LPO) on July 31, 2008, due to unrealized business expectations. The LPO opened in January 2006. Loans originated out of this office will be serviced from the Springfield, Mo., office. The Company will continue to provide Great Southern Travel services in the Columbia market.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

During the six months ended June 30, 2008, the Company increased total assets by $55.4 million to $2.49 billion. Net loans decreased by $18.9 million. In the six months ended June 30, 2008, the disbursed portion of residential and commercial construction loan balances decreased $145.3 million. The main loan areas experiencing increases in the first six months of 2008 were one- to four-family and multifamily residential loans, commercial real estate loans and consumer loans. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. The Company does not expect to grow the loan portfolio significantly at this time. Available-for-sale investment securities increased by $35.5 million and cash and cash equivalents increased $19.0 million. For the six months ended June 30, 2008, the average balance of investment securities and other interest-earning assets increased by $55.9 million compared to the same period in 2007 due to the purchase of securities and interest-bearing deposits to provide liquidity and to be pledged against increased public funds deposits. While the Company earned a positive spread on these securities, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 18.5% and 17.5% of total assets at June 30, 2008 and December 31, 2007, respectively. Foreclosed assets increased $12.6 million during the six months ended June 30, 2008. See “Non-performing assets – foreclosed assets” for additional information on the Company’s foreclosed assets.

Total liabilities increased $73.1 million from December 31, 2007 to $2.31 billion at June 30, 2008. Deposits increased $98.7 million and short-term borrowings increased $65.2 million. Partially offsetting these increases, FHLBank advances decreased $90.9 million, from $213.9 million at December 31, 2007, to $123.0 million at June 30, 2008. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. This decrease during the six months ended June 30, 2008, primarily related to the maturity of very short-term advances which had been obtained near the end of 2007 to meet funding needs at year-end. Deposits (excluding brokered and national certificates of deposit) increased $27.9 million from December 31, 2007. Retail CDs and interest-bearing transaction accounts (mainly money market accounts) increased $37.0 million and $1.0 million, respectively. Partially offsetting the increases in these deposit categories, non-interest-bearing checking accounts decreased $10.1 million. Checking account balances totaled $648.2 million at June 30, 2008, down slightly from $657.4 million at December 31, 2007. Total brokered deposits were $754.6 million at June 30, 2008, up from $674.6 million at December 31, 2007. The Company elected to increase its brokered certificates of deposit in the first half of 2008 to provide liquidity for operations. Several brokered certificates were redeemed by the Company as the related interest rate swaps were terminated by the swap counterparties. The Company issued new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par typically after six months. There are no interest rate swaps associated with these brokered certificates. The increase in short-term borrowings was mainly the result of increases ($25.0 million) in the Federal Reserve Term Auction Facility, increases ($43.0 million) in securities sold under repurchase agreements with Bank customers and decreases ($3.0 million) in overnight borrowings.

Stockholders' equity decreased $17.8 million from $189.9 million at December 31, 2007 to $172.1 million at June 30, 2008. The Company recorded a net loss of $8.8 million for the six months ended June 30, 2008, dividends declared were $4.8 million, net repurchases of the Company's common stock were $149,000 and accumulated other comprehensive loss increased $4.0 million.  The increase in accumulated other comprehensive loss resulted from decreases in the fair value of the Company's available-for-sale investment securities.  During the six months ended June 30, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and issued 1,972 shares at an average price of $13.23 per share to cover stock option exercises.

In the three and six months ended June 30, 2008, the Company was not aggressively buying back shares of its stock in an effort to conserve its capital. Management intends to continue its stock buy-back programs from time to time as long as it believes that repurchasing the stock contributes to the overall growth of shareholder value and the maintenance of appropriate capital levels. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's capital and earnings per share.

Results of Operations and Comparison for the Three  and Six Months Ended June 30, 2008 and 2007

General

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, net income decreased $1.9 million, or 22.8%, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. This decrease was primarily due to an increase in provision for loan losses of $3.5 million, or 247.4%, an increase in non-interest expense of $815,000, or 6.4%, and a decrease in net interest income of $357,000, or 1.9%, partially offset by an increase in non-interest income of $1.9 million, or 24.4%, and a decrease in provision for income taxes of $885,000, or 21.9%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, net income decreased $2.5 million, or 31.5%, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. This decrease was primarily due to an increase in provision for loan losses of $3.5 million, or 247.4%, and an increase in non-interest expense of $815,000, or 6.4%, partially offset by an increase in non-interest income of $174,000, or 2.4%, a decrease in provision for income taxes of $1.2 million, or 31.4%, and an increase in net interest income of $406,000, or 2.2%.

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, net income decreased $24.4 million, or 156.8%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. This decrease was primarily due to an increase in provision for loan losses of $39.9 million, or 1,438.7%, and an increase in non-interest expense of $3.0 million, or 12.2%, partially offset by an increase in non-interest income of $5.2 million, or 34.6%, an increase in net interest income of $300,000, or 0.8%, and a decrease in provision for income taxes of $13.1 million, or 172.9%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, net income decreased $26.0 million, or 170.3%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. This decrease was primarily due to an increase in provision for loan losses of $39.9 million, or 1,438.7%, and an increase in non-interest expense of $3.0 million, or 12.2%, partially offset by an increase in non-interest income of $758,000, or

5.4%, an increase in net interest income of $2.2 million, or 6.1%, and a decrease in provision for income taxes of $14.0 million, or 188.1%.

The information presented in the table below and elsewhere in this report excluding hedge accounting entries recorded (for the 2008 and 2007 periods) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The tables below and elsewhere in this report excluding hedge accounting entries recorded (for the 2008 and 2007 periods) contain reconciliations of this information to the reported information prepared in accordance with GAAP. The Company believes that this non-GAAP financial information is useful in its internal management financial analyses and may also be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated for the reasons described above. The amortization of deposit broker fees and the net change in fair value of interest rate swaps and related deposits may be volatile. For example, if market interest rates decrease significantly, the interest rate swap counterparties may wish to terminate the swaps prior to their stated maturities. If a swap is terminated, it is likely that the Company would redeem the related deposit account at face value. If the deposit account is redeemed, any unamortized broker fee associated with the deposit account must be written off to interest expense. In addition, if the interest rate swap is terminated, there may be an income or expense impact related to the fair values of the swap and related deposit which were previously recorded in the Company's financial statements. The effect on net income, net interest income, net interest margin and non-interest income could be significant in any given reporting period.

Selected Financial Data and Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended June 30,
	2008		2007
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings	$6,332	$.47	$8,207	$.60
Amortization of deposit broker origination fees (net of taxes)	635	.05	139	.01
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(1,488)	(.11)	(342)	(.03)
Earnings excluding impact of hedge accounting entries	$5,479	$.41	$8,004	$.58

	Six Months Ended June 30,
	2008		2007
	Dollars	Earnings (Loss) Per Diluted Share	Dollars	Earnings (Loss) Per Diluted Share

Reported Earnings	$(8,821)	$(.66)	$15,542	$1.13
Amortization of deposit broker origination fees (net of taxes)	1,517	.11	288	.02
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(3,421)	(.25)	(564)	(.04)
Earnings excluding impact of hedge accounting entries	$(10,725)	$(.80)	$15,266	$1.11

Total Interest Income

Total interest income decreased $6.0 million, or 14.5%, during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease was due to a $6.5 million, or 18.0%, decrease in interest income on loans, partially offset by a $463,000, or 8.4%, increase in interest income on investments and other interest-earning assets. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates of interest. Interest income for loans decreased due to significantly lower average rates of interest, partially offset by higher average balances. The lower average rates were a result of the significant decreases to the prime rate of interest since the third quarter of 2007.

Total interest income decreased $7.2 million, or 8.8%, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was due to an $8.4 million, or 11.9%, decrease in interest income on loans, partially offset by a $1.3 million, or 12.4%, increase in interest income on investments and other interest-earning assets. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by slightly lower average rates of interest. Interest income for loans decreased due to significantly lower average rates of interest, partially offset by higher average balances. The lower average rates were a result of the significant decreases to the prime rate of interest since the third quarter of 2007.

For the three months ended June 30, 2008, and 2007, interest income was reduced $472,000 and $112,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the quarter. For the six months ended June 30, 2008, and 2007, interest income was reduced $671,000 and $440,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the period. Partially offsetting this, the Company collected interest which was previously charged off in the amount of $93,000 and $194,000 in the three months ended June 30, 2008 and 2007, respectively, and $106,000 and $269,000 in the six months ended June 30, 2008 and 2007, respectively. The net effect of these reversals and collections reduced net interest income and net interest margin. For the three and six months ended June 30, 2008, compared to the same periods in 2007, the average balance of investment securities increased by approximately $50-60 million due to excess funds for liquidity and the purchase of very short-term discount notes and other securities to pledge against increased public funds deposits and customer repurchase agreements. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Interest Income - Loans

During the three months ended June 30, 2008 compared to the three months ended June 30, 2007, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $9.8 million as the result of lower average interest rates on loans. The average yield on loans decreased from 8.27% during the three months ended June 30, 2007, to 6.41% during the three months ended June 30, 2008. A large portion of the Bank's loan portfolio is prime-based with interest rate floors and, therefore, adjusts with changes to the "prime rate" of interest. Prior to 2006, when market interest rates were lower, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2006 and 2007, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the fourth quarter of 2007 and the first half of 2008, the FRB significantly lowered the Federal Funds interest rate. This has led to many of the Company’s loans which are tied to the prime rate of interest again having loan rate floors which are in effect as of June 30, 2008. In the three months ended June 30, 2008, the average yield on loans was 6.41% versus an average prime rate for the period of 5.09%, or a difference of a positive 132 basis points. In the three months ended June 30, 2007, the average yield on loans was 8.27% versus an average prime rate for the period of 8.25%, or a difference of a positive 2 basis points.

Interest income increased $3.3 million as the result of higher average loan balances from $1.75 billion during the three months ended June 30, 2007 to $1.86 billion during the three months ended June 30, 2008. The higher average balance resulted principally from the Bank's increases in average balances in commercial real estate loans, one- to four-family and multifamily real estate loans and consumer loans. The Bank's one- to four-family residential loan portfolio balance increased in 2007 and to date in 2008 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

Additionally, recent FRB interest rate cuts have impacted interest income and net interest income. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust.

During the six months ended June 30, 2008 compared to the six months ended June 30, 2007, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $13.8 million as the result of lower average interest rates on loans. The average yield on loans decreased from 8.23% during the six months ended June 30, 2007, to 6.71% during the six months ended June 30, 2008. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest, as discussed above. In the six months ended June 30, 2008, the average yield on loans was 6.71% versus an average prime rate for the period of 5.66%, or a difference of a positive 105 basis points. In the six months ended June 30, 2007, the average yield on loans was 8.23% versus an average prime rate for the period of 8.25%, or a difference of a negative 2 basis points.

Interest income increased $5.3 million as the result of higher average loan balances from $1.74 billion during the six months ended June 30, 2007 to $1.87 billion during the six months ended June 30, 2008. The higher average balance resulted principally from the Bank's increases in average balances in commercial real estate loans, one- to four-family and multifamily real estate loans, commercial and residential construction loans, and consumer loans. The Bank's one- to four-family residential loan portfolio balance increased in 2007 and to date in 2008 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased $463,000, mainly as a result of higher average balances, partially offset by lower average rates of interest, during the three months ended June 30, 2008, when compared to the three months ended June 30, 2007. Interest income increased $861,000 as a result of an increase in average balances from $455 million during the three months ended June 30, 2007, to $518 million during the three months ended June 30, 2008. Interest income decreased $398,000 as a result of a decrease in average rates from 4.89% during the three months ended June 30, 2007, to 4.66% during the three months ended June 30, 2008. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reached interest rate reset dates in 2007, their rates typically have increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) have generally declined from 2007 levels, the interest rates on those securities that reprice in 2008 likely will not increase and some could decrease at their next interest rate reset date. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The increase in average balances of investment securities in the first half of 2008 was primarily in available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging to deposit accounts under customer repurchase agreements and public fund deposits. The majority of these added securities are backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally seven to ten years) and then will adjust annually. In addition, the Company has several agency securities that are callable at the option of the issuer. Many of these securities were called in the first half of 2008, so the balance of U. S. Government agency securities has decreased. It is possible that, if market interest rates decline, agency security balances may be reduced further in 2008.

Approximately $12 million of these variable-rate mortgage-backed securities have interest rates that will reset at some time in the remainder of 2008, with an additional approximately $51 million having interest rates that will reset in 2009. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The Company had total variable-rate mortgage-backed securities of approximately $206 million at June 30, 2008.

Interest income on investments and other interest-earning assets increased $1.3 million, mainly as a result of higher average balances, partially offset by lower average rates of interest, during the six months ended June 30, 2008, when compared to the six months ended June 30, 2007. Interest income increased $1.4 million as a result of an increase in average balances from $432 million during the six months ended June 30, 2007, to $488 million during the six months ended June 30, 2008. Interest income decreased $76,000 as a result of a decrease in average rates from 4.82% during the six months ended June 30, 2007, to 4.78% during the six months ended June 30, 2008.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $5.7 million, or 24.5%, during the three months ended June 30, 2008, when compared with the three months ended June 30, 2007, primarily due to a decrease in interest expense on deposits of $4.5 million, or 23.4%, a decrease in interest expense on short-term borrowings of $730,000, or 38.1%, a decrease in interest expense on FHLBank advances of $322,000, or 22.0%, and a decrease in interest expense on subordinated debentures issued to capital trust of $98,000, or 22.3%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $6.4 million, or 28.0%, during the three months ended June 30, 2008, when compared with the three months ended June 30, 2007, primarily due to a decrease in interest expense on deposits of $5.3 million, or 27.6%, a decrease in interest expense on short-term borrowings of $730,000, or 38.1%, a decrease in interest expense on FHLBank advances of $322,000, or 22.0%, and a decrease in interest expense on subordinated debentures issued to capital trust of $98,000, or 22.3%.

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $7.5 million, or 16.4%, during the six months ended June 30, 2008, when compared with the six months ended June 30, 2007, primarily due to a decrease in interest expense on deposits of $5.9 million, or 15.6%, a decrease in interest expense on short-term borrowings of $876,000, or 23.9%, a decrease in interest expense on FHLBank advances of $603,000, or 18.1%, and a decrease in interest expense on subordinated debentures issued to capital trust of $119,000, or 13.5%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $9.3 million, or 20.8%, during the six months ended June 30, 2008, when compared with the six months ended June 30, 2007, primarily due to a decrease in interest expense on deposits of $7.8 million, or 20.8%, a decrease in interest expense on short-term borrowings of $876,000, or 23.9%, a decrease in interest expense on FHLBank advances of $603,000, or 18.1%, and a decrease in interest expense on subordinated debentures issued to capital trust of $119,000, or 13.5%.

The amortization of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps significantly increased interest expense in both the first and second quarters of 2008. The amortization of these fees totaled $977,000 and $214,000 in the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $443,000 in the six months ended June 30, 2008 and 2007, respectively. The Company expects that this fee amortization will be significantly less in the remainder of 2008, as fewer interest rate swaps remain and they are not as likely to be called. As a result, the Company is not likely to call the corresponding certificates of deposit. At June 30, 2008, the Company had $1.2 million of the original $6.5 million of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps left to amortize in interest expense in future periods.

Interest Expense - Deposits

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, interest on demand deposits decreased $2.8 million due to a decrease in average rates from 3.49% during the three months ended June 30, 2007, to 1.72% during the three months ended June 30, 2008. The average interest rates decreased due to lower overall market rates of interest throughout the fourth quarter of 2007 and the first half of 2008. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued into the second quarter of 2008. Interest on demand deposits increased $1.1 million due to an increase in average balances from $487 million during the three months ended June 30, 2007, to $575 million during the three months ended June 30, 2008. Average noninterest-bearing demand balances decreased from $172 million in the three months ended June 30, 2007, to $150 million in the three months ended June 30, 2008.

Interest expense on deposits decreased $4.4 million as a result of a decrease in average rates of interest on time deposits from 5.28% during the three months ended June 30, 2007, to 4.03% during the three months ended June 30, 2008. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $1.7 million due to an increase in average balances of time deposits from $1.15 billion during the three months ended June 30, 2007, to $1.24 billion during the three months ended June 30, 2008. Market rates of interest on new certificates decreased since 2007 as the FRB reduced short-term interest rates. In addition, the Company's interest rate swaps repriced to lower rates in conjunction with the decreases in market interest rates in the first half of 2008.

The effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps did not impact interest on demand deposits.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, interest expense on deposits decreased $5.2 million as a result of a decrease in average rates of interest on time deposits from 5.21% during the three months ended June 30, 2007, to 3.71% during the three months ended June 30, 2008. Interest expense on deposits also increased $1.7 million due to an increase in average balances of time deposits from $1.15 billion during the three months ended June 30, 2007, to $1.24 billion during the three months ended June 30, 2008.

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, interest on demand deposits decreased $3.7 million due to a decrease in average rates from 3.39% during the six months ended June 30, 2007, to 1.97% during the six months ended June 30, 2008. The average rates of interest decreased due to lower overall market rates of interest throughout the fourth quarter of 2007 and the first half of 2008. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued into the second quarter of 2008. Interest on demand deposits increased $1.4 million due to an increase in average balances from $460 million during the six months ended June 30, 2007, to $557 million during the six months ended June 30, 2008. Average noninterest-bearing demand balances decreased from $173 million in the six months ended June 30, 2007, to $151 million in the six months ended June 30, 2008.

Interest expense on deposits decreased $2.0 million as a result of a decrease in average rates of interest on time deposits from 5.30% during the six months ended June 30, 2007, to 4.43% during the six months ended June 30, 2008. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $1.5 million due to an increase in average balances of time deposits from $1.14 billion during the six months ended June 30, 2007, to $1.19 billion during the six months ended June 30, 2008. Market rates of interest on new certificates decreased since 2007 as the FRB reduced short-term interest rates. In addition, the Company's interest rate swaps repriced to lower rates in conjunction with the decreases in market interest rates in the first half of 2008.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, interest expense on deposits decreased $6.9 million as a result of a decrease in average rates of interest on time deposits from 5.22% during the six months ended June 30, 2007, to 4.04% during the six months ended June 30, 2008. Interest expense on deposits also increased $1.4 million due to an increase in average balances of time deposits from $1.14 billion during the six months ended June 30, 2007, to $1.19 billion during the six months ended June 30, 2008.

Interest Expense - FHLBank Advances, Short-term Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended June 30, 2008 compared to the three months ended June 30, 2007, interest expense on FHLBank advances decreased primarily due to lower average interest rates. Interest expense on FHLBank advances decreased $324,000 due to a decrease in average interest rates from 4.77% in the three months ended June 30, 2007, to 3.73% in the three months ended June 30, 2008. Rates on advances decreased as the Company employed advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment. Average balances of FHLBank advances were $123 million during both the three months ended June 30, 2008 and 2007.

During the six months ended June 30, 2008 compared to the six months ended June 30, 2007, interest expense on FHLBank advances decreased due to lower average interest rates, partially offset by higher average balances. Interest expense on FHLBank advances decreased $828,000 due to a decrease in average interest rates from 4.97% in the six months ended June 30, 2007, to 3.79% in the six months ended June 30, 2008. Rates on advances decreased as the Company employed advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment. Interest expense on FHLBank advances increased $225,000 due to an increase in average balances from $135 million during the six months ended June 30, 2007, to $144 million during the six months ended June 30, 2008.

Interest expense on short-term borrowings decreased $1.5 million due to a decrease in average rates on short-term borrowings from 4.47% in the three months ended June 30, 2007, to 2.05% in the three months ended June 30, 2008. The average interest rates decreased due to lower overall market rates of interest in the second quarter of 2008 compared to the same period in 2007. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout the second quarter of 2008 as the FRB has decreased short-term interest rates. Interest expense on short-term borrowings increased $809,000 due to an increase in average balances from $172 million during the three months ended June 30, 2007, to $233 million during the three months ended June 30, 2008. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility and increases in securities sold under repurchase agreements with the Company's deposit customers.

Interest expense on short-term borrowings decreased $2.0 million due to a decrease in average rates on short-term borrowings from 4.49% in the six months ended June 30, 2007, to 2.45% in the six months ended June 30, 2008. The average interest rates decreased due to lower overall market rates of interest in the first half of 2008 compared to the same period in 2007. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout the first half of 2008 as the FRB has decreased short-term interest rates. Interest expense on short-term borrowings increased $1.2 million due to an increase in average balances from $164 million during the six months ended June 30, 2007, to $229 million during the six months ended June 30, 2008. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility and increases in securities sold under repurchase agreements with the Company's deposit customers.

Interest expense on subordinated debentures issued to capital trust decreased $213,000 due to decreases in average rates from 6.85% in the three months ended June 30, 2007, to 4.45% in the three months ended June 30, 2008. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. Interest expense on subordinated debentures issued to capital trust increased $115,000 due to increases in average balances from $26 million in the three months ended June 30, 2007, to $31 million in the three months ended June 30, 2008. In July 2007, the Company issued $5 million of new trust preferred debentures, increasing the amount of trust preferred debentures outstanding.

Interest expense on subordinated debentures issued to capital trust decreased $278,000 due to decreases in average rates from 6.89% in the six months ended June 30, 2007, to 4.95% in the six months ended June 30, 2008. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. Interest expense on subordinated debentures issued to capital trust increased $159,000 due to increases in average balances from $26 million in the six months ended June 30, 2007, to $31 million in the six months ended June 30, 2008. In July 2007, the Company issued $5 million of new trust preferred debentures, increasing the amount of trust preferred debentures outstanding.

Net Interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread remained the same at 2.82% during the three months ended June 30, 2008 and 2007. Changes in the average interest rate spread included a 154 basis point decrease in the weighted average yield received on interest-earning assets, offset by a 154 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin decreased 29 basis points, or 8.6%, from 3.36% during the three months ended June 30, 2007, to 3.07% during the three months ended June 30, 2008. In comparing the two periods, the yield on loans decreased 186 basis points while the yield on investment securities and other interest-earning assets decreased 23 basis points. The rate paid on deposits decreased 145 basis points, the rate paid on FHLBank advances decreased 104 basis points, the rate paid on short-term borrowings decreased 242 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 240 basis points. The rate paid on deposits was affected by the amortization of the deposit broker origination fees discussed above.

The prime rate of interest averaged 8.25% during the three months ended June 30, 2007, compared to an average of 5.09% during the three months ended June 30, 2008. The prime rate began to decrease in the latter half of 2007 as the FRB began to lower short-term interest rates, and stood at 5.00% at June 30, 2008. A large percentage of the Bank's loans are tied to prime, which resulted in decreased loan yields in 2008 compared to 2007.

Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly lower in the three months ended June 30, 2008 compared to the 2007 period. Interest costs on these liabilities began to decrease in the latter half of 2007 and throughout the first half of 2008 as a result of declining short-term market interest rates, primarily due to decreases by the FRB. The Company continues to utilize (although currently to a lesser degree) interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread increased 14 basis points, or 4.9%, from 2.86% during the three months ended June 30, 2007, to 3.00% during the three months ended June 30, 2008. The increase was due to a 168 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 154 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 17 basis points, or 5.0%, from 3.40% during the three months ended June 30, 2007, to 3.23% during the three months ended June 30, 2008. In comparing the two periods, the yield on loans decreased 186 basis points while the yield on investment securities and other interest-earning assets decreased 23 basis points. The rate paid on deposits decreased 162 basis points, the rate paid on FHLBank advances decreased 104 basis points, the rate paid on short-term borrowings decreased 242 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 240 basis points.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread decreased 1 basis point from 2.77% during the six months ended June 30, 2007 to 2.76% during the six months ended June 30, 2008. Changes in the average interest rate spread included a 123 basis point decrease in the weighted average yield received on interest-earning assets, offset by a 122 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin decreased 25 basis points, or 7.5%, from 3.32% during the six months ended June 30, 2007, to 3.07% during the six months ended June 30, 2008. In comparing the two periods, the yield on loans decreased 152 basis points while the yield on investment securities and other interest-earning assets decreased 4 basis points. The rate paid on deposits decreased 110 basis points, the rate paid on FHLBank advances decreased 118 basis points, the rate paid on short-term borrowings decreased 204 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 194 basis points. The rate paid on deposits was affected by the amortization of the deposit broker origination fees discussed above.

The prime rate of interest averaged 8.25% during the six months ended June 30, 2007, compared to an average of 5.66% during the six months ended June 30, 2008. The prime rate began to decrease in the latter half of 2007 as the FRB began to lower short-term interest rates, and stood at 5.00% at June 30, 2008. A large percentage of the Bank's loans are tied to prime, which resulted in decreased loan yields in 2008 compared to 2007.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread increased 16 basis points, or 5.7%, from 2.82% during the six months ended June 30, 2007, to 2.98% during the six months ended June 30, 2008. The increase was due to a 140 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 124 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 9 basis points, or 2.7%, from 3.36% during the six months ended June 30, 2007, to 3.27% during the six months ended June 30, 2008. In comparing the two periods, the yield on loans decreased 152 basis points while the yield on investment securities and other interest-earning assets decreased 4 basis points. The rate paid on deposits decreased 132 basis points, the rate paid on FHLBank advances decreased 118 basis points, the rate paid on short-term borrowings decreased 204 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 194 basis points.

Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended June 30,
	2008		2007
	$	%	$	%

Reported Net Interest Income/Margin	$18,131	3.07%	$18,488	3.36%
Amortization of deposit broker origination fees	977	.16	214	.04
Net interest income/margin excluding impact of hedge accounting entries	$19,108	3.23%	$18,702	3.40%

	Six Months Ended June 30,
	2008		2007
	$	%	$	%

Reported Net Interest Income/Margin	$35,974	3.07%	$35,674	3.32%
Amortization of deposit broker origination fees	2,334	.20	443	.04
Net interest income/margin excluding impact of hedge accounting entries	$38,308	3.27%	$36,117	3.36%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $3.5 million from $1,425,000 during the three months ended June 30, 2007 to $4,950,000 during the three months ended June 30, 2008. The allowance for loan losses increased $750,000, or 2.8%, to $27.2 million at June 30, 2008 compared to $26.5 million at March 31, 2008. Net charge-offs were $4.2 million in the three months ended June 30, 2008 versus $1.6 million in the three months ended June 30, 2007. The increases in charge-offs and foreclosed assets were due to general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate. Three relationships were responsible for $3.5 million of the total charge-offs in the three months ended June 30, 2008.

One of these relationships was transferred to non-performing loans, and the remaining two relationships were transferred to foreclosed assets.

The provision for loan losses increased $39.9 million from $2,775,000 during the six months ended June 30, 2007 to $42,700,000 during the six months ended June 30, 2008. The allowance for loan losses increased $1.8 million, or 7.0%, to $27.2 million at June 30, 2008 compared to $25.5 million at December 31, 2007. Net charge-offs were $40.9 million in the six months ended June 30, 2008 versus $2.3 million in the six months ended June 30, 2007. The increase in charge-offs for the six months ended June 30, 2008, was due principally to the $35 million which was provided for and charged off in the quarter ended March 31, 2008, related to the Company's loans to the Arkansas-based bank holding company and related loans to individuals described in the Company's Quarterly Report on Form 10-Q for March 31, 2008. In addition, general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to increased provisions. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

The Bank's allowance for loan losses as a percentage of total loans was 1.49%, 1.42% and 1.38% at June 30, 2008, March 31, 2008, and December 31, 2007, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions. If economic conditions deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

As a result of continued growth in the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at June 30, 2008, were $65.9 million, up $10.0 million from December 31, 2007 and up $11.2 million from March 31, 2008. Non-performing assets as a percentage of total assets were 2.65% at June 30, 2008, compared to 2.30% at December 31, 2007. Compared to December 31, 2007, non-performing loans decreased $2.6 million to $32.9 million while foreclosed assets increased $12.6 million to $33.0 million. Commercial real estate, construction and business loans comprised $30.2 million, or 92%, of the total $32.9 million of non-performing loans at June 30, 2008.

Non-performing Loans. Compared to December 31, 2007, non-performing loans decreased $2.6 million to $32.9 million. Increases in non-performing loans during the six months ended June 30, 2008, were primarily due to the addition of seven loan relationships to the Non-performing Loans category:

•
A $1.7 million loan relationship, which was previously secured by a stock investment in a bank holding company, and is currently secured by anticipated tax refunds, interests in various business ventures and other collateral. A charge-off of approximately $5.1 million was recorded upon the transfer of the relationship to Non-Performing Loans. This relationship was described in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets – Subsequent Event Regarding Potential Problem Loans.”

•
A $1.7 million loan relationship, which involves a retail/office rehabilitation project in the St. Louis metropolitan area, was added to Non-Performing Loans in the first quarter of 2008. This relationship was transferred to foreclosed assets during the second quarter of 2008. A charge-off of approximately $1.0 million was recorded upon the transfer of the relationship to foreclosed assets. Renovations to the building are not complete. The Company is in the process of determining what needs to be done to prepare the building for sale.

•
A $2.7 million loan relationship, which is secured primarily by a motel in the State of Florida. This motel has operated for several years; however, it has been experiencing cash flow problems for a while, resulting in inconsistent payment performance. This relationship was described in the Company’s 2007 Annual Report on Form 10-K under “Potential Problem Loans.”

•
A $2.3 million loan relationship, which is secured primarily by commercial land to be developed into commercial lots in Northwest Arkansas. This relationship was described in the Company’s March 31, 2008 Quarterly Report on Form 10-Q under “Potential Problem Loans.”

•
A $1.2 million loan relationship, which is secured primarily by vacant commercial land and a duplex development in Northwest Arkansas. This relationship was described in the Company’s March 31, 2008 Quarterly Report on Form 10-Q under “Potential Problem Loans.”

•
A $952,000 loan relationship, which was previously secured by a stock investment in a bank holding company, and is currently secured primarily by interests in various business ventures, agricultural ground, as well as other assets. A charge-off of approximately $1.5 million was recorded upon the transfer of the relationship to Non-Performing Loans. This relationship was described in the Company’s March 31, 2008 Quarterly Report on Form 10-Q under “Potential Problem Loans.”

•	A $900,000 loan relationship, which is secured primarily by completed houses used as rental properties in Springfield.

Decreases in non-performing loans during the six months ended June 30, 2008, were:

•
A $4.4 million loan relationship, which involves an office and retail historic rehabilitation development in southeast Missouri, was transferred to foreclosed assets during the six months ended June 30, 2008.  This relationship was described more fully in the Company's 2007 Annual Report on Form 10-K under "Non-performing Assets."  The carrying balance of the asset was reduced as a result of a $500,000 payment made by an investor in this project.  This building is primarily leased to a government entity and the lease revenue, which the Company receives, provides a positive cash flow to the project.  This asset is now carried in foreclosed assets at a book value of $3.9 million.

•
A $1.2 million loan relationship, which involves an office and retail historic rehabilitation development in southwest Missouri, was transferred to foreclosed assets during the six months ended June 30, 2008.  This relationship was described more fully in the Company's 2007 Annual Report on Form 10-K under "Non-performing Assets."  The carrying balance of the asset was reduced as a result of a $50,000 payment made by an investor in this project and a charge-off of $100,000 at the time of foreclosure.  This building is partially leased to a government entity and the lease revenue, which the Company receives, provides some cash flow to the project.  This asset is now carried in foreclosed assets at a book value of $1.1 million.

•
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

•
A $1.0 million loan relationship, which involves subdivision lots and houses in central Missouri, was foreclosed upon during the first quarter of 2008. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

•
A $1.9 million loan relationship, which involves partially-developed subdivision lots in Northwest Arkansas, was foreclosed upon during the second quarter of 2008. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

•
A $1.3 million loan relationship, which involves a restaurant building in Northwest Arkansas, was foreclosed upon during the second quarter of 2008. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

•
A $1.3 million loan relationship, which involves several completed houses in the Branson, Mo., area, was foreclosed upon during the second quarter of 2008. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

At June 30, 2008, eight significant loan relationships accounted for $21.7 million of the total non-performing loan balance of $32.9 million. In addition to the six relationships noted above, two other significant loan relationships were previously included in Non-performing Loans and remained there at June 30, 2008. These two relationships are described below:

•
A $9.2 million loan relationship, which is secured by a condominium and retail historic rehabilitation development in St. Louis. The original relationship has been reduced through the receipt of a portion of the Federal and State historic tax credits expected to be received by the Company in 2008. Upon receipt of these additional Federal and State tax credits, as well as the proceeds from the issuance of a tax increment financing note, the Company expects to reduce the balance of this relationship to approximately $5.0 million, the value of which is substantiated by a recent appraisal. Because of the tax credits involved, the Company expects to foreclose on this property at some point in the future and hold this property for several years. The Company expects to remove this relationship from loans and hold it as a real estate asset once the tax credit process is completed. Current projections by the Company indicate that a positive return on the investment is expected once the space is leased. To date, five of the ten residential units are leased. The retail space is not leased at this time. This relationship was described more fully in the Company's 2007 Annual Report on Form 10-K under "Non-performing Assets."

•
A $2.6 million loan relationship, which was described more fully in the Company's 2007 Annual Report on Form 10-K under "Non-performing Assets." During 2007, the original $5.4 million relationship was reduced to $2.6 million through the foreclosure and subsequent sale of the real estate collateral. At the time of the foreclosure on these real estate assets, there was no charge-off against the allowance for loan losses. The borrower sold two-thirds of their interest in the company. Because the entity is publicly regulated, the finalization of the sale is pending. At such time as the sale is finalized and as a result of additional guarantor support, the Company intends to move the asset to performing status.

Foreclosed Assets. Of the total $33.0 million of foreclosed assets at June 30, 2008, foreclosed real estate totaled $32.5 million and repossessed automobiles, boats and other personal property totaled $493,000. Foreclosed assets increased $12.6 million during the six months ended June 30, 2008, from $20.4 million at December 31, 2007, to $33.0 million at June 30, 2008. During the six months ended June 30, 2008, foreclosed assets increased primarily due to the addition of four significant relationships to the foreclosed assets category and the addition of several smaller relationships that involve houses which are completed and for sale or under construction, as well as developed subdivision lots, partially offset by the sale of similar houses and subdivision lots. Partially offsetting these additions to foreclosed assets, the Company sold a motel located in the State of Illinois. This relationship totaled $2.6 million. The four relationships added to foreclosed assets were described above in “Non-Performing Loans.”

At June 30, 2008, nine separate relationships totaled $22.9 million, or 69%, of the total foreclosed assets balance. In addition to the four relationships described above, the other five relationships include:

•
A $4.2 million asset relationship, which involves two residential developments in the Kansas City, Mo., metropolitan area. These two subdivisions are primarily comprised of developed lots with some additional undeveloped ground. The Company is marketing these projects and has seen some recent interest by prospective purchasers. One of the subdivisions was previously under contract to sell; however, the closing ultimately did not occur.

•
A $3.3 million asset relationship, which involves a residential development in the St. Louis, Mo., metropolitan area. This St. Louis area relationship was foreclosed in the first quarter 2008. The Company recorded a loan charge-off of $1.0 million at the time of transfer to foreclosed assets based upon updated valuations of the assets. The Company is pursuing collection efforts against the guarantors on this credit. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Potential Problem Loans.”

•
A $2.8 million asset relationship, which involves residential developments in Northwest Arkansas. One of the developments is comprised of completed houses and additional lots. The second development is comprised of completed duplexes and triplexes. A few sales of single-family houses have occurred and the remaining properties are being marketed for sale.

•	A $1.8 million asset relationship, which involves a residence and commercial building in the Lake of the Ozarks, Mo., area. The Company is marketing these properties for sale.
•
A $1.3 million relationship, which involves residential developments, primarily residential lots in three different subdivisions and undeveloped ground, in the Branson, Mo., area. The Company has been in contact with various developers to determine interest in the projects and is marketing these properties for sale.

Potential Problem Loans. Potential problem loans decreased $6.0 million during the six months ended June 30, 2008, from $30.4 million at December 31, 2007, to $24.4 million at June 30, 2008. Potential problem loans are loans which management has identified as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets. During the six months ended June 30, 2008, Potential Problem Loans increased primarily due to the addition of three unrelated relationships totaling $5.5 million to the Potential Problem Loans category. These three additional relationships include: a $3.0 million office and residential historic rehabilitation project in St. Louis; a $1.3 million relationship primarily secured by lots, houses and duplexes for resale in the Joplin, Mo., area; and a $1.2 million relationship primarily secured by subdivision lots and houses for resale in Joplin. Decreases in Potential Problem Loans resulted from charge-offs totaling $1.5 million and the transfer of one $3.3 million relationship described above to foreclosed assets and one $2.6 million relationship described above to non-performing loans. In addition, one $4.6 million relationship was removed from the Potential Problem Loans category and returned to performing status due to an ownership change in the project, which added equity to the project as well as additional guarantor support, and a reduction of $562,000 from the sale of a portion of the collateral.

At June 30, 2008, eight significant relationships accounted for $18.4 million of the potential problem loan total of $24.4 million. These eight relationships include:

•	The first loan relationship consists of a condominium development in Kansas City totaling $3.3 million. Some sales occurred during 2007, with the outstanding balance decreasing $1.9 million in 2007.
•
The second loan relationship totaled $1.5 million. The relationship is secured primarily by a retail center, developed and undeveloped residential subdivisions, and single-family houses for resale in the Springfield, Missouri, area.

•
The third loan relationship consists of a retail center, improved commercial land and other collateral in the states of Georgia and Texas totaling $3.1 million. During the first quarter of 2008, performance on the relationship improved and the Company obtained additional collateral.

•	The fourth loan relationship totaled $3.3 million and consists of a residential subdivision development, developed lots in various subdivisions and a commercial office building in Springfield, Mo.
•	The fifth loan relationship totaled $1.8 million and consists of a residential subdivision development in Springfield, Mo.
•	The sixth loan relationship, added in the second quarter of 2008, totaled $3.0 million and consists of an office and residential historic rehabilitation project in St. Louis.

•	The seventh loan relationship, added in the second quarter of 2008, totaled $1.3 million and is primarily secured by lots, houses and duplexes for resale in the Joplin, Mo., area.
•	The eighth loan relationship, added in the second quarter of 2008, totaled $1.2 million and is primarily secured by subdivision lots and houses for resale in Joplin, Mo.

Non-interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, total non-interest income increased $2.0 million in the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. Non-interest income for the second quarter of 2008 was $9.9 million compared with $7.9 million for the second quarter 2007. A significant portion of the increase in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $2.3 million in the three months ended June 30, 2008, and an increase of $389,000 in the three months ended June 30, 2007. Income of this magnitude related to the change in the fair value of certain interest rate swaps and the related change in the fair value of hedged deposits should not be expected in future quarters. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been (and continues to be) recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. Excluding the effects of the interest rate swap-related entries, non-interest income increased $174,000, or 2.4%, in the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Second quarter 2008 commission income from the Company's travel, insurance and investment divisions decreased $319,000, or 11.6%, compared to the same period in 2007. This decrease was primarily in the investment division as a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced. The net realized gains on loan sales increased $105,000, or 40.4%, in the second quarter of 2008 compared to the second quarter of 2007. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market. Income from charges on deposit accounts and fees from ATM and debit card usage increased modestly, 0.5%, in the three months ended June 30, 2008 compared to the same period in 2007.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, total non-interest income increased $5.1 million in the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. Non-interest income for the first six months of 2008 was $20.0 million compared with $14.9 million for the first six months of 2007. A significant portion of the increase in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $5.3 million in the six months ended June 30, 2008, and an increase of $686,000 in the six months ended June 30, 2007. Excluding the effects of the interest rate swap-related entries, non-interest income increased $758,000, or 5.4%, in the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

As of June 30, 2008 year-to-date, commission income from the Company's travel, insurance and investment divisions decreased $159,000, or 3.0%, compared to the same period in 2007. This decrease was primarily in the investment division as a result of the alliance formed with Ameriprise Financial Services described above. The net realized gains on loan sales increased $323,000, or 74.3%, in the six months ended June 30, 2008, compared to the same period in 2007. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market. Income from charges on deposit accounts and fees from ATM and debit card usage increased modestly, 1.1%, in the six months ended June 30, 2008, compared to the same period in 2007.

Non-interest Expense

Total non-interest expense increased $815,000, or 6.4%, from $12.7 million in the three months ended June 30, 2007, to $13.6 million in the three months ended June 30, 2008. The increase was primarily due to: (i) an increase of $477,000, or 6.4%, in salaries and employee benefits; (ii) an increase of $280,000, or 123.3%, in deposit insurance expense; (iii) an increase of $226,000, or 627.8%, in expense on foreclosed assets; (iv) an increase of $206,000, or 10.7%, in occupancy and equipment expense; and (v) smaller increases and decreases in other non-interest expense areas, such as postage, advertising and telephone.

Total non-interest expense increased $3.0 million, or 12.2%, from $24.7 million in the six months ended June 30, 2007, to $27.7 million in the six months ended June 30, 2008. The increase was primarily due to: (i) an increase of $1.6 million, or 11.1%, in salaries and employee benefits; (ii) an increase of $673,000, or 150.6%, in deposit insurance expense; (iii) an increase of $465,000, or 310.0%, in expense on foreclosed assets; (iv) an increase of $312,000, or 8.1%, in occupancy and equipment expense; and (v) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, telephone and legal, audit and professional fees.

In 2007, the FDIC began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007. The Company incurred additional insurance expense of $280,000 in the second quarter of 2008 compared to the same period in 2007, and the Company expects a similar expense in subsequent quarters. For the six months ended June 30, 2008, compared to the same period in 2007, the Company incurred additional insurance expense of $673,000.

Due to the increases in levels of foreclosed assets, foreclosure-related expenses in the second quarter of 2008 were higher than the comparable 2007 period by approximately $226,000. Similarly, foreclosure-related expenses increased $465,000 in the six months ended June 30, 2008, compared to the same period in 2007.

In addition to the expense increases noted above, the Company's increase in non-interest expense in the second quarter and first six months of 2008 compared to the same periods in 2007 related to the continued growth of the Company. Late in the first quarter of 2007, Great Southern completed its acquisition of a travel agency in St. Louis. In addition since June 2007, the Company opened banking centers in Springfield, Mo. and Branson, Mo. In the three months ended June 30, 2008, compared to the three months ended June 30, 2007, non-interest expenses increased $169,000 related to the ongoing operations of these entities. In the six months ended June 30, 2008, compared to the six months ended June 30, 2007, non-interest expenses increased $552,000 related to the ongoing operations of these entities.

The Company's efficiency ratio for the quarter ended June 30, 2008, was 48.43% compared to 48.24% in the same quarter in 2007. These efficiency ratios include the impact of the hedge accounting entries for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the second quarter of 2008 was 50.81% compared to 48.82% in the same period in 2007. The Company's ratio of non-interest expense to average assets decreased from 2.17% for the three months ended June 30, 2007, to 2.10% for the three months ended June 30, 2008.

The Company's efficiency ratio for the six months ended June 30, 2008, was 49.40% compared to 48.77% in the same quarter in 2007. These efficiency ratios include the impact of the hedge accounting entries for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the six months ended June 30, 2008, was 52.13% compared to 49.18% in the same period in 2007. The Company's ratio of non-interest expense to average assets increased from 2.13% for the six months ended June 30, 2007, to 2.16% for the six months ended June 30, 2008.

Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended June 30,
	2008			2007
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$13,557	$27,995	48.43%	$12,742	$26,415	48.24%
Amortization of deposit broker origination fees	--	977	(1.77)	--	214	(.39)
Net change in fair value of interest rate swaps and related deposits	--	(2,290)	4.15	--	(527)	.97
Efficiency ratio excluding impact of hedge accounting entries	$13,557	$26,682	50.81%	$12,742	$26,102	48.82%

* Net interest income plus non-interest income.

	Six Months Ended June30,
	2008			2007
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$27,674	$56,021	49.40%	$24,661	$50,567	48.77%
Amortization of deposit broker origination fees	--	2,334	(2.17)	--	443	(.43)
Net change in fair value of interest rate swaps and related deposits	--	(5,264)	4.90	--	(868)	.84
Efficiency ratio excluding impact of hedge accounting entries	$27,674	$53,091	52.13%	$24,661	$50,142	49.18%

* Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 33.3% and 33.0% for the three months ended June 30, 2008 and 2007, respectively. Provision for income taxes as a percentage of pre-tax income was 32.8% for the six months ended June 30, 2007. The Company’s effective tax benefit rate was 38.5% for the six months ended June 30, 2008. For future periods in 2008, the Company expects the effective tax rate to be in the range of 32-33% of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $637,000 and $730,000 for the three months ended June 30, 2008 and 2007, respectively. Fees included in interest income were $1.4 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2008	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	6.47%	$202,878	$3,284	6.51%	$174,912	$3,104	7.12%
Other residential	6.87	104,025	1,708	6.60	87,645	1,916	8.77
Commercial real estate	6.44	474,441	7,751	6.57	445,370	9,437	8.50
Construction	6.10	684,099	10,654	6.26	668,712	14,290	8.57
Commercial business	5.84	167,010	2,446	5.89	170,228	3,596	8.47
Other loans	7.59	174,435	2,889	6.66	148,109	2,809	7.61
Industrial revenue bonds	6.73	54,144	929	6.90	58,789	1,011	6.90

Total loans receivable	6.44	1,861,032	29,661	6.41	1,753,765	36,163	8.27

Investment securities and other interest-earning assets	5.21	517,762	6,003	4.66	454,592	5,540	4.89

Total interest-earning assets	6.15	2,378,794	35,664	6.03	2,208,357	41,703	7.57
Non-interest-earning assets:
Cash and cash equivalents		75,472			88,370
Other non-earning assets		78,090			44,885
Total assets		$2,532,356			$2,341,612

Interest-bearing liabilities:
Interest-bearing demand and savings	1.59	$574,942	2,456	1.72	$486,533	4,234	3.49
Time deposits	3.63	1,238,145	12,407	4.03	1,150,650	15,161	5.28
Total deposits	3.04	1,813,087	14,863	3.30	1,637,183	19,395	4.75
Short-term borrowings	2.16	232,548	1,186	2.05	171,883	1,916	4.47
Subordinated debentures issued to capital trust	4.41	30,929	342	4.45	25,774	440	6.85
FHLB advances	3.63	123,150	1,142	3.73	123,058	1,464	4.77

Total interest-bearing liabilities	2.97	2,199,714	17,533	3.21	1,957,898	23,215	4.75
Non-interest-bearing liabilities:
Demand deposits		149,568			171,887
Other liabilities		3,801			26,688
Total liabilities		2,353,083			2,156,473
Stockholders’ equity		179,273			185,139
Total liabilities and stockholders’ equity		$2,532,356			$2,341,612

Net interest income:
Interest rate spread	3.18%		$18,131	2.82%		$18,488	2.82%
Net interest margin*				3.07%			3.36%
Average interest-earning assets to average interest-bearing liabilities		108.1%			112.8%

_______________
 *Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $62.5 million and $68.7 million for the three months ended June 30, 2008 and 2007, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $30.1 million and $30.4 million for the three months ended June 30, 2008 and 2007, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $928,000 and $946,000 for the three months ended June 30, 2008 and 2007, respectively.

	June 30, 2008	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	6.47%	$198,343	$6,548	6.64%	$174,781	$6,118	7.06%
Other residential	6.87	98,467	3,477	7.10	81,129	3,473	8.63
Commercial real estate	6.44	471,571	16,187	6.90	454,211	19,109	8.48
Construction	6.10	693,675	22,858	6.63	661,384	27,938	8.52
Commercial business	5.84	184,271	5,711	6.23	162,942	6,805	8.42
Other loans	7.59	169,490	5,755	6.83	146,469	5,512	7.59
Industrial revenue bonds	6.73	54,577	1,865	6.87	55,730	1,886	6.82

Total loans receivable	6.44	1,870,394	62,401	6.71	1,736,646	70,841	8.23

Investment securities and other interest-earning assets	5.21	487,952	11,603	4.78	432,057	10,321	4.82

Total interest-earning assets	6.15	2,358,346	74,004	6.31	2,168,703	81,162	7.54
Non-interest-earning assets:
Cash and cash equivalents		71,452			91,315
Other non-earning assets		74,476			45,164
Total assets		$2,504,274			$2,305,182

Interest-bearing liabilities:
Interest-bearing demand and savings	1.59	$557,478	5,473	1.97	$460,000	7,736	3.39
Time deposits	3.63	1,192,434	26,289	4.43	1,136,816	29,886	5.30
Total deposits	3.04	1,749,912	31,762	3.65	1,596,816	37,622	4.75
Short-term borrowings	2.16	228,728	2,783	2.45	164,393	3,659	4.49
Subordinated debentures issued to capital trust	4.41	30,929	761	4.95	25,774	880	6.89
FHLB advances	3.63	144,462	2,724	3.79	135,100	3,327	4.97

Total interest-bearing liabilities	2.97	2,154,031	38,030	3.55	1,922,083	45,488	4.77
Non-interest-bearing liabilities:
Demand deposits		150,690			173,233
Other liabilities		11,067			26,974
Total liabilities		2,315,788			2,122,290
Stockholders’ equity		188,486			182,892
Total liabilities and stockholders’ equity		$2,504,274			$2,305,182

Net interest income:
Interest rate spread	3.18%		$35,974	2.76%		$35,674	2.77%
Net interest margin*				3.07%			3.32%
Average interest-earning assets to average interest-bearing liabilities		109.5%			112.8%

_______________
 *Defined as the Company's net interest income divided by total interest-earning assets.

(1) Of the total average balances of investment securities, average tax-exempt investment securities were $68.4 million and $67.7 million for the six months ended June 30, 2008 and 2007, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $31.1 million and $29.4 million for the six months ended June 30, 2008 and 2007, respectively. Interest income on tax-exempt assets included in this table was $2.4 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.8 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

	Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (9,775)	$3,273	$ (6,502)
Investment securities and other interest-earning assets	(398)	861	463
Total interest-earning assets	(10,173)	4,134	(6,039)
Interest-bearing liabilities:
Demand deposits	(2,829)	1,051	(1,778)
Time deposits	(4,427)	1,673	(2,754)
Total deposits	(7,256)	2,724	(4,532)
Short-term borrowings	(1,539)	809	(730)
Subordinated debentures issued to capital trust	(213)	115	(98)
FHLBank advances	(324)	2	(322)
Total interest-bearing liabilities	(9,332)	3,650	(5,682)
Net interest income	$ (841)	$ 484	$ (357)

	Six Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ (13,757)	$5,317	$ (8,440)
Investment securities and other interest-earning assets	(76)	1,358	1,282
Total interest-earning assets	(13,833)	6,675	(7,158)
Interest-bearing liabilities:
Demand deposits	(3,707)	1,444	(2,263)
Time deposits	(5,051)	1,454	(3,597)
Total deposits	(8,758)	2,898	(5,860)
Short-term borrowings	(2,032)	1,156	(876)
Subordinated debentures issued to capital trust	(278)	159	(119)
FHLBank advances	(828)	225	(603)
Total interest-bearing liabilities	(11,896)	4,438	(7,458)
Net interest income	$ (1,937)	$2,237	$ 300

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2008, the Company had commitments of approximately $10.9 million to fund loan originations, $258.7 million of unused lines of credit and unadvanced loans, and $18.3 million of outstanding letters of credit.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

The Company's stockholders' equity was $172.1 million, or 6.9% of total assets of $2.49 billion at June 30, 2008, compared to equity of $189.9 million, or 7.8%, of total assets of $2.43 billion at December 31, 2007.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On June 30, 2008, the Bank's Tier 1 risk-based capital ratio was 10.01%, total risk-based capital ratio was 11.26% and the Tier 1 leverage ratio was 7.92%. As of June 30, 2008, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2008, the Company's Tier 1 risk-based capital ratio was 10.12%, total risk-based capital ratio was 11.37% and the leverage ratio was 8.03%. As of June 30, 2008, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

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

Statements of Cash Flows. During the six months ended June 30, 2008 and 2007, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $27.0 million during the six months ended June 30, 2008, and $7.8 million during the six months ended June 30, 2007.

During the six months ended June 30, 2008 and 2007, investing activities used cash of $83.8 million and $191.5 million, respectively, primarily due to the net increase of loans and investment securities in each period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as stock repurchases and dividend payments to stockholders. Financing activities provided $75.9 million during the six months ended June 30, 2008 and $149.3 million during the six months ended June 30, 2007. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, stock repurchases and dividend payments to stockholders.

Dividends. During the three months ended June 30, 2008, the Company declared a dividend of $0.18 per share (which was paid in July 2008), or 38% of net income per diluted share for that three month period, and paid a dividend of $0.18 per share (which was declared in March 2008). During the three months ended June 30, 2007, the Company declared a dividend of $0.17 per share (which was paid in July 2007), or 28% of net income per diluted share for that three month period, and paid a dividend of $0.16 per share (which was declared in March 2007).

During the six months ended June 30, 2008, the Company declared dividends of $0.36 per share and paid dividends of $0.36 per share, or over 100% of net income per diluted share for that six month period. During the six months ended June 30, 2007, the Company declared dividends of $0.33 per share, or 29% of net income per diluted share for that six month period, and paid dividends of $0.32 per share.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2008, the Company did not repurchase any shares of its common stock and issued 666 shares of stock at an average price of $12.97 per share to cover stock option exercises. During the three months ended June 30, 2007, the Company repurchased 108,670 shares of its common stock at an average price of $27.80 per share and issued 9,693 shares of stock at an average price of $18.82 per share to cover stock option exercises.

During the six months ended June 30, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and issued 1,972 shares of stock at an average price of $13.23 per share to cover stock option exercises.  During the six months ended June 30, 2007, the Company rfepurchased 129,494 shares of its common stock at an average price of $28.09 per share and issued 32,148 shares of stock at an average price of $18.75 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2008, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative, although the impact would generally be slightly positive in the very near term. Generally, a rate increase by the FRB would be expected to have an immediate positive impact on Great Southern’s net interest income due to the large total balances of loans which adjust to the “prime interest rate” daily. The Company believes that this positive impact could be negated over the subsequent 60- to 120-day period as the Company’s interest rates on deposits, borrowings and interest rate swaps should also increase proportionately to the changes by the FRB, assuming normal credit, liquidity and competitive pricing pressures. In addition, because some of the prime interest rate daily adjusting loans are already at interest rate floors, the interest rates on some of these loans may not adjust upward immediately with an increase by the FRB.

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

The Company enters into interest-rate swap derivatives, primarily as an asset/liability management strategy in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $332,000 and $774,000 of ineffectiveness was recorded in income in the non-interest income caption for the three and six months ended June 30, 2008, respectively. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

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

In addition to the disclosures previously made by the Company in the December 31, 2007, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at June 30, 2008.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate
Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2008	$7.3	2.38%	4.47%
2009	4.9	2.89	3.75
2011	12.3	2.82	4.03
2013	8.6	2.77	3.50
2017	15.5	2.67	5.28
2019	30.2	2.67	5.30
2023	6.5	3.87	5.10
Total Notional Amount	$85.3	2.70%	4.75%
Fair Value Adjustment Asset (Liability)	$(0.8)

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2008, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction loans and commercial real estate loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

Other than as set forth above, there have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the second quarter of 2008 is shown below.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2008 - April 30, 2008	---	$----	---	396,562
May 1, 2008 - May 31, 2008	---	$----	---	396,562
June 1, 2008 - June 30, 2008	---	$----	---	396,562
	---	$----	---

(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Common Stockholders

a)	On May 14, 2008, the Company held its Annual Meeting of Stockholders. The results of that meeting are as follows:

1)	There were 13,379,865 shares entitled to vote at said meeting (without reduction for 10% voting limitation). There were 679,257 shares not voted by the owners of those shares.

2)
William E. Barclay received 12,249,134 votes for director and Larry D. Frazier received 12,252,864 votes for director. Votes withheld were 451,474 for Mr. Barclay and 447,744 for Mr. Frazier. There were no broker non-votes with respect to this proposal.

3)
The stockholders approved the proposal to ratify the engagement of BKD, LLP as the Company’s Independent Auditor for 2008. The vote was as follows:  For – 12,449,503; Against – 217,856; Abstain – 33,249.  There were no broker non-votes with respect to this proposal.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

           a)          Exhibits

                         See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: August 11, 2008	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2008	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

Inapplicable.

(3)	Articles of incorporation and Bylaws

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