Form 10-Q
period 2008-09-30
GREAT SOUTHERN BANCORP INC
filed 2008-11-10
CIK 854560

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2008

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
(Check one):

Large accelerated filer /  /     Accelerated filer /X/     Non-accelerated filer /  /
(Do not check if a smaller reporting company)
Smaller reporting company /  /

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes /  /     No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,380,969 shares of common stock, par value $.01, outstanding at November 7, 2008.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$56,020	$79,552
Interest-bearing deposits in other financial institutions	67,008	973
Cash and cash equivalents	123,028	80,525
Available-for-sale securities	505,715	425,028
Held-to-maturity securities (fair value $1,443 – September 2008;
$1,508 - December 2007)	1,360	1,420
Mortgage loans held for sale	5,184	6,717
Loans receivable, net of allowance for loan losses of
$29,379 – September 2008; $25,459 - December 2007	1,766,583	1,813,394
Interest receivable	12,103	15,441
Prepaid expenses and other assets	17,666	14,904
Foreclosed assets held for sale, net	32,810	20,399
Premises and equipment, net	29,954	28,033
Goodwill and other intangible assets	1,737	1,909
Investment in Federal Home Loan Bank stock	8,448	13,557
Refundable income taxes	7,252	1,701
Deferred income taxes	16,072	8,704
Total Assets	$2,527,912	$2,431,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,854,474	$1,763,146
Securities sold under reverse repurchase agreements with customers	229,274	143,721
Federal Home Loan Bank advances	122,847	213,867
Structured repurchase agreements	50,000	--
Short-term borrowings	52,519	73,000
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	8,882	6,149
Advances from borrowers for taxes and insurance	1,232	378
Accounts payable and accrued expenses	8,971	10,671
Total Liabilities	2,359,128	2,241,861
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2008 - 13,380,969 shares; December 2007 -
13,400,197 shares	134	134
Additional paid-in capital	19,693	19,342
Retained earnings	155,329	170,933
Accumulated other comprehensive income (loss)	(6,372)	(538)
Total Stockholders' Equity	168,784	189,871
Total Liabilities and Stockholders' Equity	$2,527,912	$2,431,732

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
INTEREST INCOME	(Unaudited)		(Unaudited)
Loans	$28,992	$36,636	$91,393	$107,477
Investment securities and other	6,032	5,340	17,635	15,661
TOTAL INTEREST INCOME	35,024	41,976	109,028	123,138
INTEREST EXPENSE
Deposits	13,708	19,867	45,471	57,489
Federal Home Loan Bank advances	1,140	1,738	3,864	5,065
Short-term borrowings and repurchase agreements	1,473	1,917	4,255	5,576
Subordinated debentures issued to capital trust	336	522	1,097	1,402
TOTAL INTEREST EXPENSE	16,657	24,044	54,687	69,532
NET INTEREST INCOME	18,367	17,932	54,341	53,606
PROVISION FOR LOAN LOSSES	4,500	1,350	47,200	4,125
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,867	16,582	7,141	49,481

NON-INTEREST INCOME
Commissions	1,964	2,435	7,036	7,665
Service charges and ATM fees	4,067	3,817	11,603	11,270
Net realized gains on sales of loans	369	247	1,127	682
Net realized gains (losses) on sales and impairments of
available-for-sale securities	(5,293)	4	(5,286)	4
Net gain on sales of fixed assets	9	11	175	35
Late charges and fees on loans	259	370	632	752
Change in interest rate swap fair value net of change in hedged deposit fair value	32	157	5,287	843
Other income	382	569	1,262	1,252
TOTAL NON-INTEREST INCOME	1,789	7,610	21,836	22,503

NON-INTEREST EXPENSE
Salaries and employee benefits	7,561	7,744	23,807	22,373
Net occupancy and equipment expense	2,027	1,971	6,212	5,844
Postage	558	552	1,690	1,670
Insurance	542	537	1,662	984
Advertising	247	355	866	1,063
Office supplies and printing	209	187	654	659
Telephone	320	339	1,052	1,006
Legal, audit and other professional fees	515	285	1,236	867
Expense on foreclosed assets	1,868	125	2,484	275
Other operating expenses	803	1,225	2,661	3,239
TOTAL NON-INTEREST EXPENSE	14,650	13,320	42,324	37,980

INCOME (LOSS) BEFORE INCOME TAXES	1,006	10,872	(13,347)	34,004

PROVISION (CREDIT) FOR INCOME TAXES	182	3,555	(5,350)	11,144

NET INCOME (LOSS)	$824	$7,317	$(7,997)	$22,860
BASIC EARNINGS (LOSS) PER COMMON SHARE	$.06	$.54	$(.60)	$1.68
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.06	$.54	$(.60)	$1.67
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.17	$.54	$.50

See Notes to Consolidated Financial Statements

 GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,997)	$22,860
Proceeds from sales of loans held for sale	75,665	52,498
Originations of loans held for sale	(68,236)	(48,636)
Items not requiring (providing) cash:
Depreciation	1,833	1,999
Amortization	293	303
Provision for loan losses	47,200	4,125
Net gains on loan sales	(1,127)	(682)
Net (gains) losses on sale or impairment of available-for-sale investment securities	5,286	(4)
Net gains on sale of premises and equipment	(175)	(35)
(Gain) loss on sale of foreclosed assets	1,235	(133)
Amortization of deferred income, premiums and discounts	(1,647)	(3,195)
Change in interest rate swap fair value net of change in
hedged deposit fair value	(5,287)	(843)
Deferred income taxes	(4,227)	2,040
Changes in:
Interest receivable	3,338	(2,287)
Prepaid expenses and other assets	(6,177)	1,046
Accounts payable and accrued expenses	2,852	(9,714)
Income taxes refundable/payable	(5,551)	(549)
Net cash provided by operating activities	37,278	18,793
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(21,549)	(113,765)
Purchase of loans	(3,506)	(4,141)
Proceeds from sale of student loans	634	2,455
Purchase of additional business units	--	(730)
Purchase of premises and equipment	(3,992)	(2,642)
Proceeds from sale of premises and equipment	413	65
Proceeds from sale of foreclosed assets	8,065	1,810
Capitalized costs on foreclosed assets	(394)	(94)
Proceeds from sales of available-for-sale investment securities	85,242	1,664
Proceeds from maturing available-for-sale investment securities	21,000	391,335
Proceeds from maturing held-to-maturity investment securities	60	50
Proceeds from called investment securities	120,500	6,850
Principal reductions on mortgage-backed securities	48,937	56,805
Purchase of available-for-sale securities	(371,034)	(511,729)
(Purchase) redemption of Federal Home Loan Bank stock	5,109	(1,062)
Net cash used in investing activities	(110,515)	(173,129)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	205,078	(13,331)
Net increase (decrease) in checking and savings deposits	(106,985)	90,167
Proceeds from Federal Home Loan Bank advances	503,000	749,000
Repayments of Federal Home Loan Bank advances	(594,020)	(734,097)
Net increase in short-term borrowings and structured repo	115,072	55,732
Advances from borrowers for taxes and insurance	854	864
Proceeds from issuance of trust preferred debentures	--	5,155
Stock repurchase	(408)	(6,036)
Dividends paid	(7,227)	(6,685)
Stock options exercised	376	1,353
Net cash provided by financing activities	115,740	142,122
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,503	(12,214)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,525	133,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,028	$120,936

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2007, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

For the three months ended September 30, 2008, the travel, insurance and investment divisions reported gross revenues of $1.3 million, $377,000 and $264,000, respectively, and net income (loss) of $(110,000), $39,000 and $115,000, respectively. For the three months ended September 30, 2007, the travel, insurance and investment divisions reported gross revenues of $1.7 million, $442,000 and $454,000, respectively, and net income (loss) of $(52,000), $46,000 and $92,000, respectively.

For the nine months ended September 30, 2008, the travel, insurance and investment divisions reported gross revenues of $5.0 million, $1.1 million and $1.0 million, respectively, and net income of $77,000, $129,000 and $259,000, respectively. For the nine months ended September 30, 2007, the travel, insurance and investment divisions reported gross revenues of $5.2 million, $1.2 million and $1.5 million, respectively, and net income of $284,000, $145,000 and $144,000, respectively.

The decrease in gross revenues in the investment division for the three and nine months ended September 30, 2008, was a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced.

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

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Net income	$824	$7,317
Unrealized holding gains (losses), net of income taxes	(5,274)	1,556
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	(3,440)	3
	(1,834)	1,553
Comprehensive income (loss)	$(1,010)	$8,870

	Nine Months Ended September 30,
	2008	2007
	(In thousands)

Net income (loss)	$(7,997)	$22,860
Unrealized holding gains (losses), net of income taxes	(9,270)	(719)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	(3,436)	3
	(5,834)	(722)
Comprehensive income (loss)	$(13,831)	$22,138

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

In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157, Fair Value Measurements (which was adopted by the Company on January 1, 2008) for nonfinancial assets and liabilities on a recurring basis, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. This staff position defers the effective date of SFAS No. 157 to January 1, 2009, for items within the scope of the staff position.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of an Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies how SFAS No. 157 Fair Value Measurements should be applied when valuing securities in markets that are not active and illustrates how an entity would determine fair value in this circumstance. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. The adoption of FSP 157-3, effective upon issuance, did not impact the Company’s financial position or results of operations.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses derivative financial instruments (primarily interest rate swaps) to assist in its interest rate risk management. In accordance with SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities , all derivatives are measured and reported at fair value on the Company's consolidated statement of financial condition as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS No. 133 are also reported currently in earnings in noninterest income.

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

At September 30, 2008, the Company had six SFAS No. 133 designated swaps with Lehman Brothers Special Financing, Inc. (“Lehman”). On September 15, 2008, Lehman filed for bankruptcy protection and hedge accounting was immediately terminated. The fair market value of the underlying hedged items (certificates of deposit) through September 15, 2008, is being amortized over the remaining life of the hedge period on a straight-line basis. The fair market value of the swaps as of September 15, 2008, included both assets and liabilities totaling a net asset of $235,000. These swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, volatilities and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. The Company has a netting agreement with Lehman and the collectability of the net asset is uncertain at this time. The Company has a valuation allowance of $235,000 on the asset as of September 30, 2008.

At September 30, 2008 and December 31, 2007, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At September 30, 2008, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the liabilities being hedged were $37.6 million and $419.2 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, swaps in a net settlement receivable position totaled $37.6 million and swaps in a net settlement payable position totaled $-0-. At December 31, 2007, swaps in a net settlement receivable position totaled $225.7 million and swaps in a net settlement payable position totaled $193.5 million. The net gains recognized in earnings on fair value hedges were $32,000 and $157,000 for the three months ended September 30, 2008 and 2007, respectively. The net gains recognized in earnings on fair value hedges were $5.3 million and $843,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

NOTE 7: INVESTMENT SECURITIES

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$34,967	$	---	$1,379	$33,588	6.41%
Collateralized mortgage obligations	76,790		23	3,032	73,781	5.46
Mortgage-backed securities	343,169		1,633	1,162	343,640	5.22
Corporate bonds	1,501		---	463	1,038	8.50
States and political subdivisions	55,483		14	3,891	51,606	6.17
Equity securities	3,608		---	1,546	2,062	3.79
Total available-for-sale securities	$515,518		$1,670	$11,473	$505,715	5.44%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360		$83	---	$1,443	7.49%
Total held-to-maturity securities	$1,360		$83	---	$1,443	7.49%

During the three months ended September 30, 2008, the Company determined that the impairment of its investment in FNMA/FHLMC perpetual preferred stock with an original cost of $5.8 million had become other than temporary.  Consequently, the Company recorded a $5.3 million charge to income.

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$126,117	$53	$375	$125,795	5.81%
Collateralized mortgage obligations	39,769	214	654	39,329	5.65
Mortgage-backed securities	183,023	1,030	916	183,137	4.92
Corporate bonds	1,501	---	25	1,476	8.50
States and political subdivisions	62,572	533	453	62,652	6.17
Equity securities	12,874	4	239	12,639	7.42
Total available-for-sale securities	$425,856	$1,834	$2,662	$425,028	5.52%
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,420	$88	---	$1,508	7.48%
Total held-to-maturity securities	$1,420	$88	---	$1,508	7.48%

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30, 2008	December 31, 2007
	(In Thousands)
One-to four-family residential mortgage loans	$206,101	$185,253
Other residential mortgage loans	120,344	87,177
Commercial real estate loans	484,476	471,573
Other commercial loans	141,017	207,059
Industrial revenue bonds	60,905	61,224
Construction loans	683,113	919,059
Installment, education and other loans	177,650	154,015
Prepaid dealer premium	14,027	10,759
Discounts on loans purchased	(5)	(6)
Undisbursed portion of loans in process	(89,318)	(254,562)
Allowance for loan losses	(29,379)	(25,459)
Deferred loan fees and gains, net	(2,348)	(2,698)
	$1,766,583	$1,813,394
Weighted average interest rate	6.42%	7.58%

NOTE 9: DEPOSITS

	September 30, 2008	December 31, 2007
	(In Thousands)

Time Deposits:
0.00% - 1.99%	$44,857	$598
2.00% - 2.99%	159,879	22,850
3.00% - 3.99%	454,799	93,717
4.00% - 4.99%	558,245	470,718
5.00% - 5.99%	82,740	497,877
6.00% - 6.99%	901	10,394
7.00% and above	185	374
Total time deposits (3.69% - 4.83%)	1,301,606	1,096,528
Non-interest-bearing demand deposits	142,549	166,231
Interest-bearing demand and savings deposits (1.42% - 2.75%)	407,832	491,135
	1,851,987	1,753,894
Interest rate swap fair value adjustment	2,487	9,252
Total Deposits	$1,854,474	$1,763,146

NOTE 10: FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 has been applied prospectively as of the beginning of this fiscal year. The adoption of SFAS No. 157 did not have an impact on our financial statements except for the expanded disclosures noted below.

The following definitions describe the fair value hierarchy of levels of inputs used in the Fair Value Measurements.

•
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

•
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

•
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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at September 30, 2008.

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

		Fair value measurements at September 30, 2008, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available for sale securities:
U.S government agencies	$33,588	$ ---	$23,988	$9,600
Collateralized mortgage obligations	73,781	---	73,781	---
Mortgage-backed securities	343,640	---	343,640	---
Corporate bonds	1,038	654	---	384
States and political subdivisions	51,606	---	51,606	---
Equity securities	2,062	864	1,198	---
Total available-for-sale securities	$505,715	$1,518	$494,213	$9,984

The following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information. $9.6 million of U.S. government agency securities were reclassified from Level 2 to Level 3 due to a valuation provided by a bond trading desk, which was heavily influenced by unobservable market inputs during the quarter ended September 30, 2008.

Investment Securities
(In thousands)
Balance, July 1, 2008	$445
Unrealized loss included in comprehensive income	(461)
Transfer from Level 2 to Level 3	10,000
Balance, September 30, 2008	$9,984

Investment Securities
(In thousands)
Balance, January 1, 2008	$10,450
Unrealized loss included in comprehensive income	(466)
Balance, September 30, 2008	$9,984

Interest Rate Swap Agreements. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. Fair value estimates related to the Company’s hedged deposits are derived in the same manner. As of September 30, 2008, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. The fair value of interest rate swaps at September 30, 2008, was a liability of $0.4 million.

The following is a description of valuation methodologies used for assets recorded at fair value on a nonrecurring basis at September 30, 2008.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value of $47.9 million, with an associated valuation reserve of $4.9 million, were recorded at their fair value of $43.0 million at September 30, 2008. Losses of $3.3 million and $47.2 million related to impaired loans were recognized in earnings through the provision for loan losses during the three and nine months ended September 30, 2008, respectively.

NOTE 11: EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  Pursuant to EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgaged-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the Department of the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts using $250 billion of capital from the EESA funds under a program known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The TARP Capital Purchase Program involves the purchase by the Treasury of preferred stock in financial institutions with warrants to purchase common stock.  Also on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which provides for the guarantee of newly-issued senior unsecured debt of banks, thrifts and certain holding companies as well as full deposit insurance coverage for non-interest bearing deposit transaction accounts, regardless of dollar amount.  Unlimited coverage for non-interest bearing transaction accounts under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 10 basis points per annum.  The Company is currently assessing its participation in the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program.

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

The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. In addition, the Bank’s regulators could require additional provisions for loan losses as part of their examination process.  The Bank's annual regulatory examination was held in October 2008.  The examination field work is complete and the Bank is awaiting the formal written report.

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

In the nine months ended September 30, 2008, Great Southern's net loans decreased $46.8 million, or 2.6%, from $1.81 billion at December 31, 2007, to $1.77 billion at September 30, 2008. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time. However, some loan categories have experienced increases. The main loan areas experiencing increases in the first nine months of 2008 were commercial real estate loans, one- to four-family and multifamily real estate loans and consumer loans, partially offset by lower balances in construction loans and commercial business loans. In the nine months ended September 30, 2008, outstanding residential and commercial construction loan balances decreased $84.4 million, to $601.6 million at September 30, 2008. In addition, the undisbursed portion of construction and land development loans decreased $165.3 million from $254.6 million at December 31, 2007, to $89.3 million at September 30, 2008. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we have not historically had an overall high level of charge-offs on our non-performing loans prior to 2008, we do not accrue interest income on these loans and do not recognize interest income until the loan is repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect loan loss provision, non-performing assets and foreclosed assets to remain elevated.  In addition, expenses related to the credit resolution process should also remain elevated.

In the nine months ended September 30, 2008, Great Southern's available-for-sale securities increased $80.7 million, or 19.0%, from $425 million at December 31, 2007, to $506 million at September 30, 2008. The Company’s mix of securities changed in the nine month period primarily in two categories. U.S. Government agency debt securities decreased $92.2 million primarily due to maturing short-term securities and longer term securities that were called at par by the issuing agency. The Company elected to replace these securities with U.S. Government agency mortgage-backed securities, which increased $160.5 million, to cover pledging requirements for public funds and customer repurchase agreements. Most of these agency mortgage-backed securities have interest rates that are fixed for a period of five to ten years and then adjust annually.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the nine months ended September 30, 2008, total deposit balances increased $91.3 million, or 5.2%. However, the mix of deposits continued to shift from checking deposits to certificates of deposit, primarily brokered CDs. Interest-bearing transaction accounts decreased $83.3 million while non-interest-bearing checking accounts decreased $23.7 million. Retail certificates of deposit decreased $20.1 million. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In 2007 and so far in 2008, our non-interest-bearing checking account balances have decreased, primarily as a result of lower balances being kept in correspondent bank customers' accounts. These lower balances are due to the effects of the correspondent customers clearing checks through other avenues using electronic presentment, thus requiring lower compensating balances. If this decrease in non-interest-bearing checking account balances relative to the balances in other deposit categories continues, it could negatively impact our net interest income. A significant amount of the reduction in interest-bearing checking balances was the result of customers moving funds into customer reverse repurchase agreements.

Total brokered deposits were $898.2 million at September 30, 2008, up from $674.6 million at December 31, 2007. Included in these totals at September 30, 2008 and December 31, 2007, were Great Southern Bank customer deposits totaling $101.8 million and $88.8 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The Company decided to increase the amount of longer-term brokered certificates of deposit in the first nine months of 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the Federal Reserve Bank. In the first nine months of 2008, the Company issued approximately $292 million of new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. In addition in the same period, the Company issued approximately $87 million of new brokered certificates, which are fixed rate certificates with maturity terms of generally two to four years, which the Company may not redeem prior to maturity. There are no interest rate swaps associated with these brokered certificates.

These funding changes contributed to decreases in our net interest income and net interest margin. These longer-term certificates carry an interest rate that is approximately 150 basis points higher than the interest rate that the Company would have paid if it instead utilized short-term advances from the FHLBank. The Company decided the higher rate was justified by the longer term and the ability to keep committed funding lines available. The net interest margin was also negatively impacted as the Company originated some of the new certificates in advance of the anticipated terminations of the existing certificates, thereby causing the Company to have excess funds for a period of time. These excess funds were invested in short-term cash equivalents at rates that at times caused the Company to earn a negative spread. Partially offsetting the increase in brokered CDs, several existing brokered certificates were redeemed by the Company in the first half of 2008 as the related interest rate swaps were terminated by the swap counterparties. These redeemed certificates had effective interest rates through the interest rate swaps of approximately 90-day LIBOR. Interest rate swap notional amounts have decreased from $419 million at December 31, 2007, to $38 million at September 30, 2008.

Our ability to fund growth in future periods may also be dependent on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create variable rate funding, if desired, which more closely matches the variable rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

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

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through September 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By September 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. On September 18, 2007, the FRB decreased the Federal Funds rate by 50 basis points and many market interest rates began to fall in the following weeks. In the months following September 2007, the FRB has reduced the Federal Funds rate by an additional 375 basis points. The Federal Funds rate now stands at 1.00%. However, funding costs for most financial services companies have not declined in tandem with these reductions in the Federal Funds rate. Competition for deposits, the desire for longer term funding, elevated LIBOR interest rates and wide credit spreads have kept borrowing costs relatively high in the current environment.

Another factor that continues to negatively impact net interest income is the elevated level of LIBOR interest rates compared to Federal Funds rates as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates were elevated approximately 50-60 basis points compared to historical averages versus the stated Federal Funds rate for most of the three months ended September 30, 2008. In the latter portion of September 2008 and into October 2008, LIBOR rates spiked even higher in comparison to the stated Federal Funds rate. At times, these LIBOR interest rates have been elevated over 200 basis points compared to historical averages. The Company has interest rate swaps and other borrowings that are indexed to LIBOR, thereby causing increased funding costs. Funding costs related to brokered certificates of deposit have also been elevated due to competition by issuers seeking to generate significant funding.

The Federal Reserve most recently cut interest rates on October 29, 2008. Great Southern has a significant portfolio of loans which are tied to a “prime rate” of interest. Some of these loans are tied to a national index of “prime,” while most are indexed to “Great Southern prime.” The Company has elected to leave its “Great Southern prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits, including LIBOR rates that have been over 4.00%. This does not affect a large number of customers as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a  rate cut by the Federal Reserve generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Because the Federal Funds rate is already very low, there may also be a negative impact on the Company’s net interest income due to the Company’s inability to lower its funding costs in the current environment. Usually any negative impact is expected to be offset over the following 60- to 120-day period, and subsequently is expected to have a positive impact, as the Company’s interest rates on deposits, borrowings and interest rate swaps would normally also go down as a result of a reduction in interest rates by the Federal Reserve, assuming normal credit, liquidity and competitive loan and deposit pricing pressures.  However, the operating environment has not been normal and interest costs for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures; therefore we expect our net interest margin will continue to be compressed.  Any anticipated positive impact will likely be reduced by the change in the funding mix noted above, as well as retail deposit competition in the Company’s market areas.

In addition, Great Southern's net interest margin has been negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate changes by the FRB as compared to interest rate changes in the financial markets. For the nine months ended September 30, 2008 and 2007, interest income was reduced $1.0 million and $1.2 million, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during those periods. This reduced net interest income and net interest margin. In addition, net interest income and net interest margin were negatively impacted by the effects of the accounting entries recorded for certain interest rate swaps (amortization of deposit broker origination fees). This amortization expense reduced net interest income by $2.5 million and $649,000 in the nine months ended September 30, 2008 and 2007, respectively.

The negative impact of declining loan interest rates has been partially mitigated by the positive effects of the Company’s loans which have interest rate floors. At September 30, 2008, the Company had a portfolio of prime-based loans totaling approximately $1.03 billion with rates that change immediately with changes to the prime rate of interest. Of this total, $744 million represented loans which had interest rate floors. These floors were at varying rates, with $203 million of these loans having floor rates of 7.0% or greater and another $495 million of these loans having floor rates between 5.0% and 7.0%. At September 30, 2008, $668 million of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and into 2008, as the "prime rate of interest" has gone down, the Company's loan portfolio again has had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. At September 30, 2008, the loan yield for the portfolio had increased to a level that was approximately 142 basis points higher than the national "prime rate of interest." In October 2008, the national “prime rate of interest” decreased an additional 100 basis points. While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income is also affected by the Company's interest rate hedging activities. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

Non-interest income for the third quarter of 2008 decreased primarily as a result of the impairment write-down in value of the Company’s investments in available-for-sale Fannie Mae and Freddie Mac perpetual preferred stock. This write-down totaled $5.3 million on a pre-tax basis. As previously reported in the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008, the Company’s investments in Fannie Mae and Freddie Mac securities were included in securities available for sale at a cost of $4.0 million and $1.8 million, respectively. These securities have recently traded at 5 to 10 percent of par value and are currently not expected to pay dividends. It is unclear if or when the values of such investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment. The Company does not own any other equity securities issued by Fannie Mae or Freddie Mac. Third quarter 2008 commission income from the Company’s travel, insurance and investment divisions decreased $471,000, or 19.3%, compared to the same period in 2007. Part of this decrease was in the investment division as a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced. The Company’s travel division also experienced a decrease in commission income.

The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in an increase in non-interest income of $5.3 million in the nine months ended September 30, 2008, and an increase of $843,000 in the nine months ended September 30, 2007. Income of this magnitude related to the change in the fair value of certain interest rate swaps and the related change in the fair value of hedged deposits should not be expected in future quarters. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been (and continues to be) recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty.

Total non-interest expense increased 10.0% in the three months ended September 30, 2008 compared to the same period in 2007. Total non-interest expense increased 11.4% in the nine months ended September 30, 2008 compared to the same period in 2007. These increases were due to expenses related to problem loans and foreclosed assets, expenses related to FDIC insurance premiums and the continued growth of the Company. Excluding the increase in expenses on foreclosed assets, non-interest expenses decreased $413,000, or 3.1%, in the three months ended September 30, 2008 compared to the same period in 2007. Excluding the increase in expenses on foreclosed assets, non-interest expenses increased $2.1 million, or 5.7%, in the nine months ended September 30, 2008 compared to the same period in 2007. Due to the increase in the level of foreclosed assets, foreclosure-related expenses in the third quarter of 2008 were higher than the comparable 2007 period by approximately $1.7 million. For the same reason, foreclosure-related expenses increased $2.2 million in the nine months ended September

30, 2008, compared to the same period in 2007. In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007 and into 2008. The Company incurred additional deposit insurance expense of $39,000 in the third quarter of 2008 compared to the same period in 2007, and the Company expects a similar expense in subsequent quarters. For the nine months ended September 30, 2008, compared to the same period in 2007, the Company incurred additional insurance expense of $753,000.

In addition to the expense increases noted above, the Company’s increase in non-interest expense in the first nine months of 2008 compared to the same period in 2007 related to the continued growth of the Company. Late in the first quarter of 2007, Great Southern completed its acquisition of a travel agency in St. Louis. In addition since June 2007, the Company opened banking centers in Springfield, Mo. and Branson, Mo. In the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, non-interest expenses increased $600,000 related to the ongoing operations of these entities.

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

Business Initiatives

The Company is expanding its retail banking center network in the St. Louis and Kansas City metropolitan regions. This is part of the Company's overall long-term plan to open two to three banking centers per year as market conditions warrant. The Company's first retail banking center in the St. Louis market is expected to open in 2009. Located in Creve Coeur, Mo., the full-service banking center will complement a loan production office and a Great Southern Travel office already in operation in this market. Construction will be underway soon on a second banking center in the Lee's Summit, Mo., market, a suburb of Kansas City. The banking center should be completed in 2009 and will enhance access and service to Lee's Summit-area customers. Great Southern opened its first Lee's Summit retail location in 2006.  Currently, the Company has not slated any new banking center openings beyond 2009.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

During the nine months ended September 30, 2008, the Company increased total assets by $96.2 million to $2.53 billion. Net loans decreased by $46.8 million. In the nine months ended September 30, 2008, gross residential and commercial construction loan balances decreased $235.9 million. The main loan areas experiencing increases in the first nine months of 2008 were commercial real estate loans, one- to four-family and multifamily real estate loans and consumer loans, partially offset by lower average balances in construction loans and commercial business loans. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. The Company does not expect to grow the loan portfolio significantly at this time. Available-for-sale investment securities increased by $80.7 million and cash and cash equivalents increased $42.5 million. For the nine months ended September 30, 2008, the average balance of investment securities and other interest-earning assets increased by $61.0 million compared to the same period in 2007 due to the purchase of securities and interest-bearing deposits to provide liquidity and to be pledged against customer reverse repurchase agreements,  public funds deposits and structured repo borrowings. In some instances, the Company invested excess funds in short-term cash equivalents at rates that at times caused the Company to earn a negative spread. While the Company generally earned a positive spread on securities purchased, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin. While there is no specifically stated goal, the available-for-sale securities portfolio has recently been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 20.0% and 17.5% of total assets at September 30, 2008 and December 31, 2007, respectively. Foreclosed assets increased $12.4 million during the nine months ended September 30, 2008. See “Non-performing assets – foreclosed assets” for additional information on the Company’s foreclosed assets.

Total liabilities increased $117.3 million from December 31, 2007 to $2.36 billion at September 30, 2008. Deposits increased $91.3 million and securities sold under reverse repurchase agreements with customers increased $85.6 million. Partially offsetting these increases, short-term borrowings decreased $20.5 million and FHLBank advances decreased $91.1 million, from $213.9 million at December 31, 2007, to $122.8 million at September 30, 2008. The level of FHLBank advances and short-term borrowings will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. These decreases during the nine months ended September 30, 2008, primarily related to the maturity of very short-term FHLBank advances and Federal Reserve Term Auction Facility funds which had been obtained near the end of 2007 to meet funding needs at year-end. In September 2008, the Company entered into a structured repo borrowing transaction for $50 million. This borrowing bears interest at a fixed rate of 4.34% if three-month LIBOR remains at 2.81% or less on quarterly interest reset dates; if LIBOR is above the 2.81% rate on quarterly interest reset dates, then the Company’s borrowing rate decreases by 2.5 times the difference in LIBOR (up to 250 basis points). Deposits (excluding brokered and national certificates of deposit) decreased $114.1 million from December 31, 2007. Retail CDs and non-interest-bearing transaction accounts decreased $20.1 million and $23.7 million, respectively. Interest-bearing checking accounts

(mainly money market accounts) decreased $83.3 million. Checking account balances totaled $550.4 million at September 30, 2008, down from $657.4 million at December 31, 2007. A significant amount of this reduction in checking balances was moved into customer reverse repurchase agreements as noted above. Total brokered deposits were $898.2 million at September 30, 2008, up from $674.6 million at December 31, 2007. Included in these totals at September 30, 2008 and December 31, 2007, were Great Southern Bank customer deposits totaling $101.8 million and $88.8 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The Company decided to increase the amount of longer-term brokered certificates of deposit in the first nine months of 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank and the Federal Reserve Bank. In the first nine months of 2008, the Company issued approximately $292 million of new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. In addition in the same period, the Company issued approximately $87 million of new brokered certificates, which are fixed rate certificates with maturity terms of generally two to four years, which the Company may not redeem prior to maturity. There are no interest rate swaps associated with these brokered certificates.

Stockholders' equity decreased $21.1 million from $189.9 million at December 31, 2007 to $168.8 million at September 30, 2008. The Company recorded a net loss of $8.0 million for the nine months ended September 30, 2008, dividends declared were $7.2 million, net repurchases of the Company's common stock were $149,000 and accumulated other comprehensive loss increased $5.8 million.  The increase in accumulated other comprehensive loss resulted from decreases in the fair value of the Company's available-for-sale investment securities.  During the nine months ended September 30, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and issued 1,972 shares at an average price of $13.23 per share to cover stock option exercises.

In the three and nine months ended September 30, 2008, the Company was not aggressively buying back shares of its stock in an effort to conserve its capital. Management may purchase the Company’s common stock from time to time as long as it believes that repurchasing the stock contributes to the overall growth of shareholder value and the maintenance of appropriate capital levels. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market, and the projected impact on the Company's capital and earnings per share.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2008 and 2007

General

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, net income decreased $6.5 million, or 88.7%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This decrease was primarily due to an increase in provision for loan losses of $3.2 million, or 233.3%, an increase in non-interest expense of $1.3 million, or 10.0%, and a decrease in non-interest income of $5.8 million, or 76.5%, partially offset by an increase in net interest income of $435,000, or 2.4%, and a decrease in provision for income taxes of $3.4 million, or 94.9%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, net income decreased $6.5 million, or 87.8%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This decrease was primarily due to an increase in provision for loan losses of $3.2 million, or 233.3%, an increase in non-interest expense of $1.3 million, or 10.0%, and a decrease in non-interest income of $5.7 million, or 76.3%, partially offset by an increase in net interest income of $368,000, or 2.0%, and a decrease in provision for income taxes of $3.4 million, or 93.8%.

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, net income decreased $30.9 million, or 135.0%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. This decrease was primarily due to an increase in provision for loan losses of $43.1 million, or 1,044.2%, an increase in non-interest expense of $4.3 million, or 11.4%, and a decrease in non-interest income of $667,000, or 3.0%, partially offset by an increase in net interest income of $735,000, or 1.4%, and a decrease in provision for income taxes of $16.5 million, or 148.0%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, net income decreased $32.5 million, or 143.4%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. This decrease was primarily due to an increase in provision for loan losses of $43.1 million, or 1,044.2%, an increase in non-interest expense of $4.3 million, or 11.4%, and a decrease in non-interest income of $5.0 million, or 23.0%, partially offset by an increase in net interest income of $2.5 million, or 4.7%, and a decrease in provision for income taxes of $17.4 million, or 157.5%.

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

Selected Financial Data and Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended September 30,
	2008		2007
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings	$824	$.06	$7,317	$.54
Amortization of deposit broker origination fees (net of taxes)	90	.01	134	.01
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(14)	--	(90)	(.01)
Earnings excluding impact of hedge accounting entries	$900	$.07	$7,361	$.54

	Nine Months Ended September 30,
	2008		2007
	Dollars	Earnings (Loss) Per Diluted Share	Dollars	Earnings (Loss) Per Diluted Share

Reported Earnings	$(7,997)	$(.60)	$22,860	$1.67
Amortization of deposit broker origination fees (net of taxes)	1,607	.12	422	.03
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(3,435)	(.25)	(655)	(.05)
Earnings excluding impact of hedge accounting entries	$(9,825)	$(.73)	$22,627	$1.65

Total Interest Income

Total interest income decreased $7.0 million, or 16.6%, during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was due to a $7.6 million, or 20.9%, decrease in interest income on loans, partially offset by a $692,000, or 13.0%, increase in interest income on investments and other interest-earning assets. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates of interest. Interest income for loans decreased due to significantly lower average rates of interest, partially offset by higher average balances. The lower average rates were a result of the significant decreases to the prime rate of interest since the third quarter of 2007.

Total interest income decreased $14.1 million, or 11.5%, during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was due to a $16.1 million, or 15.0%, decrease in interest income on loans, partially offset by a $2.0 million, or 12.6%, increase in interest income on investments and other interest-earning assets. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by slightly lower average rates of interest. Interest income for loans decreased due to significantly lower average rates of interest, partially offset by higher average balances. The lower average rates were a result of the significant decreases to the prime rate of interest since the third quarter of 2007.

For the three months ended September 30, 2008, and 2007, interest income was reduced $352,000 and $659,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the quarters. For the nine months ended September 30, 2008, and 2007, interest income was reduced $1.0 million and $1.2 million, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the periods. Partially offsetting this, the Company collected interest which was previously charged off in the amount of $0 and $76,000 in the three months ended September 30, 2008 and 2007, respectively, and $78,000 and $183,000 in the nine months ended September 30, 2008 and 2007, respectively. The net effect of these reversals and collections reduced net interest income and net interest margin. For the three and nine months ended September 30, 2008, compared to the same periods in 2007, the average balance of investment securities and other interest-earning assets increased by approximately $50-80 million due to excess funds for liquidity and the purchase of very short-term discount notes and other securities to pledge against public funds deposits, customer repurchase agreements and structured repo borrowings. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Interest Income - Loans

During the three months ended September 30, 2008 compared to the three months ended September 30, 2007, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $8.4 million as the result of lower average interest rates on loans. The average yield on loans decreased from 8.08% during the three months ended September 30, 2007, to 6.28% during the three months ended September 30, 2008. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. A large portion of the Bank's loan portfolio is prime-based with interest rate floors and, therefore, adjusts with changes to the "prime rate" of interest. Prior to 2006, when market interest rates were lower, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2006 and 2007, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In the fourth quarter of 2007 and the first nine months of 2008, the FRB significantly lowered the Federal Funds interest rate. This has led to many of the Company’s loans which are tied to the prime rate of interest again having loan rate floors which are in effect as of September 30, 2008. In the three months ended September 30, 2008, the average yield on loans was 6.28% versus an average prime rate for the period of 5.00%, or a difference of a positive 128 basis points. In the three months ended September 30, 2007, the average yield on loans was 8.08% versus an average prime rate for the period of 8.18%, or a difference of a negative 10 basis points.

Interest income increased $742,000 as the result of higher average loan balances from $1.80 billion during the three months ended September 30, 2007 to $1.84 billion during the three months ended September 30, 2008. The higher average balance resulted principally from the Bank's increases in average balances in commercial real estate loans, one- to four-family and multifamily real estate loans and consumer loans, partially offset by lower average balances in construction loans and commercial business loans. The Bank's one- to four-family residential loan portfolio balance increased in 2007 and to date in 2008 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

During the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $22.1 million as the result of lower average interest rates on loans. The average yield on loans decreased from 8.18% during the nine months ended September 30, 2007, to 6.57% during the nine months ended September 30, 2008. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest, as discussed above. In the nine months ended September 30, 2008, the average yield on loans was 6.57% versus an average prime rate for the period of 5.44%, or a difference of a positive 113 basis points. In the nine months ended September 30, 2007, the average yield on loans was 8.18% versus an average prime rate for the period of 8.23%, or a difference of a negative 5 basis points.

Interest income increased $6.0 million as the result of higher average loan balances from $1.76 billion during the nine months ended September 30, 2007 to $1.86 billion during the nine months ended September 30, 2008. The higher average balance resulted principally from the Bank's increases in average balances in commercial real estate loans, one- to four-family and multifamily real estate loans and consumer loans. The Bank's one- to four-family residential loan portfolio balance increased in 2007 and to date in 2008 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased $692,000, mainly as a result of higher average balances, partially offset by lower average rates of interest, during the three months ended September 30, 2008, when compared to the three months ended September 30, 2007. Interest income increased $849,000 as a result of an increase in average balances from $427 million during the three months ended September 30, 2007, to $498 million during the three months ended September 30, 2008. Interest income decreased $157,000 as a result of a decrease in average rates from 4.96% during the three months ended September 30, 2007, to 4.82% during the three months ended September 30, 2008. In 2005 and 2006, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs) which had a lower yield at the time of purchase relative to the fixed-rate securities remaining in the portfolio. As these securities reached interest rate reset dates in 2007, their rates typically have increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) have generally declined from 2007 levels, the interest rates on those securities that reprice in 2008 likely will not increase and some could decrease at their next interest rate reset date. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The increase in average balances of investment securities in the first nine months of 2008 was primarily in available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging to deposit accounts under customer repurchase agreements and public fund deposits. The majority of these added securities are backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally five to ten years) and then will adjust annually. In addition, the Company has several agency securities that are callable at the option of the issuer. Many of these securities were called in the first half of 2008, so the balance of U. S. Government agency securities has decreased. It is possible that, if market interest rates decline, agency security balances may be reduced further in 2008. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). The Company had total variable-rate mortgage-backed securities of approximately $234 million at September 30, 2008.

Interest income on investments and other interest-earning assets increased $2.0 million, mainly as a result of higher average balances, partially offset by lower average rates of interest, during the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007. Interest income increased $2.2 million as a result of an increase in average balances from $430 million during the nine months ended September 30, 2007, to $491 million during the nine months ended September 30, 2008. Interest income decreased $231,000 as a result of a decrease in average rates from 4.87% during the nine months ended September 30, 2007, to 4.79% during the nine months ended September 30, 2008.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $7.4 million, or 30.7%, during the three months ended September 30, 2008, when compared with the three months ended September 30, 2007, primarily due to a decrease in interest expense on deposits of $6.2 million, or 31.0%, a decrease in interest expense on short-term borrowings and structured repo of $444,000, or 23.2%, a decrease in interest expense on FHLBank advances of $598,000, or 34.4%, and a decrease in interest expense on subordinated debentures issued to capital trust of $186,000, or 35.6%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $7.3 million, or 30.7%, during the three months ended September 30, 2008, when compared with the three months ended September 30, 2007, primarily due to a decrease in interest expense on deposits of $6.1 million, or 31.0%, a decrease in interest expense on short-term borrowings and structured repo of $444,000, or 23.2%, a decrease in interest expense on FHLBank advances of $598,000, or 34.4%, and a decrease in interest expense on subordinated debentures issued to capital trust of $186,000, or 35.6%.

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $14.8 million, or 21.3%, during the nine months ended September 30, 2008, when compared with the nine months ended September 30, 2007, primarily due to a decrease in interest expense on deposits of $12.0 million, or 20.9%, a decrease in interest expense on short-term borrowings and structured repo of $1.3 million, or 23.7%, a decrease in interest expense on FHLBank advances of $1.2 million, or 23.7%, and a decrease in interest expense on subordinated debentures issued to capital trust of $305,000, or 21.8%.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, total interest expense decreased $16.6 million, or 24.2%, during the nine months ended September 30, 2008, when compared with the nine months ended September 30, 2007, primarily due to a decrease in interest expense on deposits of $13.8 million, or 24.4%, a decrease in interest expense on short-term borrowings and structured repo of $1.3 million, or 23.7%, a decrease in interest expense on FHLBank advances of $1.2 million, or 23.7%, and a decrease in interest expense on subordinated debentures issued to capital trust of $305,000, or 21.8%.

The amortization of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps significantly increased interest expense in both the first and second quarters of 2008, but did not have a significant effect in the third quarter of 2008. The amortization of these fees totaled $139,000 and $206,000 in the three months ended September 30, 2008 and 2007, respectively, and $2.5 million and $649,000 in the nine months ended September 30, 2008 and 2007, respectively. The Company expects that this fee amortization will be significantly less in the remainder of 2008 and thereafter, as fewer interest rate swaps remain and they are not as likely to be called. At September 30, 2008, the Company had $1.0 million of the original $6.5 million of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps left to amortize in interest expense in future periods.

Interest Expense - Deposits

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, interest on demand deposits decreased $2.2 million due to a decrease in average rates from 3.51% during the three months ended September 30, 2007, to 1.50% during the three months ended September 30, 2008. The average interest rates decreased due to lower overall market rates of interest throughout the fourth quarter of 2007 and the first nine months of 2008. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions have now continued into the fourth quarter of 2008. Interest on demand deposits decreased $540,000 due to a decrease in average balances from $491 million during the three months ended September 30, 2007, to $436 million during the three months ended September 30, 2008. Average noninterest-bearing demand balances decreased from $167 million in the three months ended September 30, 2007, to $147 million in the three months ended September 30, 2008.

Interest expense on deposits decreased $5.1 million as a result of a decrease in average rates of interest on time deposits from 5.40% during the three months ended September 30, 2007, to 3.77% during the three months ended September 30, 2008. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $1.6 million due to an increase in average balances of time deposits from $1.14 billion during the three months ended September 30, 2007, to $1.27 billion during the three months ended September 30, 2008. Market rates of interest on new certificates decreased since 2007 as the FRB reduced short-term interest rates. In addition, the Company's interest rate swaps repriced to lower rates in conjunction with the decreases in market interest rates in the first nine months of 2008.

The effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps did not impact interest on demand deposits.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, interest expense on deposits decreased $5.0 million as a result of a decrease in average rates of interest on time deposits from 5.33% during the three months ended September 30, 2007, to 3.72% during the three months ended September 30, 2008. Interest expense on deposits also increased $1.6 million due to an increase in average balances of time deposits from $1.14 billion during the three months ended September 30, 2007, to $1.27 billion during the three months ended September 30, 2008.

Including the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, interest on demand deposits decreased $6.1 million due to a decrease in average rates from 3.43% during the nine months ended September 30, 2007, to 1.84% during the nine months ended September 30, 2008. The average rates of interest decreased due to lower overall market rates of interest throughout the fourth quarter of 2007 and the first nine months of 2008. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions have now continued into the fourth quarter of 2008. Interest on demand deposits increased $1.1 million due to an increase in average balances from $470 million during the nine months ended September 30, 2007, to $517 million during the nine months ended September 30, 2008. Average noninterest-bearing demand balances decreased from $171 million in the nine months ended September 30, 2007, to $149 million in the nine months ended September 30, 2008.

Interest expense on deposits decreased $10.2 million as a result of a decrease in average rates of interest on time deposits from 5.34% during the nine months ended September 30, 2007, to 4.20% during the nine months ended September 30, 2008. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $3.1 million due to an increase in average balances of time deposits from

$1.14 billion during the nine months ended September 30, 2007, to $1.22 billion during the nine months ended September 30, 2008. Market rates of interest on new certificates decreased since 2007 as the FRB reduced short-term interest rates. In addition, the Company's interest rate swaps repriced to lower rates in conjunction with the decreases in market interest rates in the first nine months of 2008.

Excluding the effects of the Company's accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, interest expense on deposits decreased $11.9 million as a result of a decrease in average rates of interest on time deposits from 5.26% during the nine months ended September 30, 2007, to 3.93% during the nine months ended September 30, 2008. Interest expense on deposits also increased $3.1 million due to an increase in average balances of time deposits from $1.14 billion during the nine months ended September 30, 2007, to $1.22 billion during the nine months ended September 30, 2008.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended September 30, 2008 compared to the three months ended September 30, 2007, interest expense on FHLBank advances decreased primarily due to lower average interest rates. Interest expense on FHLBank advances decreased $316,000 due to a decrease in average interest rates from 4.87% in the three months ended September 30, 2007, to 3.69% in the three months ended September 30, 2008. Rates on advances decreased as the Company employed advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment. Interest expense on FHLBank advances decreased $282,000 due to a decrease in average balances from $142 million during the three months ended September 30, 2007, to $123 million during the three months ended September 30, 2008.

During the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, interest expense on FHLBank advances decreased primarily due to lower average interest rates. Interest expense on FHLBank advances decreased $1.2 million due to a decrease in average interest rates from 4.93% in the nine months ended September 30, 2007, to 3.76% in the nine months ended September 30, 2008. Rates on advances decreased as the Company employed advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment. Average balances of FHLBank advances were $137 million during both the nine months ended September 30, 2008 and 2007.

Interest expense on short-term and structured repo borrowings decreased $1.2 million due to a decrease in average rates on short-term borrowings from 4.37% in the three months ended September 30, 2007, to 2.13% in the three months ended September 30, 2008. The average interest rates decreased due to lower overall market rates of interest in the third quarter of 2008 compared to the same period in 2007. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease through the third quarter of 2008 as the FRB has decreased short-term interest rates. Interest expense on short-term borrowings increased $802,000 due to an increase in average balances from $174 million during the three months ended September 30, 2007, to $276 million during the three months ended

September 30, 2008. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility and increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, in September 2008, the Company entered into a structured repo borrowing agreement totaling $50 million which bears interest at a fixed rate unless LIBOR exceeds 2.81%. If LIBOR exceeds 2.81%, the borrowing costs decrease by a multiple of the difference between LIBOR and 2.81%. This rate adjusts quarterly.

Interest expense on short-term and structured repo borrowings decreased $3.3 million due to a decrease in average rates on short-term borrowings from 4.45% in the nine months ended September 30, 2007, to 2.33% in the nine months ended September 30, 2008. The average interest rates decreased due to lower overall market rates of interest in the first nine months of 2008 compared to the same period in 2007. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease through the first nine months of 2008 as the FRB has decreased short-term interest rates. Interest expense on short-term borrowings increased $2.0 million due to an increase in average balances from $168 million during the nine months ended September 30, 2007, to $244 million during the nine months ended September 30, 2008. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility and increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, in September 2008, the Company entered into a structured repo borrowing agreement totaling $50 million described above.

Interest expense on subordinated debentures issued to capital trust decreased $196,000 due to decreases in average rates from 6.83% in the three months ended September 30, 2007, to 4.32% in the three months ended September 30, 2008. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. Interest expense on subordinated debentures issued to capital trust increased $10,000 due to a slight increases in average balances from $30 million in the three months ended September 30, 2007, to $31 million in the three months ended September 30, 2008. In July 2007, the Company issued $5 million of new trust preferred debentures, increasing the amount of trust preferred debentures outstanding.

Interest expense on subordinated debentures issued to capital trust decreased $475,000 due to decreases in average rates from 6.86% in the nine months ended September 30, 2007, to 4.74% in the nine months ended September 30, 2008. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. Interest expense on subordinated debentures issued to capital trust increased $170,000 due to increases in average balances from $27 million in the nine months ended September 30, 2007, to $31 million in the nine months ended September 30, 2008. In July 2007, the Company issued $5 million of new trust preferred debentures, increasing the amount of trust preferred debentures outstanding.

Net Interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread increased 21 basis points, or 7.9%, from 2.66% during the three months ended September 30, 2007, to 2.87% during the three months ended September 30, 2008. Changes in the average interest rate spread included a 173 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 152 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 7 basis points, or 2.2%, from 3.20% during the three months ended September 30, 2007, to 3.13% during the three months ended September 30, 2008. In comparing the two periods, the yield on loans decreased 180 basis points while the yield on investment securities and other interest-earning assets decreased 14 basis points. The rate paid on deposits decreased 164 basis points, the rate paid on FHLBank advances decreased 118 basis points, the rate paid on short-term and structured repo borrowings decreased 224 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 251 basis points. The rate paid on deposits was affected by the amortization of the deposit broker origination fees discussed above.

The prime rate of interest averaged 8.18% during the three months ended September 30, 2007, compared to an average of 5.00% during the three months ended September 30, 2008. The prime rate began to decrease in the latter half of 2007 as the FRB began to lower short-term interest rates, and stood at 5.00% at September 30, 2008. A large percentage of the Bank's loans are indexed to the prime rate of interest, which resulted in decreased loan yields in 2008 compared to 2007.

Interest rates paid on deposits, FHLBank advances, short-term borrowings and subordinated debentures were significantly lower in the three months ended September 30, 2008 compared to the 2007 period. Interest costs on these liabilities began to decrease in the latter half of 2007 and throughout the first nine months of 2008 as a result of declining short-term market interest rates, primarily due to decreases by the FRB. The Company continues to utilize (although currently to a significantly lesser degree) interest rate swaps and FHLBank advances that reprice frequently to manage overall interest rate risk. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate swaps.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread increased 20 basis points, or 7.4%, from 2.70% during the three months ended September 30, 2007, to 2.90% during the three months ended September 30, 2008. The increase was due to a 171 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 152 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 8 basis points, or 2.5%, from 3.23% during the three months ended September 30, 2007, to 3.15% during the three months ended September 30, 2008. In comparing the two periods, the yield on loans decreased 180 basis points while the yield on investment securities and other interest-earning assets decreased 14 basis points. The rate paid on deposits decreased 162 basis points, the rate paid on FHLBank advances decreased 118 basis points, the rate paid on short-term and structured repo borrowings decreased 224 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 251 basis points.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread increased 6 basis points from 2.74% during the nine months ended September 30, 2007 to 2.80% during the nine months ended September 30, 2008. Changes in the average interest rate spread included a 139 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 133 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 19 basis points, or 5.8%, from 3.28% during the nine months ended September 30, 2007, to 3.09% during the nine months ended September 30, 2008. In comparing the two periods, the yield on loans decreased 161 basis points while the yield on investment securities and other interest-earning assets decreased 8 basis points. The rate paid on deposits decreased 128 basis points, the rate paid on FHLBank advances decreased 117 basis points, the rate paid on short-term and structured repo borrowings decreased 212 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 212 basis points. The rate paid on deposits was affected by the amortization of the deposit broker origination fees discussed above.

The prime rate of interest averaged 8.23% during the nine months ended September 30, 2007, compared to an average of 5.44% during the nine months ended September 30, 2008. The prime rate began to decrease in the latter half of 2007 as the FRB began to lower short-term interest rates, and stood at 5.00% at September 30, 2008. A large percentage of the Bank's loans are indexed to the prime rate of interest, which resulted in decreased loan yields in 2008 compared to 2007.

Excluding the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, the Company's overall average interest rate spread increased 17 basis points, or 6.1%, from 2.78% during the nine months ended September 30, 2007, to 2.95% during the nine months ended September 30, 2008. The increase was due to a 150 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 133 basis point decrease in the weighted average yield received on interest-earning assets. The Company's overall net interest margin decreased 9 basis points, or 2.7%, from 3.32% during the nine months ended September 30, 2007, to 3.23% during the nine months ended September 30, 2008. In comparing the two periods, the yield on loans decreased 161 basis points while the yield on investment securities and other interest-earning assets decreased 8 basis points. The rate paid on deposits decreased 141 basis points, the rate paid on FHLBank advances decreased 117 basis points, the rate paid on short-term and structured repo borrowings decreased 212 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 212 basis points.

Non-GAAP Reconciliation

	(Dollars in thousands)

	Three Months Ended September 30,
	2008		2007
	$	%	$	%

Reported Net Interest Income/Margin	$18,367	3.13%	$17,932	3.20%
Amortization of deposit broker origination fees	139	.02	206	.03
Net interest income/margin excluding impact of hedge accounting entries	$18,506	3.15%	$18,138	3.23%

	Nine Months Ended September 30,
	2008		2007
	$	%	$	%

Reported Net Interest Income/Margin	$54,341	3.09%	$53,606	3.28%
Amortization of deposit broker origination fees	2,472	.14	649	.04
Net interest income/margin excluding impact of hedge accounting entries	$56,813	3.23%	$54,255	3.32%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $3.1 million from $1.4 million during the three months ended September 30, 2007 to $4.5 million during the three months ended September 30, 2008. The allowance for loan losses increased $2.2 million, or 7.8%, to $29.4 million at September 30, 2008 compared to $27.2 million at June 30, 2008. Net charge-offs were $2.4 million in the three months ended September 30, 2008 versus $1.9 million in the three months ended September 30, 2007. The increases in charge-offs and foreclosed assets were due to general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate. Four relationships were responsible for $1.2 million of the total charge-offs in the three months ended September 30, 2008.  Three of these relationships were transferred to non-performing loans, and the remaining one relationship was completely charged off.

The provision for loan losses increased $43.1 million from $4.1 million during the nine months ended September 30, 2007 to $47.2 million during the nine months ended September 30, 2008. The allowance for loan losses increased $3.9 million, or 15.4%, to $29.4 million at September 30, 2008 compared to $25.5 million at December 31, 2007. Net charge-offs were $43.3 million in the nine months ended September 30, 2008 versus $4.3 million in the nine months ended September 30, 2007. The increase in charge-offs for the nine months ended September 30, 2008, was due principally to the $35 million which was provided for and charged off in the quarter ended March 31, 2008, related to the Company's loans to the Arkansas-based bank holding company and related loans to individuals described in the Company's Quarterly Report on Form 10-Q for March 31, 2008. In addition, general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to increased provisions. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management has established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The Bank's allowance for loan losses as a percentage of total loans was 1.63%, 1.49% and 1.38% at September 30, 2008, June 30, 2008, and December 31, 2007, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions. If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.  The Company expects loan loss provisions, non-performing loans and foreclosed assets to remain elevated.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at September 30, 2008, were $66.0 million, up $10.1 million from December 31, 2007 and up $0.1 million from June 30, 2008. Non-performing assets as a percentage of total assets were 2.61% at September 30, 2008, compared to 2.30% at December 31, 2007, and 2.65% at June 30, 2008. Compared to December 31, 2007, non-performing loans decreased $2.3 million to $33.2 million while foreclosed assets increased $12.4 million to $32.8 million. Commercial real estate, construction and business loans comprised $30.1 million, or 91%, of the total $33.2 million of non-performing loans at September 30, 2008.

Non-performing Loans. Compared to December 31, 2007, non-performing loans decreased $2.3 million to $33.2 million. Increases in non-performing loans during the nine months ended September 30, 2008, were primarily due to the addition of eleven loan relationships to the Non-performing Loans category. Two of these relationships were subsequently transferred to foreclosed assets by September 30, 2008, one relationship was paid off by September 30, 2008, and eight of these relationships remain in the Non-performing Loans category:

•
A $1.7 million loan relationship, which was previously secured by a stock investment in a bank holding company, and is currently secured by anticipated tax refunds, interests in various business ventures and other collateral. A charge-off of approximately $5.1 million was recorded upon the transfer of the relationship to Non-Performing Loans. This relationship was described in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets – Subsequent Event Regarding Potential Problem Loans.” This relationship was reduced $1.0 million, to $687,000, during the third quarter of 2008 through receipt of a portion of the anticipated tax refunds. This relationship remains in the Non-Performing Loans category at September 30, 2008.  In November 2008, the Company received a payment from the borrower which reduced the outstanding balance of this relationship to $-0-.

•
A $1.7 million loan relationship, which involves a retail/office rehabilitation project in the St. Louis metropolitan area, was added to Non-Performing Loans in the first quarter of 2008. This relationship was transferred to foreclosed assets during the second quarter of 2008 and remains in foreclosed assets at September 30, 2008. A charge-off of approximately $1.0 million was recorded upon the transfer of the relationship to foreclosed assets. Renovations to the building are not complete. The Company will likely attempt to sell the building “as is” instead of completing the renovations.

•
A $2.7 million loan relationship, which is secured primarily by a motel in the State of Florida. This motel has operated for several years; however, it has been experiencing cash flow problems for a while, resulting in inconsistent payment performance. This relationship was described in the Company’s 2007 Annual Report on Form 10-K under “Potential Problem Loans.” The primary collateral was sold by the borrower during the third quarter of 2008. The Company received a principal reduction on the debt and financed the new owner.

•
A $2.3 million loan relationship, which is secured primarily by commercial land and acreage to be developed into commercial lots in Northwest Arkansas. This relationship was described in the Company’s March 31, 2008 Quarterly Report on Form 10-Q under “Potential Problem Loans.” This relationship remains in the Non-Performing Loans category at September 30, 2008.

•
A $1.2 million loan relationship, which is secured primarily by vacant commercial land and a duplex development in Northwest Arkansas. This relationship was described in the Company’s March 31, 2008 Quarterly Report on Form 10-Q under “Potential Problem Loans.” A charge-off of approximately $440,000 was recorded during the third quarter of 2008, reducing the relationship balance to $770,000. This relationship remains in the Non-Performing Loans category at September 30, 2008.

•
A $952,000 loan relationship, which was previously secured by a stock investment in a bank holding company, and is currently secured primarily by interests in various business ventures, agricultural ground, as well as other assets. A charge-off of approximately $1.5 million was recorded upon the transfer of the relationship to Non-Performing Loans. This relationship was described in the Company’s March 31, 2008 Quarterly Report on Form 10-Q under “Potential Problem Loans.” This relationship was reduced $180,000, to $772,000, during the third quarter of 2008 through receipt of payments from the borrower. This relationship remains in the Non-Performing Loans category at September 30, 2008.

•
A $900,000 loan relationship, which is secured primarily by completed houses used as rental properties in Springfield. The primary collateral was foreclosed during the third quarter of 2008. These houses were subsequently sold.

•
A $2.5 million loan relationship, which is secured primarily by an office and residential historic rehabilitation project in St. Louis. This relationship was charged down approximately $250,000 upon transfer to non-performing loans in the third quarter of 2008. This relationship remains in the Non-Performing Loans category at September 30, 2008.

•
A $3.0 million loan relationship, which is secured primarily by a condominium development in Kansas City. Some sales occurred during 2007, with the outstanding balance decreasing $1.9 million in 2007. However, no sales have occurred in 2008. This relationship was charged down approximately $285,000 upon transfer to non-performing loans in the third quarter of 2008. This relationship remains in the Non-Performing Loans category at September 30, 2008.

•
A $1.9 million loan relationship, which is secured primarily by a residential subdivision development and developed lots in various subdivisions in Springfield, Mo. This relationship remains in the Non-Performing Loans category at September 30, 2008.

•
A $1.2 million loan relationship, which is primarily secured by lots, houses and duplexes for resale in the Joplin, Mo., area. This relationship remains in the Non-Performing Loans category at September 30, 2008.

Decreases in non-performing loans during the nine months ended September 30, 2008, were:

•
A $4.4 million loan relationship, which involves an office and retail historic rehabilitation development in southeast Missouri, was transferred to foreclosed assets during the second quarter of 2008.  This relationship was described more fully in the Company's 2007 Annual Report on Form 10-K under "Non-performing Assets."  The carrying balance of the asset was reduced as a result of a $500,000 payment made by an investor in this project.  This building is primarily leased to a government entity and the lease revenue, which the Company receives, provides a positive cash flow to the project.  This asset is now carried in foreclosed assets at a book value of $3.9 million. While this asset is included in the Company’s Non-Performing Asset totals and ratios, the Company does not consider it to be a “Substandard Asset” as it produces a market return on the amount invested.

•
A $1.2 million loan relationship, which involves an office and retail historic rehabilitation development in southwest Missouri, was transferred to foreclosed assets during the second quarter of 2008.  This relationship was described more fully in the Company's 2007 Annual Report on Form 10-K under "Non-performing Assets."  The carrying balance of the asset was reduced as a result of a $50,000 payment made by an investor in this project and a charge-off of $100,000 at the time of foreclosure.  This building is partially leased to a government entity and the lease revenue, which the Company receives, provides some cash flow to the project.  This asset is now carried in foreclosed assets at a book value of $940,000. The Company has entered into a contract to sell the property and recorded a write-down on the asset of $110,000 in September 2008 in anticipation of the sale.

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

•
A portion of the primary collateral underlying a $2.6 million loan relationship, the borrowers’ interest in a publicly regulated entity, was sold by the borrower during the third quarter of 2008. The borrower sold a two-thirds interest in the entity and the new owner assumed the debt to the Company.

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

•
A $1.3 million loan relationship, which involves a restaurant building in Northwest Arkansas, was foreclosed upon during the second quarter of 2008. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.” The Company is currently negotiating with an interested buyer to sell this property.

•
A $1.3 million loan relationship, which involves several completed houses in the Branson, Mo., area, was foreclosed upon during the second quarter of 2008. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”  At September 30, 2008, this relationship was recorded in foreclosed assets at $1.1 million after a $200,000 write-down in the second quarter of 2008. The Company has a portion of the properties under contract to sell which will reduce the relationship balance by $219,000.

At September 30, 2008, six loan relationships in excess of $1 million accounted for $20.0 million of the total non-performing loan balance of $33.2 million. In addition to the five relationships in excess of $1 million noted above, one other significant loan relationship was included in Non-performing Loans at December 31, 2007, and remained there at September 30, 2008. This relationship is described below:

•
A $9.2 million loan relationship, which is secured by a condominium and retail historic rehabilitation development in St. Louis. The original relationship has been reduced through the receipt of a portion of the Federal and State historic tax credits expected to be received by the Company in 2008. Upon receipt of additional Federal and State tax credits, the Company expects to reduce the balance of this relationship to approximately $5.0 million, the value of which is substantiated by a recent appraisal. In October 2008, the balance outstanding was reduced $1.4 million due to receipt of Tax Increment Financing funds. The Company expects to remove this relationship from loans and hold it as a real estate asset once the tax credit process is completed. To date, five of the ten residential units are leased. The retail space is not leased at this time. This relationship was described more fully in the Company’s 2007 Annual Report on Form 10-K under “Non-performing Assets.”

Foreclosed Assets. Of the total $32.8 million of foreclosed assets at September 30, 2008, foreclosed real estate totaled $32.4 million and repossessed automobiles, boats and other personal property totaled $405,000. Foreclosed assets increased $12.4 million during the nine months ended September 30, 2008, from $20.4 million at December 31, 2007, to $32.8 million at September 30, 2008. During the nine months ended September 30, 2008, foreclosed assets increased primarily due to the addition of eight significant relationships (five of which remain in foreclosed assets) to the foreclosed assets category and the addition of several smaller relationships that involve houses which are completed and for sale or under construction, as well as developed subdivision lots, partially offset by the sale of similar houses and subdivision lots. Partially offsetting these additions to foreclosed assets, the Company sold a motel located in the State of Illinois. This relationship totaled $2.6 million. The eight relationships added to foreclosed assets were described above in “Non-Performing Loans.”

At September 30, 2008, ten separate relationships in excess of $1 million comprise $22.1 million, or 67%, of the total foreclosed assets balance. In addition to the five relationships described above which remain in foreclosed assets at September 30, 2008, the other five relationships include:

•
A $3.4 million asset relationship, discussed in previous filings as a $4.2 million relationship, which involves two residential developments in the Kansas City, Mo., metropolitan area. The Company recorded a write-down on this relationship of $0.8 million through expenses on foreclosed assets in the third quarter of 2008. These two subdivisions are primarily comprised of developed lots with some additional undeveloped ground. The Company has marketed these projects and has seen some recent interest by prospective purchasers. One of the subdivisions is now under contract to sell which will reduce the relationship balance by $1.3 million.

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

•
A $3.0 million asset relationship, which involves residential developments in Northwest Arkansas. One of the developments is comprised of completed houses and additional lots. The second development is comprised of completed duplexes and triplexes. A few sales of single-family houses have occurred and the remaining properties are being marketed for sale. The Company has a portion of the properties under contract to sell which will reduce the relationship balance by $375,000.

•	A $1.8 million asset relationship, which involves a residence and commercial building in the Lake of the Ozarks, Mo., area. The Company is marketing these properties for sale.

•
A $1.5 million relationship, which involves residential developments, primarily residential lots in three different subdivisions and undeveloped ground, in the Branson, Mo., area. The Company is marketing these properties for sale.

Potential Problem Loans. Potential problem loans decreased $14.3 million during the nine months ended September 30, 2008, from $30.4 million at December 31, 2007, to $16.1 million at September 30, 2008. Potential problem loans are loans which management has identified as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets. During the nine months ended September 30, 2008, Potential Problem Loans increased primarily due to the addition of five unrelated relationships totaling $9.2 million to the Potential Problem Loans category. These five additional relationships include: a $3.0 million office and residential historic rehabilitation project in St. Louis (subsequently moved to Non-Performing Loans category at $2.5 million); a $2.5 million relationship primarily secured by an office building and vacant land to be used for commercial development in Springfield, Mo. (described below); a $1.2 million relationship primarily secured by eight single-family houses which were constructed for sale in Northwest Arkansas (described below); a $1.3 million relationship primarily secured by lots, houses and duplexes for resale in the Joplin, Mo., area (subsequently moved to Non-Performing Loans category); and a $1.2 million relationship primarily secured by subdivision lots and houses for resale in Joplin (subsequently reduced to less than $1 million). Decreases in Potential Problem Loans resulted from charge-offs totaling $2.6 million and the transfer of various relationships described above to foreclosed assets and non-performing loans. In addition, one $4.6 million relationship was removed from the Potential Problem Loans category and returned to performing status due to an ownership change in the project, which added equity to the project as well as additional guarantor support, and a reduction of $562,000 from the sale of a portion of the collateral.

At September 30, 2008, five significant relationships accounted for $10.3 million of the potential problem loan total of $16.1 million. These five relationships include:

•
The first loan relationship totaled $2.5 million and consists of an office building and vacant land to be used for commercial development in the Springfield, Mo. area.  The borrower has additional income producing properties that provide some excess cash flow to support these projects at this time.

•
The second loan relationship totaled $1.2 million and is primarily secured by eight single-family houses which were constructed for sale in Northwest Arkansas. The borrower had constructed and sold several homes in the subdivision, but sales have now slowed considerably and the borrower is experiencing significant difficulty in complying with current repayment terms.

•
The third loan relationship totaled $1.5 million. The relationship is secured primarily by a retail center, developed and undeveloped residential subdivisions, and single-family houses in the Springfield, Missouri, area. The single-family houses are leased and provide some cash flow for the loans.

•
The fourth loan relationship consists of a retail center, improved commercial land and other collateral in the states of Georgia and Texas totaling $3.3 million. During the first quarter of 2008, performance on the relationship improved and the Company obtained additional collateral; however, the Company still considers this relationship as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms.

•
The fifth loan relationship totaled $1.9 million and consists of a residential subdivision development in Springfield, Mo. The site improvements are now essentially completed and the lot sales program has been restarted.

Non-interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2008 and 2007, total non-interest income decreased $5.8 million in the three months ended September 30, 2008 when compared to the three months ended September 30, 2007. Non-interest income for the third quarter of 2008 was $1.8 million compared with $7.6 million for the third quarter 2007. This decrease in non-interest income was primarily the result of the impairment write-down in value of the Company's investments in available-for-sale Fannie Mae and Freddie Mac perpetual preferred stock. This write-down totaled $5.3 million on a pre-tax basis. As previously reported in the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008, the Company's investments in Fannie Mae and Freddie Mac securities were included in securities available for sale at a cost of $4.0 million and $1.8 million, respectively. These securities have recently traded at 5 to 10 percent of par value and are currently not expected to pay dividends. It is unclear if or when the values of such investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment. The Company does not own any other equity securities issued by Fannie Mae or Freddie Mac.

Excluding the securities loss discussed above, non-interest income for the third quarter of 2008 was $7.1 million compared with $7.6 million for the third quarter of 2007, or a decrease of $491,000. Third quarter 2008 commission income from the Company's travel, insurance and investment divisions decreased $471,000, or 19.3%, compared to the same period in 2007. Part of this decrease was in the investment division as a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced. The Company's travel division also experienced a decrease in commission income. Customers are reducing their travel in light of current economic conditions. The net realized gains on loan sales increased $122,000, or 49.4%, in the third quarter of 2008 compared to the third quarter of 2007. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market. Income from charges on deposit accounts and fees from ATM and debit card usage increased $250,000, or 6.5%, in the three months ended September 30, 2008 compared to the same period in 2007. Late charges and other fees on loans decreased $111,000 in the three months ended September 30, 2008 compared to the same period in 2007. Non-interest income was also lower due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $32,000 in the three months ended September 30, 2008, and an increase of $157,000 in the three months ended September 30, 2007.

Including the securities loss discussed above, non-interest income for the nine months ended September 30, 2008 was $21.8 million compared with $22.5 million for the same period in 2007, or a decrease of $667,000. Excluding the securities loss discussed above, non-interest income for the first nine months of 2008 was $27.1 million compared with $22.5 million for the first nine months of 2007, or an increase of $4.6 million. A significant portion of this increase in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $5.3 million in the nine months ended September 30, 2008, and an increase of $843,000 in the nine months ended September 30, 2007. Excluding the effects of the interest rate swap-related entries and the securities loss, non-interest income was $21.8 million in the nine months ended September 30, 2008, compared to $21.7 million in the nine months ended September 30, 2007. Year-to-date September 30, 2008, commission income from the Company's travel, insurance and investment divisions decreased $629,000, or 8.2%, compared to the same period in 2007. This decrease was primarily in the investment division as a result of the alliance formed with Ameriprise Financial Services described above. The Company's travel division also experienced a decrease in commission income as discussed above. The net realized gains on loan sales increased $445,000, or 65.2%, in the nine months ended September 30, 2008, compared to the same period in 2007. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market. Income from charges on deposit accounts and fees from ATM and debit card usage increased $333,000, or 3.0%, in the nine months ended September 30, 2008, compared to the same period in 2007.

Non-interest Expense

Total non-interest expense increased $1.3 million, or 10.0%, from $13.3 million in the three months ended September 30, 2007, to $14.6 million in the three months ended September 30, 2008. The increase was primarily due to: (i) an increase of $1.7 million, or 1,394.4%, in expense on foreclosed assets; (ii) an increase of $230,000, or 80.7%, in legal and professional fees, primarily related to credit and foreclosure matters; and (iii) smaller increases and decreases in other non-interest expense areas, such as postage, occupancy, insurance, supplies and telephone. Partially offsetting these increases, salaries and employee benefits decreased $183,000, or 2.4%, and advertising expense decreased $108,000, or 30.4%.

Total non-interest expense increased $4.3 million, or 11.4%, from $38.0 million in the nine months ended September 30, 2007, to $42.3 million in the nine months ended September 30, 2008. The increase was primarily due to: (i) an increase of $2.2 million, or 803.3%, in expense on foreclosed assets; (ii) an increase of $369,000, or 42.6%, in legal and professional fees, primarily related to credit and foreclosure matters; (iii) an increase of $1.4 million, or 6.4%, in salaries and employee benefits; (iv) an increase of $678,000, or 68.9%, in insurance expense; (v) an increase of $368,000, or 6.3%, in occupancy and equipment expense; and (vi) smaller increases and decreases in other non-interest expense areas, such as postage, advertising, telephone and supplies.

In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007 and into 2008. The Company currently expects a similar expense in subsequent quarters and expects that the FDIC will increase premiums for all institutions sometime in the future to replenish the FDIC’s deposit insurance fund.

Due to increases in the level of foreclosed assets, foreclosure-related expenses in the third quarter of 2008 were higher than the comparable 2007 period by approximately $1.7 million. Similarly, foreclosure-related expenses increased $2.2 million in the nine months ended September 30, 2008, compared to the same period in 2007. In the three months ended September 30, 2008, the Company recorded write-downs totaling approximately $1.1 million on four unrelated foreclosed properties. Two of these properties are under contract to be sold.  The Company expects that expenses on foreclosed assets and expenses related to the credit resolution process will remain elevated.

In addition to the expense increases noted above, the Company's increase in non-interest expense in the first nine months of 2008 compared to the same period in 2007 related to the continued growth of the Company. Late in the first quarter of 2007, Great Southern completed its acquisition of a travel agency in St. Louis. In addition since June 2007, the Company opened banking centers in Springfield, Mo. and Branson, Mo. In the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, non-interest expenses increased $600,000 related to the ongoing operations of these entities.

The Company's efficiency ratio for the three months ended September 30, 2008, was 72.68% compared to 52.15% in the same quarter in 2007. The efficiency ratio in the third quarter 2008 and year-to-date was primarily negatively impacted by the investment write-down recorded by the Company. The third quarter 2008 efficiency ratio was also negatively impacted by increased expenses related to foreclosures. These efficiency ratios include the impact of the hedge accounting entries for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the third quarter of 2008 was 72.26% compared to 52.01% in the same period in 2007. The Company's ratio of non-interest expense to average assets decreased from 2.24% for the three months ended September 30, 2007, to 2.07% for the three months ended September 30, 2008, due to the Company's ongoing cost management efforts.

The Company's efficiency ratio for the nine months ended September 30, 2008, was 55.56% compared to 49.90% in the same period in 2007. The efficiency ratio in the nine months ended September 30, 2008, was negatively impacted by the investment write-down recorded by the Company. The 2008 period’s efficiency ratio was also negatively impacted by increased expenses related to foreclosures. These efficiency ratios include the impact of the hedge accounting entries for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the first nine months of 2008 was 57.69% compared to 50.14% in the same period in 2007. The Company's ratio of non-interest expense to average assets decreased from 2.16% for the nine months ended September 30, 2007, to 2.13% for the nine months ended September 30, 2008.

Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended September 30,
	2008			2007
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$14,650	$20,156	72.68%	$13,320	$25,542	52.15%
Amortization of deposit broker origination fees	--	139	(.50)	--	206	(.42)
Net change in fair value of interest rate swaps and related deposits	--	(22)	.08	--	(139)	.28
Efficiency ratio excluding impact of hedge accounting entries	$14,650	$20,273	72.26%	$13,320	$25,609	52.01%
* Net interest income plus non-interest income.

	Nine Months Ended September 30,
	2008			2007
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$42,324	$76,177	55.56%	$37,980	$76,109	49.90%
Amortization of deposit broker origination fees	--	2,472	(1.87)	--	649	(.43)
Net change in fair value of interest rate swaps and related deposits	--	(5,285)	4.00	--	(1,008)	.67
Efficiency ratio excluding impact of hedge accounting entries	$42,324	$73,364	57.69%	$37,980	$75,750	50.14%

* Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 18.1% and 32.7% for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, the Company's effective tax rate was lower than normal primarily due to the lower pre-tax income during this period. Provision for income taxes as a percentage of pre-tax income was 32.8% for the nine months ended September 30, 2007. The Company’s effective tax benefit rate was 40.1% for the nine months ended September 30, 2008. For future periods in 2008, the Company expects the effective tax rate to be in the range of 32-33% of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $647,000 and $990,000 for the three months ended September 30, 2008 and 2007, respectively. Fees included in interest income were $2.0 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2008	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	6.28%	$213,136	$3,389	6.33%	$182,645	$3,239	7.04%
Other residential	6.73	118,265	1,862	6.26	80,371	1,722	8.50
Commercial real estate	6.49	494,780	8,056	6.48	449,170	9,340	8.25
Construction	6.11	622,000	9,483	6.07	696,754	14,624	8.33
Commercial business	5.78	148,015	2,255	6.06	177,655	3,783	8.45
Other loans	7.58	187,446	3,067	6.51	153,184	2,932	7.59
Industrial revenue bonds(1)	6.40	52,204	880	6.71	58,021	996	6.81

Total loans receivable	6.42	1,835,846	28,992	6.28	1,797,800	36,636	8.08

Investment securities and other interest-earning assets(1)	4.84	498,037	6,032	4.82	427,076	5,340	4.96

Total interest-earning assets	6.05	2,333,883	35,024	5.97	2,224,876	41,976	7.49
Non-interest-earning assets:
Cash and cash equivalents		63,274			82,280
Other non-earning assets		72,829			53,502
Total assets		$2,469,986			$2,360,658

Interest-bearing liabilities:
Interest-bearing demand and savings	1.42	$436,129	1,646	1.50	$490,898	4,340	3.51
Time deposits	3.69	1,273,854	12,062	3.77	1,140,326	15,527	5.40
Total deposits	3.14	1,709,983	13,708	3.19	1,631,224	19,867	4.83
Short-term borrowings and structured repo	2.32	275,507	1,473	2.13	173,999	1,917	4.37
Subordinated debentures issued to capital trust	4.37	30,929	336	4.32	30,335	522	6.83
FHLB advances	3.63	122,969	1,140	3.69	141,552	1,738	4.87

Total interest-bearing liabilities	3.07	2,139,388	16,657	3.10	1,977,110	24,044	4.83
Non-interest-bearing liabilities:
Demand deposits		146,983			167,290
Other liabilities		9,881			30,381
Total liabilities		2,296,252			2,174,781
Stockholders’ equity		173,734			185,877
Total liabilities and stockholders’ equity		$2,469,986			$2,360,658

Net interest income:
Interest rate spread	2.98%		$18,367	2.87%		$17,932	2.66%
Net interest margin*				3.13%			3.20%
Average interest-earning assets to average interest- bearing liabilities		109.1%			112.5%

_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $59.1 million and $70.4 million for the three months ended September 30, 2008 and 2007, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $29.9 million and $30.5 million for the three months ended September 30, 2008 and 2007, respectively. Interest income on tax-exempt assets included in this table was $1.4 million and $953,000 for the three months ended September 30, 2008 and 2007, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $629,000 for the three months ended September 30, 2008 and 2007, respectively.

	September 30, 2008	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	6.28%	$203,310	$9,937	6.53%	$177,431	$9,356	7.05%
Other residential	6.73	105,115	5,338	6.78	80,874	5,195	8.59
Commercial real estate	6.49	479,364	24,243	6.76	452,512	28,449	8.41
Construction	6.11	669,609	32,342	6.45	673,304	42,562	8.45
Commercial business	5.78	172,097	7,966	6.18	167,900	10,588	8.43
Other loans	7.58	175,519	8,822	6.71	148,732	8,445	7.59
Industrial revenue bonds(1)	6.40	53,780	2,745	6.82	56,502	2,882	6.82

Total loans receivable	6.42	1,858,794	91,393	6.57	1,757,255	107,477	8.18

Investment securities and other interest-earning assets(1)	4.84	491,339	17,635	4.79	430,378	15,661	4.87

Total interest-earning assets	6.05	2,350,133	109,028	6.20	2,187,633	123,138	7.53
Non-interest-earning assets:
Cash and cash equivalents		68,706			88,270
Other non-earning assets		72,449			47,974
Total assets		$2,491,288			$2,323,877

Interest-bearing liabilities:
Interest-bearing demand and savings	1.42	$516,734	7,119	1.84	$470,413	12,076	3.43
Time deposits	3.69	1,219,780	38,352	4.20	1,137,975	45,413	5.34
Total deposits	3.14	1,736,514	45,471	3.50	1,608,388	57,489	4.78
Short-term borrowings and structured repo	2.32	244,435	4,255	2.33	167,630	5,576	4.45
Subordinated debentures issued to capital trust	4.37	30,929	1,097	4.74	27,311	1,402	6.86
FHLB advances	3.63	137,245	3,864	3.76	137,274	5,065	4.93

Total interest-bearing liabilities	3.07	2,149,123	54,687	3.40	1,940,603	69,532	4.79
Non-interest-bearing liabilities:
Demand deposits		149,446			171,230
Other liabilities		10,671			28,146
Total liabilities		2,309,240			2,139,979
Stockholders’ equity		182,048			183,898
Total liabilities and stockholders’ equity		$2,491,288			$2,323,877

Net interest income:
Interest rate spread	2.98%		$54,341	2.80%		$53,606	2.74%
Net interest margin*				3.09%			3.28%
Average interest-earning assets to average interest- bearing liabilities		109.4%			112.7%

_______________________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $65.3 million and $68.6 million for the nine months ended September 30, 2008 and 2007, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $30.7 million and $29.8 million for the nine months ended September 30, 2008 and 2007, respectively. Interest income on tax-exempt assets included in this table was $3.8 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.4 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(8,386)	$742	$(7,644)
Investment securities and other interest-earning assets	(157)	849	692
Total interest-earning assets	(8,543)	1,591	(6,952)
Interest-bearing liabilities:
Demand deposits	(2,154)	(540)	(2,694)
Time deposits	(5,099)	1,634	(3,465)
Total deposits	(7,253)	1,094	(6,159)
Short-term borrowings and structured repo	(1,246)	802	(444)
Subordinated debentures issued to capital trust	(196)	10	(186)
FHLBank advances	(316)	(282)	(598)
Total interest-bearing liabilities	(9,011)	1,624	(7,387)
Net interest income	$468	$(33)	$435

	Nine Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(22,062)	$5,978	$(16,084)
Investment securities and other interest-earning assets	(231)	2,205	1,974
Total interest-earning assets	(22,293)	8,183	(14,110)
Interest-bearing liabilities:
Demand deposits	(6,056)	1,099	(4,957)
Time deposits	(10,172)	3,111	(7,061)
Total deposits	(16,228)	4,210	(12,018)
Short-term borrowings and structured repo	(3,288)	1,967	(1,321)
Subordinated debentures issued to capital trust	(475)	170	(305)
FHLBank advances	(1,200)	(1)	(1,201)
Total interest-bearing liabilities	(21,191)	6,346	(14,845)
Net interest income	$(1,102)	$1,837	$735

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2008, the Company had commitments of approximately $5.8 million to fund loan originations, $174.1 million of unused lines of credit and unadvanced loans, and $18.1 million of outstanding letters of credit.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

The Company's stockholders' equity was $168.8 million, or 6.7% of total assets of $2.53 billion at September 30, 2008, compared to equity of $189.9 million, or 7.8%, of total assets of $2.43 billion at December 31, 2007.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On September 30, 2008, the Bank's Tier 1 risk-based capital ratio was 10.26%, total risk-based capital ratio was 11.52% and the Tier 1 leverage ratio was 8.10%. As of September 30, 2008, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2008, the Company's Tier 1 risk-based capital ratio was 10.36%, total risk-based capital ratio was 11.61% and the leverage ratio was 8.18%. As of September 30, 2008, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

The Company's primary sources of funds are certificates of deposit, FHLBank advances, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds. At November 7, 2008, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$216.6 million
Federal Reserve Bank line	$217.1 million
Interest Bearing Deposits	$87.8 million
Unpledged Securities	$194.6 million

Statements of Cash Flows. During the nine months ended September 30, 2008 and 2007, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $37.3 million during the nine months ended September 30, 2008, and $18.8 million during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008 and 2007, investing activities used cash of $110.5 million and $173.1 million, respectively, primarily due to the net increase of loans and investment securities in each period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as stock repurchases and dividend payments to stockholders. Financing activities provided $115.7 million during the nine months ended September 30, 2008 and $142.1 million during the nine months ended September 30, 2007. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings, stock repurchases and dividend payments to stockholders.

Dividends. During the three months ended September 30, 2008, the Company declared a dividend of $0.18 per share (which was paid in October 2008), or over 100% of net income per diluted share for that three month period, and paid a dividend of $0.18 per share (which was declared in June 2008). During the three months ended September 30, 2007, the Company declared a dividend of $0.17 per share (which was paid in October 2007), or 31% of net income per diluted share for that three month period, and paid a dividend of $0.17 per share (which was declared in June 2007).

During the nine months ended September 30, 2008, the Company declared dividends of $0.54 per share and paid dividends of $0.54 per share, or over 100% of net income per diluted share for that nine month period. During the nine months ended September 30, 2007, the Company declared dividends of $0.50 per share, or 30% of net income per diluted share for that nine month period, and paid dividends of $0.49 per share.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2008, the Company did not repurchase any shares of its common stock and did not issue any shares of stock to cover stock option exercises. During the three months ended September 30, 2007, the Company repurchased 94,454 shares of its common stock at an average price of $25.39 per share and issued 19,386 shares of stock at an average price of $19.34 per share to cover stock option exercises.

During the nine months ended September 30, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and issued 1,972 shares of stock at an average price of $13.23 per share to cover stock option exercises.  During the nine months ended September 30, 2007, the Company repurchased 223,948 shares of its common stock at an average price of $26.95 per share and issued 51,534 shares of stock at an average price of $18.97 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of falling interest rates, a positive gap within shorter repricing periods would adversely affect net interest income, while a negative gap within shorter repricing periods would result in an increase in net interest income. During a period of rising interest rates, the opposite would be true. As of September 30, 2008, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is negative. Generally, a rate decrease by the FRB (which appears to be the current consensus environment for the FRB) would be expected to have an immediate adverse impact on Great Southern’s net interest income due to the large total balances of loans which adjust to the “prime interest rate” daily. As the Federal Funds rate is now very low, the adverse impact is currently largely mitigated by the Company’s interest rate floors on most of these daily-adjust loans. In addition, Great Southern has elected to leave its “Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” The Company believes that this slight adverse impact could be negated over the subsequent 60- to 120-day period as the Company’s interest rates on deposits, borrowings and interest rate swaps should also decrease proportionately to the changes by the FRB, assuming normal credit, liquidity and competitive pricing pressures. However, the operating environment has not been normal and interest cost for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures, therefore we expect the net interest margin will continue to be somewhat compressed.

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

The Company enters into interest-rate swap derivatives, primarily as an asset/liability management strategy in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $244,000 and $1.0 million of ineffectiveness was recorded in income in the non-interest income caption for the three and nine months ended September 30, 2008, respectively. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

At September 30, 2008, the Company had six SFAS No. 133 designated swaps with Lehman Brothers Special Financing, Inc. (“Lehman”). On September 15, 2008, Lehman filed for bankruptcy protection and hedge accounting was immediately terminated. The fair market value of the underlying hedged items (certificates of deposit) through September 15, 2008, is being amortized over the remaining life of the hedge period on a straight-line basis. The fair market value of the swaps as of September 15, 2008, included both assets and liabilities totaling a net asset of $235,000. These swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, volatilities and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. The Company has a netting agreement with Lehman and the collectability of the net asset is uncertain at this time. The Company has a valuation allowance of $235,000 on the asset as of September 30, 2008.

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

In addition to the disclosures previously made by the Company in the December 31, 2007, Annual Report on Form 10-K, the following table summarizes interest rate sensitivity information for the Company's interest rate derivatives at September 30, 2008.

	Fixed to	Average	Average
	Variable	Pay Rate	Receive Rate
Interest Rate Derivatives	(In Millions)
Interest Rate Swaps:
Expected Maturity Date
2008	$4.8	2.94%	3.75%
2011	4.6	2.72	4.00
2017	7.0	2.73	5.00
2019	21.2	2.76	5.30
Total Notional Amount	$37.6	2.77%	4.89%
Fair Value Adjustment Asset (Liability)	$(0.4)

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2008, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of

September 30, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below are updates and additions to the market risk information provided in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These updates and additions should be read in conjunction with the 2007 Form 10-K information.

Difficult market conditions and economic trends have adversely affected our industry and our business.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.  As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.   This increased government action may increase our costs and limit our ability to pursue certain business opportunities.  We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company.

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

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the United States Department of the Treasury, hereafter the Treasury Department, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program.  The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the troubled asset relief program capital purchase program.  Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions.  The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions.

EESA also increased Federal Deposit Insurance Corporation deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions have until December 5, 2008 to opt out of these two programs.  The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.

EESA, the troubled asset relief program and the Federal Deposit Insurance Corporation’s recent regulatory initiatives may not stabilize the U.S. banking system or financial markets.  If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Other than as set forth above, there have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the third quarter of 2008 is shown below.

		Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

	July 1, 2008 – July 31, 2008	---	$----	---	396,562
	August 1, 2008 - August 31, 2008	---	$----	---	396,562
	September 1, 2008 - September 30, 2008	---	$----	---	396,562
		---	$----	---
_______________________
(1)	Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

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

Great Southern Bancorp, Inc.
Registrant
Date: November 10, 2008	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2008	/s/ Rex A. Copeland
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