Form 10-K
period 2008-12-31
GREAT SOUTHERN BANCORP INC
filed 2009-03-16
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2008

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
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2008, computed by reference to the closing price of such shares on that date, was $81,582,321.  At March 13, 2009, 13,380,969 shares of the Registrant's common stock were outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	159
ITEM 9A.	CONTROLS AND PROCEDURES.	159
ITEM 9B.	OTHER INFORMATION.	163
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	163
ITEM 11.	EXECUTIVE COMPENSATION.	163
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	162
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	163
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	164
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	165`
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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2008, Bancorp's consolidated assets were $2.66 billion, consolidated net loans were $1.72 billion, consolidated deposits were $1.91 billion and consolidated total stockholders' equity was $234 million. The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 39 branches located in southwestern and central Missouri and the Kansas City, Missouri area. At December 31, 2008, the Bank had total assets of $2.66 billion, net loans of $1.72 billion, deposits of $1.97 billion and stockholders' equity of $203.9 million, or 7.7% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

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

Great Southern’s largest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 420,000, the Greater Springfield area is the third largest metropolitan area in Missouri. Employment in this area is diversified, including small and medium-sized manufacturing concerns, service industries, especially in the resort and leisure activities sectors, agriculture, the federal government, and a major state university along with other smaller universities and colleges. Springfield is also a regional health care center with two major hospitals that employ a total of more than 14,000 people. The unemployment rate in this area is, and has consistently been, below the national average.

Beyond the significant concentration of loans in the Greater Springfield market, the Bank’s loan portfolio is geographically diversified with various loan concentrations in several regional markets in Missouri, Kansas and

Northwest Arkansas. The portfolio diversification is due in part to the Company’s initiative during the last six years to open loan production offices (LPOs) in high growth markets within the region. In 2003, offices were opened in Overland Park, Kan., and Rogers, Ark, which serves the Kansas City metropolitan area and Northwest Arkansas region, respectively. In 2005, a LPO in Creve Coeur, Mo., was opened serving the St. Louis metropolitan area. Before opening the LPOs, Great Southern historically served commercial lending needs in the St. Louis, Kansas City, and Northwest Arkansas regions from its Springfield office. The Bank’s familiarity with these three markets, coupled with potential strong loan demand, led to physical expansion in these regions that allows Great Southern to more conveniently serve and expand client relationships and attract new business. Managed by seasoned commercial lenders who have personal experience and knowledge in their respective markets, the offices offer all Great Southern commercial lending services. Underwriting of all loan production in these regions is performed in Springfield, so credit decisions are consistent across all markets.

As of December 31, 2008, the Company’s total loan portfolio balance was $1.75 billion.  Geographically, the total loan portfolio consists of loans collateralized in the following regions (including loan balance and percentage of total loans): Springfield ($554 million, 31%); St. Louis ($227 million, 13%); Branson ($213 million, 12%); Northwest Arkansas ($154 million, 9%); Kansas City ($96 million, 6%); Central Missouri  ($63 million, 4%); other Missouri regions ($135 million, 9%), and other out-of-state ($310 million, 16%).

As noted above, Great Southern has historically served commercial real estate and construction needs in both the St. Louis and Kansas City markets. Concentrations of loans have increased in each of these markets with the establishment of LPOs. Both markets have diverse economies but are currently experiencing declines in economic activity. According to the March 5, 2009, Federal Reserve Beige Book, both markets continue to experience a slow-down in home sales and residential construction.  In St. Louis, commercial real estate markets have held relatively steady, but commercial and industrial construction activity has softened.  Kansas City is experiencing a decline in commercial real estate and construction activity.

The Company has a long history of lending in the Branson market. The region is a vacation and entertainment center, attracting tourists to its theme parks, resorts, music and novelty shows, and other recreational facilities.  In the mid-1990’s, the region experienced overbuilding in commercial and residential properties which created downward pressure on property values. In recent years, commercial real estate values have stabilized and residential real estate demand and values have shown improvement.  In 2007, a large retail and hotel/convention center development opened in Branson's historic downtown creating hundreds of jobs in the area.  In addition, several large national retailers have opened stores in Branson.  Branson did feel the effects of the economic downturn in 2008 with a decline in commercial and residential real estate activity.

The Northwest Arkansas region continues to be a center of economic activity and growth.  The region is home to the world’s largest retailer, Wal-Mart, Inc., the country’s largest poultry producer, Tyson Foods, Inc., and JB Hunt, one of the country’s largest trucking firms. While the area continues to experience growth, the region is currently experiencing significant effects of overbuilding in the commercial and residential sectors.

Lending Activities

General

From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations merged with larger institutions and changed their business practices or moved operations away from the local area, and others consolidated operations from the local area to larger cities. This has provided Great Southern expanded opportunity in the residential and commercial real estate lending areas as well as in the origination of commercial business and consumer loans, primarily in the indirect automobile area.

The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2008, the balance of participation loans purchased and held in portfolio was $24.3 million, or 1.3% of the total loan portfolio. None of these participation loans were non-performing at December 31, 2008.

One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Freddie Mac and Fannie Mae standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates. Depending on market conditions, the ongoing servicing of these loans is at times retained by Great Southern, but generally servicing is released to the purchaser of the loan. Great Southern retains substantially all of the adjustable-rate mortgage loans that it originates in its portfolio.  To date, Great Southern has not experienced problems selling these loans in the secondary market.

Another principal lending activity of Great Southern is the origination of commercial real estate and commercial construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounted for approximately 46% of the portfolio at December 31, 2008.

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

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$226,796	12.4%	$191,970	9.1%	$176,630	9.1%	$173,135	9.7%	$171,197	11.6%
Other residential (multi-family)	127,122	7.0	87,177	4.1	73,366	3.8	105,845	6.0	117,755	8.0
Commercial and industrial revenue bonds	536,963	29.4	532,797	25.3	529,046	27.4	553,195	31.2	526,776	35.6
Residential Construction:
One- to four-family	230,862	12.6	318,131	15.1	347,287	18.0	246,912	13.9	160,161	10.8
Other residential	64,903	3.6	83,720	4.0	69,077	3.6	72,262	4.1	40,587	2.7
Commercial construction	309,200	16.9	517,208	24.6	443,286	22.9	382,651	21.6	230,103	15.5

Total real estate loans	1,495,846	81.9	1,731,003	82.2	1,638,692	84.8	1,534,000	86.5	1,246,579	84.2

Other Loans:
Consumer loans:
Guaranteed student loans	7,066	.4	3,342	.2	3,592	.2	3,345	.2	2,976	.2
Automobile, boat, etc.	132,344	7.2	112,984	5.4	96,242	5.0	84,092	4.7	80,517	5.4
Home equity and improvement	50,672	2.8	44,287	2.1	42,824	2.2	48,992	2.8	45,703	3.1
Other	1,315	.1	4,161	.2	2,152	.1	1,371	.1	1,318	.1

Total consumer loans	191,397	10.5	164,774	7.9	144,810	7.5	137,800	7.8	130,514	8.8
Other commercial loans	139,592	7.6	207,059	9.9	149,593	7.7	102,034	5.7	103,635	7.0

Total other loans	330,989	18.1	371,833	17.8	294,403	15.2	239,834	13.5	234,149	15.8

Total loans	1,826,835	100.0%	2,102,836	100.0%	1,933,095	100.0%	1,773,834	100.0%	1,480,728	100.0%

Less:
Loans in process	73,855		254,562		229,794		233,213		121,677
Deferred fees and discounts	2,126		2,704		2,425		1,902		1,054
Allowance for loan losses	29,163		25,459		26,258		24,549		23,489

Total loans receivable, net	$1,721,691		$1,820,111		$1,674,618		$1,514,170		$1,334,508

The following table shows the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$71,990	3.9%	$48,790	2.3%	$33,378	1.7%	$22,269	1.3%	$25,266	1.7%
Other residential	44,436	2.4	34,798	1.7	31,575	1.6	38,473	2.2	65,646	4.4
Commercial	185,631	10.2	158,223	7.5	117,701	6.1	130,316	7.3	110,414	7.5
Residential construction:
One- to four- family	22,054	1.2	17,872	.8	9,740	.5	18,224	1.0	83,306	5.6
Other residential	7,977	.5	4,040	.2	10,946	.6	16,166	.9	11,880	.8
Commercial construction	22,897	1.3	12,483	.6	8,495	.4	13,980	.8	24,391	1.7

Total real estate loans	354,985	19.5	276,206	13.1	211,835	10.9	239,428	13.5	320,903	21.7
Consumer loans	142,848	7.8	123,232	5.9	104,789	5.4	91,639	5.2	87,868	5.9
Other commercial loans	27,653	1.5	33,903	1.6	26,173	1.4	20,374	1.1	36,660	2.5

Total fixed-rate loans	525,486	28.8	433,341	20.6	342,797	17.7	351,441	19.8	445,431	30.1

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	154,806	8.5	143,180	6.8	143,252	7.4	150,866	8.5	145,931	9.9
Other residential	82,686	4.6	52,379	2.5	41,791	2.2	67,372	3.8	52,109	3.5
Commercial	351,332	19.2	374,574	17.8	411,346	21.3	422,879	23.8	416,362	28.1
Residential construction:
One- to four-family	208,808	11.4	300,259	14.3	337,547	17.4	228,688	12.9	76,855	5.2
Other residential	56,926	3.1	79,680	3.8	58,131	3.0	56,096	3.2	28,707	1.9
Commercial construction	286,303	15.6	504,725	24.0	434,791	22.5	368,671	20.8	205,712	13.9

Total real estate loans	1,140,861	62.4	1,454,797	69.2	1,426,858	73.8	1,294,572	73.0	925,676	62.5
Consumer loans	48,549	2.7	41,542	2.0	40,020	2.1	46,161	2.6	42,646	2.9
Other commercial loans	111,939	6.1	173,156	8.2	123,420	6.4	81,660	4.6	66,975	4.5

Total adjustable-rate loans	1,301,349	71.2	1,669,495	79.4	1,590,298	82.3	1,422,393	80.2	1,035,297	69.9

Total loans	1,826,835	100.0%	2,102,836	100.0%	1,933,095	100.0%	1,773,834	100.0%	1,480,728	100.0%
Less:
Loans in process	73,855		254,562		229,794		233,213		121,677
Deferred fees and discounts	2,126		2,704		2,425		1,902		1,054
Allowance for loan losses	29,163		25,459		26,258		24,549		23,489

Total loans receivable, net	$1,721,691		$1,820,111		$1,674,618		$1,514,170		$1,334,508

The following table presents the contractual maturities of loans at December 31, 2008. The table is based on information prepared in accordance with generally accepted accounting principles.

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$54,731	$33,287	$138,778	$226,796
Other residential	70,008	40,841	16,273	127,122
Commercial	161,686	265,051	110,226	536,963
Residential construction:
One- to four- family	178,329	44,155	8,378	230,862
Other residential	44,084	17,888	2,931	64,903
Commercial construction	243,803	54,468	10,929	309,200
Total real estate loans	752,641	455,690	287,515	1,495,846
Other Loans:
Consumer loans:
Guaranteed student loans	7,066	---	---	7,066
Automobile	18,835	41,674	71,835	132,344
Home equity and improvement	3,910	15,450	31,312	50,672
Other	1,315	---	---	1,315
Total consumer loans	31,126	57,124	103,147	191,397
Other commercial loans	73,235	39,192	27,165	139,592
Total other loans	104,361	96,316	130,312	330,989
Total loans	$857,002	$552,006	$417,827	$1,826,835

As of December 31, 2008, loans due after December 31, 2009 with fixed interest rates totaled $397.6 million and loans due after December 31, 2009 with adjustable rates totaled $572.2 million.

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

    Residential Real Estate Lending

At December 31, 2008 and 2007, loans secured by residential real estate, excluding that which is under construction, totaled $354 million and $279 million, respectively, and represented approximately 19.4% and 13.2%, respectively, of the Bank's total loan portfolio. Compared to historical levels, market rates for fixed rate mortgages were low during the years ended December 31, 2003 and 2004. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans primarily during 2003 and the early portion of 2004, most of which were sold in the secondary market, and accounted for the decline in the Bank's one- to four-family residential real estate loan portfolio prior to 2004. As rates began to move up in 2004 through 2007, fewer loans were refinanced and paid off early. In addition, in some instances borrowers opted for adjustable-rate loans which the Bank generally retains in its portfolio. The Bank's one- to four-family residential real estate loan portfolio increased significantly in 2008 as interest rates were falling and the Bank originated more adjustable-rate loans which it retained. Other residential real estate loan balances decreased in 2005 and 2006, primarily as a result of loans secured by apartments and other multi-family units being refinanced elsewhere. Other residential real estate loan balances increased somewhat in 2007 and more significantly in 2008, as there was less competition to finance these projects by non-bank entities.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Many of these loans experienced upward interest rate adjustments in 2006 and 2007; however, the indices used by Great Southern for these types of loans decreased in 2008. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate. The Bank had not experienced a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions in recent years.  However, in 2008 delinquencies on mortgage loans increased.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980's. Great Southern does commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Given the current state of the U. S. economy and real estate markets, Great Southern expects to generally maintain the current percentage of commercial real estate loans in its total loan portfolio subject to commercial real estate and other market conditions and to applicable regulatory restrictions. Great Southern has seen a significant decrease in its commercial construction loan portfolio since December 31, 2007. This trend is expected to continue throughout 2009. See "Government Supervision and Regulation" below.

At December 31, 2008 and 2007 loans secured by commercial real estate (excluding that which is under construction) totaled $537 million and $533 million, respectively, or approximately 29.4% and 25.3%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2008 and 2007, construction loans secured by projects under construction and the land on which the projects are located aggregated $605 million and $919 million, respectively, or 33.1% and 43.7%, respectively, of the Bank's total loan portfolio. The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

The Bank's commercial real estate, construction and other residential loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2008. These collateral types represent the six highest percentage concentrations of commercial real estate, construction and other residential loan types to the total loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2008
	(Dollars in thousands)

Apartments	$164,711	9.0%	$ 817
Health Care Facilities	$159,757	8.8%	$ 0
Retail (Varied Projects)	$121,930	6.7%	$1,709
Motels/Hotels	$119,627	6.6%	$ 248
Subdivisions	$110,462	6.1%	$1,401
Condominiums	$ 89,693	4.9%	$8,203

The Bank's commercial real estate loans and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2008, this limit was approximately $56.5 million. See "Government Supervision and Regulation." At December 31, 2008, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2008, the Bank's largest relationship for purposes of this limit totaled $35.5 million. All loans included in this relationship were current at December 31, 2008.

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

Other Commercial Lending

At December 31, 2008 and 2007, respectively, Great Southern had $140 million and $207 million in other commercial loans outstanding, or 7.6% and 9.9%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2008, Great Southern had 105 letters of credit outstanding in the aggregate amount of $16.3 million. Approximately 79% of the aggregate amount of these letters of credit were secured, including one $4.6 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds.

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

    Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans totaled $191 million and $165 million at December 31, 2008 and 2007, respectively, or 10.5% and 7.9%, respectively, of the Bank's total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. While the  Bank's initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including boats and manufactured homes.  At December 31, 2008 and 2007, the Bank had $129.6 million and $104.5 million, respectively, of indirect auto, boat, modular home and recreational vehicle loans in its portfolio.

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

Originations, Purchases, Sales and Servicing of Loans

The Bank originates loans through internal loan production personnel located in the Bank's main and branch offices, as well as loan production offices. Walk-in customers and referrals from existing customers of the Company are also important sources of loan originations.

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

A number of banks, both locally and regionally, are seeking diversification of risk in their portfolios. In order to take advantage of this situation, beginning in 1998, Great Southern increased the number and amount of participations purchased in commercial real estate and commercial construction loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. The Bank purchased $7.4 million of these loans in the fiscal year ended December 31, 2008 and $1.6 million in the fiscal year ended December 31, 2007. Of the total $24.3 million of purchased participation loans outstanding at December 31, 2008, $9.5 million was purchased from one institution, secured by one property located in Texas. None of these loans were non-performing at December 31, 2008.

There have been no whole loan purchases by the Bank in the last five years. At December 31, 2008 and 2007, approximately $155,000, or 0.01%, and $193,000, or 0.01%, respectively, of the Bank's total loan portfolio consisted of purchased whole loans.

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

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $93.5 million, $76.2 million and $71.1 million during fiscal 2008, 2007 and 2006, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

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

The Bank sold guaranteed student loans in aggregate amounts of $0.6 million, $3.0 million and $2.3 million during fiscal 2008, 2007 and 2006, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2008, 2007 and 2006 were $1.4 million, $1.0 million and $944,000, respectively. Of these amounts, $11,000, $53,000 and $40,000, respectively, were gains from the sale of guaranteed student loans and $1.4 million, $984,000 and $904,000, respectively, were gains from the sale of fixed-rate residential loans.

Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $87.1 million and $66.0 million at December 31, 2008 and 2007, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2008, 2007 and 2006, of $52,000, $50,000 and $44,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.0 million, $1.2 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Loan origination fees, net of related costs, are accounted for in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2008.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	99	$8,166	33%
Other residential	3	1,624	7
Commercial	6	2,371	10
Construction or development	17	8,360	34
Consumer and overdrafts	907	3,780	16
Other commercial	4	62	---
Total	1,036	$24,363	100%

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness, are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2008, per the Bank's internal asset classification list. There were no significant off- balance sheet items classified at December 31, 2008.

Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(Dollars in thousands)

Investment securities	$ ---	$---	$ ---	$ ---	$ ---
Loans	50,776	---	---	50,776	29,163
Foreclosed assets	27,752	---	---	27,752	---
Total	$78,528	$---	$ ---	$78,528	$29,163

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

	December 31,
	2008		2007		2006	2005	2004
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$3,635		$4,836		$1,627	$1,500	$1,382
One- to four-family construction	2,187		1,767		3,931	2,103	---
Other residential	9,344	(1)	561		---	---	---
Commercial real estate	2,480		9,145		6,247	8,368	2,016
Other commercial	1,220		5,923		4,843	2,123	302
Commercial construction	13,703	(2)	12,935	(1)	2,968	1,049	388
Consumer	315		112		186	237	271

Total gross non-accruing loans	32,884		35,279		19,802	15,380	4,359

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	---		38		---	640	---
Commercial real estate	---		---		59	---	---
Other commercial	---		34		---	---	---
Commercial construction	---		---		121	---	---
Consumer	318		124		261	190	120
Total loans over 90 days delinquent still accruing interest	318		196		441	830	120

Other impaired loans	---		---		---	---	---

Total gross non-performing loans	33,202		35,475		20,243	16,210	4,479

Foreclosed assets:
One- to four-family residential	4,810		742		80	---	195
One- to four-family construction	3,148		7,701		400	2	431
Other residential	---		---		3,190	---	---
Commercial real estate	6,905		5,130		825	76	564
Commercial construction	17,050		6,416		2	---	242

Total foreclosed assets	31,913		19,989		4,497	78	1,432

Repossessions	746		410		271	517	603

Total gross non-performing assets	$65,861		$55,874		$25,011	$16,805	$6,514
Total gross non-performing assets as a percentage of average total assets	2.61%		2.39%		1.15%	0.85%	0.38%
________________________
(1)
One relationship is $10.3 million of this total at December 31, 2007. The project was completed in the first quarter of 2008 and was reclassified from “construction” to “other residential.” The outstanding balance of the relationship was reduced to $6.1 million at December 31, 2008. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-performing Assets."

(2)	One relationship is $8.3 million of this total at December 31, 2008. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-performing Assets."

Gross impaired loans totaled $34.3 million at December 31, 2008 and $35.5 million at December 31, 2007. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

For the year ended December 31, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.9 million. The amount that was included in interest income on these loans was $1.1 million for the year ended December 31, 2008. For the year ended December 31, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.7 million. The amount that was included in interest income on these loans was $1.1 million for the year ended December 31, 2007.

The level of commercial real estate non-performing assets is primarily attributable to the Bank's commercial and residential construction, commercial business, commercial real estate, multi-family residential and one- to four-family residential lending activities. Commercial activities generally involve significantly greater credit risks than single-family residential lending. For a discussion of significant non-performing assets and potential problem loans, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Senior management reviews these conditions weekly in discussions with our credit officers. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the unallocated allowance associated with our portfolios of mortgage, consumer, commercial and construction loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

At December 31, 2008 and 2007, Great Southern had an allowance for losses on loans of $29.2 million and $25.5 million, respectively, of which $7.0 million and $9.6 million, respectively, had been allocated as an allowance for specific loans, including $3.7 million and $6.0 million, respectively, allocated for impaired loans. The allowance and the activity within the allowance during 2008 are discussed further in Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
One- to four-family residential and construction	$11,942	25.1%	$6,042	26.2%	$2,029	27.1%	$1,679	23.7%	$2,019	23.1%
Other residential and construction	2,667	10.5	1,929	8.1	1,436	7.4	2,084	10.0	1,030	11.0
Commercial real estate	4,049	29.4	2,257	22.4	9,363	27.4	9,331	31.2	8,984	33.5
Commercial construction	6,371	16.9	10,266	22.7	9,189	22.9	7,563	21.6	8,843	16.1
Other commercial	1,897	7.6	2,736	12.8	2,150	7.7	2,081	5.7	894	7.2
Consumer and overdrafts	2,237	10.5	2,229	7.8	2,091	7.5	1,811	7.8	1,719	9.1
Total	$29,163	100.0%	$25,459	100.0%	$26,258	100.0%	$24,549	100.0%	$23,489	100.0%

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$25,459	$26,258	$24,549	$23,489	$20,844
Charge-offs:
One- to four-family residential	1,278	413	164	215	241
Other residential	342	---	96	---	---
Commercial real estate	886	1,122	310	163	70
Construction	7,501	3,564	1,618	570	36
Consumer, overdrafts and other loans	4,111	3,568	3,729	3,345	3,510
Other commercial	38,909	202	324	963	1,123

Total charge-offs	53,027	8,869	6,241	5,256	4,980

Recoveries:
One- to four-family residential	111	24	59	16	265
Other residential	---	16	1	---	3
Commercial real estate	164	40	27	48	92
Construction	334	183	41	7	6
Consumer, overdrafts and other loans	2,279	2,132	2,290	2,109	2,138
Other commercial	1,643	200	82	111	321

Total recoveries	4,531	2,595	2,500	2,291	2,825

Net charge-offs	48,496	6,274	3,741	2,965	2,155
Provision for losses on loans	52,200	5,475	5,450	4,025	4,800

Balance at end of period	$29,163	$25,459	$26,258	$24,549	$23,489
Ratio of net charge-offs to average loans Outstanding	2.63%	0.35%	0.23%	0.20%	0.17%

Investment Activities

Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2008 and 2007, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae and FHLBank.

As of December 31, 2008 and 2007, the Bank held approximately $1.4 million and $1.4 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $1.4 million and $1.5 million, respectively. In addition, as of December 31, 2008 and 2007, the Company held approximately $647.7 million and $425.0 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The amortized cost and approximate fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$34,968	$32		$244	$34,756
Collateralized mortgage obligations	73,976	585		2,647	71,914
Mortgage-backed securities	480,349	6,029		1,182	485,196
Corporate bonds	1,500	---		295	1,205
States and political subdivisions	55,545	107		2,549	53,103
Equity securities	1,552	---		48	1,504

Total available-for-sale securities	$647,890	$6,753		$6,965	$647,678

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360	$62	$	---	$1,422

Total held-to-maturity securities	$1,360	$62	$	---	$1,422

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$126,117	$53		$375	$125,795
Collateralized mortgage obligations	39,769	214		654	39,329
Mortgage-backed securities	183,023	1,030		916	183,137
Corporate bonds	1,501	---		25	1,476
States and political subdivisions	62,572	533		453	62,652
Equity securities	12,874	4		239	12,639
Total available-for-sale securities	$425,856	$1,834		$2,662	$425,028
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,420	$88	$	---	$1,508

Total held-to-maturity securities	$1,420	$88	$	---	$1,508

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Approximate Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$59,494	$	---		$798	$58,696
Collateralized mortgage obligations	30,536		1		453	30,084
Mortgage-backed securities	191,282		221		3,027	188,476
Corporate bonds	3,355		101		---	3,456
States and political subdivisions	51,128		870		31	51,967
Equity securities	11,196		317		---	11,513

Total available-for-sale securities	$346,991		$1,510		$4,309	$344,192

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,470		$99	$	---	$1,569

Total held-to-maturity securities	$1,470		$99	$	---	$1,569

Additional details of the Company's collateralized mortgage obligations and mortgage-backed securities at December 31, 2008, are described as follows:

	December 31, 2008
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collaterialized Mortgage Obligations
FHLMC Fixed	$12,691	$403	$113	$12,981
GNMA Fixed	48,817	182	—	48,999
Total Agency	61,508	585	113	61,980

Nonagency	12,468	—	2,534	9,934

Total all bonds	$73,976	$585	$2,647	$71,914

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage-backed securities:
FHLMC Fixed	$53,137	$1,279	$5	$54,411
FHLMC Hybrid ARM	188,545	1,559	369	189,735
Total FHLMC	241,682	2,838	374	244,146

FNMA Fixed	40,141	1,561	—	41,702
FNMA Hybrid ARM	175,410	1,583	616	176,378
Total FNMA	215,551	3,144	616	218,080

GNMA Fixed	14,441	30	—	14,471
GNMA Hybrid ARM	8,675	17	192	8,499
Total GNMA	23,116	47	192	22,970

Total all bonds	$480,349	$6,029	$1,182	$485,196

Total Fixed	$107,719	$2,870	$5	$110,584
Total Hybrid ARM	372,630	3,159	1,177	374,612

Total all bonds	$480,349	$6,029	$1,182	$485,196

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2008.

	Cost		Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)
One year or less	$	---	---%	$	---
After one through five years		924	5.85%		931
After five through ten years		38,315	6.38%		38,071
After ten years		52,774	6.26%		50,062
Securities not due on a single maturity date		554,325	5.11%		557,110
Equity securities		1,552	2.79%		1,504

Total		$647,890	5.27%		$647,678

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
	(Dollars in thousands)

U.S. government agencies	$ ---	$ ---	$ 34,968	$ ---	$ ---	$ ---	$ 34,968
Collateralized mortgage obligations	---	---	---	---	73,976	---	73,976
Mortgage-backed securities	---	---	---	---	480,349	---	480,349
States and political subdivisions	---	924	3,347	51,274	---	---	55,545
Corporate bonds	---	---	---	1,500	---	---	1,500
Equity securities	---	---	---	---	---	1,552	1,552

Total	$ ---	$ 924	$ 38,315	$52,774	$554,325	$ 1,552	$647,890

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2008.

	Cost		Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)
States and political subdivisions:
After one through five years	$	---	---%	$	---
After five through ten years		1,260	7.27%		1,315
After ten years		100	10.28%		107
Total		$1,360	7.49%		$1,422

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008, 2007 and 2006, respectively:

	2008
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$29,756	$244	$	---	$	---	$29,756	$244
Mortgage-backed securities	129,048	1,010		8,479		172	137,527	1,182
State and political subdivisions	37,491	1,739		2,124		810	39,615	2,549
Corporate bonds	440	60		766		235	1,206	295
Equity securities	---	---		452		48	452	48
Collateralized mortgage obligations	3,609	232		10,063		2,415	13,672	2,647

	$200,344	$3,285		$21,884		$3,680	$222,228	$6,965

	2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$43,418	$80	$13,524	$295	$56,942	$375
Mortgage-backed securities	22,498	100	62,817	816	85,315	916
Collateralized mortgage obligations	11,705	154	18,238	500	29,943	654
State and political subdivisions	23,398	421	2,216	32	25,614	453
Equity securities	4,766	239	---	---	4,766	239
Corporate bonds	1,476	25	---	---	1,476	25

	$107,261	$1,019	$96,795	$1,643	$204,056	$2,662

	2006
	Less than 12 Months				12 Months or More		Total
Description of Securities	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$	---	$	---	$23,455	$798	$23,455	$798
Mortgage-backed securities		17,772		48	130,509	2,979	148,281	3,027
Collateralized mortgage obligations		---		---	28,246	453	28,246	453
State and political subdivisions		1,685		3	3,090	28	4,775	31

		$19,457		$51	$185,300	$4,258	$204,757	$4,309

On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded.  For securities in a loss position, the Company determines if the security is a candidate for OTTI consideration using the following criteria:

A.	If it is probable that the issuer of the security will be unable to pay all amounts due according to the contractual terms of the debt security, then the security is written down to fair value as an OTTI due to the credit concern of the issuer.

B.	If the Company plans to sell the security and does not expect to recover the loss before the anticipated sale date, then the security is written down to fair value as an OTTI.

C.	If the security does not meet criteria A or B and is in a loss position, the Company determines if the magnitude and duration of the loss require a further review for OTTI. Further review is performed for securities that have been in a loss position for greater than six months and at a current loss of 10% or more, or for other securities as deemed appropriate by the Company.

For those securities meeting these parameters, the Company determines if an other-than-temporary impairment should be recorded in the financial statements.

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

	December 31,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount		Percent of Total
	(Dollars in thousands)

Time deposits:
0.00% - 1.99%	$38,987	2.05%	$598	.04%	$	---	---%
2.00% - 2.99%	205,426	10.77	22,850	1.30		1,457	0.09
3.00% - 3.99%	446,799	23.43	93,717	5.34		155,213	9.13
4.00% - 4.99%	646,458	33.90	470,718	26.84		358,428	21.08
5.00% - 5.99%	42,847	2.25	497,877	28.39		567,767	33.39
6.00% - 6.99%	869	0.05	10,394	0.59		21,694	1.28
7.00% and above	186	0.01	374	0.02		369	0.02

Total time deposits	1,381,572	72.46	1,096,528	62.52		1,104,928	64.99
Non-interest-bearing demand deposits	138,701	7.27	166,231	9.48		205,191	12.07
Interest-bearing demand and savings deposits (1.18%-2.75%-3.03%)	386,540	20.27	491,135	28.00		390,158	22.94
	1,906,813	100.00%	1,753,894	100.00%		1,700,277	100.00%
Interest rate swap fair value adjustment	1,215		9,252			3,527

Total Deposits	$1,908,028		$1,763,146			$1,703,804

A table showing maturity information for the Bank's time deposits as of December 31, 2008, is presented in Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2008. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Time deposits:
Less than $100,000	$82,283	$55,069	$74,647	$40,967	$252,966
$100,000 or more	61,350	26,098	41,082	15,887	144,417
Brokered	218,778	97,134	126,093	532,485	974,490
Public funds(1)	3,440	2,248	1,006	3,005	9,699

Total	$365,851	$180,549	$242,828	$592,344	$1,381,572
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the records of detailed owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2008 and 2007, the Bank had approximately $974.5 million and $674.6 million in brokered deposits, respectively.

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

Included in the brokered deposits total at December 31, 2008, is $337.1 million which is part of the Certificate of Deposit Account Registry Service (CDARS). This total includes $168.3 million in CDARS customer deposit accounts and $168.8 million in CDARS purchased funds. Included in the brokered deposits total at December 31, 2007, is $164.7 million in CDARS. This total includes $88.8 in CDARS customer deposit accounts and $75.9 million in CDARS purchased funds. CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company. Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.

The Company has used interest rate swaps to manage its interest rate risks from recorded financial liabilities. The Company has entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2008 and 2007, the Bank's FHLBank advances outstanding were $120.5 million and $213.9 million, respectively.

The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2008 that would have allowed approximately $215.3 million to be borrowed under the above arrangement.  Other than the Term Auction Facility described below, there were no outstanding borrowings from the FRB at December 31, 2008.

In December 2007, the FRB established a temporary Term Auction Facility (“TAF”). Under the TAF program, the FRB auctions term funds to depository institutions against the collateral that can be used to secure loans at the discount window. All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in TAF auctions. All advances must be fully collateralized. Each TAF auction is for a fixed amount and a fixed maturity date, with the rate determined by the auction process. At December 31, 2008, the Bank had an outstanding balance of $83.0 million under the TAF program, which consisted of two advances. The first advance was $58.0 million with an interest rate of 0.60%, maturing on January 29, 2009. This advance was replaced on January 29, 2009, with a new advance of $60.0 million with an interest rate of 0.25%, maturing on April 23, 2009. The second advance was $25.0 million with an interest rate of 0.42%, maturing on February 26, 2009. This advance was replaced on February 26, 2009, with a new advance of $25.0 million with an interest rate of 0.25%, maturing on May 21, 2009.

Great Southern Capital Trust I ("Trust I"), a Delaware statutory trust, issued 1,725,000 shares of unsecured 9.00% Cumulative Trust Preferred Securities at $10 per share in an underwritten public offering. The gross proceeds of the offering were used to purchase 9.00% Junior Subordinated Debentures from the Company totaling $17.8 million. The Company's proceeds from the issuance of the Subordinated Debentures to Trust I, net of underwriting fees and offering expenses, were $16.3 million. The Subordinated Debentures were scheduled to mature in 2031; however, the Company elected to redeem the debentures (and as a result the Trust I Securities) in November 2006. As a result of the redemption of the Trust I securities, approximately $510,000 (after tax) of related unamortized issuance costs were written off as a noncash expense in 2006. The Company entered into an interest rate swap agreement to effectively convert the subordinated debentures, which are fixed rate debt, into variable rates of interest. The variable rate was three-month LIBOR plus 202 basis points, adjusting quarterly. This interest rate swap was terminated in November 2006 at no cost to the Company.

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 4.79% and 6.51% at December 31, 2008 and 2007, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities are redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 5.28% and 6.63% at December 31, 2008 and 2007, respectively.

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

FHLBank Advances:
Maximum balance	$198,273	$213,867	$263,984
Average balance	133,477	144,773	180,414
Weighted average interest rate	3.75%	4.81%	4.51%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2008	2007	2006
	(Dollars in thousands)

FHLBank advances	$120,472	$213,867	$179,170

Weighted average interest rate of FHLBank advances	3.30%	4.22%	5.13%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated. Other borrowings includes primarily overnight borrowings and securities sold under reverse repurchase agreements.

	Year Ended December 31, 2008
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$60,900	$4,291	3.12%
Federal Reserve term auction facility	85,000	63,682	2.35
Securities sold under reverse repurchase agreements	229,274	179,117	2.02
Other	367	159	---

Total		$247,249	2.12%
Total maximum month-end balance	$298,262

	Year Ended December 31, 2007
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$30,000	$7,820	5.24%
Securities sold under reverse repurchase agreements	184,214	162,346	4.26
Federal Reserve term auction facility	50,000	779	4.86
Other	4	1	---

Total		$170,946	4.30%
Total maximum month-end balance	$216,721

	Year Ended December 31, 2006
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$37,000	$6,831	5.26%
Securities sold under reverse repurchase agreements	153,819	122,688	4.31
Other	3	4	---

Total		$129,523	4.36%
Total maximum month-end balance	$186,688

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31, 2008
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Federal Reserve term auction facility	$83,000	0.55%
Securities sold under reverse repurchase agreements	215,261	1.67
Other	368	---

Total	$298,629	1.35%

	December 31, 2007
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Overnight borrowings	$23,000	3.18%
Securities sold under reverse repurchase agreements	143,721	3.52
Federal Reserve term auction facility	50,000	4.67

Total	$216,721	3.75%

	December 31, 2006
	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$120,956	4.45%

Total	$120,956	4.45%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2008	2007		2006
	(Dollars in thousands)

Structured repurchase agreements:
Maximum balance	$50,000	$	---	$	---
Average balance	14,754		---		---
Weighted average interest rate	4.34%		---%		---%
The following table sets forth certain information as to the Company's structured repurchase agreements at the dates indicated.

	December 31,
	2008	2007		2006
	(Dollars in thousands)

Structured repurchase agreements	$50,000	$	---	$	---
Weighted average interest rate of subordinated debentures	4.34%		---%		---%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Subordinated debentures:
Maximum balance	$30,929	$30,929	$25,774
Average balance	30,929	28,223	18,739
Weighted average interest rate	4.73%	6.78%	7.12%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated.

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Subordinated debentures	$30,929	$30,929	$25,774
Weighted average interest rate of subordinated debentures	4.87%	6.53%	6.98%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $79.6 million at December 31, 2008, of its assets in service corporations. At December 31, 2008, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2008, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $4.1 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. At December 31, 2008, the Bank's total investment in Great Southern Community Development Corporation ("Community Development") was $1.7 million. Community Development was incorporated and organized in 2004 under the laws of the State of Missouri. At December 31, 2008, the Bank's total investment in GS, L.L.C. ("GSLLC") was $2.4 million. GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. At December 31, 2008, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $1.5 million. GSSCLLC was incorporated and organized in 2007 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. At December 31, 2008, the Bank's total investment in GSRE Holding I, L.L.C. ("GSRE Holding I") was $-0-. GSRE Holding I was incorporated and organized in 2008 under the laws of the State of Missouri. At December 31, 2008, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-. GSRE Holding II was incorporated and organized in 2008 under the laws of the State of Missouri. In addition, Great Southern has two other subsidiary companies that are not considered service corporations, GSB One, L.L.C. and GSB Two, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2008 and 2007, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income of $-0- and $-0- in the years ended December 31, 2008 and 2007, respectively.

General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $140,000 and $189,000 in the years ended December 31, 2008 and 2007, respectively. In addition, Great Southern Insurance had gross revenues of $1.5 million and $1.6 million in the years ended December 31, 2008 and 2007, respectively.

Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2008, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from thirteen full-time locations, including a facility at the Springfield-Branson National Airport, and additional corporate on-site locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income (loss) of $(43,000) and $195,000 in the years ended December 31, 2008 and 2007, respectively. In addition, Great Southern Travel had gross revenues of $6.2 million and $6.7 million in the years ended December 31, 2008 and 2007, respectively.

GSB One, L.L.C. At December 31, 2008, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $713 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $33.0 million and $39.3 million in the years ended December 31, 2008 and 2007, respectively.

Great Southern Community Development Corporation. Generally, the purpose of Community Development is to invest in community development projects that have a public benefit, and are permissible under Missouri law. These include such activities as investing in real estate and investing in other community development corporations. Community Development had net income of $-0- and a net loss of $1,000 in the years ended December 31, 2008 and 2007, respectively.

GSRE Holding I, L.L.C. Generally, the purpose of GSRE Holding I is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2008, GSRE Holding I did not hold any significant real estate assets. GSRE Holding I had net income of $-0- in the year ended December 31, 2008.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2008, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in the year ended December 31, 2008.

GS, L.L.C. GS, L.L.C. was organized in 2005. GSLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state and federal historic tax credits which are utilized by Great Southern. GSLLC had net losses of $1.6 million and $2.3 million in the years ended December 31, 2008 and 2007, respectively, which primarily resulted from the cost to acquire tax credits. These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSC, L.L.C. was organized in 2007. GSSCLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties. GSSCLLC had net income of $307,000 and $-0- in the years ended December 31, 2008 and 2007, respectively.

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

 Employees

At December 31, 2008, the Bank and its affiliates had a total of 741employees, including 185 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

All loans by the Bank to the principal shareholders, directors and executive officers of the Bank or any affiliate are subject to FRB regulations restricting loans and other transactions with affiliated persons of the Bank. Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-affiliates. A bank may have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to bank employees generally. The Bank has such a policy in place that allows for loans to all employees.

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

The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk- based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and: (i) has a total risk-based capital ratio of 8% or greater; (ii) has a Tier 1 risk-based ratio of 4% or greater; and (iii) has a leverage ratio of 4% or greater. As of December 31, 2008, the Bank was "well capitalized."

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

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2008, the Company was "well capitalized."

Insurance of Accounts and Regulation by the FDIC

Great Southern is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. Under new legislation, during the period from October 3, 2008 through December 31, 2009, the basic deposit insurance limit is $250,000, instead of the $100,000 limit in effect earlier.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009. There is a proposal under discussion, under which the FDIC’s line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points. There can be no assurance whether the proposal will become effective. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative.  Any additional special assessment would be in amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980's to resolve the thrift bailout. For the quarter ended December 31, 2008, the assessment rate was 1.10 basis points per $100 of assessable deposits.  For the first quarter of 2009, the rate is 1.14 basis points.

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

Temporary Liquidity Guarantee Program

    Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (the “TLGP”) in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”). Eligible entities continue to participate unless they opted out on or before December 5, 2008.

    For the DGP, eligible entities are generally U.S. bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees new senior unsecured debt of an eligible entity issued not later than June 30, 2009, and, if an application is approved, guarantees certain mandatory convertible debt. The guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008. The nonrefundable DGP fee ranges from 50 to 100 basis points (annualized), depending on maturity, for covered debt outstanding during the period until the earlier of maturity or June 30, 2012. Eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that participating entities could elect to have the option issuing non-guaranteed debt maturing after June 30, 2012 without regard to the guarantee limit by notifying the FDIC of the election by December 5, 2008 and agreeing to pay a separate fee. Great Southern Bank and the Company participate in the DGP and did not elect the option for non-guaranteed debt.

    For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts. NOW accounts and money market deposit accounts are not covered.  Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through December 31, 2009. Great Southern Bank participates in the TAGP.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2008, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2008, Great Southern had $8.3 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.39% and were 3.88% for year the ended December 31, 2008.

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

Bad Debt Deduction

As of December 31, 2008 and 2007, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2008 and 2007.

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

Alternative Minimum Tax

Corporations generally are subject to a 20% corporate alternative minimum tax ("AMT"). A corporation must pay the AMT to the extent it exceeds that corporation's regular federal income tax liability The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986; and (ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined.  Any AMT paid may be credited against future regular federal income tax liabilities to the extent the regular federal income tax liability exceeds the AMT liability.

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

The Bank also has loan production offices in Kansas and Arkansas and therefore is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states. Historically, franchise and income taxes owed to Kansas and Arkansas have not been significant.

Maryland Taxation

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2004, have been closed without audit.

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

Risks Relating to the Company and the Bank

Since our business is primarily concentrated in the Southwest Missouri area, including the Springfield metropolitan area and Branson, a downturn in the Springfield or Branson economies may adversely affect our business.

Our lending and deposit gathering activities have been historically concentrated primarily in the Springfield and Branson, Missouri areas. Our success depends on the general economic condition of Springfield and Branson and their surrounding areas. Although we believe the economy in these areas has been favorable, we do not know whether these conditions will continue. Our greatest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 420,000, the Greater Springfield area is the third largest metropolitan area in Missouri.

Another large concentration of loans contiguous to Springfield is in the Branson area. The region is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities. The Branson area experienced rapid growth in the early 1990's, with stable to slightly negative growth trends occurring in the late 1990’s and into the early 2000’s. Branson is currently experiencing growth again as a result of a large retail, hotel, convention center project which has been constructed in Branson's historic downtown. This project has created hundreds of new jobs in the area. In addition, several large national retailers have opened new stores in Branson. At December 31, 2008, approximately 12% of our loan portfolio consisted of loans in the two county region that includes the Branson area.

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

Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 77.1% of our total loan portfolio as of December 31, 2008. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2008, we had $164.7 million of loans secured by apartments, $159.8 million of loans secured by healthcare facilities, $121.9 million of loans secured by retail-related projects, $119.6 million of loans secured by motels, $110.5 million of loans secured by residential subdivisions, $89.7 million of loans secured by condominiums and $139.6 million of loans secured by business assets or stock investments, which are particularly sensitive to certain risks including the following:

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

We plan to continue to originate commercial real estate and construction loans based on economic and market conditions. In the current economic situation, we do not anticipate that there will be significant demand for these types of loans in 2009. Because of the increased risks related to these types of loans, we may determine it necessary to increase the level of our provision for loan losses. Increased provisions for loan losses would adversely impact our operating results. See "Item 1. Business-The Company-Lending Activities-Commercial Real Estate and Construction Lending," "-Other Commercial Lending," "-Residential Real Estate Lending" and "-Allowance for Losses on Loans and Foreclosed Assets" and "Item 7. Management's Discussion of Financial Condition and Results of Operations -- Non-performing Assets -- Subsequent Events Regarding Potential Problem Loans" in this Annual Report on Form 10-K.

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

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2009.  In addition, as a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.

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

Due to the high level of competition for deposits in our market, we utilize a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. At December 31, 2008, we had $974.5 million in brokered deposits and $120.5 million in Federal Home Loan Bank advances.

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

Certain Federal Home Loan Banks, including Des Moines, have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, Great Southern's short term liquidity needs could be negatively impacted. Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity. At December 31, 2008, the Bank owned $8.3 million of Federal Home Loan Bank of Des Moines stock, which paid an annualized dividend approximating 3.00% for the fourth quarter of 2008. The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the United States Department of the Treasury, hereafter the Treasury Department, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP").  The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program.  Under the Capital Purchase Program, the Treasury Department has purchased preferred equity securities from participating institutions including $58.0 million of our Series A Preferred Stock (the "Series A Preferred Stock").  EESA also increased Federal Deposit Insurance Corporation ("FDIC") deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009.  The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, the Treasury Department, the FDIC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.

    These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The Treasury Department also recently announced its Financial Stability Plan, to attack the current credit crisis, and its Homeowner Affordability and Stability Plan, which seeks to help up to nine million families restructure or refinance their mortgages to avoid foreclosure.  In addition, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery.  The regulatory and legislative initiatives described above may not have their desired effects, however.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

    The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, if needed or desired, and on our business, financial condition and results of operations.

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

We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period. As such, Great Southern has adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources, including interest rate swaps, so that it may reasonably maintain its net interest income and net interest margin. However, interest rate fluctuations, the level and shape of the interest rate yield curve, maintaining excess liquidity levels, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position. Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted.

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

Risks Relating to our Common Stock

Regulatory and contractual restrictions may limit or prevent us from paying dividends on the Series A Preferred Stock and our common stock; and the Series A Preferred Stock places no limitations on the amount of indebtedness we and our subsidiaries may incur in the future.

    Great Southern Bancorp is an entity separate and distinct from its principal subsidiary, Great Southern Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary.  Accordingly, Great Southern Bancorp is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on the Series A Preferred Stock and its common stock.  The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements.  In the event the Bank is unable to pay dividends to Great Southern Bancorp, Great Southern Bancorp may not be able to pay dividends on its common stock or the Series A Preferred Stock.  See Note 21 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2008. Also, Great Southern Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of the Bank established in connection with the Bank’s conversion from the mutual to the stock form of ownership.

We are also subject to certain contractual restrictions that could prohibit us from declaring or paying dividends or making liquidation payments on its common stock or the Series A Preferred Stock.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, the Series A Preferred Stock and our common stock.

As of December 31, 2008, we had outstanding $30.9 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the Series A Preferred Stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

Events of default under each indenture generally consist of our failure to pay interest on the junior subordinated debt securities outstanding under that indenture under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or Great Southern Bank.

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the Series A Preferred Stock and our common stock, from redeeming, repurchasing or otherwise acquiring any of the Series A Preferred Stock or our common stock, and from making any payments to holders of the Series A Preferred Stock or our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of the Series A Preferred Stock and our common stock.  Moreover, without notice to or consent from the holders of the Series A Preferred Stock or our common stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

The prices of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;
•	developments related to investigations, proceedings or litigation that involve us;

•	changes in financial estimates and recommendations by financial analysts;
•	dispositions, acquisitions and financings;

•	actions of our current stockholders, including sales of common stock by existing stockholders and our directors and executive officers;
•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and
•	developments related to the financial services industry.

The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of our common stock.  Our common stock also has a low average daily trading volume relative to many other stocks, which may limit an investor’s ability to quickly accumulate or divest themselves of large blocks of our stock. This can lead to significant price swings even when a relatively small number of shares are being traded.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock or the Series A Preferred Stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Anti-takeover provisions could negatively impact our stockholders.

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock.  These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns 10% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, and supermajority voting requirements to remove any of our directors.  Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal.  In addition, because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or the Bank Holding Company Act of 1956, as amended (and in certain cases such approvals may be required at a lesser percentage of ownership).  Specifically, under regulations adopted by the Federal Reserve, (a) any other bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of our common stock and (b) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of our common stock.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

Holders of the Series A Preferred Stock have limited voting rights.

Until and unless we are in arrears on our dividend payments on the Series A Preferred Stock for six dividend periods, whether or not consecutive, the holders of the Series A Preferred Stock will have no voting rights except with respect to certain fundamental changes in the terms of the Series A Preferred Stock and certain other matters and except as may be required by Maryland law. If, however, dividends on the Series A Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the total number of positions on the Great Southern Bancorp Board of Directors will automatically increase by two and the holders of the Series A Preferred Stock, acting as a class with any other parity securities having similar voting rights, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid in full all accrued and unpaid dividends for all past dividend periods.

If we are unable to redeem the Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $2.9 million annually) to 9.0% per annum (approximately $5.2 million annually).  Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities.  In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock.   Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Great Southern Bancorp. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the 10-year warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised.  The 909,091 shares of common stock underlying the warrant represent approximately 6.4% of the shares of our common stock outstanding as of December 31, 2008 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

The voting limitation provision in our charter could limit your voting rights as a holder of our common stock.

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10% of the outstanding shares may not vote the excess shares.  Accordingly, if you acquire beneficial ownership of more than 10% of the outstanding shares of our common stock, your voting rights with respect to the common stock will not be commensurate with your economic interest in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2008. The aggregate net book value of the Company's premises and equipment was $30.0 million at December 31, 2008 and $28.0 million at December 31, 2007. See also Note 5 and Note 14 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.
Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield	Springfield, Missouri	1976	Owned	N/A

OPERATIONS CENTER AND BRANCH OFFICE:
218 S. Glenstone	Springfield, Missouri	2004	Owned	N/A
218A S. Glenstone	Springfield, Missouri	2004	Owned	N/A

BRANCH OFFICES:
430 South Avenue	Springfield, Missouri	1983	Leased	2043
1607 W. Kearney	Springfield, Missouri	1976	Leased*	2022
1615 W. Sunshine	Springfield, Missouri	2001	Owned	N/A
2562 N. Glenstone	Springfield, Missouri	2003	Owned	N/A
1955 S. Campbell	Springfield, Missouri	1979	Leased*	2020
3961 S. Campbell	Springfield, Missouri	1998	Leased	2028
2609 A E. Sunshine	Springfield, Missouri	2001	Owned	N/A
2735 W. Chestnut	Springfield, Missouri	2002	Owned	N/A
1580 W. Battlefield	Springfield, Missouri	1985	Leased*	2017
723 N. Benton	Springfield, Missouri	1985	Owned	N/A
507 E. Kearney	Springfield, Missouri	2004	Owned	N/A
2945 W. Republic Road	Springfield, Missouri	2007	Owned	N/A
1500 S. Elliot	Aurora, Missouri	2003	Owned	N/A
102 N. Jefferson	Ava, Missouri	1982	Owned	N/A
110 W. Hensley	Branson Missouri	1982	Owned	N/A
1729 W. Highway 76	Branson, Missouri	1983	Owned	N/A
1510 State Highway 248	Branson, Missouri	2008	Owned	N/A
919 W. Dallas	Buffalo Missouri	1976	Owned	N/A
527 Ozark	Cabool, Missouri	1989	Leased	2026
398 E. State Highway 54	Camdenton, Missouri	2005	Owned	N/A
8736 N. State Highway 5	Camdenton, Missouri	2005	Owned	N/A
14411 State Highway 7	Climax Springs, Missouri	2005	Owned	N/A
1710 E. 32nd Street	Joplin, Missouri	1989	Leased*	2031
1232 S. Rangeline	Joplin, Missouri	1998	Leased	2018
2711 N. Rangeline(2)	Joplin, Missouri	2004	Owned	N/A
Highway 00 and 13	Kimberling City, Missouri	1984	Owned	N/A
528 S. Jefferson	Lebanon, Missouri	1978	Leased*	2028
300 S.W. Ward Street	Lee's Summit, Missouri	2006	Owned	N/A
714 S. Neosho Boulevard	Neosho, Missouri	1991	Owned	N/A
717 W. Mt. Vernon	Nixa, Missouri	1995	Owned	N/A
1391 N. Main Street	Nixa, Missouri	2003	Owned	N/A

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

4571 Highway 54	Osage Beach, Missouri	1987	Owned	N/A
1701 W. Jackson	Ozark, Missouri	1997	Owned	N/A
1198 W. State Highway NN(1)	Ozark, Missouri	2003	Owned	N/A
1444 W. State Highway J(1)	Ozark, Missouri	2006	Owned	N/A
620 E. Harrison	Republic, Missouri	2004	Owned	N/A
118 South Street	Stockton, Missouri	2003	Owned	N/A
323 E. Walnut	Thayer, Missouri	1978	Leased*	2011
1210 Parkway Shopping Center	West Plains, Missouri	1975	Owned	N/A

LOAN PRODUCTION OFFICES:

14 Corporate Woods, Suite 500, 8717 W. 110 th Street	Overland Park, Kansas	2003	Leased	2009
5430 Pinnacle Point Dr, Suite 204	Rogers, Arkansas	2003	Leased	Monthly
Three City Place Dr., Suite 570	Creve Coeur, Missouri	2005	Leased	2010
1625 E. Primrose(3)	Springfield, Missouri	2008	Leased	Monthly
606 N. Main(4)	Laurie, Missouri	2009	Leased	2010
_________________
*	Building owned with land leased.
(1)
In 2003, the Company purchased land on West Highway NN for a second branch location in Ozark, Missouri. In 2004 and 2005, nearby properties became available on West Highway J and were purchased by the Company. The land on West Highway NN and one parcel on Highway J are currently being marketed for sale. The new facility on West Highway J is owned by the Company and was opened in 2006.

(2)	In 2004, the Company purchased land on North Rangeline for a possible third branch location in Joplin, Missouri. This land is currently being marketed for sale.
(3)	In 2008, the Company leased space in the office of a local realtor for the purpose of generating mortgage loans.
(4)	In 2009, the Company leased space for the purpose of generating mortgage loans.

In 2008, the Company completed the purchase of land for two future banking center locations. One of the properties is located in the Kansas City metropolitan area in Lee’s Summit, Missouri and the other property is located in the St. Louis metropolitan area in Creve Coeur, Missouri. The Company expects to complete construction of banking center buildings at these two locations in 2009.

In February 2009, the Company purchased a building in Rogers, Arkansas and plans to relocate its loan production office and a travel office in this building. The building will also house other tenants who are unrelated to the Company. This building is in the same office complex where the Company’s loan production office is currently located.

In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customers' headquarters.

The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2008 was $463,000 compared to $550,000 at December 31, 2007. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

    The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 181 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2008 was $193,000 compared to $213,000 at December 31, 2007. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

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

Steven G. Mitchem. Mr. Mitchem, age 57, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 44, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 51, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Linton J. Thomason. Mr. Thomason, age 52, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a competing $1 billion bank.

PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information. The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2008 there were 13,380,969 total shares of common stock outstanding and approximately 2,500 shareholders of record.

High/Low Stock Price

	2008		2007		2006
	High	Low	High	Low	High	Low

First Quarter	$21.81	$15.32	$30.40	$27.30	$30.04	$27.15
Second Quarter	15.95	7.73	30.09	25.96	31.00	25.05
Third Quarter	15.50	7.82	28.00	23.67	30.65	26.10
Fourth Quarter	13.15	7.03	26.45	21.10	32.14	26.58

The last sale price of the Company's Common Stock on December 31, 2008 was $11.44.

Dividend Declarations

	December 31, 2008	December 31, 2007	December 31, 2006

First Quarter	$.180	$.160	$.140
Second Quarter	.180	.170	.150
Third Quarter	.180	.170	.150
Fourth Quarter	.180	.180	.160

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Issuer Purchases of Equity Securities

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the Treasury’s Capital Purchase Program (CPP) precludes us from purchasing shares of the Company’s stock until the earlier of December 5, 2011 or our repayment of the CPP funds. Information on the shares purchased during the fourth quarter of 2008 is shown below.
	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2008 - October 31, 2008	---	$ ---	---	396,562
November 1, 2008 - November 30, 2008	---	---	---	396,562
December 1, 2008 - December 31, 2008	---	---	---	396,562

	---	$ ---	---

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (the “Treasury Department”), the Company sold to the Treasury Department 58,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $58.0 million in cash and (ii) issued to the Treasury Department a ten-year warrant to purchase 909,091 shares of the Company’s common stock at an exercise price of $9.57 per share.

    The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by the Treasury Department to third parties, we may not, without the consent of the Treasury Department, (a) pay a cash dividend on our common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock, other than the Series A Preferred Stock, or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2008, 2007, 2006, 2005 and 2004, are derived from our consolidated financial statements, which have been audited by BKD, LLP. The amounts for 2004 are restated amounts, as described in the discussion following the table under "Restatement of Previously Issued Consolidated Financial Statements." See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Information." Results for past periods are not necessarily indicative of results that may be expected for any future period. All share and per share amounts have been adjusted for the two-for-one stock split in the form of a stock dividend declared in May 2004.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Summary Statement of Condition Information:
Assets	$2,659,923	$2,431,732	$2,240,308	$ 2,081,155	$1,851,214
Loans receivable, net	1,721,691	1,820,111	1,674,618	1,514,170	1,334,508
Allowance for loan losses	29,163	25,459	26,258	24,549	23,489
Available-for-sale securities	647,678	425,028	344,192	369,316	355,104
Foreclosed assets held for sale, net	32,659	20,399	4,768	595	2,035
Deposits	1,908,028	1,763,146	1,703,804	1,550,253	1,298,723
Total borrowings	500,030	461,517	325,900	355,052	401,625
Stockholders' equity (retained
earnings substantially restricted)	234,087	189,871	175,578	152,802	140,837
Common stockholders' equity	178,507	189,871	175,578	152,802	140,837
Average loans receivable	1,842,002	1,774,253	1,653,162	1,458,438	1,263,281
Average total assets	2,522,004	2,340,443	2,179,192	1,987,166	1,704,703
Average deposits	1,901,096	1,784,060	1,646,370	1,442,964	1,223,895
Average stockholders' equity	183,625	185,725	165,794	150,029	130,600
Number of deposit accounts	95,784	95,908	91,470	85,853	76,769
Number of full-service offices	39	38	37	35	31

	For the Year Ended December 31,
	2008	2007		2006		2005		2004
	(Dollars in thousands)
Summary Statement of Operations Information :
Interest income:
Loans	$119,829		$142,719		$133,094		$98,129		$74,162
Investment securities and other	24,985		21,152		16,987		16,366		12,897
	144,814		163,871		150,081		114,495		87,059
Interest expense:
Deposits	60,876		76,232		65,733		42,269		28,952
Federal Home Loan Bank advances	5,001		6,964		8,138		7,873		6,091
Short-term borrowings and repurchase agreements	5,892		7,356		5,648		4,969		1,580
Subordinated debentures issued to capital trust	1,462		1,914		1,335		986		610
	73,231		92,466		80,854		56,097		37,233
Net interest income	71,583		71,405		69,227		58,398		49,826
Provision for loan losses	52,200		5,475		5,450		4,025		4,800
Net interest income after provision for loan losses	19,383		65,930		63,777		54,373		45,026
Noninterest income:
Commissions	8,724		9,933		9,166		8,726		7,793
Service charges and ATM fees	15,352		15,153		14,611		13,309		12,726
Net realized gains on sales of loans	1,415		1,037		944		983		992
Net realized gains (losses) on sales
of available-for-sale securities	44		13		(1)		85		(373)
Realized impairment of available-for-sale securities	(7,386)		(1,140)		---		(734)		---
Net gain (loss) on sale of fixed assets	191		48		167		30		403
Late charges and fees on loans	819		962		1,567		1,430		872
Change in interest rate swap fair value net of
change in hedged deposit fair value	6,981		1,632		1,498		---		---
Change in interest rate swap fair value	---		---		---		(6,600)		1,136
Interest rate swap net settlements	---		---		---		3,408		8,881
Other income	2,004		1,781		1,680		922		879
	28,144		29,419		29,632		21,559		33,309
Noninterest expense:
Salaries and employee benefits	31,081		30,161		28,285		25,355		22,007
Net occupancy expense	8,281		7,927		7,645		7,589		7,247
Postage	2,240		2,230		2,178		1,954		1,784
Insurance	2,223		1,473		876		883		761
Advertising	1,073		1,446		1,201		1,025		794
Office supplies and printing	820		879		931		903		811
Telephone	1,396		1,363		1,387		1,068		903
Legal, audit and other professional fees	1,739		1,247		1,127		1,410		1,309
Expense on foreclosed assets	3,431		608		119		268		485
Write-off of trust preferred securities issuance costs	---		---		783		---		---
Other operating expenses	3,422		4,373		4,275		3,743		3,160
	55,706		51,707		48,807		44,198		39,261
Income (loss) before income taxes	(8,179)		43,642		44,602		31,734		39,074
Provision (credit) for income taxes	(3,751)		14,343		13,859		9,063		12,675
Net income (loss)	$(4,428)		$29,299		$30,743		$22,671		$26,399
Preferred stock dividends and discount accretion	$242	$	---	$	---	$	---	$	---
Net income (loss) available to common shareholders	$(4,670)		$29,299		$30,743		$22,671		$26,399

	At or For the Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings per common share	$(0.35)		$2.16		$2.24		$1.65		$1.93
Diluted earnings per common share	(0.35)		2.15		2.22		1.63		1.89
Cash dividends declared	0.72		0.68		0.60		0.52		0.44
Book value per common share	13.34		14.17		12.84		11.13		10.28
Average shares outstanding	13,381		13,566		13,697		13,713		13,702
Year-end actual shares outstanding	13,381		13,400		13,677		13,723		13,699
Year-end fully diluted shares outstanding	13,381		13,654		13,825		13,922		13,995

Earnings Performance Ratios:
Return on average assets(1)	(0.18)%		1.25%		1.41%		1.14%		1.55%
Return on average stockholders' equity(2)	(2.47)		15.78		18.54		15.11		20.21
Non-interest income to average total assets	1.12		1.25		1.36		1.08		1.95
Non-interest expense to average total assets	2.07		2.18		2.23		2.21		2.27
Average interest rate spread(3)	2.74		2.71		2.83		2.73		2.81
Year-end interest rate spread	3.02		3.00		2.95		3.05		2.63
Net interest margin(4)	3.01		3.24		3.39		3.13		3.10
Efficiency ratio(5)	55.86		51.28		49.37		55.28		47.23
Net overhead ratio(6)	1.09		0.95		0.88		1.14		0.35
Common dividend pay-out ratio	N/A		31.63		27.03		31.90		23.28

Asset Quality Ratios:
Allowance for loan losses/year-end loans	1.66%		1.38%		1.54%		1.59%		1.73%
Non-performing assets/year-end loans and foreclosed assets	3.69		2.99		1.46		1.09		0.48
Allowance for loan losses/non-performing loans	87.84		71.77		129.71		151.44		524.43
Net charge-offs/average loans	2.63		0.35		0.23		0.20		0.17
Gross non-performing assets/year end assets	2.48		2.30		1.12		0.81		0.35
Non-performing loans/year-end loans	1.90		1.92		1.19		1.05		0.33

Balance Sheet Ratios:
Loans to deposits	90.23%		103.23%		98.29%		97.67%		102.76%
Average interest-earning assets as a percentage of average interest-bearing liabilities	108.98		112.71		114.26		113.05		112.56

Capital Ratios:
Average common stockholders' equity to average assets	7.1%		7.9%		7.6%		7.6%		7.7%
Year-end tangible common stockholders' equity to assets	6.7		7.7		7.8		7.2		7.6
Great Southern Bancorp, Inc.:
Tier 1 risk-based capital ratio	13.8		10.6		10.7		10.2		10.8
Total risk-based capital ratio	15.1		11.9		11.9		11.4		12.0
Tier 1 leverage ratio	10.1		9.1		9.2		8.4		8.5
Great Southern Bank:
Tier 1 risk-based capital ratio	10.7		10.4		10.2		10.1		10.7
Total risk-based capital ratio	11.9		11.7		11.5		11.3		11.9
Tier 1 leverage ratio	7.8		9.0		8.9		8.3		8.5
Ratio of Earnings to Fixed Charges: (7)
Including deposit interest	0.89	x	1.47	x	1.55	x	1.57	x	2.05	x
Excluding deposit interest	0.34	x	3.69	x	3.95	x	3.29	x	5.72	x

____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
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

The Company is charged a fee in connection with its acquisition of brokered CDs. For those CDs that were part of the Company's accounting restatement for interest rate swaps in 2005, this fee was not paid separately by the Company to the CD broker, but rather was built in as part of the overall rate on the interest rate swap. In connection with the restatement, the Company determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. If the Company calls the brokered CD (at par) prior to maturity, the remaining unamortized broker fee is expensed at that time. The remaining unamortized prepaid broker fees related to these brokered CDs (that were subject to the restatement) at December 31, 2008 and 2007, were $393,000 and $3.5 million, respectively. After December 31, 2005, and for any brokered CDs that do not have a corresponding interest rate swap, the broker fee may be paid separately by the Company to the CD broker, in which case the fee would be amortized into interest expense over the maturity period of the brokered CD. In any instances where the fee was not paid separately by the Company to the CD broker, but rather was built in as part of the overall rate on the interest rate swap, the Company must include this in its assessment of the transaction's qualification for hedge accounting.

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

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss once loans default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. The Bank's latest annual regulatory examination was completed in October 2008.

Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses.   Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

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
Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there are discrete financial information that is regularly reviewed. As of December 31, 2008, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. At December 31, 2008, goodwill consisted of $379,000 at the Bank reporting unit and $875,000 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At December 31, 2008, the amortizable intangible assets consisted of core deposit intangibles of $314,000 at the Bank reporting unit and $119,000 of non-compete agreements at the Travel reporting unit. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8 for additional information.

For purposes of testing goodwill for impairment, the Company used a market approach to value its reporting units. The market approach applies a market multiple, based on observed purchase transactions for each reporting unit, to the metrics appropriate for the valuation of the operating unit. Significant judgment is applied when goodwill is assessed for impairment. This judgment may include developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables and incorporating general economic and market conditions.

      Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2008. While the Company believes no impairment existed at December 31, 2008, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

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

In the year ended December 31, 2008, Great Southern's net loans decreased $96.4 million, or 5.3%, from $1.81 billion at December 31, 2007, to $1.72 billion at December 31, 2008. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time. However, some loan categories have experienced increases. The main loan areas experiencing increases in 2008 were commercial real estate loans, one- to four-family and multifamily real estate loans and consumer loans, partially offset by lower balances in construction loans and commercial business loans. In the year ended December 31, 2008, outstanding residential and commercial construction loan balances decreased $142.1 million, to $543.9 million at December 31, 2008. In addition, the undisbursed portion of construction and land development loans decreased $180.7 million from $254.6 million at December 31, 2007, to $73.9 million at December 31, 2008. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we have not had an overall high level of charge-offs on our non-performing loans prior to 2008, we do not accrue interest income on these loans and do not recognize interest income until the loan is repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect loan loss provision, non-performing assets and foreclosed assets to remain elevated.  In addition, expenses related to the credit resolution process should also remain elevated.

In the year ended December 31, 2008, Great Southern's available-for-sale securities increased $222.7 million, or 52.4%, from $425 million at December 31, 2007, to $648 million at December 31, 2008. The Company’s mix of securities changed in 2008 primarily in two categories. U.S. Government agency debt securities decreased $91.0 million primarily due to maturing short-term securities and longer term securities that were called at par by the issuing agency. The Company elected to replace these securities with U.S. Government agency mortgage-backed securities, which increased $302.1 million, to cover pledging requirements for public funds and customer repurchase agreements. Most of these agency mortgage-backed securities purchased in 2008 have interest rates that are fixed for a period of three to ten years and then adjust annually. Securities which provided the Company an acceptable yield were also purchased in 2008 to utilize the excess liquidity from loan repayments and the issuance of brokered deposits.

In addition, Great Southern had cash and cash equivalents of $168 million at December 31, 2008 compared to $81 million at December 31, 2007. Subsequent to December 31, 2008, additional customer deposits have been placed with Great Southern, resulting in cash and cash equivalents of $337 million at March 5, 2009. The Company could elect to utilize these funds by repaying some of its brokered deposits or purchasing additional investment securities, or it may maintain its cash equivalents.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the year ended December 31, 2008, total deposit balances increased $144.9 million, or 8.2%. However, the mix of deposits continued to shift from checking deposits to certificates of deposit, primarily brokered CDs. Interest-bearing transaction accounts decreased $104.6 million while non-interest-bearing checking accounts decreased $27.5 million. Retail certificates of deposit decreased $34.6 million. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In 2007 and 2008, our non-interest-bearing checking account balances have decreased, primarily as a result of lower balances being kept in correspondent bank customers' accounts. These lower balances are due to the effects of the correspondent customers clearing checks through other avenues using electronic presentment, thus requiring lower compensating balances. Subsequent to December 31, 2008, correspondent balances have begun to increase again.  A significant amount of the reduction in interest-bearing checking balances was the result of customers moving funds into customer reverse repurchase agreements.

Total brokered deposits were $974.5 million at December 31, 2008, up from $674.6 million at December 31, 2007. Included in these totals at December 31, 2008 and December 31, 2007, were Great Southern Bank customer deposits totaling $168.3 million and $88.8 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The Company decided to increase the amount of longer-term brokered certificates of deposit in 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the Federal Reserve Bank. In 2008, the Company issued approximately $359 million of new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has begun to redeem some of these deposits in 2009 in order to lock in cheaper funding rates or reduce excess cash balances. In addition in 2008, the Company issued approximately $137 million of new brokered certificates, which are fixed rate certificates with maturity terms of generally two to four years, which the Company may not redeem prior to maturity. There are no interest rate swaps associated with these brokered certificates.

These funding changes contributed to decreases in our net interest income and net interest margin. These longer-term certificates carry an interest rate that is approximately 150 basis points higher than the interest rate that the Company would have paid if it instead utilized short-term advances from the FHLBank. The Company decided the higher rate was justified by the longer term and the ability to keep committed funding lines available. The net interest margin was also negatively impacted as the Company originated some of the new certificates in advance of the anticipated terminations of the existing certificates, thereby causing the Company to have excess funds for a period of time. These excess funds were invested in short-term cash equivalents at rates that at times caused the Company to earn a negative spread. Partially offsetting the increase in brokered CDs, several existing brokered certificates were redeemed by the Company in 2008 as the related interest rate swaps were terminated by the swap counterparties. These redeemed certificates had effective interest rates through the interest rate swaps of approximately 90-day LIBOR. Interest rate swap notional amounts have decreased from $419 million at December 31, 2007, to $12 million at December 31, 2008.

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

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through September 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By September 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. On September 18, 2007, the FRB decreased the Federal Funds rate by 50 basis points and many market interest rates began to fall in the following weeks. In the months following September 2007, the FRB has reduced the Federal Funds rate by an additional 450 basis points. The Federal Funds rate now stands at 0.25%. However, funding costs for most financial services companies have not declined in tandem with these reductions in the Federal Funds rate. Competition for deposits, the desire for longer term funding, elevated LIBOR interest rates and wide credit spreads have kept borrowing costs relatively high in the current environment.

Another factor that continues to negatively impact net interest income is the elevated level of LIBOR interest rates compared to Federal Funds rates as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates were elevated approximately 50-75 basis points compared to historical averages versus the stated Federal Funds rate for much of 2008. In the latter portion of December 2008 and so far into 2009, LIBOR rates have decreased from their higher levels in comparison to the stated Federal Funds rate. While these LIBOR interest rates are still elevated compared to historical averages in relation to Federal Funds, they have decreased along with recent decreases in the Federal Funds rate. The Company has reduced the amount and percentage of interest rate swaps and other borrowings that are indexed to LIBOR. The Company does not find LIBOR-based interest rate swaps to be attractive at this time.  Funding costs related to local market deposits and brokered certificates of deposit have also been elevated due to competition by issuers seeking to generate significant funding.

The FRB most recently cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits, including LIBOR rates that have been elevated. This does not affect a large number of customers as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs in the current environment. Usually any negative impact is expected to be offset over the following 60- to 120-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits, borrowings and interest rate swaps would normally also go down as a result of a reduction in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures. Any anticipated positive impact will likely be reduced by the change in the funding mix noted above, as well as retail deposit competition in the Company's market areas.

In addition, Great Southern's net interest margin has been negatively affected by certain characteristics of some of its loans, deposit mix, loan and deposit pricing by competitors, and timing of interest rate changes by the FRB as compared to interest rate changes in the financial markets. For the twelve months ended December 31, 2008, and 2007, interest income was reduced $1.2 million and $1.6 million, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the period. Partially offsetting this, the Company collected interest which was previously charged off in the amount of $227,000 and $183,000 in the twelve months ended December 31, 2008, and 2007, respectively, due to work-out efforts on non-performing assets. On a combined basis, this reduced net interest income and net interest margin. In addition, net interest income and net interest margin were negatively impacted by the effects of the accounting entries recorded for certain interest rate swaps (amortization of deposit broker origination fees). This amortization expense reduced net interest income by $3.1 million and $1.2 million in 2008 and 2007, respectively.

    The negative impact of declining loan interest rates has been partially mitigated by the positive effects of the Company’s loans which have interest rate floors. At December 31, 2008, the Company had a portfolio of prime-based loans totaling approximately $969 million with rates that change immediately with changes to the prime rate of interest. Of this total, $779 million also had interest rate floors. These floors were at varying rates, with $182 million of these loans having floor rates of 7.0% or greater and another $548 million of these loans having floor rates between 5.0% and 7.0%. At December 31, 2008, $739 million of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout 2008, as the "prime rate of interest" has gone down, the Company's loan portfolio again has had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. At December 31, 2008, the loan yield for the portfolio had increased to a level that was approximately 310 basis points higher than the national "prime rate of interest." While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.

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

Non-interest income for 2008 decreased primarily as a result of the impairment write-down in value of the Company’s investments in available-for-sale Fannie Mae and Freddie Mac perpetual preferred stock and certain other available-for-sale equity investments and lower commission revenue from the Company's travel and investment divisions, partially offset by an increase in income related to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits. The impairment write-down totaled $7.4 million on a pre-tax basis (including $5.6 million related to Fannie Mae and Freddie Mac preferred stock, which was discussed in previous filings). These equity investments have experienced significant fair value declines over the past year. It is unclear if or when the values of these investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment. The Company continues to hold these securities in the available-for-sale category. The Company also recorded an impairment write-down of $1.1 million on a pre-tax basis in 2007.

The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in an increase in non-interest income of $7.0 million in 2008, and an increase of $1.6 million in 2007. Income of this magnitude related to the change in the fair value of certain interest rate swaps and the related change in the fair value of hedged deposits should not be expected in future periods. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been (and continues to be) recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty.

Total non-interest expense increased in 2008 compared to 2007 due to expenses related to problem loans and foreclosed assets, expenses related to FDIC insurance premiums and the continued growth of the Company. Due to the increase in the level of foreclosed assets, foreclosure-related expenses increased $3.3 million in 2008 compared to 2007. In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company in the latter half of 2007 and into 2008. The Company incurred additional deposit insurance expense of $827,000 in 2008 compared to 2007. The Company expects significantly increased expense in 2009 as a result of the FDIC increasing regular insurance premiums for all banks. In addition, the FDIC has proposed a special assessment to be levied against all banks in 2009 -- see Item 1. "Business, Government Supervision and Regulations, Insurance of Accounts and Regulation by the FDIC."

In addition to the expense increases noted above, the Company's increase in non-interest expense in the year ended December 31, 2008, compared to 2007, related to the continued growth of the Company. Late in the first quarter of 2007, Great Southern completed its acquisition of a travel agency in St. Louis. In addition, since June 2007, the Company opened banking centers in Springfield, Mo. and Branson, Mo.

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

Business Initiatives

The Company is expanding its retail banking center network in the St. Louis and Kansas City metropolitan regions. This is part of the Company's overall long-term plan to open two to three banking centers per year as market conditions warrant. The Company's first retail banking center in the St. Louis market is expected to open in April 2009. Located in Creve Coeur, Mo., the full-service banking center will complement a loan production office and a Great Southern Travel office already in operation in this market. Construction will be underway soon on a second banking center in the Lee's Summit, Mo., market, a suburb of Kansas City. The banking center should be completed in late 2009 and will enhance access and service to Lee's Summit-area customers. Great Southern opened its first Lee's Summit retail location in 2006.

Great Southern is participating in the FDIC's Temporary Liquidity Guarantee Program (TLGP), which consists of two basic components: (1) the Transaction Account Guarantee Program and (2) the Debt Guarantee Program. Through the Transaction Account Guarantee Program, Great Southern is purchasing additional FDIC insurance coverage for its customers. Great Southern customers with noninterest-bearing deposit accounts, Lawyer's Trust Accounts, and NOW accounts paying interest at a rate less than 0.50 percent will be fully insured by the FDIC regardless of the account balance, through December 31, 2009. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules, which was recently increased from $100,000 to $250,000 per depositor.

The Debt Guarantee Program, which guarantees newly issued senior unsecured debt of banks and thrifts, could be utilized by the Company in the future. At present, the Company has no senior unsecured debt outstanding.

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

    In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157, Fair Value Measurements (which was adopted by the Company on January 1, 2008) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. This staff position deferred the effective date of SFAS No. 157 to January 1, 2009, for items within the scope of the staff position and is not expected to have a material effect on the Company's financial position or results of operations.

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS No. 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009.  The adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

    In June 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies—an amendment of FASB Statements No. 5 and 141(R). The purpose of the proposed statement is intended to improve the quality of financial reporting by expanding disclosures required about certain loss contingencies. Investors and other users of financial information have expressed concerns that current disclosures required in SFAS No. 5, Accounting for Contingencies, do not provide sufficient information in a timely manner to assist users of financial statements in assessing the likelihood, timing, and amount of future cash flows associated with loss contingencies. If approved as written, this proposed Statement would expand disclosures about certain loss contingencies in the scope of SFAS No. 5 or SFAS No. 141 (revised 2007), Business Combinations, and would be effective for fiscal years ending after December 15, 2008, and interim and annual periods in subsequent fiscal years. The FASB continues to deliberate this proposed standard at this time.

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

resolve major practice issues related to hedge accounting that have arisen under Statement 133, Accounting for Derivative Instruments and Hedging Activities; and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. If approved as written, the proposed Statement would require application of the amended hedging requirements for financial statements issued for fiscal years beginning after June 15, 2009, and interim periods within those fiscal years. The FASB continues to deliberate this proposed standard at this time.

    In August 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Earnings per Share—an amendment of FASB Statement No. 128. The FASB is issuing this proposed Statement as part of a joint project with the International Accounting Standards Board (IASB). The FASB and the IASB undertook that project to eliminate differences between FASB Statement No. 128, Earnings per Share, and IAS 33, Earnings per Share, in ways that also would clarify and simplify the earnings per share (EPS) computation. This proposed Statement proposes amendments to Statement 128 that would improve the comparability of EPS because the denominator used to compute EPS under Statement 128 would be the same as the denominator used to compute EPS under IAS 33, with limited exceptions. The FASB continues to deliberate this proposed standard at this time.

    In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of an Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies how Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157) should be applied when valuing securities in markets that are not active and illustrates how an entity would determine fair value in this circumstance. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. The adoption of FSP 157-3, effective upon issuance, did not impact the Company’s financial position or results of operations.

    In October 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Subsequent Events. The objective of this proposed Statement is to establish general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued. In particular, this proposed Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity would evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity would recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the  disclosures that an entity would make about events or transactions that occurred after the balance sheet date. The FASB continues to deliberate this proposed standard at this time.

    In December 2008, the FASB issued FASB Staff Position No. 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets and amends FIN 46(R), Consolidation of Variable Interest Entities, to require public entities to provide additional disclosures about their involvement in variable interest entities and certain special purpose entities. This FSP was effective for the first reporting period ending after December 15, 2008. The Company has not engaged in these types of transfers of financial assets; therefore, no additional disclosures were required.

    In January 2009, the FASB issued proposed FASB Staff Position No. 107-b and APB 28-a, Interim Disclosures about Fair Value of Financial Instruments. This proposed FSP would amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also would amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP, if adopted as it is currently written, is effective for interim and annual reporting periods ending after March 15, 2009.

    In February 2009, the FASB decided to reexpose proposed FASB Staff Position No. 157-c, Measuring Liabilities under FASB Statement No. 157. This proposed FSP would clarify the principles in FASB Statement No. 157, Fair Value Measurements, on the measurement of liabilities. This FSP, if adopted as it is currently written, will be applied on a prospective basis effective on the beginning of the period that includes the issuance date of the FSP.

    In March 2008, the FASB issued proposed FSP FAS 132(R)-a, Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, the FASB issued the final FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP is the result of FASB’s redeliberations of that proposed FSP. The provisions of this FSP only apply to single-employer defined benefit plans; the Company participates in a multi-employer defined benefit pension plan. Therefore, the requirements of this FSP will not affect the consolidated financial condition or results of operations of the Company, or the related disclosures about plan assets.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

During the year ended December 31, 2008, the Company increased total assets by $228.2 million to $2.66 billion. Net loans decreased by $96.4 million. The main loan areas experiencing decreases were commercial and residential construction and commercial business. This was partially offset by increases in single-family and multi-family residential mortgage loans and consumer loans. Given the current economy, the Company expects that loan growth overall may continue to be negative as the construction loan category will likely continue to decrease. The Company expects to continue to increase balances in single-family and multi-family residential mortgage loans and consumer loans. Available-for-sale investment securities increased by $222.7 million, primarily due to increased balances of U. S. Government and U. S. Government Agency mortgage-backed securities which were used for pledging to public fund deposit accounts and customer repurchase agreements, and to provide additional liquidity to the Company. While there is no specifically stated goal, the available-for-sale securities portfolio has in recent years been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 24.3% and 17.5% of total assets at December 31, 2008 and 2007, respectively. Cash and cash equivalents increased $87.4 million, again due to the Company’s decision to maintain additional liquidity in 2008 and due to funds received from U.S. Treasury under the Capital Purchase Program (CPP). Foreclosed assets increased $12.3 million, primarily due to the foreclosure of several loan relationships throughout 2008.  See "Non-performing Assets" for additional information on foreclosed assets.

Total liabilities increased $184.0 million from December 31, 2007 to $2.43 billion at December 31, 2008. Deposits increased $144.9 million, securities sold under reverse repurchase agreements with customers increased $71.5 million, structured repurchase agreements increased $50.0 million and short-term borrowings increased $10.4 million, while FHLBank advances decreased $93.4 million. The increases in securities sold under repurchase agreements with customers was the result of corporate customers’ desires to place funds in excess of deposit insurance limits in secured accounts. The increase in short-term borrowings related to additional term borrowings from the FRB under the Term Auction Facility program. FHLBank advances decreased from $213.9 million at December 31, 2007, to $120.5 million at December 31, 2008. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. In September 2008, the Company entered into a structured repo borrowing transaction for $50 million. This borrowing bears interest at a fixed rate of 4.34% if three-month LIBOR remains at 2.81% or less on quarterly interest reset dates; if LIBOR is above the 2.81% rate on quarterly interest reset dates, then the Company’s borrowing rate decreases by 2.5 times the difference in LIBOR (up to 250 basis points). Deposits (excluding brokered and national certificates of deposit) decreased $166.7 million from December 31, 2007. Retail CDs and non-interest-bearing transaction accounts decreased $34.6 million and $27.5 million, respectively. Interest-bearing checking accounts (mainly money market accounts) decreased $104.6 million. Checking account balances totaled $525.2 million at December 31, 2008, down from $657.4 million at December 31, 2007. A significant amount of this reduction in checking balances was moved into customer reverse repurchase agreements as noted above. Total brokered deposits were $974.5 million at December 31, 2008, up from $674.6 million at December 31, 2007. Included in these totals at December 31, 2008 and December 31, 2007, were Great Southern Bank customer deposits totaling $168.3 million and $88.8 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The Company decided to increase the amount of longer-term brokered certificates of deposit in 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the FRB. In 2008, the Company issued approximately $359 million of new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has begun to redeem some of these certificates in 2009 in order to lock in cheaper funding rates or reduce excess cash balances. In addition during 2008, the Company issued approximately $137 million of new brokered certificates, which are fixed rate certificates with maturity terms of generally two to four years, which the Company may not redeem prior to maturity. There are no interest rate swaps associated with these brokered certificates.

Total stockholders' equity increased $44.2 million from $189.9 million at December 31, 2007 to $234.1 million at December 31, 2008. The large increase was the result of the Company’s participation in the Treasury’s

CPP, under which the Company issued $58.0 million of perpetual preferred stock and common stock warrants. The Company recorded a net loss for fiscal year 2008 of $4.4 million and accumulated other comprehensive loss decreased $400,000. Total stockholders’ equity was also reduced by common dividends declared of $9.6 million and preferred dividends of $210,000. In 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and reissued 1,972 shares of Company stock at an average price of $13.23 per share to cover stock option exercises. At December 31, 2008, common stockholders' equity was $178.5 million (6.7% of total assets), equivalent to a book value of $13.34 per common share.

Our participation in the CPP currently precludes us from purchasing shares of the Company’s stock until the earlier of December 5, 2011 or our repayment of the CPP funds. Management has historically utilized stock buy-back programs from time to time as long as repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

Results of Operations and Comparison for the Years Ended December 31, 2008 and 2007

General

Including the effects of the Company's hedge accounting entries recorded in 2008 and 2007, net income decreased $33.7 million, or 115.1%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. This decrease was primarily due to an increase in provision for loan losses of $46.7 million, or 853.4%, an increase in non-interest expense of $4.0 million, or 7.7%, and a decrease in non-interest income of $1.3 million, or 4.3%, partially offset by a decrease in provision for income taxes of $18.1 million, or 126.2%, and an increase in net interest income of $178,000, or 0.2%.

Excluding the effects of the Company's hedge accounting entries recorded in 2008 and 2007, net income decreased $35.9 million, or 124.0%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. This decrease was primarily due to an increase in provision for loan losses of $46.7 million, or 853.4%, an increase in non-interest expense of $4.0 million, or 7.7%, and a decrease in non-interest income of $6.6 million, or 23.6%, partially offset by a decrease in provision for income taxes of $19.3 million, or 136.0%, and an increase in net interest income of $2.1 million, or 2.9%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

The information presented in the table below and elsewhere in this report excluding hedge accounting entries recorded (for the 2008, 2007 and 2006 periods) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The tables below and elsewhere in this report excluding hedge accounting entries recorded (for the 2008, 2007 and 2006 periods) contain reconciliations of this information to the reported information prepared in accordance with GAAP. The Company believes that this non-GAAP financial information is useful in its internal management financial analyses and may also be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated for the reasons described above. The amortization of the deposit broker fee and the net change in fair value of interest rate swaps and related deposits may be volatile. For example, if market interest rates decrease significantly, the interest rate swap counterparties may wish to terminate the swaps prior to their stated maturities. If a swap is terminated, it is likely that the Company would redeem the related deposit account at face value. If the deposit account is redeemed, any unamortized broker fee associated with the deposit account must be written off to interest expense. In addition, if the interest rate swap is terminated, there may be an income or expense impact related to the fair values of the swap and related deposit which were previously recorded in the Company's financial statements. The effect on net income, net interest income, net interest margin and non-interest income could be significant in any given reporting period.

Non-GAAP Reconciliation
(Dollars in thousands)
	Year Ended December 31,
	2008		2007
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings (per common share)	$(4,670)	$(0.35)	$29,299	$2.15

Amortization of deposit broker origination fees (net of taxes)	2,022		762

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(4,534)		(1,102)

Earnings excluding impact of hedge accounting entries	$(7,182)		$28,959

Total Interest Income

Total interest income decreased $19.1 million, or 11.6%, during the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease was due to a $22.9 million, or 16.0%, decrease in interest income on loans, partially offset by a $3.8 million, or 18.1%, increase in interest income on investments and other interest-earning assets. Interest income for loans, investment securities and other interest-earning assets increased due to higher average balances. Interest income for investment securities and other interest-earning assets decreased slightly due to lower average rates of interest while loans experienced a significant decrease in average rates of interest due to the significant rate cuts by the FRB in 2008.

Interest Income - Loans

During the year ended December 31, 2008 compared to the year ended December 31, 2007, interest income on loans decreased primarily due to significantly lower average interest rates. Interest income on loans decreased $28.2 million as the result of lower average interest rates. The average yield on loans decreased from 8.04% during the year ended December 31, 2007, to 6.51% during the year ended December 31, 2008. Average loan rates were much lower in 2008 compared to 2007, as a result of market rates of interest, primarily the "prime rate" of interest. During the last quarter of 2007, market interest rates decreased, with the "prime rate" of interest decreasing 1.00% by the end of December 2007. Then in 2008, the “prime rate” decreased another 4.00% to a rate of 3.25% at December 31, 2008. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. In 2008, the declining interest rates once again put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. In the year ended December 31, 2007, the average yield on loans was 8.04% versus an average prime rate for the period of 8.05%, or a difference of a negative 1 basis point. In the year ended December 31, 2008, the average yield on loans was 6.51% versus an average prime rate for the period of 5.10%, or a difference of 141 basis points.

Interest income increased $5.3 million as the result of higher average loan balances from $1.77 billion during the year ended December 31, 2007 to $1.84 billion during the year ended December 31, 2008. The higher average balance resulted principally from the Bank's increased commercial real estate lending, single-family and multi-family residential lending and consumer lending. The Bank's commercial and residential construction and commercial business average loan balances experienced small decreases compared to 2007.

For the years ended December 31, 2008, and 2007, interest income was reduced $1.2 million and $1.6 million, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period. Partially offsetting this, the Company collected interest that was previously charged off in the amount of $227,000 and $183,000 in the years ended December 31, 2008 and 2007, respectively, due to work-out efforts on non-performing loans.  See "Net Interest Income" for additional information on the impact of this interest activity.

Interest Income - Investments and Other Interest-earning Deposits

Interest income on investments and other interest-earning assets increased as a result of higher average balances during the year ended December 31, 2008, when compared to the year ended December 31, 2007. Interest income increased $4.8 million as a result of an increase in average balances from $431 million during the year ended December 31, 2007, to $534 million during the year ended December 31, 2008. This increase was primarily in available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements and public fund deposits. The balance of available-for-sale mortgage-backed securities has increased from $183.1 million at December 31, 2007 to $485.2 million at December 31, 2008. Interest income decreased by $1.0 million as a result of a decrease in average interest rates from 4.91% during the year ended December 31, 2007, to 4.68% during the year ended December 31, 2008. In previous years, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs). As these securities reached interest rate reset dates in 2007, their rates typically increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) generally declined in 2008 and into 2009, the interest rates on those securities that reprice in 2009 likely will decrease at their next interest rate reset date. The majority of the securities added in 2008 are backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally three to ten years) and then will adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). In addition at December 31, 2007, the Company had several agency securities that were callable at the option of the issuer. Many of these securities were redeemed by the issuer in 2008, so the balance of U. S. Government agency securities has decreased from $125.8 million at December 31, 2007 to $34.8 million at December 31, 2008. This balance has declined further in 2009.

In addition to the increase in securities, the Company has also experienced an increase in interest-earning deposits and non-interest-earning cash equivalents, where additional liquidity was maintained in 2008 due to uncertainty in the financial system. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At December 31, 2008, the Company had cash and cash equivalents of $167.9 million compared to $80.5 million at December 31, 2007.

Total Interest Expense

Including the effects of the Company's accounting change in 2005 for certain interest rate swaps, total interest expense decreased $19.2 million, or 20.8%, during the year ended December 31, 2008, when compared with the year ended December 31, 2007, primarily due to a decrease in interest expense on deposits of $15.4 million, or 20.1%, a decrease in interest expense on FHLBank advances of $2.0 million, or 28.2%, a decrease in interest expense on short-term borrowings and structured repurchase agreements of $1.5 million, or 19.9%, and a decrease in interest expense on subordinated debentures issued to capital trust of $452,000, or 23.6%.

Excluding the effects of the Company's hedge accounting entries recorded in 2008 and 2007 for certain interest rate swaps, economically, total interest expense decreased $21.2 million, or 23.2%, during the year ended December 31, 2008, when compared with the year ended December 31, 2007, primarily due to a decrease in interest expense on deposits of $17.3 million, or 23.0%, a decrease in interest expense on FHLBank advances of $2.0 million, or 28.2%, a decrease in interest expense on short-term borrowings and structured repurchase agreements of $1.5 million, or 19.9%, and a decrease in interest expense on subordinated debentures issued to capital trust of $452,000, or 23.6%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Interest Expense - Deposits

Including the effects of the Company's hedge accounting entries recorded in 2008 and 2007, interest on demand deposits decreased $7.8 million due to a decrease in average rates from 3.34% during the year ended December 31, 2007, to 1.73% during the year ended December 31, 2008. Average interest rates decreased due to lower overall market rates of interest in 2008. Market rates of interest on checking and money market accounts began to decrease in late 2007 and throughout 2008 as the FRB reduced short-term interest rates. Interest on demand deposits increased $124,000 due to an increase in average balances from $481 million during the year ended December 31, 2007, to $484 million during the year ended December 31, 2008. The Company's interest-bearing checking balances have grown in the past several years through increased relationships with correspondent, corporate and retail customers. Average interest-bearing demand balances were $484 million, $481 million and $421 million in 2008, 2007 and 2006, respectively. Average non-interest bearing demand balances were $148 million, $171 million and $189 million in 2008, 2007 and 2006, respectively.

Interest expense on deposits decreased $14.4 million as a result of a decrease in average rates of interest on time deposits from 5.32% during the year ended December 31, 2007, to 4.14% during the year ended December 31, 2008, and increased $6.7 million due to an increase in average balances of time deposits from $1.13 billion during the year ended December 31, 2007, to $1.27 billion during the year ended December 31, 2008. Average interest rates decreased due to lower overall market rates of interest in 2008. Market rates of interest on certificates of deposit began to decrease in late 2007 and throughout 2008 as the FRB reduced short-term interest rates.  As certificates of deposit matured in 2008, they were generally replaced with certificates bearing a lower rate of interest. In 2006 and 2007, the Company increased its balances of brokered certificates of deposit to fund a portion of its loan growth. In 2008, the Company increased its balances of brokered certificates of deposit to lengthen a portion of its funding liabilities and to increase liquidity on its balance sheet in addition to its off-balance sheet funding credit lines. Brokered certificates of deposit balances increased $299.9 million in 2008, from $674.6 million at December 31, 2007, to $974.5 million at December 31, 2008. A large portion of this increase relates to the program described below.

Included in the brokered deposits total at December 31, 2008, is $337.1 which is part of the Certificate of Deposit Account Registry Service (CDARS). This total includes $168.3 in CDARS customer deposit accounts and $168.8 in CDARS purchased funds. Included in the brokered deposits total at December 31, 2007, was $164.7 which was part of the CDARS. This total includes $88.8 in CDARS customer deposit accounts and $75.9 in CDARS purchased funds. CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company. Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.

The effects of the Company's hedge accounting entries recorded in 2008 and 2007 did not impact interest on demand deposits.

Excluding the effects of the Company's hedge accounting entries recorded in 2008 and 2007, economically, interest expense on deposits decreased $16.2 million as a result of a decrease in average rates of interest on time deposits from 5.21% during the year ended December 31, 2007, to 3.89% during the year ended December 31, 2008, and increased $6.6 million due to an increase in average balances of time deposits from $1.13 billion during the year ended December 31, 2007, to $1.27 billion during the year ended December 31, 2008. The average interest rates decreased due to lower overall market rates of interest throughout 2008. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements and Subordinated Debentures Issued to Capital Trust

Interest expense on FHLBank advances decreased $609,000 due to a decrease in average balances on FHLBank advances from $145 million in the year ended December 31, 2007, to $133 million in the year ended December 31, 2008.  The reason for this decrease was the Company elected to utilize other forms of alternative funding during 2008. In addition, FHLBank advances experienced a decrease in average interest rates from 4.81% during the year ended December 31, 2007, to 3.75% during the year ended December 31, 2008, resulting in decreased interest expense of $1.4 million.

Interest expense on short-term borrowings and structured repurchase agreements decreased $4.4 million due to a decrease in average interest rates from 4.30% in the year ended December 31, 2007, to 2.25% in the year ended December 31, 2008. Partially offsetting this decrease, average balances increased from $171 million during the year ended December 31, 2007, to $262 million during the year ended December 31, 2008, resulting in increased interest expense of $2.9 million. The increase in balances of short-term borrowings was primarily due to increases in securities sold under repurchase agreements with Great Southern's corporate customers, utilization of the Federal Reserve’s Term Auction Facility and a structured repurchase agreement borrowing entered into in 2008. The FRB began to lower short-term interest rates in the latter portion of 2007 and continued to maintain very low rates throughout 2008.

Interest expense on subordinated debentures issued to capital trust decreased $622,000 due to a decrease in average interest rates from 6.78% in the year ended December 31, 2007, to 4.73% in the year ended December 31, 2008. Partially offsetting this decrease, interest expense on subordinated debentures issued to capital trust increased $170,000 due to increases in average balances from $28.2 million in the year ended December 31, 2007, to $30.9 million in the year ended December 31, 2008. The average rate of interest on these subordinated debentures decreased in 2008 as these liabilities pay a variable rate of interest that is indexed to LIBOR. In November 2006, the Company redeemed its trust preferred debentures which were issued in 2001 and replaced them with new trust preferred debentures. These new debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.60%, adjusting quarterly.  In July 2007, the Company issued additional trust preferred debentures. These new debentures are also not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.40%, adjusting quarterly.

Net Interest Income

Including the impact of the accounting entries recorded for certain interest rate swaps, net interest income for the year ended December 31, 2008 increased $178,000 to $71.6 million compared to $71.4 million for the year ended December 31, 2007. Net interest margin was 3.01% in the year ended December 31, 2008, compared to 3.24% in 2007, a decrease of 23 basis points.

Most of the decrease in net interest margin resulted from the decision by the Company to increase the amount of longer-term brokered certificates of deposit during 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the FRB. In 2008, the Company issued approximately $359 million of new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has begun to redeem some of these certificates in 2009 in order to lock in cheaper funding rates. In addition during 2008, the Company issued approximately $137 million of new brokered certificates, which are fixed rate certificates with maturity terms of generally two to four years, which the Company may not redeem prior to maturity. There are no interest rate swaps associated with these brokered certificates. These longer-term certificates carry an interest rate that is approximately 150 basis points higher than the interest rate that the Company would have paid if it instead utilized short-term advances from the FHLBank. The Company decided the higher rate was justified by the longer term and the ability to keep committed funding lines available throughout 2008. The net interest margin was also negatively impacted as the Company originated some of the new certificates in advance of the anticipated terminations of these existing certificates, thereby causing the Company to have excess funds for a period of time. These excess funds were invested in short-term cash equivalents at rates that at times caused the Company to earn a negative spread. The average balance of interest-bearing cash equivalents in the three and twelve months ended December 31, 2008, was $76 million and $42 million, respectively. This compares to the average balance of interest-bearing cash equivalents in the three and twelve months ended December 31, 2007, of $3 million and $9 million, respectively. Partially offsetting the increase in brokered CDs, several existing brokered certificates were redeemed by the Company in 2008 as the related interest rate swaps were terminated by the swap counterparties. Interest rate swap notional amounts have decreased from $419 million at December 31, 2007, to $11 million at December 31, 2008. The Company expects to redeem or replace more brokered deposits in 2009 as the excess liquidity is determined by management to no longer be warranted. Interest rates on brokered deposits of similar maturities to those that are callable by the Company have decreased as much as 150 basis points from the rates currently paid on these deposits by the Company. The Company currently has approximately $257 million of such brokered deposits which may be redeemed at the Company’s discretion in the first half of 2009.

Another factor that in 2008 negatively impacted net interest income was the elevated level of LIBOR interest rates compared to Federal Funds rates as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates were elevated approximately 50-75 basis points compared to historical averages versus the stated Federal Funds rate for a significant portion of 2008. This elevated spread has continued into 2009 as the FRB has kept the Federal Funds rate at .25%. While these LIBOR interest rates are still elevated compared to historical averages in relation to Federal Funds, they have decreased along with recent decreases in the Federal Funds rate. The Company has reduced the amount and percentage of interest rate swaps and other borrowings that are indexed to LIBOR. Funding costs related to local market deposits and brokered certificates of deposit have also been elevated due to competition by issuers seeking to generate significant funding.

For the years ended December 31, 2008 and 2007, interest income was reduced $1.2 million and $1.6 million, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period. Partially offsetting this, the Company collected interest that was previously charged off in the amount of $227,000 and $183,000 in the years ended December 31, 2008 and 2007, respectively.

The Company's overall interest rate spread increased 3 basis points, or 1.1%, from 2.71% during the year ended December 31, 2007, to 2.74% during the year ended December 31, 2008. The increase was due to a 136 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 133 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 23 basis points, or 7.1%, from 3.24% for the year ended December 31, 2007, to 3.01% for the year ended December 31, 2008. In comparing the two years, the yield on loans decreased 153 basis points while the yield on investment securities and other interest-earning assets decreased 23 basis points. The rate paid on deposits decreased 126 basis points, the rate paid on FHLBank advances decreased 106 basis points, the rate paid on short-term borrowings decreased 205 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 205 basis points. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Excluding the impact of the accounting entries recorded for certain interest rate swaps, economically, net interest income for the year ended December 31, 2008 increased $2.1 million to $74.7 million compared to $72.6 million for the year ended December 31, 2007. Net interest margin excluding the effects of the accounting change was 3.14% in the year ended December 31, 2008, compared to 3.29% in the year ended December 31, 2007. The Company's overall interest rate spread increased 11 basis points, or 4.0%, from 2.77% during the year ended December 31, 2007, to 2.88% during the year ended December 31, 2008. The increase was due to a 144 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 133 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 15 basis points, or 4.6%, from 3.29% for the year ended December 31, 2007, to 3.14% for the year ended December 31, 2008. In comparing the two years, the yield on loans decreased 153 basis points while the yield on investment securities and other interest-earning assets decreased 23 basis points. The rate paid on deposits decreased 136 basis points, the rate paid on FHLBank advances decreased 106 basis points, the rate paid on short-term borrowings decreased 205 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 205 basis points.

The prime rate of interest averaged 5.10% during the year ended December 31, 2008 compared to an average of 8.05% during the year ended December 31, 2007. In the last three months of 2007 and throughout 2008, the FRB decreased short-term interest rates. At December 31, 2008, the national “prime rate” stood at 3.25% and the Company’s average interest rate on its loan portfolio was 6.35%. Over half of the Bank's loans were tied to prime at December 31, 2008; however, most of these loans had interest rate floors or were indexed to “Great Southern Bank prime,” which has not been reduced below 5.00%. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate risk management.

Non-GAAP Reconciliation:
 (Dollars in thousands)

	Year Ended December 31
	2008		2007
	$	%	$	%

Reported Net Interest Income/Margin	$71,583	3.01%	$71,405	3.24%

Amortization of deposit broker origination fees	3,111	.13	1,172	.05

Net interest income/margin excluding impact of hedge accounting entries	$74,694	3.14%	$72,577	3.29%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Annual Report on Form 10-K. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses was $52.2 million and $5.5 million during the years ended December 31, 2008 and December 31, 2007, respectively. The allowance for loan losses increased $3.7 million, or 14.5%, to $29.2 million at December 31, 2008 compared to $25.5 million at December 31, 2007. Net charge-offs were $48.5 million in 2008 versus $6.3 million in 2007. The increase in provision for loan losses and charge-offs for the year ended December 31, 2008, was due principally to the $35 million which was provided for and charged off in the quarter ended March 31, 2008, related to the Company's loans to the Arkansas-based bank holding company and related loans to individuals described in the Company's Quarterly Report on Form 10-Q for March 31, 2008. In addition, general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to increased provisions and charge-offs. As properties were transferred into non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

In May 2008, the Company determined to record a provision expense and related charge-off of $35 million related to a $30 million stock loan to an Arkansas-based bank holding company (ABHC) and the under-collateralized portion of other associated loans totaling $5 million, which loans were previously discussed in the Company's Annual Report on Form 10-K filed on March 17, 2008, Current Report on Form 8-K filed on May 12, 2008, and Quarterly Report on Form 10-Q filed on May 19, 2008.  The charge-off resulted from the appointment of the FDIC as Receiver for ABHC's subsidiary, ABank, by the OCC on May 9, 2008, and the closing of ABank by the FDIC that same day.  As a result of these regulatory actions, the $30 million loan as well as $5 million, representing the undercollateralized portion of other related loans, were charged off by the Company, with the provision expense and associated charge-off recorded in the first quarter of 2008.

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

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management has long ago established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. More recently, additional procedures have been implemented to provide for more frequent management review of the loan portfolio based on loan size, loan type, delinquencies, on-going correspondence with borrowers, and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The Bank's allowance for loan losses as a percentage of total loans was 1.66%, 1.63% and 1.38% at December 31, 2008, September 30, 2008, and December 31, 2007, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions. If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non- performing assets will fluctuate. Non-performing assets at December 31, 2008, were $65.9 million, up $10.0 million from December 31, 2007. Non-performing assets as a percentage of total assets were 2.48% at December 31, 2008, compared to 2.30% at December 31, 2007. Compared to December 31, 2007, non- performing loans decreased $2.3 million to $33.2 million while foreclosed assets increased $12.3 million to $32.7 million. Commercial real estate, construction and business loans comprised $29.7 million, or 89%, of the total $33.2 million of non-performing loans at December 31, 2008.

Non-performing Loans. Compared to December 31, 2007, non-performing loans decreased $2.3 million to $33.2 million. Non-performing loan increases and decreases are described below.

Increases in non-performing loans in 2008, that remained in Non-Performing Loans at December 31, 2008, included:

•
An $8.3 million loan relationship, which is secured primarily by multiple subdivisions in the St. Louis area. This relationship was charged down $2 million upon transfer to non-performing loans. The $8.3 million balance represents the Company's total exposure, but only 55% of the total borrowers' liability, with 45% participated to other banks. This relationship has been with Great Southern since 2005 and lot sales have slowed.

•
A $1.6 million loan relationship, which is secured primarily by eleven houses for sale in Northwest Arkansas. Four of the houses are either under contract or have contracts pending, but none of these sales have been completed at this time.

•
A $3.0 million loan relationship, which is secured primarily by a condominium development in Kansas City. Some sales occurred during 2007, with the outstanding balance decreasing $1.9 million in 2007. No sales occurred in 2008; however, some principal reduction payments were made. This relationship was charged down approximately $285,000 upon transfer to non-performing loans in the third quarter of 2008, to a balance of $2.5 million.

•
A $1.9 million loan relationship, which is secured primarily by a residential subdivision development and developed lots in various subdivisions in Springfield, Mo. This relationship was charged down $413,000 to $1.4 million at December 31, 2008 upon receipt of updated appraisals to establish the current value of the collateral.

•
A $2.3 million loan relationship, which is secured primarily by commercial land and acreage to be developed into commercial lots in Northwest Arkansas. This relationship was transferred to non-performing loans in the third quarter of 2008. It was charged down approximately $320,000 upon transfer to foreclosed assets in the first quarter of 2009, to a balance of $2.0 million.

At December 31, 2008, six loan relationships in excess of $1 million accounted for $23.8 million of the total non-performing loan balance of $33.2 million. In addition to the five relationships in excess of $1 million noted above, one other significant loan relationship was included in Non-performing Loans at December 31, 2007, and remained there at December 31, 2008. This relationship is described below:

•
A $7.7 million loan relationship, which is secured by a condominium and retail historic rehabilitation development in St. Louis. The original relationship has been reduced through the receipt of Tax Increment Financing funds and a portion of the Federal and State historic tax credits ultimately expected to be received by the Company in 2008. Upon receipt of the remaining Federal and State tax credits, the Company expects to reduce the balance of this relationship to approximately $5.0 million, the value of which is substantiated by a recent appraisal. The Company expects to remove this relationship from loans and hold it as a real estate asset once the tax credit process is completed. To date, six of the ten residential units are leased. The retail space is not leased at this time.

Three other significant relationships were both added to the Non-performing Loans category and subsequently transferred to foreclosed assets during the year ended December 31, 2008:

•
A $2.5 million loan relationship, which was secured primarily by an office and residential historic rehabilitation project in St. Louis, was assumed by a new borrower upon the sale of the collateral.  This is now considered a performing loan.

•
A portion of the primary collateral underlying a $1.2 million loan relationship, lots, houses and duplexes for resale in the Joplin, Mo., area, was sold during the fourth quarter of 2008. The remaining properties, totaling $325,000, were foreclosed during the fourth quarter of 2008.

•
A $1.7 million loan relationship, which involves a retail/office rehabilitation project in the St. Louis metropolitan area, was added to Non-Performing Loans in the first quarter of 2008. This relationship was transferred to foreclosed assets during the second quarter of 2008. A charge-off of approximately $1.0 million was recorded upon the transfer of the relationship to foreclosed assets. This relationship remains in foreclosed assets at December 31, 2008.

Two other significant relationships were both added to the Non-performing Loans category and subsequently paid off during the year ended December 31, 2008. The first relationship was $2.7 million, and was secured primarily by a motel in the State of Florida. The primary collateral was sold by the borrower during the third quarter of 2008. The Company received a principal reduction on the debt and financed the new owner. The second relationship was $6.6 million, and was previously secured by a stock investment in a bank holding company, and then was replaced with anticipated tax refunds, interests in various business ventures and other collateral. A charge-off of approximately $5.1 million was recorded upon the transfer of the relationship to Non-Performing Loans in the first quarter of 2008. This relationship was reduced to $687,000, during the third quarter of 2008 through receipt of a portion of the anticipated tax refunds. In November 2008, the Company received a payment from the borrower which reduced the outstanding balance of this relationship on the Company's books to $-0-.

Five other significant relationships were included in the Non-performing Loans category at December 31, 2007, and were subsequently transferred to foreclosed assets during the year ended December 31, 2008. These relationships are described below:

•
A $1.3 million loan relationship, which involves a restaurant building in Northwest Arkansas, was foreclosed upon during the second quarter of 2008. The Company sold this property prior to December 31, 2008.

•
A $1.9 million loan relationship, which involves partially-developed subdivision lots in northwest Arkansas, was foreclosed upon in the second quarter of 2008. This relationship remains in foreclosed assets at December 31, 2008.

•
A $1.0 million loan relationship, which involves subdivision lots and houses in central Missouri, was foreclosed upon during the first quarter of 2008. This relationship was charged down to $660,000 upon transfer to foreclosed assets. This relationship remains in foreclosed assets at December 31, 2008.

•
A $5.7 million loan relationship, which involves two office and retail historic rehabilitation developments. At the time this relationship was transferred to the Non-performing Loans category the Company recorded a write-down of $240,000. Both of the projects are completed and the space in both cases is partially leased. The projects are located in southeast Missouri and southwest Missouri. The project in southwest Missouri was sold prior to December 31, 2008. The project in southeast Missouri remains in foreclosed assets at December 31, 2008, with a balance of $3.9 million. While this asset is included in the Company’s Non-Performing Asset totals and ratios, the Company does not consider it to be a “Substandard Asset” as it produces a market return on the amount invested.

•
A $1.3 million loan relationship, which involves several completed houses in the Branson, Mo., area, was foreclosed upon during the second quarter of 2008. At December 31, 2008, this relationship was recorded in foreclosed assets at $1.0 million after a $200,000 write-down in the second quarter of 2008 and the sale of a portion of the properties which reduced the relationship balance by $219,000.

Two other significant relationships were included in the Non-performing Loans category at December 31, 2007, and subsequently were paid off during the year ended December 31, 2008. The first relationship was $3.3 million, which was secured by a nursing home in the State of Missouri. This relationship was paid off in the first quarter of 2008 upon the sale of the facility. The Company had previously recorded a charge to the allowance for loan losses regarding this relationship and recovered approximately $500,000 to the allowance upon receipt of the loan payoff. The second relationship was $2.6 million. A portion of the primary collateral underlying this loan relationship, the borrowers’ interest in a publicly regulated entity, was sold by the borrower during the third quarter of 2008. The borrower sold a two-thirds interest in the entity and the new owner assumed the debt to the Company.

Foreclosed Assets. Of the total $32.7 million of foreclosed assets at December 31, 2008, foreclosed real estate totaled $31.9 million and repossessed automobiles, boats and other personal property totaled $746,000. Foreclosed assets increased $12.3 million during the year ended December 31, 2008, from $20.4 million at December 31, 2007, to $32.7 million at December 31, 2008. During the year ended December 31, 2008, foreclosed assets increased primarily due to the addition of five significant relationships to the foreclosed assets category and the addition of several smaller relationships that involve houses that are completed and for sale or under construction, as well as developed subdivision lots, partially offset by the sale of similar houses and subdivision lots. These five significant relationships, along with four significant relationships from December 31, 2007 that remain in the foreclosed assets category, are described below.

At December 31, 2008, nine separate relationships totaled $20.4 million, or 63%, of the total foreclosed assets balance. These nine relationships include:

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

•
A $3.9 million asset relationship, which involves an office and retail historic rehabilitation development in southeast Missouri. While this asset is included in the Company’s Non-Performing Asset totals and ratios, the Company does not consider it to be a “Substandard Asset” as it produces a market return on the amount invested.

•
A $2.7 million asset relationship, which involves a mixed use development in the St. Louis, Mo., metropolitan area. This was originally a $15 million loan relationship that was reduced by guarantors paying down the balance by $10 million and the allocation of a portion of the collateral to a performing loan, the payment of which comes from Tax Increment Financing revenues of the development.

•
A $2.3 million relationship, which involves residential developments in Northwest Arkansas. One of the developments has some completed houses and additional lots. The second development is comprised of completed duplexes and triplexes. A few sales of single-family houses have occurred and the remaining properties are being marketed for sale. This relationship has been reduced from $3.1 million through the sale of some of the houses.

•
A $2.2 million loan relationship, which previously involved two residential developments (now one development) in the Kansas City, Mo., metropolitan area. This subdivision is primarily comprised of developed lots with some additional undeveloped ground. This relationship has been reduced from $4.3 million through the sale of one of the subdivisions and a charge down of the balance. The Company is marketing the property for sale.

•
A $1.9 million loan relationship, which is involves partially-developed subdivision lots in northwest Arkansas, was foreclosed upon in the second quarter of 2008. The Company is marketing the property for sale.

•	A $1.8 million relationship, which involves a residence and commercial building in the Lake of the Ozarks, Mo., area. The Company is marketing these properties for sale.

•
A $1.4 million relationship, which involves residential developments, primarily residential lots in three different subdivisions and undeveloped ground, in the Branson, Mo., area. The Company has been in contact with various developers to determine interest in the projects and is marketing these properties for sale.

•	A $1.0 million loan relationship, which involves several completed houses in the Branson, Mo., area. The Company is marketing these properties for sale.

Potential Problem Loans. Potential problem loans decreased $12.5 million during the year ended December 31, 2008 from $30.3 million at December 31, 2007 to $17.8 million at December 31, 2008. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets.

During the year ended December 31, 2008, potential problem loans decreased primarily due to the transfer of four unrelated significant relationships totaling $13.3 million from the Potential Problem Loans category to other non-performing asset categories as previously discussed above. Two of these relationships involve residential construction and development loans - one relationship in Springfield totaling $3.0 million and one relationship in the St. Louis area totaling $4.3 million. The two other relationships involve a motel in the State of Florida totaling $2.7 million and a condominium development in Kansas City totaling $3.2 million. In addition, one other relationship that is secured primarily by a subdivision and vacant land near Little Rock, Arkansas was removed from the Potential Problem Loan category due to an ownership change in the project, which added equity to the project as well as additional guarantor support, and a reduction of $562,000 from the sale of a portion of the collateral.

During the year ended December 31, 2008, potential problem loans increased primarily due to the addition of four unrelated relationships totaling $5.7 million to the Potential Problem Loans category. The first relationship consists of an office building and commercial land near Springfield, Missouri totaling $3.2 million. The borrower has experienced cash flow problems on other projects which have led to payment delinquencies on this project. The second relationship consists of vacant land (pad sites) to be developed for condominiums near Branson, Missouri totaling $0.9 million. Sales of the units have been slower than projections resulting in cash flow problems. The third relationship consists of subdivision lots in southwest Missouri totaling $0.9 million. The fourth relationship consists of subdivision lots and houses in southwest Missouri totaling $0.7 million.

At December 31, 2008, three other large unrelated relationships were included in the Potential Problem Loan category. All three of these relationships were included in the Potential Problem Loan category at December 31, 2007. The first relationship totaled $1.4 million at December 31, 2007, and was reduced to $1.1 million at December 31, 2008, through the sale of houses. The relationship is secured primarily by a retail center, developed and undeveloped residential subdivisions, and single-family houses being constructed for resale in the Springfield, Missouri, area. The second relationship consists of a retail center, improved commercial land and other collateral in the states of Georgia and Texas totaling $3.3 million. During 2008, the Company obtained additional collateral and guarantor support. The third relationship consists of a residential subdivision in Springfield, Missouri totaling $2.1 million. At December 31, 2008, these seven significant relationships described above accounted for $12.2 million of the potential problem loan total.

Non-interest Income

Including the effects of the Company's hedge accounting entries recorded in 2008 and 2007 for certain interest rate swaps, non-interest income for the year ended December 31, 2008 was $28.1 million compared with $29.4 million for the year ended December 31, 2007. The $1.3 million, or 4.3%, decrease in non-interest income was primarily the result of the impairment write-down in value of certain available-for-sale equity investments and lower commission revenue from the Company's travel and investment divisions, partially offset by an increase in income related to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits.

The impairment write-down totaled $7.4 million on a pre-tax basis (including $5.3 million related to Fannie Mae and Freddie Mac preferred stock, which was discussed in the September 30, 2008, Quarterly Report on Form 10-Q). These equity investments have experienced significant fair value declines over the past year. It is unclear if or when the values of these investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment. The Company continues to hold these securities in the available-for-sale category. The Company also recorded an impairment write-down of $1.1 million on a pre-tax basis in 2007.

    For the year ended December 31, 2008, commission income from the Company's travel, insurance and investment divisions decreased $1.2 million, or 12.2%, compared to 2007. Part of this decrease ($775,000) was in the investment division as a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates.  As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced. The Company's travel division also experienced a decrease in commission income of $543,000 in 2008 compared to 2007. Customers are reducing their travel as a result of current economic conditions.

A significant increase in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $7.0 million in the year ended December 31, 2008, and an increase of $1.6 million in the year ended December 31, 2007. Income of this magnitude related to the change in the fair value of certain interest rate swaps and the related change in the fair value of hedged deposits should not be expected in future years. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been (and continues to be) recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. In the first quarter of 2009, the interest rate swap counterparties have elected to exercise the call options on the remaining callable swaps and the Company has elected to redeem the related certificates of deposit. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

Excluding the securities losses and interest rate swap income discussed above, non-interest income for the year ended December 31, 2008, was $28.5 million compared with $28.9 million for the year ended December 31, 2007, or a decrease of $409,000. This decrease was primarily attributable to the lower commission revenue from the Company's travel and investment divisions, which was discussed above, partially offset by an increase of $378,000 in gains on sales of mortgage loans.

Non-GAAP Reconciliation (Dollars in thousands)

	Year Ended December 31, 2008
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$28,144	$6,976	$21,168

	Year Ended December 31, 2007
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$29,419	$1,695	$27,724

Non-Interest Expense

Total non-interest expense increased $4.0 million, or 7.7%, from $51.7 million in the year ended December 31, 2007, compared to $55.7 million in the year ended December 31, 2008. The increase was primarily due to: (i) an increase of $920,000, or 3.1%, in salaries and employee benefits; (ii) an increase of $750,000, or 50.9%, in insurance expense (primarily FDIC deposit insurance); (iii) an increase of $2.8 million, or 464.3%, in expense on foreclosed assets; (iv) an increase of $492,000, or 39.5%, in legal and professional fees (primarily legal fees related to the credit resolution process) and (v) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, advertising and telephone. The Company's efficiency ratio for the year ended December 31, 2008, was 55.86% compared to 51.28% in 2007. These efficiency ratios include the impact of the hedge accounting entries for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the full year 2008 was 58.11% compared to 51.55% in 2007. The Company's ratio of non-interest expense to average assets decreased from 2.18% for the year ended December 31, 2007, to 2.07% for the year ended December 31, 2008.

In 2007, the Federal Deposit Insurance Corporation (FDIC) began to once again assess insurance premiums on insured institutions. Under the new pricing system, institutions in all risk categories, even the best rated, are charged an FDIC premium. Great Southern received a deposit insurance credit as a result of premiums previously paid. The Company's credit offset assessed premiums for the first half of 2007, but premiums were owed by the Company beginning in the latter half of 2007 and throughout 2008. The Company incurred additional deposit insurance expense of $827,000 related to this in 2008 compared to 2007. The Company expects significant increased expense in 2009 as a result of the FDIC increasing insurance premiums for all banks and with additional expense based upon deposit growth.

Due to the increases in levels of foreclosed assets, foreclosure-related expenses in 2008 were higher than 2007 by approximately $2.8 million (net of income received on foreclosed assets). The Company expects that expenses on foreclosed assets and expenses related to the credit resolution process will remain elevated in 2009.

The Company's increase in non-interest expense in 2008 compared to 2007 also related to the continued growth of the Company. In March 2007, Great Southern completed its acquisition of a travel agency in St. Louis.  In addition since June 2007, the Company opened banking centers in Springfield, Mo. and Branson, Mo. As a result, in the year ended December 31, 2008, compared to the year ended December 31, 2007, non-interest expenses increased $576,000 related to the ongoing operations of these entities.

Non-GAAP Reconciliation:
 (Dollars in thousands)
	Year Ended December 31,
	2008			2007
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$55,706	$99,727	55.86%	$51,707	$100,824	51.28%

Amortization of deposit broker origination fees	---	3,111	(1.81)	---	1,172	(.61)
Net change in fair value of interest rate swaps and related deposits	---	(6,976)	4.06	---	(1,695)	.88

Efficiency ratio excluding impact of hedge accounting entries	$55,706	$95,862	58.11%	$51,707	$100,301	51.55%

*Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 32.9% for the year ended December 31, 2007. The Company’s effective tax benefit rate was 45.9% for the year ended December 31, 2008. The effective tax rate (as compared to the statutory federal tax rate of 35.0%) was primarily affected by higher balances and rates of tax-exempt investment securities and loans in both years, and in 2008, was also influenced by the amount of the tax-exempt interest income relative to the Company’s pre-tax loss. For future periods, the Company expects the effective tax rate to be in the range of 32-35% of pre-tax net income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $2.5 million, $3.2 million and $2.8 million for 2008, 2007 and 2006, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	December 31, 2008	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
One- to four-family residential	6.22%	$206,299	$13,290	6.44%	$180,797	$12,714	7.03%	$177,040	$12,031	6.80%
Other residential	6.54	109,348	7,214	6.60	81,568	6,914	8.48	86,251	7,078	8.21
Commercial real estate	6.46	479,347	32,250	6.73	456,377	37,614	8.24	464,710	37,958	8.17
Construction	5.98	649,037	41,448	6.39	673,576	55,993	8.31	586,343	49,792	8.49
Commercial business	5.91	162,512	10,013	6.16	171,902	14,160	8.24	111,742	9,587	8.58
Other loans	7.32	179,731	11,871	6.60	153,421	11,480	7.48	142,877	10,560	7.39
Industrial revenue bonds(1)	6.38	55,728	3,743	6.72	56,612	3,844	6.79	84,199	6,088	7.23

Total loans receivable	6.35	1,842,002	119,829	6.51	1,774,253	142,719	8.04	1,653,162	133,094	8.05

Investment securities and other interest- earning assets(1)	5.00	533,567	24,985	4.68	430,874	21,152	4.91	387,110	16,987	4.39

Total interest-earning assets	5.97	2,375,569	144,814	6.10	2,205,127	163,871	7.43	2,040,272	150,081	7.36

Noninterest-earning assets:
Cash and cash equivalents		71,989			84,668			98,210
Other non-earning assets		74,446			50,648			40,710

Total assets		$2,522,004			$2,340,443			$2,179,192
Interest-bearing liabilities:
Interest-bearing demand and savings	1.18	$484,490	8,370	1.73	$480,756	16,043	3.34	$421,201	12,678	3.01
Time deposits	3.67	1,268,941	52,506	4.14	1,131,825	60,189	5.32	1,035,685	53,055	5.12
Total deposits	3.13	1,753,431	60,876	3.47	1,612,581	76,232	4.73	1,456,886	65,733	4.51
Short-term borrowings	1.78	262,004	5,892	2.25	170,946	7,356	4.30	129,523	5,648	4.36
Subordinated debentures issued to capital trust	4.87	30,929	1,462	4.73	28,223	1,914	6.78	18,739	1,335	7.12
FHLB advances	3.30	133,477	5,001	3.75	144,773	6,964	4.81	180,414	8,138	4.51

Total interest- bearing liabilities	2.95	2,179,841	73,231	3.36	1,956,523	92,466	4.72	1,785,562	80,854	4.53

Noninterest-bearing liabilities:
Demand deposits		147,665			171,479			189,484
Other liabilities		10,873			26,716			38,352

Total liabilities		2,338,379			2,154,718			2,013,398

Stockholders’ equity		183,625			185,725			165,794

Total liabilities and stockholders' equity		$2,522,004			$2,340,443			$2,179,192

Net interest income:
Interest rate spread	3.02%		$71,583	2.74%		$71,405	2.71%		$69,227	2.83%
Net interest margin*				3.01%			3.24%			3.39%

Average interest-earning assets to average interest-bearing liabilities		109.0%			112.7%			114.3%

______________________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $62.4 million, $69.7 million and $63.1 million for 2008, 2007 and 2006, respectively. In addition, average tax-exempt industrial revenue bonds were $33.1 million, $30.6 million and $25.8 million in 2008, 2007 and 2006, respectively. Interest income on tax-exempt assets included in this table was $4.7 million $4.4 million and $4.0 million for 2008, 2007 and 2006, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.6 million, $3.2 million and $2.8 million for 2008, 2007 and 2006, respectively.

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

	Year Ended December 31, 2008 vs. December 31, 2007			Year Ended December 31, 2007 vs. December 31, 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(28,166)	$5,276	$(22,890)	$(116)	$9,741	$9,625
Investment securities and other interest-earning assets	(1,013)	4,846	3,833	2,133	2,032	4,165

Total interest-earning assets	(29,179)	10,122	(19,057)	2,017	11,773	13,790

Interest-bearing liabilities:
Demand deposits	(7,797)	124	(7,673)	1,462	1,903	3,365
Time deposits	(14,403)	6,720	(7,683)	2,076	5,058	7,134

Total deposits	(22,200)	6,844	(15,356)	3,538	6,961	10,499
Short-term borrowings and structured repo	(4,396)	2,932	(1,464)	(75)	1,783	1,708
Subordinated debentures issued to capital trust	(622)	170	(452)	(67)	646	579
FHLBank advances	(1,354)	(609)	(1,963)	514	(1,688)	(1,174)

Total interest-bearing liabilities	(28,572)	9,337	(19,235)	3,910	7,702	11,612

Net interest income	$(607)	$785	$178	$(1,893)	$4,071	$2,178

Results of Operations and Comparison for the Years Ended December 31, 2007 and 2006

General

Including the effects of the Company's hedge accounting entries recorded in 2007 and 2006, net income decreased $1.4 million, or 4.7%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. This decrease was primarily due to an increase in non-interest expense of $2.9 million, or 5.8%, an increase in provision for income taxes of $484,000, or 3.5%, and a decrease in non-interest income of $213,000, or 0.7%, partially offset by an increase in net interest income of $2.2 million, or 3.1%.

Excluding the effects of the Company's hedge accounting entries recorded in 2007 and 2006, net income decreased $1.7 million, or 5.7%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. This decrease was primarily due to an increase in non-interest expense of $2.9 million, or 5.8%, an increase in provision for income taxes of $328,000, or 2.4%, and a decrease in non-interest income of $55,000, or 0.2%, partially offset by an increase in net interest income of $1.6 million, or 2.2%. See "Item 6. - Selected Consolidated Financial Data - Restatement of Previously Issued Consolidated Financial Statements" for a discussion of the current and previously reported financial statements due to the Company's accounting change for certain interest rate swaps in 2005.

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

Non-GAAP Reconciliation
(Dollars in thousands)
	Year Ended December 31,
	2007		2006
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings	$29,299	$2.15	$30,743	$2.22

Amortization of deposit broker origination fees (net of taxes)	762		1,155

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(1,102)		(1,204)

Earnings excluding impact of hedge accounting entries	$28,959		$30,694

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

•
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

•	A $1.3 million loan relationship, which is secured by a restaurant building in northwest Arkansas. The Company has begun foreclosure on this property.

•
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

•
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

•	A $1.9 million loan relationship, which is secured by partially-developed subdivision lots in northwest Arkansas. The Company has begun foreclosure proceedings.

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

•
A $4.6 million loan relationship, described in the June 30, 2007, Quarterly Report on Form 10-Q, which is secured by two residential developments in the Kansas City, Mo., metropolitan area. At the time of the transfer to foreclosed assets, the asset was reduced to $4.3 million through a charge-off to the allowance for loan losses.

•
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

At December 31, 2007, five separate relationships totaled $13.1 million, or 65%, of the total foreclosed assets balance. These five relationships include:

•	A $2.6 million relationship, which involves a motel in the State of Illinois. As discussed above, the motel was sold in the first quarter 2008 at no additional loss to the Company.

•
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

•	A $1.8 million relationship, which involves a residence and commercial building in the Lake of the Ozarks, Mo., area. The Company is marketing these properties for sale.

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

Non-interest Income

Including the effects of the Company's hedge accounting entries recorded in 2007 and 2006 for certain interest rate swaps, non-interest income for the year ended December 31, 2007 was $29.4 million compared with $29.6 million for the year ended December 31, 2006. The $213,000, or 0.7%, decrease in non-interest income was primarily the result of the impairment write-down in value of one available-for-sale Freddie Mac preferred stock security.  This write-down totaled $1.1 million. This security has an interest rate that resets to a market index every 24 months and currently yields a tax-equivalent interest rate of about 8.5-9.0%. The security has had unrealized gains and losses from time to time. These unrealized gains and losses were recorded directly to equity in prior periods, so this other-than-temporary write-down did not affect total equity. Throughout the first ten months of 2007, as expected, the fair value of the security increased as market interest rates fell. However, in November and December 2007 the value of this security declined sharply due to the credit and capital concerns faced by many financial services companies, including government-sponsored enterprises Freddie Mac and Fannie Mae. Freddie Mac and Fannie Mae have recently issued new perpetual preferred stock at higher yields than this security and that has also driven the value down for many of the previously issued preferred stocks. The Company has the ability to continue to hold this security in its portfolio for the foreseeable future and believes that the fair value of this security may recover from the current level in future periods, if and when credit and capital concerns subside for these government-sponsored enterprises.

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

Non-GAAP Reconciliation (Dollars in thousands)

	Year Ended December 31, 2007
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$29,419	$1,695	$27,724

	Year Ended December 31, 2006
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$29,632	$1,853	$27,779

Non-Interest Expense

    Total non-interest expense increased $2.9 million, or 5.8%, from $48.8 million in the year ended December 31, 2006, compared to $51.7 million in the year ended December 31, 2007. The increase was primarily due to: (i) an increase of $1.9 million, or 6.6%, in salaries and employee benefits; (ii) an increase of $597,000, or 68.2%, in insurance expense, primarily FDIC deposit insurance; (iii) an increase of $489,000, or 410%, in expense on foreclosed assets and (iv) smaller increases and decreases in other non-interest expense areas, such as occupancy and equipment expense, postage, advertising, telephone, legal and professional fees, and bank charges and fees related to additional correspondent relationships. The Company's efficiency ratio for the year ended December 31, 2007, was 51.28% compared to 49.37% in 2006. These efficiency ratios include the impact of the hedge accounting entries for certain interest rate swaps. Excluding the effects of these entries, the efficiency ratio for the full year 2007 was 51.55% compared to 49.41% in 2006. The Company's ratio of non-interest expense to average assets decreased from 2.23% for the year ended December 31, 2006, to 2.18% for the year ended December 31, 2007. As discussed in the Company's 2006 Annual Report on Form 10-K, changes were made to the Company's retirement plans in 2006. These changes resulted in a decrease of $315,000 in expenses in the year ended December 31, 2007, compared to 2006.

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

Non-GAAP Reconciliation:
 (Dollars in thousands)
	Year Ended December 31,
	2007			2006
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$51,707	$100,824	51.28%	$48,807	$98,859	49.37%

Amortization of deposit broker origination fees	---	1,172	(.61)	---	1,777	(.88)
Net change in fair value of interest rate swaps and related deposits	---	(1,695)	.88	---	(1,853)	.92

Efficiency ratio excluding impact of hedge accounting entries	$51,707	$100,301	51.55%	$48,807	$98,783	49.41%

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

Liquidity and Capital Resources

    Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2008, the Company had commitments of approximately $8.4 million to fund loan originations, $152.6 million of unused lines of credit and unadvanced loans, and $16.3 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2008. Additional information regarding these contractual obligations is discussed further in Notes 6, 7, 8, 11 and 14 of the Notes to Consolidated Financial Statements.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Deposits without a stated maturity	$ 525,241	$ ---	$ ---	$ 525,241
Time and brokered certificates of deposit	789,228	569,543	22,801	1,381,572
Federal Home Loan Bank advances	24,821	10,376	85,275	120,472
Short-term borrowings	298,629	---	---	298,629
Structured repurchase agreements	---	---	50,000	50,000
Subordinated debentures	---	---	30,929	30,929
Operating leases	839	1,331	36	2,206
Dividends declared but not paid	2,618	---	---	2,618

	1,641,376	581,250	189,041	2,411,667
Interest rate swap fair value adjustment	1,215	---	---	1,215

	$1,642,591	$581,250	$189,041	$2,412,882

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

The Company's total stockholders' equity was $234.1 million, or 8.8% of total assets of $2.66 billion at December 31, 2008, compared to equity of $189.9 million, or 7.8% of total assets of $2.43 billion at December 31, 2007. As of December 31, 2008, common stockholders' equity was $178.5 million, or 6.7% of total assets, equivalent to a book value of $13.34 per common share.

    On December 5, 2008, the Company completed a transaction to participate in the U.S. Treasury's voluntary Capital Purchase Program. The Capital Purchase Program, a part of the Emergency Economic Stabilization Act of 2008, is designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers. The Company received $58.0 million from the U.S. Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share. The amount of preferred shares sold represents approximately 3% of the Company's risk-weighted assets as of September 30, 2008. Through its preferred stock investment, the Treasury will receive a cumulative dividend of 5% per year for the first five years, or $2.9 million per year, and 9% per year thereafter. The preferred shares are callable at 100% of the issue price, subject to consultation by the U.S. Treasury with the Company's primary federal regulator. In addition, for a period of the earlier of three years or until these preferred shares have been redeemed by the Company or divested by the Treasury, the Company has certain limitations on dividends that may be declared on its common or preferred stock and is prohibited from repurchasing shares of its common or other capital stock or any trust preferred securities issued by the Company.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2008, the Bank's Tier 1 risk-based capital ratio was 10.7%, total risk-based capital ratio was 11.9% and the Tier 1 leverage ratio was 7.8%. As of December 31, 2008, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2008, the Company's Tier 1 risk-based capital ratio was 13.8%, total risk-based capital ratio was 15.1% and the Tier 1 leverage ratio was 10.1%. As of December 31, 2008, the Company was "well capitalized" under the capital ratios described above.

At December 31, 2008, the held-to-maturity investment portfolio included no gross unrealized losses and $62,000 of gross unrealized gains.

The Company's primary sources of funds are customer deposit, FHLBank advances, other borrowings, loan repayments, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.

At December 31, 2008 and February 26, 2009, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2008	February 26, 2009
Federal Home Loan Bank line	238.8 million	$239.3 million
Federal Reserve Bank line	151.8 million	$130.5 million
Interest-Bearing and Non-Interest-Bearing Deposits	89.8 million	$317.0 million
Unpledged Securities	216.9 million	$10.9 million

Statements of Cash Flows. During the years ended December 31, 2008, 2007 and 2006, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced negative cash flows from investing activities during each of these same time periods.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, charges related to other-than-temporary impairments of invesetment securities, depreciation, and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $48.0 million, $28.0 million and $47.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.

During the years ended December 31, 2008, 2007 and 2006, investing activities used cash of $200.5 million, $253.6 million and $143.1 million, primarily due to the net increase of loans and the net purchases of investment securities in each period.

    Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, proceeds from the issuance of preferred stock under the Treasury's CPP and changes in structured repurchase agreements, as well as the purchases of Company stock and dividend payments to stockholders. Financing activities provided cash flows of $239.8 million, $173.0 million and $111.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the year ended December 31, 2008, the Company declared dividends of $0.72 per share and paid dividends of $0.72 per share. During the year ended December 31, 2007, the Company declared dividends of $0.68 per share (31.6% of net income per share) and paid dividends of $0.66 per share (30.7% of net income per share). The Board of Directors meets regularly to consider the level and the timing of dividend payments. The dividend declared but unpaid as of December 31, 2008, was paid to shareholders on January 9, 2009.  As a result of the issuance of preferred stock to the U.S. Treasury in December 2008, the Company paid a dividend of $564,000 on February 17, 2009.  Quarterly payments of $725,000 will be due for the next five years, as long as the preferred stock is outstanding.

As a result of the issuance of preferred stock to the U.S. Treasury in December 2008, the Company paid a dividend of $564,000 on February 17, 2009.  Quarterly payments of $725,000 will be due for the next five years, as long as the preferred stock is outstanding.

Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and reissued 1,972 shares of Company stock at an average price of $13.23 per share to cover stock option exercises. During the year ended December 31, 2007, the Company repurchased 342,377 shares of its common stock at an average price of $25.57 per share and reissued 65,609 shares of Company stock at an average price of $17.62 per share to cover stock option exercises.

Our participation in the Treasury’s Capital Purchase Program (CPP) currently precludes us from purchasing shares of the Company’s stock until the earlier of December 5, 2011 or our repayment of the CPP funds. Management has historically utilized stock buy-back programs from time to time as long as repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2008, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is negative. Generally, a rate increase by the FRB (which does not appear likely in the near term based on current economic conditions) would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. The operating environment has not been normal and interest cost for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures, therefore we expect the net interest margin will continue to be somewhat compressed.

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

The Company has entered into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $(931,000) and $805,000 of ineffectiveness was recorded in income in the non-interest income caption for the years ended December 31, 2008 and 2007, respectively. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

At September 15, 2008, the Company had six SFAS No. 133 designated swaps with Lehman Brothers Special Financing, Inc. (“Lehman”). Since that date, four of these swaps have been terminated or matured. On September 15, 2008, Lehman filed for bankruptcy protection and hedge accounting was immediately terminated. The fair market value of the underlying hedged items (certificates of deposit) through September 15, 2008, is being amortized over the remaining life of the hedge period on a straight-line basis. The fair market value of the swaps as of September 15, 2008, included both assets and liabilities totaling a net asset of $235,000. These swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount. The Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, volatilities and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. The Company has a netting agreement with Lehman and the collectability of the net asset is uncertain at this time. The Company has a valuation allowance of $235,000 on the asset as of December 31, 2008.

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

At December 31, 2008, the notional amount of interest rate swaps outstanding was approximately $11.5 million, all of which were in a net settlement receivable position. Subsequent to December 31, 2008, the remaining swaps were terminated.  At December 31, 2007, the notional amount of interest rate swaps outstanding was approximately $419.2 million. Of this amount, $225.7 million consisted of swaps in a net settlement receivable position and $193.5 million consisted of swaps in a net settlement payable position. The maturities of interest rate swaps outstanding at December 31, 2008 and 2007, in terms of notional amounts and their average pay and receive rates is discussed further in Note 15 of the Notes to Consolidated Financial Statements.

    The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2008. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.
.

Maturities

	December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008 Fair Value
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$970	---	---	---	---	---	$970	$970
Weighted average rate	0.02%	---	---	---	---	---	0.02%
Available-for-sale equity securities	---	---	---	---	---	$1,596	$1,596	$1,596
Weighted average rate	---	---	---	---	---	3.53%	3.53%
Available-for-sale debt securities(1)	---	$376	$5,850	$267	$4,402	$635,187	$646,082	$646,082
Weighted average rate	---	5.63%	3.79%	3.88%	5.03%	5.34%	5.30%
Held-to-maturity securities	---	---	---	---	---	$1,360	$1,360	$1,422
Weighted average rate	---	---	---	---	---	7.49%	7.49%
Adjustable rate loans	$655,242	$151,366	$105,984	$43,276	$49,803	$221,822	$1,227,493	$1,237,721
Weighted average rate	6.09%	5.45%	5.76%	5.17%	5.42%	5.69%	5.85%
Fixed rate loans	$127,904	$59,606	$57,329	$43,091	$41,552	$196,005	$525,487	$531,021
Weighted average rate	7.28%	7.91%	7.58%	8.26%	6.97%	7.61%	7.57%
Federal Home Loan Bank stock	---	---	---	---	---	$8,333	$8,333	$8,333
Weighted average rate	---	---	---	---	---	3.00%	3.00%

Total financial assets	$784,116	$211,348	$169,163	$86,634	$95,757	$1,064,303	$2,411,321

Financial Liabilities:
Time deposits	$790,443	$307,692	$218,932	$39,740	$3,179	$22,801	$1,382,787	$1,403,908
Weighted average rate	3.27%	4.08%	4.31%	4.77%	4.62%	5.14%	3.69%
Interest-bearing demand	$386,540	---	---	---	---	---	$386,540	$386,540
Weighted average rate	1.18%	---	---	---	---	---	1.18%
Non-interest-bearing demand	$138,701	---	---	---	---	---	$138,701	$138,701
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$24,821	$4,978	$2,239	$2,934	$225	$85,275	$120,472	$123,895
Weighted average rate	1.29%	3.63%	6.29%	6.04%	5.81%	3.69%	3.30%
Short-term borrowings	$298,629	---	---	---	---	---	$298,629	$298,629
Weighted average rate	1.35%	---	---	---	---	---	1.35%
Structured repurchase agreements	---	---	---	---	---	$50,000	$50,000	$56,674
Weighted average rate	---	---	---	---	---	4.34%	4.34%
Subordinated debentures	---	---	---	---	---	$30,929	$30,929	$30,929
Weighted average rate	---	---	---	---	---	4.87%	4.87%

Total financial liabilities	$1,639,134	$312,670	$221,171	$42,674	$3,404	$189,005	$2,408,058

_______________
(1)
Available-for-sale debt securities include approximately $557 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $367 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years, with $107 million experiencing rate changes in the next two years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2009	2010		2011		2012	2013		Thereafter	Total	2008 Fair Value
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$970		---		---	---		---	---	$970	$970
Weighted average rate	0.02%		---		---	---		---	---	0.02%
Available-for-sale equity securities	---	$	---	$	---	---	$	---	$1,596	$1,596	$1,596
Weighted average rate	---		---		---	---		---	3.53%	3.53%
Available-for-sale debt securities(1)	$141,174		$7,077		$10,038	$20,603		$34,263	$432,927	$646,082	$646,082
Weighted average rate	4.96%		4.85%		3.94%	5.33%		4.88%	5.48%	5.30%
Held-to-maturity securities	---		---		---	---		---	$1,360	$1,360	$1,422
Weighted average rate	---		---		---	---		---	7.49%	7.49%
Adjustable rate loans	$1,173,151		$18,648		$25,221	$5,485		$3,610	$1,378	$1,227,493	$1,237,721
Weighted average rate	5.80%		7.12%		6.69%	7.30%		6.59%	6.59%	5.85%
Fixed rate loans	$127,904		$59,606		$57,329	$43,091		$41,552	$196,005	$525,487	$531,021
Weighted average rate	7.28%		7.91%		7.58%	8.26%		6.97%	7.61%	7.57%
Federal Home Loan Bank stock	$8,333		---		---	---		---	---	$8,333	$8,333
Weighted average rate	3.30%		---		---	---		---	---	3.30%

Total financial assets	$1,451,532		$85,331		$92,588	$69,179		$79,425	$633,266	$2,411,321

Financial Liabilities:
Time deposits(3)	$801,941		$307,692		$214,317	$39,740		$3,179	$15,918	$1,382,787	$1,403,908
Weighted average rate	3.25%		4.08%		4.32%	4.77%		4.62%	5.21%	3.67%
Interest-bearing demand	$386,540		---		---	---		---	---	$386,540	$386,540
Weighted average rate	1.18%		---		---	---		---	---	1.18%
Non-interest-bearing demand(2)	---		---		---	---		---	$138,701	$138,701	$138,701
Weighted average rate	---		---		---	---		---	---	---
Federal Home Loan Bank advances	$24,821		$89,978		$2,239	$2,934		$225	$275	$120,472	$123,895
Weighted average rate	1.29%		3.68%		6.29%	6.04%		5.81%	5.54%	3.30%
Short-term borrowings	$298,629		---		---	---		---	---	$298,629	$298,629
Weighted average rate	1.35%		---		---	---		---	---	1.35%
Structured repurchase agreements	$50,000		---		---	---		---	---	$50,000	$56,674
Weighted average rate	4.34%		---		---	---		---	---	4.34%
Subordinated debentures	$30,929		---		---	---		---	---	$30,929	$30,929
Weighted average rate	4.87%		---		---	---		---	---	4.87%

Total financial liabilities	$1,592,860		$397,670		$216,556	$42,674		$3,404	$154,894	$2,408,058

Periodic repricing GAP	$(141,328)		$(312,339)		$(123,968)	$26,505		$76,021	$478,372	$3,263

Cumulative repricing GAP	$(141,328)		$(453,667)		$(577,635)	$(551,130)		$(475,109)	$3,263

_______________
(1)
Available-for-sale debt securities include approximately $557 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $367 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years, with $107 million experiencing rate changes in the next two years. This table does not show the effect of these monthly repayments of principal or rate changes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, in 2008 the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/BKD, LLP

Springfield, Missouri
March 16, 2009

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2008 and 2007
(In Thousands, Except Per Share Data)

Assets

	2008	2007

Cash	$135,043	$79,552

Interest-bearing deposits in other financial institutions	32,877	973

Cash and cash equivalents	167,920	80,525

Available-for-sale securities	647,678	425,028

Held-to-maturity securities	1,360	1,420

Mortgage loans held for sale	4,695	6,717

Loans receivable, net of allowance for loan losses of $29,163 and $25,459 at December 31, 2008 and 2007, respectively	1,716,996	1,813,394

Interest receivable	13,287	15,441

Prepaid expenses and other assets	14,179	14,904

Foreclosed assets held for sale, net	32,659	20,399

Premises and equipment, net	30,030	28,033

Goodwill and other intangible assets	1,687	1,909

Federal Home Loan Bank stock	8,333	13,557

Refundable income taxes	7,048	1,701

Deferred income taxes	14,051	8,704

Total assets	$2,659,923	$2,431,732

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2008	2007

Liabilities
Deposits	$1,908,028	$1,763,146
Federal Home Loan Bank advances	120,472	213,867
Securities sold under reverse repurchase agreements with customers	215,261	143,721
Structured repurchase agreements	50,000	—
Short-term borrowings	83,368	73,000
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	9,225	6,149
Advances from borrowers for taxes and insurance	334	378
Accounts payable and accrued expenses	8,219	10,671

Total liabilities	2,425,836	2,241,861

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding December 2008 – 58,000 shares	55,580	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2008 – 13,380,969 shares, 2007 – 13,400,197 shares	134	134
Common stock warrants; December 2008 – 909,091 shares	2,452	—
Additional paid-in capital	19,811	19,342
Retained earnings	156,247	170,933
Accumulated other comprehensive loss
Unrealized loss on available-for-sale securities, net of income taxes of $(74) and $(290) at December 31, 2008 and 2007, respectively	(137)	(538)

Total stockholders’ equity	234,087	189,871

Total liabilities and stockholders’ equity	$2,659,923	$2,431,732

Great Southern Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Data)

	2008	2007	2006
Interest Income
Loans	$119,829	$142,719	$133,094
Investment securities and other	24,985	21,152	16,987
	144,814	163,871	150,081
Interest Expense
Deposits	60,876	76,232	65,733
Federal Home Loan Bank advances	5,001	6,964	8,138
Short-term borrowings and repurchase agreements	5,892	7,356	5,648
Subordinated debentures issued to capital trust	1,462	1,914	1,335
	73,231	92,466	80,854

Net Interest Income	71,583	71,405	69,227
Provision for Loan Losses	52,200	5,475	5,450
Net Interest Income After Provision for Loan Losses	19,383	65,930	63,777

Noninterest Income
Commissions	8,724	9,933	9,166
Service charges and ATM fees	15,352	15,153	14,611
Net gains on loan sales	1,415	1,037	944
Net realized gains (losses) on sales of available-for-sale securities	44	13	(1)
Realized impairment of available-for-sale securities	(7,386)	(1,140)	—
Net gain on sale of fixed assets	191	48	167
Late charges and fees on loans	819	962	1,567
Change in interest rate swap fair value net of change in hedged deposit fair value	6,981	1,632	1,498
Other income	2,004	1,781	1,680
	28,144	29,419	29,632

Noninterest Expense
Salaries and employee benefits	31,081	30,161	28,285
Net occupancy expense	8,281	7,927	7,645
Postage	2,240	2,230	2,178
Insurance	2,223	1,473	876
Advertising	1,073	1,446	1,201
Office supplies and printing	820	879	931
Telephone	1,396	1,363	1,387
Legal, audit and other professional fees	1,739	1,247	1,127
Expense on foreclosed assets	3,431	608	119
Write-off of trust preferred securities issuance costs	—	—	783
Other operating expenses	3,422	4,373	4,275
	55,706	51,707	48,807

Income (Loss) Before Income Taxes	(8,179)	43,642	44,602
Provision (Credit) for Income Taxes	(3,751)	14,343	13,859
Net Income (Loss)	(4,428)	29,299	30,743
Preferred Stock Dividends and Discount Accretion	242	—	—

Net Income (Loss) Available to Common Shareholders	$(4,670)	$29,299	$30,743

Earnings (Loss) Per Common Share
Basic	$(.35)	$2.16	$2.24
Diluted	$(.35)	$2.15	$2.22

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Data)

							Accumulated
							Other
				Common	Additional		Comprehen- sive
	Income	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
	(Loss)	Stock	Stock	Warrants	Capital	Earnings	(Loss)	Stock	Total

Balance, December 31, 2005	$—	$—	$137	$—	$17,781	$138,921	$(4,037)	$—	$152,802
Net income	30,743	—	—	—	—	30,743	—	—	30,743
Stock issued under Stock Option Plan	—	—	—	—	700	—	—	1,052	1,752
Dividends declared, $.60 per share	—	—	—	—	—	(8,214)	—	—	(8,214)
Change in unrealized gain on available-for-sale securities, net of income taxes of $1,194	2,217	—	—	—	—	—	2,217	—	2,217
Company stock purchased	—	—	—	—	—	—	—	(3,722)	(3,722)
Reclassification of treasury stock per Maryland law	—	—	—	—	—	(2,670)	—	2,670	—

Comprehensive income	$32,960

Balance, December 31, 2006	$—	—	137	—	18,481	158,780	(1,820)	—	175,578
Net income	29,299	—	—	—	—	29,299	—	—	29,299
Stock issued under Stock Option Plan	—	—	—	—	861	—	—	812	1,673
Common dividends declared, $.68 per share	—	—	—	—	—	(9,205)	—	—	(9,205)
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $690	1,282	—	—	—	—	—	1,282	—	1,282
Company stock purchased	—	—	—	—	—	—	—	(8,756)	(8,756)
Reclassification of treasury stock per Maryland law	—	—	(3)	—	—	(7,941)	—	7,944	—

Comprehensive income	$30,581

Balance, December 31, 2007	$—	—	134	—	19,342	170,933	(538)	—	189,871
Net loss	(4,428)	—	—	—	—	(4,428)	—	—	(4,428)
Preferred stock issued	—	55,548	—	—	—	—	—	—	55,548
Common stock warrants issued	—	—	—	2,452	—	—	—	—	2,452
Stock issued under Stock Option Plan	—	—	—	—	469	—	—	25	494
Common dividends declared, $.72 per share	—	—	—	—	—	(9,633)	—	—	(9,633)
Preferred stock discount accretion	—	32	—	—	—	(32)	—	—	—
Preferred stock dividends accrued (5%)	—	—	—	—	—	(210)	—	—	(210)
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $216	401	—	—	—	—	—	401	—	401
Company stock purchased	—	—	—	—	—	—	—	(408)	(408)
Reclassification of treasury stock per Maryland law	—	—	—	—	—	(383)	—	383	—

Balance, December 31, 2008	$(4,027)	$55,580	$134	$2,452	$19,811	$156,247	$(137)	$0	$234,087

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

Operating Activities
Net income (loss)	$(4,428)	$29,299	$30,743
Proceeds from sales of loans held for sale	94,935	77,234	71,964
Originations of loans held for sale	(91,914)	(73,035)	(68,076)
Items not requiring (providing) cash
Depreciation	2,446	2,706	2,932
Amortization	383	374	380
Write-off of trust preferred securities issuance costs	—	—	783
Provision for loan losses	52,200	5,475	5,450
Net gains on loan sales	(1,415)	(1,037)	(944)
Net realized (gains) losses and impairment on available-for-sale securities	7,342	1,127	(1)
Gain on sale of premises and equipment	(191)	(48)	(167)
(Gain) loss on sale of foreclosed assets	1,456	(209)	(184)
Amortization of deferred income, premiums and discounts	(1,960)	(3,918)	(1,849)
Change in interest rate swap fair value net of change in hedged deposit fair value	(6,983)	(1,713)	(1,908)
Deferred income taxes	(5,562)	2,978	(365)
Changes in
Interest receivable	2,154	(1,854)	(2,746)
Prepaid expenses and other assets	(2,698)	468	108
Accounts payable and accrued expenses	2,626	(10,453)	14,036
Income taxes refundable/payable	(5,347)	605	(3,012)

Net cash provided by operating activities	43,044	27,999	47,144

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

Investing Activities
Net change in loans	$34,189	$(168,183)	$(127,762)
Purchase of loans	(12,030)	(4,649)	(47,508)
Proceeds from sale of student loans	634	3,052	2,314
Purchase of additional business units	—	(730)	(143)
Purchase of premises and equipment	(4,686)	(4,080)	(4,094)
Proceeds from sale of premises and equipment	434	106	2,177
Proceeds from sale of foreclosed assets	11,183	3,290	2,861
Capitalized costs on foreclosed assets	(567)	(156)	—
Proceeds from maturities, calls and repayments of held-to-maturity securities	60	50	40
Proceeds from sale of available-for-sale securities	85,242	4,415	26,679
Proceeds from maturities, calls and repayments of available-for-sale securities	206,902	482,153	295,188
Purchase of available-for-sale securities	(522,071)	(565,819)	(294,218)
(Purchase) redemption of Federal Home Loan Bank stock	5,224	(3,078)	1,378

Net cash used in investing activities	(195,486)	(253,629)	(143,088)

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

Financing Activities
Net increase (decrease) in certificates of deposit	$285,044	$(8,400)	$144,203
Net increase (decrease) in checking and savings accounts	(132,125)	62,017	6,038
Proceeds from Federal Home Loan Bank advances	503,000	1,568,000	952,200
Repayments of Federal Home Loan Bank advances	(596,395)	(1,533,303)	(976,465)
Net increase (decrease) in short-term borrowings	81,908	95,765	(12,602)
Proceeds from issuance of structured repurchase agreement	50,000	—	—
Proceeds from issuance of preferred stock and related common stock warrants to U.S. Treasury	58,000	—	—
Proceeds from issuance of trust preferred debentures	—	5,000	25,000
Repayment of trust preferred debentures	—	—	(17,250)
Advances to borrowers for taxes and insurance	(44)	(10)	155
Company stock purchased	(408)	(8,756)	(3,722)
Dividends paid	(9,637)	(8,981)	(7,947)
Stock options exercised	494	1,673	1,752

Net cash provided by financing activities	239,837	173,005	111,362

Increase (Decrease) in Cash and Cash Equivalents	87,395	(52,625)	15,418

Cash and Cash Equivalents, Beginning of Year	80,525	133,150	117,732

Cash and Cash Equivalents, End of Year	$167,920	$80,525	$133,150

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (GSBC or the “Company”) operates as a one-bank holding company.  GSBC’s business primarily consists of the business of Great Southern Bank (the “Bank”), which provides a full range of financial services as well as travel and insurance services through the Bank’s other wholly owned subsidiaries to customers primarily in southwest and central Missouri.  In addition, the Company serves the loan needs of customers through its loan origination offices in St. Louis and Kansas City, Missouri, and Rogers, Arkansas.  Outside of Missouri, the states with the largest concentrations of loans by the Company are Arkansas and Kansas.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Corporation, GS, LLC, GSSC, LLC, GS-RE Holding, LLC and GS-RE Holding II, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the 2008 financial statements presentation.  These reclassifications had no effect on net income.

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
December 31, 2008, 2007 and 2006

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
December 31, 2008, 2007 and 2006

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

Long-Lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the cmount by which the carrying amount of a long-lived asset exceeds its fair value.

No asset impairment was recognized during the years ended December 31, 2008 and 2007.

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

A summary of goodwill and intangible assets is as follows:

	December 31,
	2008	2007
	(In Thousands)

Goodwill – Branch acquisitions	$379	$379
Goodwill – Travel agency acquisitions	875	875
Deposit intangibles	314	401
Noncompete agreements	119	254

	$1,687	$1,909

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

Earnings per share (EPS) were computed as follows:

	2008	2007	2006
	(In Thousands, Except Per Share Data)

Net income (loss)	$(4,428)	$29,299	$30,743

Net income (loss) available-to-common shareholders	$(4,670)	$29,299	$30,743

Average common shares outstanding	13,381	13,566	13,697

Average common share stock options and warrants outstanding	N/A	88	128

Average diluted common shares	13,381	13,654	13,825

Earnings (loss) per common share – basic	$(0.35)	$2.16	$2.24

Earnings (loss) per common share – diluted	$(0.35)	$2.15	$2.22

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Because of the Company’s loss from continuing operations, no potential options to purchase shares of common stock or common stock warrants were included in the calculation of diluted earnings per share for the year ended December 31, 2008.  Options to purchase 386,015 and 318,695 shares of common stock were outstanding during the years ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share for that year because the options’ exercise price was greater than the average market price of the common shares.

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 19.  On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) specifies the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize as compensation expense within the income statement the grant-date fair value of stock options and other equity-based compensation granted to employees.  As a result, compensation cost related to share-based payment transactions is now recognized in the Company’s consolidated financial statements using the modified prospective transition method provided for in the standard.  For the years ended December 31, 2008, 2007 and 2006, share-based compensation expense totaling $468,000, $518,000 and $480,000, respectively, has been included in salaries and employee benefits expense in the consolidated statements of operations.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation using the intrinsic value method permitted by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Prior to 2006, no stock-based employee compensation cost was reflected in the consolidated statements of operations, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date.

On December 31, 2005, the Board of Directors of the Company approved the accelerated vesting of certain outstanding out-of-the-money unvested options (Options) to purchase shares of the Company’s common stock held by the Company’s officers and employees.  Options to purchase 183,935 shares which would otherwise have vested from time to time over the next five years became immediately exercisable as a result of this action.  The accelerated Options had a weighted average exercise price of $31.49.  The closing market price on December 30, 2005, was $27.61.  The Company also placed a restriction on the sale or other transfer of shares (including pledging the shares as collateral) acquired through the exercise of the accelerated Options prior to the original vesting date.  With the acceleration of these Options, the compensation expense, net of taxes, that was recognized in the Company’s income statements for 2006, 2007 and 2008 was reduced by approximately $267,000 for each year.  The Company estimates that, with the acceleration of these Options, the compensation expense, net of taxes, that will be recognized in its income statement for 2009 and 2010, will be reduced by approximately $238,000 and $103,000, respectively.  The accelerated Options represent approximately 41% of the unvested Company options and 27% of the total of all outstanding Company options.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2008 and 2007, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2008, nearly all of the interest-bearing deposits were uninsured, with nearly all of these balances held at the Federal Home Loan Bank.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Interest Rate Swaps

The Company enters into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long-term fixed rate CDs).  The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge.  The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption.  Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption.  Effective gains/losses are reported in interest expense and any ineffectiveness is recorded in income in the noninterest income caption.  Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability.  If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in noninterest income.

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2008 and 2007, respectively, was $31,396,000 and $32,463,000.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

In February 2008, the FASB issued FASB Staff Position No. 157-2.  The staff position delays the effective date of SFAS No. 157, Fair Value Measurements (which was adopted by the Company on January 1, 2008) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157.  This staff position deferred the effective date of SFAS No. 157 to January 1, 2009, for items within the scope of the staff position and is not expected to have a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting.  Under SFAS No. 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009.  The adoption of this standard is not anticipated to have a material effect on the Company’s financial position or results of operations.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

In June 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies—an amendment of FASB Statements No. 5 and 141(R). The purpose of the proposed statement is intended to improve the quality of financial reporting by expanding disclosures required about certain loss contingencies.  Investors and other users of financial information have expressed concerns that current disclosures required in SFAS No. 5, Accounting for Contingencies, do not provide sufficient information in a timely manner to assist users of financial statements in assessing the likelihood, timing, and amount of future cash flows associated with loss contingencies.  If approved as written, this proposed Statement would expand disclosures about certain loss contingencies in the scope of SFAS No. 5 or SFAS No. 141 (revised 2007), Business Combinations, and would be effective for fiscal years ending after December 15, 2008, and interim and annual periods in subsequent fiscal years.  The FASB continues to deliberate this proposed standard at this time.

In June 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Accounting for Hedging Activities—an amendment of FASB Statement No. 133.  The purpose of the proposed Statement is intended to simplify hedge accounting resulting in increased comparability of financial results for entities that apply hedge accounting.  Specifically, the proposed statement would eliminate the multiple methods of hedge accounting currently being used for the same transaction.  It also would require an entity to designate all risks as the hedged risk (with certain exceptions) in the hedged item or transaction, thus better reflecting the economics of such items and transactions in the financial statements.  Additional objectives of the proposed Statement are to: simplify accounting for hedging activities; improve the financial reporting of hedging activities to make the accounting model and associated disclosures more useful and easier to understand for users of financial statements; resolve major practice issues related to hedge accounting that have arisen under Statement 133, Accounting for Derivative Instruments and Hedging Activities; and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. If approved as written, the proposed Statement would require application of the amended hedging requirements for financial statements issued for fiscal years beginning after June 15, 2009, and interim periods within those fiscal years.  The FASB continues to deliberate this proposed standard at this time.

In August 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Earnings per Share—an amendment of FASB Statement No. 128.  The FASB is issuing this proposed Statement as part of a joint project with the International Accounting Standards Board (IASB).  The FASB and the IASB undertook that project to eliminate differences between

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

FASB Statement No. 128, Earnings per Share, and IAS 33, Earnings per Share, in ways that also would clarify and simplify the earnings per share (EPS) computation. This proposed Statement proposes amendments to Statement 128 that would improve the comparability of EPS because the denominator used to compute EPS under Statement 128 would be the same as the denominator used to compute EPS under IAS 33, with limited exceptions.  The FASB continues to deliberate this proposed standard at this time.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of an Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies how Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157) should be applied when valuing securities in markets that are not active and illustrates how an entity would determine fair value in this circumstance.  The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value.  In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales.  When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable.  The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset.  The adoption of FSP 157-3, effective upon issuance, did not impact the Company’s financial position or results of operations.

In October 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Subsequent Events. The objective of this proposed Statement is to establish general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this proposed Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity would evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity would recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity would make about events or transactions that occurred after the balance sheet date. The FASB continues to deliberate this proposed standard at this time.

In December 2008, the FASB issued FASB Staff Position No. 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets and amends FIN 46(R), Consolidation of Variable Interest Entities, to require public entities to provide additional disclosures about their involvement in variable interest entities and certain special purpose entities.  This FSP was effective for the first reporting period ending after December 15, 2008.  The Company has not engaged in these types of transfers of financial assets; therefore, no additional disclosures were required.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

In January 2009, the FASB issued proposed FASB Staff Position No. 107-b and APB 28-a, Interim Disclosures about Fair Value of Financial Instruments.  This proposed FSP would amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also would amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This FSP, if adopted as it is currently written, is effective for interim and annual reporting periods ending after March 15, 2009.

In February 2009, the FASB decided to reexpose proposed FASB Staff Position No. 157-c, Measuring Liabilities under FASB Statement No. 157.  This proposed FSP would clarify the principles in FASB Statement No. 157, Fair Value Measurements, on the measurement of liabilities. This FSP, if adopted as it is currently written, will be applied on a prospective basis effective on the beginning of the period that includes the issuance date of the FSP.

In March 2008, the FASB issued proposed FSP FAS 132(R)-a, Employers’ Disclosures about Postretirement Benefit Plan Assets.  In December 2008, the FASB issued the final FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP is the result of FASB’s redeliberations of that proposed FSP.  The provisions of this FSP only apply to single-employer defined benefit plans; the Company participates in a multi-employer defined benefit pension plan.  Therefore, the requirements of this FSP will not affect the consolidated financial condition or results of operations of the Company, or the related disclosures about plan assets.

Note 2:  Investments in Debt and Equity Securities

The amortized cost and approximate fair values of securities classified as available-for-sale were as follows:

	December 31, 2008
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$34,968	$32	$244	$34,756
Collateralized mortgage obligations	73,976	585	2,647	71,914
Mortgage-backed securities	480,349	6,029	1,182	485,196
States and political subdivisions	55,545	107	2,549	53,103
Corporate bonds	1,500	—	295	1,205
Equity securities	1,552	—	48	1,504

	$647,890	$6,753	$6,965	$647,678

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	December 31, 2007
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$126,117	$53	$375	$125,795
Collateralized mortgage obligations	39,769	214	654	39,329
Mortgage-backed securities	183,023	1,030	916	183,137
States and political subdivisions	62,572	533	453	62,652
Corporate bonds	1,501	—	25	1,476
Equity securities	12,874	4	239	12,639

	$425,856	$1,834	$2,662	$425,028

Additional details of the Company's collateralized mortgage obligations and mortgage-backed securities at December 31, 2008, are described as follows:

	December 31, 2008
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collaterialized Mortgage Obligations
FHLMC Fixed	$12,691	$403	$113	$12,981
GNMA Fixed	48,817	182	—	48,999
Total Agency	61,508	585	113	61,980

Nonagency	12,468	—	2,534	9,934

	$73,976	$585	$2,647	$71,914

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage-backed securities:
FHLMC Fixed	$53,137	$1,279	$5	$54,411
FHLMC Hybrid ARM	188,545	1,559	369	189,735
Total FHLMC	241,682	2,838	374	244,146

FNMA Fixed	40,141	1,561	—	41,702
FNMA Hybrid ARM	175,410	1,583	616	176,378
Total FNMA	215,551	3,144	616	218,080

GNMA Fixed	14,441	30	—	14,471
GNMA Hybrid ARM	8,675	17	192	8,499
Total GNMA	23,116	47	192	22,970

	$480,349	$6,029	$1,182	$485,196

Total Fixed	$107,719	$2,870	$5	$110,584
Total Hybrid ARM	372,630	3,159	1,177	374,612

	$480,349	$6,029	$1,182	$485,196

The amortized cost and fair value of available-for-sale securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	924	931
After five through ten years	38,315	38,071
After ten years	52,774	50,062
Securities not due on a single maturity date	554,325	557,110
Equity securities	1,552	1,504

	$647,890	$647,678

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The amortized cost and approximate fair values of securities classified as held-to-maturity were as follows:

December 31, 2008
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$1,360	$62	$0	$1,422

December 31, 2007
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$1,420	$88	$0	$1,508

The held-to-maturity securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$—	$—
After five through ten years	1,260	1,315
After ten years	100	107

	$1,360	$1,422

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The amortized cost and approximate fair values of securities pledged as collateral was as follows at December 31, 2008 and 2007:

	2008		2007
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$140,452	$140,660	$194,889	$194,401
Collateralized borrowing accounts	222,307	220,755	163,989	163,941
Structured repurchase agreements	57,251	57,412	—	—
Federal Home Loan Bank advances	2,782	2,893	47,038	46,998
Interest rate swaps and treasury, tax and loan accounts	3,021	2,965	4,779	4,770

	$425,813	$424,685	$410,695	$410,110

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2008 and 2007, respectively, was approximately $222,228,000 and $204,056,000 which is approximately 34.24% and 47.9% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.  During 2008, the Company determined that the impairment of certain available-for-sale equity securities with an original cost of $8.4 million had become other than temporary.  Consequently, the Company recorded a $7.4 million pre-tax charge to income during 2008.  This total charge included $5.7 million related to Fannie Mae and Freddie Mac preferred stock.  During 2007, the Company determined that the impairment of certain available-for-sale equity securities with an original cost of $5.3 million had become other than temporary.  Consequently, the Company recorded a $1.1 million pre-tax charge to income during 2008.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$29,756	$(244)	$—	$—	$29,756	$(244)
Mortgage-backed securities	129,048	(1,010)	8,479	(172)	137,527	(1,182)
Collateralized mortgage obligations	3,609	(232)	10,063	(2,415)	13,672	(2,647)
State and political subdivisions	37,491	(1,739)	2,124	(810)	39,615	(2,549)
Corporate bonds	440	(60)	766	(235)	1,206	(295)
Equity securities	—	—	452	(48)	452	(48)

	$200,344	$(3,285)	$21,884	$(3,680)	$222,228	$(6,965)

	2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$43,418	$(80)	$13,524	$(295)	$56,942	$(375)
Mortgage-backed securities	22,498	(100)	62,817	(816)	85,315	(916)
Collateralized mortgage obligations	11,705	(154)	18,238	(500)	29,943	(654)
State and political subdivisions	23,398	(421)	2,216	(32)	25,614	(453)
Corporate bonds	1,476	(25)	—	—	1,476	(25)
Equity securities	4,766	(239)	—	—	4,766	(239)

	$107,261	$(1,019)	$96,795	$(1,643)	$204,056	$(2,662)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 3:  Other Comprehensive Income (Loss)

	2008	2007	2006
	(In Thousands)

Unrealized gain (loss) on available-for-sale securities, net of income taxes of $(2,354) for December 31, 2008; $296 for December 31, 2007; $1,194 for December 31, 2006	$(4,371)	$549	$2,217

Less reclassification adjustment for gain (loss) included in net income, net of income taxes of $(2,570) for December 31, 2008; $(394) for December 31, 2007; $0 for December 31, 2006	(4,772)	(733)	—

Change in unrealized gain (loss) on available-for- sale securities, net of income taxes	$401	$1,282	$2,217

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at December 31, 2008 and 2007, included:

	2008	2007
	(In Thousands)

One-to-four family residential mortgage loans	$222,100	$185,253
Other residential mortgage loans	127,122	87,177
Commercial real estate loans	477,551	471,573
Other commercial loans	139,591	207,059
Industrial revenue bonds	59,413	61,224
Construction loans	604,965	919,059
Installment, education and other loans	177,480	154,015
Prepaid dealer premium	13,917	10,759
Discounts on loans purchased	(4)	(6)
Undisbursed portion of loans in process	(73,855)	(254,562)
Allowance for loan losses	(29,163)	(25,459)
Deferred loan fees and gains, net	(2,121)	(2,698)

	$1,716,996	$1,813,394

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Transactions in the allowance for loan losses were as follows:

	2008	2007	2006
	(In Thousands)

Balance, beginning of year	$25,459	$26,258	$24,549
Provision charged to expense	52,200	5,475	5,450
Loans charged off, net of recoveries of $4,531 for 2008, $2,595 for 2007 and $2,500 for 2006	(48,496)	(6,274)	(3,741)

Balance, end of year	$29,163	$25,459	$26,258

The weighted average interest rate on loans receivable at December 31, 2008 and 2007, was 6.35% and 7.58%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $87,104,000 and $66,013,000 at December 31, 2008 and 2007, respectively.  In addition, available lines of credit on these loans were $31,463,000 and $25,815,000 at December 31, 2008 and 2007, respectively.

Gross impaired loans totaled approximately $45,569,000 and $35,475,000 at December 31, 2008 and 2007, respectively.  An allowance for loan losses of $3,720,000 and $2,583,000 relates to impaired loans of $34,263,000 and $10,234,000 at December 31, 2008 and 2007, respectively.  There were $11,306,000 of impaired loans at December 31, 2008, and $25,241,000 of impaired loans at December 31, 2007, without a related allowance for loan losses assigned.

Interest of approximately $1,122,000, $1,097,000 and $722,000 was received on average impaired loans of approximately $33,596,000, $31,757,000 and $22,630,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Interest of approximately $2,874,000, $2,659,000 and $1,954,000 would have been recognized on an accrual basis during the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008 and 2007, accruing loans delinquent 90 days or more totaled approximately $318,000 and $196,000, respectively.  Nonaccruing loans at December 31, 2008 and 2007, were approximately $32,884,000 and $35,279,000, respectively.

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 7 and 9.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2008 and 2007, loans outstanding to these directors and executive officers are summarized as follows:

	December 31,
	2008	2007
	(In Thousands)

Balance, beginning of year	$28,879	$20,205
New loans	21,465	24,114
Payments	(21,626)	(15,440)

Balance, end of year	$28,718	$28,879

Note 5:  Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows:

	December 31,
	2008	2007
	(In Thousands)

Land	$10,933	$8,475
Buildings and improvements	21,490	20,788
Furniture, fixtures and equipment	23,650	22,719
	56,073	51,982
Less accumulated depreciation	26,043	23,949

	$30,030	$28,033

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 6:  Deposits

Deposits are summarized as follows:

	Weighted Average	December 31,
	Interest Rate	2008	2007
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$138,701	$166,231
Interest-bearing checking and savings accounts	1.18% - 2.75%	386,540	491,135

		525,241	657,366

Certificate accounts	0% - 1.99%	38,987	598
	2% - 2.99%	205,426	22,850
	3% - 3.99%	446,799	93,717
	4% - 4.99%	646,458	470,718
	5% - 5.99%	42,847	497,877
	6% - 6.99%	869	10,394
	7% and above	186	374

		1,381,572	1,096,528
Interest rate swap fair value adjustment		1,215	9,252

		$1,908,028	$1,763,146

The weighted average interest rate on certificates of deposit was 3.67% and 4.83% at December 31, 2008 and 2007, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $152,745,000 and $167,313,000 at December 31, 2008 and 2007, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $974,490,000 and $674,609,000 at December 31, 2008 and 2007, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

At December 31, 2008, scheduled maturities of certificates of deposit were as follows (in thousands):

	Retail	Brokered	Total

2009	$347,223	$442,005	$789,228
2010	47,436	260,256	307,692
2011	4,543	214,389	218,932
2012	3,491	36,249	39,740
2013	3,179	—	3,179
Thereafter	1,210	21,591	22,801

	$407,082	$974,490	$1,381,572

A summary of interest expense on deposits is as follows:

	2008	2007	2006
	(In Thousands)

Checking and savings accounts	$8,370	$16,043	$12,679
Certificate accounts	52,616	60,295	53,145
Early withdrawal penalties	(110)	(106)	(91)

	$60,876	$76,232	$65,733

Note 7:	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following:

	December 31, 2008		December 31, 2007
Due In	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(In Thousands, Except Interest Rates)

2008	$—	—%	$93,395	4.29%
2009	24,821	1.29	24,821	5.10
2010	4,978	3.63	4,978	5.69
2011	2,239	6.29	2,239	6.29
2012	2,934	6.04	2,934	6.04
2013	225	5.81	225	5.81
2014 and thereafter	85,275	3.69	85,275	3.69

	$120,472	3.30	$213,867	4.22

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  Investment securities with approximate carrying values of $2,893,000 and $46,998,000, respectively, were specifically pledged as collateral for advances at December 31, 2008 and 2007.  Loans with carrying values of approximately $606,362,000 and $520,005,000 were pledged as collateral for outstanding advances at December 31, 2008 and 2007, respectively.

Note 8:  Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2008	2007
	(In Thousands)

Federal Reserve Term Auction Facility (see Note 9)	$83,000	$50,000
Note payable – Kansas City Equity Fund	368	—
Overnight borrowings	—	23,000
Short-term borrowings	83,368	73,000
Securities sold under reverse repurchase agreements	215,261	143,721

	$298,629	$216,721

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Short-term borrowings had weighted average interest rates of 1.35% and 3.75% at December 31, 2008 and 2007, respectively.  Short-term borrowings averaged approximately $234,250,000 and $170,946,000 for the years ended December 31, 2008 and 2007, respectively.  The maximum amounts outstanding at any month end were $298,262,000 and $216,721,000, respectively, during those same periods.

Note 9:  Federal Reserve Bank Borrowings

The Bank has a potentially available $215,265,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2008.  The line is secured primarily by commercial loans.

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

TAF borrowing arrangements are summarized as follows:

	December 31,
	2008	2007
	(In Thousands)

TAF maturing 1/31/08 – rate 4.67%	$—	$50,000

TAF maturing 1/29/09 – rate .60%	58,000	—

TAF maturing 2/26/09 – rate .42%	25,000	—

	$83,000	$50,000

Note 10:  Structure Repurchase Agreements

In September 2008, the Company entered into a structured repo borrowing transaction for $50 million.  This borrowing bears interest at a fixed rate of 4.34% if three-month LIBOR remains at 2.81% or less on quarterly interest reset dates; if LIBOR is above the 2.81% rate on quarterly interest reset dates, then the Company’s borrowing rate decreases by 2.5 times the difference in LIBOR (up to 250 basis points).  The Company pledges investment securities to collateralize this borrowing.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 11:  Subordinated Debentures Issued to Capital Trust

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

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25,000,000 aggregate liquidation amount of floating rate Cumulative Trust Preferred Securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company’s option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25,774,000.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 4.79% at December 31, 2008.

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $5,000,000 aggregate liquidation amount of floating rate Cumulative Trust Preferred Securities.  The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities are redeemable at the Company’s option beginning October 2012, and if not sooner redeemed, mature on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5,155,000.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 5.28% at December 31, 2008.

Subordinated debentures issued to capital trust are summarized as follows:

	December 31,
	2008	2007
	(In Thousands)

Subordinated Debentures	$30,929	$30,929

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 12:  Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2008 and 2007, retained earnings included approximately $17,500,000 for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2008 and 2007.

The provision (credit) for income taxes included these components:

	2008	2007	2006
	(In Thousands)
Taxes currently payable	$1,811	$11,365	$14,224
Deferred income taxes	(5,562)	2,978	(365)
Income tax expense (credit)	$(3,751)	$14,343	$13,859

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2008	2007
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$10,207	$8,911
Interest on nonperforming loans	1,146	—
Accrued expenses	457	429
Excess of cost over fair value of net assets acquired	181	176
Unrealized loss and realized impairment on available- for-sale securities	2,659	946
Fair value of interest rate swaps and related deposits	414	593
Write-down of foreclosed assets	527	95
Other	1	10
	15,592	11,160
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(254)	(114)
FHLB stock dividends	(227)	(227)
Bank franchise tax refund	(28)	(28)
Partnership tax credits	(157)	(151)
Prepaid expenses	(576)	(518)
Deferred broker fees on CDs	(137)	(1,226)
Other	(162)	(192)
	(1,541)	(2,456)

Net deferred tax asset	$14,051	$8,704

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	2008	2007	2006

Tax at statutory rate	(35.0)%	35.0%	35.0%
Nontaxable interest and dividends	(15.4)	(2.5)	(2.2)
Tax credits	—	—	(.9)
Other	4.5	.4	(.8)

	(45.9)%	32.9%	31.1%

Note 13:  Disclosures About Fair Value of Financial Instruments

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at December 31, 2008.

Securities Available for Sale.  Investment securities available for sale are recorded at fair value on a recurring basis.  The asset fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, state and municipal bonds and U.S. government agency equity securities.  Recurring Level 3 securities include one corporate debt security.

		Fair Value Measurements Using
	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available for sale securities
U.S government agencies	$34,756	$—	$34,756	$—
Collateralized mortgage obligations	71,914	—	71,914	—
Mortgage-backed securities	485,196	—	485,196	—
Corporate bonds	1,205	760	—	445
States and political subdivisions	53,103	—	53,103	—
Equity securities	1,504	716	788	—

Total available-for-sale
securities	$647,678	$1,476	$645,757	$445

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information. $10.0 million of U.S. government agency securities were reclassified from Level 3 to Level 2 due to a model-driven valuation with market observable inputs being utilized.

Investment
Securities
(In Thousands)

Balance, January 1, 2008	$10,450
Unrealized loss included in comprehensive income	(5)
Transfer from Level 3 to Level 2	(10,000)

Balance, December 31, 2008	$445

Interest Rate Swap Agreements.  The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.  These fair value estimations include primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. Fair value estimates related to the Company’s hedged deposits are derived in the same manner.  As of December 31, 2008, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

		Fair Value Measurements Using
	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Interest rate swap agreements	$31	$—	$31	$—

The following is a description of valuation methodologies used for assets recorded at fair value on a nonrecurring basis at December 31, 2008.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

earnings of the subject property based on current market expectations, and other relevant factors. In addition, management may apply selling and other discounts to the underlying collateral value to determine the fair value.  If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.  In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value of $45.6 million, with an associated valuation reserve of $3.7 million, were recorded at their fair value of $41.9 million at December 31, 2008.  Losses of $51.7 million related to impaired loans were recognized in earnings through the provision for loan losses during the year ended December 31, 2008.

		Fair Value Measurements Using
	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Loans held for sale	$4,695	$—	$4,695	$—
Impaired loans	41,849	—	—	41,849

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
December 31, 2008, 2007 and 2006

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

Subordinated Debentures Issued to Capital Trust

The subordinated debentures have floating rates that reset quarterly.  The carrying amount of these debentures approximate their fair value.

Structured Repurchase Agreements

Structured repurchase agreements are collateralized borrowings from a counterparty.  In addition to the principal amount owed, the counterparty also determines an amount that would be owed by either party in the event the agreement is terminated prior to maturity by the Company.  The fair values of the structured repurchase agreements are estimated based on the amount the Company would be required to pay to terminate the agreement at the balance sheet date.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$167,920	$167,920	$80,525	$80,525
Available-for-sale securities	647,678	647,678	425,028	425,028
Held-to-maturity securities	1,360	1,422	1,420	1,508
Mortgage loans held for sale	4,695	4,695	6,717	6,717
Loans, net of allowance for loan losses	1,716,996	1,732,758	1,813,394	1,825,886
Accrued interest receivable	13,287	13,287	15,441	15,441
Investment in FHLB stock	8,333	8,333	13,557	13,557
Interest rate swaps	31	31	3,293	3,293

Financial liabilities
Deposits	1,908,028	1,929,149	1,763,146	1,771,505
FHLB advances	120,472	123,895	213,867	214,498
Short-term borrowings	298,629	298,629	216,721	216,721
Structured repurchase agreements	50,000	56,674	—	—
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	9,225	9,225	6,149	6,149
Interest rate swaps	—	—	2,202	2,202
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	45	45	69	69
Lines of credit	—	—	—	—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 14:  Operating Leases

The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.

At December 31, 2008, future minimum lease payments were as follows (in thousands):

2009	$839
2010	507
2011	371
2012	354
2013	99
Thereafter	36

$2,206

Rental expense was $934,000, $866,000 and $718,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 15:  Interest Rate Swaps

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

At December 31, 2008, the Company had three SFAS No. 133 designated swaps with Lehman Brothers Special Financing, Inc. (Lehman).  One of these three interest rate swaps was terminated by Lehman (at no cost to the Company) subsequent to December 31, 2008.  As a result, the Company terminated the related deposit account.  On September 15, 2008, Lehman filed for bankruptcy protection and hedge accounting was immediately terminated.  The fair market value of the underlying hedged items (certificates of deposit) through September 15, 2008, is being amortized over the remaining life of the hedge period on a straight-line basis.  The fair market value of the swaps as of September 15, 2008, included both assets and liabilities totaling a net asset of $235,000.  These swaps were valued using the income approach with observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount.  The Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, volatilities and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  The Company has a netting agreement with Lehman and the collectability of the net asset is uncertain at this time.  The Company has a valuation allowance of $235,000 on the asset as of December 31, 2008.

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

At December 31, 2008 and 2007, the Company’s fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR.  At December 31, 2008, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amounts of the liabilities being hedged were $11.5 million and $419.2 million at December 31, 2008 and 2007, respectively.  At December 31, 2008, swaps in a net settlement receivable position totaled $11.5 million.  There were no swaps in a net settlement payable position.  At December 31, 2007, swaps in a net settlement receivable

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

position totaled $225.7 million and swaps in a net settlement payable position totaled $193.5 million.  The net gains recognized in earnings on fair value hedges were $7.0 million, $1.6 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The maturities of interest rate swaps outstanding at December 31, 2008 and 2007, in terms of notional amounts and their average pay and receive rates were as follows:

	2008			2007
	Fixed To Variable	Average Pay Rate	Average Receive Rate	Fixed To Variable	Average Pay Rate	Average Receive Rate
	(In Millions)
Interest Rate Swaps(1) Expected Maturity Date
2008	$—	—%	—%	$109.2	4.68%	5.16%
2009	—	—	—	50.5	4.95	4.04
2010	—	—	—	23.8	4.90	4.01
2011(2)	4.6	1.77	4.00	31.1	4.95	4.12
2012	—	—	—	12.3	4.91	4.81
2013	—	—	—	42.0	4.85	4.52
2014	—	—	—	16.3	4.90	5.09
2015	—	—	—	29.0	4.84	4.84
2016	—	—	—	24.0	5.09	4.81
2017(2)	6.9	2.10	5.00	15.5	4.87	5.28
2019	—	—	—	44.3	4.90	4.88
2020	—	—	—	14.7	4.97	4.00
2023	—	—	—	6.5	5.10	5.10

	$11.5	1.97	4.60	$419.2	4.86	4.70

(1)	Interest rate swaps with Lehman Brothers Special Financing, Inc. are not included in this table.

(2)	This interest rate swap and the related deposit account were terminated subsequent to December 31, 2008.

Note 16:  Commitments and Credit Risk

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

At December 31, 2008 and 2007, the Bank had outstanding commitments to originate loans and fund commercial construction aggregating approximately $900,000 and $30,777,000, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $7,516,000 and $905,000 at December 31, 2008 and 2007, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $16,335,000 and $20,422,000 at December 31, 2008 and 2007, respectively, with $11,769,000 and $15,447,000, respectively, of the letters of credit having terms up to three years.  The remaining $4,566,000 and $4,975,000 at December 31, 2008 and 2007, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

At December 31, 2008, the Bank had granted unused lines of credit to borrowers aggregating approximately $106,909,000 and $45,714,000 for commercial lines and open-end consumer lines, respectively.  At December 31, 2007, the Bank had granted unused lines of credit to borrowers aggregating approximately $318,321,000 and $43,915,000 for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri.  Although the Bank has a diversified portfolio, loans aggregating approximately $214,042,000 and $215,708,000 at December 31, 2008 and 2007, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.  Residential mortgages account for approximately $85,843,000 and $79,628,000 of this total at December 31, 2008 and 2007, respectively.

In addition, loans aggregating approximately $218,529,000 and $250,205,000 at December 31, 2008 and 2007, respectively, are secured by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Note 17:  Additional Cash Flow Information

	2008	2007	2006
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$31,600	$24,615	$7,869
Sale and financing of foreclosed assets	$7,268	$5,759	$1,019
Conversion of foreclosed assets to premises and equipment	—	$300	—
Dividends declared but not paid	$2,618	$2,412	$2,188

Additional Cash Payment Information
Interest paid	$70,155	$92,127	$79,659
Income taxes paid	$4,590	$8,044	$12,938
Income taxes refunded	$172	—	—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 18:  Employee Benefits

The Company participates in a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan will continue to accrue benefits.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for the years ended December 31, 2008, 2007 and 2006, were approximately $1.2 million, $1.1 million and $1.5 million, respectively.  As a member of a multiemployer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution retirement plan covering substantially all employees.  In 2006, the Company matched 100% of the employee’s contribution on the first 3% of the employee’s compensation, and also matched 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Effective January 1, 2007, the Company matches 100% of the employee’s contribution on the first 4% of the employee’s compensation, and also matches 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for the years ended December 31, 2008, 2007 and 2006, were approximately $673,000, $642,000 and $520,000, respectively.

Note 19:  Stock Option Plan

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 2,464,992 (adjusted for stock splits) shares of common stock.  This plan has terminated; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2008, there were 2,450 options outstanding under this plan.

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock.  Upon stockholders’ approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2008, there were 113,112 options outstanding under this plan.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,196,448 (adjusted for stock splits) shares of common stock.  At December 31, 2008, there were 584,835 options outstanding under the plan.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company’s stock option plans:

			Weighted
	Available To Grant	Shares Under Option	Average Exercise Price

Balance, December 31, 2005	769,635	688,892	$21.877
Granted	(94,720)	94,720	30.600
Exercised	—	(89,192)	(14.249)
Forfeited from terminated plan(s)	—	(3,150)	(16.752)
Forfeited from current plan(s)	10,913	(10,913)	(26.098)

Balance, December 31, 2006	685,828	680,357	24.048
Granted	(99,710)	99,710	25.459
Exercised	—	(65,609)	(17.618)
Forfeited from terminated plan(s)	—	(2,625)	(16.457)
Forfeited from current plan(s)	41,540	(41,540)	(29.010)

Balance, December 31, 2007	627,658	670,293	24.423
Granted	(72,030)	72,030	8.516
Exercised	—	(1,972)	(13.233)
Forfeited from terminated plan(s)	—	(9,394)	(16.229)
Forfeited from current plan(s)	30,560	(30,560)	(26.794)

Balance, December 31, 2008	586,188	700,397	$23.003
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2008	2007	2006

Expected dividends per share	$0.72	$0.68	$0.59
Risk-free interest rate	2.05%	4.21%	4.71%
Expected life of options	5 years	5 years	5 years
Expected volatility	46.93%	21.89%	23.19%
Weighted average fair value of options granted during year	$1.72	$5.01	$7.26

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

The following table presents the activity related to options under all plans for the year ended December 31, 2008.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2008	670,293	$24.423	5.68
Granted	72,030	8.516	—
Exercised	(1,972)	13.233	—
Forfeited	(39,954)	24.310	—
Options outstanding, December 31, 2008	700,397	23.003	6.21

Options exercisable, December 31, 2008	453,474	23.358	4.90

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

For the years ended December 31, 2008, 2007 and 2006, options granted were 72,030, 99,710 and 94,720, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2008, 2007 and 2006, was $7,000, $605,000 and $1.3 million, respectively.  Cash received from the exercise of options for the years ended December 31, 2008, 2007 and 2006, was $26,000, $1.8 million and $1.3 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $182, $238,000 and $715,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2008.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2008	264,109	$27.002	$5.976
Granted	72,030	8.516	1.718
Vested this period	(72,201)	24.860	5.681
Nonvested options forfeited	(17,015)	25.338	5.724

Nonvested options, December 31, 2008	246,923	19.968	4.354

At December 31, 2008, there was $1.0 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2013, with the majority of this expense recognized in 2009 and 2010.

The following table further summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.688 to $9.078	90,275	7.67 years	$8.290	24,145	$8.100
$10.110 to $13.594	46,452	2.80 years	$12.392	42,952	$12.578
$18.188 to $25.000	204,415	4.59 years	$20.044	196,415	$19.917
$25.480 to $36.390	359,255	7.20 years	$29.756	189,962	$31.293

	700,397	6.21 years	$23.003	453,474	$23.358

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 20:  Significant Estimates and Concentrations

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

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges, which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significantly credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 21:  Regulatory Matters

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In Thousands)

As of December 31, 2008
Total risk-based capital
Great Southern Bancorp, Inc.	$286,332	15.1%	$	≥151,806	≥8.0%		N/A	N/A
Great Southern Bank	$226,091	11.9%	$	≥151,543	≥8.0%	$	≥189,429	≥10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$262,545	13.8%	$	≥75,903	≥4.0%		N/A	N/A
Great Southern Bank	$202,345	10.7%	$	≥75,772	≥4.0%	$	≥113,657	≥6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$262,545	10.1%	$	≥104,471	≥4.0%		N/A	N/A
Great Southern Bank	$202,345	7.8%	$	≥104,336	≥4.0%	$	≥130,420	≥5.0%

As of December 31, 2007
Total risk-based capital
Great Southern Bancorp, Inc.	$243,777	11.9%	$	≥164,465	≥8.0%		N/A	N/A
Great Southern Bank	$239,568	11.7%	$	≥164,161	≥8.0%	$	≥205,201	≥10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$218,318	10.6%	$	≥82,233	≥4.0%		N/A	N/A
Great Southern Bank	$214,109	10.4%	$	≥82,080	≥4.0%	$	≥123,120	≥6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$218,318	9.1%	$	≥95,603	≥4.0%		N/A	N/A
Great Southern Bank	$214,109	9.0%	$	≥95,410	≥4.0%	$	≥119,263	≥5.0%

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2008 and 2007, the Company and the Bank exceeded their minimum capital requirements.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Note 22:  Litigation Matters

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

Note 23:  Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2008, 2007 and 2006:

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$38,340	$35,664	$35,024	$35,786
Interest expense	20,497	17,533	16,657	18,544
Provision for loan losses	37,750	4,950	4,500	5,000
Net realized gains (losses) and impairment on available-for-sale securities	6	1	(5,293)	(2,056)
Noninterest income	10,182	9,864	1,789	6,309
Noninterest expense	14,116	13,557	14,650	13,383
Provision (credit) for income taxes	(8,688)	3,156	182	1,599
Net income (loss)	(15,153)	6,332	824	3,569
Net income (loss) available to common shareholders	(15,153)	6,332	824	3,327
Earnings (loss) per common share – diluted	(1.13)	.47	.06	.25

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$39,458	$41,703	$41,976	$40,733
Interest expense	22,272	23,215	24,044	22,934
Provision for loan losses	1,350	1,425	1,350	1,350
Net realized gains (losses) and impairment on available-for-sale securities	—	—	4	(1,131)
Noninterest income	6,965	7,927	7,610	6,915
Noninterest expense	11,918	12,742	13,320	13,726
Provision for income taxes	3,548	4,041	3,555	3,199
Net income	7,335	8,207	7,317	6,439
Earnings per common share – diluted	.53	.60	.54	.48

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$34,197	$37,228	$39,204	$39,452
Interest expense	17,565	20,105	21,339	21,845
Provision for loan losses	1,325	1,425	1,350	1,350
Net realized gains (losses) on available-for-sale securities	—	(29)	28	—
Noninterest income	7,123	7,441	7,090	7,978
Noninterest expense	11,750	12,115	12,288	12,654
Provision for income taxes	3,484	3,500	3,287	3,588
Net income	7,196	7,524	8,030	7,993
Earnings per common share – diluted	.52	.54	.58	.58

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 24:  Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2008 and 2007, and statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2008	2007
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$60,943	$4,335
Available-for-sale securities	1,359	2,335
Investment in subsidiary bank	203,870	215,602
Income taxes receivable	656	91
Deferred income taxes	17	59
Premises and equipment	12	134
Prepaid expenses	13	18
Other assets	1,164	1,172

	$268,034	$223,746

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,018	$2,946
Subordinated debentures issued to capital trust	30,929	30,929
Preferred stock	55,580	—
Common stock	134	134
Common stock warrants	2,452	—
Additional paid-in capital	19,811	19,342
Retained earnings	156,247	170,933
Unrealized loss on available-for-sale securities, net	(137)	(538)

	$268,034	$223,746

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
Statements of Operations
Income
Dividends from subsidiary bank	$40,000	$10,000	$10,000
Interest and dividend income	114	8	47
Net realized losses on impairments of available-for-sale securities	(1,718)	—	—
Other income	145	1	1
	38,541	10,009	10,048

Expense
Provision for loan losses	29,579	—	—
Operating expenses	1,091	1,109	1,779
Interest expense	1,462	1,914	1,334
	32,132	3,023	3,113

Income before income tax and equity in undistributed earnings of subsidiaries	6,409	6,986	6,935
Credit for income taxes	(11,716)	(972)	(981)

Income before equity in earnings of subsidiaries	18,125	7,958	7,916

Equity in undistributed earnings of subsidiaries	(22,553)	21,341	22,827

Net income (loss)	$(4,428)	$29,299	$30,743

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income (loss)	$(4,428)	$29,299	$30,743
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	22,553	(21,341)	(22,827)
Depreciation	7	10	9
Amortization	—	—	806
Provision for loan losses	29,579	—	—
Net realized gains on sale of fixed assets	(151)	—	—
Net realized losses on impairments of available-for-sale securities	1,718	—	—
Net realized (gains) losses on other investments	8	(1)	(1)
Changes in
Prepaid expenses and other assets	5	(3)	(1)
Accounts receivable	—	—	113
Accounts payable and accrued expenses	(134)	189	198
Income taxes	(565)	(12)	(39)
Net cash provided by operating activities	48,592	8,141	9,001

Investing Activities
Investment in subsidiaries	(10,500)	—	—
Purchase of fixed assets	(34)	—	—
Proceeds from sale of fixed assets	300	—	—
Purchase of loans	(30,000)	—	—
Net change in loans	421	—	—
Purchase of available-for-sale securities	(620)	(2,006)	(500)
Net cash used in investing activities	(40,433)	(2,006)	(500)

Financing Activities
Proceeds from issuance of preferred stock and related common stock warrants	58,000	—	—
Proceeds from issuance of trust preferred debentures	—	5,000	25,000
Repayment of trust preferred debentures	—	—	(17,250)
Dividends paid	(9,637)	(8,981)	(7,947)
Stock options exercised	494	1,673	1,752
Company stock purchased	(408)	(8,756)	(3,722)
Net cash provided by (used in) financing activities	48,449	(11,064)	(2,167)

Increase (Decrease) in Cash	56,608	(4,929)	6,334

Cash, Beginning of Year	4,335	9,264	2,930

Cash, End of Year	$60,943	$4,335	$9,264

Additional Cash Payment Information
Interest paid	$1,559	$1,751	$1,136

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 25:  Preferred Stock and Common Stock Warrant

On December 5, 2008, as part of the Troubled Asset Relief Program (TARP) Capital Purchase Program of the United States Department of the Treasury (Treasury), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury, pursuant to which the Company (i) sold to Treasury 58,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $58.0 million in cash and (ii) issued to Treasury a ten-year warrant (the “Warrant”) to purchase 909,091 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $9.57 per share.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Pursuant to the Purchase Agreement, subject to the prior approval of the Board of Governors of the Federal Reserve System, the Series A Preferred Stock is redeemable at the option of the Company in whole or in part at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends, provided that the Series A Preferred Stock may be redeemed prior to the first dividend payment date falling after the third anniversary of the issue date (December 5, 2011) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings of at least $14.5 million and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings.  A “Qualified Equity Offering” is defined as the sale for cash by the Company of preferred stock or common stock that qualifies as Tier 1 capital.  These provisions have been modified as discussed below.

The exercise price of and number of shares of Common Stock underlying the Warrant are subject to customary anti-dilution adjustments.  Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 909,091 shares of Common Stock underlying the Warrant until the earlier of (i) the date on which the Company has received aggregate gross proceeds of at least $58.0 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  If the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in the Company receiving aggregate gross proceeds of at least $58.0 million, then the number of the shares of Common Stock underlying the Warrant will be reduced to 50% of the original number of shares of Common Stock underlying the Warrant.  Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued to it upon exercise of the Warrant.

The enactment of the American Recovery and Reinvestment Act of 2009 on February 17, 2009, permits the Company to repay the Treasury without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.  Additionally, upon repayment the Treasury will liquidate all outstanding warrants at their current market value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The proceeds from the TARP Capital Purchase Program were allocated between the Series A Preferred Stock and the Warrant based on relative fair value, which resulted in an initial carrying value of $55.5 million for the Series A Preferred Shares and $2.5 million for the Warrant.  The resulting discount to the Series A Preferred Shares of $2.5 million will accrete on a level yield basis over five years ending December 2013 and is being recognized as additional preferred stock dividends.  The fair value assigned to the Series A Preferred Shares was estimated using a discounted cash flow model.  The discount rate used in the model was based on yields on comparable publicly traded perpetual preferred stocks.  The fair value assigned to the warrant was based on a Black Scholes option-pricing model using several inputs, including risk-free rate, expected stock price volatility and expected dividend yield.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In accordance with the Purchase Agreement, the Company subsequently registered the Series A Preferred Stock, the Warrant and the shares of Common Stock underlying the Warrant under the Securities Act.

Note 26:  Subsequent Event

In addition to the regular quarterly deposit insurance assessments, due to losses and projected losses attributed to failed institutions, on February 27, 2009, the FDIC adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009.  There is a proposal under discussion, under which the FDIC’s line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points.  There can be no assurance whether the proposal will become effective.  The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative.  Any additional special assessment would be in amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2008, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 16, 2009, expressed an unqualified opinion thereon.

/s/BKD, LLP

Springfield, Missouri
March 16, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	700,397	$23,003	586,188(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	700,397	$23,003	586,188(1)
 _________________________
 (1)  Under the Company's 2003 Stock Option and Incentive Plan, all remaining shares could be issued to plan participants as restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

		(iA)	The Articles Supplementary to the Registrant's Charter setting forth the terms of the Registrant's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, previously filed with the Commission as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2008, are incorporated herein by reference as Exhibit 3(i).

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

The warrant to purchase shares of the Registrant's common stock dated December 5, 2008, previously filed with the Commission as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 9, 2008, is incorporated herein by reference as Exhibit 4(i).

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

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2009 is attached as Exhibit 10.8.

A description of the current fee arrangements for the Registrant's directors is attached as Exhibit 10.9.

The Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated December 5, 2008, between the Registrant and the United States Department of the Treasury, previously filed with the Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2008, is incorporated herein by reference as Exhibit 10.10.

The form of Compensation Modification Agreement and Waiver, executed by each of William V. Turner, Joseph W. Turner, Rex A. Copeland, Steven G. Mitchem, Douglas W. Marrs and Linton J. Thomason, previously filed with the Commission as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 9, 2008, is incorporated herein by reference as Exhibit 10.11.

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

The Registrant's Code of Business Conduct and Ethics previously filed with the Commission as Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference as Exhibit 14.

(16)	Letter re change in certifying accountant

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(21)	Subsidiaries of the registrant

A list of the Registrant's subsidiaries is attached hereto as Exhibit 21.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

The consent of BKD, LLP to the incorporation by reference into the Form S-3 (File no. 333-156551) and Form S-8s (File nos. 33-55832, 333-104930 and 333-106190) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

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

GREAT SOUTHERN BANCORP, INC.
Date: March 16, 2009	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ William V. Turner William V. Turner	Chairman of the Board	March 16, 2009

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/s/ William E. Barclay William E. Barclay	Director	March 16, 2009

/s/ Larry D. Frazier Larry D. Frazier	Director	March 16, 2009

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 16, 2009

/s/ Julie T. Brown Julie T. Brown	Director	March 16, 2009

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 16, 2009

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS
Exhibit No.	Document

10.8	Description of Salary and Bonus Arrangements for Named Executive Officers for 2009
10.9	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act