Form 10-Q
period 2009-03-31
GREAT SOUTHERN BANCORP INC
filed 2009-05-18
CIK 854560

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2009

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

(417) 887-4400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/      No /  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  /  /         No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer / /	Accelerated filer /X/	Non-accelerated filer / /	Smaller reporting company / /
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /  /     No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,384,068 shares of common stock, par value $.01, outstanding at May 14, 2009.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2009	2008
	(Unaudited)
ASSETS
Cash	$316,802	$135,043
Interest-bearing deposits in other financial institutions	106,452	32,877
Cash and cash equivalents	423,254	167,920
Available-for-sale securities	768,420	647,678
Held-to-maturity securities (fair value $1,444 – March 2009;
$1,422 - December 2008)	1,360	1,360
Mortgage loans held for sale	4,421	4,695
Loans receivable, net of allowance for loan losses of
$30,168 – March 2009; $29,163 - December 2008	1,928,464	1,716,996
FDIC indemnification asset	153,578	--
Interest receivable	15,870	13,287
Prepaid expenses and other assets	13,955	14,179
Foreclosed assets held for sale, net	40,394	32,659
Premises and equipment, net	35,674	30,030
Goodwill and other intangible assets	4,589	1,687
Investment in Federal Home Loan Bank stock	12,268	8,333
Refundable income taxes	1,696	7,048
Deferred income taxes	2,912	14,051
Total Assets	$3,406,855	$2,659,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,453,768	$1,908,028
Securities sold under reverse repurchase agreements with customers	311,143	215,261
Federal Home Loan Bank advances	201,194	120,472
Structured repurchase agreements	50,000	50,000
Short-term borrowings	85,324	83,368
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	9,038	9,225
Advances from borrowers for taxes and insurance	997	334
Accounts payable and accrued expenses	9,621	8,219
Total Liabilities	3,152,014	2,425,836
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value;
authorized 1,000,000 shares; issued and outstanding March 2009 and	55,687	55,580
December 2008 – 58,000 shares
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2009 - 13,380,969 shares; December 2008 -
13,380,969 shares	134	134
Stock Warrants; March 2009 and December 2008 – 909,091 shares	2,452	2,452
Additional paid-in capital	19,928	19,811
Retained earnings	171,274	156,247
Accumulated other comprehensive income (loss)	5,366	(137)
Total Stockholders' Equity	254,841	234,087
Total Liabilities and Stockholders' Equity	$3,406,855	$2,659,923

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
INTEREST INCOME	(Unaudited)
Loans	$26,737	$32,739
Investment securities and other	7,564	5,601
TOTAL INTEREST INCOME	34,301	38,340
INTEREST EXPENSE
Deposits	14,000	16,900
Federal Home Loan Bank advances	946	1,582
Short-term borrowings and repurchase agreements	1,547	1,597
Subordinated debentures issued to capital trust	253	418
TOTAL INTEREST EXPENSE	16,746	20,497
NET INTEREST INCOME	17,555	17,843
PROVISION FOR LOAN LOSSES	5,000	37,750
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	12,555	(19,907)

NON-INTEREST INCOME
Commissions	1,861	2,640
Service charges and ATM fees	3,372	3,566
Net realized gains on sales of loans	606	393
Net realized gains (losses) on sales and impairments of
available-for-sale securities	(3,985)	6
Late charges and fees on loans	134	219
Change in interest rate swap fair value net of change in hedged deposit fair value	846	2,977
Gain realized on purchase of additional business units	27,833	--
Other income	370	373
TOTAL NON-INTEREST INCOME	31,037	10,174

NON-INTEREST EXPENSE
Salaries and employee benefits	7,916	8,276
Net occupancy and equipment expense	2,681	2,048
Postage	566	564
Insurance	954	614
Advertising	215	278
Office supplies and printing	180	219
Telephone	346	372
Legal, audit and other professional fees	664	378
Expense on foreclosed assets	753	353
Other operating expenses	939	1,006
TOTAL NON-INTEREST EXPENSE	15,214	14,108

INCOME (LOSS) BEFORE INCOME TAXES	28,378	(23,841)

PROVISION (CREDIT) FOR INCOME TAXES	10,119	(8,688)

NET INCOME (LOSS)	18,259	(15,153)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	824	--
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$17,435	$(15,153)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$1.30	$(1.13)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.29	$(1.13)
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18

See Notes to Consolidated Financial Statements

 GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,259	$(15,153)
Proceeds from sales of loans held for sale	46,180	24,742
Originations of loans held for sale	(45,488)	(18,030)
Items not requiring (providing) cash:
Depreciation	613	610
Amortization	85	98
Provision for loan losses	5,000	37,750
Net gains on loan sales	(606)	(393)
Net (gains) losses on sale or impairment of available-for-sale investment securities	3,985	(6)
Net gains on sale of premises and equipment	(16)	(10)
(Gain) loss on sale of foreclosed assets	130	(29)
Gain on purchase of additional business units	(27,833)	--
Amortization of deferred income, premiums and discounts	35	(716)
Change in interest rate swap fair value net of change in
hedged deposit fair value	(846)	(2,977)
Deferred income taxes	8,175	(1,402)
Changes in:
Interest receivable	196	1,246
Prepaid expenses and other assets	925	(10,600)
Accounts payable and accrued expenses	(230)	8,931
Income taxes refundable/payable	5,293	(7,191)
Net cash provided by operating activities	13,857	16,870
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	2,850	(61,086)
Purchase of loans	(2,959)	(1,647)
Proceeds from sale of student loans	--	208
Cash received from purchase of additional business units	117,850	--
Purchase of premises and equipment	(6,227)	(2,381)
Proceeds from sale of premises and equipment	50	14
Proceeds from sale of foreclosed assets	2,246	4,080
Capitalized costs on foreclosed assets	(152)	(146)
Proceeds from sales of available-for-sale investment securities	46,569	51,421
Proceeds from maturing available-for-sale investment securities	--	21,000
Proceeds from called investment securities	25,200	45,500
Principal reductions on mortgage-backed securities	31,426	17,430
Purchase of available-for-sale securities	(108,154)	(175,659)
Redemption of Federal Home Loan Bank stock	--	3,406
Net cash provided by (used in) investing activities	108,699	(97,860)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(61,166)	87,175
Net increase in checking and savings deposits	102,285	80,541
Proceeds from Federal Home Loan Bank advances	--	503,000
Repayments of Federal Home Loan Bank advances	(157)	(593,654)
Net increase in short-term borrowings and structured repo	94,268	5,742
Advances from borrowers for taxes and insurance	403	316
Stock repurchase	--	(408)
Dividends paid	(2,972)	(2,412)
Stock options exercised	117	135
Net cash provided by financing activities	132,778	80,435
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	255,334	(555)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,920	80,525
CASH AND CASH EQUIVALENTS, END OF PERIOD	$423,254	$79,970

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2008, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2008 filed with the Securities and Exchange Commission.

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

For the three months ended March 31, 2009, the travel, insurance and investment divisions reported gross revenues of $1.4 million, $388,000 and $80,000, respectively, and net income of $78,000, $66,000 and $34,000, respectively. For the three months ended March 31, 2008, the travel, insurance and investment divisions reported gross revenues of $1.7 million, $408,000 and $525,000, respectively, and net income of $57,000, $53,000 and $114,000, respectively.

The decrease in gross revenues in the investment division for the three months ended March 31, 2009, was a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced.

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

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net income (loss)	$18,259	$(15,153)
Unrealized holding gains (losses), net of income taxes	2,913	(457)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	(2,590)	4
	5,503	(461)
Comprehensive income (loss)	$23,762	$(15,614)

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition.  Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date.  Contingent consideration must also be measured at fair value as of the acquisition date.  SFAS No. 141 (revised) applies to business combinations occurring after January 1, 2009.  The Company adopted this Statement on January 1, 2009, and applied it with regard to its March 20, 2009, FDIC-assisted transaction described in Note 11 to the Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 was effective for the Company for business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. SFAS No. 160 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. SFAS No. 160 was adopted by the Company on January 1, 2009.  Based on its current activities, the adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting.  Under SFAS No. 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009.  The adoption of this standard did not have a material effect on the Company’s financial position or results of operations. For information about the Company’s derivative financial instruments, see Note 5 to the Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (GAAP).  The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. In March 2009, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This proposed statement would modify the U.S. generally accepted accounting principles (GAAP) hierarchy created by FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, by establishing only two levels of GAAP: authoritative and nonauthoritative. This would be accomplished by authorizing the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification would become nonauthoritative. Once approved, this proposed statement would be effective July 1, 2009.

In June 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies—an amendment of FASB Statements No. 5 and 141(R). The purpose of the proposed statement is intended to improve the quality of financial reporting by expanding disclosures required about certain loss contingencies.  Investors and other users of financial information have expressed concerns that current disclosures required in SFAS No. 5, Accounting for Contingencies, do not provide sufficient information in a timely manner to assist users of financial statements in assessing the likelihood, timing, and amount of future cash flows associated with loss contingencies.  If approved as written, this proposed Statement would expand disclosures about certain loss contingencies in the scope of SFAS No. 5 or SFAS No. 141 (revised 2007), Business Combinations, and would have been effective for fiscal years ending after December 15, 2008, and interim and annual periods in subsequent fiscal years.  The FASB continues to deliberate this proposed standard at this time.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. FSP FAS 157-4 will be effective for the Company’s financial statements for the three months ended June 30, 2009. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 also requires expanded disclosures. FSP FAS 115-2 and FAS 124-2 will be effective for the Company’s financial statements for the three months ended June 30, 2009. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In conjunction with the issuance of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111. This SAB amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (Topic 5.M.). This SAB maintains the SEC’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require expanded disclosures for all financial instruments that are not measured at fair value through earnings as defined by FAS 107 in interim periods, as well as in annual periods. The disclosures required by FSP FAS 107-1 and APB 28-1 will be effective for the Company’s financial statements for the three months ended June 30, 2009.

In May 2009, the FASB issued proposed FASB Staff Position No. 157-f, Measuring Liabilities under FASB Statement No. 157.  This proposed FSP would clarify the principles in FASB Statement No. 157, Fair Value Measurements, on the measurement of liabilities. This FSP, if adopted as it is currently written, will be effective for the first reporting period (including interim periods) beginning after issuance. In the period of adoption, entities must disclose any change in valuation technique resulting from the application of this FSP, and quantify its effect, if practicable.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company has used derivative financial instruments (primarily interest rate swaps) to assist in its interest rate risk management. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are measured and reported at fair value on the Company's consolidated statement of financial condition as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings in noninterest income.

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

The Company uses derivatives from time to time to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income and cash flows and to better match the repricing profile of its interest-sensitive assets and liabilities. As a result of interest rate fluctuations, certain interest-sensitive assets and liabilities will gain or lose market value. In an effective fair value hedging strategy, the effect of this change in value will generally be offset by a corresponding change in value on the derivatives linked to the hedged assets and liabilities.

At March 31, 2009, the notional amount of interest rate swaps outstanding was $-0-. At December 31, 2008, the notional amount of interest rate swaps outstanding was approximately $11.5 million, all of which were in a net settlement receivable position. At December 31, 2008, the Company's fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At December 31, 2008, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The net gains recognized in earnings on fair value hedges were $847,000 and $3.0 million for the three months ended March 31, 2009 and 2008, respectively.

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

NOTE 7: INVESTMENT SECURITIES

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$25,721	$10	$	---	$25,731	4.60%
Collateralized mortgage obligations	102,079	1,060		775	102,364	5.07
Mortgage-backed securities	551,063	10,365		142	561,286	4.91
Corporate bonds	2,161	---		617	1,544	15.20
States and political subdivisions	78,239	128		2,429	75,938	6.27
Equity securities	1,519	38		---	1,557	---
Total available-for-sale securities	$760,782	$11,601		$3,963	$768,420	5.09%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360	$84		---	$1,444	7.49%
Total held-to-maturity securities	$1,360	$84		---	$1,444	7.49%

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$34,968	$32	$244	$34,756	6.41%
Collateralized mortgage obligations	73,976	585	2,647	71,914	5.33
Mortgage-backed securities	480,349	6,029	1,182	485,196	5.08
Corporate bonds	1,500	---	295	1,205	8.50
States and political subdivisions	55,545	107	2,549	53,103	6.18
Equity securities	1,552	--	48	1,504	1.48
Total available-for-sale securities	$647,890	$6,753	$6,695	$647,678	5.27%
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360	$62	---	$1,422	7.49%
Total held-to-maturity securities	$1,360	$62	---	$1,422	7.49%

An other-than-temporary impairment loss of $4.0 million was recognized in the Company’s statement of operations during the three months ended March 31, 2009.

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31, 2009	December 31, 2008
	(In Thousands)
One-to four-family residential mortgage loans	$235,355	$222,100
Other residential mortgage loans	128,518	127,122
Commercial real estate loans	506,577	477,551
Other commercial loans	133,165	139,591
Industrial revenue bonds	62,200	59,413
Construction loans	533,294	604,965
Installment, education and other loans	174,284	177,480
Prepaid dealer premium	13,546	13,917
FDIC-supported loans, net of discounts	222,602	--
Discounts on loans purchased	(4)	(4)
Undisbursed portion of loans in process	(48,751)	(73,855)
Allowance for loan losses	(30,168)	(29,163)
Deferred loan fees and gains, net	(2,154)	(2,121)
	$1,928,464	$1,716,996
Weighted average interest rate	6.27%	6.35%

NOTE 9: DEPOSITS

	March 31, 2009	December 31, 2008
	(In Thousands)

Time Deposits:
0.00% - 1.99%	$152,233	$38,987
2.00% - 2.99%	421,621	205,426
3.00% - 3.99%	470,663	446,799
4.00% - 4.99%	572,268	646,458
5.00% - 5.99%	23,277	42,847
6.00% - 6.99%	869	869
7.00% and above	277	186
Total time deposits (3.34% - 3.67%)	1,641,208	1,381,572
Non-interest-bearing demand deposits	176,098	138,701
Interest-bearing demand and savings deposits (1.07% - 1.18%)	636,462	386,540
	2,453,768	1,906,813
Brokered deposit fair value adjustment	--	1,215
Total Deposits	$2,453,768	$1,908,028

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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring basis at March 31, 2009.

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

		Fair value measurements at March 31, 2009, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
U.S government agencies	$ 25,731	$ ---	$ 25,731	$ ---
Collateralized mortgage obligations	102,364	---	102,364	---
Mortgage-backed securities	561,286	---	561,286	---
Corporate bonds	1,544	679	662	203
States and political subdivisions	75,938	---	75,938	---
Equity securities	1,557	383	1,174	---
Total available-for-sale securities	$768,420	$1,062	$767,155	$ 203

The following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information.

Investment Securities
(In thousands)
Balance, January 1, 2009	$445
Realized loss included in non-interest income	(242)
Balance, March 31, 2009	$203

Interest Rate Swap Agreements. During the three months ended March 31, 2009, the Company’s few remaining interest rate swaps were terminated at par by the interest rate swap counterparties, as was their option under the terms of the interest rate swap agreements.

The following is a description of valuation methodologies used for assets recorded at fair value on a nonrecurring basis at March 31, 2009.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value of $37.9 million, with an associated valuation reserve of $4.4 million, were recorded at their fair value of $33.5 million at March 31, 2009. Losses of $4.3 million and $36.8 million related to impaired loans were recognized in earnings through the provision for loan losses during the three months ended March 31, 2009 and 2008, respectively.

		Fair Value Measurements Using
	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$4,421	$	---	$4,421	$	---
Impaired loans	33,502		---	---		33,502

NOTE 11: ACQUISITIONS
On March 20, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas that had failed and been placed in receivership with the FDIC.  The acquisition consisted of assets with a fair value of approximately $429.0 million, including $222.8 million of loans, $115.7 million of investment securities, $83.4 million of cash and cash equivalents, and $600.1 million in liabilities, including $515.7 million of deposits and $80.9 million of FHLB Advances.  A customer-related core deposit intangible asset of $2.9 million was also recorded.  In addition to the excess of liabilities over assets, the Bank received approximately $42.4 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC.  Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses.  On losses exceeding $115.0 million, the FDIC has agreed to reimburse Great Southern Bank for 95 percent of the losses.  The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $153.6 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $27.8 million, which is included in Non-Interest Income in the March 31, 2009 Consolidated Statement of Operations.  Because of the short time period between the March 20, 2009 closing of the transaction and the end of the Company's fiscal quarter on March 31, 2009, the Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company expects to finalize its analysis of these assets and, therefore, adjustments to the recorded carrying values may occur.

AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  SOP 03-3 prohibits carrying over or creating an allowance for loan losses upon initial recognition.  The carrying amount of covered assets at March 31, 2009, consisted of loans accounted for in accordance with SOP 03-3, loans not subject to SOP 03-3 (“Non SOP 03-3 loans”) and other assets as shown in the following table:

	SOP 03-3 Loans	Non SOP 03-3 Loans	Other	Total
Loans	$ 31,215	$ 191,572	$ -	$ 222,787
Foreclosed assets	-	-	2,871	2,871
Estimated loss reimbursement from the FDIC	-	-	153,578	153,578
Total covered assets	$ 31,215	$ 191,572	$ 156,449	$ 379,236

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all SOP 03-3 loans acquired in the acquisition were $118.9 million, the cash flows expected to be collected were $37.8 million including interest, and the estimated fair value of the loans were $31.2 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At March 31, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.  There was no allowance for credit losses related to these SOP 03-3 loans at March 31, 2009.  Because of the short time period between the closing of the transaction and March 31, 2009, certain amounts related to the SOP 03-3 loans are preliminary estimates and changes in the carrying amount and accretable yield for SOP 03-3 loans from the acquisition date and March 31, 2009 were not material.  The Company expects to finalize its analysis of these loans and, therefore, adjustments to the estimated amounts may occur.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all Non SOP 03-3 loans acquired in the acquisition were $317.0 million, of which $124.7 million of cash flows were not expected to be collected, and the estimated fair value of the loans were $191.6 million.

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

The Company considers that the determination of the initial fair value of loans acquired in the March 20, 2009, FDIC-assisted transaction and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the amount to be realized on each of these assets. The Company determined current fair value accounting estimates of the assumed assets and liabilities in accordance with Statement of Financial Accounting Standards No. 141(R), Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss-sharing agreement with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimate, the indemnification asset will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

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

In the three months ended March 31, 2009, Great Southern's net loans increased $211.5 million, or 12.3%, from $1.72 billion at December 31, 2008, to $1.93 billion at March 31, 2009. The legacy Great Southern loan portfolio decreased slightly as the Company added $222.6 million of loans, net of significant discounts, due to its FDIC-assisted acquisition of certain TeamBank loans and other assets. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time. However, some loan categories have experienced increases. The main loan areas experiencing increases in the first three months of 2009 were commercial real estate loans and one- to four-family real estate loans, partially offset by lower balances in construction loans and commercial business loans. In the three months ended March 31, 2009, outstanding residential and commercial construction loan balances decreased $46.1 million, to $497.7 million at March 31, 2009. In addition, the undisbursed portion of construction and land development loans decreased $38.3 million from $73.9 million at December 31, 2008, to $35.6 million at March 31, 2009. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we have not had an overall high level of charge-offs on our non-performing loans prior to 2008, we do not accrue interest income on these loans and do not recognize interest income until the loan is repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect loan loss provisions, non-performing assets and foreclosed assets to remain elevated.  In addition, expenses related to the credit resolution process should also remain elevated.

In the three months ended March 31, 2009, Great Southern's available-for-sale securities increased $120.7 million, or 18.6%, from $648 million at December 31, 2008, to $768 million at March 31, 2009. The Company added $111.8 million of investment securities due to its FDIC-assisted acquisition of certain TeamBank investments and other assets. The vast majority of these securities that were added were agency mortgage-backed securities and agency collateralized mortgage obligations.

In addition, Great Southern had cash and cash equivalents of $423 million at March 31, 2009 compared to $168 million at December 31, 2008. Subsequent to December 31, 2008, additional customer deposits were placed with Great Southern, resulting in increased liquidity. The Company could elect to utilize these funds by repaying some of its brokered deposits (which it has done to some extent) or purchasing additional investment securities, or it may maintain its cash equivalents.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the three months ended March 31, 2009, total deposit balances increased $545.7 million, or 28.6%. The Company added approximately $511 million of deposits due to its assumption of certain TeamBank deposits. In the three months ended March 31, 2009, the mix of deposits (including the TeamBank deposits) began to shift back to checking deposits from certificates of deposit, primarily brokered CDs. Interest-bearing transaction accounts increased $282.1 million while non-interest-bearing checking accounts increased $5.2 million. Retail certificates of deposit increased $355.7 million. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

Total brokered deposits were $608.5 million at March 31, 2009, down from $806.2 million at December 31, 2008. Excluded from these totals at March 31, 2009 and December 31, 2008, were Great Southern Bank customer deposits totaling $269.9 million and $168.3 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC determined subsequent to December 31, 2008, that they would no longer count these customer accounts as brokered deposits. The Company had decided to increase the amount of longer-term brokered certificates of deposit in 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the Federal Reserve Bank. The addition of the TeamBank deposits created additional liquidity and allowed for the reduction in brokered deposits. The Company had issued new brokered deposits which were fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has begun to redeem some of these deposits in 2009 in order to lock in cheaper funding rates and reduce excess cash balances. There are no interest rate swaps associated with these brokered certificates.

These funding changes contributed to decreases in our net interest income and net interest margin. These longer-term certificates carry an interest rate that is approximately 200-300 basis points higher than the interest rate that the Company would have paid if it instead utilized short-term advances from the FHLBank. The Company decided the higher rate was justified by the longer term and the ability to keep committed funding lines available. The net interest margin was also negatively impacted as the Company elected to maintain higher levels of cash and cash equivalents during the three months ended March 31, 2009 (see “Net Interest Income”).

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

Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. We also have a portion of our liabilities that will reprice with changes to the federal funds rate or the three-month LIBOR rate. We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item III. Quantitative and Qualitative Disclosures About Market Risk").

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through September 30, 2006, the Board of Governors of the Federal Reserve System (the "FRB") increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By September 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. On September 18, 2007, the FRB decreased the Federal Funds rate by 50 basis points and many market interest rates began to fall in the following weeks. In the months following September 2007, the FRB has reduced the Federal Funds rate by an additional 450 basis points. The Federal Funds rate now stands at 0.25%. However, funding costs for most financial services companies have not declined in tandem with these reductions in the Federal Funds rate. Competition for deposits, the desire for longer term funding and wide credit spreads have kept borrowing costs relatively high in the current environment.

The FRB most recently cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits, including LIBOR rates that have been elevated. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs in the current environment. Usually any negative impact is expected to be offset over the following 90- to 180-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits and borrowings would normally also go down as a result of a reduction in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures. Any anticipated positive impact will likely be reduced by the change in the funding mix noted above, as well as retail deposit competition in the Company's market areas.

The negative impact of declining loan interest rates has been partially mitigated by the positive effects of the Company’s loans which have interest rate floors. At March 31, 2009, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transaction on March 20, 2009) of prime-based loans totaling approximately $924 million with rates that change immediately with changes to the prime rate of interest. Of this total, $796 million also had interest rate floors. These floors were at varying rates, with $163 million of these loans having floor rates of 7.0% or greater and another $584 million of these loans having floor rates between 5.0% and 7.0%. At March 31, 2009, $760 million of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout 2008, as the "prime rate of interest" has gone down, the Company's loan portfolio again has had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. The loan yield for the portfolio had increased to a level that was approximately 302 and 310 basis points higher than the national "prime rate of interest" at March 31, 2009 and December 31, 2008, respectively. While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.

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

Total non-interest income increased $20.8 million in the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. The increase in non-interest income was primarily the result of the one-time gain of $27.8 million related to the TeamBank transaction. The increase was partially offset by the impairment write-down in value of certain available-for-sale equity investments, investments in bank trust preferred securities and an investment in one non-agency CMO. The impairment write-down totaled $4.0 million on a pre-tax basis. It is unclear if or when the values of these investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment. The Company continues to hold these securities in the available-for-sale category.

A significant decrease in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $846,000 in the three months ended March 31, 2009, and an increase of $3.0 million in the three months ended March 31, 2008. Income of this magnitude related to the change in the fair value of certain interest rate swaps and the related change in the fair value of hedged deposits should not be expected in future quarters. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. At March 31, 2009, virtually all of this charge has been recovered.

Total non-interest expense increased in the first quarter of 2009 compared to the same period in 2008 due to costs related to the acquisition of TeamBank assets and liabilities, expenses related to problem loans and foreclosed assets, expenses related to FDIC insurance premiums and the continued growth of the Company. The Company recorded expenses of approximately $1.4 million in the first quarter of 2009 for acquisition costs of certain assets and liabilities of TeamBank and other related expenses. Due to the increase in the level of foreclosed assets, foreclosure-related expenses have increased significantly.

In 2009, the FDIC is significantly increasing insurance premiums for all banks. In the first quarter of 2009, the Company incurred deposit insurance expense of $799,000 compared to $488,000 in the first quarter of 2008. This increase was the result of higher assessable deposits and a higher assessment rate. In addition to the regular quarterly deposit insurance assessments, due to losses and projected losses to the deposit insurance fund, on February 27, 2009, the FDIC adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009. There is a proposal under discussion, under which the FDIC’s line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points. The comment period for this proposal expired on April 2, 2009 and the banking industry is awaiting the final ruling.

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

Business Initiatives

The Company is expanding its retail banking center network in the St. Louis and Kansas City metropolitan regions. This is part of the Company's overall long-term plan to open two to three banking centers per year as market conditions warrant. The Company's first retail banking center in the St. Louis market is expected to open on May 11, 2009. Located in Creve Coeur, Mo., the full-service banking center will complement a loan production office and a Great Southern Travel office already in operation in this market. Construction is underway on a second banking center in the Lee's Summit, Mo., market, a suburb of Kansas City. The banking center should be completed in late 2009 and will enhance access and service to Lee's Summit-area customers. Great Southern opened its first Lee's Summit retail location in 2006.

FDIC-Assisted Acquisition of Certain Assets and Liabilities of TeamBank

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kan. This transaction is an opportunistic extension of our business initiatives noted above.

TeamBank operated 17 locations in Kansas, Missouri and Nebraska. Great Southern assumed approximately $511 million of the deposits of TeamBank at a premium of $4.9 million. Additionally, Great Southern purchased approximately $434 million in loans, additional loan commitments and $6 million of other real estate owned (ORE) at a discount of $100 million. The loans, commitments and ORE purchased are covered by a loss share agreement between the FDIC and Great Southern which affords Great Southern significant protection. Under the agreement, the FDIC has agreed to cover 80% of the losses on the loans, commitments and ORE up to $115 million, and 95% of losses that exceed that amount. In addition, Great Southern also purchased cash equivalents and investment securities of TeamBank valued at $203 million, and assumed $80 million in Federal Home Loan Bank advances and other borrowings. The Company anticipates buying all primary banking center buildings available for purchase from the FDIC, except the Lee’s Summit office, which was opened in mid-2007 and served primarily as a loan production office. This office will be closed in July and customers of this office will have access to the existing Great Southern banking center in Lee’s Summit, as well as an additional banking center currently under construction. Acquisition costs of the buildings will be based on current appraisals and determined at a later date.

The former TeamBank franchise is currently operating under the Great Southern name. Since the acquisition, customer deposits have remained stable with a 98% retention rate currently. The Company expects to convert operational systems in late July so that the Company operates under a single platform.  This conversion will allow all Great Southern and former TeamBank customers to conduct business at all banking centers throughout the Great Southern franchise.  Upon completion of the operational conversion, back office operations will be consolidated.

As a result of the transaction described above, Great Southern determined current fair value accounting estimates of the assumed assets and liabilities. This resulted in the Company booking a one-time gain (net of $1.4 million of acquisition costs and other related costs) of $26.4 million in accordance with FASB Statement No. 141 (R), Business Combinations. It is expected that the Company will accrete additional discounts into income as the Company collects on the assets covered by the loss share agreement. Based on the level of discounts expected to be accreted into income in future years, the acquired TeamBank loans are not considered non-performing as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a yield on the discounted book balances.  Loans with an unpaid balance of $435 million were recorded at their fair value of $223 million (net of all discounts) in Great Southern’s March 31, 2009, loan totals. In addition, Great Southern recorded an indemnification asset from the FDIC in the amount of $154 million as part of the loss share agreement.

The Company operated the former TeamBank franchise for 11 days in the first quarter with income and expenses being essentially equal.

Great Southern’s management has from time to time become aware of acquisition opportunities and has performed various levels of review related to potential acquisitions in the past. This particular transaction was attractive to us for a variety of reasons, including:

•	the ability to expand into non-overlapping yet complementary markets—for the most part, these locations were close enough to be operationally efficient, but didn’t overlap our existing footprint.

•
the very strong market position enjoyed by most of the 17 banking centers. We reviewed market share and total deposits by banking center and realized that many of these locations were as strong or stronger in their markets than our legacy Great Southern banking centers.

•
the attractiveness of immediate core deposit growth with low cost of funds. Over the past several years, organic core deposit growth has been exceptionally difficult as financial institutions fought over deposits. This acquisition allowed us to immediately increase core deposits by a significant amount at an attractive cost.

•
the opportunities to enhance income and efficiency due to duplications of effort and decentralized processes. The Company has historically operated very efficiently, and expects to enhance income by centralizing some duties and removing duplications of effort.

Based on these and other factors, including the level of FDIC support related to the acquired loans and foreclosed assets, the Company believes that this acquisition will produce positive earnings once various operational functions have been consolidated.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

During the three months ended March 31, 2009, the Company increased total assets by $747.9 million to $3.41 billion. Most of the increase is attributable to the loans and investment securities acquired in the FDIC-assisted TeamBank transaction. Net loans increased by $211.5 million; the net loans added from TeamBank were $222.6 million. In the three months ended March 31, 2009, the disbursed portion of residential and commercial construction loan balances decreased $71.7 million. The main loan areas experiencing increases in the first three months of 2009 were commercial real estate loans and one- to four-family real estate loans, partially offset by lower average balances in construction loans. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. The Company does not expect to grow the loan portfolio significantly at this time. Related to the loans purchased in the FDIC-assisted transaction, the Company recorded an asset of $154 million which represents an estimate of the fair value of the FDIC indemnification of losses in the TeamBank loans acquired. This amount will fluctuate over time, in tandem with the balance of loans acquired in the transaction, as the results of loan workouts and collections are recognized. Available-for-sale investment securities increased by $120.7 million and cash and cash equivalents increased $255.3 million. Most of the increase in investment securities is attributable to the investment securities acquired in the FDIC-assisted transaction. In the three months ended March 31, 2009, the Company experienced excess funding due to increases in deposits and customer reverse repurchase accounts. In some instances, the Company invested these excess funds in short-term cash equivalents at rates that at times caused the Company to earn a negative spread. While the Company generally earned a positive spread on securities purchased, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin. While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 22.5% and 24.3% of total assets at March 31, 2009 and December 31, 2008, respectively. The Company expects that it may maintain this higher level of investment securities and cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this will continue to have the effect of decreasing net interest margin and net interest income. Foreclosed assets increased $7.7 million during the three months ended March 31, 2009. See “Non-performing assets – foreclosed assets” for additional information on the Company’s foreclosed assets.

Total liabilities increased $727.2 million from December 31, 2008 to $3.15 billion at March 31, 2009. Deposits increased $545.7 million, securities sold under reverse repurchase agreements with customers increased $95.9 million and FHLBank advances increased $80.7 million. The increases in securities sold under repurchase agreements with customers was the result of corporate customers’ desires to place funds in excess of deposit insurance limits in secured accounts. FHLBank advances increased from $120.5 million at December 31, 2008, to $201.2 million at March 31, 2009, as a result of the advances assumed in the FDIC-assisted transaction. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Total deposits increased $545.7 million from December 31, 2008. Deposits acquired from the FDIC were approximately $511 million. Retail CDs and non-interest-bearing transaction accounts increased $330.5 million and $5.2 million, respectively. Interest-bearing checking accounts (mainly money market accounts) increased $282.1 million. Checking account balances totaled $812.6 million at March 31, 2009, up from $525.2 million at December 31, 2008. Total brokered deposits were $608.5 million at March 31, 2009, down from $806.2 million at December 31, 2008. Excluded from these totals at March 31, 2009 and December 31, 2008, were Great Southern Bank customer deposits totaling $269.9 million and $168.3 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC had previously counted these deposits as brokered, but changed their policy on this in 2009. The Company also decided to increase the amount of longer-term brokered certificates of deposit during 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the FRB. As market interest rates on these types of deposits have decreased in recent months, the Company has begun to redeem some of these certificates in 2009 in order to lock in cheaper funding rates or reduce excess cash balances. In addition, the Company has had several brokered deposits mature in 2009 without replacement due to the deposit increases in other areas.

Total stockholders' equity increased $20.7 million from $234.1 million at December 31, 2008 to $254.8 million at March 31, 2009. The Company recorded net income of $18.3 million for the three months ended March 31, 2009, common and preferred dividends declared were $3.1 million and accumulated other comprehensive income increased $5.5 million.  The increase in accumulated other comprehensive loss resulted from increases in the fair value of the Company's available-for-sale investment securities.

Our participation in the Capital Purchase Program ("CPP") of the U.S. Department of the Treasury (the "Treasury") currently precludes us from purchasing shares of the Company’s stock without the Treasury's consent until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. Management has historically utilized stock buy-back programs from time to time as long as repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

Results of Operations and Comparison for the Three Months Ended March 31, 2009 and 2008

General

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, net income increased $33.4 million during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This increase was primarily due to a decrease in provision for loan losses of $32.8 million, or 86.8%, and an increase in non-interest income of $20.9 million, or 205.1%, partially offset by an increase in provision for income taxes of $18.8 million, an increase in non-interest expense of $1.1 million, or 7.8%, and a decrease in net interest income of $288,000, or 1.6%.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, net income increased $34.0 million during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This increase was primarily due to a decrease in provision for loan losses of $32.8 million, or 86.8%, and an increase in non-interest income of $23.0 million, or 319.3%, partially offset by an increase in provision for income taxes of $19.1 million, an increase in non-interest expense of $1.1 million, or 7.8%, and a decrease in net interest income of $1.5 million, or 8.0%.

The information presented in the table below and elsewhere in this report excluding hedge accounting entries recorded (for the 2009 and 2008 periods) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The tables below and elsewhere in this report excluding hedge accounting entries recorded (for the 2009 and 2008 periods) contain reconciliations of this information to the reported information prepared in accordance with GAAP. The Company believes that this non-GAAP financial information is useful in its internal management financial analyses and may also be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated for the reasons described above. The amortization of deposit broker fees and the net change in fair value of interest rate swaps and related deposits may be volatile. For example, if market interest rates decrease significantly, the interest rate swap counterparties may wish to terminate the swaps prior to their stated maturities. If a swap is terminated, it is likely that the Company would redeem the related deposit account at face value. If the deposit account is redeemed, any unamortized broker fee associated with the deposit account must be written off to interest expense. In addition, if the interest rate swap is terminated, there may be an income or expense impact related to the fair values of the swap and related deposit which were previously recorded in the Company's financial statements. The effect on net income, net interest income, net interest margin and non-interest income could be significant in any given reporting period.

Selected Financial Data and Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended March 31,
	2009		2008
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings (Loss) Per Common Share	$17,435	$1.29	$(15,153)	$(1.13)
Amortization of deposit broker origination fees (net of taxes)	72		882
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(551)		(1,933)
Earnings excluding impact of hedge accounting entries	$16,956		$(16,204)

Total Interest Income

Total interest income decreased $4.0 million, or 10.5%, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was due to a $6.0 million, or 18.3%, decrease in interest income on loans, partially offset by a $2.0 million, or 35.0%, increase in interest income on investments and other interest-earning assets. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates of interest. Interest income for loans decreased due to significantly lower average rates of interest and lower average balances. The lower average rates were a result of the significant decreases to the prime rate of interest since the first quarter of 2008.

Interest Income - Loans

During the three months ended March 31, 2009 compared to the three months ended March 31, 2008, interest income on loans decreased due to lower average interest rates and lower average balances. Interest income decreased $4.7 million as the result of lower average interest rates on loans. The average yield on loans decreased from 7.00% during the three months ended March 31, 2008, to 6.01% during the three months ended March 31, 2009. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. Average loan rates were much lower in 2009 compared to 2008, as a result of market rates of interest, primarily the "prime rate" of interest. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate now remains. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. Beginning in 2008, the declining interest rates once again put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. In the three months ended March 31, 2009, the average yield on loans was 6.01% versus an average prime rate for the period of 3.25%, or a difference of a positive 276 basis points. In the three months ended March 31, 2008, the average yield on loans was 7.00% versus an average prime rate for the period of 6.24%, or a difference of a positive 76 basis points.

Interest income decreased $1.3 million as the result of lower average loan balances from $1.88 billion during the three months ended March 31, 2008 to $1.81 billion during the three months ended March 31, 2009. The lower average balance resulted principally from the Bank's lower average balances in construction loans and commercial business loans, partially offset by increases in average balances in commercial real estate loans, one- to four-family and multifamily real estate loans and consumer loans. The Bank's one- to four-family residential loan portfolio balance increased in 2008 and to date in 2009 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market.

For the three months ended March 31, 2009 and 2008, interest income was reduced $290,000 and $186,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the quarters. The effect of these reversals reduced net interest income and net interest margin.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased as a result of higher average balances during the three months ended March 31, 2009, when compared to the three months ended March 31, 2008. Interest income increased $2.8 million as a result of an increase in average balances from $458 million during the three months ended March 31, 2008, to $724 million during the three months ended March 31, 2009. This increase was primarily in interest-earning deposits and available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements and public fund deposits. The balance of available-for-sale mortgage-backed securities has increased from $260.0 million at March 31, 2008 to $561.3 million at March 31, 2009. Interest income decreased by $881,000 as a result of a decrease in average interest rates from 4.92% during the three months ended March 31, 2008, to 4.24% during the three months ended March 31, 2009. In previous years, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs). As these securities reached interest rate reset dates in 2007, their rates typically increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) generally declined in 2008 and into 2009, the interest rates on those securities that reprice in 2009 likely will decrease at their next interest rate reset date. The majority of the securities added in 2008 and 2009 are backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally three to ten years) and then will adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). In addition at March 31, 2008, the Company had several agency securities that were callable at the option of the issuer. Many of these securities were redeemed by the issuer in 2008, so the balance of U. S. Government agency securities has decreased from $112.1 million at March 31, 2008 to $25.7 million at March 31, 2009.  On March 20, 2009, the Company acquired approximately $112 million of investment securities as part of the acquisition of assets from the FDIC.

In addition to the increase in securities, the Company has also experienced an increase in interest-earning deposits and non-interest-earning cash equivalents, where additional liquidity was maintained in 2008 and into 2009 due to uncertainty in the financial system. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At March 31, 2009, the Company had cash and cash equivalents of $423.3 million compared to $167.9 million at December 31, 2008 and $80.0 million at March 31, 2008. For the three months ended March 31, 2009, compared to the same period in 2008, the average balance of investment securities and other interest-earning assets increased by approximately $266 million due to excess funds for liquidity and the purchase of investment securities to pledge against public funds deposits, customer repurchase agreements and structured repo borrowings. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense decreased $3.8 million, or 18.3%, during the three months ended March 31, 2009, when compared with the three months ended March 31, 2008, primarily due to a decrease in interest expense on deposits of $2.9 million, or 17.2%, a decrease in interest expense on short-term and structured repo borrowings of $50,000, or 3.1%, a decrease in interest expense on FHLBank advances of $636,000, or 40.2%, and a decrease in interest expense on subordinated debentures issued to capital trust of $165,000, or 39.5%.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense decreased $2.5 million, or 13.1%, during the three months ended March 31, 2009, when compared with the three months ended March 31, 2008, primarily due to a decrease in interest expense on deposits of $1.7 million, or 10.6%, a decrease in interest expense on short-term and structured repo borrowings of $50,000, or 3.1%, a decrease in interest expense on FHLBank advances of $636,000, or 40.2%, and a decrease in interest expense on subordinated debentures issued to capital trust of $165,000, or 39.5%.

The amortization of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps significantly increased interest expense in the first quarter of 2008, but did not have a significant effect in the first quarter of 2009. The amortization of these fees totaled $110,000 and $1.4 million in the three months ended March 31, 2009 and 2008, respectively. The Company has now amortized the remaining fees as the interest rate swaps and related brokered deposits have been terminated. In the three months ended March 31, 2009, the Company did amortize $350,000 in additional broker fees that were related to deposits that were originated by the Company in 2008. These were remaining unamortized fees on deposits that were redeemed at the discretion of the Company to reduce some of the excess liquidity and to reduce deposits with interest rates in excess of 4.00%. The total of such deposits redeemed in the first quarter of 2009 was $147 million.

Interest Expense – Deposits

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, interest on demand deposits decreased $1.4 million due to a decrease in average rates from 2.25% during the three months ended March 31, 2008, to 1.13% during the three months ended March 31, 2009. The average interest rates decreased due to lower overall market rates of interest throughout 2008 and the first three months of 2009. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued throughout 2008. Interest on demand deposits decreased $251,000 due to a decrease in average balances from $540 million during the three months ended March 31, 2008, to $499 million during the three months ended March 31, 2009. Average noninterest-bearing demand balances decreased from $152 million in the three months ended March 31, 2008, to $144 million in the three months ended March 31, 2009.

Interest expense on deposits decreased $3.8 million as a result of a decrease in average rates of interest on time deposits from 4.87% during the three months ended March 31, 2008, to 3.71% during the three months ended March 31, 2009. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $2.5 million due to an increase in average balances of time deposits from $1.15 billion during the three months ended March 31, 2008, to $1.38 billion during the three months ended March 31, 2009. Market rates of interest on new certificates have decreased since late 2007 as the FRB reduced short-term interest rates.

The effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps did not impact interest on demand deposits.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, interest expense on deposits decreased $2.3 million as a result of a decrease in average rates of interest on time deposits from 4.39% during the three months ended March 31, 2008, to 3.68% during the three months ended March 31, 2009. Interest expense on deposits also increased $2.3 million due to an increase in average balances of time deposits from $1.15 billion during the three months ended March 31, 2008, to $1.38 billion during the three months ended March 31, 2009.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended March 31, 2009 compared to the three months ended March 31, 2008, interest expense on FHLBank advances decreased due to lower average interest rates and lower average balances. Interest expense on FHLBank advances decreased $329,000 due to a decrease in average interest rates from 3.84% in the three months ended March 31, 2008, to 2.95% in the three months ended March 31, 2009. Rates on advances decreased as the Company employed some advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment. Interest expense on FHLBank advances decreased $307,000 due to a decrease in average balances from $166 million during the three months ended March 31, 2008, to $130 million during the three months ended March 31, 2009. The reason for this decrease is the Company elected to utilize other forms of alternative funding during 2008 and 2009.

Interest expense on short-term and structured repo borrowings decreased $868,000 due to a decrease in average rates on short-term borrowings from 2.86% in the three months ended March 31, 2008, to 1.64% in the three months ended March 31, 2009. The average interest rates decreased due to lower overall market rates of interest in the first quarter of 2009 compared to the same period in 2008. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout 2008 and into 2009, as the FRB decreased short-term interest rates. Interest expense on short-term borrowings increased $818,000 due to an increase in average balances from $225 million during the three months ended March 31, 2008, to $382 million during the three months ended March 31, 2009. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility and significant increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, in September 2008, the Company entered into a structured repo borrowing agreement totaling $50 million which bears interest at a fixed rate unless LIBOR exceeds 2.81%. If LIBOR exceeds 2.81%, the borrowing costs decrease by a multiple of the difference between LIBOR and 2.81%. This rate adjusts quarterly.

Interest expense on subordinated debentures issued to capital trust decreased $165,000 due to decreases in average rates from 5.44% in the three months ended March 31, 2008, to 3.32% in the three months ended March 31, 2009. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2009 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.60%, adjusting quarterly.  In July 2007, the Company issued additional trust preferred debentures. These debentures are also not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at a rate of three-month LIBOR plus 1.40%, adjusting quarterly.

Net Interest Income

Including the impact of the accounting entries recorded for certain interest rate swaps, net interest income for the three months ended March 31, 2009 decreased $288,000 to $17.5 million compared to $17.8 million for the three months ended March 31, 2008. Net interest margin was 2.81% in the three months ended March 31, 2009, compared to 3.07% in three months ended March 31, 2008, a decrease of 26 basis points.

Most of the decrease in net interest margin resulted from the decision by the Company to increase the amount of longer-term brokered certificates of deposit during 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the Federal Reserve Bank. In 2008, the Company issued approximately $359 million of new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has begun to redeem some of these certificates in 2009 in order to lock in cheaper funding rates. At March 31, 2009, the Company had $266 million of callable deposits remaining, and has redeemed (without replacing) $95 million of this amount subsequent to March 31, 2009. These redeemed deposits had interest rates in excess of 4.00%. In addition during 2008, the Company issued approximately $137 million of new brokered certificates, which are fixed rate certificates with maturity terms of generally two to four years, which the Company may not redeem prior to maturity. There are no interest rate swaps associated with any of these brokered certificates. These longer-term certificates carry an interest rate that is approximately 200 to 300 basis points higher than the interest rate that the Company would have paid if it instead utilized short-term advances from the FHLBank. The Company decided the higher rate was justified by the longer term and the ability to keep committed funding lines available throughout 2008 and into 2009. The net interest margin was also negatively impacted as the Company originated some of the new certificates in advance of the anticipated terminations of these existing certificates, thereby causing the Company to have excess funds for a period of time. These excess funds were invested in short-term cash equivalents at rates that at times caused the Company to earn a negative spread. The average balance of cash and cash equivalents in the three months ended March 31, 2009 and 2008, was $306 million and $81 million, respectively. Partially offsetting the increase in brokered CDs, several existing brokered certificates were redeemed by the Company in 2008 and in the first quarter of 2009 as the related interest rate swaps were terminated by the swap counterparties. The Company's interest rate swaps have been terminated as of March 31, 2009.

The Federal Reserve most recently cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its "prime rate" of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers as a majority of the loans indexed to "Great Southern prime" are already at interest rate floors which are provided for in individual loan documents. At its most recent meeting on April 29, 2009, the Federal Reserve Board elected to leave the Federal Funds rate unchanged and did not indicate that rate changes are imminent.

For the three months ended March 31, 2009 and 2008, interest income was reduced $290,000 and $186,000, respectively, due to the reversal of accrued interest on loans which were added to non-performing status during the quarter.

The Company's overall interest rate spread remained the same at 2.69% during the three months ended March 31, 2009 and 2008. The gross change was due to a 110 basis point decrease in the weighted average rate paid on interest-bearing liabilities, offset by a 110 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 26 basis points, or 8.5%, from 3.07% for the three months ended March 31, 2008, to 2.81% for the three months ended March 31, 2009. In comparing the two years, the yield on loans decreased 99 basis points while the yield on investment securities and other interest-earning assets decreased 68 basis points. The rate paid on deposits decreased 101 basis points, the rate paid on FHLBank advances decreased 89 basis points, the rate paid on short-term borrowings decreased 122 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 212 basis points.

Excluding the impact of the accounting entries recorded for certain interest rate swaps, economically, net interest income for the three months ended March 31, 2009 decreased $1.5 million to $17.7 million compared to $19.2 million for the three months ended March 31, 2008. Net interest margin excluding the effects of the accounting change was 2.83% in the three months ended March 31, 2009, compared to 3.30% in the three months ended March 31, 2008. The Company's overall interest rate spread decreased 23 basis points, or 7.8%, from 2.94% during the three months ended March 31, 2008, to 2.71% during the three months ended March 31, 2009. The decrease was due to a 110 basis point decrease in the weighted average yield on interest-earning assets, partially offset by an 87 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 99 basis points while the yield on investment securities and other interest-earning assets decreased 68 basis points. The rate paid on deposits decreased 71 basis points, the rate paid on FHLBank advances decreased 89 basis points, the rate paid on short-term borrowings decreased 122 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 212 basis points.

The prime rate of interest averaged 3.25% during the three months ended March 31, 2009 compared to an average of 6.24% during the three months ended March 31, 2008. In the last three months of 2007 and throughout 2008, the FRB decreased short-term interest rates. At March 31, 2009, the national “prime rate” stood at 3.25% and the Company’s average interest rate on its loan portfolio was 6.27%. Over half of the Bank's loans were tied to prime at March 31, 2009; however, most of these loans had interest rate floors or were indexed to “Great Southern Bank prime,” which has not been reduced below 5.00%.

Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended March 31,
	2009		2008
	$	%	$	%

Reported Net Interest Income/Margin	$17,555	2.81%	$17,843	3.07%
Amortization of deposit broker origination fees	110	.02	1,357	.23
Net interest income/margin excluding impact of hedge accounting entries	$17,665	2.83%	$19,200	3.30%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses decreased $32.8 million, from $37.8 million during the three months ended March 31, 2008, to $5.0 million during the three months ended March 31, 2009. See the Company’s Quarterly Report on Form 10-Q for March 31, 2008, for additional information regarding the large provision for loan losses in the first quarter of 2008. The allowance for loan losses increased $1.0 million, or 3.4%, to $30.2 million at March 31, 2009, compared to $29.2 million at December 31, 2008. Net charge-offs were $4.0 million in the three months ended March 31, 2009, versus $36.7 million in the three months ended March 31, 2008. Three  relationships make up $2.9 million of the net charge-off total for the 2009 first quarter. One of these relationships is included in non-performing loans, and two relationships are included in foreclosed assets. In addition, general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to increased provisions and charge-offs. As properties were transferred into non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss share agreement, was 1.73% and 1.66% at March 31, 2009 and December 31, 2008, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at this time, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank non-performing assets, including foreclosed assets, are not included in the totals and discussion of non-performing loans, potential problem loans and foreclosed assets below due to the loss share agreement with the FDIC, which substantially covers principal losses that may be incurred in these portfolios.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at March 31, 2009, were $61.5 million, down $4.4 million from December 31, 2008. Non-performing assets as a percentage of total assets were 1.81% at March 31, 2009, compared to 2.48% at December 31, 2008. Compared to December 31, 2008, non-performing loans decreased $9.2 million to $24.0 million while foreclosed assets increased $4.8 million to $37.5 million. Commercial real estate, construction and business loans comprised $20.5 million, or 85%, of the total $24.0 million of non-performing loans at March 31, 2009.

Non-performing Loans. Compared to December 31, 2008, the total amount of non-performing loans decreased $9.2 million to $24.0 million at March 31, 2009. Decreases in non-performing loans during the quarter ended March 31, 2009, were primarily due to the transfer of three loan relationships from the Non-performing Loans category to the Foreclosed Assets category. These three relationships were described in the Company’s December 31, 2008 Annual Report on Form 10-K:

•
An $8.3 million loan relationship, which is secured primarily by lots in multiple subdivisions in the St. Louis area, was reduced to $1.8 million through the transfer of $5.4 million to foreclosed assets and the charge-off of $1.4 million. This relationship was previously charged down $2 million upon transfer to non-performing loans. The $1.8 million remaining non-performing loan balance represents lots in two subdivisions in Illinois near St. Louis. The $5.4 million remaining balance in foreclosed assets represents lots in seven subdivisions in the St. Louis area.

•
A $2.5 million loan relationship, which involves a condominium development in Kansas City, was transferred to foreclosed assets. The balance remaining in Foreclosed Assets is $2.3 million at March 31, 2009. At March 31, 2009, $207,000 of this relationship remains in loans and is secured by various real estate collateral not related to the condominium development.

•
A $2.3 million loan relationship, which involves commercial land to be developed into commercial lots in Northwest Arkansas, was transferred to foreclosed assets. This relationship was previously charged down approximately $285,000 upon transfer to non-performing loans and was charged down an additional $320,000 in the first quarter of 2009 upon the transfer to foreclosed assets. The balance remaining in Foreclosed Assets was $2.0 million at March 31, 2009.

Partially offsetting these decreases in non-performing loans were the following additions to non-performing loans during the three months ended March 31, 2009:

•
A $2.0 million loan relationship, which is secured primarily by an office building and commercial land near Springfield, Missouri and commercial land in Branson, Missouri. This relationship was charged down approximately $1.2 million upon transfer to non-performing loans.

•	A $1.1 million loan relationship, which is secured primarily by a motel in central Missouri. The collateral was purchased by a third party at foreclosure and the loan was paid off in April 2009.

At March 31, 2009, five significant loan relationships accounted for $14.2 million of the total non-performing loan balance of $24.0 million. In addition to the two new relationships noted above, three other significant loan relationships were previously included in Non-performing Loans and remained there at March 31, 2009. These three relationships are described below:

•
A $7.7 million loan relationship, which is secured by a condominium and retail historic rehabilitation development in St. Louis. The original relationship has been reduced through the receipt of Tax Increment Financing funds and a portion of the Federal and State historic tax credits expected to be received by the Company in 2009. Upon receipt of the remaining Federal and State tax credits, the Company expects to reduce the balance of this relationship to approximately $5.0 million, the value of which is substantiated by a recent appraisal. There is a potential acquirer who has expressed interest in purchasing the property once the tax credit process is completed.  If a sale does not occur upon completion of the tax credit process, then the property will be transferred to other real estate.  This relationship was described more fully in the Company’s 2008 Annual Report on Form 10-K under “Non-performing Assets.”

•	A $1.8 million loan relationship, which is secured primarily by lots in two subdivisions in Illinois near St. Louis. This relationship was updated above.

•
A $1.6 million loan relationship, which is secured primarily by eleven houses in Northwest Arkansas. Potential sales for some of these houses ultimately were not completed, so the Company is beginning the process of foreclosing on the collateral.

Foreclosed Assets. Of the total $40.4 million of foreclosed assets at March 31, 2009, $2.9 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transaction on March 20, 2009.  These acquired foreclosed assets are subject to the loss-sharing agreement with the FDIC and, therefore, are not included in the following discussion of foreclosed assets. Foreclosed assets increased $4.8 million during the three months ended March 31, 2009, from $32.7 million at December 31, 2008, to $37.5 million at March 31, 2009. During the three months ended March 31, 2009, foreclosed assets increased, as described above, primarily due to the addition of one $5.4 million relationship consisting of lots in multiple subdivisions in the St. Louis area; the addition of one $2.3 million relationship consisting of condominium units in Kansas City, Mo.; the addition of one $2.0 million relationship consisting of commercial land to be developed into commercial lots in Northwest Arkansas and the addition of several smaller relationships that involve houses which are completed and for sale or under construction, as well as developed subdivision lots. Foreclosed assets decreased primarily due to the sale of one $3.9 million relationship consisting of an office building in Southeast Missouri, the reduction of $476,000 to a $2.3 million relationship in Northwest Arkansas through the sale of a portion of the assets, the reduction of $587,000 to a $2.4 million relationship in the Branson, Missouri area through the sale of a portion of the assets and the sale of several smaller relationships that involve houses which are completed or under construction, as well as developed subdivision lots.

At March 31, 2009, ten separate relationships comprise $25.2 million, or 67%, of the total foreclosed assets balance. In addition to the three new relationship described above which remain in foreclosed assets at March 31, 2009, the other seven relationships, which were previously described in the Company’s December 31, 2008 Annual Report on Form 10-K under “Foreclosed Assets,” include:

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

•
A $1.9 million relationship, which involves residential developments in Northwest Arkansas. One of the developments has some completed houses and additional lots. The second development is comprised of completed duplexes and triplexes. A few sales of single-family houses have occurred and the remaining properties are being marketed for sale. This relationship has been reduced from $3.1 million through the sale of some of the houses.

•
A $2.2 million loan relationship, which previously involved two residential developments (now one development) in the Kansas City, Mo., metropolitan area. This subdivision is primarily comprised of developed lots with some additional undeveloped ground. This relationship has been reduced from $4.3 million through the sale of one of the subdivisions and a charge down of the balance prior to 2009. The Company is marketing the property for sale.

•	A $1.9 million loan relationship, which involves partially-developed subdivision lots in northwest Arkansas, was foreclosed upon in 2008. The Company is marketing the property for sale.

•	A $1.8 million relationship, which involves a residence and commercial building in the Lake of the Ozarks, Mo., area. The Company continues to market these properties for sale.

•
A $1.4 million relationship, which involves residential developments, primarily residential lots in three different subdivisions and undeveloped ground, in the Branson, Mo., area. The Company has been in contact with various developers to determine interest in the projects and is marketing these properties for sale.

Potential Problem Loans. Potential problem loans decreased $3.0 million during the three months ended March 31, 2009, from $17.8 million at December 31, 2008, to $14.8 million at March 31, 2009. Potential problem loans are loans which management has identified as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the three months ended March 31, 2009, Potential Problem Loans decreased primarily from the transfer of one relationship described above as a $2.0 million relationship (previously $3.2 million) added to the Non-performing Loans category and other smaller relationships which were transferred to the Non-performing Loans category. Increases in Potential Problem Loans resulted primarily due to the addition of two unrelated relationships totaling $1.9 million to the Potential Problem Loans category. These two additional relationships include: a $991,000 relationship primarily secured by six duplexes near Springfield, Mo.; and a $919,000 relationship primarily secured by eight rental houses and two houses held for resale near Lake of the Ozarks, Mo.

At March 31, 2009, seven significant relationships accounted for $10.6 million, or 72%, of the potential problem loan total of $14.8 million. In addition to the two loan relationships which were discussed above as additions to Potential Problem Loans, the other five relationships include:

•
The first loan relationship consists of a retail center, improved commercial land and other collateral in the states of Georgia and Texas totaling $3.4 million. During 2008, the Company obtained additional collateral and guarantor support; however, the Company still considers this relationship as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms.

•
The second loan relationship totaled $2.3 million and consists of a residential subdivision development in Springfield, Mo. The site improvements are now essentially completed and the lot sales program has been restarted.

•
The third loan relationship totaled $1.1 million. The relationship is secured primarily by a retail center, developed and undeveloped residential subdivisions, and single-family houses in the Springfield, Missouri, area. The single-family houses are leased and provide some cash flow for the loans.

•
The fourth loan relationship consists of vacant land (pad sites) to be developed for condominiums near Branson, Missouri totaling $900,000. Construction development progress has been slower than anticipated due to a slowdown in the market.

•
The fifth loan relationship consists of subdivision lots in southwest Missouri totaling $900,000.  The borrower has been faced with various construction and market issues which have slowed development progress.  The borrower is currently finishing the subdivision and marketing the lots.

Non-interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2009 and 2008, total non-interest income increased $20.8 million in the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. Non-interest income for the first quarter of 2009 was $31.0 million compared with $10.2 million for the first quarter of 2008. The increase in non-interest income was primarily the result of the one-time gain of $27.8 million related to the TeamBank transaction discussed above. The increase was partially offset by the impairment write-down in value of certain available-for-sale equity investments, investments in bank trust preferred securities and an investment in one non-agency CMO. The fair value of the trust preferred securities deteriorated significantly during the first quarter of 2009 due to negative trends at the issuing banks. In addition, at March 31, 2009, the non-agency CMO was put on credit watch by rating agencies for possible downgrade from its AAA rating due to performance of the underlying collateral. The impairment write-down totaled $4.0 million on a pre-tax basis. These investments were previously included in securities available-for-sale at a cost of $8.4 million. It is unclear if or when the values of these investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment. The Company continues to hold these securities in the available-for-sale category.

First quarter 2009 commission income from the Company’s travel, insurance and investment divisions decreased $779,000, or 29.5%, compared to the same period in 2008. Part of this decrease ($445,000) was in the investment division as a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced. The Company’s travel division also experienced a decrease in commission income of $301,000 in the first quarter of 2009 compared to the same period in 2008. Customers are reducing their travel in light of current economic conditions. The net realized gains on loan sales increased $213,000, or 54.2%, in the first quarter of 2009 compared to the first quarter of 2008. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market. Income from charges on deposit accounts and fees from ATM and debit card usage decreased $194,000, or 5.4%, in the three months ended March 31, 2009 compared to the same period in 2008. Late charges and other fees on loans decreased $85,000 in the three months ended March 31, 2009 compared to the same period in 2008.

A significant decrease in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $846,000 in the three months ended March 31, 2009, and an increase of $3.0 million in the three months ended March 31, 2008. Income of this magnitude related to the change in the fair value of certain interest rate swaps and the related change in the fair value of hedged deposits should not be expected in future quarters. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. At March 31, 2009, virtually all of this charge has been recovered.

Excluding the acquisition gain, securities losses and interest rate swap income discussed above, non-interest income for the first quarter of 2009 was $6.4 million compared with $7.2 million for the first quarter of 2008, or a decrease of $808,000. This decrease was primarily attributable to the lower commission revenue from the Company’s travel and investment divisions, which was discussed above.

Non-interest Expense

Non-interest expense for the first quarter of 2009 was $15.2 million compared with $14.1 million for the first quarter of 2008, or an increase of $1.1 million, or 7.8%. The increase was primarily due to: (i) an increase of $340,000, or 55.4%, in insurance expense, primarily related to increases imposed by the FDIC for deposit insurance premiums; (ii) an increase of $400,000, or 113.3%, in expense on foreclosed assets; (iii) an increase of $286,000, or 75.7%, in legal and professional fees, primarily related to credit and foreclosure matters and legal matters related to the FDIC-assisted acquisition in March 2009; and (iv) smaller increases and decreases in other non-interest expense areas, such as postage, supplies and telephone.

The Company’s efficiency ratio for the quarter ended March 31, 2009, was 31.31% compared to 50.36% in the same quarter in 2008. The efficiency ratio in the first quarter of 2009 was primarily positively impacted by the FDIC-assisted acquisition-related one-time gain and negatively impacted by the investment securities impairment write-downs recorded by the Company. The first quarter 2009 efficiency ratio was also negatively impacted by increased expenses related to foreclosures and FDIC insurance premiums discussed below. The Company’s ratio of non-interest expense to average assets decreased from 2.22% for the three months ended March 31, 2008, to 2.05% for the three months ended March 31, 2009. In addition, $1.4 million of acquisition costs and other related costs were included in non-interest expense in the three months ended March 31, 2009.

In 2009, the FDIC is significantly increasing insurance premiums for all banks. In the first quarter of 2009, the Company incurred deposit insurance expense of $799,000 compared to $488,000 in the first quarter of 2008. In addition to the regular quarterly deposit insurance assessments, due to losses and projected losses to the deposit insurance fund, on February 27, 2009, the FDIC adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009. There is a proposal under discussion, under which the FDIC’s line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points. The comment period for this proposal expired on April 2, 2009 and the banking industry is awaiting the final ruling.

Due to increases in the level of foreclosed assets, foreclosure and collection expenses (including legal expenses) in the first quarter of 2009 were higher than the comparable 2008 period by approximately $646,000.

Non-GAAP Reconciliation
 (Dollars in thousands)

	Three Months Ended March 31,
	2009			2008
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$15,214	$48,592	31.31%	$14,108	$28,017	50.36%
Amortization of deposit broker origination fees	--	110	(.08)	--	1,357	(2.58)
Net change in fair value of interest rate swaps and related deposits	--	(847)	.56	--	(2,974)	5.66
Efficiency ratio excluding impact of hedge accounting entries	$15,214	$47,855	31.79%	$14,108	$26,400	53.44%

* Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 35.7% for the three months ended March 31, 2009. The Company’s effective tax benefit rate was 36.4% for the three months ended March 31, 2008. For future periods in 2009, the Company expects the effective tax rate to be in the range of 34-36% of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $438,000 and $756,000 for the three months ended March 31, 2009 and 2008, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

		March 31, 2009	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	6.11%	$240,419	$3,578	6.04%	$193,807	$3,263	6.77%
	Other residential	6.49	126,371	1,865	5.98	92,910	1,769	7.66
	Commercial real estate	6.31	502,779	7,697	6.21	468,702	8,436	7.24
	Construction	5.99	552,717	7,733	5.67	703,250	12,203	6.98
	Commercial business	5.93	131,172	2,038	6.30	201,532	3,266	6.52
	Other loans	7.21	191,842	2,846	6.02	164,545	2,866	7.01
	Industrial revenue bonds	6.38	60,224	980	6.61	55,011	936	6.85

	Total loans receivable	6.27	1,805,524	26,737	6.01	1,879,757	32,739	7.00

	Investment securities and other interest-earning assets	4.67	724,155	7,564	4.24	458,141	5,601	4.92

	Total interest-earning assets	5.79	2,529,679	34,301	5.50	2,337,898	38,340	6.60
	Non-interest-earning assets:
	Cash and cash equivalents		224,845			67,432
	Other non-earning assets		71,251			68,565
	Total assets		$2,825,775			$2,473,895

	Interest-bearing liabilities:
	Interest-bearing demand and savings	1.07	$498,969	1,387	1.13	$540,016	3,017	2.25
	Time deposits	3.34	1,379,692	12,613	3.71	1,146,664	13,883	4.87
	Total deposits	2.72	1,878,661	14,000	3.02	1,686,680	16,900	4.03
	Short-term borrowings and structured repo	1.60	382,189	1,547	1.64	224,908	1,597	2.86
	Subordinated debentures issued to capital trust	2.74	30,929	253	3.32	30,929	418	5.44
	FHLB advances	3.58	129,975	946	2.95	165,774	1,582	3.84

	Total interest-bearing liabilities	2.61	2,421,754	16,746	2.81	2,108,291	20,497	3.91
	Non-interest-bearing liabilities:
	Demand deposits		144,395			151,813
	Other liabilities		19,820			18,341
	Total liabilities		2,585,969			2,278,445
	Stockholders’ equity		239,806			195,450
	Total liabilities and stockholders’ equity		$2,825,775			$2,473,895

	Net interest income:
	Interest rate spread	3.18%		$17,555	2.69%		$17,843	2.69%
	Net interest margin*				2.81%			3.07%
	Average interest-earning assets to average interest- bearing liabilities		104.5%			110.9%
_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $59.2 million and $74.3 million for the three months ended March 31, 2009 and 2008, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $40.0 million and $32.0 million for the three months ended March 31, 2009 and 2008, respectively. Interest income on tax-exempt assets included in this table was $1.4 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.1 million and $906,000 for the three months ended March 31, 2009 and 2008, respectively.

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

	Three Months Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,705)	$(1,297)	$(6,002)
Investment securities and other interest-earning assets	(881)	2,844	1,963
Total interest-earning assets	(5,586)	1,547	(4,039)
Interest-bearing liabilities:
Demand deposits	(1,379)	(251)	(1,630)
Time deposits	(3,750)	2,480	(1,270)
Total deposits	(5,129)	2,229	(2,900)
Short-term borrowings and structured repo	(868)	818	(50)
Subordinated debentures issued to capital trust	(165)	--	(165)
FHLBank advances	(329)	(307)	(636)
Total interest-bearing liabilities	(6,491)	2,740	(3,751)
Net interest income	$905	$(1,193)	$(288)

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2009, the Company had commitments of approximately $9.8 million to fund loan originations, $175.1 million of unused lines of credit and unadvanced loans, and $14.5 million of outstanding letters of credit.

At March 31, 2009, the Company had committed to purchase $4.6 million of federal low income and federal historic tax credits related to the rehabilitation of an historic building for use as apartments.  One of the principal developers of this project is a director of the Company.  The Company will invest $3.8 million to acquire these credits, which is consistent with pricing the Company has paid to acquire other tax credits from non-related parties.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

At March 31, 2009, the Company's total stockholders' equity was $254.8 million, or 7.5% of total assets. At March 31, 2009, common stockholders' equity was $199.2 million, or 5.8% of total assets, equivalent to a book value of $14.88 per common share. Total stockholders’ equity at December 31, 2008, was $234.1 million, or 8.8% of total assets. At December 31, 2008, common stockholders' equity was $178.5 million, or 6.7% of total assets, equivalent to a book value of $13.34 per common share.

At March 31, 2009, the Company’s tangible common equity to total assets ratio was 5.7% as compared to 6.6% at December 31, 2008. The Company’s tangible common equity to total risk-weighted assets ratio was 9.8% at March 31, 2009.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum 5.00% Tier 1 leverage ratio. On March 31, 2009, the Bank's Tier 1 risk-based capital ratio was 11.67%, total risk-based capital ratio was 12.93% and the Tier 1 leverage ratio was 8.19%. As of March 31, 2009, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2009, the Company's Tier 1 risk-based capital ratio was 13.89%, total risk-based capital ratio was 15.14% and the leverage ratio was 9.74%. As of March 31, 2009, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

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

At March 31, 2009 (and more recent information as of May 14, 2009), the Company had these available secured lines and on-balance sheet liquidity:

	March 31, 2009	May 14, 2009
Federal Home Loan Bank line	$239.3 million	$239.3 million
Federal Reserve Bank line	$143.8 million	$216.1 million
Interest-Bearing and Non-Interest- Bearing Deposits	$295.5 million	$326.7 million
Unpledged Securities	$73.3 million	$7.3 million

Statements of Cash Flows. During the three months ended March 31, 2009 and 2008, respectively, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company experienced positive cash flows from investing activities during the three months ended March 31, 2009, and negative cash flows from investing activities the three months ended March 31, 2008.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $13.9 million during the three months ended March 31, 2009, and $16.9 million during the three months ended March 31, 2008.

During the three months ended March 31, 2009, investing activities provided cash of $108.7 million primarily due to the cash received from the purchase of additional business units.  During the three months ended March 31, 2008, investing activities used cash of $97.9 million primarily due to the net increase of loans and investment securities in this period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as stock repurchases and dividend payments to stockholders. Financing activities provided $132.8 million during the three months ended March 31, 2009 and $80.4 million during the three months ended March 31, 2008. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the three months ended March 31, 2009, the Company declared a common stock cash dividend of $0.18 per share (which was paid in April 2009), or 13% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2008). During the three months ended March 31, 2008, the Company declared a common stock cash dividend of $0.18 per share (which was paid in April 2008), and paid a common stock cash dividend of $0.18 per share (which was declared in December 2007). The Board of Directors meets regularly to consider the level and the timing of dividend payments. Our participation in the CPP currently precludes us from increasing our common stock cash dividend above $0.18 per share without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, the Company also paid a preferred stock cash dividend of $564,000 on February 17, 2009. Quarterly payments of $725,000 will be due for the next five years, as long as the preferred stock is outstanding.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2009, the Company did not repurchase any shares of its common stock and did not issue any shares of stock to cover stock option exercises. During the three months ended March 31, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and reissued 1,972 shares of Company stock at an average price of $13.23 per share to cover stock option exercises.

Our participation in the CPP currently precludes us from purchasing shares of the Company’s stock without the Treasury's consent until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. Management has historically utilized stock buy-back programs from time to time as long as repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2009, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is negative. Generally, a rate increase by the FRB (which does not appear likely in the near term based on current economic conditions) would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. The operating environment has not been normal and interest cost for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures, therefore we expect the net interest margin will continue to be somewhat compressed.

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

The Company has entered into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $(98,000) and $442,000 of ineffectiveness was recorded in income in the non-interest income caption for the three months ended March 31, 2009 and 2008, respectively. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

From time to time, the Company has entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity.

At March 31, 2009, the notional amount of interest rate swaps outstanding was $-0-. At December 31, 2008, the notional amount of interest rate swaps outstanding was approximately $11.5 million, all of which were in a net settlement receivable position.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2009, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the CPP precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the first quarter of 2009.

		Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

	January 1, 2009 – January 31, 2009	---	$----	---	396,562
	February 1, 2009 - February 28, 2009	---	$----	---	396,562
	March 1, 2009 - March 31, 2009	---	$----	---	396,562
		---	$----	---
_______________________
(1)	Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

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

Great Southern Bancorp, Inc.
Registrant
Date: May 18, 2009	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 18, 2009	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                                                Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paolo, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2009 is incorporated herein by reference as Exhibit 3.1.

(3)	Articles of incorporation and Bylaws

(i)
The Registrant's Charter previously filed with the Commission as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(iA)
The Articles Supplementary to the Registrant's Charter setting forth the terms of the Registrant's Fixed Rated Cumulative Perpetual Preferred Stock, Series A, previously filed with the Commission (File no. 000-18082) as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2008, are incorporated herein by reference as Exhibit 3(i).

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

The warrant to purchase shares of the Registrant's common stock dated December 5, 2008, previously filed with the Commission (File no. 000-18082) as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 9, 2008, is incorporated herein by reference as Exhibit 4(i).

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

A description of the current salary and bonus arrangements for 2009 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is incorporated herein by reference as Exhibit 10.8.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is incorporated herein by reference as Exhibit 10.9.

The Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated December 5, 2008, between the Registrant and the United States Department of the Treasury, previously filed with the Commission (File no. 000-18082) as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 8, 2008, is incorporated herein by reference as Exhibit 10.10.

The form of Compensation Modification Agreement and Waiver, executed by each of William V. Turner, Joseph W. Turner, Rex A. Copeland, Steven G. Mitchem, Douglas W. Marrs and Linton J. Thomason, previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 8, 2008, is incorporated herein by reference as Exhibit 10.11.

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