Form 10-Q
period 2009-06-30
GREAT SOUTHERN BANCORP INC
filed 2009-08-13
CIK 854560

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2009

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

(417) 887-4400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/     No /  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes// No //

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer / /	Accelerated filer /X/	Non-accelerated filer / /	Smaller reporting company / /
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /  / No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,385,931 shares of common stock, par value $.01, outstanding at August 11, 2009.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2009	2008
	(Unaudited)
ASSETS
Cash	$225,970	$135,043
Interest-bearing deposits in other financial institutions	179,297	32,877
Cash and cash equivalents	405,267	167,920
Available-for-sale securities	721,123	647,678
Held-to-maturity securities (fair value $26,394 – June 2009;
$1,422 - December 2008)	26,290	1,360
Mortgage loans held for sale	16,788	4,695
Loans receivable, net of allowance for loan losses of
$32,602 – June 2009; $29,163 - December 2008	1,868,775	1,716,996
FDIC indemnification asset	154,869	--
Interest receivable	15,427	13,287
Prepaid expenses and other assets	22,240	14,179
Foreclosed assets held for sale, net	42,935	32,659
Premises and equipment, net	36,870	30,030
Goodwill and other intangible assets	4,440	1,687
Investment in Federal Home Loan Bank stock	12,461	8,333
Current and deferred income taxes	5,230	21,099
Total Assets	$3,332,715	$2,659,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,448,521	$1,908,028
Securities sold under reverse repurchase agreements with customers	327,101	215,261
Federal Home Loan Bank advances	200,364	120,472
Structured repurchase agreements	50,000	50,000
Short-term borrowings	325	83,368
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	7,325	9,225
Advances from borrowers for taxes and insurance	1,379	334
Accounts payable and accrued expenses	9,396	8,219
Total Liabilities	3,075,340	2,425,836
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and
outstanding June 2009 and December 2008 – 58,000 shares	55,796	55,580
Common stock, $.01 par value; authorized 20,000,000 shares; issued and
outstanding June 2009 - 13,385,731 shares; December 2008 - 13,380,969 shares	134	134
Stock warrants; June 2009 and December 2008 – 909,091 shares	2,452	2,452
Additional paid-in capital	19,984	19,811
Retained earnings	172,219	156,247
Accumulated other comprehensive income (loss)	6,790	(137)
Total Stockholders' Equity	257,375	234,087
Total Liabilities and Stockholders' Equity	$3,332,715	$2,659,923

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2009	2008
INTEREST INCOME	(Unaudited)
Loans	$31,832	$29,661
Investment securities and other	8,389	6,003
TOTAL INTEREST INCOME	40,221	35,664
INTEREST EXPENSE
Deposits	14,974	14,863
Federal Home Loan Bank advances	1,492	1,142
Short-term borrowings and repurchase agreements	1,774	1,186
Subordinated debentures issued to capital trust	202	342
TOTAL INTEREST EXPENSE	18,442	17,533
NET INTEREST INCOME	21,779	18,131
PROVISION FOR LOAN LOSSES	6,800	4,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,979	13,181

NON-INTEREST INCOME
Commissions	1,752	2,432
Service charges and ATM fees	4,539	3,970
Net realized gains on sales of loans	736	365
Net realized gains (losses) on sales and impairments of
available-for-sale securities	176	1
Late charges and fees on loans	173	154
Change in interest rate swap fair value net of change in hedged deposit fair value	337	2,277
Accreted income on purchase of additional business units	1,366	--
Other income	504	665
TOTAL NON-INTEREST INCOME	9,583	9,864

NON-INTEREST EXPENSE
Salaries and employee benefits	10,136	7,970
Net occupancy and equipment expense	2,728	2,137
Postage	676	569
Insurance	2,572	507
Advertising	425	342
Office supplies and printing	297	226
Telephone	451	360
Legal, audit and other professional fees	672	343
Expense on foreclosed assets	598	262
Other operating expenses	1,453	841
TOTAL NON-INTEREST EXPENSE	20,008	13,557

INCOME BEFORE INCOME TAXES	4,554	9,488

PROVISION FOR INCOME TAXES	1,072	3,156

NET INCOME	3,482	6,332
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	841	--
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,641	$6,332
BASIC EARNINGS PER COMMON SHARE	$.20	$.47
DILUTED EARNINGS PER COMMON SHARE	$.19	$.47
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
INTEREST INCOME	(Unaudited)
Loans	$58,568	$62,401
Investment securities and other	15,953	11,603
TOTAL INTEREST INCOME	74,521	74,004
INTEREST EXPENSE
Deposits	28,974	31,762
Federal Home Loan Bank advances	2,437	2,724
Short-term borrowings and repurchase agreements	3,321	2,783
Subordinated debentures issued to capital trust	455	761
TOTAL INTEREST EXPENSE	35,187	38,030
NET INTEREST INCOME	39,334	35,974
PROVISION FOR LOAN LOSSES	11,800	42,700
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	27,534	(6,726)

NON-INTEREST INCOME
Commissions	3,613	5,072
Service charges and ATM fees	7,911	7,536
Net realized gains on sales of loans	1,341	758
Net realized gains (losses) on sales and impairments of
available-for-sale securities	(3,809)	8
Late charges and fees on loans	307	373
Change in interest rate swap fair value net of change in hedged deposit fair value	1,184	5,254
Gain realized on purchase of additional business units	28,838	-
Accreted income on purchase of additional business units	1,366	-
Other income	874	1,046
TOTAL NON-INTEREST INCOME	41,625	20,047

NON-INTEREST EXPENSE
Salaries and employee benefits	18,052	16,246
Net occupancy and equipment expense	5,409	4,185
Postage	1,242	1,132
Insurance	3,526	1,120
Advertising	640	620
Office supplies and printing	477	445
Telephone	797	732
Legal, audit and other professional fees	1,336	721
Expense on foreclosed assets	1,351	615
Other operating expenses	2,392	1,858
TOTAL NON-INTEREST EXPENSE	35,222	27,674

INCOME (LOSS) BEFORE INCOME TAXES	33,937	(14,353)

PROVISION (CREDIT) FOR INCOME TAXES	11,542	(5,532)

NET INCOME (LOSS)	22,395	(8,821)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	1,666	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$20,729	$(8,821)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$1.55	$(.66)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.51	$(.66)
DIVIDENDS DECLARED PER COMMON SHARE	$.36	$.36

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	SIX MONTHS ENDED JUNE 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,395	$(8,821)
Proceeds from sales of loans held for sale	93,029	51,316
Originations of loans held for sale	(104,103)	(44,248)
Items not requiring (providing) cash:
Depreciation	1,276	1,219
Amortization	275	198
Provision for loan losses	11,800	42,700
Net gains on loan sales	(1,341)	(758)
Net (gains) losses on sale or impairment of available-for-sale investment securities	3,809	(8)
Net gains on sale of premises and equipment	(28)	(166)
(Gain) loss on sale of foreclosed assets	(240)	(36)
Gain on purchase of additional business units	(28,838)	--
Amortization of deferred income, premiums and discounts	(2,521)	(1,108)
Change in interest rate swap fair value net of change in
hedged deposit fair value	(1,184)	(5,254)
Deferred income taxes	7,162	(1,005)
Changes in:
Interest receivable	639	2,332
Prepaid expenses and other assets	(7,401)	(2,286)
Accounts payable and accrued expenses	(1,172)	759
Income taxes refundable/payable	4,918	(7,877)
Net cash provided by (used in) operating activities	(1,525)	26,957
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	59,468	(47,905)
Purchase of loans	(11,908)	(1,865)
Proceeds from sale of student loans	774	238
Cash received from purchase of additional business units	117,850	--
Purchase of premises and equipment	(8,069)	(2,918)
Proceeds from sale of premises and equipment	145	352
Proceeds from sale of foreclosed assets	5,738	6,144
Capitalized costs on foreclosed assets	(222)	(322)
Proceeds from sales of available-for-sale investment securities	69,366	65,220
Proceeds from maturing available-for-sale investment securities	--	21,000
Proceeds from maturing held-to-maturity investment securities	70	60
Proceeds from called investment securities	35,740	105,500
Principal reductions on mortgage-backed securities	89,390	34,836
Purchase of available-for-sale securities	(150,609)	(268,441)
Purchase of held-to-maturity securities	(25,000)	--
Redemption of Federal Home Loan Bank stock	(193)	4,263
Net cash provided by (used in) investing activities	182,540	(83,838)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(19,954)	115,007
Net increase (decrease) in checking and savings deposits	56,765	(9,122)
Proceeds from Federal Home Loan Bank advances	--	503,000
Repayments of Federal Home Loan Bank advances	(619)	(593,836)
Net increase in short-term borrowings and structured repo	25,227	65,188
Advances from borrowers for taxes and insurance	785	639
Stock repurchase	--	(408)
Dividends paid	(6,106)	(4,820)
Stock options exercised	234	259
Net cash provided by financing activities	56,332	75,907
INCREASE IN CASH AND CASH EQUIVALENTS	237,347	19,026
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,920	80,525
CASH AND CASH EQUIVALENTS, END OF PERIOD	$405,267	$99,551
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2008, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

For the three months ended June 30, 2009, the travel, insurance and investment divisions reported gross revenues of $1.4 million, $317,000 and $83,000, respectively, and net income of $13,000, $33,000 and $19,000, respectively. For the three months ended June 30, 2008, the travel, insurance and investment divisions reported gross revenues of $1.9 million, $358,000 and $230,000, respectively, and net income of $131,000, $37,000 and $31,000, respectively.

For the six months ended June 30, 2009, the travel, insurance and investment divisions reported gross revenues of $2.8 million, $701,000 and $163,000, respectively, and net income of $91,000, $99,000 and $53,000, respectively. For the six months ended June 30, 2008, the travel, insurance and investment divisions reported gross revenues of $3.6 million, $766,000 and $755,000, respectively, and net income of $187,000, $90,000 and $144,000, respectively.

The decrease in gross revenues in the investment division for the three and six months ended June 30, 2009, was a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced. The decrease in gross revenues in the travel division for the three and six months ended June 30, 2009, was a result of customers reducing their travel in light of current economic conditions.

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

	Three Months Ended June 30,
	2009	2008
	(In thousands)

Net income	$2,641	$6,332
Unrealized holding gains (losses), net of income taxes	1,538	(3,538)
Less: reclassification adjustment for gains included in net income, net of income taxes	114	1
	1,424	(3,539)
Comprehensive income	$4,065	$2,793

	Six Months Ended June 30,
	2009	2008
	(In thousands)

Net income (loss)	$20,729	$(8,821)
Unrealized holding gains (losses), net of income taxes	4,451	(3,995)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	(2,476)	5
	6,927	(4,000)
Comprehensive income (loss)	$27,656	$(12,821)

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. SFAS No. 141 (revised) applies to business combinations occurring after January 1, 2009. The Company adopted this Statement on January 1, 2009, and applied it with regard to its March 20, 2009, FDIC-assisted transaction described in Note 12 to the Consolidated Financial Statements.

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

In June 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies—an amendment of FASB Statements No. 5 and 141(R). The purpose of the proposed statement is to improve the quality of financial reporting by expanding disclosures required about certain loss contingencies. Investors and other users of financial information have expressed concerns that current disclosures required in SFAS No. 5, Accounting for Contingencies, do not provide sufficient information in a timely manner to assist users of financial statements in assessing the likelihood, timing, and amount of future cash flows associated with loss contingencies. If approved as written, this proposed Statement would expand disclosures about certain loss contingencies in the scope of SFAS No. 5 or SFAS No. 141 (revised 2007), Business Combinations, and would have been effective for fiscal years ending after December 15, 2008, and interim and annual periods in subsequent fiscal years. The FASB continues to deliberate this proposed standard at this time.

In June 2008, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Accounting for Hedging Activities—an amendment of FASB Statement No. 133. The purpose of the proposed Statement is intended to simplify hedge accounting resulting in increased comparability of financial results for entities that apply hedge accounting. Specifically, the proposed statement would eliminate the multiple methods of hedge accounting currently being used for the same transaction. It also would require an entity to designate all risks as the hedged risk (with certain exceptions) in the hedged item or transaction, thus better reflecting the economics of such items and transactions in the financial statements. Additional objectives of the proposed Statement are to: simplify accounting for hedging activities; improve the financial reporting of hedging activities to make the accounting model and associated disclosures more useful and easier to understand for users of financial statements; resolve major practice issues related to hedge accounting that have arisen under Statement 133, Accounting for Derivative Instruments and Hedging Activities; and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. The FASB has received comments regarding this Exposure Draft and has determined to include this proposed standard under a new financial instruments project which FASB has commenced at this time.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. FSP FAS 157-4 was effective for the Company’s financial statements for the three months ended June 30, 2009. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 also requires expanded disclosures. FSP FAS 115-2 and FAS 124-2 was effective for the Company’s financial statements for the three months ended June 30, 2009. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require expanded disclosures for all financial instruments that are not measured at fair value through earnings as defined by FAS 107 in interim periods, as well as in annual periods. The disclosures required by FSP FAS 107-1 and APB 28-1 were effective for the Company’s financial statements for the three months ended June 30, 2009, and are included in Note 11 to the Consolidated Financial Statements.

In May 2009, the FASB issued proposed FASB Staff Position No. 157-f, Measuring Liabilities under FASB Statement No. 157. This proposed FSP would clarify the principles in FASB Statement No. 157, Fair Value Measurements, on the measurement of liabilities. This FSP, if adopted as it is currently written, will be effective for the first reporting period (including interim periods) beginning after issuance. In the period of adoption, entities must disclose any change in valuation technique resulting from the application of this FSP, and quantify its effect, if practicable. The FASB continues to deliberate this proposed standard at this time.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The statement sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance. The statement also defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted by the Company at June 30, 2009. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The purpose of the proposed statement is intended to improve the quality of financial reporting by providing disclosure information that allows financial statement users to understand the nature of credit risk inherent in the creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. To achieve this objective, this Statement requires disclosure of a creditor’s accounting policies for estimating the allowance for credit losses, qualitative and quantitative information about the credit risk inherent in its financing receivables portfolio, the methods used in determining the components of the allowance for credit losses, and quantitative disaggregated information about the change in receivables and the related allowance for credit losses. If approved as written, this proposed Statement would be effective beginning with the first interim or annual reporting period ending after December 15, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140. The statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This Statement will be effective for the Company January 1, 2010. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The Statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS No. 167 will be effective for the Company January 1, 2010. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 will be effective for the Company’s interim and annual financial statements for periods ending after September 15, 2009. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In June 2009, the SEC issued SAB No. 112. This SAB amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, specifically, SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.

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

At June 30, 2009, the notional amount of interest rate swaps outstanding was $-0-. At December 31, 2008, the notional amount of interest rate swaps outstanding was approximately $11.5 million, all of which were in a net settlement receivable position. At December 31, 2008, the Company's fair value hedges included interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At December 31, 2008, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The net gains recognized in earnings on fair value hedges were $337,000 and $2.3 million for the three months ended June 30, 2009 and 2008, respectively, and were $1.2 million and $5.3 million for the six months ended June 30, 2009 and 2008, respectively.

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

NOTE 7: INVESTMENT SECURITIES

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
Collateralized mortgage obligations	$81,332	$1,151	$788	$81,695	5.06%
Mortgage-backed securities	555,739	10,973	304	566,408	4.75
Corporate bonds	1,573	1,064	10	2,627	21.04
States and political subdivisions	70,514	571	2,456	68,629	6.36
Equity securities	1,519	281	36	1,764	-
Total available-for-sale securities	$710,677	$14,040	$3,594	$721,123	4.97%

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$25,000	$-	$-	$25,000	8.00%
States and political subdivisions	1,290	104	-	1,394	7.50%
Total held-to-maturity securities	$26,290	$104	-	$26,394	7.98%

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$34,968	$32	$244	$34,756	6.41%
Collateralized mortgage obligations	73,976	585	2,647	71,914	5.33
Mortgage-backed securities	480,349	6,029	1,182	485,196	5.08
Corporate bonds	1,500	-	295	1,205	8.50
States and political subdivisions	55,545	107	2,549	53,103	6.18
Equity securities	1,552	-	48	1,504	1.48
Total available-for-sale securities	$647,890	$6,753	$6,995	$647,678	5.27%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360	$62	$-	$1,422	7.49%
Total held-to-maturity securities	$1,360	$62	$-	$1,422	7.49%

The amortized cost and fair value of available-for-sale securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$30	$30
After one through five years	1,212	1,281
After five through ten years	6,396	6,542
After ten years	64,449	63,403
Securities not due on a single maturity date	637,071	648,103
Equity securities	1,519	1,764

	$710,677	$721,123

The held-to-maturity securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$—	$—
After five through ten years	1,190	1,289
After ten years	25,100	25,105

	$26,290	$26,394

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2009 and December 31, 2008, respectively, was approximately $98,322,000 and $222,228,000 which is approximately 13.2% and 34.2% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at June 30, 2009.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. During the three months ended March 31, 2009, an other-than-temporary impairment loss of $4.0 million was recognized in the Company’s statement of operations. During the three months ended June 30, 2009, no other-than-temporary impairment losses were recognized in the Company’s statement of operations.

Gross gains of $203,000 and $31,000 and gross losses of $27,000 and $30,000 resulting from sales of available-for-sale securities were realized for the three months ended June 30, 2009 and 2008, respectively.  Gross gains of $357,000 and $948,000 and gross losses of $135,000 and $940,000 resulting from sales of available-for-sale securities were realized for the six months ended June 30, 2009 and 2008, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Mortgage-backed securities	$41,006	$(302)	$648	$(2)	$41,654	$(304)
Collateralized mortgage obligations	13,462	(333)	4,455	(455)	17,917	(788)
State and political subdivisions	25,725	(365)	11,979	(2,091)	37,704	(2,456)
Corporate bonds	200	(3)	383	(7)	583	(10)
Equity securities	464	(36)	—	—	464	(36)

	$80,857	$(1,039)	$17,465	$(2,555)	$98,322	$(3,594)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$29,756	$(244)	$—	$—	$29,756	$(244)
Mortgage-backed securities	129,048	(1,010)	8,479	(172)	137,527	(1,182)
Collateralized mortgage obligations	3,609	(232)	10,063	(2,415)	13,672	(2,647)
State and political subdivisions	37,491	(1,739)	2,124	(810)	39,615	(2,549)
Corporate bonds	440	(60)	766	(235)	1,206	(295)
Equity securities	—	—	452	(48)	452	(48)

	$200,344	$(3,285)	$21,884	$(3,680)	$222,228	$(6,965)

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30, 2009	December 31, 2008
	(In Thousands)
One-to four-family residential mortgage loans	$234,283	$222,100
Other residential mortgage loans	117,068	127,122
Commercial real estate loans	509,438	477,551
Other commercial loans	132,391	139,591
Industrial revenue bonds	61,754	59,413
Construction loans	513,929	604,965
Installment, education and other loans	170,440	177,480
Prepaid dealer premium	13,091	13,917
FDIC-supported loans, net of discounts	211,997	--
Discounts on loans purchased	(4)	(4)
Undisbursed portion of loans in process	(60,935)	(73,855)
Allowance for loan losses	(32,602)	(29,163)
Deferred loan fees and gains, net	(2,075)	(2,121)
	$1,868,775	$1,716,996
Weighted average interest rate	6.18%	6.35%

NOTE 9: LOSS SHARING AGREEMENT AND FDIC INDEMNIFICATION ASSET

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits (excluding brokered deposits) and certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas. The loss sharing agreement covers realized losses on loans and foreclosed real estate. Under this agreement, the FDIC will reimburse Great Southern Bank for 80% of the first $115 million in realized losses. The FDIC will reimburse Great Southern Bank 95% on realized losses that exceed $115 million. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed real estate acquired at the time of acquisition and is detailed below. At June 30, 2009, the FDIC indemnification asset includes amounts in process of being billed to the FDIC under the terms of the loss share agreement. No material amounts were billed through June 30, 2009.

At the time of this acquisition, the Company determined the fair value of the loan portfolio based on several assumptions. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan was amortizing. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. Great Southern management also estimated the amount of credit losses that were expected to be realized for the loan portfolio. The discounted cash flow approach was used to value each pool of loans. For non-performing loans, fair value was estimated by calculating the present value of the recoverable cash flows using a discount rate based on comparable corporate bond rates. This valuation of the acquired loans is a significant component leading to the valuation of the loss sharing asset recorded.

This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should Great Southern choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool (as discussed above) and the loss sharing percentages outlined in the Purchase and Assumption Agreement with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This loss sharing asset is also separately measured from the related foreclosed real estate.

At June 30, 2009, the Company concluded that there had been no material changes in the assumptions utilized to determine the fair value of loans, foreclosed assets and the FDIC indemnification asset. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition in March 2009. Gross loan balances (due from the borrower) were reduced approximately $27.1 million during the three months ended June 30, 2009, through repayments by the borrower or charge-downs to customer loan balances.

	June 30, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$408,698	$4,951
Original estimated fair value of assets, net of activity since acquisition date	(195,703)	(2,080)

Anticipated realized loss	212,995	2,871
Assumed loss sharing recovery percentage	84%	80%

Estimated loss sharing value	178,611	2,297
Accretable discount on FDIC indemnification asset	(25,993)	(46)
FDIC indemnification asset	$152,618	$2,251

	March 31, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination	$435,782	$5,742
Estimated fair value of assets	(222,787)	(2,871)

Anticipated realized loss	212,995	2,871
Assumed loss sharing recovery percentage	84%	80%

Estimated loss sharing value	178,611	2,297
Accretable discount on FDIC indemnification asset	(27,282)	(48)
FDIC indemnification asset	$151,329	$2,249

NOTE 10: DEPOSITS

	June 30, 2009	December 31, 2008
	(In Thousands)

Time Deposits:
0.00% - 1.99%	$383,176	$38,987
2.00% - 2.99%	578,554	205,426
3.00% - 3.99%	325,645	446,799
4.00% - 4.99%	377,923	646,458
5.00% - 5.99%	15,339	42,847
6.00% - 6.99%	626	869
7.00% and above	218	186
Total time deposits (2.69% - 3.67%)	1,681,481	1,381,572
Non-interest-bearing demand deposits	202,421	138,701
Interest-bearing demand and savings deposits (1.08% - 1.18%)	564,619	386,540
	2,448,521	1,906,813
Brokered deposit fair value adjustment	--	1,215
Total Deposits	$2,448,521	$1,908,028

NOTE 11: FAIR VALUE MEASUREMENT

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

The following is a description of valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency mortgage-backed securities, collateralized mortgage obligations, state and municipal bonds, corporate bonds and equity securities. Recurring Level 3 securities include three corporate debt securities and one non-U.S. government agency collateralized mortgage obligation.

		Fair value measurements at June 30, 2009, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Collateralized mortgage obligations	$81,695	$-	$79,428	$2,267
Mortgage-backed securities	566,408	-	566,408	-
Corporate bonds	2,627	-	2,216	411
States and political subdivisions	68,629	-	68,629	-
Equity securities	1,764	363	1,401	-
Total available-for-sale securities	$721,123	$363	$718,082	$2,678

The following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information. One non-U.S. government agency collateralized mortgage obligation totaling $2.3 million and two corporate debt securities (pools of bank trust preferred issues) totaling $259,000 were reclassified from Level 2 to Level 3 due to the use of model-driven valuations that were heavily influenced by unobservable inputs.

Investment Securities
(In thousands)
Balance, April 1, 2009	$203
Transfer from Level 2 to Level 3	2,526
Unrealized loss included in comprehensive income	(51)
Balance, June 30, 2009	$2,678

Investment Securities
(In thousands)
Balance, January 1, 2009	$445
Transfer from Level 2 to Level 3	2,526
Unrealized loss included in comprehensive income	(293)
Balance, June 30, 2009	$2,678

Interest Rate Swap Agreements. During the three months ended March 31, 2009, the Company’s few remaining interest rate swaps were terminated at par by the interest rate swap counterparties, as was their option under the terms of the interest rate swap agreements.

The following is a description of valuation methodologies used for financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2009.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value of $32.4 million, with an associated valuation reserve of $5.3 million, were recorded at their fair value of $27.1 million at June 30, 2009. Losses of $4.5 million and $7.1 million related to impaired loans were recognized in earnings through the provision for loan losses during the three months ended June 30, 2009 and 2008, respectively.  Losses of $8.8 million and $43.9 million related to impaired loans were recognized in earnings through the provision for loan losses during the six months ended June 30, 2009 and 2008, respectively.

		Fair Value Measurements Using
	Fair Value June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$16,788	$	---	$16,788	$	---
Impaired loans	27,069		---	---		27,069

The following is a description of valuation methodologies used for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2009.

Foreclosed assets held for sale are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets held for sale. The value of the asset is primarily based on third party appraisals, less estimated costs to sell and appropriate discounts, if any. The appraisals are generally discounted based on current and expected market conditions that may impact the sale or value of the asset and management’s knowledge and experience with similar assets. Such discounts typically may be significant and result in a Level 3 classification of the inputs for determining fair value of these assets. Foreclosed assets held for sale are evaluated on at least an annual basis for additional impairment and are adjusted accordingly if an impairment is identified.

		Fair Value Measurements Using
	Fair Value June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Foreclosed assets held for sale	$42,935	$	---	$	---	$42,935

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Loans and Interest Receivable.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics are aggregated for purposes of the calculations.  The carrying amount of accrued interest receivable approximates its fair value.

Deposits and Accrued Interest Payable.  The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts.

The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

Federal Home Loan Bank Advances.  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing advances.

Short-Term Borrowings.  The carrying amount approximates fair value.

Subordinated Debentures Issued to Capital Trust.  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit.  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Interest Rate Swaps.  Fair values of interest rate swaps are estimated based on the present value of future expected cash flows from those instruments discounted at market forward rates.

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

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$405,267	$405,267	$167,920	$167,920
Available-for-sale securities	721,123	721,123	647,678	647,678
Held-to-maturity securities	26,290	26,394	1,360	1,422
Mortgage loans held for sale	16,788	16,788	4,695	4,695
Loans, net of allowance for loan losses	1,868,775	1,896,247	1,716,996	1,732,758
Accrued interest receivable	15,427	15,427	13,287	13,287
Investment in FHLB stock	12,461	12,461	8,333	8,333
Interest rate swaps	-	-	31	31

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	$2,448,521	$2,461,784	$1,908,028	$1,929,149
FHLB advances	200,364	203,149	120,472	123,895
Short-term borrowings	327,426	327,426	298,629	298,629
Structured repurchase agreements	50,000	55,924	50,000	56,674
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	7,325	7,325	9,225	9,225
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	-	-	—	—
Letters of credit	70	70	45	45
Lines of credit	-	-	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2009.

FDIC indemnification asset: As part of the Purchase and Assumption Agreement, Great Southern and the FDIC entered into a loss sharing agreement. This agreement covers realized losses on loans and foreclosed real estate. Under this agreement, the FDIC will reimburse Great Southern for 80% of the first $115 million in realized losses. The FDIC will reimburse Great Southern 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should Great Southern choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At June 30, 2009, the carrying value of the FDIC indemnification asset was $154.9 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Company will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss share agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis on a quarterly basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss share agreement on a quarterly basis in order to estimate the fair value of the FDIC indemnification asset.

NOTE 12: ACQUISITIONS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and ORE purchased are covered by a loss share agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse Great Southern Bank for 95 percent of the losses.  The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $153.6 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $28.8 million, which was included in Non-Interest Income in the Company's Consolidated Statement of Operations for the six months ended June 30, 2009. The Company anticipates buying all primary banking center buildings available for purchase from the FDIC, except the Lee’s Summit, Missouri's, office, which was closed on July 17, 2009. Acquisition costs of the buildings will be based on current appraisals and determined at a later date. The Company provided significant details about this transaction in its Current Report on Form 8-K/A filed on June 5, 2009.

Subsequently during the measurement period, the Company determined that, in accordance with FAS 141(R), an additional gain of $1.0 million (pre-tax) related to this transaction should be retrospectively reported in the first quarter of 2009, for a revised total gain of $28.8 million. The effect on net income in the first quarter of 2009 was an increase of $650,000. Per the FDIC-assisted acquisition agreement, certain subsidiaries of the acquired bank were also acquired at book value and the assets and liabilities were recorded at their estimated fair values. These subsidiaries were subsequently dissolved and it was determined that adjustments to the fair value estimates of some of the acquired liabilities were necessary. Upon dissolution of these subsidiaries, all remaining assets and liabilities have been liquidated to the Bank.

Since the March acquisition, customer deposits have remained stable with a retention rate of 98% through June 30, 2009. At the end of business on July 24, 2009, the Company merged the former TeamBank operational systems into Great Southern’s systems. This conversion allows all Great Southern and former TeamBank customers to conduct business and have access to consistent products and services at all banking centers throughout the Great Southern franchise. Back office support functions are being consolidated with anticipated operational efficiencies realized in future periods.

NOTE 13: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009.

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

In addition, the Company considers that the determination of the valuations of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management’s best estimate of the amount to be realized from the sales of the assets.  While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially from the carrying value reflected in its financial statements, resulting in losses that could adversely impact earnings in future periods.

The Company considers that the determination of the initial fair value of loans acquired in the March 20, 2009, FDIC-assisted transaction and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the amount to be realized on each of these assets. The Company determined current fair value accounting estimates of the assumed assets and liabilities in accordance with Statement of Financial Accounting Standards No. 141(R), Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss-sharing agreement with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimate, the indemnification asset will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The Company's financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income, as well as provisions for loan losses and the levels of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

In the six months ended June 30, 2009, Great Southern's net loans increased $151.8 million, or 8.8%, from $1.72 billion at December 31, 2008, to $1.87 billion at June 30, 2009. The Company added $222.6 million of loans, net of significant discounts, due to its FDIC-assisted acquisition of certain TeamBank loans and other assets; the pre-acquisition loan portfolio decreased by approximately $70.8 million. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time. However, some loan categories have experienced increases. The main loan areas experiencing increases in the first six months of 2009 were commercial real estate loans and one- to four-family real estate loans, partially offset by significantly lower balances in construction loans and slightly lower balances in multi-family residential loans, consumer loans and commercial business loans. In the six months ended June 30, 2009, outstanding residential and commercial construction loan balances decreased $77.5 million, to $466.4 million at June 30, 2009. In addition, the undisbursed portion of construction and land development loans decreased $26.4 million from $73.9 million at December 31, 2008, to $47.5 million at June 30, 2009. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

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

In the six months ended June 30, 2009, Great Southern's available-for-sale securities increased $73.4 million, or 11.3%, from $647.7 million at December 31, 2008, to $721.1 million at June 30, 2009. The Company added $111.8 million of investment securities due to its FDIC-assisted acquisition of certain TeamBank investments and other assets. The vast majority of these securities that were added were agency mortgage-backed securities and agency collateralized mortgage obligations. This increase was partially offset by a $34.8 million reduction in the Company’s U. S. government agency securities which were redeemed by the issuer.

In addition, Great Southern had cash and cash equivalents of $405.3 million at June 30, 2009 compared to $167.9 million at December 31, 2008. Cash and cash equivalents increased $117.9 million as a result of the FDIC-assisted acquisition of certain TeamBank assets and liabilities.  Subsequent to December 31, 2008, additional customer deposits were placed with Great Southern, in addition to the deposits added as part of the FDIC-assisted transaction, resulting in increased liquidity. The Company could elect to utilize these funds by repaying some of its brokered deposits (which it has done to a large extent in the first six months of 2009) or purchasing additional investment securities, or it may maintain its cash equivalents.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the six months ended June 30, 2009, total deposit balances increased $540.5 million, or 28.3%. The Company added approximately $512.0 million of deposits due to its assumption of certain TeamBank deposits. In the six months ended June 30, 2009, the mix of deposits (including the TeamBank deposits) began to shift back to checking deposits from certificates of deposit, primarily brokered CDs. Interest-bearing transaction accounts increased $178.1 million while non-interest-bearing checking accounts increased $63.7 million. Retail certificates of deposit increased $404.9 million. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In addition to these totals at June 30, 2009 and December 31, 2008, were Great Southern Bank customer deposits totaling $354.9 million and $168.3 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC determined subsequent to December 31, 2008, that they would no longer count these customer accounts as brokered deposits.

Total brokered deposits were $514.6 million at June 30, 2009, down from $806.2 million at December 31, 2008. The Company had decided to increase the amount of longer-term brokered certificates of deposit in 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the Federal Reserve Bank. The addition of the TeamBank deposits created additional liquidity and allowed for the reduction in brokered deposits. The Company had issued new brokered deposits which were fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has redeemed or replaced many of these deposits in 2009 in order to lock in cheaper funding rates and reduce some of its excess liquidity. There are no interest rate swaps associated with these brokered certificates.

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

The FRB most recently cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits, including LIBOR rates that have been elevated. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs in the current environment. Usually any negative impact is expected to be offset over the following 90- to 180-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits and borrowings would normally also go down as a result of a reduction in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures. Any anticipated positive impact will likely be reduced by the change in the funding mix noted above, as well as retail deposit competition in the Company's market areas.

The negative impact of declining loan interest rates has been partially mitigated by the positive effects of the Company’s loans which have interest rate floors. At June 30, 2009, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transaction on March 20, 2009) of prime-based loans totaling approximately $867 million with rates that change immediately with changes to the prime rate of interest. Of this total, $750 million also had interest rate floors. These floors were at varying rates, with $157 million of these loans having floor rates of 7.0% or greater and another $533 million of these loans having floor rates between 5.0% and 7.0%. At June 30, 2009, $717 million of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout 2008, as the "prime rate of interest" decreased, the Company's loan portfolio again has had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. The loan yield for the portfolio had increased to a level that was approximately 293 and 310 basis points higher than the national "prime rate of interest" at June 30, 2009 and December 31, 2008, respectively. While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income may also affected by the Company's interest rate hedging activities. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

Total non-interest income decreased $281,000 in the three months ended June 30, 2009 when compared to the three months ended June 30, 2008.  A significant decrease in non-interest income was due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in an increase of $337,000 in the three months ended June 30, 2009, compared to an increase of $2.3 million in the three months ended June 30, 2008. Income was $1.2 million in the six months ended June 30, 2009, and was $5.3 million in the six months ended June 30, 2008. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. At June 30, 2009, all of this charge has been recovered and there will be no impact in future periods.  Commission revenues from the Company’s travel and investments divisions decreased in both the three and six months ended June 30, 2009 compared to the same periods in 2008.

The decrease was partially offset by income of $1.4 million recorded due to the discount related to the FDIC indemnification asset recorded in connection with the FDIC-assisted transaction completed in the first quarter of 2009. Deposit account charges increased primarily as a result of the first quarter of 2009 acquisition. Gains on the sales of residential mortgage loans increased due to higher volumes of new purchase and refinance fixed-rate loans.

Total non-interest income increased $21.6 million in the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. The increase in non-interest income was primarily the result of the one-time gain of $28.8 million related to the TeamBank transaction. Other increases in non-interest income were primarily the result of income of $1.4 million recorded due to the discount related to the FDIC indemnification asset recorded in connection with the FDIC-assisted transaction completed in the first quarter of 2009. Deposit account charges increased primarily as a result of the first quarter of 2009 acquisition. Gains on the sales of residential mortgage loans increased due to higher volumes of new purchase and refinance fixed-rate loans. The increase was partially offset by the impairment write-down in value of certain investments.  The impairment write-down totaled $4.0 million on a pre-tax basis. It is unclear if or when the values of these investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment.

Total non-interest expense increased in the second quarter and first six months of 2009 compared to the same periods in 2008 due to costs related to the acquisition of TeamBank assets and liabilities, expenses related to FDIC insurance premiums and expenses related to problem loans and foreclosed assets. The Company recorded expenses of operating the acquired banking centers and operational areas in the second quarter of 2009. In addition, other acquisition costs of certain assets and liabilities of TeamBank and other related expenses were recorded in the first six months of 2009. Due to the increase in the level of foreclosed assets, foreclosure-related expenses have increased significantly in 2009 compared to the same periods in 2008.

In 2009, the FDIC significantly increased insurance premiums for all banks. This resulted in increased expense for the Company due to higher assessable deposits and a higher assessment rate. Due to losses and projected losses to the deposit insurance fund, in addition to the regular quarterly deposit insurance assessments, the FDIC imposed a five basis point special assessment on all insured depository institutions based on assets as of June 30, 2009. This resulted in additional expense of $1.7 million, which was recorded by the Company in the second quarter of 2009.  Additional special assessments of up to the same rate level may be imposed based on assets of September 30, 2009 and December 31, 2009.

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

Business Initiatives

The Company is expanding its retail banking center network in the St. Louis and Kansas City metropolitan regions. This is part of the Company's overall long-term plan to open two to three banking centers per year as market conditions warrant. The Company's first retail banking center in the St. Louis market opened on May 11, 2009, and has been the Company’s most successful new market banking center opening, generating more than $63 million in core deposits to date. Located in Creve Coeur, Mo., the full-service banking center complements a loan production office and a Great Southern Travel office already in operation in this market. Construction is nearing completion on a second banking center in Lee's Summit, Mo., a suburb of Kansas City. The banking center is anticipated to open at the end of August 2009 and will enhance access and service to Lee's Summit-area customers. Great Southern opened its first Lee's Summit retail location in 2006.

FDIC-Assisted Acquisition of Certain Assets and Liabilities of TeamBank

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kan. The Company provided significant details about this transaction in its Current Report on Form 8-K/A filed on June 5, 2009. This transaction is an opportunistic extension of our business initiatives noted above. The loans, commitments and ORE purchased are covered by a loss share agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection. The Company anticipates buying all primary banking center buildings available for purchase from the FDIC, except the Lee’s Summit office, which was closed on July 17, 2009. Acquisition costs of the buildings will be based on current appraisals and determined at a later date.

Since the March acquisition, customer deposits have remained stable with a retention rate of 98% through June 30, 2009. At the end of business on July 24, 2009, the Company merged the former TeamBank operational systems into Great Southern’s systems. This conversion allows all Great Southern and former TeamBank customers to conduct business and have access to consistent products and services at all banking centers throughout the Great Southern franchise. Back office support functions will be consolidated with anticipated operational efficiencies realized in future periods.

As a result of the transaction described above, Great Southern determined current fair value accounting estimates of the assumed assets and liabilities. This resulted in the Company booking a one-time gain (net of $1.4 million of acquisition costs and other related costs) of $27.4 million in accordance with FASB Statement No. 141 (R), Business Combinations, in the first quarter of 2009. Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts expected to be accreted into income in future years, the acquired TeamBank loans are not considered non-performing as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a yield on the discounted book balances.

Great Southern’s management has from time to time become aware of acquisition opportunities and has performed various levels of review related to potential acquisitions in the past. This particular transaction was attractive to us for a variety of reasons, including:

·   the ability to expand into non-overlapping yet complementary markets—for the most part, these locations were close enough to be operationally efficient, but didn’t overlap our existing footprint.

·   the very strong market position enjoyed by most of the acquired banking centers. We reviewed market share and total deposits by banking center and realized that many of these locations were as strong or stronger in their markets than our legacy Great Southern banking centers.

·   the attractiveness of immediate core deposit growth with low cost of funds. Over the past several years, organic core deposit growth has been exceptionally difficult as financial institutions fought over deposits. This acquisition allowed us to immediately increase core deposits by a significant amount at an attractive cost.

·   the opportunities to enhance income and efficiency due to duplications of effort and decentralized processes. The Company has historically operated very efficiently, and expects to enhance income by centralizing some duties and removing duplications of effort.

Based on these and other factors, including the level of FDIC support related to the acquired loans and foreclosed assets, the Company believes that this acquisition will produce positive earnings once various operational functions have been consolidated.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

During the six months ended June 30, 2009, the Company increased total assets by $672.8 million to $3.33 billion. Most of the increase is attributable to the loans and investment securities acquired in the FDIC-assisted TeamBank transaction. Net loans increased by $151.8 million; the net loans added from TeamBank were $222.6 million. In the six months ended June 30, 2009, the disbursed portion of residential and commercial construction loan balances decreased $77.5 million. The main loan areas experiencing increases in the first six months of 2009 were commercial real estate loans and one- to four-family real estate loans, partially offset by significantly lower balances in construction loans and slightly lower balances in multi-family residential loans, consumer loans and commercial business loans.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. The Company does not expect to grow the loan portfolio significantly at this time. Related to the loans purchased in the FDIC-assisted transaction, the Company recorded an asset of $154 million which represents an estimate of the fair value of the FDIC indemnification of losses in the TeamBank loans acquired. This amount will fluctuate over time, in tandem with the balance of loans acquired in the transaction, as the results of loan workouts and collections are recognized. Available-for-sale investment securities increased by $73.4 million and cash and cash equivalents increased $237.4 million. The increase in investment securities is attributable to the investment securities acquired in the FDIC-assisted transaction, partially offset by a reduction in the Company’s U. S. government agency securities. In the six months ended June 30, 2009, the Company experienced excess funding due to increases in deposits and customer reverse repurchase accounts. In some instances, the Company invested these excess funds in short-term cash equivalents that caused the Company to earn a negative spread. While the Company generally earned a positive spread on securities purchased, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin in the first quarter of 2009. In the second quarter of 2009, the Company’s net interest margin improved as brokered deposits were redeemed or replaced with lower rate deposits and retail certificates of deposit matured and were replaced with certificates of deposit that have a lower interest rate. While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 21.6% and 24.3% of total assets at June 30, 2009 and December 31, 2008, respectively. The Company expects that it may maintain a higher level of investment securities and cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this will continue to have the effect of suppressing net interest margin and net interest income. Foreclosed assets increased $10.3 million during the six months ended June 30, 2009. See “Non-performing assets – foreclosed assets” for additional information on the Company’s foreclosed assets.

Total liabilities increased $649.5 million from December 31, 2008 to $3.08 billion at June 30, 2009. Deposits increased $540.5 million, securities sold under reverse repurchase agreements with customers increased $111.8 million and FHLBank advances increased $79.9 million. The increases in securities sold under repurchase agreements with customers was the result of corporate customers’ desires to place funds in excess of deposit insurance limits in secured accounts. FHLBank advances increased from $120.5 million at December 31, 2008, to $200.4 million at June 30, 2009, as a result of the advances assumed in the FDIC-assisted transaction. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Total deposits increased $540.5 million from December 31, 2008. Deposits acquired from the FDIC were approximately $512 million. Retail certificates of deposit increased $404.9 million. Non-interest-bearing transaction accounts increased $63.7 million, and interest-bearing checking accounts (mainly money market accounts) increased $178.1 million. Checking account balances totaled $767.0 million at June 30, 2009, up from $525.2 million at December 31, 2008. Total brokered deposits were $514.6 million at June 30, 2009, down from $806.2 million at December 31, 2008. In addition at June 30, 2009 and December 31, 2008, there were Great Southern Bank customer deposits totaling $354.9 million and $168.3 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC had previously counted these deposits as brokered, but changed their policy on this in 2009. The Company had also increased the amount of longer-term brokered certificates of deposit during 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the FRB. As market interest rates on these types of deposits decreased in recent months, the Company has redeemed or replaced many of these certificates in 2009 in order to lock in cheaper funding rates or reduce some of its excess liquidity. In the six months ended June 30, 2009, the Company redeemed $318 million of these callable deposits. At June 30, 2009, the Company had $163 million of callable deposits remaining, and has redeemed (without replacing) $68 million of this amount subsequent to June 30, 2009. In addition, the Company has had several brokered deposits mature in 2009 without replacement due to the deposit increases in other areas.

Total stockholders' equity increased $23.3 million from $234.1 million at December 31, 2008 to $257.4 million at June 30, 2009. The Company recorded net income of $22.4 million for the six months ended June 30, 2009, common and preferred dividends declared were $6.2 million and accumulated other comprehensive income increased $6.9 million.  The increase in accumulated other comprehensive loss resulted from increases in the fair value of the Company's available-for-sale investment securities.

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

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2009 and 2008

General

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, net income decreased $2.9 million during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. This decrease was primarily due to an increase in non-interest expense of $6.5 million, or 47.6%, an increase in provision for loan losses of $1.9 million, or 37.4%, and a decrease in non-interest income of $281,000 or 2.8%, partially offset by an increase in net interest income of $3.6 million, or 20.1%, and a decrease in provision for income taxes of $2.1 million, or 66.1%.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, net income decreased $2.0 million during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. This decrease was primarily due to an increase in non-interest expense of $6.5 million, or 47.6%, and an increase in provision for loan losses of $1.9 million, or 37.4%, partially offset by an increase in net interest income of $3.0 million, or 15.5%, an increase in non-interest income of $1.7 million, or 22.1%, and a decrease in provision for income taxes of $1.6 million, or 61.0%.

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, net income increased $31.2 million during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This increase was primarily due to a decrease in provision for loan losses of $30.9 million, or 72.4%, an increase in non-interest income of $21.6 million, or 107.6%, and an increase in net interest income of $3.4 million, or 9.3%, partially offset by an increase in provision for income taxes of $17.1 million, and an increase in non-interest expense of $7.5 million, or 27.3%.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, net income increased $32.6 million during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This increase was primarily due to a decrease in provision for loan losses of $30.9 million, or 72.4%, an increase in non-interest income of $25.6 million, or 173.6%, and an increase in net interest income of $1.4 million, or 3.7%, partially offset by an increase in provision for income taxes of $17.8 million, and an increase in non-interest expense of $7.5 million, or 27.3%.

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

Selected Financial Data and Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended June 30,
	2009		2008
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings Per Common Share	$2,641	$.19	$6,332	$.47
Amortization of deposit broker origination fees (net of taxes)	184		635
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(219)		(1,488)
Earnings excluding impact of hedge accounting entries	$2,606		$5,479

	Six Months Ended June 30,
	2009		2008
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings (Loss) Per Common Share	$20,729	$1.51	$(8,821)	$(.66)
Amortization of deposit broker origination fees (net of taxes)	256		1,517
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(770)		(3,421)
Earnings excluding impact of hedge accounting entries	$20,215		$(10,725)

Total Interest Income

Total interest income increased $4.6 million, or 12.8%, during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase was due to a $2.2 million, or 7.3%, increase in interest income on loans and a $2.4 million, or 39.7%, increase in interest income on investments and other interest-earning assets. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates of interest. The higher average balances were primarily a result of increased levels of securities and interest-earning deposits held for the purpose of liquidity and the securities added from the acquisition in the first quarter of 2009. Interest income for loans increased due to slightly higher average rates of interest and higher average balances. The higher average rates were primarily a result of the yields earned on the discounted loans added from the acquisition in the first quarter of 2009.

Total interest income increased $517,000, or 0.7%, during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was due to a $4.3 million, or 37.5%, increase in interest income on investments and other interest-earning assets, partially offset by a $3.8 million, or 6.1%, decrease in interest income on loans. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates of interest. The higher average balances were primarily a result of increased levels of securities and interest-earning deposits held for the purpose of liquidity and the securities added from the acquisition in the first quarter of 2009. Interest income for loans decreased due to lower average rates of interest, partially offset by slightly higher average balances. The lower average rates were primarily a result of the lower market interest rates (prime rate) in 2009 compared to 2008, partially offset by the yields earned on the discounted loans added from the acquisition in the first quarter of 2009.

Interest Income - Loans

During the three months ended June 30, 2009 compared to the three months ended June 30, 2008, interest income on loans increased due to higher average interest rates and higher average balances. Interest income increased $1.1 million as the result of higher average interest rates on loans. The average yield on loans increased slightly from 6.41% during the three months ended June 30, 2008, to 6.53% during the three months ended June 30, 2009.

The average yield on the Company’s loan portfolio increased primarily due to the loans added at their fair market value from the FDIC-assisted transaction. The higher yield from these loans was partially offset by interest rate cuts by the FRB in 2008. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. Average loan rates were much lower in 2009 compared to 2008, as a result of market rates of interest, primarily the "prime rate" of interest. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate now remains. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. Beginning in 2008, the declining interest rates once again put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. In the three months ended June 30, 2009, the average yield on loans was 6.53% versus an average prime rate for the period of 3.25%, or a difference of a positive 328 basis points. In the three months ended June 30, 2008, the average yield on loans was 6.41% versus an average prime rate for the period of 5.09%, or a difference of a positive 132 basis points.

Interest income increased $1.1 million as the result of higher average loan balances from $1.86 billion during the three months ended June 30, 2008 to $1.96 billion during the three months ended June 30, 2009. The higher average balance resulted principally from the loans added at their fair market value from the FDIC-assisted transaction and increases in average balances in commercial real estate loans and one- to four-family mortgage loans, partially offset by lower average balances in construction loans and commercial business loans. The Bank's one- to four-family residential loan portfolio balance increased in 2008 and to date in 2009 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market. The Bank’s outstanding construction loan balance has decreased significantly as many projects have been completed in the past year and demand for new construction loans has declined.

During the six months ended June 30, 2009 compared to the six months ended June 30, 2008, interest income on loans decreased due to lower average interest rates with little change in average balances. Interest income decreased $4.2 million as the result of lower average interest rates on loans. The average yield on loans decreased from 6.71% during the six months ended June 30, 2008, to 6.28% during the six months ended June 30, 2009. The yield on the Company’s loan portfolio decreased primarily due to interest rate cuts by the FRB in 2008. This higher yield was partially offset by the loans added at their fair market value from the FDIC-assisted transaction. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. Average loan rates were much lower in 2009 compared to 2008, as a result of market rates of interest, primarily the "prime rate" of interest. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate now remains. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. Beginning in 2008, the declining interest rates once again put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. In the six months ended June 30, 2009, the average yield on loans was 6.28% versus an average prime rate for the period of 3.25%, or a difference of a positive 303 basis points. In the six months ended June 30, 2008, the average yield on loans was 6.71% versus an average prime rate for the period of 5.66%, or a difference of a positive 105 basis points.

Interest income increased $337,000 as the result of slightly higher average loan balances from $1.87 billion during the six months ended June 30, 2008 to $1.88 billion during the six months ended June 30, 2009. The higher average balance resulted principally from the loans added at their fair market value from the FDIC-assisted transaction and increases in average balances in commercial real estate loans and one- to four-family mortgage loans, partially offset by lower average balances in construction loans and commercial business loans. The Bank's one- to four-family residential loan portfolio balance increased in 2008 and to date in 2009 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market. The Bank’s outstanding construction loan balance has decreased significantly as many projects have been completed in the past year and demand for new construction loans has declined.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased as a result of higher average balances during the three months ended June 30, 2009, when compared to the three months ended June 30, 2008. Interest income increased $4.9 million as a result of an increase in average balances from $518 million during the three months ended June 30, 2008, to $953 million during the three months ended June 30, 2009. This increase was primarily in interest-earning deposits and available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements and public fund deposits. Interest income decreased by $2.5 million as a result of a decrease in average interest rates from 4.66% during the three months ended June 30, 2008, to 3.53% during the three months ended June 30, 2009. In previous years, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs). As these securities reached interest rate reset dates in 2007, their rates typically increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) generally declined in 2008 and into 2009, the interest rates on those securities that reprice in 2009 likely will decrease at their next interest rate reset date. The majority of the securities added in 2008 and 2009 are backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally one to ten years) and then will adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). These mortgage-backed securities are also currently experiencing lower yields due to more rapid prepayments in the underlying mortgages. This is resulting in premiums on these securities being amortized against interest income more quickly, thereby reducing the yield recorded. In addition in 2008, the Company had several agency securities that were callable at the option of the issuer which had interest rates that were higher than the current portfolio average rate. Many of these securities were redeemed by the issuer in 2008. On March 20, 2009, the Company acquired approximately $112 million of investment securities as part of the acquisition of assets from the FDIC.

In addition to the increase in securities, the Company has also experienced an increase in interest-earning deposits and non-interest-earning cash equivalents, where additional liquidity was maintained in 2008 and 2009 due to uncertainty in the financial system. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At June 30, 2009, the Company had cash and cash equivalents of $405.3 million compared to $167.9 million at December 31, 2008. For the three months ended June 30, 2009, compared to the same period in 2008, the average balance of investment securities and other interest-earning assets increased by approximately $435 million due to excess funds for liquidity and the purchase of investment securities to pledge against public funds deposits, customer repurchase agreements and structured repo borrowings. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Interest income on investments and other interest-earning assets increased as a result of higher average balances during the six months ended June 30, 2009, when compared to the six months ended June 30, 2008. Interest income increased $7.1 million as a result of an increase in average balances from $488 million during the six months ended June 30, 2008, to $839 million during the six months ended June 30, 2009. This increase was primarily in interest-earning deposits and available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements and public fund deposits. Interest income decreased by $2.7 million as a result of a decrease in average interest rates from 4.78% during the six months ended June 30, 2008, to 3.83% during the six months ended June 30, 2009. The reasons for these changes in the comparable six-month periods are the same as those described previously in the comparable three-month periods.

In addition to the increase in securities, the Company has also experienced an increase in interest-earning deposits and non-interest-earning cash equivalents, where additional liquidity was maintained in 2008 and 2009 due to uncertainty in the financial system. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At June 30, 2009, the Company had cash and cash equivalents of $405.3 million compared to $167.9 million at December 31, 2008. For the six months ended June 30, 2009, compared to the same period in 2008, the average balance of investment securities and other interest-earning assets increased by approximately $351 million due to excess funds for liquidity and the purchase of investment securities to pledge against public funds deposits, customer repurchase agreements and structured repo borrowings. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense increased $909,000, or 5.2%, during the three months ended June 30, 2009, when compared with the three months ended June 30, 2008, primarily due to an increase in interest expense on short-term and structured repo borrowings of $588,000, or 49.6%, an increase in interest expense on FHLBank advances of $350,000, or 30.6%, and an increase in interest expense on deposits of $111,000, or 0.7%, partially offset by a decrease in interest expense on subordinated debentures issued to capital trust of $140,000, or 40.9%.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense increased $1.6 million, or 9.7%, during the three months ended June 30, 2009, when compared with the three months ended June 30, 2008, primarily due to an increase in interest expense on short-term and structured repo borrowings of $588,000, or 49.6%, an increase in interest expense on FHLBank advances of $350,000, or 30.6%, and an increase in interest expense on deposits of $805,000, or 5.8%, partially offset by a decrease in interest expense on subordinated debentures issued to capital trust of $140,000, or 40.9%.

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense decreased $2.8 million, or 7.5%, during the six months ended June 30, 2009, when compared with the six months ended June 30, 2008, primarily due to a decrease in interest expense on deposits of $2.8 million, or 8.8%, a decrease in interest expense on FHLBank advances of $287,000, or 10.5%, and a decrease in interest expense on subordinated debentures issued to capital trust of $306,000, or 40.2%, partially offset by an increase in interest expense on short-term and structured repo borrowings of $538,000, or 19.3%.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense decreased $902,000, or 2.5%, during the six months ended June 30, 2009, when compared with the six months ended June 30, 2008, primarily due to a decrease in interest expense on deposits of $847,000, or 2.9%, a decrease in interest expense on FHLBank advances of $287,000, or 10.5%, and a decrease in interest expense on subordinated debentures issued to capital trust of $306,000, or 40.2%, partially offset by an increase in interest expense on short-term and structured repo borrowings of $538,000, or 19.3%.

The amortization of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps significantly increased interest expense in the second quarter and first six months of 2008, but did not have a significant effect in the second quarter and first six months of 2009. The amortization of these fees totaled $283,000 and $977,000 in the three months ended June 30, 2009 and 2008, respectively. The amortization of these fees totaled $393,000 and $2.3 million in the six months ended June 30, 2009 and 2008, respectively. The Company has now amortized the remaining fees as the interest rate swaps and related brokered deposits have been terminated. In the three months ended June 30, 2009, the Company did amortize $237,000 in additional broker fees that were related to deposits that were originated by the Company in 2008. These were remaining unamortized fees on deposits that were redeemed at the discretion of the Company to reduce some of the excess liquidity and to reduce deposits with interest rates in excess of 4.00%. The total of such deposits redeemed in the second quarter and first six months of 2009 was $145 million and $318 million, respectively.

Interest Expense – Deposits

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, interest on demand deposits decreased $942,000 due to a decrease in average rates from 1.72% during the three months ended June 30, 2008, to 1.09% during the three months ended June 30, 2009. The average interest rates decreased due to lower overall market rates of interest throughout 2008 and the first half of 2009. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued throughout 2008. Interest on demand deposits increased $77,000 due to an increase in average balances from $575 million during the three months ended June 30, 2008, to $586 million during the three months ended June 30, 2009. Average noninterest-bearing demand balances increased from $150 million in the three months ended June 30, 2008, to $184 million in the three months ended June 30, 2009.

Interest expense on deposits decreased $3.8 million as a result of a decrease in average rates of interest on time deposits from 4.03% during the three months ended June 30, 2008, to 3.24% during the three months ended June 30, 2009. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $4.8 million due to an increase in average balances of time deposits from $1.24 billion during the three months ended June 30, 2008, to $1.66 billion during the three months ended June 30, 2009. Market rates of interest on new certificates have decreased since late 2007 as the FRB reduced short-term interest rates.

The effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps did not impact interest on demand deposits.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, interest expense on deposits increased $4.3 million due to an increase in average balances of time deposits from $1.24 billion during the three months ended June 30, 2008, to $1.66 billion during the three months ended June 30, 2009. Interest expense on deposits decreased $2.6 million as a result of a decrease in average rates of interest on time deposits from 3.71% during the three months ended June 30, 2008, to 3.17% during the three months ended June 30, 2009.

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, interest on demand deposits decreased $2.3 million due to a decrease in average rates from 1.97% during the six months ended June 30, 2008, to 1.11% during the six months ended June 30, 2009. The average interest rates decreased due to lower overall market rates of interest throughout 2008 and the first half of 2009. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued throughout 2008. Interest on demand deposits decreased $168,000 due to a decrease in average balances from $557 million during the six months ended June 30, 2008, to $541 million during the six months ended June 30, 2009. Average noninterest-bearing demand balances increased from $151 million in the six months ended June 30, 2008, to $164 million in the six months ended June 30, 2009.

Interest expense on deposits decreased $6.7 million as a result of a decrease in average rates of interest on time deposits from 4.43% during the six months ended June 30, 2008, to 3.45% during the six months ended June 30, 2009. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $6.4 million due to an increase in average balances of time deposits from $1.19 billion during the six months ended June 30, 2008, to $1.52 billion during the six months ended June 30, 2009. Market rates of interest on new certificates have decreased since late 2007 as the FRB reduced short-term interest rates.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, interest expense on deposits increased $6.0 million due to an increase in average balances of time deposits from $1.19 billion during the six months ended June 30, 2008, to $1.52 billion during the six months ended June 30, 2009. Interest expense on deposits decreased $4.3 million as a result of a decrease in average rates of interest on time deposits from 4.04% during the six months ended June 30, 2008, to 3.39% during the six months ended June 30, 2009.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended June 30, 2009 compared to the three months ended June 30, 2008, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average interest rates. Interest expense on FHLBank advances increased $732,000 due to an increase in average balances from $123 million during the three months ended June 30, 2008, to $201 million during the three months ended June 30, 2009. The reason for this increase is the addition of advances assumed in the FDIC-assisted acquisition completed in March 2009. Interest expense on FHLBank advances decreased $382,000 due to a decrease in average interest rates from 3.73% in the three months ended June 30, 2008, to 2.98% in the three months ended June 30, 2009. Rates on advances decreased as the Company employed some advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment.

During the six months ended June 30, 2009 compared to the six months ended June 30, 2008, interest expense on FHLBank advances decreased due to lower average interest rates, partially offset by higher average balances. Interest expense on FHLBank advances decreased $653,000 due to a decrease in average interest rates from 3.79% in the six months ended June 30, 2008, to 2.97% in the six months ended June 30, 2009. Rates on advances decreased as the Company employed some advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment. Interest expense on FHLBank advances increased $366,000 due to an increase in average balances from $144 million during the six months ended June 30, 2008, to $165 million during the six months ended June 30, 2009. The reason for this increase is the addition of advances assumed in the FDIC-assisted acquisition completed in March 2009.

Interest expense on short-term borrowings increased $931,000 due to an increase in average balances from $233 million during the three months ended June 30, 2008, to $418 million during the three months ended June 30, 2009. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility and significant increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, in September 2008, the Company entered into a structured repo borrowing agreement totaling $50 million which bears interest at a fixed rate unless LIBOR exceeds 2.81%. If LIBOR exceeds 2.81%, the borrowing costs decrease by a multiple of the difference between LIBOR and 2.81%. This rate adjusts quarterly. Interest expense on short-term and structured repo borrowings decreased $343,000 due to a decrease in average rates on short-term borrowings from 2.05% in the three months ended June 30, 2008, to 1.70% in the three months ended June 30, 2009. The average interest rates decreased due to lower overall market rates of interest in the second quarter of 2009 compared to the same period in 2008. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout 2008 and 2009, as the FRB decreased short-term interest rates.

Interest expense on short-term borrowings increased $1.6 million due to an increase in average balances from $229 million during the six months ended June 30, 2008, to $400 million during the six months ended June 30, 2009. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility and significant increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, in September 2008, the Company entered into the $50 million structured repo borrowing agreement discussed above. Interest expense on short-term and structured repo borrowings decreased $1.1 million due to a decrease in average rates on short-term borrowings from 2.45% in the six months ended June 30, 2008, to 1.67% in the six months ended June 30, 2009. The average interest rates decreased due to lower overall market rates of interest in the first half of 2009 compared to the same period in 2008. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout 2008 and 2009, as the FRB decreased short-term interest rates.

Interest expense on subordinated debentures issued to capital trust decreased $140,000 due to decreases in average rates from 4.45% in the three months ended June 30, 2008, to 2.62% in the three months ended June 30, 2009. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2009 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Interest expense on subordinated debentures issued to capital trust decreased $306,000 due to decreases in average rates from 4.95% in the six months ended June 30, 2008, to 2.97% in the six months ended June 30, 2009. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2009 as these liabilities pay a variable rate of interest that is indexed to LIBOR.

Net Interest Income

Including the impact of the accounting entries recorded for certain interest rate swaps, net interest income for the three months ended June 30, 2009 increased $3.7 million to $21.8 million compared to $18.1 million for the three months ended June 30, 2008. Net interest margin was 3.00% in the three months ended June 30, 2009, compared to 3.07% in the three months ended June 30, 2008, a decrease of seven basis points. Excluding the impact of the accounting entries recorded for certain interest rate swaps (amortization of deposit broker origination fees), economically, net interest income for the second quarter of 2009 increased $3.0 million to $22.1 million compared to $19.1 million for the second quarter of 2008. Net interest margin excluding the effects of the accounting change was 3.04% in the quarter ended June 30, 2009, compared to 3.23% in the quarter ended June 30, 2008. The average interest rate spread was 2.99% in the three months ended June 30, 2009, compared to 2.82% in the three months ended June 30, 2008. In addition, the average interest rate spread increased compared to the average interest rate spread of 2.69% in the three months ended March 31, 2009. On June 30, 2009, the interest rate spread was 3.28%.

The Company’s net interest margin decreased compared to the same quarter and six months in the prior year; however, the net interest margin increased from the quarter ended March 31, 2009. In 2008, the Company decided to increase the amount of longer-term brokered certificates of deposit to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the Federal Reserve Bank. During 2008, the Company issued approximately $359 million of new brokered certificates which were fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits decreased in recent months, the Company has redeemed or replaced many of these certificates in 2009 in order to lock in cheaper funding rates and to reduce some of its excess liquidity. In the three and six months ended June 30, 2009, the Company redeemed $145 million and $318 million, respectively, of these callable deposits. At June 30, 2009, the Company had $163 million of callable deposits remaining, and has redeemed (without replacing) $68 million of this amount subsequent to June 30, 2009. These redeemed deposits had interest rates in excess of 4.00%. The remaining $95 million of callable deposits have interest rates of approximately 3.00% and mature in 2011 and 2012 if not redeemed sooner by the Company. In addition during 2008, the Company issued approximately $137 million of new brokered certificates, which are fixed rate certificates with maturity terms of generally two to four years, which the Company may not redeem prior to maturity. There are no interest rate swaps associated with any of these brokered certificates. At June 30, 2009, the Company had $166 million of fixed-rate, non-callable brokered deposits remaining, with an average interest rate of approximately 4.30%. The Company decided the higher rate was justified by the longer term and the ability to keep committed funding lines available throughout 2008 and into 2009. Excess funds were invested in short-term cash equivalents at rates that resulted in the Company earning a negative spread. The average balance of cash and cash equivalents in the three and six months ended June 30, 2009, was $410 million and $355 million, respectively.

The Federal Reserve most recently cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its "prime rate" of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers as a majority of the loans indexed to "Great Southern prime" are already at interest rate floors which are provided for in individual loan documents. At its most recent meeting on June 24, 2009, the Federal Reserve Board elected to leave the Federal Funds rate unchanged and did not indicate that rate changes are imminent.

The Company's overall interest rate spread increased from 2.82% during the three months ended June 30, 2008, to 2.99% during the three months ended June 30, 2009. The gross change was due to a 65 basis point decrease in the weighted average rate paid on interest bearing liabilities, partially offset by a 48 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased seven basis points, or 2.3%, from 3.07% for the three months ended June 30, 2008, to 3.00% for the three months ended June 30, 2009. In comparing the two years, the yield on loans increased 12 basis points while the yield on investment securities and other interest-earning assets decreased 113 basis points. The rate paid on deposits decreased 62 basis points, the rate paid on FHLBank advances decreased 75 basis points, the rate paid on short-term borrowings decreased 35 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 183 basis points.

Excluding the impact of the accounting entries recorded for certain interest rate swaps, economically, net interest income for the three months ended June 30, 2009 increased $3.0 million to $22.1 million compared to $19.1 million for the three months ended June 30, 2008. Net interest margin excluding the effects of the accounting change was 3.04% in the three months ended June 30, 2009, compared to 3.23% in the three months ended June 30, 2008. The Company's overall interest rate spread increased three basis points, or 1.0%, from 3.00% during the three months ended June 30, 2008, to 3.03% during the three months ended June 30, 2009. The decrease was due to a 51 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 48 basis point decrease in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 12 basis points while the yield on investment securities and other interest-earning assets decreased 113 basis points. The rate paid on deposits decreased 45 basis points, the rate paid on FHLBank advances decreased 75 basis points, the rate paid on short-term borrowings decreased 35 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 183 basis points.

Including the impact of the accounting entries recorded for certain interest rate swaps, net interest income for the six months ended June 30, 2009 increased $3.3 million to $39.3 million compared to $36.0 million for the six months ended June 30, 2008. Net interest margin was 2.92% in the six months ended June 30, 2009, compared to 3.07% in six months ended June 30, 2008, a decrease of 15 basis points. The average interest rate spread was 2.86% in the six months ended June 30, 2009, compared to 2.76% in the six months ended June 30, 2008. Excluding the impact of the accounting entries recorded for certain interest rate swaps (amortization of deposit broker origination fees), economically, net interest income for the first six months of 2009 increased $1.4 million to $39.7 million compared to $38.3 million for the first six months of 2008. Net interest margin excluding the effects of the accounting change was 2.95% in the six months ended June 30, 2009, compared to 3.27% in the six months ended June 30, 2008.

The Company's overall interest rate spread increased from 2.76% during the six months ended June 30, 2008, to 2.86% during the six months ended June 30, 2009. The gross change was due to an 88 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 78 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 15 basis points, or 4.9%, from 3.07% for the six months ended June 30, 2008, to 2.92% for the six months ended June 30, 2009. In comparing the two periods, the yield on loans decreased 43 basis points while the yield on investment securities and other interest-earning assets decreased 95 basis points. The rate paid on deposits decreased 82 basis points, the rate paid on FHLBank advances decreased 82 basis points, the rate paid on short-term borrowings decreased 78 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 198 basis points.

Excluding the impact of the accounting entries recorded for certain interest rate swaps, economically, net interest income for the six months ended June 30, 2009 increased $1.4 million to $39.7 million compared to $38.3 million for the six months ended June 30, 2008. Net interest margin excluding the effects of the accounting change was 2.95% in the six months ended June 30, 2009, compared to 3.27% in the six months ended June 30, 2008. The Company's overall interest rate spread decreased nine basis points, or 3.0%, from 2.98% during the six months ended June 30, 2008, to 2.89% during the six months ended June 30, 2009. The decrease was due to a 69 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 78 basis point decrease in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans decreased 43 basis points while the yield on investment securities and other interest-earning assets decreased 95 basis points. The rate paid on deposits decreased 59 basis points, the rate paid on FHLBank advances decreased 82 basis points, the rate paid on short-term borrowings decreased 78 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 198 basis points.

The prime rate of interest averaged 3.25% during the three months ended June 30, 2009 compared to an average of 5.09% during the three months ended June 30, 2008. The prime rate of interest averaged 3.25% during the six months ended June 30, 2009 compared to an average of 5.66% during the six months ended June 30, 2008. In the last three months of 2007 and throughout 2008, the FRB decreased short-term interest rates. At June 30, 2009, the national “prime rate” stood at 3.25% and the Company’s average interest rate on its loan portfolio was 6.18%. Over half of the Bank's loans were tied to prime at June 30, 2009; however, most of these loans had interest rate floors or were indexed to “Great Southern Bank prime,” which has not been reduced below 5.00%.

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended June 30,
	2009		2008
	$	%	$	%

Reported Net Interest Income/Margin	$21,779	3.00%	$18,131	3.07%
Amortization of deposit broker origination fees	283	.04	977	.16
Net interest income/margin excluding impact of hedge accounting entries	$22,062	3.04%	$19,108	3.23%

	Six Months Ended June 30,
	2009		2008
	$	%	$	%

Reported Net Interest Income/Margin	$39,334	2.92%	$35,974	3.07%
Amortization of deposit broker origination fees	393	.03	2,334	.20
Net interest income/margin excluding impact of hedge accounting entries	$39,727	2.95%	$38,308	3.27%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $1.8 million, or 37.4%, from $5.0 million during the three months ended June 30, 2008, to $6.8 million during the three months ended June 30, 2009. The provision for loan losses decreased $30.9 million, or 72.4%, from $42.7 million during the six months ended June 30, 2008, to $11.8 million during the six months ended June 30, 2009. See the Company’s Quarterly Report on Form 10-Q for March 31, 2008, for additional information regarding the large provision for loan losses in the first quarter of 2008. The allowance for loan losses increased $3.4 million, or 11.8%, to $32.6 million at June 30, 2009, compared to $29.2 million at December 31, 2008. Net charge-offs were $4.4 million in the three months ended June 30, 2009, versus $4.2 million in the three months ended June 30, 2008. Net charge-offs were $8.4 million in the six months ended June 30, 2009, versus $40.9 million in the six months ended June 30, 2008. The decrease in charge-offs for the six months ended June 30, 2009, compared with the same period in 2008, was due principally to the $35 million which was provided for and charged off in the quarter ended March 31, 2008, related to the Company's loans to the Arkansas-based bank holding company and related loans to individuals described in the Company's Quarterly Report on Form 10-Q for March 31, 2008. In addition, general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to increased provisions and charge-offs in both 2008 and 2009. As properties were transferred into non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the March 20, 2009 FDIC-assisted acquisition are covered by a loss share agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection from losses in the acquired portfolio of loans. The acquired loans were recorded at their estimated fair value, which incorporated estimated credit losses at the acquisition date. These loans are systematically reviewed by the Company for determination of risk of losses that may exceed those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the legacy Great Southern Bank portfolio, with most focus being placed on the larger loan relationships and those relationships which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent. Loans which are determined to be impaired are analyzed using the same fair market discount valuations as those used to evaluate the legacy Great Southern Bank portfolio.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss share agreement, was 1.91%, 1.73% and 1.66% at June 30, 2009, March 31, 2009 and December 31, 2008, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at June 30, 2009, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions. If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank non-performing assets, including foreclosed assets, are not included in the totals and discussion of non-performing loans, potential problem loans and foreclosed assets below due to the loss share agreement with the FDIC, which substantially covers principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, and no material additional losses or changes to these estimated fair values have been identified as of June 30, 2009.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets, excluding $3.0 million of FDIC-covered foreclosed assets, at June 30, 2009, were $54.4 million, down $11.5 million from December 31, 2008. Non-performing assets as a percentage of total assets were 1.63% at June 30, 2009, compared to 2.48% at December 31, 2008. Compared to December 31, 2008, non-performing loans decreased $18.8 million to $14.4 million while foreclosed assets increased $10.2 million to $42.9 million. Commercial real estate, construction and business loans comprised $10.8 million, or 75%, of the total $14.4 million of non-performing loans at June 30, 2009.

Non-performing Loans. Compared to December 31, 2008, the total amount of non-performing loans decreased $18.8 million to $14.4 million at June 30, 2009. Decreases in non-performing loans during the six months ended June 30, 2009, were primarily due to the transfer of four loan relationships from the Non-performing Loans category to the Foreclosed Assets category and the repayment in full of one relationship. The decreases were as follows:

•
An $8.3 million loan relationship, which is secured primarily by lots in multiple subdivisions in the St. Louis area, was removed from the Non-performing Loans category through the transfer of $6.6 million to foreclosed assets during the first and second quarters of 2009 and the charge-off of $1.4 million. This relationship was previously charged down $2.0 million upon transfer to non-performing loans. The $6.6 million remaining balance in foreclosed assets represents lots in nine subdivisions in the St. Louis area.

•
A $7.7 million loan relationship, which is secured by a condominium and retail historic rehabilitation development in St. Louis, was transferred to Foreclosed Assets during the second quarter of 2009. The original relationship has been reduced through the receipt of Tax Increment Financing funds and Federal and State historic tax credits. Upon receipt of the remaining Federal and State tax credits in 2009, the Company reduced the balance of this relationship to approximately $5.3 million. At the time of foreclosure, this relationship was further reduced to $4.2 million through a charge-off of $1.1 million. This relationship was described more fully in the Company’s 2008 Annual Report on Form 10-K under “Non-performing Assets.”

•
A $2.5 million loan relationship, which involves a condominium development in Kansas City, was transferred to foreclosed assets. The balance remaining in Foreclosed Assets is $2.0 million at June 30, 2009, after a $300,000 reduction for the sale of one of the units. At June 30, 2009, $207,000 of this relationship remains in loans and is secured by various real estate collateral not related to the condominium development.

•
A $2.3 million loan relationship, which involves commercial land to be developed into commercial lots in Northwest Arkansas, was transferred to foreclosed assets. This relationship was previously charged down approximately $285,000 upon transfer to non-performing loans and was charged down an additional $320,000 in the first quarter of 2009 upon the transfer to foreclosed assets. The balance remaining in Foreclosed Assets was $2.0 million at June 30, 2009.

•	A $1.1 million loan relationship, which was secured by a motel in central Missouri. The collateral was purchased by a third party at foreclosure and the loan was paid off in April 2009.

Partially offsetting these decreases in non-performing loans were the following additions to non-performing loans during the six months ended June 30, 2009:

•
A $2.0 million loan relationship, which is secured primarily by an office building and commercial land near Springfield, Mo. and commercial land in Branson, Mo. This relationship was charged down approximately $1.2 million upon transfer to non-performing loans.

•
A $1.4 million participation purchased in a loan relationship secured by a condominium historic rehabilitation development in St. Louis. It appears that there is currently sufficient cash flow from this project to service the debt. Payments are being made; however, this loan is over ninety days past due but is still accruing interest.

•	A $1.1 million loan relationship, which is secured primarily by a motel in central Missouri. The collateral was purchased by a third party at foreclosure and the loan was paid off in April 2009.

At June 30, 2009, three significant loan relationships accounted for $4.7 million of the total non-performing loan balance of $14.4 million. In addition to the two new relationships noted above, one other significant loan relationship was previously included in Non-performing Loans and remained there at June 30, 2009. These three relationships are described below:

•
A $1.7 million loan relationship, which is secured primarily by an office building near Springfield, Mo., and commercial land in Branson, Mo. This relationship was charged down approximately $1.2 million upon transfer to non-performing loans. A parcel of commercial land was foreclosed in the second quarter of 2009 which reduced this loan relationship from $2.0 million (described above).

•	A $1.6 million loan relationship, which is secured primarily by eleven houses for sale in Northwest Arkansas.

•
A $1.4 million loan relationship, which is secured by a condominium historic rehabilitation development in St. Louis. This relationship is over ninety days past due but is still accruing interest. This is a participation loan in which Great Southern is not the lead bank (described above).

Foreclosed Assets. Of the total $42.9 million of foreclosed assets at June 30, 2009, $3.0 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transaction on March 20, 2009.  These acquired foreclosed assets are subject to the loss-sharing agreement with the FDIC and, therefore, are not included in the following discussion of foreclosed assets. Foreclosed assets increased $7.2 million during the six months ended June 30, 2009, from $32.7 million at December 31, 2008, to $39.9 million at June 30, 2009. During the six months ended June 30, 2009, foreclosed assets increased, as described above, primarily due to the addition of one $6.6 million relationship consisting of lots in multiple subdivisions in the St. Louis area; the addition of one $4.2 million relationship consisting of a condominium and retail historic rehabilitation development in St. Louis; the addition of one $2.0 million relationship consisting of condominium units in Kansas City, Mo.; the addition of one $2.0 million relationship consisting of commercial land to be developed into commercial lots in Northwest Arkansas and the addition of several smaller relationships that involve houses which are completed and for sale or under construction, as well as developed subdivision lots. Foreclosed assets decreased primarily due to the sale of one $3.9 million relationship consisting of an office building in Southeast Missouri; the sale of one $1.5 million house that was part of a $1.8 million relationship; the reduction of $774,000 to a $2.3 million relationship in Northwest Arkansas through the sale of a portion of the assets; the reduction of $587,000 to a $2.4 million relationship in the Branson, Mo. area through the sale of a portion of the assets and the sale of several smaller relationships that involve houses which are completed or under construction, as well as developed subdivision lots.

At June 30, 2009, ten separate relationships comprise $28.1 million, or 66%, of the total foreclosed assets balance. In addition to the four new relationships described above which remain in foreclosed assets at June 30, 2009, six other of these relationships were previously described more fully in the Company’s December 31, 2008 Annual Report on Form 10-K under “Foreclosed Assets.” These relationships are described below:

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

•
A $1.6 million relationship, which involves residential developments in Northwest Arkansas. One of the developments has some completed houses and additional lots. The second development is comprised of completed duplexes and triplexes. A few sales of single-family houses have occurred and the remaining properties are being marketed for sale. This relationship has been reduced from $3.1 million through the sale of some of the houses.

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

•
A $1.8 million relationship, which involves residential developments, primarily residential lots in three different subdivisions and undeveloped ground, in the Branson, Mo., area. The Company has been in contact with various developers to determine interest in the projects and is marketing these properties for sale.

Potential Problem Loans. Potential Problem Loans increased $2.8 million during the six months ended June 30, 2009, from $17.8 million at December 31, 2008, to $20.6 million at June 30, 2009. Potential problem loans are loans which management has identified as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the six months ended June 30, 2009, Potential Problem Loans decreased primarily from the transfer of one relationship described above as a $2.0 million relationship (previously $3.2 million) and the transfer of one relationship previously described as a $1.1 million relationship consisting of developed and undeveloped residential lots and single-family houses in the Springfield, Mo., area which were added to the Non-performing Loans category, and other smaller relationships which were transferred to the Non-performing Loans category. Increases in Potential Problem Loans resulted primarily due to the addition of six unrelated relationships totaling $9.2 million to the Potential Problem Loans category.

At June 30, 2009, ten significant relationships accounted for $17.0 million, or 83%, of the potential problem loan total of $20.6 million. In addition to the six loan relationships which were added to Potential Problem Loans, four relationships were included in Potential Problem Loans at December 31, 2008, and remain there at June 30, 2009. They include:

•
The first loan relationship consists of a retail center, improved commercial land and other collateral in the states of Georgia and Texas totaling $3.6 million. During 2008, the Company obtained additional collateral and guarantor support; however, the Company still considers this relationship as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms.

•
The second loan relationship totaled $2.3 million and consists of a residential subdivision development in Springfield, Mo. The site improvements are now essentially completed and the lot sales program has been restarted.

•
The third loan relationship consists of vacant land (pad sites) to be developed for condominiums near Branson, Mo. totaling $933,000. Construction development progress has been slower than anticipated due to a slowdown in the market.

•
The fourth loan relationship consists of subdivision lots in southwest Missouri totaling $931,000.  The borrower has been faced with various construction and market issues which have slowed development progress.  The borrower is currently finishing the subdivision and marketing the lots.

The six loan relationships which were added to Potential Problem Loans during the six months ended June 30, 2009, include:

•
The first loan relationship totaled $2.3 million and consists of several duplexes and triplexes in southwest Missouri. This relationship also includes fourteen single-family houses which are used as rental units or have been rehabilitated with the intent to sell the houses. Several of the properties are vacant; therefore, the borrower has experienced cash flow problems.

•
The second loan relationship totaled $2.0 million and consists of land and a commercial building previously used as an automobile dealership in southwest Missouri. The building is currently vacant and the borrower is pursuing sales options.

•
The third loan relationship totaled $1.9 million and consists of six townhome units in Springfield, Mo. The borrower has been unable to sell the units and has used them as rentals. However, the rents achieved have not consistently generated sufficient cash flow.

•
The fourth loan relationship totaled $1.1 million and consists of a campground and a single-family house in the Branson, Mo., area. There is also a junior lien on an apartment building. The borrower has experienced some cash flow difficulties and the properties have been listed for sale.

•
The fifth loan relationship totaled $1.0 million and consists primarily of first liens on six duplexes and junior liens on seven additional duplexes near Springfield, Mo. The units were experiencing vacancy issues which led to cash flow problems for the borrower. Monthly rents were reduced to get the units leased and this has improved cash flow to service the debt.

•
The sixth loan relationship totaled $919,000 and consists of eight rental houses and two houses held for resale near Lake of the Ozarks, Mo. The units were experiencing vacancy issues which led to cash flow problems for the borrower.

Non-interest Income
Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2009 and 2008, total non-interest income decreased $281,000 in the three months ended June 30, 2009 when compared to the three months ended June 30, 2008. Non-interest income for the second quarter of 2009 was $9.6 million compared with $9.9 million for the second quarter of 2008. The decrease was primarily the result of the following items:

•
Interest rate swaps: The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in an increase of $337,000 in the three months ended June 30, 2009, and an increase of $2.3 million in the three months ended June 30, 2008. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. At June 30, 2009, all of this charge has been recovered and there will be no impact in future quarters.

•
Commission revenue: Second quarter 2009 commission income from the Company’s travel, insurance and investment divisions decreased $680,000, or 28.0%, compared to the same period in 2008. The decrease was primarily in the Company’s travel division which experienced a decrease in commission income of $491,000 in the second quarter of 2009 compared to the same period in 2008. Customers have reduced their travel in light of current economic conditions. A portion of the decrease ($147,000) also occurred in the investment division as a result of the alliance formed in 2008 with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced.

Partially offsetting the above negative income items during the second quarter 2009 as compared to the second quarter 2008 were the following items:

•
FDIC-assisted acquisition: Income of $1.4 million was recorded due to the accretion of the discount related to the FDIC indemnification asset booked in connection with the FDIC-assisted transaction completed in the first quarter of 2009. Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction.  For additional information, see the Company's Current Report on Form 8-K/A filed on June 5, 2009.

•
Gain on loan sales:  Net realized gains on loan sales increased $371,000, or 101.6%, in the second quarter of 2009. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market.

•
Deposit account charges: Deposit account charges and ATM and debit card usage fees increased $569,000, or 14.3%, in the three months ended June 30, 2009. A large portion of this increase was the result of the acquisition of the former TeamBank accounts.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2009 and 2008, total non-interest income increased $21.6 in the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. Non-interest income for the first six months of 2009 was $41.6 million compared with $20.0 million for the first six months of 2008. The increase was primarily the result of the following items:

•
FDIC-assisted acquisition: A significant one-time gain of $28.8 million was recorded related to the TeamBank transaction which was discussed in the Company’s March 31, 2009 Quarterly Report on Form 10-Q.  Additional income increases related to this acquisition were described in the above discussion of non-interest income for the three months ended June 30, 2009.

•
Gain on loan sales:  Net realized gains on loan sales increased $583,000, or 76.9%, in the first six months of 2009 compared to the same period in 2008. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market.

•
Deposit account charges:  Deposit account charges and ATM and debit card usage fees increased $375,000, or 5.0%, in the six months ended June 30, 2009 compared to the same period in 2008. This increase was mainly the result of the acquisition of the former TeamBank accounts.

Partially offsetting the above positive income items for the first six months of 2009 as compared with the same period in 2008 were the following items:

•
Securities impairment: Non-interest income decreased significantly as the result of the impairment write-down in value of certain available-for-sale equity investments, investments in bank trust preferred securities and an investment in one non-agency CMO during the first quarter of 2009. This impairment write-down was discussed in the Company’s March 31, 2009 Quarterly Report on Form 10-Q. The fair value of the trust preferred securities deteriorated significantly during the first quarter of 2009 due to negative trends at the issuing banks. In addition, at March 31, 2009, the non-agency CMO was put on credit watch by rating agencies for possible downgrade from its AAA rating due to performance of the underlying collateral. The impairment write-down totaled $4.0 million on a pre-tax basis. These investments were previously included in securities available-for-sale at a cost of $8.4 million. It is unclear if or when the values of these investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment during the first quarter of 2009.

•
Interest rate swaps: The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in an increase of $1.2 million in the six months ended June 30, 2009, and an increase of $5.3 million in the six months ended June 30, 2008. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. At June 30, 2009, all of this charge has been recovered and there will be no impact in future quarters.

•
Commission revenue: For the six months ended June 30, 2009, commission income from the Company’s travel, insurance and investment divisions decreased $1.5 million, or 28.8%, compared to the same period in 2008. The decrease was primarily in the Company’s travel division which experienced a decrease in commission income of $795,000 in the first half of 2009 compared to the same period in 2008. Customers have reduced their travel in light of current economic conditions. Another large portion of the decrease ($592,000) also occurred in the investment division as a result of the alliance formed in 2008 with Ameriprise Financial Services as described above.

Non-interest Expense

Non-interest expense for the second quarter of 2009 was $20.0 million compared with $13.6 million for the second quarter of 2008, or an increase of $6.4 million, or 47.6%. Non-interest expense for the first six months of 2009 was $35.2 million compared with $27.7 million for the first six months of 2008, or an increase of $7.5 million, or 27.3%. The following were key items related to the increases in non-interest expense in the three and six month periods:

•
FDIC-assisted acquisition: The Company’s increase in non-interest expense in the second quarter and first six months of 2009 compared to the same periods in 2008 primarily related to the FDIC-assisted acquisition of the former TeamBank. In the three months ended June 30, 2009, non-interest expenses related to the operations of the former TeamBank banking centers were $2.8 million, including $1.9 million of salaries and benefits expense and $550,000 of occupancy and equipment expense. In addition, the Company recorded other non-interest expenses of $1.4 million related to the acquisition and operation of other areas of the former TeamBank, including $514,000 of salaries and benefits expense and $232,000 of occupancy and equipment expense.

•
FDIC insurance premiums:  In 2009, the FDIC significantly increased insurance premiums for all banks. Due to losses and projected losses to the deposit insurance fund, in addition to the regular quarterly deposit insurance assessments, the FDIC imposed a special five basis point special assessment on all insured depository institutions based on assets (minus Tier 1 capital) as of June 30, 2009. The Company recorded an expense of $1.7 million in the three months ended June 30, 2009, for this special assessment. Additional special assessments of up to the same rate level may be imposed based on assets as of September 30, 2009 and December 31, 2009.  The regular quarterly deposit insurance assessments also increased approximately $300,000 per quarter in 2009 compared to 2008 as a result of the FDIC’s premium rate increases for all banks and the increased deposits from the FDIC-assisted acquisition completed at the end of the first quarter of 2009.

•
Foreclosure-related expenses: Due to the increases in levels of foreclosed assets, foreclosure-related expenses (including legal expenses) in the second quarter of 2009 were higher than the comparable 2008 period by approximately $665,000. Similarly, foreclosure-related expenses increased $1.4 million in the six months ended June 30, 2009, compared to the same period in 2008.

The Company’s efficiency ratio for the quarter ended June 30, 2009, was 63.80% compared to 48.43% in the same quarter in 2008. The Company’s ratio of non-interest expense to average assets increased from 2.10% for the three months ended June 30, 2008, to 2.30% for the three months ended June 30, 2009. The efficiency ratio in the second quarter of 2009 was negatively impacted by the FDIC special assessment, TeamBank-related operating expenses, and increased expenses related to foreclosures.

The Company’s efficiency ratio for the six months ended June 30, 2009, was 43.51% compared to 49.40% in the same period in 2008. The Company’s ratio of non-interest expense to average assets increased from 2.16% for the six months ended June 30, 2008, to 2.19% for the six months ended June 30, 2009. The efficiency ratio in the first half of 2009 was positively impacted by the TeamBank-related one-time gain and negatively impacted by the investment securities impairment write-downs recorded by the Company in the first quarter of 2009 and the other expenses discussed above.

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended June 30,
	2009			2008
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$20,008	$31,362	63.80%	$13,557	$27,995	48.43%
Amortization of deposit broker origination fees	--	283	(.55)	--	977	(1.77)
Net change in fair value of interest rate swaps and related deposits	--	(337)	.66	--	(2,290)	4.15
Efficiency ratio excluding impact of hedge accounting entries	$20,008	$31,308	63.91%	$13,557	$26,682	50.81%

*  Net interest income plus non-interest income.

	Six Months Ended June 30,
	2009			2008
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$35,222	$80,959	43.51%	$27,674	$56,021	49.40%
Amortization of deposit broker origination fees	--	393	(.21)	--	2,334	(2.17)
Net change in fair value of interest rate swaps and related deposits	--	(1,184)	.64	--	(5,264)	4.90
Efficiency ratio excluding impact of hedge accounting entries	$35,222	$80,168	43.94%	$27,674	$53,091	52.13%

*  Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 23.5% and 33.3% for the three months ended June 30, 2009 and 2008, respectively. Provision for income taxes as a percentage of pre-tax income was 34.0% for the six months ended June 30, 2009. The Company’s effective tax benefit rate was 38.5% for the six months ended June 30, 2008. For future periods in 2009, the Company expects the effective tax rate to be in the range of 32-35% of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $456,000 and $637,000 for the three months ended June 30, 2009 and 2008, respectively. Fees included in interest income were $894,000 and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

		June 30, 2009	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	5.99%	$274,136	$3,864	5.65%	$202,878	$3,284	6.51%
	Other residential	6.16	121,934	1,888	6.21	104,025	1,708	6.60
	Commercial real estate	6.35	580,751	10,447	7.22	474,441	7,751	6.57
	Construction	5.78	582,365	8,907	6.13	684,099	10,654	6.26
	Commercial business	5.90	140,102	2,519	7.21	167,010	2,446	5.89
	Other loans	7.21	191,964	3,009	6.29	174,435	2,889	6.66
	Industrial revenue bonds	6.25	63,764	1,198	7.54	54,144	929	6.90

	Total loans receivable	6.18	1,955,016	31,832	6.53	1,861,032	29,661	6.41

	Investment securities and other interest- earning assets	4.11	953,040	8,389	3.53	517,762	6,003	4.66

	Total interest-earning assets	5.53	2,908,056	40,221	5.55	2,378,794	35,664	6.03
	Non-interest-earning assets:
	Cash and cash equivalents		226,202			75,472
	Other non-earning assets		237,552			78,090
	Total assets		$3,371,810			$2,532,356

	Interest-bearing liabilities:
	Interest-bearing demand and savings	1.08	$585,917	1,591	1.09	$574,942	2,456	1.72
	Time deposits	2.69	1,658,206	13,383	3.24	1,238,145	12,407	4.03
	Total deposits	2.28	2,244,123	14,974	2.68	1,813,087	14,863	3.30
	Short-term borrowings and structured repo	1.73	417,824	1,774	1.70	232,548	1,186	2.05
	Subordinated debentures issued to capital trust	2.62	30,929	202	2.62	30,929	342	4.45
	FHLB advances	2.84	200,618	1,492	2.98	123,150	1,142	3.73

	Total interest-bearing liabilities	2.25	2,893,494	18,442	2.56	2,199,714	17,533	3.21
	Non-interest-bearing liabilities:
	Demand deposits		183,870			149,568
	Other liabilities		33,332			3,801
	Total liabilities		3,110,696			2,353,083
	Stockholders’ equity		261,114			179,273
	Total liabilities and stockholders’ equity		$3,371,810			$2,532,356

	Net interest income:
	Interest rate spread	3.28%		$21,779	2.99%		$18,131	2.82%
	Net interest margin*				3.00%			3.07%
	Average interest-earning assets to average interest- bearing liabilities		100.5%			108.1%
_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $77.3 million and $62.5 million for the three months ended June 30, 2009 and 2008, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $37.5 million and $30.1 million for the three months ended June 30, 2009 and 2008, respectively. Interest income on tax-exempt assets included in this table was $1.3 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.1 million and $928,000 for the three months ended June 30, 2009 and 2008, respectively.

	June 30, 2009	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.99%	$257,265	$7,441	5.83%	$198,343	$6,548	6.64%
Other residential	6.16	124,135	3,752	6.10	98,467	3,477	7.10
Commercial real estate	6.35	541,523	18,144	6.76	471,571	16,187	6.90
Construction	5.78	568,347	16,640	5.90	693,675	22,858	6.63
Commercial business	5.90	135,557	4,557	6.78	184,271	5,711	6.23
Other loans	7.21	191,862	5,855	6.15	169,490	5,755	6.83
Industrial revenue bonds	6.25	61,994	2,179	7.09	54,577	1,865	6.87

Total loans receivable	6.18	1,880,683	58,568	6.28	1,870,394	62,401	6.71

Investment securities and other interest- earning assets	4.11	839,230	15,953	3.83	487,952	11,603	4.78

Total interest-earning assets	5.53	2,719,913	74,521	5.53	2,358,346	74,004	6.31
Non-interest-earning assets:
Cash and cash equivalents		225,528			71,452
Other non-earning assets		154,860			74,476
Total assets		$3,100,301			$2,504,274

Interest-bearing liabilities:
Interest-bearing demand and savings	1.08	$541,332	2,978	1.11	$557,478	5,473	1.97
Time deposits	2.69	1,521,069	25,996	3.45	1,192,434	26,289	4.43
Total deposits	2.28	2,062,401	28,974	2.83	1,749,912	31,762	3.65
Short-term borrowings and structured repo	1.73	400,105	3,321	1.67	228,728	2,783	2.45
Subordinated debentures issued to capital trust	2.62	30,929	455	2.97	30,929	761	4.95
FHLB advances	2.84	165,491	2,437	2.97	144,462	2,724	3.79

Total interest-bearing liabilities	2.25	2,658,926	35,187	2.67	2,154,031	38,030	3.55
Non-interest-bearing liabilities:
Demand deposits		164,242			150,690
Other liabilities		26,614			11,067
Total liabilities		2,849,782			2,315,788
Stockholders’ equity		250,519			188,486
Total liabilities and stockholders’ equity		$3,100,301			$2,504,274

Net interest income:
Interest rate spread	3.28%		$39,334	2.86%		$35,974	2.76%
Net interest margin*				2.92%			3.07%
Average interest-earning assets to average interest-bearing liabilities		102.3%			109.5%
_____________________
Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $68.3 million and $68.4 million for the six months ended June 30, 2009 and 2008, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $38.7 million and $31.1 million for the six months ended June 30, 2009 and 2008, respectively. Interest income on tax-exempt assets included in this table was $2.6 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.2 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively.

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

	Three Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,102	$1,069	$2,171
Investment securities and other interest-earning assets	(2,507)	4,893	2,386
Total interest-earning assets	(1,405)	5,962	4,557
Interest-bearing liabilities:
Demand deposits	(942)	77	(865)
Time deposits	(3,796)	4,772	976
Total deposits	(4,738)	4,849	111
Short-term borrowings and structured repo	(343)	931	588
Subordinated debentures issued to capital trust	(140)	-	(140)
FHLBank advances	(382)	732	350
Total interest-bearing liabilities	(5,603)	6,512	909
Net interest income	$4,198	$(550)	$3,648

	Six Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,170)	$337	$(3,833)
Investment securities and other interest-earning assets	(2,719)	7,069	4,350
Total interest-earning assets	(6,889)	7,406	517
Interest-bearing liabilities:
Demand deposits	(2,327)	(168)	(2,495)
Time deposits	(6,696)	6,403	(293)
Total deposits	(9,023)	6,235	(2,788)
Short-term borrowings and structured repo	(1,094)	1,632	538
Subordinated debentures issued to capital trust	(306)	-	(306)
FHLBank advances	(653)	366	(287)
Total interest-bearing liabilities	(11,076)	8,233	(2,843)
Net interest income	$4,187	$(827)	$3,360

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2009, the Company had commitments of approximately $13.6 million to fund loan originations, $169.6 million of unused lines of credit and unadvanced loans, and $14.9 million of outstanding letters of credit.

At March 31, 2009, the Company had committed to purchase $4.6 million of federal low income and federal historic tax credits related to the rehabilitation of an historic building for use as apartments. One of the principal developers of this project is a director of the Company. The Company will invest $3.8 million to acquire these credits, which is consistent with pricing the Company has paid to acquire other tax credits from non-related parties. At June 30, 2009, the Company had paid 90% of the investment price to acquire these credits.

At June 30, 2009, the Company had committed to purchase a total of $13.5 million of federal and state low income tax credits related to the construction of houses or apartments as part of two unrelated projects. The Company will invest $9.3 million to acquire these credits.  Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

At June 30, 2009, the Company's total stockholders' equity was $257.4 million, or 7.7% of total assets. At June 30, 2009, common stockholders' equity was $201.6 million, or 6.0% of total assets, equivalent to a book value of $15.06 per common share. Total stockholders’ equity at December 31, 2008, was $234.1 million, or 8.8% of total assets. At December 31, 2008, common stockholders' equity was $178.5 million, or 6.7% of total assets, equivalent to a book value of $13.34 per common share. Common stockholders’ equity increased $23.1 million, or 12.9%, in the six months ended June 30, 2009.

At June 30, 2009, the Company’s tangible common equity to total assets ratio was 5.9% as compared to 6.6% at December 31, 2008, due to increased assets from the FDIC-assisted acquisition and increases in cash equivalents and investments. The Company’s tangible common equity to total risk-weighted assets ratio was 10.0% at June 30, 2009.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2009, the Bank's Tier 1 risk-based capital ratio was 11.86%, total risk-based capital ratio was 13.12% and the Tier 1 leverage ratio was 6.91%. As of June 30, 2009, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Bank has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2009, the Company's Tier 1 risk-based capital ratio was 13.84%, total risk-based capital ratio was 15.09% and the leverage ratio was 8.20%. As of June 30, 2009, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

On December 5, 2008, the Company completed a transaction to participate in the U.S. Treasury's voluntary Capital Purchase Program. The Capital Purchase Program, a part of the Emergency Economic Stabilization Act of 2008, is designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers. The Company received $58.0 million from the U.S. Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share. The amount of preferred shares sold represents approximately 3% of the Company's risk-weighted assets as of September 30, 2008. Through its preferred stock investment, the Treasury will receive a cumulative dividend of 5% per year for the first five years, or $2.9 million per year, and 9% per year thereafter. The preferred shares are callable at 100% of the issue price, subject to consultation by the U.S. Treasury with the Company's primary federal regulator. In addition, for a period of the earlier of three years or until these preferred shares have been redeemed by the Company or divested by the Treasury, the Company has certain limitations on dividends that may be declared on its common or preferred stock and is prohibited from repurchasing shares of its common or other capital stock or any trust preferred securities issued by the Company without the Treasury's consent.

The Company's primary sources of funds are customer deposits, FHLBank advances, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.

At June 30, 2009 (and more recent information as of August 3, 2009), the Company had these available secured lines and on-balance sheet liquidity:

	June 30, 2009	August 3, 2009
Federal Home Loan Bank line	$148.4 million	$148.4 million
Federal Reserve Bank line	$233.5 million	$233.5 million
Interest-Bearing and Non-Interest-Bearing Deposits	$332.2 million	$383.2 million
Unpledged Securities	$33.1 million	$14.0 million

Statements of Cash Flows. During the six months ended June 30, 2009 and 2008, respectively, the Company had positive cash flows from financing activities. The Company experienced positive cash flows from investing activities during the six months ended June 30, 2009, and negative cash flows from investing activities during the six months ended June 30, 2008. The Company experienced negative cash flows from operating activities during the six months ended June 30, 2009, and positive cash flows from operating activities during the six months ended June 30, 2008.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities used cash flows of $1.5 million during the six months ended June 30, 2009, and provided cash flows of $27.0 million during the six months ended June 30, 2008.

During the six months ended June 30, 2009, investing activities provided cash of $182.5 million primarily due to the cash received from the purchase of additional business units and the repayment of loans. During the six months ended June 30, 2008, investing activities used cash of $83.8 million primarily due to the net increase of loans and investment securities in this period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as stock repurchases and dividend payments to stockholders. Financing activities provided $56.3 million during the six months ended June 30, 2009 and $75.9 million during the six months ended June 30, 2008. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the three months ended June 30, 2009, the Company declared a common stock cash dividend of $0.18 per share (which was paid in July 2009), or 95% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2009). During the three months ended June 30, 2008, the Company declared a common stock cash dividend of $0.18 per share (which was paid in July 2008), and paid a common stock cash dividend of $0.18 per share (which was declared in March 2008). During the six months ended June 30, 2009, the Company declared common stock cash dividends of $0.36 per share, or 24% of net income per common diluted share for that six month period, and paid common stock cash dividends of $0.36 per share. During the six months ended June 30, 2008, the Company declared common stock cash dividends of $0.36 per share, and paid common stock cash dividends of $0.36 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

Our participation in the CPP currently precludes us from increasing our common stock cash dividend above $0.18 per share without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, the Company also paid a preferred stock cash dividend of $564,000 on February 17, 2009, and paid a preferred stock cash dividend of $725,000 on May 15, 2009. Quarterly payments of $725,000 will be due for the next five years, as long as the preferred stock is outstanding.  Thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three and six months ended June 30, 2009, the Company did not repurchase any shares of its common stock. During the three and six months ended June 30, 2009, the Company issued 4,762 shares of stock at an average price of $13.68 per share to cover stock option exercises. During the three months ended June 30, 2008, the Company did not repurchase any shares of its common stock and issued 666 shares of stock at an average price of $12.97 per share to cover stock option exercises. During the six months ended June 30, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and issued 1,972 shares of stock at an average price of $13.23 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2009, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is negative. Generally, a rate increase by the FRB (which does not appear likely in the near term based on current economic conditions) would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great

Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. The operating environment has not been normal and interest cost for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures, therefore we expect the net interest margin will continue to be somewhat compressed. However, if rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease as we have redeemed some of our brokered deposits. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at lower interest rates.

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

From time to time, the Company has entered into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $-0- and $(98,000) of ineffectiveness was recorded in income in the non-interest income caption for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, $332,000 and $774,000, respectively, of ineffectiveness was recorded in income in the non-interest income caption. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

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

At June 30, 2009, the notional amount of interest rate swaps outstanding was $-0-. At December 31, 2008, the notional amount of interest rate swaps outstanding was approximately $11.5 million, all of which were in a net settlement receivable position.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2009, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the CPP precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the second quarter of 2009.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2009 – April 30, 2009	---	$	----	---	396,562
May 1, 2009 - May 31, 2009	---	$	----	---	396,562
June 1, 2009 - June 30, 2009	---	$	----	---	396,562
	---	$	----	---

_______________________
(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Common Stockholders

a)	On May 13, 2009, the Company held its Annual Meeting of Stockholders. The results of that meeting are as follows:

1)
There were 13,380,529 shares entitled to vote at said meeting (without reduction for 10% voting limitation in the Company's charter). There were 1,015,765 shares not voted by the owners of those shares.

2)
Thomas J. Carlson received 11,915,301 votes for director and Joseph W. Turner received 12,171,428 votes for director. Votes withheld were 448,224 for Mr. Carlson and 192,097 for Mr. Turner. There were no broker non-votes with respect to this proposal.

3)
The stockholders approved the proposal to ratify the engagement of BKD, LLP as the Company’s Independent Auditor for 2009. The vote was as follows:  For – 12,287,469; Against – 69,508; Abstain – 7,787.  There were no broker non-votes with respect to this proposal.

4)
The results of the advisory (non-binding) vote on executive compensation were as follows:  For – 12,010,550; Against – 315,720; Abstain – 38,494.  There were no broker non-votes with respect to this proposal.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: August 13, 2009	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2009	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                                                Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paolo, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2009 is incorporated herein by reference as Exhibit 2.1.

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

(ii)
The Registrant's Bylaws, previously filed with the Commission (File no. 000-18082) as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on October 23, 2007, is incorporated herein by reference as Exhibit 3.2.

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