Form 10-Q
period 2009-09-30
GREAT SOUTHERN BANCORP INC
filed 2009-11-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2009

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

(417) 887-4400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/     No /  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes/  /   No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer / /	Accelerated filer /X/	Non-accelerated filer / /	Smaller reporting company / /
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,406,303 shares of common stock, par value $.01, outstanding at November 6, 2009.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(Unaudited)
ASSETS
Cash	$362,942	$135,043
Interest-bearing deposits in other financial institutions	189,124	32,877
Cash and cash equivalents	552,066	167,920
Available-for-sale securities	728,598	647,678
Held-to-maturity securities (fair value $16,430 – September 2009;
$1,422 - December 2008)	16,290	1,360
Mortgage loans held for sale	8,557	4,695
Loans receivable, net of allowance for loan losses of
$38,630 – September 2009; $29,163 - December 2008	2,072,443	1,716,996
FDIC indemnification asset	187,359	--
Interest receivable	15,961	13,287
Prepaid expenses and other assets	40,575	14,179
Foreclosed assets held for sale, net	45,616	32,659
Premises and equipment, net	38,272	30,030
Goodwill and other intangible assets	6,443	1,687
Investment in Federal Home Loan Bank stock	14,816	8,333
Current and deferred income taxes	--	21,099
Total Assets	$3,726,996	$2,659,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,740,982	$1,908,028
Securities sold under reverse repurchase agreements with customers	335,990	215,261
Federal Home Loan Bank advances	234,413	120,472
Structured repurchase agreements	53,211	50,000
Short-term borrowings	319	83,368
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	7,630	9,225
Advances from borrowers for taxes and insurance	2,031	334
Accounts payable and accrued expenses	26,532	8,219
Current and deferred income taxes	8,699	--
Total Liabilities	3,440,736	2,425,836
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2009 and
December 2008 – 58,000 shares	55,905	55,580
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2009 - 13,398,385 shares;
December 2008 - 13,380,969 shares	134	134
Stock warrants; September 2009 and December 2008 – 909,091 shares	2,452	2,452
Additional paid-in capital	20,074	19,811
Retained earnings	196,685	156,247
Accumulated other comprehensive income (loss)	11,010	(137)
Total Stockholders' Equity	286,260	234,087
Total Liabilities and Stockholders' Equity	$3,726,996	$2,659,923
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008
INTEREST INCOME	(Unaudited)
Loans	$31,346	$28,992
Investment securities and other	8,340	6,032
TOTAL INTEREST INCOME	39,686	35,024
INTEREST EXPENSE
Deposits	12,641	13,708
Federal Home Loan Bank advances	1,452	1,140
Short-term borrowings and repurchase agreements	1,647	1,473
Subordinated debentures issued to capital trust	171	336
TOTAL INTEREST EXPENSE	15,911	16,657
NET INTEREST INCOME	23,775	18,367
PROVISION FOR LOAN LOSSES	16,500	4,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,275	13,867

NON-INTEREST INCOME
Commissions	1,596	1,964
Service charges and ATM fees	4,730	4,067
Net realized gains on sales of loans	729	369
Net realized gains (losses) on sales and impairments of
available-for-sale securities	1,966	(5,293)
Late charges and fees on loans	202	259
Change in interest rate swap fair value net of change in hedged deposit fair value	--	32
Initial gain recognized on business acquisition	45,919	--
Accretion of income related to business acquisitions	1,367	--
Other income	496	391
TOTAL NON-INTEREST INCOME	57,005	1,789

NON-INTEREST EXPENSE
Salaries and employee benefits	11,077	7,561
Net occupancy and equipment expense	3,509	2,027
Postage	755	558
Insurance	1,041	542
Advertising	365	247
Office supplies and printing	318	209
Telephone	512	320
Legal, audit and other professional fees	850	515
Expense on foreclosed assets	2,935	1,868
Other operating expenses	1,295	803
TOTAL NON-INTEREST EXPENSE	22,657	14,650

INCOME BEFORE INCOME TAXES	41,623	1,006

PROVISION FOR INCOME TAXES	14,058	182

NET INCOME	27,565	824
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	851	--
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,714	$824
BASIC EARNINGS PER COMMON SHARE	$1.99	$.06
DILUTED EARNINGS PER COMMON SHARE	$1.91	$.06
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
	(Unaudited)
INTEREST INCOME
Loans	$89,913	$91,393
Investment securities and other	24,292	17,635
TOTAL INTEREST INCOME	114,205	109,028
INTEREST EXPENSE
Deposits	41,655	45,471
Federal Home Loan Bank advances	3,890	3,864
Short-term borrowings and repurchase agreements	4,953	4,255
Subordinated debentures issued to capital trust	626	1,097
TOTAL INTEREST EXPENSE	51,124	54,687
NET INTEREST INCOME	63,081	54,341
PROVISION FOR LOAN LOSSES	28,300	47,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,781	7,141

NON-INTEREST INCOME
Commissions	5,209	7,036
Service charges and ATM fees	12,671	11,603
Net realized gains on sales of loans	2,070	1,127
Net realized gains (losses) on sales and impairments of available-for-sale securities	(1,843)	(5,286)
Late charges and fees on loans	512	632
Change in interest rate swap fair value net of change in hedged deposit fair value	1,184	5,287
Initial gain recognized on business acquisitions	74,757	--
Accretion of income related to business acquisitions	2,733	--
Other income	766	1,437
TOTAL NON-INTEREST INCOME	98,059	21,836

NON-INTEREST EXPENSE
Salaries and employee benefits	29,129	23,807
Net occupancy and equipment expense	9,004	6,212
Postage	1,997	1,690
Insurance	4,567	1,662
Advertising	1,005	866
Office supplies and printing	795	654
Telephone	1,309	1,052
Legal, audit and other professional fees	2,187	1,236
Expense on foreclosed assets	4,285	2,484
Other operating expenses	3,002	2,661
TOTAL NON-INTEREST EXPENSE	57,280	42,324

INCOME (LOSS) BEFORE INCOME TAXES	75,560	(13,347)

PROVISION (CREDIT) FOR INCOME TAXES	25,600	(5,350)

NET INCOME (LOSS)	49,960	(7,997)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,516	--
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$47,444	$(7,997)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$3.54	$(.60)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$3.43	$(.60)
DIVIDENDS DECLARED PER COMMON SHARE	$.54	$.54
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$49,960	$(7,997)
Proceeds from sales of loans held for sale	128,670	75,665
Originations of loans held for sale	(135,057)	(68,236)
Items not requiring (providing) cash:
Depreciation	1,999	1,833
Amortization	489	293
Provision for loan losses	28,300	47,200
Net gains on loan sales	(2,070)	(1,127)
Net losses on sale or impairment of available-for-sale investment securities	1,843	5,286
Net gains on sale of premises and equipment	(22)	(175)
Loss on sale of foreclosed assets	2,982	1,235
Gain on purchase of additional business units	(74,757)	--
Amortization of deferred income, premiums and discounts	1,206	(1,647)
Change in interest rate swap fair value net of change in
hedged deposit fair value	(1,184)	(5,287)
Deferred income taxes	16,747	(4,227)
Changes in:
Interest receivable	1,537	3,338
Prepaid expenses and other assets	7,176	(6,177)
Accounts payable and accrued expenses	13,874	2,852
Income taxes refundable/payable	6,989	(5,551)
Net cash provided by operating activities	48,682	37,278
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	81,131	(21,549)
Purchase of loans	(15,832)	(3,506)
Proceeds from sale of student loans	8,071	634
Cash received from purchase of additional business units	261,911	--
Purchase of premises and equipment	(10,223)	(3,992)
Proceeds from sale of premises and equipment	178	413
Proceeds from sale of foreclosed assets	8,911	8,065
Capitalized costs on foreclosed assets	(404)	(394)
Proceeds from sales of available-for-sale investment securities	110,418	85,242
Proceeds from maturing available-for-sale investment securities	--	21,000
Proceeds from maturing held-to-maturity investment securities	70	60
Proceeds from called investment securities	61,225	120,500
Principal reductions on mortgage-backed securities	133,977	48,937
Purchase of available-for-sale securities	(213,522)	(371,034)
Purchase of held-to-maturity securities	(40,000)	--
Redemption of Federal Home Loan Bank stock	3,331	5,109
Net cash provided by (used in) investing activities	389,242	(110,515)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(120,717)	205,078
Net increase (decrease) in checking and savings deposits	92,021	(106,985)
Proceeds from Federal Home Loan Bank advances	--	503,000
Repayments of Federal Home Loan Bank advances	(40,794)	(594,020)
Net increase in short-term borrowings and structured repo	23,806	115,072
Advances from borrowers for taxes and insurance	660	854
Stock repurchase	--	(408)
Dividends paid	(9,240)	(7,227)
Stock options exercised	486	376
Net cash provided by (used in) financing activities	(53,778)	115,740
INCREASE IN CASH AND CASH EQUIVALENTS	384,146	42,503
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,920	80,525
CASH AND CASH EQUIVALENTS, END OF PERIOD	$552,066	$123,028
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2008, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

For the three months ended September 30, 2009, the travel, insurance and investment divisions reported gross revenues of $1.2 million, $390,000 and $62,000, respectively, and net income (loss) of $(119,000), $44,000 and $3,000, respectively. For the three months ended September 30, 2008, the travel, insurance and investment divisions reported gross revenues of $1.3 million, $377,000 and $264,000, respectively, and net income (loss) of $(110,000), $39,000 and $115,000, respectively.

For the nine months ended September 30, 2009, the travel, insurance and investment divisions reported gross revenues of $4.0 million, $1.1 million and $225,000, respectively, and net income (loss) of $(28,000), $144,000 and $56,000, respectively. For the nine months ended September 30, 2008, the travel, insurance and investment divisions reported gross revenues of $5.0 million, $1.1 million and $1.0 million, respectively, and net income of $77,000, $129,000 and $259,000, respectively.

The decrease in gross revenues in the investment division for the three and nine months ended September 30, 2009, was a result of the alliance formed with Ameriprise Financial Services through Penney, Murray and Associates. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income. Thus, non-interest expense related to the investment services division is also reduced. The decrease in gross revenues in the travel division for the three and nine months ended September 30, 2009, was a result of customers reducing their travel in light of current economic conditions.

NOTE 3: COMPREHENSIVE INCOME

The FASB’s Accounting Standards Codification (“FASB ASC”) Topic 220 (Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income) requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,
	2009	2008
	(In thousands)

Net income	$27,565	$824
Unrealized holding gains (losses), net of income taxes	5,498	(5,274)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	1,278	(3,440)
	4,220	(1,834)
Comprehensive income (loss)	$31,785	$(1,010)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

Net income (loss)	$49,960	$(7,997)
Unrealized holding gains (losses), net of income taxes	9,949	(9,270)
Less: reclassification adjustment for gains (losses) included in net income, net of income taxes	(1,198)	(3,436)
	11,147	(5,834)
Comprehensive income (loss)	$61,107	$(13,831)

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (FASB ASU 2009-05).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more specified valuation techniques.  The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This new guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments (FASB ASU 2009-04).  This guidance amends Section 480-10-S99, Distinguishing Liabilities from Equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification (“FASB ASC”) will be the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 is effective for the Company’s interim and annual financial statements for periods ending after September 15, 2009.  Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations. Technical references to GAAP included in these Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically when first used.

In June 2009, the FASB issued an Exposure Draft of a proposed guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses. The purpose of the proposed guidance is to improve the quality of financial reporting by providing disclosure information that allows financial statement users to understand the nature of credit risk inherent in the creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. To achieve this objective, this guidance would require disclosure of a creditor’s accounting policies for estimating the allowance for credit losses, qualitative and quantitative information about the credit risk inherent in its financing receivables portfolio, the methods used in determining the components of the allowance for credit losses, and quantitative disaggregated information about the change in receivables and the related allowance for credit losses. If approved as written, this proposed guidance would be effective beginning with the first interim or annual reporting period ending after December 15, 2009.

In June 2009, the FASB issued guidance impacting FASB ASC 860 (SFAS No. 166, Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140). The guidance amends FASB ASC 860 (SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), to enhance reporting about transfers of financial assets, including securitizations and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance will be effective for the Company January 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance impacting FASB ASC 810 (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The guidance will be effective for the Company January 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In June 2009, the SEC issued SAB No. 112. This SAB amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, specifically, amendments to FASB ASC 815 and FASB ASC 810.

In May 2009, the FASB issued proposed guidance impacting FASB ASC 829 (FASB Staff Position No. 157-f, Measuring Liabilities under FASB Statement No. 157). This proposed guidance would clarify the principles in FASB ASC 820 on the measurement of liabilities. This guidance, if adopted as it is currently written, will be effective for the first reporting period (including interim periods) beginning after issuance. In the period of adoption, entities must disclose any change in valuation technique resulting from the application of this guidance, and quantify its effect, if practicable. The FASB continues to deliberate this proposed guidance at this time.

In May 2009, the FASB issued guidance impacting FASB ASC 855 (SFAS No. 165, Subsequent Events). The guidance sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The guidance sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance. The guidance also defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted by the Company at June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance impacting FASB ASC 820 (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This guidance provides additional guidance for estimating fair value in accordance with FASB ASC 829 (SFAS No. 157, Fair Value Measurements), when the volume and level of activity for the asset or liability have significantly decreased. The new guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the guidance requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. The guidance was effective for the Company’s financial statements for the three months ended June 30, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance impacting FASB ASC 320 (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance also requires expanded disclosures. The new guidance was effective for the Company’s financial statements for the three months ended June 30, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In conjunction with the issuance of the guidance impacting FASB ASC 320 discussed in the paragraph above, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111. This SAB amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (Topic 5.M.) as well as FASB ASC 320. This SAB maintains the SEC’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope.

In April 2009, the FASB issued guidance impacting FASB ASC 825 (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends guidance in FASB ASC 825 (SFAS No. 107, Disclosures about Fair Value of Financial Instruments), to require expanded disclosures for all financial instruments that are not measured at fair value through earnings as defined by FASB ASC 825 in interim periods, as well as in annual periods. The disclosures required by the new guidance were effective for the Company’s financial statements for the three months ended June 30, 2009, and are included in Note 11 to the Consolidated Financial Statements.

In April 2009, the FASB issued guidance impacting FASB ASC 805-20-25 (FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies).  This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance was effective for the Company for business combinations entered into on or after January 1, 2009.

In January 2009, the FASB issued guidance impacting FASB ASC 325 (FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue 99-20).  This guidance amends the guidance on recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets.  It also retains and emphasizes the objectives of an other-than-temporary impairment assessment and the related disclosure requirements in FASB ASC 320 (FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities).  This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively.

In June 2008, the FASB issued an Exposure Draft of proposed guidance on disclosure of certain loss contingencies. This guidance would amend FASB ASC 450 (SFAS No. 5, Accounting for Contingencies) and FASB ASC 805 (SFAS 141(R)).  The purpose of the proposed guidance is to improve the quality of financial reporting by expanding disclosures required about certain loss contingencies. Investors and other users of financial information have expressed concerns that current disclosures required in FASB ASC 450 do not provide sufficient information in a timely manner to assist users of financial statements in assessing the likelihood, timing, and amount of future cash flows associated with loss contingencies. If approved as written, this proposed guidance would expand disclosures about certain loss contingencies in the scope of FASB ASC 450 or FASB ASC 805 and would have been effective for fiscal years ending after December 15, 2008, and interim and annual periods in subsequent fiscal years. The FASB continues to deliberate this proposed guidance at this time.

In June 2008, the FASB issued an Exposure Draft of proposed guidance on accounting for hedging activities. The proposed guidance would amend FASB ASC 815.  The purpose of the proposed guidance is to simplify hedge accounting resulting in increased comparability of financial results for entities that apply hedge accounting. Specifically, the proposed statement would eliminate the multiple methods of hedge accounting currently being used for the same transaction. It also would require an entity to designate all risks as the hedged risk (with certain exceptions) in the hedged item or transaction, thus better reflecting the economics of such items and transactions in the financial statements. Additional objectives of the proposed Statement are to: simplify accounting for hedging activities; improve the financial reporting of hedging activities to make the accounting model and associated disclosures more useful and easier to understand for users of financial statements; resolve major practice issues related to hedge accounting that have arisen under Statement 133, Accounting for Derivative Instruments and Hedging Activities; and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. The FASB has received comments regarding this Exposure Draft and has determined to include this proposed standard under a new financial instruments project which FASB has commenced at this time.

In March 2008, the FASB issued guidance impacting FASB ASC 815 (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133).This new guidance requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under the new guidance, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009. The adoption of the guidance did not have a material effect on the Company’s financial position or results of operations. For information about the Company’s derivative financial instruments, see Note 5 to the Consolidated Financial Statements.

In December 2007, the FASB issued new guidance impacting FASB ASC 805 (SFAS No. 141 (revised), Business Combinations).  FASB ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for business combinations, but broadens the scope of the original guidance and contains improvements to the application of this method. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. FASB ASC 805 applies to business combinations occurring after January 1, 2009. The Company adopted this guidance on January 1, 2009, and applied it with regard to its March 20, 2009 and September 4, 2009, FDIC-assisted transactions described in Note 12 to the Consolidated Financial Statements.

In December 2007, the FASB issued guidance impacting FASB ASC 810 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51), which requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. The new guidance in FASB ASC 810 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. The new guidance in FASB ASC 810 was adopted by the Company on January 1, 2009. Based on its current activities, the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company has used derivative financial instruments (primarily interest rate swaps) to assist in its interest rate risk management. In accordance with FASB ASC 815, all derivatives are measured and reported at fair value on the Company's consolidated statement of financial condition as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under FASB ASC 815 are also reported currently in earnings in noninterest income.

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

At September 30, 2009, the notional amount of interest rate swaps outstanding was $-0-. At December 31, 2008, the notional amount of interest rate swaps outstanding was approximately $11.5 million, all of which were in a net settlement receivable position. At December 31, 2008, the Company's fair value hedges included interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR. At December 31, 2008, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material. The net gains recognized in earnings on fair value hedges were $-0- and $32,000 for the three months ended September 30, 2009 and 2008, respectively, and were $1.2 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively.

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

NOTE 7: INVESTMENT SECURITIES

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$16,809	$31	$-	$16,840	3.84%
Collateralized mortgage obligations	55,000	1,128	1,035	55,093	4.86
Mortgage-backed securities	574,488	16,156	22	590,622	4.63
Corporate bonds	49	--	--	49	84.86
States and political subdivisions	63,939	1,348	1,310	63,977	6.15
Equity securities	1,374	643	--	2,017	-
Total available-for-sale securities	$711,659	$19,306	$2,367	$728,598	4.76%

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$-	$-	$15,000	6.00%
States and political subdivisions	1,290	140	-	1,430	7.50
Total held-to-maturity securities	$16,290	$140	$-	$16,430	7.98%

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE -FOR-SALE SECURITIES:
U.S. government agencies	$34,968	$32	$244	$34,756	6.41%
Collateralized mortgage obligations	73,976	585	2,647	71,914	5.33
Mortgage-backed securities	480,349	6,029	1,182	485,196	5.08
Corporate bonds	1,500	-	295	1,205	8.50
States and political subdivisions	55,545	107	2,549	53,103	6.18
Equity securities	1,552	-	48	1,504	1.48
Total available-for-sale securities	$647,890	$6,753	$6,965	$647,678	5.27%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360	$62	$-	$1,422	7.49%
Total held-to-maturity securities	$1,360	$62	$-	$1,422	7.49%

The amortized cost and fair value of available-for-sale securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$498	$499
After one through five years	6,807	6,879
After five through ten years	19,316	19,490
After ten years	54,176	53,998
Securities not due on a single maturity date	629,488	645,715
Equity securities	1,374	2,017

	$711,659	$728,598

The held-to-maturity securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$—	$—
After five through ten years	1,190	1,327
After ten years	15,100	15,103

	$16,290	$16,430

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2009 and December 31, 2008, respectively, was approximately $20,124,000 and $222,228,000, which is approximately 2.7% and 34.2% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at September 30, 2009, except as noted below.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. During the three months ended March 31, 2009, an other-than-temporary impairment loss of $4.0 million was recognized in the Company’s statement of operations. During the three months ended September 30, 2009, an other-than-temporary impairment loss of $277,000 was recognized in the Company’s statement of operations.  During the three months ended September 30, 2008, an other-than-temporary impairment loss of $5.3 million was recognized in the Company's statement of operations.

Gross gains of $3.3 million and $62,000 and gross losses of $1.1 million and $24,000 resulting from sales of available-for-sale securities were realized for the three months ended September 30, 2009 and 2008, respectively.  Gross gains of $3.7 million and $1.0 million and gross losses of $1.2 million and $964,000 resulting from sales of available-for-sale securities were realized for the nine months ended September 30, 2009 and 2008, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Mortgage-backed securities	$3,703	$(20)	$—	—	$3,703	$(20)
Collateralized mortgage obligations	4,631	(817)	2,492	(219)	7,123	(1,036)
State and political subdivisions	725	(2)	8,573	(1,309)	9,298	(1,311)
Corporate bonds	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

	$9,059	$(839)	$11,065	$(1,528)	$20,124	$(2,367)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$29,756	$(244)	$—	$—	$29,756	$(244)
Mortgage-backed securities	129,048	(1,010)	8,479	(172)	137,527	(1,182)
Collateralized mortgage obligations	3,609	(232)	10,063	(2,415)	13,672	(2,647)
State and political subdivisions	37,491	(1,739)	2,124	(810)	39,615	(2,549)
Corporate bonds	440	(60)	766	(235)	1,206	(295)
Equity securities	—	—	452	(48)	452	(48)

	$200,344	$(3,285)	$21,884	$(3,680)	$222,228	$(6,965)

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30, 2009	December 31, 2008
	(In Thousands)
One-to four-family residential mortgage loans	$236,025	$222,100
Other residential mortgage loans	117,413	127,122
Commercial real estate loans	547,200	477,551
Other commercial loans	138,599	139,591
Industrial revenue bonds	61,129	59,413
Construction loans	464,945	604,965
Installment, education and other loans	176,654	177,480
Prepaid dealer premium	13,277	13,917
FDIC-supported loans, net of discounts (TeamBank)	182,435	--
FDIC-supported loans, net of discounts (Vantus Bank)	241,436	--
Discounts on loans purchased	(4)	(4)
Undisbursed portion of loans in process	(66,148)	(73,855)
Allowance for loan losses	(38,630)	(29,163)
Deferred loan fees and gains, net	(1,888)	(2,121)
	$2,072,443	$1,716,996
Weighted average interest rate	6.27%	6.35%

NOTE 9: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa. The loss sharing agreement covers realized losses on loans and foreclosed real estate. Under this agreement, the FDIC will reimburse Great Southern Bank for 80% of the first $102 million in realized losses. The FDIC will reimburse Great Southern Bank 95% on realized losses that exceed $102 million. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed real estate acquired at the time of acquisition and is detailed below.  No material amounts were billed to the FDIC under the terms of the loss share agreement through September 30, 2009.

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits (excluding brokered deposits) and acquire certain assets of

TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas. The loss sharing agreement covers realized losses on loans and foreclosed real estate. Under this agreement, the FDIC will reimburse Great Southern Bank for 80% of the first $115 million in realized losses. The FDIC will reimburse Great Southern Bank 95% on realized losses that exceed $115 million. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed real estate acquired at the time of acquisition and is detailed below.

At the time of these acquisitions, the Company determined the fair value of the loan portfolios based on several assumptions. Factors considered in the valuations were projected cash flows for the loans, type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan was amortizing. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. Great Southern management also estimated the amount of credit losses that was expected to be realized for the loan portfolios. The discounted cash flow approach was used to value each pool of loans. For non-performing loans, fair value was estimated by calculating the present value of the recoverable cash flows using a discount rate based on comparable corporate bond rates. This valuation of the acquired loans is a significant component leading to the valuation of the loss sharing assets recorded.

The loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should Great Southern choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool (as discussed above) and the loss sharing percentages outlined in the Purchase and Assumption Agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The loss sharing asset is also separately measured from the related foreclosed real estate.

The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at September 30, 2009 and September 4, 2009 (the transaction date). At September 30, 2009, the Company concluded that there had been no material changes in the assumptions utilized to determine the fair value of loans, foreclosed assets and the FDIC indemnification asset. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on September 4, 2009. Gross loan balances (due from the borrower) were reduced approximately $13.3 million since the transaction date through repayments by the borrower or charge-downs to customer loan balances.

	September 30, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$318,273	$6,127
Non-credit premium/(discount), net of activity since acquisition date	(2,623)	--
Original estimated fair value of assets, net of activity since acquisition date	(241,436)	(2,127)

Anticipated realized loss remaining	74,214	4,000
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	59,371	3,200
Accretable discount on FDIC indemnification asset	(6,383)	(109)
FDIC indemnification asset	$52,988	$3,091

	September 4, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination	$331,551	$6,249
Non-credit premium/(discount)	(2,623)	--
Estimated fair value of assets	(247,049)	(2,249)

Anticipated realized loss	81,879	4,000
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	65,503	3,200
Accretable discount on FDIC indemnification asset	(6,383)	(109)
FDIC indemnification asset	$59,120	$3,091

The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at September 30, 2009 and March 20, 2009 (the transaction date). At September 30, 2009, the Company concluded that there had been no material changes in the assumptions utilized to determine the fair value of loans, foreclosed assets and the FDIC indemnification asset. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on March 20, 2009. Gross loan balances (due from the borrower) were reduced approximately $72.3 million since the transaction date through repayments by the borrower or charge-downs to customer loan balances.

	September 30, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$363,524	$3,213
Non-credit premium/(discount), net of activity since acquisition date	(6,568)	--
Original estimated fair value of assets, net of activity since acquisition date	(182,434)	(2,357)

Anticipated realized loss remaining	174,522	856
Assumed loss sharing recovery percentage	89%	80%

Estimated loss sharing value	155,268	685
Accretable discount on FDIC indemnification asset	(24,629)	(43)
FDIC indemnification asset	$130,639	$642

	March 20, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination	$435,782	$5,742
Non-credit premium/(discount)	(7,279)	--
Estimated fair value of assets	(222,787)	(2,871)

Anticipated realized loss	205,716	2,871
Assumed loss sharing recovery percentage	87%	80%

Estimated loss sharing value	178,611	2,297
Accretable discount on FDIC indemnification asset	(27,282)	(48)
FDIC indemnification asset	$151,329	$2,249

NOTE 10: DEPOSITS

	September 30, 2009	December 31, 2008
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$632,957	$38,987
2.00% - 2.99%	633,371	205,426
3.00% - 3.99%	246,778	446,799
4.00% - 4.99%	265,245	646,458
5.00% - 5.99%	14,688	42,847
6.00% - 6.99%	626	869
7.00% and above	218	186
Total time deposits (2.55% - 3.67%)	1,793,883	1,381,572
Non-interest-bearing demand deposits	315,377	138,701
Interest-bearing demand and savings deposits (0.93% - 1.18%)	631,722	386,540
	2,740,982	1,906,813
Brokered deposit fair value adjustment	--	1,215
Total Deposits	$2,740,982	$1,908,028

NOTE 11: FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted new guidance impacting ASC 820 (SFAS No. 157, Fair Value Measurements), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance has been applied prospectively as of the beginning of this fiscal year. The adoption of this guidance did not have an impact on our financial statements except for the expanded disclosures noted below.

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

The following is a description of valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency mortgage-backed securities, collateralized mortgage obligations, state and municipal bonds, corporate bonds and equity securities. There were no securities included in the category of Recurring Level 3 securities at September 30, 2009.

		Fair value measurements at September 30, 2009, using
	Fair value September 30,	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
U. S. government agencies	$16,840	$-	$16,840	$-
Collateralized mortgage obligations	55,093	-	55,093	-
Mortgage-backed securities	590,622	-	590,622	-
Corporate bonds	49	-	49	-
States and political subdivisions	63,977	-	63,977	-
Equity securities	2,017	559	1,458	-
Total available-for-sale securities	$728,598	$559	$728,039	$-

The following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information. One non-U.S. government agency collateralized mortgage obligation totaling $2.3 million and three corporate debt securities (pools of bank trust preferred issues) totaling $411,000 were reclassified from Level 3 to Level 2 due to the availability of third-party vendor valuations that were heavily influenced by observable inputs – either quoted prices for similar securities or other inputs which provide a reasonable basis for the fair value determination.

Investment Securities
(In thousands)
Balance, July 1, 2009	$2,678
Transfer from Level 3 to Level 2	(2,355)
Realized loss included in non-interest income	(267)
Unrealized loss included in comprehensive income	(56)
Balance, September 30, 2009	$-0-

Investment Securities
(In thousands)
Balance, January 1, 2009	$445
Transfer from Level 3 to Level 2	(29)
Realized loss included in non-interest income	(471)
Unrealized gain included in comprehensive income	55
Balance, September 30, 2009	$-0-

Interest Rate Swap Agreements. During the three months ended March 31, 2009, the Company’s few remaining interest rate swaps were terminated at par by the interest rate swap counterparties, as was their option under the terms of the interest rate swap agreements.

The following is a description of valuation methodologies used for financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009.

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

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310 (SFAS No. 114) is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. In addition, management may apply selling and other discounts to the underlying collateral value to determine the fair value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. In accordance with the provisions of FASB ASC 310 (SFAS No. 114), impaired loans with a carrying value of $53.9 million, with an associated valuation reserve of $6.2 million, were recorded at their fair value of $47.7 million at September 30, 2009. Losses of $12.7 million and $3.4 million related to impaired loans were recognized in earnings through the provision for loan losses during the three months ended September 30, 2009 and 2008, respectively.  Losses of $21.5 million and $47.2 million related to impaired loans were recognized in earnings through the provision for loan losses during the nine months ended September 30, 2009 and 2008, respectively.

		Fair Value Measurements Using
	Fair Value September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$8,557	$	---	$8,557	$	---
Impaired loans	47,750		---	---		47,750

The following is a description of valuation methodologies used for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009.

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

		Fair Value Measurements Using
	Fair Value September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Foreclosed assets held for sale	$45,616	$	---	$	---	$45,616

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

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$552,066	$552,066	$167,920	$167,920
Available-for-sale securities	728,598	728,598	647,678	647,678
Held-to-maturity securities	16,290	16,430	1,360	1,422
Mortgage loans held for sale	8,557	8,557	4,695	4,695
Loans, net of allowance for loan losses	2,072,443	2,102,491	1,716,996	1,732,758
Accrued interest receivable	15,961	15,961	13,287	13,287
Investment in FHLB stock	14,816	14,816	8,333	8,333
Interest rate swaps	-	-	31	31

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	$2,740,982	$2,746,321	$1,908,028	$1,929,149
FHLB advances	234,413	239,324	120,472	123,895
Short-term borrowings	336,309	336,309	298,629	298,629
Structured repurchase agreements	53,211	58,839	50,000	56,674
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	7,630	7,630	9,225	9,225
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	-	-	—	—
Letters of credit	44	44	45	45
Lines of credit	-	-	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2009.

FDIC indemnification asset: As part of the Purchase and Assumption Agreements, Great Southern and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse Great Southern for 80% of the first $115 million in realized losses. The FDIC will reimburse Great Southern 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should Great Southern choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At September 30, 2009, the carrying value of the FDIC indemnification asset was $131.3 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Company will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss share agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis on a quarterly basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss share agreement on a quarterly basis in order to estimate the fair value of the FDIC indemnification asset.

Under the second agreement (Vantus Bank), the FDIC will reimburse Great Southern for 80% of the first $102 million in realized losses. The FDIC will reimburse Great Southern 95% on realized losses that exceed $102 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should Great Southern choose to dispose of them. Fair value at the acquisition date (September 4, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At September 30, 2009, the carrying value of the FDIC indemnification asset was $56.1 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Company will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss share agreement. While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis on a quarterly basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss share agreement on a quarterly basis in order to estimate the fair value of the FDIC indemnification asset.

NOTE 12: ACQUISITIONS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and ORE purchased in the TeamBank transaction are covered by a loss share agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse Great Southern Bank for 95% of the losses.  The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $153.6 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $28.8 million, which was included in Non-Interest Income in the Company's Consolidated Statement of Operations for the three months ended March 31, 2009, and the nine months ended September 30, 2009. The Company has agreed to buy all primary banking center buildings available for purchase from the FDIC, except the Lee’s Summit, Missouri's, office, which was closed on July 17, 2009. Acquisition costs of the buildings are based on current appraisals. The Company provided significant details about this transaction in its Current Report on Form 8-K/A filed on June 5, 2009.  The Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company expects to finalize its analysis of these assets and, therefore, adjustments to the recorded carrying values may occur.

Since the March acquisition, customer deposits have remained stable with a retention rate of approximately 96% through September 30, 2009. At the end of business on July 24, 2009, the Company merged the former TeamBank operational systems into Great Southern’s systems. This conversion allows all Great Southern and former TeamBank customers to conduct business and have access to consistent products and services at all banking centers throughout the Great Southern franchise. Back office support functions were consolidated during the third quarter of 2009, so anticipated operational efficiencies should begin to be realized in future periods.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa that had failed and been placed in receivership with the FDIC.  The acquisition consisted of assets with a fair value of approximately $294.2 million, including $247.0 million of loans, $23.1 million of investment securities, $12.8 million of cash and cash equivalents, $2.2 million of foreclosed assets and $5.9 million of FHLB stock. Liabilities with a fair value of $444.0 million were also assumed, including $352.7 million of deposits, $74.6 million of FHLB advances, $10.0 million of borrowings from the Federal Reserve Bank and $3.2 million of repurchase agreements with a commercial bank.  A customer-related core deposit intangible asset of $2.2 million was also recorded.  In addition to the excess of liabilities over assets, the Bank received approximately $131.3 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC.

The loans, commitments and ORE purchased in the Vantus Bank transaction are covered by a loss share agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse Great Southern Bank for 95% of the losses. The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $62.2 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in an initial gain of $45.9 million, which was included in Non-Interest Income in the Company's Consolidated Statement of Operations for the three and nine months ended September 30, 2009. The Company anticipates buying all primary banking center buildings available for purchase from the FDIC. Acquisition costs of the buildings will be based on current appraisals. The Company provided significant details about this transaction in its Current Report on Form 8-K/A filed on or about November 9, 2009. Because of the short time period between the September 4, 2009 closing of the transaction and the end of the Company's fiscal quarter on September 30, 2009, the Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company expects to finalize its analysis of these assets and, therefore, adjustments to the recorded carrying values may occur.

This particular transaction was attractive to us for a variety of reasons, including:  the ability to expand into non-overlapping yet complementary markets; the attractiveness of immediate core deposit growth with low cost of funds; and the opportunities to enhance income and efficiency due to duplication of effort and decentralized processes.  Since the September 4, 2009 acquisition, customer deposits have remained stable with a retention rate of approximately 96% through September 30, 2009. At the end of business on December 11, 2009, the Company plans to merge the former Vantus Bank operational systems into Great Southern’s systems. This conversion will allow all Great Southern and former Vantus Bank customers to conduct business and have access to consistent products and services at all banking centers throughout the Great Southern franchise. Shortly after the systems conversion, back office support functions will be consolidated, so anticipated operational efficiencies should start to be realized beginning in the first quarter of 2010.

AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  SOP 03-3 prohibits carrying over or creating an allowance for loan losses upon initial recognition.  The carrying amount of covered assets (related to the Vantus Bank transaction) at September 4, 2009 (the acquisition date), consisted of loans accounted for in accordance with SOP 03-3, loans not subject to SOP 03-3 (“Non SOP 03-3 loans”) and other assets as shown in the following table:

	SOP 03-3 Loans	Non SOP 03-3 Loans	Other	Total
Loans	$17,006	$230,043	$-	$247,049
Foreclosed assets	-	-	2,249	2,249
Estimated loss reimbursement from the FDIC	-	-	62,211	62,211
Total covered assets	$17,006	$230,043	$64,460	$311,509

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all SOP 03-3 loans acquired in the acquisition were $41.8 million, the cash flows expected to be collected were $19.5 million including interest, and the estimated fair value of the loans were $17.0 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At September 4, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.  There was no allowance for credit losses related to these SOP 03-3 loans at September 4, 2009.  Because of the short time period between the closing of the transaction and September 30, 2009, certain amounts related to the SOP 03-3 loans are preliminary estimates and changes in the carrying amount and accretable yield for SOP 03-3 loans from the acquisition date and September 30, 2009 were not material.  The Company expects to finalize its analysis of these loans and, therefore, adjustments to the estimated amounts may occur.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all Non SOP 03-3 loans acquired in the acquisition were $289.7 million, of which $58.1 million of cash flows were not expected to be collected, and the estimated fair value of the loans were $230.0 million.

NOTE 13: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 9, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Company considers that the determination of the initial fair value of loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions and the initial fair value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best estimate of the amounts to be realized on each of these assets. The Company determined current fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805 (SFAS No. 141(R), Business Combinations). However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss-sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss-sharing support from the FDIC.

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

In the nine months ended September 30, 2009, Great Southern's net loans increased $355.4 million, or 20.7%, from $1.72 billion at December 31, 2008, to $2.07 billion at September 30, 2009. The Company added $182.4 million of loans, net of significant discounts, due to its FDIC-assisted acquisition of certain TeamBank loans and other assets and added $241.4 million of loans, net of significant discounts, due to its FDIC-assisted acquisition of certain Vantus Bank loans and other assets. The pre-acquisition loan portfolio decreased by approximately $68.4 million. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time. However, some loan categories have experienced increases beyond the additions from the TeamBank and Vantus Bank transactions. The main loan areas experiencing increases in the first nine months of 2009 were commercial real estate loans and one- to four-family real estate loans, partially offset by significantly lower balances in construction loans and slightly lower balances in multi-family residential loans. In the nine months ended September 30, 2009, outstanding residential and commercial construction loan balances decreased $129.6 million (excluding loans covered by loss-sharing agreements with the FDIC), to $414.2 million at September 30, 2009. In addition, the undisbursed portion of construction and land development loans decreased $23.2 million from $73.9 million at December 31, 2008, to $50.7 million at September 30, 2009. Much of these changes relates to construction loans for which the projects have been completed and the loan has moved to permanent financing, thereby reducing construction loans and increasing commercial real estate loans.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we have not had an overall high level of charge-offs on our non-performing loans prior to 2008, we generally do not accrue interest income on these loans and do not recognize interest income until the loan is repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect loan loss provisions, non-performing assets and foreclosed assets to remain elevated.  In addition, expenses related to the credit resolution process should also remain elevated.

In the nine months ended September 30, 2009, Great Southern's available-for-sale securities increased $80.9 million, or 12.5%, from $647.7 million at December 31, 2008, to $728.6 million at September 30, 2009. The Company added $111.8 million and $23.1 million of investment securities due to its FDIC-assisted acquisitions of certain investments and other assets of TeamBank and Vantus Bank, respectively. The vast majority of these securities that were added are agency mortgage-backed securities and agency collateralized mortgage obligations. This increase was partially offset by a $34.8 million reduction in the Company’s U. S. government agency securities which were redeemed by the issuer.

In addition, Great Southern had cash and cash equivalents of $552.1 million at September 30, 2009 compared to $167.9 million at December 31, 2008. Cash and cash equivalents increased significantly as a result of the FDIC-assisted acquisitions of certain TeamBank and Vantus Bank assets and liabilities.  Subsequent to December 31, 2008, additional customer deposits were placed with Great Southern, in addition to the deposits added as part of the FDIC-assisted transactions, resulting in increased liquidity. The Company could elect to utilize these funds by repaying some of its brokered deposits (which it has done to a large extent in the first nine months of 2009) or purchasing additional investment securities, or it may maintain its cash equivalents.

The Company attracts deposit accounts through our retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the nine months ended September 30, 2009, total deposit balances increased $833.0 million, or 43.7%. The Company added approximately $512 million of deposits due to its assumption of certain TeamBank deposits and added approximately $350 million of deposits due to its assumption of certain Vantus Bank deposits. In the nine months ended September 30, 2009, the mix of deposits (including the TeamBank and Vantus Bank deposits) began to shift back to checking deposits from certificates of deposit, primarily brokered CDs. Interest-bearing transaction accounts increased $245.2 million while non-interest-bearing checking accounts increased $176.7 million. Retail certificates of deposit increased $610.6 million. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In addition to these totals at September 30, 2009 and December 31, 2008, were Great Southern Bank customer deposits totaling $392.4 million and $168.3 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC does consider these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

Total brokered deposits, excluding the CDARS accounts discussed above, were $383.8 million at September 30, 2009, down from $806.2 million at December 31, 2008. The Company had decided to increase the amount of longer-term brokered certificates of deposit in 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the Federal Reserve Bank. The addition of the TeamBank deposits created additional liquidity and reduced the need for brokered deposits. The Company had issued new brokered deposits which were fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has redeemed or replaced many of these deposits in 2009 in order to lock in cheaper funding rates or reduce some of its excess liquidity. There are no interest rate swaps associated with these brokered certificates.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At September 30, 2009, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $873 million with rates that change immediately with changes to the prime rate of interest. Of this total, $704 million also had interest rate floors. These floors were at varying rates, with $140 million of these loans having floor rates of 7.0% or greater and another $500 million of these loans having floor rates between 5.0% and 7.0%. At September 30, 2009, all of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout 2008 and 2009, as the "prime rate of interest" decreased, the Company's loan portfolio again has had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. The loan yield for the portfolio had increased to a level that was approximately 302 and 310 basis points higher than the national "prime rate of interest" at September 30, 2009 and December 31, 2008, respectively. While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.

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

Total non-interest income increased $55.2 million in the three months ended September 30, 2009 when compared to the three months ended September 30, 2008. A significant increase in non-interest income in the 2009 period resulted from the one-time initial gain of $45.9 million recorded from the assets acquired and liabilities assumed in the FDIC-assisted acquisition of Vantus Bank. In addition, the Company recorded income of $1.4 million due to the discount related to the FDIC indemnification asset recorded in connection with the TeamBank FDIC-assisted transaction completed in the first quarter of 2009. Deposit account charges increased primarily as a result of the TeamBank transaction.  Gains on the sales of residential mortgage loans increased due to higher volumes of new purchase and refinance fixed-rate loans. Net realized gains on available-for-sale securities were $2.0 million in the third quarter of 2009, compared to a net realized loss of $5.3 million in the third quarter of 2008 due to the impairment write-down of agency preferred securities.

Total non-interest income increased $76.2 million in the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. The increase in non-interest income was primarily the result of the one-time initial gain of $28.8 million related to the TeamBank transaction and the one-time initial gain of $45.9 million related to the Vantus Bank transaction. Other increases in non-interest income were primarily the result of income of $2.7 million due to the accretion of the discount related to the FDIC indemnification asset recorded in connection with the TeamBank FDIC-assisted transaction completed in the first quarter of 2009. Deposit account charges increased primarily as a result of the TeamBank transaction. Gains on the sales of residential mortgage loans increased due to higher volumes of new purchase and refinance fixed-rate loans. The increase was partially offset by the impairment write-down in value of certain investments.  The impairment write-down totaled $4.3 million on a pre-tax basis. It is unclear if or when the values of these investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment. In addition, non-interest income declined due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in income of $1.2 million in the nine months ended September 30, 2009, compared to $5.3 million in the nine months ended September 30, 2008. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been fully recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty.

Total non-interest expense increased in the third quarter and first nine months of 2009 compared to the same periods in 2008 due to costs related to the acquisitions and assumptions of TeamBank and Vantus Bank assets and liabilities, expenses related to FDIC insurance premiums and expenses related to problem loans and foreclosed assets. The Company recorded expenses related to operating the acquired banking centers and operational areas in the second and third quarters of 2009. In addition, other acquisition costs of certain assets and liabilities of TeamBank and Vantus Bank and other related expenses were recorded in the first nine months of 2009. Due to the increase in the level of foreclosed assets, foreclosure-related expenses have increased significantly in 2009 compared to the same periods in 2008.

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

Effect of Federal Laws and Regulations

Federal legislation and regulation significantly affect the banking operations of the Company and the Bank, and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated depository institutions such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company and/or the Bank.

Business Initiatives

The Company plans to open two to three banking centers per year as market conditions warrant as part of its overall long-term strategic plan. On September 23, 2009, the Company’s second location in Lee’s Summit, Mo., was opened and will enhance access and service to Lee’s Summit-area customers. The Company first entered the Lee’s Summit market, a suburb of Kansas City, Mo., in 2006. Including the locations recently added in the TeamBank acquisition, Great Southern now operates six banking centers in the Kansas City metropolitan area.

Great Southern will continue its participation in the FDIC’s Transaction Account Guarantee Program (a part of the Temporary Liquidity Guarantee Program), which was extended by the FDIC until June 30, 2010. By participating in this program, Great Southern is purchasing additional FDIC insurance coverage for its customers. Great Southern customers with noninterest-bearing deposit accounts, Lawyer’s Trust Accounts or IOLTA’s, and NOW accounts paying interest at a rate less than 0.50 percent will be fully insured by the FDIC regardless of the account balance. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

FDIC-Assisted Acquisitions of Certain Assets and Liabilities

Vantus Bank

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa. The Company has previously provided information regarding this transaction in various press releases and is providing significant details about this transaction in its Current Report on Form 8-K/A filed on or about November 9, 2009. This transaction is an opportunistic extension of our business initiatives noted above. The loans, commitments and ORE purchased are covered by a loss share agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection. Preliminarily, the Company anticipates buying all primary banking center buildings available for purchase from the FDIC. Acquisition costs of the buildings and related furniture and equipment will be based on current appraisals.

Since the September acquisition, customer deposits have remained stable with a retention rate in excess of 96% through September 30, 2009. At the end of business on December 11, 2009, the Company plans to merge the former Vantus Bank operational systems into Great Southern’s systems. This conversion will allow all Great Southern and former Vantus Bank customers to conduct business and have access to consistent products and services at all banking centers throughout the Great Southern franchise. Back office support functions will be consolidated shortly after the systems conversion, with operational efficiencies anticipated to be realized beginning in the first quarter of 2010.

As a result of the transaction described above, Great Southern determined current fair value accounting estimates of the acquired assets and assumed liabilities. This resulted in the Company booking a one-time initial gain of $45.9 million in accordance with FASB ASC 805 (SFAS No. 141 (R), Business Combinations), in the third quarter of 2009. Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts expected to be accreted into income in future years, the acquired Vantus Bank loans are not considered non-performing as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a market yield on the discounted book balances.

TeamBank

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kan. The Company provided significant details about this transaction in its Current Report on Form 8-K/A filed on June 5, 2009. This transaction is an opportunistic extension of our business initiatives noted above. The loans, commitments and ORE purchased are covered by a loss share agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection. During the fourth quarter of 2009, the Company has agreed to buy all primary banking center buildings available for purchase from the FDIC, except the Lee’s Summit office, which was closed on July 17, 2009. Acquisition costs of the buildings and related furniture and equipment, which total less than $10 million, are based on current appraisals.  The Company added 16 banking offices through this transaction.

Since the March acquisition, customer deposits have remained stable with a retention rate in excess of 96% through September 30, 2009. At the end of business on July 24, 2009, the Company merged the former TeamBank operational systems into Great Southern’s systems. This conversion allows all Great Southern and former TeamBank customers to conduct business and have access to consistent products and services at all banking centers throughout the Great Southern franchise. Back office support functions were consolidated shortly after the systems conversion, with operational efficiencies anticipated to be realized beginning in the fourth quarter of 2009.

As a result of the transaction described above, Great Southern determined current fair value accounting estimates of the acquired assets and assumed liabilities. This resulted in the Company booking a one-time gain of $28.8 million in accordance with FASB ASC 805 (SFAS No. 141 (R), Business Combinations), in the first quarter of 2009. Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts expected to be accreted into income in future years, the acquired TeamBank loans are not considered non-performing as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a market yield on the discounted book balances.

Attractiveness of Acquisitions

Great Southern’s management has from time to time become aware of acquisition opportunities and has performed various levels of review related to potential acquisitions in the past. These particular transactions were attractive to us for a variety of reasons, including:

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

•
the opportunities to enhance income and efficiency due to duplications of effort and decentralized processes. The Company has historically operated very efficiently, and expects to enhance income by centralizing some duties and eliminating duplications of effort.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

During the nine months ended September 30, 2009, the Company increased total assets by $1.07 billion to $3.73 billion. Most of the increase is attributable to the loans and investment securities acquired in the FDIC-assisted acquisitions of TeamBank and Vantus Bank. Net loans increased by $355.4 million; the net increase in loans added from TeamBank were $182.4 million and the net increase in loans added from Vantus Bank were $241.4. In the nine months ended September 30, 2009, the disbursed portion of residential and commercial construction loan balances decreased $129.6 million (excluding loans covered in FDIC-assisted transactions). The main loan areas experiencing increases in the first nine months of 2009 were commercial real estate loans and one- to four-family real estate loans, partially offset by significantly lower balances in construction loans and slightly lower balances in multi-family residential loans.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. Aside from any potential future acquisitions, of which there are none currently contemplated, the Company does not expect to grow the loan portfolio significantly at this time. Related to the loans purchased in the FDIC-assisted transactions, the Company recorded an asset with a remaining balance of $187.4 million which represents an estimate of the remaining fair value of the FDIC indemnification of losses in the TeamBank and Vantus Bank loans acquired. This amount will fluctuate over time, in tandem with the balance of loans acquired in the transactions, as the results of loan workouts and collections are recognized. Available-for-sale investment securities increased $80.9 million and cash and cash equivalents increased $384.1 million. The increase in investment securities is primarily attributable to the investment securities acquired in the FDIC-assisted transactions, partially offset by a reduction in the Company’s U. S. government agency securities. In the nine months ended September 30, 2009, the Company experienced excess funding due to increases in deposits and customer reverse repurchase accounts. In some instances, the Company invested these excess funds in short-term cash equivalents that caused the Company to earn a negative spread. While the Company generally earned a positive spread on securities purchased, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin in the early portion of 2009. In the second and third quarters of 2009, the Company’s net interest margin improved as brokered deposits were redeemed or replaced with lower rate deposits, and retail certificates of deposit matured and were replaced with certificates of deposit that have a lower interest rate. While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 19.5% and 24.3% of total assets at September 30, 2009 and December 31, 2008, respectively. The Company expects that it may maintain a higher level of investment securities and cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this will continue to have the effect of suppressing net interest margin and net interest income. Foreclosed assets increased $13.0 million during the nine months ended September 30, 2009. See “Non-performing assets – foreclosed assets” for additional information on the Company’s foreclosed assets.

Total liabilities increased $1.01 billion from December 31, 2008 to $3.44 billion at September 30, 2009. Deposits increased $833.0 million, securities sold under reverse repurchase agreements with customers increased $120.7 million and FHLBank advances increased $113.9 million. The increases in securities sold under repurchase agreements with customers was the result of corporate customers’ desires to place funds in excess of deposit insurance limits in secured accounts. FHLBank advances increased from $120.5 million at December 31, 2008, to $234.4 million at September 30, 2009, as a result of the advances assumed in the FDIC-assisted transactions. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Total deposits increased $833.0 million from December 31, 2008. Deposits acquired from the FDIC were approximately $862 million. Retail certificates of deposit increased $610.6 million. Non-interest-bearing transaction accounts increased $176.7 million, and interest-bearing checking accounts (mainly money market accounts) increased $245.2 million. Checking account balances totaled $947.1 million at September 30, 2009, up from $525.2 million at December 31, 2008. Total brokered deposits (excluding CDARS customer account balances) were $383.8 million at September 30, 2009, down from $806.2 million at December 31, 2008. In addition at September 30, 2009 and December 31, 2008, there were Great Southern Bank customer deposits totaling $392.4 million and $168.3 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company had also increased the amount of longer-term brokered certificates of deposit during 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the FRB. As market interest rates on these types of deposits decreased in recent months, the Company has redeemed or replaced many of these certificates in 2009 in order to lock in cheaper funding rates or reduce some of its excess liquidity. In the nine months ended September 30, 2009, the Company redeemed $359 million of these callable deposits. At September 30, 2009, the Company had $95 million of these callable deposits remaining, and has redeemed (without replacing) $32 million of this amount subsequent to September 30, 2009. In addition, the Company has had several brokered deposits mature in 2009 without replacement due to the deposit increases in other areas. The Company reduced its short-term borrowings by $83.0 million, to $319,000 at September 30, 2009, through repayment of all of its outstanding borrowings from the Federal Reserve Bank.

Total stockholders' equity increased $52.2 million from $234.1 million at December 31, 2008 to $286.3 million at September 30, 2009. The Company recorded net income of $50.0 million for the nine months ended September 30, 2009, common and preferred dividends declared were $9.7 million and accumulated other comprehensive income increased $11.1 million.  The increase in accumulated other comprehensive income resulted from increases in the fair value of the Company's available-for-sale investment securities.

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

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2009 and 2008

General

Including the effects of the Company's accounting entries recorded in 2009 (no effect) and 2008 for certain interest rate swaps, net income increased $26.7 million during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This increase was primarily due to an increase in non-interest income of $55.2 million, or 3,086%, and an increase in net interest income of $5.4 million, or 29.4%, partially offset by an increase in provision for loan losses of $12.0 million, or 266.7%, an increase in non-interest expense of $8.0 million, or 54.7%, and an increase in provision for income taxes of $13.9 million, or 7,624%.

Excluding the effects of the Company's accounting entries recorded in 2009 (no effect) and 2008 for certain interest rate swaps, economically, net income increased $26.7 million during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This increase was primarily due to an increase in non-interest income of $55.2 million, or 3,126%, and an increase in net interest income of $5.3 million, or 28.5%, partially offset by an increase in provision for loan losses of $12.0 million, or 266.7%, an increase in non-interest expense of $8.0 million, or 54.7%, and an increase in provision for income taxes of $13.8 million, or 6,204%.

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, net income increased $57.9 million during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This increase was primarily due to an increase in non-interest income of $76.2 million, or 349.1%, a decrease in provision for loan losses of $18.9 million, or 40.0%, and an increase in net interest income of $8.7 million, or 16.1%, partially offset by an increase in provision for income taxes of $30.9 million, and an increase in non-interest expense of $15.0 million, or 35.3%.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, net income increased $59.3 million during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This increase was primarily due to an increase in non-interest income of $80.3 million, or 485.3%, a decrease in provision for loan losses of $18.9 million, or 40.0%, and an increase in net interest income of $6.7 million, or 11.7%, partially offset by an increase in provision for income taxes of $31.6 million, and an increase in non-interest expense of $15.0 million, or 35.3%.

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

Selected Financial Data and Non-GAAP Reconciliation

(Dollars in thousands)

	Three Months Ended September 30,
	2009		2008
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings Per Common Share	$26,714	$1.91	$824	$.06
Amortization of deposit broker origination fees (net of taxes)	--		90
Net change in fair value of interest rate swaps and related deposits (net of taxes)	--		(14)
Earnings excluding impact of hedge accounting entries	$26,714		$900

	Nine Months Ended September 30,
	2009		2008
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings (Loss) Per Common Share	$47,444	$3.43	$(7,997)	$(.60)
Amortization of deposit broker origination fees (net of taxes)	256		1,607
Net change in fair value of interest rate swaps and related deposits (net of taxes)	(770)		(3,435)
Earnings excluding impact of hedge accounting entries	$46,930		$(9,825)

Total Interest Income

Total interest income increased $4.7 million, or 13.3%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase was due to a $2.4 million, or 8.1%, increase in interest income on loans and a $2.3 million, or 38.3%, increase in interest income on investments and other interest-earning assets. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates of interest. The higher average balances were primarily a result of increased levels of securities and interest-earning deposits held for the purpose of liquidity and the securities and cash equivalents added from the acquisitions in the first and third quarters of 2009. Interest income for loans increased due to slightly higher average rates of interest and higher average balances. The higher average rates were primarily a result of the yields earned on the discounted loans added from the acquisitions in the first and third quarters of 2009.

Total interest income increased $5.2 million, or 4.7%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was due to a $6.7 million, or 37.7%, increase in interest income on investments and other interest-earning assets, partially offset by a $1.5 million, or 1.6%, decrease in interest income on loans. Interest income for investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates of interest. The higher average balances were primarily a result of increased levels of securities and interest-earning deposits held for the purpose of liquidity and the securities and cash equivalents added from the acquisitions in the first and third quarters of 2009. Interest income for loans decreased due to lower average rates of interest, partially offset by slightly higher average balances. The lower average rates were primarily a result of the lower market interest rates (prime rate) in 2009 compared to 2008, partially offset by the yields earned on the discounted loans added from the acquisitions in the first and third quarters of 2009.

Interest Income - Loans

During the three months ended September 30, 2009 compared to the three months ended September 30, 2008, interest income on loans increased due to higher average interest rates and higher average balances. Interest income increased $444,000 as the result of higher average interest rates on loans. The average yield on loans increased slightly from 6.28% during the three months ended September 30, 2008, to 6.41% during the three months ended September 30, 2009.

The average yield on the Company’s loan portfolio increased primarily due to the loans added at their fair market value from the FDIC-assisted transactions. The higher yield from these loans was partially offset by interest rate cuts by the FRB in 2008, which impacted the existing portfolio. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. Average loan rates were much lower in 2009 compared to 2008, as a result of market rates of interest, primarily the "prime rate" of interest. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate now remains. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. Beginning in 2008, the declining interest rates once again put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. In the three months ended September 30, 2009, the average yield on loans was 6.41% versus an average prime rate for the period of 3.25%, or a difference of a positive 316 basis points. In the three months ended September 30, 2008, the average yield on loans was 6.28% versus an average prime rate for the period of 5.00%, or a difference of a positive 128 basis points.

Interest income increased $1.9 million as the result of higher average loan balances from $1.84 billion during the three months ended September 30, 2008 to $1.94 billion during the three months ended September 30, 2009. The higher average balance resulted principally from the loans added at their fair market value from the FDIC-assisted transactions and increases in average balances in commercial real estate loans and one- to four-family mortgage loans, partially offset by lower average balances in construction loans and commercial business loans. The Bank's one- to four-family residential loan portfolio balance increased in 2008 and to date in 2009 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market. Consistent with the Company's strategy to maintain credit risk and interest rate risk, the Bank’s outstanding construction loan balance has decreased significantly as many projects have been completed in the past 12-18 months, much of which migrated as permanent financing to commercial real estate loans, and demand for new construction loans has declined.

During the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, interest income on loans decreased due to lower average interest rates with little change in average balances. Interest income decreased $1.6 million as the result of lower average interest rates on loans. The average yield on loans decreased from 6.57% during the nine months ended September 30, 2008, to 6.14% during the nine months ended September 30, 2009. The yield on the Company’s loan portfolio decreased primarily due to interest rate cuts by the FRB in 2008. This lower yield was partially offset by the loans added at their fair market value from the FDIC-assisted transactions. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. Average loan rates were much lower in 2009 compared to 2008, as a result of market rates of interest, primarily the "prime rate" of interest. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate now remains. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. Beginning in 2008, the declining interest rates once again put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. In the nine months ended September 30, 2009, the average yield on loans was 6.14% versus an average prime rate for the period of 3.25%, or a difference of a positive 289 basis points. In the nine months ended September 30, 2008, the average yield on loans was 6.57% versus an average prime rate for the period of 5.44%, or a difference of a positive 113 basis points.

Interest income increased $134,000 as the result of higher average loan balances from $1.86 billion during the nine months ended September 30, 2008 to $1.96 billion during the nine months ended September 30, 2009. The higher average balance resulted principally from the loans added at their fair market value from the FDIC-assisted transactions and increases in average balances in commercial real estate loans and one- to four-family mortgage loans, partially offset by lower average balances in construction loans and commercial business loans. The Bank's one- to four-family residential loan portfolio balance increased in 2008 and to date in 2009 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market. The Bank’s outstanding construction loan balance has decreased significantly as many projects have been completed in the past 12-18 months and demand for new construction loans has declined.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased as a result of higher average balances during the three months ended September 30, 2009, when compared to the three months ended September 30, 2008. Interest income increased $5.1 million as a result of an increase in average balances from $498 million during the three months ended September 30, 2008, to $945 million during the three months ended September 30, 2009. This increase was primarily in interest-earning deposits and available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements and public fund deposits. Interest income decreased by $2.8 million as a result of a decrease in average interest rates from 4.82% during the three months ended September 30, 2008, to 3.50% during the three months ended September 30, 2009. In previous years, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs). As these securities reached interest rate reset dates in 2007, their rates typically increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) generally declined in 2008 and into 2009, the interest rates on those securities that reprice in 2009 likely will decrease at their next interest rate reset date. The majority of the securities added in 2008 and 2009 are backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally one to ten years) and then will adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). These mortgage-backed securities are also currently experiencing lower yields due to more rapid prepayments in the underlying mortgages. This is resulting in premiums on these securities being amortized against interest income more quickly, thereby reducing the yield recorded. In addition in 2008, the Company had several agency securities that were callable at the option of the issuer which had interest rates that were higher than the current portfolio average rate. Many of these securities were redeemed by the issuer in 2008 and 2009. On March 20, 2009 and September 4, 2009, the Company also acquired approximately $112 million and $23 million, respectively, of investment securities as part of two FDIC-assisted acquisitions.

In addition to the increase in securities, the Company has also increased interest-earning deposits and non-interest-earning cash equivalents, as additional liquidity was maintained in 2008 and 2009 due to uncertainty in the financial system. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At September 30, 2009, the Company had cash and cash equivalents of $552.1 million compared to $167.9 million at December 31, 2008. For the three and six months ended September 30, 2009, compared to the same periods in 2008, the average balance of investment securities and other interest-earning assets increased by approximately $447 million and $402 million, respectively, due to excess funds for liquidity and the purchase of investment securities to pledge against public funds deposits, customer repurchase agreements and structured repo borrowings. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Interest income on investments and other interest-earning assets increased as a result of higher average balances during the nine months ended September 30, 2009, when compared to the nine months ended September 30, 2008. Interest income increased $8.5 million as a result of an increase in average balances from $491 million during the nine months ended September 30, 2008, to $893 million during the nine months ended September 30, 2009. This increase was primarily in interest-earning deposits and available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements and public fund deposits. Interest income decreased by $1.8 million as a result of a decrease in average interest rates from 4.79% during the nine months ended September 30, 2008, to 3.64% during the nine months ended September 30, 2009. The reasons for these changes in the comparable nine-month periods are the same as those described previously in the comparable three-month periods.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2009 (no effect) and 2008 for certain interest rate swaps, total interest expense decreased $746,000, or 4.5%, during the three months ended September 30, 2009, when compared with the three months ended September 30, 2008, primarily due to a decrease in interest expense on deposits of $1.1 million, or 7.8%, and a decrease in interest expense on subordinated debentures issued to capital trust of $165,000, or 49.1%, partially offset by an increase in interest expense on short-term and structured repo borrowings of $174,000, or 11.8%, and an increase in interest expense on FHLBank advances of $312,000, or 27.4%.

Excluding the effects of the Company's accounting entries recorded in 2009 (no effect) and 2008 for certain interest rate swaps, total interest expense decreased $607,000, or 3.7%, during the three months ended September 30, 2009, when compared with the three months ended September 30, 2008, primarily due to a decrease in interest expense on deposits of $928,000, or 6.8%, and a decrease in interest expense on subordinated debentures issued to capital trust of $165,000, or 49.1%, partially offset by an increase in interest expense on short-term and structured repo borrowings of $174,000, or 11.8%, and an increase in interest expense on FHLBank advances of $312,000, or 27.4%.

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense decreased $3.6 million, or 6.5%, during the nine months ended September 30, 2009, when compared with the nine months ended September 30, 2008, primarily due to a decrease in interest expense on deposits of $3.8 million, or 8.4%, and a decrease in interest expense on subordinated debentures issued to capital trust of $471,000, or 42.9%, partially offset by an increase in interest expense on short-term and structured repo borrowings of $698,000, or 16.4%, and an increase in interest expense on FHLBank advances of $26,000, or 0.7%.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense decreased $1.5 million, or 2.8%, during the nine months ended September 30, 2009, when compared with the nine months ended September 30, 2008, primarily due to a decrease in interest expense on deposits of $1.7 million, or 4.0%, and a decrease in interest expense on subordinated debentures issued to capital trust of $471,000, or 42.9%, partially offset by an increase in interest expense on short-term and structured repo borrowings of $698,000, or 16.4%, and an increase in interest expense on FHLBank advances of $26,000, or 0.7%.

The amortization of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps significantly increased interest expense in the first nine months of 2008, but did not have a significant effect in the third quarter of 2008 or the third quarter and first nine months of 2009. The amortization of these fees totaled $-0- and $139,000 in the three months ended September 30, 2009 and 2008, respectively. The amortization of these fees totaled $393,000 and $2.5 million in the nine months ended September 30, 2009 and 2008, respectively. The Company has now amortized the remaining fees as the interest rate swaps and related brokered deposits have been terminated. In the three and nine months ended September 30, 2009, the Company did amortize $35,000 and $703,000, respectively, in additional broker fees that were related to deposits that were originated by the Company in 2008. These were remaining unamortized fees on deposits that were redeemed at the discretion of the Company to reduce some of the excess liquidity and to reduce deposits with interest rates generally in excess of 4.00%. The total of such deposits redeemed in the third quarter and first nine months of 2009 was $68 million and $381 million, respectively.

Interest Expense – Deposits

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, interest on demand deposits decreased $644,000 due to a decrease in average rates from 1.50% during the three months ended September 30, 2008, to 1.11% during the three months ended September 30, 2009. The average interest rates decreased due to lower overall market rates of interest throughout 2008 and the first nine months of 2009. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued throughout 2008. Interest on demand deposits increased $632,000 due to an increase in average balances from $436 million during the three months ended September 30, 2008, to $584 million during the three months ended September 30, 2009. Average noninterest-bearing demand balances increased from $147 million in the three months ended September 30, 2008, to $260 million in the three months ended September 30, 2009. The increase in average balances on all types of deposits is primarily a result of the acquisitions completed in March and September of 2009.

Interest expense on deposits decreased $5.5 million as a result of a decrease in average rates of interest on time deposits from 3.77% during the three months ended September 30, 2008, to 2.60% during the three months ended September 30, 2009. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $4.4 million due to an increase in average balances of time deposits from $1.27 billion during the three months ended September 30, 2008, to $1.68 billion during the three months ended September 30, 2009. Market rates of interest on new certificates have decreased since late 2007 as the FRB reduced short-term interest rates.

The effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps did not impact interest on demand deposits.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, interest expense on deposits decreased $5.3 million as a result of a decrease in average rates of interest on time deposits from 3.72% during the three months ended September 30, 2008, to 2.60% during the three months ended September 30, 2009. Interest expense on deposits increased $4.4 million due to an increase in average balances of time deposits from $1.27 billion during the three months ended September 30, 2008, to $1.68 billion during the three months ended September 30, 2009.

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, interest on demand deposits decreased $3.5 million due to a decrease in average rates from 1.84% during the nine months ended September 30, 2008, to 1.07% during the nine months ended September 30, 2009. The average interest rates decreased due to lower overall market rates of interest throughout 2008 and the first nine months of 2009. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued throughout 2008. Interest on demand deposits increased $1.0 million due to an increase in average balances from $517 million during the nine months ended September 30, 2008, to $579 million during the nine months ended September 30, 2009. Average noninterest-bearing demand balances increased from $149 million in the nine months ended September 30, 2008, to $197 million in the nine months ended September 30, 2009.

Interest expense on deposits decreased $2.3 million as a result of a decrease in average rates of interest on time deposits from 4.20% during the nine months ended September 30, 2008, to 3.06% during the nine months ended September 30, 2009. This average rate of interest included the amortization of the deposit broker origination fees discussed above. Interest expense on deposits increased $960,000 due to an increase in average balances of time deposits from $1.22 billion during the nine months ended September 30, 2008, to $1.62 billion during the nine months ended September 30, 2009. Market rates of interest on new certificates have decreased since late 2007 as the FRB reduced short-term interest rates.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, interest expense on deposits increased $1.9 million due to an increase in average balances of time deposits from $1.22 billion during the nine months ended September 30, 2008, to $1.62 billion during the nine months ended September 30, 2009. Interest expense on deposits decreased $1.1 million as a result of a decrease in average rates of interest on time deposits from 3.93% during the nine months ended September 30, 2008, to 3.03% during the nine months ended September 30, 2009.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trust

During the three months ended September 30, 2009 compared to the three months ended September 30, 2008, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average interest rates. Interest expense on FHLBank advances increased $954,000 due to an increase in average balances from $123 million during the three months ended September 30, 2008, to $234 million during the three months ended September 30, 2009. The reason for this increase is the addition of advances assumed in the FDIC-assisted acquisitions completed in March and September of 2009. Interest expense on FHLBank advances decreased $642,000 due to a decrease in average interest rates from 3.69% in the three months ended September 30, 2008, to 2.47% in the three months ended September 30, 2009. Rates on advances decreased as the Company employed some advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment.

During the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average interest rates. Interest expense on FHLBank advances increased $223,000 due to an increase in average balances from $137 million during the nine months ended September 30, 2008, to $199 million during the nine months ended September 30, 2009. The reason for this increase is the addition of advances assumed in the FDIC-assisted acquisitions completed in March and September of 2009. Interest expense on FHLBank advances decreased $197,000 due to a decrease in average interest rates from 3.76% in the nine months ended September 30, 2008, to 2.62% in the nine months ended September 30, 2009. Rates on advances decreased as the Company employed some advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment.

Interest expense on short-term borrowings increased $724,000 due to an increase in average balances from $276 million during the three months ended September 30, 2008, to $403 million during the three months ended September 30, 2009. The increase in balances of short-term borrowings was primarily due to significant increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, in September 2008, the Company entered into a structured repo borrowing agreement totaling $50 million which bears interest at a fixed rate unless three-month LIBOR exceeds 2.81%. If LIBOR exceeds 2.81%, the borrowing costs decrease by a multiple of the difference between LIBOR and 2.81%. This rate adjusts quarterly. Interest expense on short-term and structured repo borrowings decreased $550,000 due to a decrease in average rates on short-term borrowings from 2.13% in the three months ended September 30, 2008, to 1.62% in the three months ended September 30, 2009. The average interest rates decreased due to lower overall market rates of interest in the third quarter of 2009 compared to the same period in 2008. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout 2008 and 2009, as the FRB decreased short-term interest rates.

Interest expense on short-term borrowings increased $734,000 due to an increase in average balances from $244 million during the nine months ended September 30, 2008, to $401 million during the nine months ended September 30, 2009. The increase in balances of short-term borrowings was primarily due to the Company’s use of borrowing lines available under the Federal Reserve’s Term Auction Facility (during the early months of 2009) and significant increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, in September 2008, the Company entered into the $50 million structured repo borrowing agreement discussed above. Interest expense on short-term and structured repo borrowings decreased $36,000 due to a decrease in average rates on short-term borrowings from 2.33% in the nine months ended September 30, 2008, to 1.65% in the nine months ended September 30, 2009. The average interest rates decreased due to lower overall market rates of interest in the first nine months of 2009 compared to the same period in 2008. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout 2008 and 2009, as the FRB decreased short-term interest rates.

Interest expense on subordinated debentures issued to capital trust decreased $165,000 due to decreases in average rates from 4.32% in the three months ended September 30, 2008, to 2.19% in the three months ended September 30, 2009. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2009 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Interest expense on subordinated debentures issued to capital trust decreased $471,000 due to decreases in average rates from 4.74% in the nine months ended September 30, 2008, to 2.71% in the nine months ended September 30, 2009. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2009 as these liabilities pay a variable rate of interest that is indexed to LIBOR.

Net Interest Income

Including the impact of the accounting entries recorded for certain interest rate swaps, net interest income for the three months ended September 30, 2009 increased $5.4 million to $23.8 million compared to $18.4 million for the three months ended September 30, 2008. Net interest margin was 3.27% in the three months ended September 30, 2009, compared to 3.13% in the three months ended September 30, 2008, an increase of 14 basis points. Excluding the impact of the accounting entries recorded for certain interest rate swaps (amortization of deposit broker origination fees), economically, net interest income for the third quarter of 2009 increased $5.3 million to $23.8 million compared to $18.5 million for the third quarter of 2008. Net interest margin excluding the effects of the accounting change was 3.27% in the quarter ended September 30, 2009, compared to 3.15% in the quarter ended September 30, 2008. The average interest rate spread was 3.30% in the three months ended September 30, 2009, compared to 2.87% in the three months ended September 30, 2008. In addition, the average interest rate spread increased compared to the average interest rate spread of 2.99% in the three months ended June 30, 2009. On September 30, 2009, the interest rate spread was 3.47%.

The Company's net interest margin increased compared to the same quarter in the prior year and also increased compared to the June 30, 2009 quarter. In 2008, the Company decided to increase the amount of longer-term brokered certificates of deposit to provide additional liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the

Federal Reserve Bank. In 2008, the Company issued approximately $359 million of new brokered deposits which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has redeemed or replaced many of these certificates in 2009 in order to lock in cheaper funding rates or reduce some of its excess liquidity. At September 30, 2009, the Company had approximately $95 million of callable deposits remaining. These longer-term certificates carry an interest rate that is approximately 3%. The Company decided that maintaining these deposits was justified by the longer term and the ability to keep committed funding lines available. Excess funds were invested in short-term cash equivalents at rates that resulted in a negative spread. The average balance of cash and cash equivalents in the three and nine months ended September 30, 2009, was $450 million and $392 million, respectively. These cash levels are higher than our historical averages.

The addition of the TeamBank core deposits provided a relatively lower cost funding source, which allowed the Company to reduce some of its higher cost funds. The Company also had significant maturities in its retail certificate portfolio and renewed many of these certificates at significantly lower rates in many cases. In addition, the TeamBank loans were recorded at their fair value at March 4, 2009, which provided a current market yield on the portfolio.

As a result of all of these factors, the Company's net interest margin increased to 3.27% in the three months ended September 30, 2009, compared to 3.00% in the three months ended June 30, 2009, and 3.13% in the three months ended September 30, 2008.

The Federal Reserve most recently cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its "prime rate" of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers as a majority of the loans indexed to "Great Southern prime" are already at interest rate floors which are provided for in individual loan documents. At its most recent meeting on November 4, 2009, the Federal Reserve Board elected to leave the Federal Funds rate unchanged and did not indicate that rate changes are imminent.

The Company's overall interest rate spread increased from 2.87% during the three months ended September 30, 2008, to 3.30% during the three months ended September 30, 2009. The gross change was due to a 95 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 52 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased 14 basis points, or 4.5%, from 3.13% for the three months ended September 30, 2008, to 3.27% for the three months ended September 30, 2009. In comparing the two years, the yield on loans increased 13 basis points while the yield on investment securities and other interest-earning assets decreased 132 basis points. The rate paid on deposits decreased 97 basis points, the rate paid on FHLBank advances decreased 122 basis points, the rate paid on short-term borrowings decreased 51 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 213 basis points.

Excluding the impact of the accounting entries recorded for certain interest rate swaps, economically, net interest income for the three months ended September 30, 2009 increased $5.3 million to $23.8 million compared to $18.5 million for the three months ended September 30, 2008. Net interest margin excluding the effects of the accounting change was 3.27% in the three months ended September 30, 2009, compared to 3.15% in the three months ended September 30, 2008. The Company's overall interest rate spread increased 40 basis points, or 13.8%, from 2.90% during the three months ended September 30, 2008, to

3.30% during the three months ended September 30, 2009. The increase was due to a 92 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 52 basis point decrease in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 13 basis points while the yield on investment securities and other interest-earning assets decreased 132 basis points. The rate paid on deposits decreased 94 basis points, the rate paid on FHLBank advances decreased 122 basis points, the rate paid on short-term borrowings decreased 51 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 213 basis points.

Including the impact of the accounting entries recorded for certain interest rate swaps, net interest income for the nine months ended September 30, 2009 increased $8.8 million to $63.1 million compared to $54.3 million for the nine months ended September 30, 2008. Net interest margin was 2.96% in the nine months ended September 30, 2009, compared to 3.09% in nine months ended September 30, 2008, a decrease of 13 basis points. The average interest rate spread was 2.94% in the nine months ended September 30, 2009, compared to 2.80% in the nine months ended September 30, 2008. Excluding the impact of the accounting entries recorded for certain interest rate swaps (amortization of deposit broker origination fees), economically, net interest income for the first nine months of 2009 increased $6.7 million to $63.5 million compared to $56.8 million for the first nine months of 2008. Net interest margin excluding the effects of the accounting change was 2.98% in the nine months ended September 30, 2009, compared to 3.23% in the nine months ended September 30, 2008.

The Company's overall interest rate spread increased from 2.80% during the nine months ended September 30, 2008, to 2.94% during the nine months ended September 30, 2009. The gross change was due to a 99 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by an 85 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 13 basis points, or 4.2%, from 3.09% for the nine months ended September 30, 2008, to 2.96% for the nine months ended September 30, 2009. In comparing the two periods, the yield on loans decreased 43 basis points while the yield on investment securities and other interest-earning assets decreased 115 basis points. The rate paid on deposits decreased 96 basis points, the rate paid on FHLBank advances decreased 114 basis points, the rate paid on short-term borrowings decreased 68 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 203 basis points.

Excluding the impact of the accounting entries recorded for certain interest rate swaps, economically, net interest income for the nine months ended September 30, 2009 increased $6.7 million to $63.5 million compared to $56.8 million for the nine months ended September 30, 2008. Net interest margin excluding the effects of the accounting change was 2.98% in the nine months ended September 30, 2009, compared to 3.23% in the nine months ended September 30, 2008. The Company's overall interest rate spread increased one basis point, or 0.3%, from 2.95% during the nine months ended September 30, 2008, to 2.96% during the nine months ended September 30, 2009. The decrease was due to a 86 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 85 basis point decrease in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans decreased 43 basis points while the yield on investment securities and other interest-earning assets decreased 115 basis points. The rate paid on deposits decreased 80 basis points, the rate paid on FHLBank advances decreased 114 basis points, the rate paid on short-term borrowings decreased 68 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 203 basis points.

The prime rate of interest averaged 3.25% during the three months ended September 30, 2009 compared to an average of 5.00% during the three months ended September 30, 2008. The prime rate of interest averaged 3.25% during the nine months ended September 30, 2009 compared to an average of 5.44% during the nine months ended September 30, 2008. In the last three months of 2007 and throughout 2008, the FRB decreased short-term interest rates. At September 30, 2009, the national “prime rate” stood at 3.25% and the Company’s average interest rate on its loan portfolio was 6.27%. Over half of the Bank's loans were tied to prime at September 30, 2009; however, most of these loans had interest rate floors or were indexed to “Great Southern Bank prime,” which has not been reduced below 5.00%.

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended September 30,
	2009		2008
	$	%	$	%

Reported Net Interest Income/Margin	$23,775	3.27%	$18,367	3.13%
Amortization of deposit broker origination fees	--	--	139	.02
Net interest income/margin excluding impact of hedge accounting entries	$23,775	3.27%	$18,506	3.15%

	Nine Months Ended September 30,
	2009		2008
	$	%	$	%

Reported Net Interest Income/Margin	$63,081	2.96%	$54,341	3.09%
Amortization of deposit broker origination fees	393	.02	2,472	.14
Net interest income/margin excluding impact of hedge accounting entries	$63,474	2.98%	$56,813	3.23%

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $12.0 million, from $4.5 million during the three months ended September 30, 2008, to $16.5 million during the three months ended September 30, 2009. The provision for loan losses decreased $18.9 million, from $47.2 million during the nine months ended September 30, 2008, to $28.3 million during the nine months ended September 30, 2009. See the Company's Quarterly Report on Form 10-Q for March 31, 2008, for additional information regarding the large provision for loan losses in the first quarter of 2008. The allowance for loan losses increased $9.4 million, or 32.5%, to $38.6 million at September 30, 2009, compared to $29.2 million at December 31, 2008. Net charge-offs were $10.5 million in the three months ended September 30, 2009, versus $2.4 million in the three months ended September 30, 2008. Four relationships accounted for $8.9 million of the $10.5 million charged off in the quarter ended September 30, 2009. Net charge-offs were $18.8 million in the nine months ended September 30, 2009, versus $43.3 million in the nine months ended September 30, 2008. The amount of charge-offs for the nine months ended September 30, 2008, was due principally to the $35 million which was provided for and charged off in the quarter ended March 31, 2008, related to the Company's loans to the Arkansas-based bank holding company and related loans to individuals described in the Company's Quarterly Report on Form 10-Q for March 31, 2008. In addition, general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to increased provisions in both 2008 and 2009. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management long ago established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. More recently, additional procedures have been implemented to provide for more frequent management review of the loan portfolio based on loan size, loan type, delinquencies, on-going correspondence with borrowers, and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

Loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted acquisitions are covered by loss share agreements between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection from losses in the acquired portfolio of loans. The acquired loans were recorded at their estimated fair value, which incorporated estimated credit losses at the acquisition date. These loans are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the legacy Great Southern Bank portfolio, with most focus being placed on the larger loan relationships and those relationships which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent. Loans which are determined to be impaired are analyzed using the same fair market discount valuations as those used to evaluate the legacy Great Southern Bank portfolio.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss share agreements, was 2.28%, 1.91% and 1.66% at September 30, 2009, June 30, 2009 and December 31, 2008, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at September 30, 2009, based on recent internal and external reviews of the Company's loan portfolio and current economic conditions. If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank and Vantus Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss share agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank and September 4, 2009, for Vantus Bank, and no material additional losses or changes to these estimated fair values have been identified as of September 30, 2009.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets, excluding FDIC-covered non-performing assets, at September 30, 2009, were $64.6 million, a decrease of $1.3 million from December 31, 2008. Non-performing assets as a percentage of total assets were 1.73% at September 30, 2009, compared to 2.48% at December 31, 2008. Compared to December 31, 2008, non-performing loans decreased $9.8 million to $23.4 million while foreclosed assets increased $8.5 million to $41.1 million. Construction and land development loans comprised $10.8 million, or 46%, of the total $23.4 million of non-performing loans at September 30, 2009.

Non-performing Loans. Compared to December 31, 2008, the total amount of non-performing loans decreased $9.8 million to $23.4 million at September 30, 2009. Decreases in non-performing loans during the nine months ended September 30, 2009, were primarily due to the transfer of all or a portion of six loan relationships from the Non-performing Loans category to the Foreclosed Assets category, the repayment in full of one relationship and the return of one relationship to performing status due to receipt of payments. The decreases were as follows:

•
A $1.6 million loan relationship, which is secured primarily by eleven houses for sale in Northwest Arkansas. Eight houses valued at $1.1 million were transferred to foreclosed assets during the third quarter of 2009. The remaining three houses valued at $500,000 are scheduled for foreclosure during the fourth quarter of 2009.

•
A $1.4 million loan relationship, which is secured by a condominium historic rehabilitation development in St. Louis was returned to performing status due to receipt of payments. This is a participation loan in which Great Southern is not the lead bank. The unsold condominium units have been converted to apartment units with satisfactory lease-up.

•
A $1.7 million loan relationship, which was secured primarily by an office building near Springfield, Mo. and commercial land in Branson, Mo. This relationship was charged down to approximately $1.2 million upon transfer to non-performing loans. A parcel of commercial land was foreclosed in the second quarter of 2009, which reduced this loan relationship from $2.0 million and the remainder of the relationship was transferred to foreclosed assets in the third quarter of 2009.

•
An $8.3 million loan relationship, which is secured primarily by lots in multiple subdivisions in the St. Louis area, was removed from the Non-performing Loans category through the transfer of $6.6 million to foreclosed assets during the first and second quarters of 2009 and the charge-off of $1.4 million. This relationship was previously charged down $2.0 million upon transfer to non-performing loans. The $6.5 million remaining balance in foreclosed assets represents lots in nine subdivisions in the St. Louis area.

•
A $7.7 million loan relationship, which is secured by a condominium and retail historic rehabilitation development in St. Louis, was transferred to foreclosed assets during the second quarter of 2009. The original relationship has been reduced through the receipt of Tax Increment Financing funds and Federal and State historic tax credits. Upon receipt of the remaining Federal and State tax credits in 2009, this relationship was reduced to approximately $5.3 million. At the time of foreclosure, this relationship was further reduced to $4.2 million through a charge-off of $1.1 million. This relationship was described more fully in the Company’s 2008 Annual Report on Form 10-K under “Non-performing Assets.”

•
A $2.5 million loan relationship, which involves a condominium development in Kansas City, was transferred to foreclosed assets. The balance remaining in Foreclosed Assets is $1.7 million at September 30, 2009, after a $600,000 reduction from the sale of two of the units.

•
A $2.3 million loan relationship, which involves commercial land to be developed into commercial lots in Northwest Arkansas, was transferred to foreclosed assets. This relationship was previously charged down approximately $285,000 upon transfer to non-performing loans and was charged down an additional $320,000 in the first quarter of 2009 upon the transfer to foreclosed assets. The balance remaining in Foreclosed Assets was $1.7 million at September 30, 2009, after an additional $300,000 was charged down in the third quarter of 2009.

•	A $1.1 million loan relationship, which was secured by a motel in central Missouri. The collateral was purchased by a third party at foreclosure and the loan was paid off in April 2009.

Partially offsetting these decreases in non-performing loans were the following additions to loans in this category during the nine months ended September 30, 2009:

•
A $2.0 million loan relationship, which is secured primarily by an office building and commercial land near Springfield, Mo. and commercial land in Branson, Mo., was added to non-performing loans in the first quarter of 2009. This relationship was charged down to approximately $1.2 million upon transfer to non-performing loans. This relationship was transferred to foreclosed assets in the third quarter of 2009 as noted above.

•
A $1.4 million participation purchased in a loan relationship secured by a condominium historic rehabilitation development in St. Louis was added to non-performing loans in the second quarter of 2009. This relationship was returned to performing status due to receipt of payments as noted above.

•
A $1.1 million loan relationship, which is secured primarily by a motel in central Missouri. The collateral was purchased by a third party at foreclosure and the loan was paid off in April 2009 as noted above.

•	A $2.3 million relationship, which is secured by various single family residences, duplexes and triplexes in the Joplin, Mo. area.

•	A $2.4 million relationship, which is secured by a partially-completed subdivision in Springfield, Mo., and improved commercial and residential land in Branson, Mo.

•
A $1.5 million relationship, which is secured by an ownership interest in a closely-held corporation. The Company is currently in the process of obtaining additional real estate collateral. This loan was previously charged down $3.5 million in the quarter ended September 30, 2009, and the remaining $1.5 million relationship was transferred to non-performing loans at that time.

•
A $5.3 million relationship, which is secured by commercial lots and acreage located in Northwest Arkansas. The slowdown in the market has made it difficult for the borrower to market or develop the property.

At September 30, 2009, the four new remaining significant relationships listed above accounted for $11.5 million of the total non-performing loan balance of $23.4 million. There were no other relationships in excess of $1 million in the non-performing loan category at September 30, 2009. None of the significant loan relationships previously included in Non-performing Loans at June 30, 2009, remained in this category as of September 30, 2009.

Foreclosed Assets. Of the total $45.6 million of foreclosed assets at September 30, 2009, $4.5 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in March and September of 2009. These acquired foreclosed assets are subject to the loss-sharing agreements with the FDIC and, therefore, are not included in the following discussion of foreclosed assets. Excluding these loss-sharing assets, foreclosed assets totaled $41.1 million at September 30, 2009. Foreclosed assets increased $8.4 million during the nine months ended September 30, 2009, from $32.7 million at December 31, 2008, to $41.1 million at September 30, 2009. During the nine months ended September 30, 2009, foreclosed assets increased, as described above, primarily due to the addition of one $6.5 million relationship consisting of lots in multiple subdivisions in the St. Louis area; the addition of one $4.2 million relationship consisting of a condominium and retail historic rehabilitation development in St. Louis; the addition of one $1.7 million relationship consisting of condominium units in Kansas City, Mo.; the addition of one $1.7 million relationship consisting of commercial land to be developed into commercial lots in Northwest Arkansas, the addition of one $1.1 million relationship consisting of eight houses located in Northwest Arkansas, another $1.1 million foreclosure on a six-unit townhouse complex located in Springfield, Mo., and a $1.5 million foreclosure on an office building located in Ozark, Mo. Additionally, the Company paid $2.1 million in return for a $2.6 million participants’ interest in lots owned in St. Louis, Mo. This purchase was offset by the sale of approximately $2.3 million of lots in the real estate owned parcel. In addition, several smaller relationships that involve houses which are completed and for sale or under construction, as well as developed subdivision lots, were added to foreclosed assets.

Foreclosed assets decreased primarily due to the sale of one $3.9 million relationship consisting of an office building in Southeast Missouri; the sale of one $1.5 million house that was part of a $1.8 million relationship; the reduction of $774,000 to a $2.3 million relationship in Northwest Arkansas through the sale of a portion of the assets; the reduction of $587,000 to a $2.4 million relationship in the Branson, Mo. area through the sale of a portion of the assets and the sale of several smaller relationships that involve houses which are completed or under construction, as well as developed subdivision lots. In addition, during the three months ended September 30, 2009, the Company recorded charges to foreclosed assets of $3.2 million. These write-downs were recorded in the Company’s Consolidated Statements of Operations as part of the “Expense on Foreclosed Assets.”

At September 30, 2009, eleven separate relationships comprise $27.6 million, or 67%, of the total foreclosed assets balance.  In addition to the seven new relationships described above, four other of these relationships were previously described more fully in the Company’s December 31, 2008 Annual Report on Form 10-K under “Foreclosed Assets.” These four relationships are described below:

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

•
A $2.1 million loan relationship, which previously involved two residential developments (now one development) in the Kansas City, Mo., metropolitan area. This subdivision is primarily comprised of developed lots with some additional undeveloped ground. This relationship has been reduced from $4.3 million through the sale of one of the subdivisions and a charge down of the balance prior to 2009. The Company is marketing the property for sale.

•
A $1.7 million relationship, which involves residential developments, primarily residential lots in three different subdivisions and undeveloped ground, in the Branson, Mo., area. The Company has been in contact with various developers to determine interest in the projects and is marketing these properties for sale.

Potential Problem Loans. Potential Problem Loans increased $14.1 million during the nine months ended September 30, 2009, from $17.8 million at December 31, 2008, to $31.9 million at September 30, 2009. Potential problem loans are loans which management has identified as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in the non-performing assets. During the nine months ended September 30, 2009, Potential Problem Loans increased primarily due to the addition of ten unrelated relationships totaling $23.9 million to the Potential Problem Loans category. These ten additional relationships include:

•
The first loan relationship totaled $2.0 million and consists of land and a commercial building previously used as an automobile dealership in southwest Missouri. The building is currently vacant and the borrower is pursuing sales options.

•
The second loan relationship totaled $1.1 million and consists of a campground and a single-family house in the Branson, Mo., area. There is also a junior lien on an apartment building. The borrower has experienced some cash flow difficulties and the properties have been listed for sale.

•
The third loan relationship totaled $1.0 million and consists primarily of first liens on six duplexes and junior liens on seven additional duplexes near Springfield, Mo. The units were experiencing vacancy issues which led to cash flow problems for the borrower. Monthly rents were reduced to get the units leased and this has improved cash flow to service the debt.

•
The fourth loan relationship totaled $921,000 and consists of eight rental houses and two houses held for resale near Lake of the Ozarks, Mo. The units were experiencing vacancy issues which led to cash flow problems for the borrower.

•	The fifth loan relationship totaled $9.7 million and consists of a condominium project located in Branson, Mo. This project is experiencing slower than projected sales.

•
The sixth loan relationship totaled $2.7 million and consists of commercial improved ground located near Springfield, Mo. The borrower is in the development business and experiencing some cash flow difficulties.

•
The seventh loan relationship totaled $1.8 million and consists of rental houses and duplexes located in Springfield, Mo. The borrower is experiencing cash flow difficulties as a result of higher than normal vacancies.

•	The eighth loan relationship totaled $1.9 million and consists of a storage facility, houses and equipment located in southwest Missouri. The borrower is experiencing some cash flow difficulties.

•
The ninth loan relationship totaled $1.4 million and consists of a subdivision, warehouse, two single-family residences and equipment located near Branson, Mo. The borrower is in the development business and sales are slower than projected, which has resulted in cash flow difficulties.

•
The tenth loan relationship totaled $1.4 million and consists of a subdivision, lots and acreage and single family residences located in Branson, Mo. Sales of lots and houses are slower than projected, which has caused cash flow difficulties.

Decreases totaling $3.2 million in Potential Problem Loans resulted primarily from the transfer of one $2.1 million relationship consisting of a residential subdivision in Springfield, Mo. to the Non-performing Loans category and the transfer of one $1.1 million relationship consisting of developed and undeveloped residential lots and single-family houses in the Springfield, Mo., area to foreclosed assets.

In addition to the ten loan relationships which were added to Potential Problem Loans, two relationships were included in Potential Problem Loans at December 31, 2008, and remain there at September 30, 2009. They include:

•
A loan relationship consisting of improved commercial land and other collateral in the states of Georgia and Texas totaling $1.9 million ($3.3 million at December 31, 2008). This collateral is part of an overall project that includes a retail center that is excluded from classification based on improved cash flow. During 2008, the Company obtained additional collateral and guarantor support; however, the Company still considers a portion of this relationship as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms.

•
A loan relationship consisting of vacant land (pad sites) to be developed for condominiums near Branson, Mo. totaling $933,000. Construction development progress has been slower than anticipated due to a slowdown in the market.

Non-interest Income

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2009 (no effect) and 2008, total non-interest income increased $55.2 million in the three months ended September 30, 2009 when compared to the three months ended September 30, 2008. Non-interest income for the third quarter of 2009 was $57.0 million compared with $1.8 million for the third quarter of 2008. The increase was primarily the result of the following items:

•
Vantus Bank FDIC-assisted acquisition:  A one-time initial gain of $45.9 million was recorded related to the fair value accounting estimates of the assets acquired and liabilities assumed of Vantus Bank. The details of this transaction were discussed above.

•
TeamBank N.A. FDIC-assisted acquisition:  Income of $1.4 million was recorded due to the accretion of the discount related to the FDIC indemnification asset booked in connection with the FDIC-assisted transaction completed in the first quarter of 2009. Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction.

•
Gain on loan sales:  Net realized gains on loan sales increased $360,000, or 97.6%, in the third quarter of 2009. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market.

•
Gain on available-for-sale securities sales: Net realized gains on available-for-sale securities were $2.0 million in the third quarter of 2009, compared to a net realized loss of $5.3 million in the third quarter of 2008. The Company elected to sell various municipal and corporate bonds, which were primarily acquired in the TeamBank transaction, as the market for these securities rebounded from the March acquisition-date valuations. The loss recorded in the 2008 period related to agency preferred securities and was described previously.

•
Deposit account charges: Deposit account charges and ATM and debit card usage fees increased $663,000, or 16.3%, in the three months ended September 30, 2009, compared to the same period in 2008. A large portion of this increase was the result of the assumption of former TeamBank deposit accounts.

Partially offsetting the above positive income items during the third quarter of 2009 as compared to the second quarter of 2008 was the following item:

•
Commission revenue: Third quarter 2009 commission income from the Company’s travel, insurance and investment divisions decreased $368,000, or 18.7%, compared to the same period in 2008. The decrease was primarily in the Company’s travel division, where customers have reduced their travel in light of current economic conditions.

Including the effects of the Company's accounting entries recorded for certain interest rate swaps in 2009 and 2008, total non-interest income increased $76.2 in the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. Non-interest income for the first nine months of 2009 was $98.0 million compared with $21.8 million for the first nine months of 2008. The increase was primarily the result of the following items:

•
Vantus Bank FDIC-assisted acquisition:  A one-time initial gain of $45.9 million was recorded related to the fair value accounting estimates of the assets acquired and liabilities assumed of Vantus Bank, as discussed above.

•
TeamBank N.A. FDIC-assisted acquisition: A one-time gain of $28.8 million was recorded related to the TeamBank transaction which was discussed in the Company’s March 31, 2009 Quarterly Report on Form 10-Q.  Additional accretions increases related to the indemnification assets are described in the above discussion of non-interest income for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, this additional income totaled $2.7 million.

•
Securities gains, losses and impairments: Losses on securities sales and impairments in the nine months ended September 30, 2009, were reduced by $3.5 million compared to the nine months ended September 30, 2008. The 2009 impairment write-down totaled $4.3 million on a pre-tax basis, $4.0 million of which was discussed in the Company’s March 31, 2009 Quarterly Report on Form 10-Q.

•
Gain on loan sales:  Net realized gains on loan sales increased $943,000, or 83.7%, in the first nine months of 2009 compared to the same period in 2008. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market.

•
Deposit account charges:  Deposit account charges and ATM and debit card usage fees increased $975,000, or 8.4%, in the nine months ended September 30, 2009, compared to the same period in 2008. This increase was mainly the result of the assumption of former TeamBank deposit accounts.

Partially offsetting the above positive income items for the first nine months of 2009 as compared with the same period in 2008 were the following items:

•
Interest rate swaps: The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in an increase of $1.2 million in the nine months ended September 30, 2009, compared to an increase of $5.3 million in the nine months ended September 30, 2008. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge was recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty. At June 30, 2009, all of this charge was recovered; accordingly, there was no impact in the quarter ended September 30, 2009, and there will be no impact in future quarters.

•
Commission revenue: For the nine months ended September 30, 2009, commission income from the Company’s travel, insurance and investment divisions decreased $1.8 million, or 26.0%, compared to the same period in 2008. The decrease was primarily in the Company’s travel division where customers have reduced their travel in light of current economic conditions. Another large portion of the decrease also occurred in the investment division as a result of the alliance formed in 2008 with Ameriprise Financial Services. As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income.

Non-interest Expense

Non-interest expense for the third quarter of 2009 was $22.7 million compared with $14.7 million for the third quarter of 2008, or an increase of $8.0 million, or 54.7%. Non-interest expense for the first nine months of 2009 was $57.3 million compared with $42.3 million for the first nine months of 2008, or an increase of $15.0 million, or 35.3%. The following were key items related to the increases in non-interest expense in the three and nine month periods:

•
TeamBank N.A. FDIC-assisted acquisition: The Company’s increase in non-interest expense in the third quarter and first nine months of 2009 compared to the same periods in 2008 primarily related to the FDIC-assisted acquisition of the former TeamBank. In the three months ended September 30, 2009, non-interest expenses related to the operations of the former TeamBank banking centers were $2.2 million, including $1.3 million of salaries and benefits expense and $471,000 of occupancy and equipment expense. In the nine months ended September 30, 2009, non-interest expenses related to the operations of the former TeamBank banking centers were $5.0 million, including $3.2 million of salaries and benefits expense and $1.0 million of occupancy and equipment expense. In addition, the Company recorded other non-interest expenses related to the operation of other areas of the former TeamBank, such as lending and certain support functions. In the three and nine months ended September 30, 2009, the Company incurred costs related to the conversion of deposits and loans to its core computer processing systems and incurred expenses related to retention and separation pay for employees whose positions were consolidated.

•
Vantus Bank FDIC-assisted acquisition:  The Company’s increase in non-interest expense in the third quarter and first nine months of 2009 compared to the same periods in 2008 also related to Vantus Bank acquisition-related expenses.  Of the total $1.1 million in Vantus Bank-related expenses, salaries and benefits were $272,000, legal and professional fees were $209,000, and occupancy and equipment expenses were $311,000.

•
New banking centers:  The Company’s increase in non-interest expense in the third quarter and first nine months of 2009 compared to the same periods in 2008 also related to the continued internal growth of the Company. The Company opened its first retail banking center in Creve Coeur, Mo., in May 2009 and its second banking center in Lee’s Summit, Mo., in late September 2009. In the three months ended September 30, 2009, compared to the three months ended September 30, 2008, non-interest expenses increased $175,000 associated with the ongoing operations of these entities.  In the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, non-interest expenses increased $426,000 associated with the ongoing operations of these locations.

•
FDIC insurance premiums:  In 2009, the FDIC significantly increased insurance premiums for all banks, nearly doubling the regular quarterly deposit insurance assessments. In addition, the FDIC imposed a special five basis point assessment on all insured depository institutions based on assets (minus Tier 1 capital) as of June 30, 2009. The Company recorded an expense of $1.7 million in the second quarter of 2009 for this special assessment, thereby affecting the nine-month 2009 non-interest expense results. Due to growth of the Company and the increased assessment rates noted above, FDIC insurance expense (not including the special assessment) increased from $379,000 in the three months ended September 30, 2008, to $820,000 in the three months ended September 30, 2009.

•
Foreclosure-related expenses: Due to the increases in levels of foreclosed assets, foreclosure-related expenses in the third quarter of 2009 were higher than the comparable 2008 period by approximately $1.1 million. Similarly, foreclosure-related expenses increased $1.8 million in the nine months ended September 30, 2009, compared to the same period in 2008.

The Company’s efficiency ratio for the quarter ended September 30, 2009, was 28.05% compared to 72.68% in the same quarter in 2008. The Company’s ratio of non-interest expense to average assets increased from 2.07% for the three months ended September 30, 2008, to 2.27% for the three months ended September 30, 2009. The efficiency ratio in the third quarter of 2009 was positively impacted by the Vantus Bank-related one-time gain partially offset by TeamBank-related operating expenses, Vantus Bank acquisition-related expenses, and increased expenses related to foreclosures and FDIC deposit insurance premiums. These increased expenses contributed to the increase in the Company’s ratio of non-interest expense to average assets.

The Company’s efficiency ratio for the nine months ended September 30, 2009, was 35.55% compared to 55.56% in the same period in 2008. The Company’s ratio of non-interest expense to average assets increased from 2.13% for the nine months ended September 30, 2008, to 2.15% for the nine months ended September 30, 2009. The efficiency ratio in the first nine months of 2009 was positively impacted by the TeamBank and Vantus Bank-related one-time gains and negatively impacted by the investment securities impairment write-downs recorded by the Company in the first quarter of 2009 and the other expenses discussed above.

Non-GAAP Reconciliation
(Dollars in thousands)

	Three Months Ended September 30,
	2009			2008
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$22,657	$80,780	28.05%	$14,650	$20,156	72.68%
Amortization of deposit broker origination fees	--	--	--	--	139	(.50)
Net change in fair value of interest rate swaps and related deposits	--	--	--	--	(22)	.08
Efficiency ratio excluding impact of hedge accounting entries	$22,657	$80,780	28.05%	$14,650	$20,273	72.26%
*  Net interest income plus non-interest income.

	Nine Months Ended September 30,
	2009			2008
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$57,280	$161,140	35.55%	$42,324	$76,177	55.56%
Amortization of deposit broker origination fees	--	393	(.09)	--	2,472	(1.87)
Net change in fair value of interest rate swaps and related deposits	--	(1,184)	.26	--	(5,285)	4.00
Efficiency ratio excluding impact of hedge accounting entries	$57,280	$160,349	35.72%	$42,324	$73,364	57.69%
*  Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 33.8% and 18.1% for the three months ended September 30, 2009 and 2008, respectively. Provision for income taxes as a percentage of pre-tax income was 33.9% for the nine months ended September 30, 2009. The Company’s effective tax benefit rate was 40.1% for the nine months ended September 30, 2008. For future periods, the Company expects the effective tax rate to be in the range of 33-36% of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $481,000 and $647,000 for the three months ended September 30, 2009 and 2008, respectively. Fees included in interest income were $1.4 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

		September 30, 2009	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	5.84%	$280,104	$4,684	6.63%	$213,136	$3,389	6.33%
	Other residential	6.19	136,935	2,110	6.11	118,265	1,862	6.26
	Commercial real estate	6.39	590,535	10,018	6.73	494,780	8,056	6.48
	Construction	5.73	516,393	7,802	5.99	622,000	9,483	6.07
	Commercial business	5.30	151,883	2,470	6.45	148,015	2,255	6.06
	Other loans	7.10	202,927	3,234	6.32	187,446	3,067	6.51
	Industrial revenue bonds	6.25	62,708	1,028	6.51	52,204	880	6.71

	Total loans receivable	6.27	1,941,485	31,346	6.41	1,835,846	28,992	6.28

	Investment securities and other interest- earning assets	3.80	945,158	8,340	3.50	498,037	6,032	4.82

	Total interest-earning assets	5.55	2,886,643	39,686	5.45	2,333,883	35,024	5.97
	Non-interest-earning assets:
	Cash and cash equivalents		252,040			63,274
	Other non-earning assets		334,109			72,829
	Total assets		$3,472,792			$2,469,986

	Interest-bearing liabilities:
	Interest-bearing demand and savings	0.93	$584,152	1,634	1.11	$436,129	1,646	1.50
	Time deposits	2.55	1,678,549	11,007	2.60	1,273,854	12,062	3.77
	Total deposits	2.08	2,262,701	12,641	2.22	1,709,983	13,708	3.19
	Short-term borrowings and structured repo	1.62	403,079	1,647	1.62	275,507	1,473	2.13
	Subordinated debentures issued to capital trust	2.07	30,929	171	2.19	30,929	336	4.32
	FHLB advances	2.82	233,544	1,452	2.47	122,969	1,140	3.69

	Total interest-bearing liabilities	2.08	2,930,253	15,911	2.15	2,139,388	16,657	3.10
	Non-interest-bearing liabilities:
	Demand deposits		260,194			146,983
	Other liabilities		9,536			9,881
	Total liabilities		3,199,983			2,296,252
	Stockholders’ equity		272,809			173,734
	Total liabilities and stockholders’ equity		$3,472,792			$2,469,986

	Net interest income:
	Interest rate spread	3.47%		$23,775	3.30%		$18,367	2.87%
	Net interest margin*				3.27%			3.13%
	Average interest-earning assets to average interest-bearing liabilities		98.5%			109.1%
_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $68.4 million and $59.1 million for the three months ended September 30, 2009 and 2008, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $37.2 million and $29.9 million for the three months ended September 30, 2009 and 2008, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively.

	September 30, 2009	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.84%	$271,674	$12,126	5.97%	$203,310	$9,937	6.53%
Other residential	6.19	125,779	5,862	6.23	105,115	5,338	6.78
Commercial real estate	6.39	577,093	28,126	6.52	479,364	24,243	6.76
Construction	5.73	576,858	24,442	5.67	669,609	32,342	6.45
Commercial business	5.30	145,164	7,063	6.51	172,097	7,966	6.18
Other loans	7.10	198,989	9,087	6.11	175,519	8,822	6.71
Industrial revenue bonds	6.25	62,719	3,207	6.84	53,780	2,745	6.82

Total loans receivable	6.27	1,958,276	89,913	6.14	1,858,794	91,393	6.57

Investment securities and other interest- earning assets	3.80	893,293	24,292	3.64	491,339	17,635	4.79

Total interest-earning assets	5.55	2,851,569	114,205	5.35	2,350,133	109,028	6.20
Non-interest-earning assets:
Cash and cash equivalents		237,961			68,706
Other non-earning assets		202,719			72,449
Total assets		$3,292,249			$2,491,288

Interest-bearing liabilities:
Interest-bearing demand and savings	0.93	$579,361	4,638	1.07	$516,734	7,119	1.84
Time deposits	2.55	1,616,818	37,017	3.06	1,219,780	38,352	4.20
Total deposits	2.08	2,196,179	41,655	2.54	1,736,514	45,471	3.50
Short-term borrowings and structured repo	1.62	401,228	4,953	1.65	244,435	4,255	2.33
Subordinated debentures issued to capital trust	2.07	30,929	626	2.71	30,929	1,097	4.74
FHLB advances	2.82	198,607	3,890	2.62	137,245	3,864	3.76

Total interest-bearing liabilities	2.08	2,826,943	51,124	2.41	2,149,123	54,687	3.40
Non-interest-bearing liabilities:
Demand deposits		196,574			149,446
Other liabilities		10,939			10,671
Total liabilities		3,034,456			2,309,240
Stockholders’ equity		257,793			182,048
Total liabilities and stockholders’ equity		$3,292,249			$2,491,288

Net interest income:
Interest rate spread	3.47%		$63,081	2.94%		$54,341	2.80%
Net interest margin*				2.96%			3.09%
Average interest-earning assets to average interest-bearing liabilities		100.9%			109.4%
_____________________
Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $70.1 million and $65.3 million for the nine months ended September 30, 2009 and 2008, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $38.2 million and $30.7 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income on tax-exempt assets included in this table was $3.8 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.3 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively.

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

	Three Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$444	$1,910	$2,354
Investment securities and other interest-earning assets	(2,787)	5,095	2,308
Total interest-earning assets	(2,343)	7,005	4,662
Interest-bearing liabilities:
Demand deposits	(644)	632	(12)
Time deposits	(5,494)	4,439	(1,055)
Total deposits	(6,138)	5,071	(1,067)
Short-term borrowings and structured repo	(550)	724	174
Subordinated debentures issued to capital trust	(165)	--	(165)
FHLBank advances	(642)	954	312
Total interest-bearing liabilities	(7,495)	6,749	(746)
Net interest income	$5,152	$256	$5,408

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,614)	$134	$(1,480)
Investment securities and other interest-earning assets	(1,807)	8,464	6,657
Total interest-earning assets	(3,421)	8,598	5,177
Interest-bearing liabilities:
Demand deposits	(3,493)	1,012	(2,481)
Time deposits	(2,295)	960	(1,335)
Total deposits	(5,788)	1,972	(3,816)
Short-term borrowings and structured repo	(36)	734	698
Subordinated debentures issued to capital trust	(471)	--	(471)
FHLBank advances	(197)	223	26
Total interest-bearing liabilities	(6,492)	2,929	(3,563)
Net interest income	$3,071	$5,669	$8,740

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2009, the Company had commitments of approximately $11.8 million to fund loan originations, $199.9 million of unused lines of credit and unadvanced loans, and $14.5 million of outstanding letters of credit.

At September 30, 2009, the Company had committed to purchase a total of $20.2 million of federal and state low income tax credits related to the construction of houses or apartments as part of three unrelated projects. The Company will invest $14.2 million to acquire these credits. None of these transactions involve related parties of the Company.

Subsequent to September 30, 2009, the Company committed to purchase a total of $11.4 million of federal and state low income tax credits related to the construction of houses or apartments as part of two unrelated projects. The Company will invest $8.3 million to acquire these credits. None of these transactions involve related parties of the Company.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as exploring ways to increase capital either by retained earnings or other means.

At September 30, 2009, the Company's total stockholders' equity was $286.3 million, or 7.7% of total assets. At September 30, 2009, common stockholders' equity was $230.4 million, or 6.2% of total assets, equivalent to a book value of $17.19 per common share. Total stockholders’ equity at December 31, 2008, was $234.1 million, or 8.8% of total assets. At December 31, 2008, common stockholders' equity was $178.5 million, or 6.7% of total assets, equivalent to a book value of $13.34 per common share. Common stockholders’ equity increased $51.9 million, or 29.2%, in the nine months ended September 30, 2009.

At September 30, 2009, the Company’s tangible common equity to total assets ratio was 6.0% as compared to 6.6% at December 31, 2008, due to increased assets from the FDIC-assisted acquisitions and increases in cash equivalents and investments. The Company’s tangible common equity to total risk-weighted assets ratio was 11.0% at September 30, 2009.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2009, the Bank's Tier 1 risk-based capital ratio was 12.44%, total risk-based capital ratio was 13.70% and the Tier 1 leverage ratio was 7.73%. As of September 30, 2009, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2009, the Company's Tier 1 risk-based capital ratio was 14.61%, total risk-based capital ratio was 15.87% and the leverage ratio was 9.07%. As of September 30, 2009, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

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

At September 30, 2009 (and more recent information as of November 3, 2009), the Company had these available secured lines and on-balance sheet liquidity:

	September 30, 2009	November 3, 2009
Federal Home Loan Bank line	$176.7 million	$235.1 million
Federal Reserve Bank line	$217.8 million	$218.2 million
Interest-Bearing and Non-Interest-Bearing Deposits	$472.9 million	$407.9 million
Unpledged Securities	$1.7 million	$31.9 million

Statements of Cash Flows. During the nine months ended September 30, 2009 and 2008, respectively, the Company had positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during the nine months ended September 30, 2009, and negative cash flows from investing activities during the nine months ended September 30, 2008. The Company experienced negative cash flows from financing activities during the nine months ended September 30, 2009, and positive cash flows from financing activities during the nine months ended September 30, 2008.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $48.7 million and $37.3 million during the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, investing activities provided cash of $389.2 million primarily due to the cash received from the purchase of additional business units and the repayment of loans. During the nine months ended September 30, 2008, investing activities used cash of $110.5 million primarily due to the net increase of investment securities and loans in this period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as stock repurchases and dividend payments to stockholders. Financing activities used $53.8 million during the nine months ended September 30, 2009 and provided $115.7 million during the nine months ended September 30, 2008. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the three months ended September 30, 2009, the Company declared a common stock cash dividend of $0.18 per share (which was paid in October 2009), or 9% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2009). During the three months ended September 30, 2008, the Company declared a common stock cash dividend of $0.18 per share (which was paid in October 2008), and paid a common stock cash dividend of $0.18 per share (which was declared in June 2008). During the nine months ended September 30, 2009, the Company declared common stock cash dividends of $0.54 per share, or 16% of net income per common diluted share for that nine month period, and paid common stock cash dividends of $0.54 per share. During the nine months ended September 30, 2008, the Company declared common stock cash dividends of $0.54 per share, and paid common stock cash dividends of $0.54 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.

Our participation in the CPP currently precludes us from increasing our common stock cash dividend above $0.18 per share without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, the Company also paid a preferred stock cash dividend of $564,000 on February 17, 2009, paid a preferred stock cash dividend of $725,000 on May 15, 2009, and paid a preferred stock cash dividend of $725,000 on August 15, 2009. Quarterly payments of $725,000 will be due through the dividend payment date on February 15, 2014, as long as the preferred stock is outstanding.  On each dividend payment date thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three and nine months ended September 30, 2009, the Company did not repurchase any shares of its common stock. During the three and nine months ended September 30, 2009, the Company issued 12,654 shares of stock at an average price of $13.27 per share and 17,416 shares of stock at an average price of $13.38 per share, respectively, to cover stock option exercises. During the three months ended September 30, 2008, the Company did not repurchase any shares of its common stock and did not issue any shares of stock to cover stock option exercises. During the nine months ended September 30, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and issued 1,972 shares of stock at an average price of $13.23 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2009, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is negative. Generally, a rate increase by the FRB (which does not appear likely in the near term based on current economic conditions) would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. The operating environment has not been normal and interest cost for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures, therefore we expect the net interest margin will continue to be somewhat compressed. However, if rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease as we have redeemed some of our brokered deposits. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at lower interest rates.

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

From time to time, the Company has entered into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $-0- and $(98,000) of ineffectiveness was recorded in income in the non-interest income caption for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, $244,000 and $1.0 million, respectively, of ineffectiveness was recorded in income in the non-interest income caption. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

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

At September 30, 2009, the notional amount of interest rate swaps outstanding was $-0-. At December 31, 2008, the notional amount of interest rate swaps outstanding was approximately $11.5 million, all of which were in a net settlement receivable position.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2009, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the CPP precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the third quarter of 2009.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2009 – July 31, 2009	---	$	----	---	396,562
August 1, 2009 – August 31, 2009	---	$	----	---	396,562
September 1, 2009 – September 30, 2009	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: November 9, 2009	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2009	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                                                Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)
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

(ii)
The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 11, 2009 is incorporated herein by reference as Exhibit 2.1.

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