Form 10-K
period 2009-12-31
GREAT SOUTHERN BANCORP INC
filed 2010-03-24
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 0-18082

GREAT SOUTHERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State of Incorporation)	(IRS Employer Identification Number)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of Principal Executive Offices)	(Zip Code)

(417) 887-4400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes [X] No [ ]
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
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2009, computed by reference to the closing price of such shares on that date, was $206,701,106.  At March 22, 2010, 13,425,250 shares of the Registrant's common stock were outstanding.

SIGNATURES
INDEX TO EXHIBITS

PART I

ITEM 1.  BUSINESS.

THE COMPANY

Great Southern Bancorp, Inc.

Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a bank holding company and a financial holding company and parent of Great Southern Bank ("Great Southern" or the "Bank"). Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve Board" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company. In 2004, Bancorp was re-incorporated under the laws of the State of Maryland.

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2009, Bancorp's consolidated assets were $3.64 billion, consolidated net loans were $2.08 billion, consolidated deposits were $2.71 billion and consolidated total stockholders' equity was $299 million. The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 72 banking centers located in southwestern and central Missouri, the Kansas City, Missouri area, the St. Louis, Missouri area, eastern Kansas, eastern Nebraska and western and central Iowa. At December 31, 2009, the Bank had total assets of $3.64 billion, net loans of $2.08 billion, deposits of $2.76 billion and stockholders' equity of $285 million, or 7.8% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

Great Southern is principally engaged in the business of originating residential and commercial real estate loans, construction loans, other commercial loans and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

For many years, Great Southern has followed a strategy of emphasizing quality loan origination through residential, commercial and consumer lending activities in its market areas. The goal of this strategy has been to maintain its position as one of the leading providers of financial services in its market area, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans in its portfolio and selling fixed-rate single-family mortgage loans in the secondary market. The Bank continues to place primary emphasis on residential mortgage and other real estate lending while also expanding and increasing its originations of commercial business and consumer loans.

    The corporate office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

Forward-Looking Statements

    When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

    Until 2009, Great Southern’s primary market area encompassed 16 counties in southwestern, western and central Missouri. In 2009, the Company increased its banking center network from 39 to 72 full-service banking centers serving more than 148,000 customer households in four states. The Company accomplished this primarily through two FDIC-assisted transactions which significantly expanded its geographic footprint and customer base in Iowa, Kansas and Nebraska. In addition to the FDIC-assisted transactions, two de novo banking centers were opened in 2009. The Company opened its first retail banking center in the St. Louis metropolitan area, complementing its loan production office and travel agency already serving this market area. A second banking center in Lee’s Summit, Mo., a suburb of the Kansas City metropolitan area, was opened providing added convenience for customers in this market.

    Great Southern’s largest concentration of loans and deposits is in the Springfield, Mo., area. The Company’s growth in 2009 provided greater diversification of its loan and deposit portfolios with additional concentrations in the Kansas City and St. Louis metropolitan markets, the Branson, Mo., area, and the Sioux City and Des Moines, Iowa, markets. Loans and deposits are also generated in banking centers in rural markets in Missouri, Iowa, Kansas and Nebraska. In addition, the Company operates a loan production office in Rogers, Ark., which serves the Northwest Arkansas region.

    As of December 31, 2009, the Company’s total loan portfolio balance, excluding loans covered by FDIC loss sharing agreements, was $1.7 billion. Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans): Springfield ($511 million, 30%); St. Louis ($238 million, 14%); Branson ($205 million, 12%); Northwest Arkansas ($150 million, 9%); Kansas City ($103 million, 6%);  other Missouri regions ($138 million, 8%), and other states ($363 million, 21%). The Company’s balance of its portfolio of loans covered by FDIC loss sharing agreements was $619 million as of December 31, 2009. The FDIC loss sharing agreements, which were a part of the two FDIC-assisted transactions completed in 2009, provide the Company significant protection against losses on the loans in this portfolio. Geographically, the total loan portfolio covered by FDIC loss sharing agreements consists of loans collateralized by pr(real estate and other assets) located in the following regions (including loan balance and percentage of total loans): Iowa ($227 million, 37%); Kansas City ($167 million, 27%); Kansas ($32 million, 5%); other Missouri regions ($34 million, 5%), and other regions ($159 million, 26%).

    According to the January 2010 Federal Reserve Beige Book, general market economic conditions continued to be challenging in the Company’s geographic footprint. Loan demand remained weak with some continued credit quality deterioration in most of the markets. Home sales picked up somewhat with sales of lower-priced homes increasing proportionately more than sales of higher-priced homes, due at least in part to the first-time buyer federal tax credit. Commercial real estate markets remained relatively weak. Unemployment in each of Great Southern’s market areas was below the national unemployment rate, except for the St. Louis metropolitan statistical area, which was slightly above the national rate.

Lending Activities

    General

    From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations merged with larger institutions and changed their business practices or moved operations away from the Springfield, Mo. area, and others consolidated operations from the Springfield, Mo. area to larger cities. This provided Great Southern expanded opportunities in residential and commercial real estate lending as well as in the origination of commercial business and consumer loans, primarily in indirect automobile lending.

    In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2009, the balance of participation loans purchased and held in portfolio, excluding those covered by loss sharing agreements, was $25.7 million, or 1.5% of the total loan portfolio. None of these participation loans were non-performing at December 31, 2009.

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

Another principal lending activity of Great Southern is the origination of commercial real estate and commercial construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounted for approximately 38% of the combined portfolio, excluding those commercial real estate and commercial construction loans covered by loss sharing agreements, at December 31, 2009. For the portfolio of loans covered by loss sharing agreements, commercial real estate and commercial construction loans accounted for approximately 10% of the combined portfolio at December 31, 2009.

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

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential property. Typically, private mortgage insurance is required for loan amounts above the 80% level. For commercial real estate and other residential real property loans, Great Southern may loan up to a maximum of 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, as chairman of the committee, and other senior officers of the Bank involved in lending activities.

Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has concentrated its lending efforts in Missouri and Northern Arkansas, with the largest concentration of its lending activity being in southwestern and central Missouri. As a result of the acquisitions in 2009, the Bank has significant lending activity in Iowa, Kansas and Nebraska, as well. In addition, the Bank has made loans, secured primarily by commercial real estate, in other states, primarily Oklahoma, Texas, Colorado and Minnesota.

Acquired Loans and Loss Sharing Agreements

    TeamBank

    On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

    The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.

    The Bank recorded a preliminary one-time gain of $27.8 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805 (SFAS No. 141 (R), Business Combinations). FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. Subsequent to the initial fair value estimate calculations in the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 20, 2009, which resulted in adjustments to the initial fair value estimates. Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in increased fair value estimates of the acquired loan pools. The fair values of these loan pools were adjusted and the provisional fair values finalized. These adjustments resulted in a $16.1 million increase to the initial one-time gain of $27.8 million. Thus, the final gain was $43.9 million related to the fair value of the acquired assets and assumed liabilities. This gain was included in Non-Interest Income in the Company's Consolidated Statement of Operations for the year ended December 31, 2009.

    The Bank originally recorded the fair value of the acquired loans at their preliminary fair value of $222.8 million and the related FDIC indemnification asset was originally recorded at its preliminary fair value of $153.6 million. As discussed above, these initial fair values were adjusted during the measurement period, resulting in a final fair value at the acquisition date of $264.4 million for acquired loans and $128.3 million for the FDIC indemnification asset.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2009 since acquisition was $966,000.  No reclassifications were made in 2009 from nonaccretable discount to accretable discount.

    In addition to the loan and FDIC indemnification assets noted above, the acquisition consisted of assets with a fair value of approximately $628.2 million, including $111.8 million of investment securities, $83.4 million of cash and cash equivalents, $2.9 million of foreclosed assets and $3.9 million of FHLB stock. Liabilities with a fair value of $610.2 million were also assumed, including $515.7 million of deposits, $80.9 million of FHLB advances and $2.3 million of repurchase agreements with a commercial bank. A customer-related core deposit intangible asset of $2.9 million was also recorded.  In addition to the excess of liabilities over assets, the Bank received approximately $42.4 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC.

   Vantus Bank

    On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

    The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $62.2 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in an initial preliminary gain of $45.9 million, which was included in Non-Interest Income in the Company's Consolidated Statement of Operations for the year ended December 31, 2009. The Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded. The Company has not yet finalized its analysis of these assets and, therefore, adjustments to the recorded carrying values may occur.

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

    At the time of these acquisitions, the Company determined the fair value of the loan portfolios based on several assumptions. Factors considered in the valuations were projected cash flows for the loans, type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan was amortizing. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. Management also estimated the amount of credit losses that were expected to be realized for the loan portfolios. The discounted cash flow approach was used to value each pool of loans. For non-performing loans, fair value was estimated by calculating the present value of the recoverable cash flows using a discount rate based on comparable corporate bond rates. This valuation of the acquired loans is a significant component leading to the valuation of the loss sharing assets recorded.

    The loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should the Bank choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool (as discussed above) and the loss sharing percentages outlined in the Purchase and Assumption Agreement with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The loss sharing asset is also separately measured from the related foreclosed real estate.

   Method of Accounting for Loans Acquired in a Business Combination

    FASB ASC 310-30 (AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310-30 must be applied to all loans which meet its specific criteria and prohibits carrying over or creating an allowance for loan losses upon initial recognition.

    For loans acquired through a business combination that do not meet the specific criteria of ASC 310-30, there is an issue as to the method of recognition of the discount accretion for these loans receivable that:

       ●  were acquired in a business combination or asset purchase;
       ●  resulted in recognition of a discount attributable, at least in part, to credit quality; and
       ●  were not subsequently accounted for at fair value.

    The discount relating to such acquired loans must be accounted for subsequently through accretion. One accounting policy method of recognizing this discount accretion is based on the acquired loans' contractual cash flow, as described in the guidance for accounting for loan origination fees and costs that is included in FASB ASC 310-20 (FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases). This method would accrete to income the entire discount recorded on the acquired loans over the life of the loans, regardless of whether the discount is attributable, at least in part, to credit quality.

    A second accounting policy method of recognizing this discount accretion is based on the acquired loans’ expected cash flow, as described in the guidance for accounting for loans acquired in a transfer that have deteriorated in credit quality since origination that is included in FASB ASC 310-30. Applying the guidance in FASB 310-30 for interest income would result in recognition of the difference between the initial recorded investment and the loans’ expected principal and interest cash flows using the interest method. This application would not accrete to income the portion of the discount that is attributable to credit quality. The Company has used this accounting method to account for loans acquired through a business combination that do not meet the specific criteria of ASC 310-30.

    It is our understanding that representatives from the AICPA and the Accounting Standards Executive Committee have reviewed this practice issue with representatives of the Securities and Exchange Commission (SEC) to determine the appropriate accounting method(s). It is our further understanding that, in the absence of further standard setting, for acquired loans that do not meet the specific criteria of FASB ASC 310-30 the SEC would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows, as long as that policy is applied consistently.

Loan Portfolio Composition

The following tables set forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles and are qualified by reference to the Company's Consolidated Financial Statements and the notes thereto contained in Item 8 of this report.

During the year ended December 31, 2009, the Bank acquired loans through two FDIC-assisted transactions involving TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas, and Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.  The loans acquired are covered by loss sharing agreements between the FDIC and the Bank which afford the Bank significant protection from potential principal losses.  Because of these loss sharing agreements, the composition of former TeamBank and Vantus Bank loans is shown below in tables separate from the legacy Great Southern portfolio. These loans were initially recorded at their fair value at the acquisition date and are recorded by the Company at their discounted value.

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$248,892	14.1%	$226,796	12.4%	$191,970	9.1%	$176,630	9.1%	$173,135	9.7%
Other residential (multi-family)	185,757	10.5	127,122	7.0	87,177	4.1	73,366	3.8	105,845	6.0
Commercial and industrial revenue bonds	633,373	35.9	536,963	29.4	532,797	25.3	529,046	27.4	553,195	31.2
Residential Construction:
One- to four-family	147,367	8.3	230,862	12.6	318,131	15.1	347,287	18.0	246,912	13.9
Other residential	22,012	1.3	64,903	3.6	83,720	4.0	69,077	3.6	72,262	4.1
Commercial construction	187,663	10.7	309,200	16.9	517,208	24.6	443,286	22.9	382,651	21.6

Total real estate loans	1,425,064	80.8	1,495,846	81.9	1,731,003	82.2	1,638,692	84.8	1,534,000	86.5

Other Loans:
Consumer loans:
Guaranteed student loans	10,808	.6	7,066	.4	3,342	.2	3,592	.2	3,345	.2
Automobile, boat, etc.	126,227	7.2	132,344	7.2	112,984	5.4	96,242	5.0	84,092	4.7
Home equity and improvement	47,954	2.7	50,672	2.8	44,287	2.1	42,824	2.2	48,992	2.8
Other	1,330	.1	1,315	.1	4,161	.2	2,152	.1	1,371	.1

Total consumer loans	186,319	10.6	191,397	10.5	164,774	7.9	144,810	7.5	137,800	7.8
Other commercial loans	151,278	8.6	139,592	7.6	207,059	9.9	149,593	7.7	102,034	5.7

Total other loans	337,597	19.2	330,989	18.1	371,833	17.8	294,403	15.2	239,834	13.5

Total loans	1,762,661	100.0%	1,826,835	100.0%	2,102,836	100.0%	1,933,095	100.0%	1,773,834	100.0%

Less:
Loans in process	54,729		73,855		254,562		229,794		233,213
Deferred fees and discounts	2,161		2,126		2,704		2,425		1,902
Allowance for loan losses	40,101		29,163		25,459		26,258		24,549

Total loans receivable, net	$1,665,670		$1,721,691		$1,820,111		$1,674,618		$1,514,170

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31, 2009
	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$35,146	17.6%
Other residential (multi-family)	7,992	4.0
Commercial and industrial revenue bonds	93,942	47.0
Construction	32,043	16.1

Total real estate loans	169,123	84.7

Other Loans:
Consumer loans:
Home equity and improvement	6,511	3.2
Other	2,521	1.3

Total consumer loans	9,032	4.5

Other commercial loans	21,619	10.8

Total other loans	30,651	15.3

Total loans	$199,774	100.0%

Former Vantus Bank Loan Portfolio Composition:

	December 31, 2009
	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$64,430	28.5%
Other residential (multi-family)	19,241	8.5
Commercial and industrial revenue bonds	71,963	31.9
Construction	10,550	4.7

Total real estate loans	166,184	73.6

Other Loans:
Consumer loans:
Guaranteed student loans	1,063	0.5
Home equity and improvement	9,353	4.1
Other	35,030	15.5

Total consumer loans	45,446	20.1

Other commercial loans	14,320	6.3

Total other loans	59,766	26.4

Total loans	$225,950	100.0%

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank and Vantus Bank represent unpaid principal balances, gross of fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$92,164	5.2%	$71,990	3.9%	$48,790	2.3%	$33,378	1.7%	$22,269	1.3%
Other residential	79,152	4.5	44,436	2.4	34,798	1.7	31,575	1.6	38,473	2.2
Commercial	211,862	12.0	185,631	10.2	158,223	7.5	117,701	6.1	130,316	7.3
Residential construction:
One- to four- family	26,547	1.5	22,054	1.2	17,872	.8	9,740	.5	18,224	1.0
Other residential	2,693	0.2	7,977	.5	4,040	.2	10,946	.6	16,166	.9
Commercial construction	29,941	1.7	22,897	1.3	12,483	.6	8,495	.4	13,980	.8

Total real estate loans	442,359	25.1	354,985	19.5	276,206	13.1	211,835	10.9	239,428	13.5
Consumer loans	139,812	7.9	142,848	7.8	123,232	5.9	104,789	5.4	91,639	5.2
Other commercial loans	43,271	2.5	27,653	1.5	33,903	1.6	26,173	1.4	20,374	1.1

Total fixed-rate loans	625,442	35.5	525,486	28.8	433,341	20.6	342,797	17.7	351,441	19.8

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	156,728	8.9	154,806	8.5	143,180	6.8	143,252	7.4	150,866	8.5
Other residential	106,605	6.1	82,686	4.6	52,379	2.5	41,791	2.2	67,372	3.8
Commercial	421,511	23.9	351,332	19.2	374,574	17.8	411,346	21.3	422,879	23.8
Residential construction:
One- to four-family	121,312	6.9	208,808	11.4	300,259	14.3	337,547	17.4	228,688	12.9
Other residential	19,319	1.1	56,926	3.1	79,680	3.8	58,131	3.0	56,096	3.2
Commercial construction	157,229	8.9	286,303	15.6	504,725	24.0	434,791	22.5	368,671	20.8

Total real estate loans	982,704	55.8	1,140,861	62.4	1,454,797	69.2	1,426,858	73.8	1,294,572	73.0
Consumer loans	46,508	2.6	48,549	2.7	41,542	2.0	40,020	2.1	46,161	2.6
Other commercial loans	108,007	6.1	111,939	6.1	173,156	8.2	123,420	6.4	81,660	4.6

Total adjustable-rate loans	1,137,219	64.5	1,301,349	71.2	1,669,495	79.4	1,590,298	82.3	1,422,393	80.2

Total loans	1,762,661	100.0%	1,826,835	100.0%	2,102,836	100.0%	1,933,095	100.0%	1,773,834	100.0%
Less:
Loans in process	54,729		73,855		254,562		229,794		233,213
Deferred fees and discounts	2,161		2,126		2,704		2,425		1,902
Allowance for loan losses	40,101		29,163		25,459		26,258		24,549

Total loans receivable, net	$1,665,670		$1,721,691		$1,820,111		$1,674,618		$1,514,170

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31, 2009
	Amount	%
	(Dollars in thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$20,449	6.3%
Other residential	5,955	1.8
Commercial	65,801	20.1
Construction	41,305	12.6

Total real estate loans	133,510	40.8
Consumer loans	2,450	0.8
Other commercial loans	16,028	4.9

Total fixed-rate loans	151,988	46.5

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	23,466	7.2
Other residential	2,126	0.7
Commercial	64,414	19.7
Construction	65,615	20.1

Total real estate loans	155,621	47.7
Consumer loans	7,606	2.3
Other commercial loans	11,553	3.5

Total adjustable-rate loans	174,780	53.5

Total loans	$326,768	100.0%

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31, 2009
	Amount	%
	(Dollars in thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$47,653	16.4%
Other residential	9,086	3.1
Commercial	47,845	16.4
Construction	8,658	3.0

Total real estate loans	113,242	38.9
Consumer loans	38,459	13.2
Other commercial loans	7,218	2.5

Total fixed-rate loans	158,919	54.6

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	25,419	8.7
Other residential	12,568	4.3
Commercial	49,896	17.2
Construction	9,145	3.2

Total real estate loans	97,028	33.4
Consumer loans	14,950	5.1
Other commercial loans	20,039	6.9

Total adjustable-rate loans	132,017	45.4

Total loans	$290,936	100.0%

The following tables present the contractual maturities of loans at December 31, 2009. Amounts shown for TeamBank and Vantus Bank represent upaid principal balances, gross of fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$62,828	$51,855	$134,209	$248,892
Other residential	86,252	76,250	23,255	185,757
Commercial	265,844	267,411	100,118	633,373
Residential construction:
One- to four- family	125,413	17,129	5,317	147,859
Other residential	18,380	939	2,693	22,012
Commercial construction	142,785	42,485	1,900	187,170
Total real estate loans	701,502	456,069	267,492	1,425,063
Other Loans:
Consumer loans:
Guaranteed student loans	10,808	---	---	10,808
Automobile	18,771	39,342	68,115	126,228
Home equity and improvement	3,811	15,812	28,331	47,954
Other	1,330	---	---	1,330
Total consumer loans	34,720	55,154	96,446	186,320
Other commercial loans	55,834	60,920	34,524	151,278
Total other loans	90,554	116,074	130,970	337,598
Total loans	$792,056	$572,143	$398,462	$1,762,661

As of December 31, 2009, loans due after December 31, 2010 with fixed interest rates totaled $446.9 million and loans due after December 31, 2010 with adjustable rates totaled $523.7 million.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$25,922	$12,375	$5,618	$43,915
Other residential	6,529	756	796	8,081
Commercial	101,954	23,903	4,358	130,215
Construction	104,336	2,584	---	106,920
Total real estate loans	238,741	39,618	10,772	289,131
Other Loans:
Consumer loans:
Home equity and improvement	9	1,222	6,360	7,591
Other	555	1,885	25	2,465
Total consumer loans	564	3,107	6,385	10,056
Other commercial loans	21,956	5,571	54	27,581
Total other loans	22,520	8,678	6,439	37,637
Total loans	$261,261	$48,296	$17,211	$326,768

As of December 31, 2009, loans due after December 31, 2010 with fixed interest rates totaled $37.6 million and loans due after December 31, 2010 with adjustable rates totaled $27.9 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate Loans:
Residential
One- to four- family	$2,188	$19,023	$51,861	$73,072
Other residential	2,666	11,323	7,665	21,654
Commercial	24,254	33,053	40,434	97,741
Construction	15,004	2,462	337	17,803
Total real estate loans	44,112	65,861	100,297	210,270
Other Loans:
Consumer loans:
Guaranteed student loans	1,063	---	---	1,063
Home equity and improvement	455	---	12,515	12,970
Other	1,352	8,343	29,681	39,376
Total consumer loans	2,870	8,343	42,196	53,409
Other commercial loans	13,704	8,820	4,733	27,257
Total other loans	16,574	17,163	46,929	80,666
Total loans	$60,686	$83,024	$147,226	$290,936

As of December 31, 2009, loans due after December 31, 2010 with fixed interest rates totaled $127.9 million and loans due after December 31, 2010 with adjustable rates totaled $102.4 million.

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

Management is aware of the risk that the Bank may be negatively affected by environmentally contaminated collateral and attempts to control this risk through commercially reasonable methods, consistent with guidelines arising from applicable government or regulatory rules and regulations, and to a more limited extent, publications of the lending industry. Management currently is unaware (without, in many circumstances, specific inquiry or investigation of existing collateral, some of which was accepted as collateral before risk controlling measures were implemented) of any environmental contamination of real property securing loans in the Bank's portfolio that would subject the Bank to any material risk. No assurance can be made, however, that the Bank will not be adversely affected by environmental contamination.

      Residential Real Estate Lending

At December 31, 2009 and 2008, loans secured by residential real estate, excluding that which is under construction and excluding those covered by loss sharing agreements, totaled $435 million and $354 million, respectively, and represented approximately 20.0% and 19.4%, respectively, of the Bank's total loan portfolio. At December 31, 2009, loans secured by residential real estate and covered by loss sharing agreements totaled $127 million and represented approximately 5.8% of the Bank’s total loan portfolio.  Compared to historical levels, market rates for fixed rate mortgages were low during the years ended December 31, 2003 and 2004. This caused a higher than normal level of refinancing of adjustable-rate loans into fixed-rate loans primarily during 2003 and the early portion of 2004, most of which were sold in the secondary market, and accounted for the decline in the Bank's one- to four-family residential real estate loan portfolio prior to 2004. As rates began to move up in 2004 through 2007, fewer loans were refinanced and paid off early. In addition, in some instances borrowers opted for adjustable-rate loans which the Bank generally retains in its portfolio. The Bank's one- to four-family residential real estate loan portfolio increased significantly in 2008 and 2009 as interest rates were falling and the Bank originated more adjustable-rate loans which it retained. Other residential real estate loan balances decreased in 2005 and 2006, primarily as a result of loans secured by apartments and other multi-family units being refinanced elsewhere. Other residential real estate loan balances increased somewhat in 2007 and more significantly in 2008 and 2009, as there was less competition to finance these projects by non-bank entities.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon changes in the average of interbank offered rates for twelve month U.S. Dollar-denominated deposits in the London Market (LIBOR) or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annual adjustments as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to five years).

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Many of these loans experienced upward interest rate adjustments in 2006 and 2007; however, the indices used by Great Southern for these types of loans decreased in 2008 and 2009. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate. Prior to 2008, the Bank did not experience a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions.  However, in 2008 and 2009 delinquencies on mortgage loans increased.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s. Great Southern does commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Given the current state of the U. S. economy and real estate markets, Great Southern expects to generally maintain the current percentage of commercial real estate loans in its total loan portfolio subject to commercial real estate and other market conditions and to applicable regulatory restrictions. Great Southern had seen its commercial real estate loan portfolio balance remain fairly constant since December 31, 2006. However, in 2009, its commercial real estate loan portfolio balance increased significantly. This was primarily the result of commercial construction projects being completed and the loans transferring to permanent status in the commercial real estate category. Great Southern has seen a significant decrease in its commercial construction loan portfolio since December 31, 2007. This trend is expected to continue in 2010. See "Government Supervision and Regulation" below.

At December 31, 2009 and 2008 loans secured by commercial real estate, excluding that which is under construction and excluding loans covered under loss sharing agreements, totaled $633 million and $537 million, respectively, or approximately 29.1% and 29.4%, respectively, of the Bank's total loan portfolio. At December 31, 2009, loans secured by commercial real estate and covered by loss sharing agreements totaled $166 million and represented approximately 7.6% of the Bank’s total loan portfolio.  In addition, at December 31, 2009 and 2008, construction loans, excluding loans covered under loss sharing agreements, secured by projects under construction and the land on which the projects are located aggregated $357 million and $605 million, respectively, or 16.4% and 33.1%, respectively, of the Bank's total loan portfolio. At December 31, 2009, construction loans covered by loss sharing agreements totaled $43 million and represented approximately 2.0% of the Bank’s total loan portfolio.  The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

The Bank's commercial real estate, construction and other residential loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2009, excluding loans covered by loss sharing agreements. These collateral types represent the six highest percentage concentrations of commercial real estate, construction and other residential loan types to the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2009
	(Dollars in thousands)

Apartments	$156,883	8.9%	$479
Health Care Facilities	$156,149	8.9%	$0
Motels/Hotels	$122,359	6.9%	$1,364
Retail (Varied Projects)	$110,565	6.3%	$2,925
Subdivisions	$90,847	5.2%	$2,206
Condominiums	$71,187	4.0%	$0

The Bank's commercial real estate loans and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2009, this limit was approximately $73.5 million. See "Government Supervision and Regulation." At December 31, 2009, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2009, the Bank's largest relationship for purposes of this limit totaled $35.3 million. All loans included in this relationship were current at December 31, 2009.

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

Other Commercial Lending

At December 31, 2009 and 2008, respectively, Great Southern had $151 million and $140 million in other commercial loans outstanding, excluding loans covered by loss sharing agreements, or 6.9% and 7.6%, respectively, of the Bank's total loan portfolio. At December 31, 2009, other commercial loans covered by loss sharing agreements totaled $36 million and represented approximately 1.7% of the Bank’s total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, other commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. Commercial loans are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of other commercial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri. With the acquisitions in 2009, geographic concentrations for commercial loans expanded to include the greater Kansas City, Mo. area and western and central Iowa.  Great Southern intends to continue its commercial lending in all of these geographic areas.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2009, Great Southern had 100 letters of credit outstanding in the aggregate amount of $16.2 million. Approximately 79% of the aggregate amount of these letters of credit were secured, including one $4.2 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds.

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

           Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans, excluding those covered by loss sharing agreements, totaled $186 million and $191 million at December 31, 2009 and 2008, respectively, or 8.6% and 10.5%, respectively, of the Bank's total loan portfolio.  At December 31, 2009, consumer loans covered by loss sharing agreements totaled $54 million and represented approximately 2.5% of the Bank’s total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. While the Bank’s initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including boats and manufactured homes.  At December 31, 2009 and 2008, the Bank had $155.6 million and $129.6 million, respectively, of indirect auto, boat, modular home and recreational vehicle loans in its portfolio, excluding those loans covered by loss sharing agreements.  Of this total, $31.5 million are loans which are covered by loss sharing agreements.

    Student loans are underwritten in compliance with the regulations of the U.S. Department of Education for the Federal Family Education Loan Programs ("FFELP"). The FFELP loans are administered and guaranteed by the Missouri Coordinating Board for Higher Education as long as the Bank complies with the regulations. The Bank has contracted with the Missouri Higher Education Loan Authority (the "MOHELA") to originate and service these loans and to purchase these loans during the grace period immediately prior to the loans beginning their repayment period. This repayment period generally commences at the time the student graduates or does not maintain the required hours of enrollment.  An insignificant amount of student loans acquired through the Vantus Bank FDIC-assisted transaction are guaranteed by Iowa Student Loans while the majority of these acquired student loans have no government guarantee.  At the September 4, 2009 acquisition date, the Company acquired $1.9 million of student loans, of which $842,000 were guaranteed by Iowa Student Loans.  At December 31, 2009, the remaining balance of these student loans was $1.1 million, of which $58,000 were guaranteed.

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

    Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate and commercial construction loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding those loans acquired and covered by loss sharing agreements with the FDIC, the Bank purchased $10.4 million of these loans in the fiscal year ended December 31, 2009 and $7.4 million in the fiscal year ended December 31, 2008. Of the total $25.7 million of purchased participation loans outstanding at December 31, 2009, $9.3 million was purchased from one institution, secured by one property located in Texas. None of these loans were non-performing at December 31, 2009. At December 31, 2009, loans which were covered by loss sharing agreements with the FDIC included purchased and participation loans of $93.9 million.  This represents the undiscounted balance of these loans.

    There have been no whole loan purchases by the Bank in the last five years. The Bank's total loan portfolio consisted of purchased whole loans of approximately $155,000, or 0.01% for the years ended December 31, 2009 and 2008.

    From time to time, Great Southern also sells non-residential loan participations generally without recourse to private investors, such as other banks, thrift institutions and life insurance companies (participants). The sales transaction is governed by a participation agreement entered into by the originator (Great Southern) and participant containing guidelines as to ownership, control and servicing rights, among others. Great Southern retains servicing rights for these participations sold. These participations are sold with a provision for repurchase upon breach of representation, warranty or covenant.

    Great Southern also sells whole residential real estate loans without recourse to Freddie Mac and Fannie Mae as well as private investors, such as other banks, thrift institutions, mortgage companies and life insurance companies.  Whole real estate loans are sold with a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. However, residential real estate loans sold in recent years have primarily been with Great Southern releasing control of the servicing of the loans.

    The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $191.7 million, $93.5 million and $76.2 million during fiscal 2009, 2008 and 2007, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

    Great Southern also sells guaranteed student loans to MOHELA. These loans are sold for cash in amounts equal to the unpaid principal amount of the loans and a premium based on average borrower indebtedness. Great Southern does not underwrite these loans. Students work with their respective colleges' or universities' financial aid offices to secure these loans directly from MOHELA, with all underwriting performed by MOHELA and the financial aid offices. Periodically, MOHELA sells loans to financial institutions such as Great Southern for a short time. Great Southern then holds the loans for a short period and sells the loans back to MOHELA. This is all done without recourse unless the Bank engaged in some action that would constitute gross misconduct.  As a result of the Vantus Bank FDIC-assisted transaction, an insignificant amount of guaranteed student loans are also sold to Iowa Student Loans under terms similar to those described above for student loans sold to MOHELA.

    The Bank sold guaranteed student loans in aggregate amounts of $9.3 million, $0.6 million and $3.0 million during fiscal 2009, 2008 and 2007, respectively. Sales of guaranteed student loans generally can be beneficial to the Bank since these sales remove the burdensome servicing requirements of these types of loans once the borrower begins repayment.

    Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2009, 2008 and 2007 were $2.9 million, $1.4 million and $1.0 million, respectively. Of these amounts, $80,000, $11,000 and $53,000, respectively, were gains from the sale of guaranteed student loans and $2.8 million, $1.4 million and $984,000, respectively, were gains from the sale of fixed-rate residential loans.

    Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $264.8 million and $87.1 million at December 31, 2009 and 2008, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to the Bank for the years ended December 31, 2009, 2008 and 2007, of $203,000, $52,000 and $50,000, respectively.

    In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $813,000, $1.0 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310 (SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases).  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at December 31, 2009, excluding those loans covered by loss sharing agreements with the FDIC.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	123	$10,579	25%
Other residential	4	7,168	17
Commercial	10	3,979	9
Construction or development	16	17,843	42
Consumer and overdrafts	818	2,753	6
Other commercial	10	551	1
Total	981	$42,873	100%

The following table sets forth our loans delinquent 30 - 89 days by type, number, amount (net of discounts) and percentage of type at December 31, 2009, for those loans covered by loss sharing agreements with the FDIC.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	88	$804	30%
Other residential	1	86	3
Commercial	11	1,116	41
Construction or development	4	454	17
Consumer and overdrafts	16	61	2
Other commercial	23	193	7
Total	143	$2,714	100%

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful."  "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as "doubtful," have all the weaknesses inherent in those classified as "substandard" with the added characteristics that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as "special mention" assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2009, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions which are covered by loss sharing agreements.  The allowance for loan losses reflected below is the portion of the Bank's total allowance for loan losses that relates to these classified loans. There were no significant off- balance sheet items classified at December 31, 2009.

Asset Category	Substandard	Doubtful		Loss		Total Classified	Allowance for Losses
	(Dollars in thousands)

Investment securities	$1,789	$	---	$	---	$1,789	$	---
Loans	75,725		---		---	75,725		10,415
Foreclosed assets	38,853		---		---	38,853		---
Total	$116,367	$	---	$	---	$116,367		$10,415

Non-Performing Assets

The table below sets forth the amounts and categories of gross non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank's loan portfolio as of the dates indicated. Loans generally are placed on non-accrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful. For all years presented, the Bank has not had any material troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

Former TeamBank and Vantus Bank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank and September 4, 2009, for Vantus Bank. The total book value of these loans (net of discounts) was $42.6 million at December 31, 2009. The Company does generate some yield on these loans due to the accretion of a portion of the discount on these loans. No material additional losses or changes to these estimated fair values have been identified as of December 31, 2009, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.

	December 31,
	2009		2008		2007		2006	2005
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$6,720		$3,635		$4,836		$1,627	$1,500
One- to four-family construction	373		2,187		1,767		3,931	2,103
Other residential	479		9,344	(1)	561		---	---
Commercial real estate	8,888	(4)	2,480		9,145		6,247	8,368
Other commercial	743		1,220		5,923		4,843	2,123
Commercial construction	8,310	(3)	13,703	(2)	12,935	(1)	2,968	1,049
Consumer	487		315		112		186	237

Total gross non-accruing loans	26,000		32,884		35,279		19,802	15,380

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	103		---		38		---	640
Commercial real estate	---		---		---		59	---
Other commercial	---		---		34		---	---
Commercial construction	---		---		---		121	---
Consumer	387		318		124		261	190
Total loans over 90 days delinquent still accruing interest	490		318		196		441	830

Other impaired loans	---		---		---		---	---

Total gross non-performing loans	26,490		33,202		35,475		20,243	16,210

Foreclosed assets:
One- to four-family residential	5,662		4,810		742		80	---
One- to four-family construction	1,372		3,148		7,701		400	2
Other residential	---		---		---		3,190	---
Commercial real estate	2,143		6,905		5,130		825	76
Commercial construction	28,586		17,050		6,416		2	---

Total foreclosed assets	37,763		31,913		19,989		4,497	78

Repossessions	572		746		410		271	517

Total gross non-performing assets	$64,825		$65,861		$55,874		$25,011	$16,805
Total gross non-performing assets as a percentage of average total assets	1.90%		2.61%		2.39%		1.15%	0.85%

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
(3)
A portion of one relationship is $4.0 million of this total at December 31, 2009.  The total relationship is $5.3 million. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-performing Assets."

(4)	One relationship is $2.8 million of this total at December 31, 2009. See Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-performing Assets."

Gross impaired loans totaled $61.9 million at December 31, 2009 and $45.6 million at December 31, 2008. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 14 "Disclosures About Fair Value of  Financial Instruments" to the Consolidated Financial Statements included in Item 8 for additional information.

For the year ended December 31, 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.9 million. The amount that was included in interest income on these loans was $388,000 for the year ended December 31, 2009. For the year ended December 31, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.9 million. The amount that was included in interest income on these loans was $1.1 million for the year ended December 31, 2008.

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

At December 31, 2009 and 2008, Great Southern had an allowance for losses on loans of $40.1 million and $29.2 million, respectively, of which $16.1 million and $8.2 million, respectively, had been allocated as an allowance for specific loans, including $9.7 million and $3.7 million, respectively, allocated for impaired loans. The allowance and the activity within the allowance during 2009 are discussed further in Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2009		2008		2007		2006		2005
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
One- to four-family residential and construction	$11,698	22.5%	$11,942	25.1%	$6,042	26.2%	$2,029	27.1%	$1,679	23.7%
Other residential and construction	3,006	11.8	2,667	10.5	1,929	8.1	1,436	7.4	2,084	10.0
Commercial real estate	9,281	32.4	4,049	29.4	2,257	22.4	9,363	27.4	9,331	31.2
Commercial construction	9,663	10.7	6,371	16.9	10,266	22.7	9,189	22.9	7,563	21.6
Other commercial	3,590	12.0	1,897	7.6	2,736	12.8	2,150	7.7	2,081	5.7
Consumer and overdrafts	2,863	10.6	2,237	10.5	2,229	7.8	2,091	7.5	1,811	7.8
Total	$40,101	100.0%	$29,163	100.0%	$25,459	100.0%	$26,258	100.0%	$24,549	100.0%

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$29,163	$25,459	$26,258	$24,549	$23,489
Charge-offs:
One- to four-family residential	2,714	1,278	413	164	215
Other residential	1,878	342	---	96	---
Commercial real estate	9,235	886	1,122	310	163
Construction	6,977	7,501	3,564	1,618	570
Consumer, overdrafts and other loans	4,700	4,111	3,568	3,729	3,345
Other commercial	4,935	38,909	202	324	963

Total charge-offs	30,439	53,027	8,869	6,241	5,256

Recoveries:
One- to four-family residential	776	111	24	59	16
Other residential	---	---	16	1	---
Commercial real estate	19	164	40	27	48
Construction	1,207	334	183	41	7
Consumer, overdrafts and other loans	2,173	2,279	2,132	2,290	2,109
Other commercial	1,402	1,643	200	82	111

Total recoveries	5,577	4,531	2,595	2,500	2,291

Net charge-offs	24,862	48,496	6,274	3,741	2,965
Provision for losses on loans	35,800	52,200	5,475	5,450	4,025

Balance at end of period	$40,101	$29,163	$25,459	$26,258	$24,549
Ratio of net charge-offs to average loans Outstanding	1.44%	2.63%	0.35%	0.23%	0.20%

Investment Activities

Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2009 and 2008, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae and FHLBank.

As of December 31, 2009 and 2008, the Bank held approximately $16.3 million and $1.4 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $16.1 million and $1.4 million, respectively. In addition, as of December 31, 2009 and 2008, the Company held approximately $764.3 million and $647.7 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$15,931		$28	$	---	$15,959
Collateralized mortgage obligations	51,221		1,042		527	51,736
Mortgage-backed securities	614,338		18,508		672	632,174
Corporate bonds	49		21		13	57
States and political subdivisions	63,686		705		1,904	62,487
Equity securities	1, 374		504		---	1,878

Total available-for-sale securities	$746,599		$20,808		$3,116	$764,291

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$	---		$365	$14,635
States and political subdivisions	1,290		140		---	1,430

Total held-to-maturity securities	$16,290		$140		$365	$16,065

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$34,968	$32		$244	$34,756
Collateralized mortgage obligations	73,976	585		2,647	71,914
Mortgage-backed securities	480,349	6,029		1,182	485,196
Corporate bonds	1,500	---		295	1,205
States and political subdivisions	55,545	107		2,549	53,103
Equity securities	1,552	---		48	1,504
Total available-for-sale securities	$647,890	$6,753		$6,965	$647,678
HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360	$62	$	---	$1,422

Total held-to-maturity securities	$1,360	$62	$	---	$1,422

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$126,117	$53	$375	$125,795
Collateralized mortgage obligations	39,769	214	654	39,329
Mortgage-backed securities	183,023	1,030	916	183,137
Corporate bonds	1,501	—	25	1,476
States and political subdivisions	62,572	533	453	62,652
Equity securities	12,874	4	239	12,639

Total available-for-sale securities	$425,856	$1,834	$2,662	$425,028

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,420	$88	$—	$1,508

Total held-to-maturity securities	$1,420	$88	$—	$1,508

Additional details of the Company's collateralized mortgage obligations and mortgage-backed securities at December 31, 2009, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collaterialized Mortgage Obligations
FHLMC Fixed	$26,197	$637	$—	$26,834
FHLMC Variable	20	4	—	24
Total FHLMC	26,217	641	—	26,858

FNMA Fixed	11,604	237	—	11,841
FNMA Variable	142	8	2	148
Total FNMA	11,746	245	2	11,989

GNMA Fixed	4,867	96	—	4,963
GNMA Variable	49	6	—	55
Total GNMA	4,916	102	—	5,018

Total Agency	$42,879	$988	$2	$43,865

Nonagency Fixed	$3,250	$10	$2	$3,258
Nonagency Variable	5,092	44	523	4,613
Total Nonagency	8,342	54	525	7,871

Total all collateralized mortgage obligations	$51,221	$1,042	$527	$51,736

Total Fixed	$45,918	$980	$2	$46,896
Total Variable	5,303	62	525	4,840

Total all collateralized mortgage obligations	$51,221	$1,042	$527	$51,736

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage-backed securities:
FHLMC Fixed	$55,623	$1,758	$6	$57,375
FHLMC Hybrid ARM	242,103	8,407	58	250,452
Total FHLMC	297,726	10,165	64	307,827

FNMA Fixed	46,885	1,472	14	48,343
FNMA Hybrid ARM	182,180	6,600	1	188,779
Total FNMA	229,065	8,072	15	237,122

GNMA Fixed	19,128	108	106	19,130
GNMA Hybrid ARM	68,419	163	487	68,095
Total GNMA	87,547	271	593	87,225

Total all mortgage-backed securities	$614,338	$18,508	$672	$632,174

Total Fixed	$121,636	$3,338	$126	$124,848
Total Hybrid ARM	492,702	15,170	546	507,326

Total all mortgage-backed securities	$614,338	$18,508	$672	$632,174

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2009.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars in thousands)
One year or less	$637	4.46%	$642
After one through five years	7,053	4.14%	7,134
After five through ten years	17,737	4.63%	17,830
After ten years	54,239	6.39%	52,897
Securities not due on a single maturity date	665,559	4.56%	683,910
Equity securities	1,374	0.36%	1,878

Total	$746,599	4.68%	$764,291

	One Year or Less		After One Through Five Years	After Five Through Ten Years	After Ten Years		Securities Not Due on a Single Maturity Date		Equity Securities		Total
	(Dollars in thousands)

U.S. government agencies	$	---	$4,023	$11,936	$	---	$	---	$	---	$15,959
Collateralized mortgage obligations		---	---	---		---		51,736		---	51,736
Mortgage-backed securities		---	---	---		---		632,174		---	632,174
States and political subdivisions		642	3,111	5,894		52,840		---		---	62,487
Corporate bonds		---	---	---		57		---		---	57
Equity securities		---	---	---		---		---		1,878	1,878

Total		$642	$7,134	$17,830		$52,897		$683,910		$1,878	$764,291

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2009.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars in thousands)
After five through ten years	$1,190	7.26%	$1,328
After ten years	15,100	6.13%	14,737
Total	$16,290	6.21%	$16,065

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009, 2008 and 2007, respectively:

	2009
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$14,635	$365	$	---	$	---	$14,635	$365
Mortgage-backed securities	102,796	672		---		---	102,796	672
State and political subdivisions	9,876	156		8,216		1,748	18,092	1,904
Corporate bonds	5	13		---		---	5	13
Collateralized mortgage obligations	1,993	385		2,464		142	4,457	527

	$129,305	$1,591		$10,680		$1,890	$139,985	$3,481

	2008
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$29,756	$244	$	---	$	---	$29,756	$244
Mortgage-backed securities	129,048	1,010		8,479		172	137,527	1,182
State and political subdivisions	37,491	1,739		2,124		810	39,615	2,549
Corporate bonds	440	60		766		235	1,206	295
Equity securities	---	---		452		48	452	48
Collateralized mortgage obligations	3,609	232		10,063		2,415	13,672	2,647

	$200,344	$3,285		$21,884		$3,680	$222,228	$6,965

	2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. government agencies	$43,418	$80	$13,524	$295	$56,942	$375
Mortgage-backed securities	22,498	100	62,817	816	85,315	916
Collateralized mortgage obligations	11,705	154	18,238	500	29,943	654
State and political subdivisions	23,398	421	2,216	32	25,614	453
Equity securities	4,766	239	---	---	4,766	239
Corporate bonds	1,476	25	---	---	1,476	25

	$107,261	$1,019	$96,795	$1,643	$204,056	$2,662

         On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded. Effective April 1, 2009, the Company adopted FASB ASC 320-10 which relates to the recognition and presentation of OTTI.  When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

         As a result of FASB ASC 320-10, the Company’s consolidated statement of operations as of December 31, 2009, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

            Prior to the adoption of the accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

            For equity securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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

	December 31,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Time deposits:
0.00% - 1.99%	$781,565	28.80%	$38,987	2.05%	$598	.04%
2.00% - 2.99%	513,837	18.93	205,426	10.77	22,850	1.30
3.00% - 3.99%	103,217	3.80	446,799	23.43	93,717	5.34
4.00% - 4.99%	222,142	8.19	646,458	33.90	470,718	26.84
5.00% - 5.99%	12,927	0.48	42,847	2.25	497,877	28.39
6.00% - 6.99%	586	0.02	869	0.05	10,394	0.59
7.00% and above	33	0.00	186	0.01	374	0.02

Total time deposits	1,634,307	60.22	1,381,572	72.46	1,096,528	62.52
Non-interest-bearing demand deposits	258,792	9.53	138,701	7.27	166,231	9.48
Interest-bearing demand and savings deposits (1.00%-1.18%-2.75%)	820,862	30.25	386,540	20.27	491,135	28.00
	2,713,961	100.00%	1,906,813	100.00%	1,753,894	100.00%
Interest rate swap fair value adjustment	---		1,215		9,252

Total Deposits	$2,713,961		$1,908,028		$1,763,146

    A table showing maturity information for the Bank's time deposits as of December 31, 2009, is presented in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

    The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2009. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Time deposits:
Less than $100,000	$157,152	$164,648	$193,269	$99,819	$614,888
$100,000 or more	79,222	95,717	139,384	34,155	348,478
Brokered	208,815	190,581	85,585	143,306	628,287
Public funds(1)	15,078	16,060	10,622	894	42,654

Total	$460,267	$467,006	$428,860	$278,174	$1,634,307
______________ (1) Deposits from governmental and other public entities.

    Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. At December 31, 2009 and 2008, the Bank had approximately $628.3 million and $974.5 million in brokered deposits, respectively.

    Included in the brokered deposits total at December 31, 2009, is $455.0 million which is part of the Certificate of Deposit Account Registry Service (CDARS). This total includes $359.1 million in CDARS customer deposit accounts and $95.9 million in CDARS purchased funds. Included in the brokered deposits total at December 31, 2008, is $337.1 million in CDARS. This total includes $168.3 in CDARS customer deposit accounts and $168.8 million in CDARS purchased funds. CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

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

    Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.

    The Company has used interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. The Company has entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.

    Borrowings. Great Southern's other sources of funds include advances from the FHLBank and a Qualified Loan Review ("QLR") arrangement with the FRB and other borrowings.

    As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2009 and 2008, the Bank's FHLBank advances outstanding were $171.6 million and $120.5 million, respectively.

    The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2009 that would have allowed approximately $254.4 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRB at December 31, 2009.  Other than the Term Auction Facility described below, there were no outstanding borrowings from the FRB at December 31, 2008.

    In December 2007, the FRB established a temporary Term Auction Facility (“TAF”). Under the TAF program, the FRB auctions term funds to depository institutions against the collateral that can be used to secure loans at the discount window. All depository institutions that are judged to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program are eligible to participate in TAF auctions. All advances must be fully collateralized. Each TAF auction is for a fixed amount and a fixed maturity date, with the rate determined by the auction process. At December 31, 2008, the Bank had an outstanding balance of $83.0 million under the TAF program, which consisted of two advances. The first advance was $58.0 million with an interest rate of 0.60%, maturing on January 29, 2009. This advance was replaced on January 29, 2009, with a new advance of $60.0 million with an interest rate of 0.25%, maturing on April 23, 2009. The second advance was $25.0 million with an interest rate of 0.42%, maturing on February 26, 2009. This advance was replaced on February 26, 2009, with a new advance of $25.0 million with an interest rate of 0.25%, maturing on May 21, 2009.  These advances were not replaced with new advances upon their maturities in April and May 2009, respectively.

    In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.88% and 4.79% at December 31, 2009 and 2008, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities are redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 1.69% and 5.28% at December 31, 2009 and 2008, respectively.

         Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A Preferred Stock in connection with the TARP Capital Purchase Program, prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not redeem its trust preferred securities (or the related Junior Subordinated Debentures), without the consent of Treasury.

         The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

FHLBank Advances:
Maximum balance	$234,413	$198,273	$213,867
Average balance	190,903	133,477	144,773
Weighted average interest rate	2.80%	3.75%	4.81%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2009	2008	2007
	(Dollars in thousands)

FHLBank advances	$171,603	$120,472	$213,867

Weighted average interest rate of FHLBank advances	4.00%	3.30%	4.22%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated. Other borrowings include primarily overnight borrowings and securities sold under reverse repurchase agreements.

	Year Ended December 31, 2009
	Maximum Balance		Average Balance		Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$	---	$	---	---%
Federal Reserve term auction facility		85,000		28,030	0.33
Securities sold under reverse repurchase agreements		357,966		320,141	1.27
Other		380		337	---

Total				$348,508	1.19%
Total maximum month-end balance		$443,333

	Year Ended December 31, 2008
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$60,900	$4,291	3.12%
Federal Reserve term auction facility	85,000	63,682	2.35
Securities sold under reverse repurchase agreements	229,274	179,117	2.02
Other	367	159	---

Total		$247,249	2.12%
Total maximum month-end balance	$298,262

	Year Ended December 31, 2007
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other Borrowings:
Overnight borrowings	$30,000	$7,820	5.24%
Securities sold under reverse repurchase agreements	184,214	162,346	4.26
Federal Reserve term auction facility	50,000	779	4.86
Other	4	1	---

Total		$170,946	4.30%
Total maximum month-end balance	$216,721

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2009		2008		2007
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Other borrowings:
Federal Reserve term auction facility	$—	—%	$83,000	0.55%	$50,000	0.55%
Overnight borrowings	—	—	—	—	23,000	3.18
Securities sold under reverse repurchase agreements	335,893	0.70	215,261	1.67	143,721	3.52
Other	289	—	368	—	—	—

Total	$336,182	0.70%	$298,629	1.35%	$216,721	3.75%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Structured repurchase agreements:
Maximum balance	$53,211	$50,000	$	---
Average balance	51,078	14,754		---
Weighted average interest rate	4.26%	4.34%		---%

The following table sets forth certain information as to the Company's structured repurchase agreements at the dates indicated.

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Structured repurchase agreements	$53,194	$50,000	$	---
Weighted average interest rate of structured repurchase agreements	4.26%	4.34%		---%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Subordinated debentures:
Maximum balance	$30,929	$30,929	$30,929
Average balance	30,929	30,929	28,223
Weighted average interest rate	2.50%	4.73%	6.78%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated.

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Subordinated debentures	$30,929	$30,929	$30,929
Weighted average interest rate of subordinated debentures	1.85%	4.87%	6.53%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $109.2 million at December 31, 2009, of its assets in service corporations. At December 31, 2009, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2009, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $2.0 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel. At December 31, 2009, the Bank's total investment in Great Southern Community Development Corporation ("Community Development") was $1.7 million. Community Development was incorporated and organized in 2004 under the laws of the State of Missouri. At December 31, 2009, the Bank's total investment in GS, L.L.C. ("GSLLC") was $7.3 million. GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. At December 31, 2009, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $6.5 million. GSSCLLC was incorporated and organized in 2008 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. At December 31, 2009, the Bank's total investment in GSRE Holding I, L.L.C. ("GSRE Holding I") was $-0-. GSRE Holding I was incorporated and organized in 2009 under the laws of the State of Missouri. At December 31, 2009, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-. GSRE Holding II was incorporated and organized in 2009 under the laws of the State of Missouri. In addition, Great Southern has two other subsidiary companies that are not considered service corporations, GSB One, L.L.C. and GSB Two, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2009 and 2008, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income of $-0- and $-0- in the years ended December 31, 2009 and 2008, respectively.

General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $170,000 and $140,000 in the years ended December 31, 2009 and 2008, respectively.  In addition, Great Southern Insurance had gross revenues of $1.4 million and $1.5 million in the years ended December 31, 2009 and 2008, respectively.

Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2009, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from twelve full-time locations, including a facility at the Springfield-Branson National Airport, and additional corporate on-site locations. It engages in personal, commercial and group travel services. Great Southern Travel had net losses of $(105,000) and $(43,000) in the years ended December 31, 2009 and 2008, respectively. In addition, Great Southern Travel had gross revenues of $5.1 million and $6.2 million in the years ended December 31, 2009 and 2008, respectively.

GSB One, L.L.C. At December 31, 2009, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $733 million. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in March of 1998. Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $32.3 million and $33.0 million in the years ended December 31, 2009 and 2008, respectively.

Great Southern Community Development Corporation. Generally, the purpose of Community Development is to invest in community development projects that have a public benefit, and are permissible under Missouri law. These include such activities as investing in real estate and investing in other community development corporations. Community Development had net income of $-0- and $-0- in the years ended December 31, 2009 and 2008, respectively.

GSRE Holding I, L.L.C. Generally, the purpose of GSRE Holding I is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2009, GSRE Holding I did not hold any significant real estate assets. GSRE Holding I had net income of $-0- in the year ended December 31, 2009.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2009, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in the year ended December 31, 2009.

GS, L.L.C. GS, L.L.C. was organized in 2005. GSLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSLLC had a net loss of $2.4 million and $1.6 million in the years ended December 31, 2009 and 2008, respectively, which primarily resulted from the cost to acquire tax credits. These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSC, L.L.C. was organized in 2008. GSSCLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties. GSSCLLC had net income of $894,000 and $307,000 in the years ended December 31, 2009 and 2008, respectively.

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

Employees

    At December 31, 2009, the Bank and its affiliates had a total of 1,047 employees, including 229 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Government Supervision and Regulation

    General

    On June 30, 1998, the Bank converted from a federal savings bank to a Missouri-chartered trust company, with the approval of the Missouri Division of Finance ("MDF") and the FRB. The Bank is regulated as a bank under state and federal law. By converting, the Bank was able to expand its consumer and commercial lending authority.

    The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Bank's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the FRB, the Federal Deposit Insurance Corporation ("FDIC") and the MDF. The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”), and not for the protection of stockholders.

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

    The Bank Holding Company Act also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, securities, insurance and merchant banking.

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

The federal banking agencies are generally authorized to approve interstate bank merger transactions without regard to whether such transactions are prohibited by the law of any state. Interstate acquisitions of branches are generally permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

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

All loans by the Bank to the principal stockholders, directors and executive officers of the Bank or any affiliate are subject to FRB regulations restricting loans and other transactions with affiliated persons of the Bank. Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-affiliates. A bank may have a policy allowing favorable rate loans to employees as long as it is an employee benefit available to bank employees generally. The Bank has such a policy in place that allows for loans to all employees.

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

Capital

The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater. As of December 31, 2009, the Bank was "well capitalized."  An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2009, the Company was "well capitalized."

Insurance of Accounts and Regulation by the FDIC

      Great Southern is a member of the DIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. Under current law, through December 31, 2013, the basic deposit insurance limit is $250,000.

      The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates will increase uniformly by three basis points as of January 1, 2011.

      In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  We prepaid $13.2 million, which will be expensed in the normal course of business throughout the three-year period.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout. For the quarter ended December 31, 2009, the assessment rate was 1.02 basis points per $100 of assessable deposits.  For the first quarter of 2010, the rate is 1.06 basis points.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

The Federal banking regulators are required to take prompt corrective action if an institution fails to satisfy the requirements to qualify as adequately capitalized. All institutions, regardless of their capital levels, will be restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the requirements to qualify as adequately capitalized. An institution that is not at least adequately capitalized will be: (i) subject to increased monitoring by the appropriate Federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions, including appointment of a receiver or conservator, can apply, depending on the institution's capital level. The FDIC has jurisdiction over the Bank for purposes of prompt corrective action.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution, including claims of stockholders.

Temporary Liquidity Guarantee Program

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system.  The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of non-interest bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount.  The Company and the Bank have not issued any debt under this program; however, this program remains available to us, with prior FDIC approval and subject to applicable fees, through April 30, 2010.  The Bank is presently participating in the transaction account guarantee program during the extension period ending June 30, 2010.  The fees for this program range from 15-25 basis points (annualized), depending on the institution’s Risk Category for deposit insurance assessment purposes, assessed on amounts in covered accounts exceeding $250,000.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2009, the Bank was in compliance with these reserve requirements.

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

    As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2009, Great Southern had $11.2 million in FHLBank stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.27% and were 1.50% for year the ended December 31, 2009.

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

    Bad Debt Deduction

    As of December 31, 2009 and 2008, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2009 and 2008.

    The Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

    Interest Deduction

    In the case of a financial institution, such as the Bank, no deduction is allowed for the pro rata portion of its interest expense which is allocable to tax-exempt interest on obligations acquired after August 7, 1986. A limited class of tax-exempt obligations acquired after August 7, 1986 will not be subject to this complete disallowance rule.  For certain tax exempt obligations issued in 2009 and 2010, an amount of tax-exempt obligations that are not generally considered part of the “limited class of tax-exempt obligations” noted above may be treated as part of the “limited class of tax-exempt obligations to the extent of two percent of a financial institutions total assets. For tax-

exempt obligations acquired after December 31, 1982 and before August 8, 1986 and for obligations acquired after August 7, 1986 that are not subject to the complete disallowance rule, 80% of interest incurred to purchase or carry such obligations will be deductible. No portion of the interest expense allocable to tax-exempt obligations acquired by a financial institution before January 1, 1983, which is otherwise deductible, will be disallowed. There are two significant changes for bonds issued in 2009 and 2010 which include (1) the annual limit for bonds that may be designated as bank qualified is increased from $10 million to $30 million and (2) the annual limitation is considered at the organization level rather than the issuer level. The interest expense disallowance rules cited above have not significantly impacted the Bank.

    FDIC Assisted Bank Transactions

    During 2009, the Bank acquired assets and liabilities of two unrelated failed institutions in transactions with the FDIC. As part of these transactions, the Bank and the FDIC entered into loss sharing agreements whereby the FDIC agreed to share losses incurred associated with the assets purchased by the Bank.

    The Bank recognized financial statement gains associated with these transactions.   The ultimate tax treatment of these transactions is similar to the financial statement treatment; however, the approaches to valuing the acquired assets and liabilities is different, and results in carrying value differences in the underlying assets and liabilities, for tax purposes.  In addition, any gain recognized on the transactions for tax purposes is recognized over a six year period.

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

    State Taxation

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

    The Bank also has full service offices in Kansas, Iowa, and Nebraska.  In addition, the Bank has a loan production office in Arkansas.  As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states.

    As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

   The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit.

  ITEM 1A.  RISK FACTORS

An investment in the common stock of the Company is speculative in nature and is subject to certain risks inherent in the business of the Company and the Bank. The material risks and uncertainties that management believes affect the Company and the Bank are described below. You should carefully consider the risks described below, as well as the other information included in this Annual Report on Form 10-K, before making an investment in the Company’s common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. In such an event, our common stock could decline in value.

References to “we,” “us,” and “our” in this “Risk Factors” section refer to the Company and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

Risks Relating to the Company and the Bank

Difficult market conditions and economic trends have adversely affected our industry and our business.

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed recently, the rate of this growth has been slow and unemployment remains at very high levels.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction loans and commercial real estate loans.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital and borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.

Adverse developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition. Overall, during the past few years, the general business environment has had an adverse effect on our business.  Until there is a sustained improvement in conditions, we expect our business, financial condition and results of operations to be adversely affected.

Since our business is primarily concentrated in the Southwest Missouri area, including the Springfield metropolitan area and Branson, a downturn in the Springfield or Branson economies may adversely affect our business.

Our lending and deposit gathering activities historically have been concentrated primarily in the Springfield and Branson, Missouri areas. Our success depends heavily on the general economic condition of Springfield and Branson and their surrounding areas.  Although we believe the economy in these areas has been favorable relative to other areas, we do not know whether these conditions will continue.  Our greatest concentration of loans and deposits is in the Greater Springfield area. With a population of approximately 420,000, the Greater Springfield area is the third largest metropolitan area in Missouri.

Another large concentration of loans contiguous to Springfield is in the Branson area.  The region is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson has recently experienced growth again as a result of a large retail, hotel, convention center project which has been constructed in Branson’s historic downtown.  In addition, several large national retailers have opened new stores in Branson.  At December 31, 2009, approximately 10% of our loan portfolio consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.

With the FDIC-assisted transactions that were completed in 2009, we now have additional concentrations of loans in Western and Central Iowa and in Eastern Kansas. The loans acquired in the FDIC-assisted transactions are subject to loss sharing agreements with the FDIC.

Adverse changes in regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease demand for our products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, multi-family and other commercial loans.

Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 60.8% of our total loan portfolio as of December 31, 2009.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2009, we had $156.9 million of loans secured by apartments, $156.1 million of loans secured by healthcare facilities, $122.4 million of loans secured by motels, $110.6 million of loans secured by retail-related projects, $90.8 million of loans secured by residential subdivisions and $71.2 million of loans secured by condominiums, which are particularly sensitive to certain risks, including the following:

•	large loan balances owed by a single borrower;

•	payments that are dependent on the successful operation of the project; and

•	loans that are more directly impacted by adverse conditions in the real estate market or the economy generally.

The risks associated with construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment.  These loans may include financing the development and/or construction of residential subdivisions.  This activity may involve financing land purchase, infrastructure development (e.g., roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale of developed properties is critical to the success of the developer’s business, loan repayment may be especially subject to the volatility of real estate market values.  Management has established underwriting and monitoring criteria to help minimize the inherent risks of commercial real estate construction lending. However, there is no guarantee that these controls and procedures will reduce losses on this type of lending.

Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Other commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or investment.  These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, many commercial and multi-family real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or complete a timely sale of the underlying property.

We plan to continue to originate commercial real estate and construction loans based on economic and market conditions.  In the current economic situation, we do not anticipate that there will be significant demand for these types of loans in the near term.  Because of the increased risks related to these types of loans, we may determine it necessary to increase the level of our provision for loan losses. Increased provisions for loan losses would adversely impact our operating results.  See “Item 1. Business-The Company-Lending Activities-Commercial Real Estate and Construction Lending,” “-Other Commercial Lending,” “-Residential Real Estate Lending” and “-Allowance for Losses on Loans and Foreclosed Assets” and “Item 7. Management’s Discussion of Financial Condition and Results of Operations -- Non-performing Assets” in this Annual Report on Form 10-K.

A slowdown in the residential or commercial real estate markets may adversely affect our earnings and liquidity position.

The overall credit quality of our construction loan portfolio is impacted by trends in real estate values.  We continually monitor changes in key regional and national economic factors because changes in these factors can impact our residential and commercial construction loan portfolio and the ability of our borrowers to repay their loans.  Across the United States over the past two years, the residential real estate market has experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates, and weaknesses have arisen in the commercial real estate market as well.  The conditions in the residential real estate market have led to significant increases in loan delinquencies and credit losses as well as higher provisioning for loan losses which in turn have had a negative effect on earnings for many banks across the country.  Likewise, we have also experienced loan delinquencies in our construction loan portfolio.  The current slowdown in both the residential and the commercial real estate markets could continue to negatively impact real estate values and the ability of our borrowers to liquidate properties.  Despite reduced sales prices, the lack of liquidity in the real estate market and tightening of credit standards within the banking industry may continue to diminish all sales, further reducing our borrowers’ cash flows and weakening their ability to repay their debt obligations to us.  As a result, we may experience a further material adverse impact on our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Lending money is a substantial part of our business.  However, every loan we make carries a certain risk of non-payment.  This risk is affected by, among other things:

•	cash flows of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses that we believe reflects a reasonable estimate of known and inherent losses within the loan portfolio.  We make various assumptions and judgments about the collectability of our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates.  Growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances for growing portfolios is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future.  Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

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

Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period.  As such, we have adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources, including interest rate swaps, so that it may reasonably maintain its net interest income and net interest margin.  However, interest rate fluctuations, the level and shape of the interest rate yield curve, maintaining excess liquidity levels, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position.  Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become increasingly volatile in recent years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our financial condition and results of operations.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole.

Our operations depend upon our continued ability to access brokered deposits and Federal Home Loan Bank advances.

Due to the high level of competition for deposits in our market, we utilize a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $269.2 and $171.6 million at December 31, 2009, compared with $806.2 million and $120.5 million at December 31, 2008.  Although brokered deposits have decreased substantially since December 31, 2008 and we are seeking to reduce our reliance on brokered deposits, we expect to continue to utilize brokered deposits as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2009 and 2008, were Great Southern Bank customer deposits totaling $359.1 million and $168.3 million, respectively, that were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

Bank regulators can restrict our access to these sources of funds in certain circumstances.  For example, if the Bank’s regulatory capital ratios declined below the “well capitalized” status, banking regulators would require the Bank to obtain their approval prior to obtaining or renewing brokered deposits.  The regulators might not approve our acceptance of brokered deposits in amounts that we desire or at all. In addition, the availability of brokered deposits and the rates paid on these brokered deposits may be volatile as the balance of the supply of and the demand for brokered deposits changes.  Market credit and liquidity concerns may also impact the availability and cost of brokered deposits.  Similarly, Federal Home Loan Bank advances are only available to borrowers that meet certain conditions. If Great Southern were to cease meeting these conditions, our access to Federal Home Loan Bank advances could be significantly reduced or eliminated.

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2009, the Bank owned $11.2 million of Federal Home Loan Bank of Des Moines stock, which declared and paid an annualized dividend approximating 2.00% during the fourth quarter of 2009.  The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance premiums increased significantly in 2009 and we expect to pay higher FDIC premiums in the future. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund's ratio of reserves to insured deposits.  The FDIC also implemented a special assessment equal to five basis points of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $1.7 million in the second quarter of 2009 for this special assessment.  In November 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009.  We prepaid $13.2 million, which will be expensed in the normal course of business throughout this three-year period.

We participate in the FDIC's Transaction Account Guarantee Program, or TAGP, for non-interest-bearing transaction deposit accounts. The TAGP is a component of the FDIC's Temporary Liquidity Guarantee Program, or TLGP.  The TAGP was originally set to expire on December 31, 2009, but the FDIC established an extension period for the TAGP to run from January 1, 2010 through June 30, 2010. During the extension period, the fees for participating banks range from 15 to 25 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance, depending on the risk category to which the bank is assigned for deposit insurance assessment purposes.

To the extent that assessments under the TAGP are insufficient to cover any loss or expenses of the FDIC arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. These charges would cause the premiums and TAGP assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense for the foreseeable future.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

We pursue a strategy of supplementing internal growth by acquiring other financial institutions that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks or businesses we acquire.  If these issues or liabilities exceed our estimates, our earnings and financial condition may be adversely affected;

•
Prices at which acquisitions can be made fluctuate with market conditions.  We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business.  We may also experience greater than anticipated customer losses even if the integration process is successful;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We have completed two significant acquisitions this year and opened additional banking offices this year and in the past few years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

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

Our ability to raise additional capital, if needed or desired, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances of our ability to raise additional capital if needed or desired, or if the terms will be acceptable to us.  If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially adversely affected.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, we have grown our business successfully by focusing on our geographic market and emphasizing the high level of service and responsiveness desired by our customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, consumer finance companies, insurance companies and brokerage firms.  Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors (including certain nationwide banks that have a significant presence in our market area) may be able to price loans and deposits more aggressively than we do, and smaller and newer competitors may also be more aggressive in terms of pricing loan and deposit products than us in order to obtain a larger share of the market.  As we have grown, we have become dependent on outside funding sources, including funds borrowed from the Federal Home Loan Bank of Des Moines and brokered deposits, where we face nationwide competition.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

We also experience competition from a variety of institutions outside of our market areas.  Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

The loss of certain key personnel could negatively affect our operations.

Our success depends in large part on the retention of a limited number of key management, lending and other banking personnel.  We could undergo a difficult transition period if we were to lose the services of any of these individuals.  Our success also depends on the experience of our banking facilities’ managers and lending officers and on their relationships with the customers and communities they serve.  The loss of these key persons could adversely impact the affected banking operations.

As a result of our participation in the TARP Capital Purchase Program, we are subject to significant restrictions on compensation payable to our executive officers and other key employees.

Our ability to attract and retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry.  In early 2009, the American Recovery and Reinvestment Act (the “ARRA”) was signed into law.  The ARRA, through the implementing regulations of the U.S. Treasury, significantly expanded the executive compensation restrictions originally imposed on TARP participants.  Among other things, these restrictions limit our ability to pay bonuses and other incentive compensation and make severance payments.  These restrictions will continue to apply to us for as long as the Series A Preferred Stock we issued pursuant to the TARP Capital Purchase Program remains outstanding.  These restrictions may adversely affect our ability to compete with financial institutions that are not subject to the same limitations.

Our business may be adversely affected by the highly regulated environment in which we operate, including the various capital adequacy guidelines we are required to meet.

We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have an adverse effect on our business and operations.  For example, a recent federal rule, which takes effect on July 1, 2010, prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This recent federal rule is likely to adversely affect the results of our operations by reducing the amount of our non-interest income.  Our success depends on our continued ability to maintain compliance with these regulations.  Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation. See “Item 1.-The Company -Government Supervision and Regulation” in this Annual Report on Form 10-K.

The Company and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the FRB, the FDIC and the Missouri Division of Finance. If the Company or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations could be materially and adversely affected and could compromise the status of the Company as a financial holding company.  See “Item 1.-The Company -Government Supervision and Regulation” in this Annual Report on Form 10-K.”

Our exposure to operational risks may adversely affect us.

Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. If any of these risks occur, it could result in material adverse consequences for us.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.  Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.  These accounting policies are critical to presenting our financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions.

Changes in accounting standards could materially impact our consolidated financial statements.

The accounting standard setters, including the Financial Accounting Standards Board, Securities and Exchange Commission and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

Our controls and procedures may be ineffective.

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

Risks Relating to our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	developments related to investigations, proceedings or litigation that involve us;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions and financings;

•	actions of our current stockholders, including sales of common stock by existing stockholders and our directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and

•	other developments related to the financial services industry.

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

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

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

Our board of directors is authorized to cause us to issue additional common stock, as well as classes or series of preferred stock, generally without any action on the part of the stockholders.  In addition, the board has the power, generally without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms.  If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market value of the common stock could be adversely affected.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.

Great Southern Bancorp, Inc. is an entity separate and distinct from its principal subsidiary, Great Southern Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary.  Accordingly, Great Southern Bancorp, Inc. is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock.  The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements.  In the event the Bank is unable to pay dividends to Great Southern Bancorp, Inc., Great Southern Bancorp, Inc. may not be able to pay dividends on its common or preferred stock.  Also, Great Southern Bancorp, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of the Bank established in connection with the Bank’s conversion from the mutual to the stock form of ownership.

The securities purchase agreement between us and the U.S. Treasury we entered into in connection with the TARP Capital Purchase Program provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock we issued to the U.S. Treasury have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the quarterly cash dividend on our common stock above $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities.  We also are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  In addition, as described below in the next risk factor, the terms of our outstanding junior subordinated debt securities prohibit us from paying dividends on or repurchasing our common stock at any time when we have elected to defer the payment of interest on such debt securities or certain events of default under the terms of those debt securities have occurred and are continuing.  These restrictions, together with the potentially dilutive impact of the warrant we issued to the U.S. Treasury described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of December 31, 2009, we had outstanding $30.9 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts.  We have also guaranteed those trust preferred securities.  There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the Series A Preferred Stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the Series A Preferred Stock and our common stock, from redeeming, repurchasing or otherwise acquiring any of the Series A Preferred Stock or our common stock, and from making any payments to holders of the Series A Preferred Stock or our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.  Moreover, without notice to or consent from the holders of our common stock or the Series A Preferred Stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Our Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share, and the warrant we issued to the U.S. Treasury may be dilutive to holders of our common stock.

The dividends declared on our Series A Preferred Stock reduce the net income available to common stockholders and our earnings per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Great Southern Bancorp, Inc.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Series A Preferred Stock is exercised.  The 909,091 shares of common stock underlying the warrant represented approximately 6.4% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem our Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $2.9 million annually) to 9.0% per annum (approximately $5.22 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material adverse effect on our liquidity.

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

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10.0% of the outstanding shares may not vote the excess shares.  Accordingly, if you acquire beneficial ownership of more than 10.0% of the outstanding shares of our common stock, your voting rights with respect to the common stock will not be commensurate with your economic interest in our company.

Anti-takeover provisions could adversely impact our stockholders.

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock.  These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns 10% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our board of directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our board of directors, and supermajority voting requirements to remove any of our directors.  Our charter also authorizes our board of directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal.  In addition, because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or the Bank Holding Company Act of 1956, as amended (and in certain cases such approvals may be required at a lesser percentage of ownership).  Specifically, under regulations adopted by the Federal Reserve Board, (a) any other bank holding company may be required to obtain the approval of the Federal Reserve Board to acquire or retain 5% or more of our common stock and (b) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve Board to acquire or retain 10% or more of our common stock.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  These provisions also could discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our board of directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The following table sets forth certain information concerning the main corporate office and each branch office of the Company at December 31, 2009, other than those which are former offices of the banks involved in the two FDIC-assisted transactions completed in 2009 (TeamBank, N.A. and Vantus Bank). The aggregate net book value of the Company's premises and equipment was $42.4 million at December 31, 2009 and $30.0 million at December 31, 2008. See also Note 6 and Note 15 of the Notes to Consolidated Financial Statements. Substantially all buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

CORPORATE HEADQUARTERS AND BANK:
1451 E. Battlefield	Springfield, Missouri	1976	Owned	N/A

OPERATIONS CENTER AND BRANCH OFFICE:
218 S. Glenstone	Springfield, Missouri	2004	Owned	N/A
218A S. Glenstone	Springfield, Missouri	2004	Owned	N/A

BRANCH OFFICES:
430 South Avenue	Springfield, Missouri	1983	Leased	2043
1607 W. Kearney	Springfield, Missouri	1976	Leased*	2022
1615 W. Sunshine	Springfield, Missouri	2001	Owned	N/A
2562 N. Glenstone	Springfield, Missouri	2003	Owned	N/A
1955 S. Campbell	Springfield, Missouri	1979	Leased*	2010
3961 S. Campbell	Springfield, Missouri	1998	Leased	2028
2609 E. Sunshine	Springfield, Missouri	2001	Owned	N/A
2735 W. Chestnut	Springfield, Missouri	2002	Owned	N/A
1580 W. Battlefield	Springfield, Missouri	1985	Leased*	2017
723 N. Benton	Springfield, Missouri	1985	Owned	N/A
507 E. Kearney	Springfield, Missouri	2004	Owned	N/A
2945 W. Republic Road	Springfield, Missouri	2007	Owned	N/A
1500 S. Elliot	Aurora, Missouri	2003	Owned	N/A
102 N. Jefferson	Ava, Missouri	1982	Owned	N/A
110 W. Hensley	Branson Missouri	1982	Owned	N/A
1829 W. Highway 76	Branson, Missouri	1983	Owned	N/A

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

1510 State Highway 248	Branson, Missouri	2008	Owned	N/A
919 W. Dallas	Buffalo Missouri	1976	Owned	N/A
527 Ozark	Cabool, Missouri	1989	Leased	2026
398 E. State Highway 54	Camdenton, Missouri	2005	Owned	N/A
8736 N. State Highway 5	Camdenton, Missouri	2005	Owned	N/A
14411 State Highway 7	Climax Springs, Missouri	2005	Owned	N/A
1710 E. 32nd Street	Joplin, Missouri	1989	Leased*	2031
1232 S. Rangeline	Joplin, Missouri	1998	Leased	2018
2711 N. Rangeline(2)	Joplin, Missouri	2004	Owned	N/A
14309 State Highway 13	Kimberling City, Missouri	1984	Owned	N/A
528 S. Jefferson	Lebanon, Missouri	1978	Leased*	2028
300 S.W. Ward Street	Lee's Summit, Missouri	2006	Owned	N/A
150 S.E. Todd George Parkway	Lee’s Summit, Missouri	2009	Owned	N/A
714 S. Neosho Boulevard	Neosho, Missouri	1991	Owned	N/A
717 W. Mt. Vernon	Nixa, Missouri	1995	Owned	N/A
1391 N. Main Street	Nixa, Missouri	2003	Owned	N/A

Location		Year Opened	Owned or Leased	Lease Expiration (Including any Renewal Option)

4571 Highway 54	Osage Beach, Missouri	1987	Owned	N/A
1701 W. Jackson	Ozark, Missouri	1997	Owned	N/A
1198 W. State Highway NN(1)	Ozark, Missouri	2003	Owned	N/A
1444 W. State Highway J(1)	Ozark, Missouri	2006	Owned	N/A
620 E. Harrison	Republic, Missouri	2004	Owned	N/A
118 South Street	Stockton, Missouri	2003	Owned	N/A
323 E. Walnut	Thayer, Missouri	1978	Leased*	2011
1210 Parkway Shopping Center	West Plains, Missouri	1975	Owned	N/A

LOAN PRODUCTION OFFICES:

10801 W. Mastin Boulevard, Suite 222	Overland Park, Kansas	2003	Leased	2009
2522 Pinnacle Hills Parkway	Rogers, Arkansas	2003	Leased	Monthly
Three City Place Dr., Suite 570	Creve Coeur, Missouri	2005	Leased	2010
1625 E. Primrose(3)	Springfield, Missouri	2008	Leased	Monthly
_________________
*	Building owned with land leased.
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

In 2009, the Company completed the purchase of land for two future banking center locations.  One of the properties is located in Forsyth, Missouri and the other property is located in the St. Louis metropolitan area in Des Peres, Missouri.  The Company expects to complete construction of banking center buildings at these two locations in 2010.

The Company is currently operating out of the following facilities as a result of FDIC-assisted transactions and plans to purchase these facilities (or assume the leases for these facilities) from the FDIC in the future, as discussed in Note 17 to the Consolidated Financial Statements.

Location

Former TeamBank N.A. Properties:

BRANCH OFFICES:
7001 South 36th Street	Bellevue, Nebraska
1902 Harlan Drive	Bellevue, Nebraska
34102 W. Commerce Drive	Desoto, Kansas
101 N. 14th Street	Ft. Calhoun, Nebraska
119 East Madison	Iola, Kansas
1011 W. Gulf Street	Lamar, Missouri
201 East Cherry	Nevada, Missouri
11120 S. Lone Elm Road	Olathe, Kansas
519 6th Street	Osawatomie, Kansas
2040 S. Princeton Street	Ottawa, Kansas
1 South Pearl	Paola, Kansas
1515 Baptiste Drive	Paola, Kansas
1900 Main Street	Parsons, Kansas
1727 Corning Avenue	Parsons, Kansas
5206 West 95th Street	Prairie Village, Kansas
22330 Harrison Street	Spring Hill, Kansas

Former Vantus Bank Properties:

BRANCH OFFICES:
329 Pierce Street	Sioux City, Iowa
924 Pierce Street	Sioux City, Iowa
4211 Morningside Avenue	Sioux City, Iowa
4701 Singing Hills Boulevard	Sioux City, Iowa
2727 Hamilton Boulevard	Sioux City, Iowa
3839 Indian Hills Drive	Sioux City, Iowa
2805 S. Ankeny Boulevard	Ankeny, Iowa
5260 NW 86th Street	Johnston, Iowa
301 Plymouth Street NW	Le Mars, Iowa
108 E. Washington	Monroe, Iowa
1907 1st Avenue E	Newton, Iowa
921 Iowa Avenue	Onawa, Iowa
2738 Cornhusker Drive	South Sioux City, Nebraska
3900 Westown Parkway	West Des Moines, Iowa
6260 Mills Civic Parkway	West Des Moines, Iowa

In addition, the travel division has offices in many of the above locations as well as several small offices in other locations including some of its larger corporate customers' headquarters.

The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2009 was $727,000 compared to $463,000 at December 31, 2008. Management has a disaster recovery plan in place with respect to the data processing system as well as the Bank's operations as a whole.

         The Bank maintains a network of Automated Teller Machines ("ATMs"). The Bank utilizes an external service for operation of the ATMs that also allows access to the various national ATM networks. A total of 213 ATMs are located at various branches and primarily convenience stores located throughout southwest and central Missouri. The book value of all ATMs utilized by the Bank at December 31, 2009 was $157,000 compared to $193,000 at December 31, 2008. The Bank will evaluate and relocate existing ATMs as needed, but has no plans in the near future to materially increase its investment in the ATM network.

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

ITEM 4.  RESERVED.

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

Steven G. Mitchem. Mr. Mitchem, age 58, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 45, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 52, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a competing $1 billion bank.

Linton J. Thomason. Mr. Thomason, age 53, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a competing $1 billion bank.

PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2009 there were 13,406,403 total shares of common stock outstanding and approximately 2,300 shareholders of record.

High/Low Stock Price

	2009		2008		2007
	High	Low	High	Low	High	Low

First Quarter	$15.26	$9.04	$21.81	$15.32	$30.40	$27.30
Second Quarter	22.96	13.16	15.95	7.73	30.09	25.96
Third Quarter	24.47	18.33	15.50	7.82	28.00	23.67
Fourth Quarter	24.60	20.68	13.15	7.03	26.45	21.10

    The last sale price of the Company's Common Stock on December 31, 2009 was $21.36.

Dividend Declarations

	December 31, 2009	December 31, 2008	December 31, 2007

First Quarter	$.180	$.180	$.160
Second Quarter	.180	.180	.170
Third Quarter	.180	.180	.170
Fourth Quarter	.180	.180	.180

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Issuer Purchases of Equity Securities

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the Treasury’s Capital Purchase Program (CPP) precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the fourth quarter of 2009.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2009 - October 31, 2009	---	$ ---	---	396,562
November 1, 2009 - November 30, 2009	---	---	---	396,562
December 1, 2009 - December 31, 2009	---	---	---	396,562

	---	$ ---	---

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2009, 2008, 2007, 2006 and 2005, are derived from our consolidated financial statements, which have been audited by BKD, LLP.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Information.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Summary Statement of Condition Information:
Assets	$3,641,119	$2,659,923	$2,431,732	$2,240,308	$2,081,155
Loans receivable, net	2,091,394	1,721,691	1,820,111	1,674,618	1,514,170
Allowance for loan losses	40,101	29,163	25,459	26,258	24,549
Available-for-sale securities	764,291	647,678	425,028	344,192	369,316
Foreclosed assets held for sale, net	41,660	32,659	20,399	4,768	595
Deposits	2,713,961	1,908,028	1,763,146	1,703,804	1,550,253
Total borrowings	591,908	500,030	461,517	325,900	355,052
Stockholders' equity (retained
earnings substantially restricted)	298,908	234,087	189,871	175,578	152,802
Common stockholders' equity	242,891	178,507	189,871	175,578	152,802
Average loans receivable	2,028,067	1,842,002	1,774,253	1,653,162	1,458,438
Average total assets	3,403,059	2,522,004	2,340,443	2,179,192	1,987,166
Average deposits	2,483,264	1,901,096	1,784,060	1,646,370	1,442,964
Average stockholders' equity	274,684	183,625	185,725	165,794	150,029
Number of deposit accounts	173,842	95,784	95,908	91,470	85,853
Number of full-service offices	72	39	38	37	35

	For the Year Ended December 31,
	2009	2008	2007		2006		2005
	(Dollars in thousands)
Summary Statement of Operations Information :
Interest income:
Loans	$123,463	$119,829		$142,719		$133,094		$98,129
Investment securities and other	32,405	24,985		21,152		16,987		16,366
	155,868	144,814		163,871		150,081		114,495
Interest expense:
Deposits	54,087	60,876		76,232		65,733		42,269
Federal Home Loan Bank advances	5,352	5,001		6,964		8,138		7,873
Short-term borrowings and repurchase agreements	6,393	5,892		7,356		5,648		4,969
Subordinated debentures issued to capital trust	773	1,462		1,914		1,335		986
	66,605	73,231		92,466		80,854		56,097
Net interest income	89,263	71,583		71,405		69,227		58,398
Provision for loan losses	35,800	52,200		5,475		5,450		4,025
Net interest income after provision for loan losses	53,463	19,383		65,930		63,777		54,373
Noninterest income:
Commissions	6,775	8,724		9,933		9,166		8,726
Service charges and ATM fees	17,669	15,352		15,153		14,611		13,309
Net realized gains on sales of loans	2,889	1,415		1,037		944		983
Net realized gains (losses) on sales
of available-for-sale securities	2,787	44		13		(1)		85
Realized impairment of available-for-sale securities	(4,308)	(7,386)		(1,140)		---		(734)
Late charges and fees on loans	672	819		962		1,567		1,430
Change in interest rate swap fair value net of
change in hedged deposit fair value	1,184	6,981		1,632		1,498		---
Change in interest rate swap fair value	---	---		---		---		(6,600)
Interest rate swap net settlements	---	---		---		---		3,408
Initial gain recognized on business acquisition	89,795	---		---		---		---
Accretion of income related to business acquisition	2,733	---		---		---		---
Other income	2,588	2,195		1,829		1,847		952
	122,784	28,144		29,419		29,632		21,559
Noninterest expense:
Salaries and employee benefits	40,450	31,081		30,161		28,285		25,355
Net occupancy expense	12,506	8,281		7,927		7,645		7,589
Postage	2,789	2,240		2,230		2,178		1,954
Insurance	5,716	2,223		1,473		876		883
Advertising	1,488	1,073		1,446		1,201		1,025
Office supplies and printing	1,195	820		879		931		903
Telephone	1,828	1,396		1,363		1,387		1,068
Legal, audit and other professional fees	2,778	1,739		1,247		1,127		1,410
Expense on foreclosed assets	4,959	3,431		608		119		268
Write-off of trust preferred securities issuance costs	---	---		---		783		---
Other operating expenses	4,486	3,422		4,373		4,275		3,743
	78,195	55,706		51,707		48,807		44,198
Income (loss) before income taxes	98,052	(8,179)		43,642		44,602		31,734
Provision (credit) for income taxes	33,005	(3,751)		14,343		13,859		9,063
Net income (loss)	$65,047	$(4,428)		$29,299		$30,743		$22,671
Preferred stock dividends and discount accretion	$3,353	$242	$	---	$	---	$	---
Net income (loss) available to common shareholders	$61,694	$(4,670)		$29,299		$30,743		$22,671

	At or For the Year Ended December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings per common share	$4.61		$(0.35)		$2.16		$2.24		$1.65
Diluted earnings per common share	4.44		(0.35)		2.15		2.22		1.63
Cash dividends declared	0.72		0.72		0.68		0.60		0.52
Book value per common share	18.12		13.34		14.17		12.84		11.13
Average shares outstanding	13,390		13,381		13,566		13,697		13,713
Year-end actual shares outstanding	13,406		13,381		13,400		13,677		13,723
Average fully diluted shares outstanding	13,382		13,381		13,654		13,825		13,922

Earnings Performance Ratios:
Return on average assets(1)	1.91%		(0.18)%		1.25%		1.41%		1.14%
Return on average stockholders' equity(2)	29.72		(2.47)		15.78		18.54		15.11
Non-interest income to average total assets	3.61		1.12		1.25		1.36		1.08
Non-interest expense to average total assets	2.15		2.07		2.18		2.23		2.21
Average interest rate spread(3)	2.98		2.74		2.71		2.83		2.73
Year-end interest rate spread	3.56		3.02		3.00		2.95		3.05
Net interest margin(4)	3.03		3.01		3.24		3.39		3.13
Efficiency ratio(5)	36.88		55.86		51.28		49.37		55.28
Net overhead ratio(6)	(1.31)		1.09		0.95		0.88		1.14
Common dividend pay-out ratio	15.35		N/A		31.63		27.03		31.90

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	2.35%		1.66%		1.38%		1.54%		1.59%
Non-performing assets/year-end loans and foreclosed assets	2.99		3.69		2.99		1.46		1.09
Allowance for loan losses/non-performing loans	151.38		87.84		71.77		129.71		151.44
Net charge-offs/average loans	1.44		2.63		0.35		0.23		0.20
Gross non-performing assets/year end assets	1.79		2.48		2.30		1.12		0.81
Non-performing loans/year-end loans	1.24		1.90		1.92		1.19		1.05

Balance Sheet Ratios:
Loans to deposits	77.06%		90.23%		103.23%		98.29%		97.67%
Average interest-earning assets as a percentage of average interest-bearing liabilities	102.17		108.98		112.71		114.26		113.05

Capital Ratios:
Average common stockholders' equity to average assets	6.4%		7.1%		7.9%		7.6%		7.6%
Year-end tangible common stockholders' equity to assets	6.5		6.7		7.7		7.8		7.2
Great Southern Bancorp, Inc.:
Tier 1 risk-based capital ratio	15.0		13.8		10.6		10.7		10.2
Total risk-based capital ratio	16.3		15.1		11.9		11.9		11.4
Tier 1 leverage ratio	8.6		10.1		9.1		9.2		8.4
Great Southern Bank:
Tier 1 risk-based capital ratio	12.9		10.7		10.4		10.2		10.1
Total risk-based capital ratio	14.2		11.9		11.7		11.5		11.3
Tier 1 leverage ratio	7.4		7.8		9.0		8.9		8.3
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement: (7)
Including deposit interest	2.30	x	0.88	x	1.47	x	1.55	x	1.57	x
Excluding deposit interest	6.29	x	0.33	x	3.69	x	3.95	x	3.29	x

____________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)
In computing the ratio of earnings to fixed charges and preferred stock dividend requirement: (a) earnings have been based on income before income taxes and fixed charges, and (b) fixed charges consist of interest and amortization of debt discount and expense including amounts capitalized and the estimated interest portion of rents.

(8)	Excludes assets covered by FDIC loss sharing agreements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Allowance for Loan Losses and Valuation of Foreclosed Assets

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

The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. In addition, the Bank’s regulators could require additional provisions for loan losses as part of their examination process. The Bank's latest annual regulatory examination was completed in November 2009.

Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Judgments and assumptions used by management in the past have resulted in an overall allowance for loan losses that has been sufficient to absorb estimated loan losses.  Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

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

Acquisition Fair Value Estimates

The Company considers that the determination of the initial fair value of loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions and the initial fair value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best estimate of the amounts to be realized on each of these assets. The Company determined current fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805 (SFAS No. 141(R), Business Combinations). However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 5 "Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets" to the Consolidated Financial Statements included in Item 8 for additional information.

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2009, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. At December 31, 2009, goodwill consisted of $379,000 at the Bank reporting unit and $875,000 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At December 31, 2009, the amortizable intangible assets consisted of core deposit intangibles of $4.9 million at the Bank reporting unit and $31,000 of non-compete agreements at the Travel reporting unit. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2009. While the Company believes no impairment existed at December 31, 2009, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The Company’s financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income, as well as provisions for loan losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

In the year ended December 31, 2009, Great Southern's net loans increased $365 million, or 21.3%, from $1.72 billion at December 31, 2008, to $2.08 billion at December 31, 2009. The Company added $199.8 million of loans, net of significant discounts, due to its FDIC-assisted acquisition of certain TeamBank loans and other assets and added $226.0 million of loans, net of significant discounts, due to its FDIC-assisted acquisition of certain Vantus Bank loans and other assets. The pre-acquisition loan portfolio decreased by approximately $60.6 million. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time. However, some loan categories have experienced increases beyond the additions from the TeamBank and Vantus Bank transactions. The main loan areas experiencing increases in 2009 were commercial real estate loans, one- to four-family and multifamily real estate loans and commercial business loans, partially offset by lower balances in construction loans. In the year ended December 31, 2009, outstanding residential and commercial construction loan balances decreased $222.9 million (excluding loans covered by loss sharing agreements), to $321.0 million at December 31, 2009. In addition, the undisbursed portion of construction and land development loans decreased $19.1 million from $73.9 million at December 31, 2008, to $54.7 million at December 31, 2009. Much of these changes relates to construction loans for which the projects have been completed and the loan has moved to permanent financing, thereby reducing construction loans and increasing commercial real estate loans. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

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

In the year ended December 31, 2009, Great Southern's available-for-sale securities increased $116.6 million, or 18.0%, from $647.7 million at December 31, 2008, to $764.3 million at December 31, 2009. The Company added $111.8 million and $23.1 million of investment securities due to its FDIC-assisted acquisitions of certain investments and other assets of TeamBank and Vantus Bank, respectively.  The vast majority of the securities added are agency mortgage-backed securities and agency collateralized mortgage obligations.

In addition, Great Southern had cash and cash equivalents of $444.6 million at December 31, 2009 compared to $167.9 million at December 31, 2008. Cash and cash equivalents increased significantly as a result of the FDIC-assisted transactions.  Also in 2009, additional customer deposits were placed with Great Southern, in addition to the deposits added as a part of the FDIC-assisted transactions, resulting in increased liquidity. The Company could elect to utilize these funds by repaying some of its brokered deposits (which it has done to a large extent during 2009) or purchasing additional investment securities, or it may maintain its cash equivalents.

The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the year ended December 31, 2009, total deposit balances increased $805.9 million, or 42.2%. The Company added approximately $512 million of deposits due to its assumption of certain TeamBank deposits and added approximately $350 million of deposits due to its assumption of certain Vantus Bank deposits.  With these assumptions, the mix of deposits shifted from brokered deposits to checking deposits and retail certificates of deposits.  Interest-bearing transaction accounts increased $434.3 million and non-interest-bearing checking accounts increased $120.1 million. Retail certificates of deposit increased $598.9 million while total brokered deposits decreased $347.4 million. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.  In addition to these totals at December 31, 2009 and December 31, 2008, were Great Southern Bank customer deposits totaling $359.1 million and $168.3 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

Total brokered deposits, excluding the CDARS accounts discussed above, were $273.5 million at December 31, 2009, down from $806.2 million at December 31, 2008. The Company decided to increase the amount of longer-term brokered certificates of deposit in 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the Federal Home Loan Bank (FHLBank) and the Federal Reserve Bank. The addition of the TeamBank deposits created additional liquidity and reduced the need for brokered deposits. The Company had issued new brokered deposits which were fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in recent months, the Company has redeemed or replaced many of these deposits in 2009 in order to lock in cheaper funding rates or reduce some of its excess liquidity. There are no interest rate swaps associated with these brokered certificates.

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

Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts. We also have a portion of our liabilities that will reprice with changes to the Federal Funds rate or the three-month LIBOR rate. We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk").

Ongoing changes in the level and shape of the interest rate yield curve pose challenges for interest rate risk management. Beginning in the second half of 2004 and through September 30, 2006, the Board of Governors of the FRB increased short-term interest rates through steady increases to the Federal Funds rate. Other short-term rates, such as LIBOR and short-term U.S. Treasury rates, increased in conjunction with these increases by the FRB. By September 30, 2006, the FRB had raised the Federal Funds rates by 4.25% (from 1.00% in June 2004) and other short-term rates rose by corresponding amounts. However, there was not a parallel shift in the yield curve; intermediate and long-term interest rates did not increase at a corresponding pace. This caused the shape of the interest rate yield curve to become much flatter, which creates different issues for interest rate risk management. On September 18, 2007, the FRB decreased the Federal Funds rate by 50 basis points and many market interest rates began to fall in the following weeks. In the months following September 2007, the FRB reduced the Federal Funds rate by an additional 450 basis points. The Federal Funds rate now stands at 0.25%. However, funding costs for most financial services companies have not declined in tandem with these reductions in the Federal Funds rate. Competition for deposits, the desire for longer term funding and wide credit spreads have kept borrowing costs relatively high in the current environment.

The FRB most recently cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs in the current environment. Usually any negative impact is expected to be offset over the following 90- to 180-day period, and subsequently is expected to have a positive impact, as the Company's interest rates on deposits and borrowings would normally also go down as a result of a reduction in interest rates by the FRB, assuming normal credit, liquidity and competitive loan and deposit pricing pressures. Any anticipated positive impact will likely be reduced by the change in the funding mix noted above, as well as retail deposit competition in the Company's market areas.

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At December 31, 2009, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $830 million with rates that change immediately with changes to the prime rate of interest. Of this total, $715 million also had interest rate floors. These floors were at varying rates, with $133 million of these loans having floor rates of 7.0% or greater and another $514 million of these loans having floor rates between 5.0% and 7.0%. In addition, there were $68 million of these loans with floor rates between 3.25% and 5.0%. At December 31, 2009, $715 million of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout 2008, as the "prime rate of interest" decreased, the Company's loan portfolio again has had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. The loan yield for the portfolio had increased to a level that was approximately 300 and 310 basis points higher than the national "prime rate of interest" at December 31, 2009 and December 31, 2008, respectively. While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2009, non-interest income was also affected by the gains recognized on the FDIC-assisted transactions. Non-interest income may also be affected by the Company's interest rate hedging activities. On July 1, 2010, a federal rule will go into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This recent federal rule is likely to adversely affect the amount of non-interest income we generate.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

Non-interest income for 2009 increased $94.6 million primarily as a result of the one-time initial gain of $43.9 million related to the TeamBank transaction and the one-time initial gain of $45.9 million related to the Vantus Bank transaction.  These gains were calculated based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805. ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. Subsequent to the initial fair value estimate calculations for the TeamBank transaction in the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 20, 2009, which resulted in adjustments to the initial fair value estimates. Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in increased fair value estimates of the acquired loan pools. The fair values of these loan pools were adjusted and the provisional fair values finalized. These adjustments resulted in a $15.1 million increase to the first quarter 2009 initial one-time gain of $28.8 million. Thus, the final first quarter 2009 gain on the TeamBank transaction was $43.9 million related to the fair value of the acquired assets and assumed liabilities.   Other increases in non-interest income were primarily the result of income of $2.7 million recorded due to the discount related to the FDIC indemnification asset recorded in connection with the FDIC-assisted transaction completed in the first quarter of 2009. Deposit account charges increased primarily as a result of the first quarter of 2009 acquisition. Gains on the sales of residential mortgage loans increased due to higher volumes of new purchase and refinance fixed-rate loans. The increase was partially offset by the impairment write-down in value of certain investments.  The impairment write-down totaled $4.3 million on a pre-tax basis. It is unclear if or when the values of these investment securities will improve, or whether such values will deteriorate further. Based on these developments, the Company recorded an other-than-temporary impairment. In addition, non-interest income declined due to the change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits, which resulted in income of $1.2 million in the year ended December 31, 2009, and was $7.0 million in the year ended December 31, 2008. This income is part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005. This charge has been recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty.

    Total non-interest expense increased in 2009 compared to 2008 due to costs related to the acquisitions of TeamBank and Vantus Bank assets and liabilities, expenses related to FDIC insurance premiums and expenses related to problem loans and foreclosed assets. The Company recorded expenses of operating the acquired banking centers and operational areas beginning in the second quarter of 2009. In addition, other acquisition costs of certain assets and liabilities of TeamBank and Vantus Bank and other related expenses were recorded during 2009. Due to the increase in the level of foreclosed assets, foreclosure-related expenses have increased significantly in 2009 compared to 2008.

    In 2009, the FDIC significantly increased insurance premiums for all banks. This resulted in increased expense for the Company due to higher assessable deposits and a higher assessment rate. Due to losses and projected losses to the deposit insurance fund, in addition to the regular quarterly deposit insurance assessments, the FDIC imposed a five basis point special assessment on all insured depository institutions based on assets as of June 30, 2009. This resulted in additional expense of $1.7 million, which was recorded by the Company in the second quarter of 2009.  In November 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009.  The Company prepaid $13.2 million, which will be expensed in the normal course of business throughout this three-year period.

    In addition to the expense increases noted above, the Company's increase in non-interest expense in the year ended December 31, 2009, compared to 2008, related to the continued growth of the Company.  In May 2009, the Company opened banking centers in Creve Coeur, Mo. and Lee’s Summit Mo.

Business Initiatives

    The Company plans to open two to three banking centers per year as market conditions warrant as part of its overall long-term strategic plan. Construction plans are underway to build full-service banking centers in 2010 in Forsyth, Mo., and Des Peres, Mo.  Both banking centers have received necessary regulatory approvals.

    The Company will build its first facility in Forsyth, which is part of the Branson, Mo., market area. The facility, located at 15695 Highway 160 and east of Branson, will complement the Company’s four banking centers operating in this region with three locations in Branson and one in Kimberling City, Mo. The banking center is expected to open later in 2010.

    The full-service banking center in Des Peres will be the Company’s second location in the St. Louis metropolitan area. The Des Peres location at 11689 Manchester is approximately seven miles from the Company’s Creve Coeur, Mo., banking center, which opened in May 2009 and is the Company’s most successful banking center opening to date generating more than $80 million in core deposits. The Company also operates a loan production office and two Great Southern Travel offices in the St. Louis market. The banking center in Des Peres is expected to open in late 2010.

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

Effect of Federal Laws and Regulations

Federal legislation and regulation significantly affect the banking operations of the Company and the Bank, and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated depository institutions such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank.  See "Item 1. Business -- Government Supervision and Regulation."

FDIC-Assisted Acquisitions of Certain Assets and Liabilities

Vantus Bank

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss sharing with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa. The Company provided significant details about this transaction in its Current Report on Form 8-K/A filed on November 9, 2009. This transaction is an opportunistic extension of our business initiatives noted above. The loans, commitments and foreclosed assets purchased are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection. Preliminarily, the Company anticipates buying all primary banking center buildings available for purchase from the FDIC. Acquisition costs of the buildings and related furniture and equipment will be based on current appraisals.

Since the September acquisition, customer deposits have remained stable with a high retention rate. At the end of business on December 11, 2009, the Company merged the former Vantus Bank operational systems into Great Southern’s systems. This conversion allows all Great Southern and former Vantus Bank customers to conduct business and have access to consistent products and services at all banking centers throughout the Great Southern franchise. Back office support functions were consolidated shortly after the systems conversion, with operational efficiencies anticipated to be realized beginning in the first quarter of 2010.

As a result of the transaction described above, Great Southern determined current fair value accounting estimates of the assumed assets and liabilities. This resulted in the Company booking a one-time gain of $45.9 million in accordance with FASB ASC 805, in the third quarter of 2009. We expect to recognize additional income in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts expected to be accreted into income in future years, the acquired Vantus Bank loans are not considered non-performing as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a yield on the discounted book balances.

TeamBank

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss sharing with the FDIC to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas. The Company provided significant details about this transaction in its Current Report on Form 8-K/A filed on June 5, 2009. This transaction is an opportunistic extension of our business initiatives noted above. The loans, commitments and foreclosed assets purchased are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords Great Southern Bank significant protection. The Company has agreed to buy all primary banking center buildings available for purchase from the FDIC, except the Lee’s Summit office, which was closed on July 17, 2009. Acquisition costs of the buildings and related furniture and equipment, which total less than $10 million, are based on current appraisals.

Since the March acquisition, customer deposits have remained stable with a high retention rate. At the end of business on July 24, 2009, the Company merged the former TeamBank operational systems into Great Southern’s systems. This conversion allows all Great Southern and former TeamBank customers to conduct business and have access to consistent products and services at all banking centers throughout the Great Southern franchise. Back office support functions were consolidated shortly after the systems conversion, and operational efficiencies were realized beginning in the fourth quarter of 2009.

As a result of the transaction described above, Great Southern determined current fair value accounting estimates of the assumed assets and liabilities. This resulted in the Company booking a one-time gain of $43.9 million in accordance with FASB ASC 805, in the first quarter of 2009. ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. Subsequent to the initial fair value estimate calculations for the TeamBank transaction in the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 20, 2009, which resulted in adjustments to the initial fair value estimates. Most significantly, additional information (as of the acquisition date) was obtained on the credit quality of certain loans as of the acquisition date which resulted in increased fair value estimates of the acquired loan pools. The fair values of these loan pools were adjusted and the provisional fair values finalized. These adjustments resulted in a $15.1 million increase to the first quarter 2009 initial one-time gain of $28.8 million. Thus, the final first quarter 2009 gain on the TeamBank transaction was $43.9 million related to the fair value of the acquired assets and assumed liabilities.   Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts expected to be accreted into income in future years, the acquired TeamBank loans are not considered non-performing as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a yield on the discounted book balances.

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

•
the attractiveness of immediate core deposit growth with low cost of funds. Over the past several years, organic core deposit growth has been exceptionally difficult as financial institutions fought over deposits. These acquisitions allowed us to immediately increase core deposits by a significant amount at an attractive cost.

•
the opportunities to enhance income and efficiency due to duplications of effort and decentralized processes. The Company has historically operated very efficiently, and expects to enhance income by centralizing some duties and removing duplications of effort.

Recent Accounting Pronouncements
   In February 2010, the FASB issued Accounting Standards Update No. (ASU) 2010-09, Subsequent Events:  Amendments to Certain Recognition and Disclosure Requirements (FASB ASU 2010-09).  This Update eliminates the requirement for an SEC filer to disclose the date through which subsequent events were reviewed for both issued and revised financial statements.  This Update was effective upon issuance for the Company and did not have a material impact on its financial position or results of operations.

    In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (FASB ASU 2010-09), which amends FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures.  This Update requires new disclosures to show significant transfers in and out of Level 1 and Level 2 fair value measurements as well as discussion regarding the reasons for the transfers.  It also clarifies existing disclosures requiring fair value measurement disclosures for each class of assets and liabilities.  The Update describes a class as being a subset of assets and liabilities within a line item on the statement of financial condition which will require management judgment to designate.  Use of the terminology “classes of assets and liabilities” represents an amendment from the previous terminology “major categories of assets and liabilities”.  Clarification is also provided for disclosures of Level 2 and Level 3 recurring and nonrecurring fair value measurements requiring discussion about the valuation techniques and inputs used.  These provisions of the Update are effective for interim and annual reporting periods beginning after December 15, 2009.  Another new disclosure requires an expanded reconciliation of activity in Level 3 fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than netting the amounts in one number.  This requirement is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

    In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (FASB ASU 2010-01).  This Update is a consensus of the FASB Emerging Issues Task Force and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying FASB ASC 505, Equity, and FASB ASC 260, Earnings per Share.  The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company does not expect the adoption of the amendments to have a material impact on the Company’s financial position or results of operations.

    In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB ASU 2009-17), which impacts FASB ASC 810 (FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).  The guidance was originally issued in June 2009 as FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The guidance will be effective for the Company January 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

    In December 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (FASB ASU 2009-16), which amends FASB ASC 860 (SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The guidance was originally issued in June 2009 as FASB Statement No. 166, Accounting for Transfers of Financial Assets, to enhance reporting about transfers of financial assets, including securitizations and situations where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance will be effective for the Company January 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

    In October 2009, the FASB issued Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (FASB ASU 2009-15).  This Update is a consensus of the FASB Emerging Issues Task Force.  This Update amends guidance in FASB ASC 470, Debt, and FASB ASC 260, Earnings per Share, and clarifies how a corporate entity should (1) account for a share-lending arrangement that is entered into in contemplation of a convertible debt offering and (2) calculate earnings per share. This Update is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.  Retrospective application is required for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company does not expect the adoption of this Update to have a material impact on the Company’s financial position or results of operations.

    In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (FASB ASU 2009-05).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more specified valuation techniques.  The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This new guidance was effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

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

    Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification (“FASB ASC”) will be the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 was effective for the Company’s interim and annual financial statements for periods ending after September 15, 2009.  Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations. Technical references to GAAP included in these Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically when first used.

    In June 2009, the FASB issued an Exposure Draft of a proposed guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses. The purpose of the proposed guidance is to improve the quality of financial reporting by providing disclosure information that allows financial statement users to understand the nature of credit risk inherent in the creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. To achieve this objective, this guidance would require disclosure of a creditor’s accounting policies for estimating the allowance for credit losses, qualitative and quantitative information about the credit risk inherent in its financing receivables portfolio, the methods used in determining the components of the allowance for credit losses, and quantitative disaggregated information about the change in receivables and the related allowance for credit losses. The FASB continues to deliberate this proposed guidance at this time.  As currently written, this proposed guidance would be effective beginning with the first interim or annual reporting period ending after December 15, 2009.

              In June 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 112. This SAB amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, specifically, amendments to FASB ASC 815 and FASB ASC 810.

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

In May 2009, the FASB issued guidance impacting FASB ASC 855 (SFAS No. 165, Subsequent Events). The guidance concerns the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The guidance sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance. The guidance also defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and was adopted by the Company at June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance impacting FASB ASC 820 (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This guidance provides additional guidance for estimating fair value in accordance with FASB ASC 829 (SFAS No. 157, Fair Value Measurements), when the volume and level of activity for the asset or liability have significantly decreased. The new guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the guidance requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. The guidance was effective for the Company’s financial statements beginning with the three months ended June 30, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance impacting FASB ASC 320 (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance also requires expanded disclosures. The new guidance was effective for the Company’s financial statements beginning with the three months ended June 30, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In conjunction with the issuance of the guidance impacting FASB ASC 320 discussed in the paragraph above, the SEC issued SAB No. 111. This SAB amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (Topic 5.M.) as well as FASB ASC 320. This SAB maintains the SEC’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope.

         In April 2009, the FASB issued guidance impacting FASB ASC 825 (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends FASB ASC 825 (SFAS No. 107, Disclosures about Fair Value of Financial Instruments), to require expanded disclosures for all financial instruments that are not measured at fair value through earnings as defined by FASB ASC 825 in interim periods, as well as in annual periods.  Also required are disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance also amends FASB ASC 270 (APB Opinion No. 28, Interim Financial Reporting), to require those disclosures in all interim financial statements.  The disclosures required by the new guidance were effective for the Company’s financial statements beginning with the three months ended June 30, 2009, and are included in Note 14 to the Consolidated Financial Statements.

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

In March 2008, the FASB issued guidance impacting FASB ASC 815 (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133).This new guidance requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under the new guidance, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009. The adoption of the guidance did not have a material effect on the Company’s financial position or results of operations. For information about the Company’s derivative financial instruments, see Note 16 to the Consolidated Financial Statements.

In February 2008, the FASB issued guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. 157-2). The staff position delays the effective date of certain guidance within FASB ASC 820 (SFAS No. 157, Fair Value Measurements) (which was adopted by the Company on January 1, 2008) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues with regard to the application of FASB ASC 820. This staff position deferred the effective date to January 1, 2009, for items within the scope of the staff position did not have a material effect on the Company's financial position or results of operations.

    In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141 (revised), Business Combinations). FASB ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for business combinations, but broadens the scope of the original guidance and contains improvements to the application of this method. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. FASB ASC 805 applies to business combinations occurring after January 1, 2009. The Company adopted this guidance on January 1, 2009, and applied it with regard to its March 20, 2009 and September 4, 2009, FDIC-assisted transactions described in Note 27 to the Consolidated Financial Statements.

    In December 2007, the FASB issued guidance impacting FASB ASC 810, Consolidation (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51), which requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. FASB ASC 810 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary.  The new guidance in FASB ASC 810 was adopted by the Company on January 1, 2009. Based on its current activities, the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

    During the year ended December 31, 2009, the Company increased total assets by $981.2 million to $3.6 billion. Most of the increase was attributable to the cash, loans, FDIC indemnification asset and investment securities acquired in the FDIC-assisted transactions of TeamBank and Vantus Bank. Net loans increased by $365.1 million; the net increase in loans added from TeamBank was $199.8 million and the net increase in loans added from Vantus Bank was $226.0 million at December 31, 2009. The main loan areas experiencing increases during 2009 were commercial real estate loans, commercial business loans and one- to four-family and multi-family real estate loans, partially offset by significantly lower balances in construction loans.  In the year ended December 31, 2009, the disbursed portion of residential and commercial construction loan balances decreased $222.9 million (excluding loans covered in by loss sharing agreements). The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. The Company does not expect to grow the loan portfolio significantly at this time. Related to the loans purchased in the FDIC-assisted transactions, the Company recorded an asset with a remaining balance of $141.5 million which represents an estimate of the remaining fair value of the FDIC indemnification of losses in the TeamBank and Vantus Bank loans acquired. This amount will fluctuate over time, in tandem with the balance of loans acquired in the transaction, as the results of loan workouts and collections are recognized. Available-for-sale investment securities increased $116.6 million and cash and cash equivalents increased $276.7 million. The increase in investment securities is primarily attributable to the investment securities acquired in the FDIC-assisted transactions. During the year ended December 31, 2009, the Company experienced excess funding due to increases in deposits and customer reverse repurchase accounts. In some instances, the Company invested these excess funds in short-term cash equivalents that caused the Company to earn a negative spread. While the Company generally earned a positive spread on securities purchased, it was much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but decreasing net interest margin in the early portion of 2009. In the latter quarters of 2009, the Company’s net interest margin improved as brokered deposits were redeemed or replaced with lower rate deposits and retail certificates of deposit matured and were replaced with certificates of deposit that have a lower interest rate. While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 15% to 25% of total assets. The available-for-sale securities portfolio was 21.0% and 24.3% of total assets at December 31, 2009 and December 31, 2008, respectively. The Company expects that it may maintain a higher level of investment securities and cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this will continue to have the effect of suppressing net interest margin and net interest income. Foreclosed assets increased $9.0 million during the year ended December 31, 2009. See “Non-performing Assets – Foreclosed Assets” for additional information on the Company’s foreclosed assets.

    Total liabilities increased $916.4 million from December 31, 2008 to $3.34 billion at December 31, 2009. Deposits increased $805.9 million, securities sold under reverse repurchase agreements with customers increased $120.6 million and FHLBank advances increased $51.1 million. The increase in securities sold under repurchase agreements with customers was the result of corporate customers’ desires to place funds in excess of deposit insurance limits in secured accounts. FHLBank advances increased from $120.5 million at December 31, 2008, to $171.6 million at December 31, 2009, as a result of the advances assumed in the FDIC-assisted transaction involving TeamBank. The level of FHLBank advances will fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of the Company. Total deposits increased $805.9 million from December 31, 2008. Deposits assumed in the FDIC-assisted transactions were approximately $862 million. Retail certificates of deposit increased $598.9 million; non-interest-bearing transaction accounts increased $120.1 million, and interest-bearing checking accounts (mainly money market accounts) increased $434.3 million. Checking account balances totaled $1.1 billion at December 31, 2009, up from $525.2 million at December 31, 2008. Total brokered deposits (excluding CDARS customer account balances) were $273.5 million at December 31, 2009, down from $806.2 million at December 31, 2008. In addition at December 31, 2009 and December 31, 2008, there were Great Southern Bank customer deposits totaling $359.1 million and $168.3 million, respectively, that were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company had also increased the amount of longer-term brokered certificates of deposit during 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the FRB. As market interest rates on these types of deposits decreased in recent months, the Company has redeemed or replaced many of these certificates in 2009 in order to lock in cheaper funding rates or reduce some of its excess liquidity. During the year ended December 31, 2009, the Company redeemed $454 million of these callable deposits. In addition, the Company has had several brokered deposits mature in 2009 without replacement due to the deposit increases in other areas. The Company reduced its short-term borrowings by $83.1 million, to $289,000 at December 31, 2009, through repayment of all of its outstanding borrowings from the FRB.

    Total stockholders' equity increased $64.8 million from $234.1 million at December 31, 2008 to $298.9 million at December 31, 2009. The Company recorded net income of $65.0 million for the year ended December 31, 2009, common and preferred dividends declared were $12.6 million and accumulated other comprehensive income increased $11.6 million.  The increase in accumulated other comprehensive income  resulted from increases in the fair value of the Company's available-for-sale investment securities.

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

Results of Operations and Comparison for the Years Ended December 31, 2009 and 2008

General

    Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, net income increased $69.4 million during the year ended December 31, 2009, compared to the year ended December 31, 2008. Net income was $65.0 million for the year ended December 31, 2009 compared to a net loss of $4.4 million for the year ended December 31, 2008. This increase was primarily due to an increase in non-interest income of $94.6 million, or 336.3%, an increase in net-interest income of $17.7 million, or 24.7%, and a decrease in provision for loan losses of $16.4 million, or 31.4%, partially offset by a increase in non-interest expense of $22.5 million, or 40.4%, and an increase in provision for income taxes of $36.8 million. Net income available to common shareholders was $61.7 million for the year ended December 31, 2009 compared to a net loss of $4.7 million for the year ended December 31, 2008.

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, net income increased $71.5 million during the year ended December 31, 2009, compared to the year ended December 31, 2008. On this basis, net income was $64.5 million for the year ended December 31, 2009 compared to a net loss of $6.9 million for the year ended December 31, 2008.  This increase was primarily due to an increase in non-interest income of $100.4 million, or 474.6%, an increase in net interest income of $15.0 million, or 20.0%, and a decrease in provision for loan losses of $16.4 million, or 31.4%, partially offset by a increase in non-interest expense of $22.5 million, or 40.4%, and an increase in provision for income taxes of $37.8 million.  On this basis, net income available to common shareholders was $61.2 million for the year ended December 31, 2009 compared to a net loss of $7.2 million for the year ended December 31, 2008.

The information presented in the table below and elsewhere in this report excluding hedge accounting entries recorded (for the 2009, 2008 and 2007 periods) is not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The tables below and elsewhere in this report excluding hedge accounting entries recorded (for the 2009, 2008 and 2007 periods) contain reconciliations of this information to the reported information prepared in accordance with GAAP. The Company believes that this non-GAAP financial information is useful in its internal management financial analyses and may also be useful to investors because the Company believes that the exclusion of these items from the specified components of net income better reflect the Company's underlying operating results during the periods indicated for the reasons described above. The amortization of the deposit broker fee and the net change in fair value of interest rate swaps and related deposits may be volatile. For example, if market interest rates decrease significantly, the interest rate swap counterparties may wish to terminate the swaps prior to their stated maturities. If a swap is terminated, it is likely that the Company would redeem the related deposit account at face value. If the deposit account is redeemed, any unamortized broker fee associated with the deposit account must be written off to interest expense. In addition, if the interest rate swap is terminated, there may be an income or expense impact related to the fair values of the swap and related deposit which were previously recorded in the Company's financial statements. The effect on net income, net interest income, net interest margin and non-interest income could be significant in any given reporting period.

Non-GAAP Reconciliation
(Dollars in thousands)
	Year Ended December 31,
	2009		2008
	Dollars	Earnings Per Diluted Share	Dollars	Earnings Per Diluted Share

Reported Earnings (per common share)	$61,694	$4.44	$(4,670)	$(0.35)

Amortization of deposit broker origination fees (net of taxes)	256		2,022

Net change in fair value of interest rate swaps and related deposits (net of taxes)	(770)		(4,534)

Earnings excluding impact of hedge accounting entries	$61,180		$(7,182)

Total Interest Income

Total interest income increased $11.1 million, or 7.6%, during the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was due to a $3.6 million, or 3.0%, increase in interest income on loans, and a $7.4 million, or 29.7%, increase in interest income on investments and other interest-earning assets. Interest income from investment securities and other interest-earning assets increased due to higher average balances, partially offset by lower average rates of interest. The higher average balances were primarily a result of increased levels of securities and interest-earning deposits held for the purpose of liquidity and the securities and cash equivalents added from the acquisitions in the first and third quarters of 2009. Interest income from loans increased due to slightly higher average balances, partially offset by lower average rates of interest. The higher average balances were primarily a result of the discounted loans added through the FDIC-assisted transactions in the first and third quarters of 2009. The lower average rates were primarily a result of the lower market interest rates (prime rate) in 2009 compared to 2008, partially offset by the yields earned on the discounted loans added through the FDIC-assisted transactions in the first and third quarters of 2009.

Interest Income - Loans

During the year ended December 31, 2009 compared to the year ended December 31, 2008, interest income on loans increased due to higher average balances, partially offset by lower average rates of interest. Interest income increased $11.6 million as the result of higher average loan balances from $1.84 billion during the year ended December 31, 2008 to $2.03 billion during the year ended December 31, 2009. The higher average balance resulted principally from the loans added at their fair market value from the FDIC-assisted transactions and increases in average balances in commercial real estate loans and one- to four-family mortgage loans, partially offset by lower average balances in construction loans. The Bank's one- to four-family residential loan portfolio balance increased in 2008 and 2009 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market. The Bank’s outstanding construction loan balance has decreased significantly as many projects have been completed in the past 12-18 months and demand for new construction loans has declined.

Interest income decreased $8.0 million as the result of lower average interest rates on loans. The average yield on loans decreased from 6.51% during the year ended December 31, 2008, to 6.09% during the year ended December 31, 2009. The average yield on the Company’s loan portfolio decreased primarily due to interest rate cuts by the FRB in 2008. Generally, a rate cut by the FRB would have an anticipated immediate negative impact on interest income and net interest income due to the large total balance of loans which generally adjust immediately as Fed Funds adjust. Average loan rates were much lower in 2009 compared to 2008, as a result of reduced market rates of interest, primarily the "prime rate" of interest. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate now remains. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Prior to 2005, many of these loan rate floors were in effect and established a loan rate which was higher than the contractual rate would have otherwise been. During 2005 and 2006, as market interest rates rose, many of these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. Beginning in 2008, the declining interest rates once again put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. Great Southern has a significant portfolio of loans which are tied to a “prime rate” of interest. Some of these loans are tied to some national index of “prime,” while most are indexed to “Great Southern prime.” The Company has elected to leave its “prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors, which are provided for in individual loan documents. In the year ended December 31, 2008, the average yield on loans was 6.51% versus an average prime rate for the period of 5.10%, or a difference of a positive 141 basis points. In the year ended December 31, 2009, the average yield on loans was 6.09% versus an average prime rate for the period of 3.25%, or a difference of a positive 284 basis points.

For the years ended December 31, 2009 and 2008, interest income was reduced $1.1 million and $1.2 million, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period. Partially offsetting this, the Company collected interest that was previously charged off in the amount of $48,000 and $227,000 in the years ended December 31, 2009 and 2008, respectively, due to work-out efforts on non-performing loans.  See "Net Interest Income" for additional information on the impact of this interest activity.

Interest Income - Investments and Other Interest-earning Deposits

Interest income on investments and other interest-earning assets increased as a result of higher average balances during the year ended December 31, 2009, when compared to the year ended December 31, 2008. Interest income increased $14.7 million as a result of an increase in average balances from $534 million during the year ended December 31, 2008, to $918 million during the year ended December 31, 2009. This increase was primarily in interest-earning deposits and available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements and public fund deposits. The balance of available-for-sale mortgage-backed securities has increased from $485.2 million at December 31, 2008 to $632.2 million at December 31, 2009. Interest income decreased by $7.3 million as a result of a decrease in average interest rates from 4.68% during the year ended December 31, 2008, to 3.53% during the year ended December 31, 2009. In previous years, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs). As these securities reached interest rate reset dates in 2007, their rates typically increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) generally declined in 2008 and 2009, the interest rates on those securities that repriced in 2009 decreased at their 2009 interest rate reset date. The majority of the securities added in 2008 and 2009 are backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally one to ten years) and then will adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities is subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). These mortgage-backed securities are also currently experiencing lower yields due to more rapid prepayments in the underlying mortgages. As a result, premiums on these securities are being amortized against interest income more quickly, thereby reducing the yield recorded. In addition in 2008, the Company had several agency securities that were callable at the option of the issuer which had interest rates that were higher than the current portfolio average rate. Many of these securities were redeemed by the issuer in 2008 and 2009. On March 20, 2009 and September 4, 2009, the Company acquired approximately $112 million and $23 million, respectively, of investment securities as part of the two FDIC-assisted acquisitions. These investments were recorded at their fair values at the date of acquisition with related market yields at that time.

In addition to the increase in securities, the Company has also experienced an increase in interest-earning deposits and non-interest-earning cash equivalents, where additional liquidity was maintained in 2008 and 2009 due to uncertainty in the financial system. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At December 31, 2009, the Company had cash and cash equivalents of $444.6 million compared to $167.9 million at December 31, 2008. For the years ended December 31, 2009 and 2008, the average balance of investment securities and other interest-earning assets increased by approximately $384 million, due to excess funds for liquidity and the purchase of investment securities to pledge against public funds deposits, customer repurchase agreements and structured repo borrowings. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, total interest expense decreased $6.6 million, or 9.0%, during the year ended December 31, 2009, when compared with the year ended December 31, 2008, primarily due to a decrease in interest expense on deposits of $6.8 million, or 11.2%, and a decrease in interest expense on subordinated debentures issued to capital trust of $689,000, or 47.1%, partially offset by an increase in interest expense on short-term and structured repo borrowings of $501,000, or 8.5%, and an increase in interest expense on FHLBank advances of $351,000, or 7.0%.

Excluding the effects of the Company's hedge accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, total interest expense decreased $3.9 million, or 5.6%, during the year ended December 31, 2009, when compared with the year ended December 31, 2008, primarily due to a decrease in interest expense on deposits of $4.1 million, or 7.0%, and a decrease in interest expense on subordinated debentures issued to capital trust of $689,000, or 47.1%, partially offset by an increase in interest expense on short-term and structured repo borrowings of $501,000, or 8.5%, and an increase in interest expense on FHLBank advances of $351,000, or 7.0%.

The amortization of the deposit broker origination fees which were originally recorded as part of the 2005 accounting change regarding interest rate swaps significantly increased interest expense in 2008, but did not have a significant effect in the year ended December 31, 2009. The amortization of these fees totaled $393,000 and $3.1 million in the years ended December 31, 2009 and 2008, respectively. The Company has now amortized the remaining fees as the interest rate swaps and related brokered deposits have been terminated. In the year ended December 31, 2009, the Company amortized $879,000 in additional broker fees that were related to deposits originated by the Company in 2008. These were remaining unamortized fees on deposits that were redeemed at the discretion of the Company to reduce some of the excess liquidity and to reduce deposits with interest rates generally in excess of 4.00%. The total of such deposits redeemed during 2009 was $454 million.

Interest Expense - Deposits

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, interest on demand deposits decreased $3.6 million due to a decrease in average rates from 1.73% during the year ended December 31, 2008, to 1.08% during the year ended December 31, 2009. The average interest rates decreased due to lower overall market rates of interest throughout 2008 and 2009. Market rates of interest on checking and money market accounts began to decrease in the fourth quarter of 2007 as the FRB reduced short-term interest rates. These FRB reductions continued throughout 2008 and some market rates continued to decrease in 2009. Interest on demand deposits increased $1.9 million due to an increase in average balances from $484 million during the year ended December 31, 2008, to $611 million during the year ended December 31, 2009. Average noninterest-bearing demand balances increased from $147 million in the three months ended September 30, 2008, to $260 million in the three months ended September 30, 2009. Average noninterest-bearing demand balances increased from $148 million for the year ended December 31, 2008, to $221 million for the year ended December 31, 2009. The increase in average balances on all types of deposits is primarily a result of the FDIC-assisted transactions completed in March and September of 2009, as well as organic growth in the Company’s deposit base.

Interest expense on deposits decreased $18.4 million as a result of a decrease in average rates of interest on time deposits from 4.14% during the year ended December 31, 2008, to 2.88% during the year ended December 31, 2009.  This average rate of interest included the amortization of the deposit broker origination fee discussed above.  Interest expense on deposits increased $13.4 million due to an increase in average balances of time deposits from $1.27 billion during the year ended December 31, 2008, to $1.65 billion during the year ended December 31, 2009. Market rates of interest on new certificates have decreased since late 2007 as the FRB reduced short-term interest rates and other market rates have declined. A large portion of the Company’s certificates of deposit portfolio matures within one year; this is consistent with the portfolio over the past several years. The increase in average balances on certificates of deposit is primarily a result of the FDIC-assisted transactions completed in March and September of 2009, as well as organic growth in the Company’s deposit base. In addition, the Company reduced its total balance of outstanding brokered deposits at December 31, 2009 compared to December 31, 2008.

Included in the brokered deposits total at December 31, 2009, is $455.0 million which is part of the Certificate of Deposit Account Registry Service (CDARS). This total includes $359.1 million in CDARS customer deposit accounts and $95.9 million in CDARS purchased funds. Included in the brokered deposits total at December 31, 2008, was $337.1 million which was part of CDARS. This total includes $168.3 million in CDARS customer deposit accounts and $168.8 million in CDARS purchased funds. CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

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

Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, interest expense on deposits decreased $15.1 million as a result of a decrease in average rates of interest on time deposits from 3.89% during the year ended December 31, 2008, to 2.85% during the year ended December 31, 2009, and increased $12.8 million due to an increase in average balances of time deposits from $1.27 billion during the year ended December 31, 2008, to $1.65 billion during the year ended December 31, 2009.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements and Subordinated Debentures Issued to Capital Trust

During the year ended December 31, 2009 compared to the year ended December 31, 2008, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average interest rates. Interest expense on FHLBank advances increased $1.8 million due to an increase in average balances from $133 million during the year ended December 31, 2008, to $191 million during the year ended December 31, 2009. The reason for this increase is the addition of advances assumed in the FDIC-assisted transaction completed in March of 2009. Interest expense on FHLBank advances decreased $1.5 million due to a decrease in average interest rates from 3.75% in the year ended December 31, 2008, to 2.80% in the year ended December 31, 2009. Rates on advances decreased as the Company employed some advances which matured in a relatively short term and advances which are indexed to one-month LIBOR and adjust monthly, taking advantage of the falling interest rate environment.

Interest expense on short-term borrowings and structured repurchase agreements increased $2.5 million due to an increase in average balances from $262 million during the year ended December 31, 2008, to $400 million during the year ended December 31, 2009. The increase in balances of short-term borrowings and structured repurchase agreements was primarily due to significant increases in securities sold under repurchase agreements with the Company's deposit customers. In addition, in September 2008, the Company entered into a structured repo borrowing agreement totaling $50 million which bears interest at a fixed rate unless LIBOR exceeds 2.81%. If LIBOR exceeds 2.81%, the borrowing costs decrease by a multiple of the difference between LIBOR and 2.81%. This rate adjusts quarterly. Interest expense on short-term borrowings and structured repurchase agreements decreased $2.0 million due to a decrease in average rates on short-term borrowings and structured repurchase agreements from 2.25% in the year ended December 31, 2008, to 1.60% in the year ended December 31, 2009. The average interest rates decreased due to lower overall market rates of interest in 2009 compared to 2008. Market rates of interest on short-term borrowings began to decrease in the fourth quarter of 2007 and continued to decrease throughout 2008 and 2009, as the FRB decreased short-term interest rates and other market rates also decreased.

Interest expense on subordinated debentures issued to capital trust decreased $689,000 due to decreases in average rates from 4.73% in the year ended December 31, 2008, to 2.50% in the year ended December 31, 2009. As LIBOR rates decreased from the prior year, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2009 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Including the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, net interest income for the year ended December 31, 2009 increased $17.7 million to $89.3 million compared to $71.6 million for the year ended December 31, 2008. Net interest margin was 3.03% for the year ended December 31, 2009, compared to 3.01% in 2008, an increase of 2 basis points.

In 2008, the Company decided to increase the amount of longer-term brokered certificates of deposit to provide additional liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the FRB. In 2008, the Company issued approximately $359 million of new brokered deposits which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits have decreased in 2009, the Company has redeemed or replaced nearly all of these certificates in 2009 in order to lock in cheaper funding rates or reduce some of its excess liquidity. These longer-term certificates carried an interest rate that was approximately 3-4%. The Company decided that maintaining these deposits was justified by the longer term and the ability to keep committed funding lines available. Excess funds were invested in short-term cash equivalents at rates that resulted in a negative spread. The average balance of cash and cash equivalents for the years ended December 31, 2009 and December 31, 2008, was $425 million and $114 million, respectively. These 2009 levels are higher than our historical averages.

The Company’s margin was also positively impacted by a change in the deposit mix. The addition of the TeamBank and Vantus Bank core deposits provided a relatively lower cost funding source, which allowed the Company to reduce some of its higher cost funds. The Company also had significant maturities in its retail certificate portfolio and renewed many of these certificates at significantly lower rates in many cases. In addition, the TeamBank and Vantus Bank loans were recorded at their fair value at acquisition, which provided a current market yield on the portfolio.

The Federal Reserve last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its "prime rate" of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers as a majority of the loans indexed to "Great Southern prime" are already at interest rate floors which are provided for in individual loan documents. At its most recent meeting on March 16, 2010, the Federal Reserve Board elected to leave the Federal Funds rate unchanged and did not indicate that rate changes are imminent, although banking regulators are advising banks to prepare themselves now for rising interest rates.

For the years ended December 31, 2009 and 2008, interest income was reduced $1.1 million and $1.2 million, respectively, due to the reversal of accrued interest on loans that were added to non-performing status during the period. Partially offsetting this, the Company collected interest that was previously charged off in the amount of $48,000 and $227,000 in the years ended December 31, 2009 and 2008, respectively.

The Company's overall interest rate spread increased 24 basis points, or 8.8%, from 2.74% during the year ended December 31, 2008, to 2.98% during the year ended December 31, 2009. The increase was due to a 105 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by an 81 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased 2 basis points, or 0.6%, from 3.01% for the year ended December 31, 2008, to 3.03% for the year ended December 31, 2009. In comparing the two years, the yield on loans decreased 42 basis points while the yield on investment securities and other interest-earning assets decreased 115 basis points. The rate paid on deposits decreased 108 basis points, the rate paid on FHLBank advances decreased 95 basis points, the rate paid on short-term borrowings decreased 65 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 223 basis points.

    Excluding the effects of the Company's accounting entries recorded in 2009 and 2008 for certain interest rate swaps, economically, net interest income for the year ended December 31, 2009 increased $15.0 million to $89.7 million compared to $74.7 million for the year ended December 31, 2008. Net interest margin excluding the effects of the accounting change was 3.04% in the year ended December 31, 2009, compared to 3.14% in the year ended December 31, 2008. The Company's overall interest rate spread increased 11 basis points, or 3.8%, from 2.88% during the year ended December 31, 2008, to 2.99% during the year ended December 31, 2009. The increase was due to a 91 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by an 81 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin decreased 10 basis points, or 3.2%, from 3.14% for the year ended December 31, 2008, to 3.04% for the year ended December 31, 2009. In comparing the two years, the yield on loans decreased 42 basis points while the yield on investment securities and other interest-earning assets decreased 115 basis points. The rate paid on deposits decreased 92 basis points, the rate paid on FHLBank advances decreased 95 basis points, the rate paid on short-term borrowings decreased 65 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 223 basis points.

    The prime rate of interest averaged 3.25% during the year ended December 31, 2009 compared to an average of 5.10% during the year ended December 31, 2008. In the last three months of 2007 and throughout 2008, the FRB decreased short-term interest rates. At December 31, 2009, the national “prime rate” stood at 3.25% and the Company’s average interest rate on its loan portfolio was 6.25%. Over half of the Bank's loans were tied to prime at December 31, 2009; however, most of these loans had interest rate floors or were indexed to “Great Southern Bank prime,” which has not been reduced below 5.00%. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information on the Company's interest rate risk management.

Non-GAAP Reconciliation:
 (Dollars in thousands)

	Year Ended December 31
	2009		2008
	$	%	$	%

Reported Net Interest Income/Margin	$89,263	3.03%	$71,583	3.01%

Amortization of deposit broker origination fees	393	.01	3,111	.13

Net interest income/margin excluding impact of hedge accounting entries	$89,656	3.04%	$74,694	3.14%

    For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Annual Report on Form 10-K. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

    The provision for loan losses decreased $16.4 million, from $52.2 million during the year ended December 31, 2008, to $35.8 million during the year ended December 31, 2009. See the Company’s Quarterly Report on Form 10-Q for March 31, 2008, for additional information regarding the large provision for loan losses in the first quarter of 2008. The allowance for loan losses increased $10.9 million, or 37.5%, to $40.1 million at December 31, 2009, compared to $29.2 million at December 31, 2008. Net charge-offs were $24.9 million in the year ended December 31, 2009, versus $48.5 million in the year ended December 31, 2008. The amount of charge-offs for the twelve months ended December 31, 2008, was due principally to the $35 million which was provided for and charged off in the quarter ended March 31, 2008, related to the Company's loans to the Arkansas-based bank holding company and related loans to individuals described in the Company’s Quarterly Report on Form 10-Q for March 31, 2008. In 2009, the majority of the charge-offs related to twelve relationships which were charged down, with the largest charge-off being approximately $3.9 million. In addition, general market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to increased provisions in both 2008 and 2009. As properties were transferred into foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

 Loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank significant protection from losses in the acquired portfolio of loans. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss sharing agreements, was 2.35% and 1.66% at December 31, 2009 and 2008, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2009, based on recent reviews of the Company's loan portfolio and current economic conditions. If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank and Vantus Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank and September 4, 2009, for Vantus Bank, and no material additional losses or changes to these estimated fair values have been identified as of December 31, 2009.

 As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at December 31, 2009, were $65.0 million, a decrease of $860,000 from December 31, 2008. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 1.79% at December 31, 2009, compared to 2.48% at December 31, 2008. Compared to December 31, 2008, non-performing loans decreased $6.7 million to $26.5 million while foreclosed assets increased $5.9 million to $38.5 million. Construction and land development loans comprised $8.7 million, or 33%, of the total $26.5 million of non-performing loans at December 31, 2009. Commercial real estate loans comprised $8.9 million, or 33%, of the total $26.5 million of non-performing loans at December 31, 2009.

Non-performing Loans. Compared to December 31, 2008, non-performing loans decreased $6.7 million to $26.5 million. Decreases in non-performing loans during the year ended December 31, 2009, were primarily due to the transfer of all or a portion of eight loan relationships from the Non-performing Loans category to the Foreclosed Assets category (five of which were non-performing relationships at December 31, 2008 and three of which were added to non-performing relationships in 2009), the repayment in full of one relationship (which was added to non-performing relationships in 2009) and the return of two relationships to performing status due to receipt of payments or additional collateral (both of which were added to non-performing relationships in 2009). The decreases were as follows:

•
A $2.3 million loan relationship, which was also added to Non-performing Loans in 2009, secured primarily by single family residences, duplexes and triplexes in the Joplin, Mo. area.  This relationship was charged down approximately $500,000 prior to foreclosure in the fourth quarter of 2009.

•
A $2.4 million loan relationship, which was also added to Non-performing Loans in 2009, secured by a partially-completed subdivision in Springfield, Mo. and improved commercial and residential land in Branson, Mo.  This relationship was charged down approximately $1 million at foreclosure in the fourth quarter of 2009.

•
A $1.6 million loan relationship, which was included in Non-performing Loans at December 31, 2008, secured primarily by eleven houses for sale in Northwest Arkansas. These houses were transferred to foreclosed assets during the third and fourth quarters of 2009. Of the eleven houses foreclosed, five were sold prior to December 31, 2009.

•
An original $3.2 million loan relationship, which was also added to Non-performing Loans in 2009, secured primarily by an office building near Springfield, Mo. and commercial land in Branson, Mo. This relationship was charged down approximately $1.5 million upon transfer to non-performing loans. A parcel of commercial land was foreclosed in the second quarter of 2009, and the remainder of the relationship was transferred to foreclosed assets in the third quarter of 2009.

•
An $8.3 million loan relationship, which was included in Non-performing Loans at December 31, 2008, secured primarily by lots in multiple subdivisions in the St. Louis area, was removed from the Non-performing Loans category through the transfer of $6.4 million to foreclosed assets during the first and second quarters of 2009 and the charge-off of $1.4 million prior to foreclosure. This relationship was previously charged down $2.0 million upon transfer to non-performing loans. The $6.4 million remaining balance in foreclosed assets represents lots in nine subdivisions in the St. Louis area.

•
A $7.7 million loan relationship, which was included in Non-performing Loans at December 31, 2008, secured by a condominium and retail historic rehabilitation development in St. Louis, was transferred to foreclosed assets during the second quarter of 2009. The original relationship had been reduced through the receipt of Tax Increment Financing funds and Federal and State historic tax credits. Upon receipt of the remaining Federal and State tax credits in 2009, the Company reduced the balance of this relationship to approximately $5.5 million. At the time of foreclosure, this relationship was further reduced to $4.4 million through a charge-off of $1.1 million.

•
A $2.5 million loan relationship, which was included in Non-performing Loans at December 31, 2008, secured by a condominium development in Kansas City, was transferred to foreclosed assets during the first quarter of 2009.  Five condominium units were sold during 2009 and four remain in foreclosed assets at December 31, 2009 represented by a balance of $700,000.

•
A $2.3 million loan relationship, which was included in Non-performing Loans at December 31, 2008, secured by commercial land to be developed into commercial lots in Northwest Arkansas, was transferred to foreclosed assets. This relationship was previously charged down approximately $285,000 upon transfer to non-performing loans and was charged down an additional $320,000 in the first quarter of 2009 upon the transfer to foreclosed assets. The balance remaining in Foreclosed Assets was $1.7 million at December 31, 2009, after an additional $300,000 was charged down through expenses on foreclosed assets in the third quarter of 2009.

•
A $1.4 million loan relationship, which was also added to Non-performing Loans in 2009, secured by a condominium historic rehabilitation development in St. Louis was returned to performing status during the third quarter of 2009 due to receipt of payments. This is a participation loan in which Great Southern is not the lead bank. The remaining condominium units have been converted to apartment units with satisfactory lease-up and cash flows.

•
A $1.5 million loan relationship, which was also added to Non-performing Loans in 2009, secured by an ownership in a closely-held corporation.  Additional collateral, including a non-owner occupied residence and a debt service reserve, was provided in the fourth quarter of 2009.  Repayment is anticipated from the sale of the residence.  As noted below, this loan was considered to be a potential problem loan at December 31, 2009.

•
A $1.1 million loan relationship, which was also added to Non-performing Loans in 2009, secured by a motel in central Missouri. The collateral was purchased by a third party at foreclosure and the loan was paid off in the second quarter of 2009.

Partially offsetting these decreases in non-performing loans were the following additions to loans in this category during the year ended December 31, 2009, which remained as Non-performing Loans at December 31, 2009:

•	A $2.8 million loan relationship, secured by the real estate of car dealerships in Southwest Missouri. In February of 2010, the Company began foreclosure proceedings on this property.

•	A $1.9 million loan relationship, secured primarily by a mini-storage facility, rental houses and equipment in Southwest Missouri.

•	A $1.6 million relationship, secured by an apartment complex and campground in the Branson, Mo. area.

•	A $1.4 million relationship, secured by a subdivision and spec houses in the Branson, Mo. area.

•	A $1.4 million relationship secured by residential lots, a commercial building and complete and incomplete non-owner occupied houses located in Southwest Missouri.

•	A $1.0 million relationship secured by rental properties located in Central Missouri.

•
A $5.3 million relationship, which is secured by commercial lots and acreage located in Northwest Arkansas. The slowdown in the market has made it difficult for the borrower to market or develop the property.

As noted above, there were six additional relationships that were added to Non-performing Loans in 2009 that were subsequently removed from Non-performing Loans in 2009. At December 31, 2009, six significant loan relationships in excess of $1 million accounted for $14.4 million of the total non-performing loan balance of $26.5 million.  No other relationships in excess of $1 million were in the non-performing loan category as of December 31, 2009.  None of the significant loan relationships included in Non-performing Loans at December 31, 2008, remained in this category at December 31, 2009.

Foreclosed Assets. Of the total $41.7 million of foreclosed assets at December 31, 2009, $3.1 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in March and September of 2009. These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following discussion of foreclosed assets.  Excluding these loss sharing assets, foreclosed assets increased $5.8 million during the year ended December 31, 2009, from $32.7 million at December 31, 2008, to $38.5 million at December 31, 2009. During the year ended December 31, 2009, foreclosed assets increased primarily due to the addition of five significant relationships to the foreclosed assets category and the addition of several smaller relationships that involve houses that are completed and for sale or under construction, as well as developed subdivision lots, partially offset by the sale of similar houses and subdivision lots. These five significant relationships, along with three significant relationships from December 31, 2008 that remain in the foreclosed assets category, are described below.

At December 31, 2009, eight separate relationships totaled $20.7 million, or 54%, of the total foreclosed assets balance. These eight relationships include:

•
A $3.0 million asset relationship, which was included in Foreclosed Assets at December 31, 2008, involving a residential development in the St. Louis, Mo., metropolitan area. This St. Louis area relationship was foreclosed in the first quarter 2008. The Company recorded a loan charge-off of $1.0 million at the time of transfer to foreclosed assets based upon updated valuations of the assets. The Company is pursuing collection efforts against the guarantors on this credit.

•
A $2.7 million asset relationship, which was included in Foreclosed Assets at December 31, 2008, involving a mixed use development in the St. Louis, Mo., metropolitan area. This was originally a $15 million loan relationship that was reduced by guarantors paying down the balance by $10 million in 2008 and the allocation of a portion of the collateral to a performing loan, the payment of which comes from Tax Increment Financing revenues of the development.

•
A $2.1 million asset relationship, which was included in Foreclosed Assets at December 31, 2008, and previously involved two residential developments (now one development) in the Kansas City, Mo., metropolitan area. This subdivision is primarily comprised of developed lots with some additional undeveloped ground. This relationship has been reduced from $4.3 million through the sale of one of the subdivisions and a charge down of the balance in 2008. The Company is marketing the property for sale.

•
A $6.4 million asset relationship, which involves lots in nine subdivisions in the St. Louis, Mo., area.  This relationship was foreclosed during the first and second quarters of 2009, and was discussed above as an $8.3 million relationship under Non-performing Loans.

•
A $1.8 million asset relationship, which involves twenty-one residential investment properties in the Joplin, Mo. Area, and was discussed above as a $2.3 million relationship under Non-performing Loans.  The Company is marketing these properties for sale.

•
A $1.7 million asset relationship, which involves commercial land to be developed into commercial lots in Northwest Arkansas, and was discussed above as a $2.3 million relationship under Non-performing Loans.  The Company is marketing the property for sale.

•
A $1.5 million asset relationship, which involves an office building near Springfield, Mo., and was discussed above as an original $3.2 million relationship under Non-performing Loans.  The Company is marketing the property for sale.

•
A $1.4 million asset relationship, which involves a partially completed subdivision in Springfield, Mo., and was discussed above as a $2.4 million relationship under Non-performing Loans. The Company is marketing the property for sale.

The addition of five significant relationships to foreclosed assets during 2009 was partially offset by decreases in significant relationships such as the sale of a $3.9 million relationship consisting of an office building in Southeast Missouri; the sale of a $1.5 million house that was part of a $1.8 million relationship and the sales of portions of relationships consisting of condominiums in Kansas City, Mo. and houses in Northwest Arkansas.

Potential Problem Loans. Potential problem loans increased $32.7 million during the year ended December 31, 2009 from $17.8 million at December 31, 2008 to $50.5 million at December 31, 2009. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets.

During the year ended December 31, 2009, potential problem loans increased primarily due to the addition of ten unrelated relationships totaling $40.7 million to the Potential Problem Loans category. These ten relationships include:

•	A $9.6 million relationship secured by condominium units and commercial land located at Lake of the Ozarks, Mo. In February of 2010, the Company began foreclosure proceedings on this property.

•	A $9.0 million relationship consisting of a condominium project located in Branson, Mo. This project is experiencing slower than expected sales.

•	A $5.6 million relationship secured by an apartment and retail complex located in St. Louis.

•	A $5.5 million relationship secured by subdivisions and land in the Springfield, Mo., and Branson, Mo., areas.

•	A $2.7 million relationship secured by commercial improved ground located near Springfield, Mo. The borrower is in the development business and is experiencing some cash flow difficulties.

•	A $2.0 million relationship secured by a motel located in Springfield, Mo. The motel is operating but has experienced lower occupancy rates and cash flow difficulties.

•
A $1.8 million relationship (previously a $1.5 million loan relationship included in the Non-Performing Loan category), secured by an ownership in a closely-held corporation.  Improvement with the credit occurred when a non-owner occupied residence and a debt service reserve were taken as additional collateral in the fourth quarter of 2009.  Repayment is anticipated from the sale of the residence.

•	A $1.8 million relationship secured by rental houses and duplexes located in Springfield, Mo. The borrower is experiencing some cash flow difficulties as a result of higher than normal vacancies.

•	A $1.7 million loan secured by rental houses and lots located in the Springfield, Mo. area. The borrower is experiencing some cash flow difficulties as a result of higher than normal vacancies.

•	A $1.0 million loan secured by duplexes near Springfield, Mo. The borrower is experiencing some cash flow difficulties as a result of higher than normal vacancies.

During the year ended December 31, 2009, potential problem loans decreased primarily due to the transfer of ten unrelated significant relationships totaling $17.9 million from the Potential Problem Loans category to other non-performing asset categories as previously discussed above.

At December 31, 2009, two other large unrelated relationships were included in the Potential Problem Loan category, which were included in the Potential Problem Loan category at December 31, 2008.  One consists of a retail center, improved commercial land and other collateral in the states of Georgia and Texas totaling $1.8 million. During 2008, the Company obtained additional collateral and guarantor support; however, the Company still considers a portion of this relationship as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms.  The other, a $1.2 million relationship, consists of a subdivision and leased houses in Joplin, Missouri.  At December 31, 2009, the twelve significant relationships described above accounted for $43.7 million of the potential problem loan total.

Non-interest Income

Non-interest income for the year ended December 31, 2009 was $122.8 million compared with $28.1 million for the year ended December 31, 2008. The $94.7 million increase was mainly the result of gains recognized on the two FDIC-assisted transactions, which are discussed below along with other items:

FDIC-assisted transactions:  A total of $89.8 million of one-time pre-tax gains was recorded related to the fair value accounting estimates of the assets acquired and liabilities assumed in the FDIC-assisted transactions involving TeamBank and Vantus Bank. Additional income of $2.7 million was recorded due to the discount related to the FDIC indemnification assets booked in connection with these transactions. Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with these transactions.

Gain on loan sales:  Net realized gains on loan sales increased $1.5 million, or 104.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The gain on loan sales was mainly due to a higher volume of fixed-rate residential mortgage loan originations, which the Company typically sells in the secondary market. The higher volume mainly came from the Company’s operations in Springfield and its Iowa operations acquired through the Vantus Bank transaction.

Securities gains, losses and impairments: Net losses on securities sales and impairments for the year ending December 31, 2009, were $1.5 million compared to net losses on securities sales and impairments in the year ending December 31, 2008, of $7.3 million. The 2009 losses included a $2.9 million impairment related to a non-agency collateralized mortgage obligation, $530,000 related to the impairment of equity securities and a $575,000 impairment on pooled trust preferred investments. These impairment losses were partially offset by gains on the sales of various investment securities throughout 2009. The losses in 2008 were primarily due to the impairment write-down of $5.3 million related to Fannie Mae and Freddie Mac preferred stock, which was discussed in the September 30, 2008, Quarterly Report on Form 10-Q. These equity investments were subsequently sold in 2009. An additional $2.1 million loss recorded in the 2008 period related to an impairment write-down in value of certain available-for-sale equity investments. The Company continues to hold the majority of these securities in the available-for-sale category.

Deposit account charges: Deposit account charges and ATM and debit card usage fees increased $2.3 million, or 15.1%, in the year ended December 31, 2009, compared to the year ended December 31, 2008. Total income on deposit account charges was $17.7 million in 2009. A large portion of this increase was the result of the customers added in the FDIC-assisted transactions as well as organic growth in the legacy Great Southern footprint.

Partially offsetting the above positive income items for 2009 as compared with 2008 were the following items:

Interest rate swaps: The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in an increase of $1.2 million in the year ended December 31, 2009, compared to an increase of $5.3 million in the year ended December 31, 2008. This income was part of the 2005 accounting restatement described in previous filings. There should be no income or expense related to this in future periods.

Commission revenue: Commission income for the year ended December 31, 2009 from the Company’s travel, insurance and investment divisions decreased $1.9 million, or 22.3%, compared to the year ended December 31, 2008. The decrease was primarily in the Company’s travel division, where customers have reduced their travel in light of current economic conditions.  Another large portion of the decrease also occurred in the investment division as a result of the alliance formed in 2008 with Ameriprise Financial Services.  As a result of this change, Great Southern now records most of its investment services activity on a net basis in non-interest income.

Non-GAAP Reconciliation (Dollars in thousands)

	Year Ended December 31, 2009
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$122,784	$1,184	$121,600

	Year Ended December 31, 2008
	As Reported	Effect of Hedge Accounting Entries Recorded	Excluding Hedge Accounting Entries Recorded
Non-interest income --
Net change in fair value of interest rate swaps and related deposits	$28,144	$6,976	$21,168

Non-Interest Expense

Total non-interest expense increased $22.5 million, or 40.4%, from $55.7 million in the year ended December 31, 2008, compared to $78.2 million in the year ended December 31, 2009. The Company’s efficiency ratio for the year ended December 31, 2009, was 36.88% compared to 55.86% in 2008. The Company’s ratio of non-interest expense to average assets increased from 2.07% for the year ended December 31, 2008, to 2.15% for the year ended December 31, 2009. The efficiency ratio in 2009 was positively impacted by the TeamBank and Vantus Bank-related one-time gains and negatively impacted by the investment securities impairment write-downs recorded by the Company in 2009 and the other expenses discussed below. The following were key items related to the increases in non-interest expense for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

TeamBank N.A. FDIC-assisted transaction: A portion of the Company’s increase in non-interest expense during 2009 compared to 2008 related to the FDIC-assisted acquisition and operations of the former TeamBank. For the year ended December 31, 2009, non-interest expenses related to the acquisition and on-going operations of the former TeamBank banking centers was $10.0 million.  In addition, the Company recorded other non-interest expenses related to TeamBank that have been absorbed in other pre-existing areas of the Company. In the year ended December 31, 2009, the Company incurred costs related to the conversion of deposits and loans to its core computer processing systems and incurred expenses related to retention and separation pay for employees whose positions were consolidated. The largest expense increases were in the areas of salaries and benefits and occupancy and equipment expenses.

Vantus Bank FDIC-assisted transaction:  The Company’s increase in non-interest expense during 2009 compared to 2008 was also related to the FDIC-assisted acquisition and operations of Vantus Bank.  For the year ended December 31, 2009, non-interest expenses associated with the acquisition and on-going operations of the former Vantus Bank banking centers was $4.9 million.  In addition, the Company recorded other non-interest expenses related to the operation of other areas of the former Vantus Bank, such as lending and certain support functions.  During 2009, the Company incurred costs related to the conversion of deposit and loan information to its core computer processing systems and incurred expenses related to retention and separation pay for employees whose positions were consolidated. The largest expense increases were in the areas of salaries and benefits and occupancy and equipment expenses.

New banking centers:  The Company’s increase in non-interest expense during 2009 compared to 2008 was also related to the continued internal growth of the Company. The Company opened its first retail banking center in Creve Coeur, Mo., in May 2009, and its second banking center in Lee’s Summit, Mo., in late September 2009. In the year ended December 31, 2009, compared to the year ended December 31, 2008, non-interest expenses increased $686,000 associated with the ongoing operations of these locations.

FDIC insurance premiums:  In 2009, the FDIC significantly increased insurance premiums for all banks, nearly doubling the regular quarterly deposit insurance assessments compared to the 2008 rates. In addition, the FDIC imposed a special five basis point assessment on all insured depository institutions based on assets (minus Tier 1 capital) as of June 30, 2009. The Company recorded an expense of $1.7 million in the second quarter of 2009 for this special assessment.  Due to growth of the Company and the increased assessment rates, FDIC insurance expense (including the second quarter special assessment) increased from $2.2 million for the year ended December 31, 2008, to $5.7 million for the year ended December 31, 2009.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  The Company prepaid $13.2 million, which will be expensed in the normal course of business throughout this three-year period.

Foreclosure-related expenses: Due to the increases in levels of foreclosed assets, foreclosure-related expenses increased $1.5 million (net of income received on foreclosed assets) for the year ended December 31, 2009 compared to the year ended December 31, 2008. The Company expects that expenses on foreclosed assets and expenses related to the credit resolution process will remain elevated in 2010.

Net occupancy and equipment expenses: Significant increases in occupancy and equipment expenses were primarily related to the two FDIC-assisted transactions. For the year ended December 31, 2009, these expenses were $12.5 million, an increase of $4.2 million, compared to the year ended December 31, 2008.

Non-GAAP Reconciliation:
 (Dollars in thousands)
	Year Ended December 31,
	2009			2008
	Non-Interest Expense	Revenue Dollars*	%	Non-Interest Expense	Revenue Dollars*	%

Efficiency Ratio	$78,195	$212,047	36.88%	$55,706	$99,727	55.86%

Amortization of deposit broker origination fees	---	393	(.07)	---	3,111	(1.81)
Net change in fair value of interest rate swaps and related deposits	---	(1,184)	.20	---	(6,976)	4.06

Efficiency ratio excluding impact of hedge accounting entries	$78,195	$211,256	37.01%	$55,706	$95,862	58.11%

*Net interest income plus non-interest income.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 33.7% for the year ended December 31, 2009. The effective tax rate (as compared to the statutory federal tax rate of 35.0%) was primarily affected by higher balances and rates of tax-exempt investment securities and loans. The Company’s effective tax benefit rate was 45.9% for the year ended December 31, 2008. The effective tax rate (as compared to the statutory federal tax rate of 35.0%) was primarily affected by higher balances and rates of tax-exempt investment securities and loans, and in 2008, was also significantly influenced by the amount of the tax-exempt interest income relative to the Company’s pre-tax loss. For future periods, the Company expects the effective tax rate to be in the range of 32-36% of pre-tax net income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $1.8 million, $2.5 million and $3.2 million for 2009, 2008 and 2007, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	December 31, 2009	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
One- to four-family residential	5.87%	$292,409	$17,224	5.89%	$206,299	$13,290	6.44%	$180,797	$12,714	7.03%
Other residential	6.03	136,668	8,528	6.24	109,348	7,214	6.60	81,568	6,914	8.48
Commercial real estate	6.21	605,149	39,066	6.46	479,347	32,250	6.73	456,377	37,614	8.24
Construction	5.80	567,405	31,269	5.51	649,037	41,448	6.39	673,576	55,993	8.31
Commercial business	5.68	156,236	10,044	6.43	162,512	10,013	6.16	171,902	14,160	8.24
Other loans	6.88	205,768	13,033	6.33	179,731	11,871	6.60	153,421	11,480	7.48
Industrial revenue bonds(1)	6.12	64,432	4,299	6.67	55,728	3,743	6.72	56,612	3,844	6.79

Total loans receivable	6.25	2,028,067	123,463	6.09	1,842,002	119,829	6.51	1,774,253	142,719	8.04

Investment securities and other interest- earning assets(1)	4.68	917,843	32,405	3.53	533,567	24,985	4.68	430,874	21,152	4.91

Total interest-earning assets	5.47	2,945,910	155,868	5.29	2,375,569	144,814	6.10	2,205,127	163,871	7.43

Noninterest-earning assets:
Cash and cash equivalents		250,422			71,989			84,668
Other non-earning assets		206,727			74,446			50,648

Total assets		$3,403,059			$2,522,004			$2,340,443
Interest-bearing liabilities:
Interest-bearing demand and savings	1.00	$611,136	6,600	1.08	$484,490	8,370	1.73	$480,756	16,043	3.34
Time deposits	2.33	1,650,913	47,487	2.88	1,268,941	52,506	4.14	1,131,825	60,189	5.32
Total deposits	1.88	2,262,049	54,087	2.39	1,753,431	60,876	3.47	1,612,581	76,232	4.73
Short-term borrowings	1.20	399,587	6,393	1.60	262,004	5,892	2.25	170,946	7,356	4.30
Subordinated debentures issued to capital trust	1.85	30,929	773	2.50	30,929	1,462	4.73	28,223	1,914	6.78
FHLB advances	4.00	190,903	5,352	2.80	133,477	5,001	3.75	144,773	6,964	4.81

Total interest-bearing liabilities	1.91	2,883,468	66,605	2.31	2,179,841	73,231	3.36	1,956,523	92,466	4.72

Noninterest-bearing liabilities:
Demand deposits		221,215			147,665			171,479
Other liabilities		23,692			10,873			26,716

Total liabilities		3,128,375			2,338,379			2,154,718

Stockholders’ equity		274,684			183,625			185,725

Total liabilities and stockholders' equity		$3,403,059			$2,522,004			$2,340,443

Net interest income:
Interest rate spread	3.56%		$89,263	2.98%		$71,583	2.74%		$71,405	2.71%
Net interest margin*				3.03%			3.01%			3.24%

Average interest-earning assets to average interest-bearing liabilities		102.2%			109.0%			112.7%
_____________________________
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $68.3 million, $62.4 million and $69.7 million for 2009, 2008 and 2007, respectively. In addition, average tax-exempt industrial revenue bonds were $38.0 million, $33.1 million and $30.6 million in 2009, 2008 and 2007, respectively. Interest income on tax-exempt assets included in this table was $3.8 million $4.7 million and $4.4 million for 2009, 2008 and 2007, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.0 million, $3.6 million and $3.2 million for 2009, 2008 and 2007, respectively.

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

	Year Ended December 31, 2009 vs. December 31, 2008			Year Ended December 31, 2008 vs. December 31, 2007
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,995)	$11,629	$3,634	$(28,166)	$5,276	$(22,890)
Investment securities and other interest- earning assets	(7,274)	14,694	7,420	(1,013)	4,846	3,833

Total interest-earning assets	(15,269)	26,323	11,054	(29,179)	10,122	(19,057)

Interest-bearing liabilities:
Demand deposits	(3,621)	1,851	(1,770)	(7,797)	124	(7,673)
Time deposits	(18,431)	13,412	(5,019)	(14,403)	6,720	(7,683)

Total deposits	(22,052)	15,263	(6,789)	(22,200)	6,844	(15,356)
Short-term borrowings and structured repo	(2,017)	2,518	501	(4,396)	2,932	(1,464)
Subordinated debentures issued to capital trust	(689)	-	(689)	(622)	170	(452)
FHLBank advances	(1,459)	1,810	351	(1,354)	(609)	(1,963)

Total interest-bearing liabilities	(26,217)	19,591	(6,626)	(28,572)	9,337	(19,235)

Net interest income	$10,948	$6,732	$17,680	$(607)	$785	$178

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

Most of the decrease in net interest margin resulted from the decision by the Company to increase the amount of longer-term brokered certificates of deposit during 2008 to provide liquidity for operations and to maintain in reserve its available secured funding lines with the FHLBank and the FRB. In 2008, the Company issued approximately $359 million of new brokered certificates which are fixed rate certificates with maturity terms of generally two to four years, which the Company (at its discretion) may redeem at par generally after six months. As market interest rates on these types of deposits decreased, the Company began to redeem some of these certificates in 2009 in order to lock in cheaper funding rates. In addition during 2008, the Company issued approximately $137 million of new brokered certificates, which are fixed rate certificates with maturity terms of generally two to four years, which the Company may not redeem prior to maturity. No interest rate swaps are associated with these brokered certificates. These longer-term certificates carry an interest rate that is approximately 150 basis points higher than the interest rate that the Company would have paid if it instead utilized short-term advances from the FHLBank. The Company decided the higher rate was justified by the longer term and the ability to keep committed funding lines available throughout 2008. The net interest margin was also negatively impacted as the Company originated some of the new certificates in advance of the anticipated terminations of these existing certificates, thereby causing the Company to have excess funds for a period of time. These excess funds were invested in short-term cash equivalents at rates that at times caused the Company to earn a negative spread. The average balance of interest-bearing cash equivalents in the three and twelve months ended December 31, 2008, was $76 million and $42 million, respectively. This compares to the average balance of interest-bearing cash equivalents in the three and twelve months ended December 31, 2007, of $3 million and $9 million, respectively. Partially offsetting the increase in brokered CDs, several existing brokered certificates were redeemed by the Company in 2008 as the related interest rate swaps were terminated by the swap counterparties. Interest rate swap notional amounts have decreased from $419 million at December 31, 2007, to $11 million at December 31, 2008. The Company expects to redeem or replace more brokered deposits in 2009 as the excess liquidity is determined by management to no longer be warranted. Interest rates on brokered deposits of similar maturities to those that are callable by the Company have decreased as much as 150 basis points from the rates currently paid on these deposits by the Company. The Company currently has approximately $257 million of such brokered deposits which may be redeemed at the Company’s discretion in the first half of 2009.

Another factor that negatively impacted net interest income in 2008 was the elevated level of LIBOR interest rates compared to Federal Funds rates as a result of credit and liquidity concerns in financial markets. These LIBOR interest rates were elevated approximately 50-75 basis points compared to historical averages versus the stated Federal Funds rate for a significant portion of 2008. This elevated spread has continued into 2009 as the FRB kept the Federal Funds rate at .25%. While these LIBOR interest rates are still elevated compared to historical averages in relation to Federal Funds, they have decreased along with recent decreases in the Federal Funds rate. The Company has reduced the amount and percentage of interest rate swaps and other borrowings that are indexed to LIBOR. Funding costs related to local market deposits and brokered certificates of deposit have also been elevated due to competition by issuers seeking to generate significant funding.

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

•
A $1.6 million loan relationship, which is secured primarily by eleven houses for sale in Northwest Arkansas. Four of the houses are either under contract or have contracts pending, but none of these sales had been completed at December 31, 2008.

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

•
A $1.9 million loan relationship, which involves partially-developed subdivision lots in northwest Arkansas, was foreclosed upon in the second quarter of 2008. This relationship remained in foreclosed assets at December 31, 2008.

•
A $1.0 million loan relationship, which involves subdivision lots and houses in central Missouri, was foreclosed upon during the first quarter of 2008. This relationship was charged down to $660,000 upon transfer to foreclosed assets. This relationship remained in foreclosed assets at December 31, 2008.

•
A $5.7 million loan relationship, which involves two office and retail historic rehabilitation developments. At the time this relationship was transferred to the Non-performing Loans category the Company recorded a write-down of $240,000. Both of the projects are completed and the space in both cases is partially leased. The projects are located in southeast Missouri and southwest Missouri. The project in southwest Missouri was sold prior to December 31, 2008. The project in southeast Missouri remained in foreclosed assets at December 31, 2008, with a balance of $3.9 million. While this asset is included in the Company’s Non-Performing Asset totals and ratios, the Company does not consider it to be a “Substandard Asset” as it produces a market return on the amount invested.

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

The impairment write-down totaled $7.4 million on a pre-tax basis (including $5.3 million related to Fannie Mae and Freddie Mac preferred stock, which was discussed in the September 30, 2008, Quarterly Report on Form 10-Q). These equity investments experienced significant fair value declines over the preceding year. Based on these developments, the Company recorded an other-than-temporary impairment. The Company continues to hold these securities in the available-for-sale category. The Company also recorded an impairment write-down of $1.1 million on a pre-tax basis in 2007.

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

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 32.9% for the year ended December 31, 2007. The Company’s effective tax benefit rate was 45.9% for the year ended December 31, 2008. The effective tax rate (as compared to the statutory federal tax rate of 35.0%) was primarily affected by higher balances and rates of tax-exempt investment securities and loans in both years, and in 2008, was also influenced by the amount of the tax-

exempt interest income relative to the Company’s pre-tax loss. For future periods, the Company expects the effective tax rate to be in the range of 32-35% of pre-tax net income.

Liquidity and Capital Resources

    Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2009, the Company had commitments of approximately $29.4 million to fund loan originations, $131.7 million of unused lines of credit and unadvanced loans, and $16.2 million of outstanding letters of credit.

    The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2009. Additional information regarding these contractual obligations is discussed further in Notes 7, 8, 9, 10, 11, 12 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

	Payments Due In:
	One Year or Less	Over One to Five Years		Over Five Years		Total
	(Dollars in thousands)

Deposits without a stated maturity	$1,079,654	$	---	$	---	$1,079,654
Time and brokered certificates of deposit	1,356,132		277,075		1,100	1,634,307
Federal Home Loan Bank advances	17,028		58,005		96,570	171,603
Short-term borrowings	336,182		---		---	336,182
Structured repurchase agreements	---		3,194		50,000	53,194
Subordinated debentures	---		---		30,929	30,929
Operating leases	1,096		3,154		219	4,469
Dividends declared but not paid	2,800		---		---	2,800

	$2,792,892		$341,428		$178,818	$3,313,138

    At December 31, 2009, the Company anticipates purchasing the real estate and furniture and fixtures of a majority of the branch locations currently being operated as a result of the FDIC-assisted transactions which took place during 2009 for an estimated $21.3 million.

    At December 31, 2009, the Company had committed to purchase a total of $13.1 million of federal low income tax credits related to the construction of houses or apartments as part of three unrelated projects. The Company will invest $9.5 million to acquire these credits. None of these transactions involve related parties related to the Company.

    Subsequent to December 31, 2009, the Company committed to purchase a total of $3.2 million of federal low income tax credits related to the construction of houses or apartments as part of one project. One of the principal developers of this project is a director of the Company. The Company will invest $2.4 million to acquire these credits, which is consistent with pricing the Company has paid to acquire other tax credits from non-related parties.

    Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

    At December 31, 2009, the Company's total stockholders' equity was $298.9 million, or 8.2% of total assets. At December 31, 2009, common stockholders' equity was $242.9 million, or 6.7% of total assets, equivalent to a book value of $18.12 per common share. Total stockholders’ equity at December 31, 2008, was $234.1 million, or 8.8% of total assets. At December 31, 2008, common stockholders' equity was $178.5 million, or 6.7% of total assets, equivalent to a book value of $13.34 per common share. Common stockholders’ equity increased $64.4 million, or 36.1%, in the year ended December 31, 2009.

At December 31, 2009, the Company’s tangible common equity to total assets ratio was 6.5% as compared to 6.6% at December 31, 2008, due to increased assets from the FDIC-assisted acquisitions and increases in cash equivalents and investments. The Company’s tangible common equity to total risk-weighted assets ratio was 11.4% at December 31, 2009.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2009, the Bank's Tier 1 risk-based capital ratio was 12.9%, total risk-based capital ratio was 14.2% and the Tier 1 leverage ratio was 7.4%. As of December 31, 2009, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2009, the Company's Tier 1 risk-based capital ratio was 15.0%, total risk-based capital ratio was 16.3% and the Tier 1 leverage ratio was 8.6%. As of December 31, 2009, the Company was "well capitalized" under the capital ratios described above.

On December 5, 2008, the Company completed a transaction to participate in the U.S. Treasury's voluntary Capital Purchase Program. The Capital Purchase Program, a part of the Emergency Economic Stabilization Act of 2009, is designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers. The Company received $58.0 million from the U.S. Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share. The amount of preferred shares sold represents approximately 3% of the Company's risk-weighted assets as of September 30, 2008. Through its preferred stock investment, the Treasury will receive a cumulative dividend of 5% per year for the first five years, or $2.9 million per year, and 9% per year thereafter. The preferred shares are callable at 100% of the issue price, subject to consultation by the U.S. Treasury with the Company's primary federal regulator. In addition, for a period of the earlier of three years or until these preferred shares have been redeemed by the Company or divested by the Treasury, the Company has certain limitations on dividends that may be declared on its common or preferred stock and is prohibited from repurchasing shares of its common or other capital stock or any trust preferred securities issued by the Company without the Treasury’s consent.

At December 31, 2009, the held-to-maturity investment portfolio included $365,000 of gross unrealized losses and $140,000 of gross unrealized gains.

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

At December 31, 2009 (and more recent information as of March 10, 2010), the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2009	March 10, 2010
Federal Home Loan Bank line	$239.3 million	$312.3 million
Federal Reserve Bank line	$254.4 million	$247.1 million
Interest-Bearing and Non-Interest-Bearing Deposits	$444.6 million	$587.4 million
Unpledged Securities	$2.0 million	$1.8 million

Statements of Cash Flows. During the years ended December 31, 2009, 2008 and 2007, the Company had positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during 2009 and negative cash flows from investing activities during 2008 and 2007.  The Company experienced negative cash flows from financing activities during 2009 and positive cash flows from financing activities during 2008 and 2007.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, impairments of investment securities, depreciation, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $38.8 million, $43.0 million and $28.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, investing activities provided cash of $382.0 million primarily due to the cash received from the purchase of additional business units and the repayment of loans.  During the years ended December 31, 2008 and 2007, investing activities used cash of $195.5 million and $253.6 million, respectively, primarily due to the net purchases of investment securities in each period and the net increase of loans in the 2007 period.

        Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, proceeds from the issuance of preferred stock under the Treasury's CPP and changes in structured repurchase agreements, as well as the purchases of Company stock and dividend payments to stockholders. Financing activities used cash flows of $144.1 million during the year ended December 31, 2009, primarily due to the repayment of advances from the FHLBank and reduction of brokered deposit balances.  Financing activities provided cash flows of $239.8 million and $173.0 million for the years ended December 31, 2008 and 2007, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the year ended December 31, 2009, the Company declared and paid common stock cash dividends of $0.72 per share (16.2% of net income per common share). During the year ended December 31, 2008, the Company declared and paid common stock cash dividends of $0.72 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The dividend declared but unpaid as of December 31, 2009, was paid to shareholders on January 13, 2010.  As a result of the issuance of preferred stock to the U.S. Treasury in December 2008, the Company paid preferred dividends totaling $2.7 million during the year ended December 31, 2009.

Our participation in the Treasury’s Capital Purchase Program (CPP) currently precludes us from increasing our common stock cash dividend above $0.18 per share per quarter without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, the Company also paid a preferred stock cash dividend of $564,000 on February 17, 2009, paid a preferred stock cash dividend of $725,000 on May 15, 2009, paid a preferred stock cash dividend of $725,000 on August 15, 2009, and paid a preferred stock cash dividend of $725,000 on November 16, 2009. Quarterly payments of $725,000 will be due for the next four years, as long as the preferred stock is outstanding.  Thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.

    Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the year ended December 31, 2009, the Company did not repurchase any shares of its common stock.  During the year ended December 31, 2008, the Company repurchased 21,200 shares of its common stock at an average price of $19.19 per share and reissued 1,972 shares of Company stock at an average price of $13.23 per share to cover stock option exercises.

    Our participation in the CPP currently precludes us from purchasing shares of the Company’s stock without the Treasury’s consent until the earlier of December 5, 2011, or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. Management has historically utilized stock buy-back programs from time to time as long as repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

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

    The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2009, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is negative. Generally, a rate increase by the FRB (which does not appear likely in the very near term based on current economic conditions and recent comments by FRB officials) would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. The operating environment has not been normal and interest costs for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures, therefore we expect the net interest margin will continue to be somewhat compressed. However, if rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease as we have redeemed some of our brokered deposits. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at lower interest rates.

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

From time to time, the Company has entered into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $(98,000) and $(931,000) of ineffectiveness was recorded in income in the non-interest income caption for the years ended December 31, 2009 and 2008, respectively. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

From time to time the Company has entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity.

At December 31, 2009, the notional amount of interest rate swaps outstanding was $-0-.  At December 31, 2008, the notional amount of interest rate swaps outstanding was approximately $11.5 million, all of which were in a net settlement receivable position.

    The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2009. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009 Fair Value
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$201,853	---	---	---	---	---	$201,853	$201,853
Weighted average rate	0.06%	---	---	---	---	---	0.06%
Available-for-sale equity securities	---	---	---	---	---	$1,878	$1,878	$1,878
Weighted average rate	---	---	---	---	---	0.36%	0.36%
Available-for-sale debt securities(1)	642	$656	$903	$4,644	$931	$754,637	$762,413	$762,413
Weighted average rate	4.46%	5.97%	5.35%	3.26%	6.11%	4.69%	4.68%
Held-to-maturity securities	---	---	---	---	---	$16,290	$16,290	$16,065
Weighted average rate	---	---	---	---	---	6.21%	6.21%
Adjustable rate loans	$658,583	$123,321	$98,065	$91,079	$50,194	$368,042	$1,389,284	$1,394,241
Weighted average rate	5.71%	5.71%	5.06%	4.51%	5.63%	5.41%	5.50%
Fixed rate loans	$323,972	$98,022	$114,230	$62,569	$69,441	$268,115	$936,349	$937,372
Weighted average rate	6.96%	6.79%	6.96%	6.84%	6.56%	7.59%	7.90%
Federal Home Loan Bank stock	---	---	---	---	---	$11,223	$11,223	$11,223
Weighted average rate	---	---	---	---	---	2.13%	2.13%

Total financial assets	$1,185,050	$221,999	$213,198	$158,292	$120,566	$1,420,185	$3,319,290

Financial Liabilities:
Time deposits	$1,356,132	$191,783	$68,443	$9,462	$7,387	$1,100	$1,634,307	$1,637,187
Weighted average rate	2.10%	3.40%	3.42%	3.62%	3.24%	4.17%	2.32%
Interest-bearing demand	$820,862	---	---	---	---	---	$820,862	$820,862
Weighted average rate	1.00%	---	---	---	---	---	1.00%
Non-interest-bearing demand	$258,792	---	---	---	---	---	$258,792	$258,792
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$18,079	$33,016	$23,187	$310	$365	$96,646	$171,603	$177,725
Weighted average rate	4.40%	4.28%	4.41%	5.68%	5.47%	3.73%	4.00%
Short-term borrowings	$336,182	---	---	---	---	---	$336,182	$336,182
Weighted average rate	0.70%	---	---	---	---	---	0.70%
Structured repurchase agreements	---	---	---	3,194	---	$50,000	$53,194	$59,092
Weighted average rate	---	---	---	4.68%	---	4.34%	4.34%
Subordinated debentures	---	---	---	---	---	$30,929	$30,929	$30,929
Weighted average rate	---	---	---	---	---	1.85%	1.85%

Total financial liabilities	$2,790,047	$224,799	$91,630	$12,966	$7,752	$178,675	$3,305,869

_______________
(1)
Available-for-sale debt securities include approximately $684 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $512 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2010	2011		2012		2013	2014		Thereafter	Total	2009 Fair Value
	(Dollars in thousands)

Financial Assets:
Interest bearing deposits	$201,853		---		---	---		---	---	$201,853	$201,853
Weighted average rate	0.06%		---		---	---		---	---	0.06%
Available-for-sale equity securities	---	$	---	$	---	---	$	---	$1,878	$1,878	$1,878
Weighted average rate	---		---		---	---		---	0.36%	0.36%
Available-for-sale debt securities(1)	$105,751		$101,228		$39,922	$68,374		$46,491	$400,647	$762,413	$762,413
Weighted average rate	3.92%		4.37%		5.15%	4.61%		5.33%	4.86%	4.68%
Held-to-maturity securities	15,100		---		---	---		---	$1,190	$16,290	$16,290
Weighted average rate	6.13%		---		---	---		---	7. 27%	6.21%
Adjustable rate loans	$1,272,750		$40,906		$25,079	$22,109		$20,800	$7,640	$1,389,284	$1,394,241
Weighted average rate	5.44%		6.63%		6.41%	6.33%		5.22%	4.74%	5.50%
Fixed rate loans	$323,972		$98,022		$114,230	$62,569		$69,441	$268,115	$936,349	$937,372
Weighted average rate	6.98%		6.79%		6.96%	6.84%		6.56%	7.59%	7.90%
Federal Home Loan Bank stock	$11,223		---		---	---		---	---	$11,223	$11,223
Weighted average rate	2.13%		---		---	---		---	---	2.13%

Total financial assets	$1,930,649		$240,156		$179,231	$153,052		$136,732	$679,470	$3,319,290

Financial Liabilities:
Time deposits(3)	$1,356,132		$191,783		$68,443	$9,462		$7,387	$1,100	$1,634,307	$1,637,187
Weighted average rate	2.10%		3.40%		3.42%	3.62%		3.24%	4.17%	2.32%
Interest-bearing demand	$820,862		---		---	---		---	---	$820,862	$820,862
Weighted average rate	1.00%		---		---	---		---	---	1.00%
Non-interest-bearing demand(2)	---		---		---	---		---	$258,792	$258,792	$258,792
Weighted average rate	---		---		---	---		---	---	---
Federal Home Loan Bank advances	$103,078		$33,016		$23,187	$310		$366	$11,646	$171,603	$177,725
Weighted average rate	4.40%		4.28%		4.41%	5.77%		5.48%	5.14%	4.00%
Short-term borrowings	$336,182		---		---	---		---	---	$336,182	$336,182
Weighted average rate	0.70%		---		---	---		---	---	0.70%
Structured repurchase agreements	$50,000		---		---	3,194		---	---	$53,194	$59,092
Weighted average rate	4.34%		---		---	4.68%		---	---	4.34%
Subordinated debentures	$30,929		---		---	---		---	---	$30,929	$30,929
Weighted average rate	1.85%		---		---	---		---	---	1.85%

Total financial liabilities	$2,697,183		$224,799		$91,630	$12,966		$7,753	$271,538	$3,305,869

Periodic repricing GAP	$(766,534)		$15,357		$87,601	$140,086		$128,979	$407,932	$13,421

Cumulative repricing GAP	$(766,534)		$(751,177)		$(663,576)	$(523,490)		$(394,511)	$13,421

_______________
(1)
Available-for-sale debt securities include approximately $684 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $512 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/BKD, LLP

Springfield, Missouri
March 24, 2010

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2009 and 2008
(In Thousands, Except Per Share Data)

Assets

	2009	2008

Cash	$242,723	$135,043

Interest-bearing deposits in other financial institutions	201,853	32,877

Cash and cash equivalents	444,576	167,920

Available-for-sale securities	764,291	647,678

Held-to-maturity securities	16,290	1,360

Mortgage loans held for sale	9,269	4,695

Loans receivable, net of allowance for loan losses of $40,101 and $29,163 at December 31, 2009 and 2008, respectively	2,082,125	1,716,996

FDIC indemnification asset	141,484	—

Interest receivable	15,582	13,287

Prepaid expenses and other assets	66,020	14,179

Foreclosed assets held for sale, net	41,660	32,659

Premises and equipment, net	42,383	30,030

Goodwill and other intangible assets	6,216	1,687

Federal Home Loan Bank stock	11,223	8,333

Current and deferred income taxes	—	21,099

Total assets	$3,641,119	$2,659,923

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2009	2008

Liabilities
Deposits	$2,713,961	$1,908,028
Federal Home Loan Bank advances	171,603	120,472
Securities sold under reverse repurchase agreements with customers	335,893	215,261
Short-term borrowings	289	83,368
Structured repurchase agreements	53,194	50,000
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	6,283	9,225
Advances from borrowers for taxes and insurance	1,268	334
Accounts payable and accrued expenses	9,423	8,219
Current and deferred income taxes	19,368	—

Total liabilities	3,342,211	2,425,836

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 58,000 shares	56,017	55,580
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2009 – 13,406,403 shares, 2008 – 13,380,969 shares	134	134
Common stock warrants; 909,091 shares	2,452	2,452
Additional paid-in capital	20,180	19,811
Retained earnings	208,625	156,247
Accumulated other comprehensive gain (loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $6,192 and $(74) at December 31, 2009 and 2008, respectively	11,500	(137)

Total stockholders’ equity	298,908	234,087

Total liabilities and stockholders’ equity	$3,641,119	$2,659,923

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Data)

	2009	2008	2007
Interest Income
Loans	$123,463	$119,829	$142,719
Investment securities and other	32,405	24,985	21,152
	155,868	144,814	163,871
Interest Expense
Deposits	54,087	60,876	76,232
Federal Home Loan Bank advances	5,352	5,001	6,964
Short-term borrowings and repurchase agreements	6,393	5,892	7,356
Subordinated debentures issued to capital trust	773	1,462	1,914
	66,605	73,231	92,466

Net Interest Income	89,263	71,583	71,405
Provision for Loan Losses	35,800	52,200	5,475
Net Interest Income After Provision for Loan Losses	53,463	19,383	65,930

Noninterest Income
Commissions	6,775	8,724	9,933
Service charges and ATM fees	17,669	15,352	15,153
Net gains on loan sales	2,889	1,415	1,037
Net realized gains on sales of available-for-sale securities	2,787	44	13
Realized impairment of available-for-sale securities	(4,308)	(7,386)	(1,140)
Late charges and fees on loans	672	819	962
Change in interest rate swap fair value net of change in hedged deposit fair value	1,184	6,981	1,632
Initial gain recognized on business acquisition	89,795	—	—
Accretion of income related to business acquisition	2,733	—	—
Other income	2,588	2,195	1,829
	122,784	28,144	29,419

Noninterest Expense
Salaries and employee benefits	40,450	31,081	30,161
Net occupancy expense	12,506	8,281	7,927
Postage	2,789	2,240	2,230
Insurance	5,716	2,223	1,473
Advertising	1,488	1,073	1,446
Office supplies and printing	1,195	820	879
Telephone	1,828	1,396	1,363
Legal, audit and other professional fees	2,778	1,739	1,247
Expense on foreclosed assets	4,959	3,431	608
Other operating expenses	4,486	3,422	4,373
	78,195	55,706	51,707

Income (Loss) Before Income Taxes	98,052	(8,179)	43,642
Provision (Credit) for Income Taxes	33,005	(3,751)	14,343
Net Income (Loss)	65,047	(4,428)	29,299
Preferred Stock Dividends and Discount Accretion	3,353	242	—

Net Income (Loss) Available to Common Shareholders	$61,694	$(4,670)	$29,299

Earnings (Loss) Per Common Share
Basic	$4.61	$(.35)	$2.16
Diluted	$4.44	$(.35)	$2.15

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Data)

	Income	Preferred	Common
	(Loss)	Stock	Stock

Balance, January 1, 2007	$—	$—	$137
Net income	29,299	—	—
Stock issued under Stock Option Plan	—	—	—
Common dividends declared, $.68 per share	—	—	—
Change in unrealized loss on available-for-sale securities, net of income taxes of $690	1,282	—	—
Company stock purchased	—	—	—
Reclassification of treasury stock per Maryland law	—	—	(3)
Comprehensive income	$30,581

Balance, December 31, 2007	$—	—	134
Net loss	(4,428)	—	—
Preferred stock issued	—	55,548	—
Common stock warrants issued	—	—	—
Stock issued under Stock Option Plan	—	—	—
Common dividends declared, $.72 per share	—	—	—
Preferred stock discount accretion	—	32	—
Preferred stock dividends accrued (5%)	—	—	—
Change in unrealized loss on available-for-sale securities, net of income taxes of $216	401	—	—
Company stock purchased	—	—	—
Reclassification of treasury stock per Maryland law	—	—	—
	$(4,027)

Balance, December 31, 2008	$—	55,580	134
Net income	65,047	—	—
Stock issued under Stock Option Plan	—	—	—
Common dividends declared, $.72 per share	—	—	—
Preferred stock discount accretion	—	437	—
Preferred stock dividends accrued (5%)	—	—	—
Change in unrealized gain on available-for-sale securities, net of income taxes of $6,266	11,637	—	—
Reclassification of treasury stock per Maryland law	—	—	—

Balance, December 31, 2009	$76,684	$56,017	$134

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Data)

			Accumulated
			Other
Common	Additional		Comprehensive
Stock	Paid-in	Retained	Income	Treasury
Warrants	Capital	Earnings	(Loss)	Stock	Total

$—	$18,481	$158,780	$(1,820)	$—	$175,578
—	—	29,299	—	—	29,299
—	861	—	—	812	1,673
—	—	(9,205)	—	—	(9,205)
—	—	—	1,282	—	1,282
—	—	—	—	(8,756)	(8,756)
—	—	(7,941)	—	7,944	—

—	19,342	170,933	(538)	—	189,871
—	—	(4,428)	—	—	(4,428)
—	—	—	—	—	55,548
2,452	—	—	—	—	2,452
—	469	—	—	25	494
—	—	(9,633)	—	—	(9,633)
—	—	(32)	—	—	—
—	—	(210)	—	—	(210)
—	—	—	401	—	401
—	—	—	—	(408)	(408)
—	—	(383)	—	383	—

2,452	19,811	156,247	(137)	—	234,087
—	—	65,047	—	—	65,047
—	369	—	—	326	695
—	—	(9,642)	—	—	(9,642)
—	—	(437)	—	—	—
—	—	(2,916)	—	—	(2,916)
—	—	—	11,637	—	11,637
—	—	326	—	(326)	—

$2,452	$20,180	$208,625	$11,500	$0	$298,908

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Data)

	2009	2008	2007

Operating Activities
Net income (loss)	$65,047	$(4,428)	$29,299
Proceeds from sales of loans held for sale	194,599	94,935	77,234
Originations of loans held for sale	(196,726)	(91,914)	(73,035)
Items not requiring (providing) cash
Depreciation	2,723	2,446	2,706
Amortization	756	383	374
Compensation expense for stock option grants	337	468	517
Provision for loan losses	35,800	52,200	5,475
Net gains on loan sales	(2,889)	(1,415)	(1,037)
Net realized losses and impairment on available-for-sale securities	1,521	7,342	1,127
Gain on sale of premises and equipment	(47)	(191)	(48)
(Gain) loss on sale of foreclosed assets	2,855	1,456	(209)
Gain on purchase of additional business units	(89,795)	—	—
Amortization of deferred income, premiums and discounts	(6,626)	(1,960)	(3,918)
Change in interest rate swap fair value net of change in hedged deposit fair value	(1,184)	(6,983)	(1,713)
Deferred income taxes	24,875	(5,562)	2,978
Changes in
Interest receivable	1,916	2,154	(1,854)
Prepaid expenses and other assets	923	(2,698)	468
Accounts payable and accrued expenses	(4,584)	2,626	(10,453)
Income taxes refundable/payable	9,267	(5,347)	605

Net cash provided by operating activities	38,768	43,512	28,516

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Data)

	2009	2008	2007

Investing Activities
Net change in loans	$103,995	$34,189	$(168,183)
Purchase of loans	(23,252)	(12,030)	(4,649)
Proceeds from sale of student loans	9,407	634	3,052
Cash received from purchase of additional business units	265,769	—	—
Purchase of additional business units	—	—	(730)
Purchase of premises and equipment	(15,121)	(4,686)	(4,080)
Proceeds from sale of premises and equipment	266	434	106
Proceeds from sale of foreclosed assets	18,155	11,183	3,290
Capitalized costs on foreclosed assets	(502)	(567)	(156)
Proceeds from maturities, calls and repayments of held-to-maturity securities	70	60	50
Proceeds from sale of available-for-sale securities	110,739	85,242	4,415
Proceeds from maturities, calls and repayments of available-for-sale securities	229,069	206,902	482,153
Purchase of available-for-sale securities	(283,453)	(522,071)	(565,819)
Purchase of held-to-maturity securities	(40,000)	—	—
(Purchase) redemption of Federal Home Loan Bank stock	6,924	5,224	(3,078)

Net cash provided by (used in) investing activities	382,066	(195,486)	(253,629)

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Data)

	2009	2008	2007

Financing Activities
Net increase (decrease) in certificates of deposit	$(277,165)	$285,044	$(8,400)
Net increase (decrease) in checking and savings accounts	224,577	(132,125)	62,017
Proceeds from Federal Home Loan Bank advances	—	503,000	1,568,000
Repayments of Federal Home Loan Bank advances	(103,148)	(596,395)	(1,533,303)
Net increase in short-term borrowings	23,679	81,908	95,765
Proceeds from issuance of structured repurchase agreement	—	50,000	—
Proceeds from issuance of preferred stock and related common stock warrants to U.S. Treasury	—	58,000	—
Proceeds from issuance of trust preferred debentures	—	—	5,000
Advances to borrowers for taxes and insurance	(103)	(44)	(10)
Company stock purchased	—	(408)	(8,756)
Dividends paid	(12,376)	(9,637)	(8,981)
Stock options exercised	358	26	1,156

Net cash provided by (used in) financing activities	(144,178)	239,369	172,488

Increase (Decrease) in Cash and Cash Equivalents	276,656	87,395	(52,625)

Cash and Cash Equivalents, Beginning of Year	167,920	80,525	133,150

Cash and Cash Equivalents, End of Year	$444,576	$167,920	$80,525

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (GSBC or the “Company”) operates as a one-bank holding company.  GSBC’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services as well as travel and insurance services through the Bank’s other wholly owned subsidiaries to customers in Missouri, Iowa, Kansas and Nebraska.  In addition, the Company serves the loan needs of customers through a loan origination office in Rogers, Arkansas.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the FDIC indemnification asset and other-than-temporary impairments (OTTI) and fair values of financial instruments.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.  The valuation of the FDIC indemnification asset is determined in relation to the fair value of assets acquired through FDIC-assisted transactions for which cash flows are monitored on an on-going basis.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Corporation, GS, LLC, GSSC, LLC, GS-RE Holding, LLC (including its wholly owned subsidiary, GS RE Management, LLC) and GS-RE Holding II, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the 2009 financial statements presentation.  These reclassifications had no effect on net income.

Federal Home Loan Bank Stock

Federal Home Loan Bank common stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10).  When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

As a result of this guidance, the Company’s consolidated statement of operations as of December 31, 2009, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Prior to the adoption of the accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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
December 31, 2009, 2008 and 2007

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

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify consumer and one-to-four family residential loans for impairment disclosures.

Method of Accounting for Loans Acquired in a Business Combination

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates.  Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

FDIC Indemnification Asset

Through two FDIC-assisted transactions during 2009, the Bank acquired certain loans and foreclosed assets which are covered under loss sharing agreements with the FDIC.  These agreements commit the FDIC to reimburse the Bank for a portion of realized losses on these covered assets.  Therefore, as of the dates of acquisition, the Company calculated the amount of such reimbursements it expects to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with FASB ASC 805, each FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold.  There are no contractual interest rates on these contractual receivables from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreements.  This discount will be accreted to income over future periods.  These acquisitions and agreements are more fully discussed in Note 5 and Note 27.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expense on foreclosed assets.

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

Long-Lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

No asset impairment was recognized during the years ended December 31, 2009, 2008 and 2007.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Goodwill and Intangible Assets

Goodwill is tested at least annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible assets are being amortized on the straight-line basis over periods ranging from three to seven years.  Such assets are periodically evaluated as to the recoverability of their carrying value.

A summary of goodwill and intangible assets is as follows:

	December 31,
	2009	2008
	(In Thousands)

Goodwill – Branch acquisitions	$379	$379
Goodwill – Travel agency acquisitions	875	875
Deposit intangibles:
Branch acquisitions	226	314
TeamBank	2,631	—
Vantus Bank	2,074	—
Noncompete agreements	31	119

	$6,216	$1,687

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (FASB ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  In 2009, the Company acquired mortgage servicing rights as part of two FDIC-assisted transactions.  These mortgage servicing assets were initially recorded at their fair values as part of the acquisition valuation.  The initial fair values recorded for the mortgage servicing assets, acquired in 2009, totaled $923,000.  Mortgage servicing assets were $1.1 million at December 31, 2009.  The Company has elected to measure the mortgage servicing rights for consumer mortgage loans using the amortization method, whereby servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  At December 31, 2009 no valuation allowance was recorded.  Fair value in excess of the carrying amount of servicing assets is not recognized.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Earnings per share (EPS) were computed as follows:

	2009	2008	2007
	(In Thousands, Except Per Share Data)

Net income (loss)	$65,047	$(4,428)	$29,299

Net income (loss) available-to-common shareholders	$61,694	$(4,670)	$29,299

Average common shares outstanding	13,390	13,381	13,566

Average common share stock options and warrants outstanding	492	N/A	88

Average diluted common shares	13,882	13,381	13,654

Earnings (loss) per common share – basic	$4.61	$(0.35)	$2.16

Earnings (loss) per common share – diluted	$4.44	$(0.35)	$2.15

Options to purchase 573,393 and 386,015 shares of common stock were outstanding during the years ended December 31, 2009 and 2007, respectively, but were not included in the computation of diluted earnings per share for that year because the options’ exercise price was greater than the average market price of the common shares.  Because of the Company’s net loss, no potential options to purchase shares of common stock or common stock warrants were included in the calculation of diluted earnings per share for the year ended December 31, 2008.

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 20.  On January 1, 2006, the Company adopted FASB ASC Topic 718, Compensation – Stock Compensation, (SFAS No. 123(R), Share Based Payment). Topic 718 specifies the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  Topic 718 requires an entity to recognize as compensation expense within the income statement the grant-date fair value of stock options and other equity-based compensation granted to employees.  As a result, compensation cost related to share-based payment transactions is now recognized in the Company’s consolidated financial statements using the modified prospective transition method provided for in the standard.  For the years ended December 31, 2009, 2008 and 2007, share-based compensation expense totaling $337,000, $468,000 and $518,000, respectively, has been included in salaries and employee benefits expense in the consolidated statements of operations.

Prior to the adoption of Topic 718, the Company accounted for stock compensation using the intrinsic value method permitted by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Prior to 2006, no stock-based employee compensation cost

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

was reflected in the consolidated statements of operations, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date.

On December 31, 2005, the Board of Directors of the Company approved the accelerated vesting of certain outstanding out-of-the-money unvested options (Options) to purchase shares of the Company’s common stock held by the Company’s officers and employees.  Options to purchase 183,935 shares which would otherwise have vested from time to time over the next five years became immediately exercisable as a result of this action.  The accelerated Options had a weighted average exercise price of $31.49.  The closing market price on December 30, 2005, was $27.61.  The Company also placed a restriction on the sale or other transfer of shares (including pledging the shares as collateral) acquired through the exercise of the accelerated Options prior to the original vesting date.  With the acceleration of these Options, the compensation expense, net of taxes, that was recognized in the Company’s income statements for 2007, 2008 and 2009 was reduced by approximately $267,000, $267,000 and $238,000, respectively.  The Company estimates that, with the acceleration of these Options, the compensation expense, net of taxes, that will be recognized in its income statement for 2010, will be reduced by approximately $103,000.  The accelerated Options represent approximately 41% of the unvested Company options and 27% of the total of all outstanding Company options.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2009, nearly all of the interest-bearing deposits were uninsured, with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2009 and 2008, no valuation allowance was established.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Interest Rate Swaps

The Company has entered into interest-rate swap derivatives from time to time, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long-term fixed rate CDs).  The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge.  The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption.  Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption.  Effective gains/losses are reported in interest expense and any ineffectiveness is recorded in income in the noninterest income caption.  Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability.  If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in noninterest income.

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2009 and 2008, respectively, was $72,055,000 and $31,396,000.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. (ASU) 2010-09, Subsequent Events:  Amendments to Certain Recognition and Disclosure Requirements (FASB ASU 2010-09).  This Update eliminates the requirement for an SEC filer to disclose the date through which subsequent events were reviewed for both issued and revised financial statements.  This Update was effective upon issuance for the Company and did not have a material impact on its financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (FASB ASU 2010-09), which amends FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures.  This Update requires new disclosures to show significant transfers in and out of Level 1 and Level 2 fair value measurements as well as discussion regarding the reasons for the transfers.  It also clarifies existing disclosures requiring fair value measurement disclosures for each class of assets and liabilities.  The Update describes a class as being a subset of assets and liabilities within a line item on the statement of financial condition which will require management judgment to designate.  Use of the terminology “classes of assets and liabilities” represents an amendment from the previous terminology “major categories of assets and liabilities”.  Clarification is also provided for disclosures of Level 2 and Level 3 recurring and nonrecurring fair value measurements requiring discussion about the valuation techniques and inputs used.  These provisions of the Update are effective for interim and annual reporting periods beginning after December 15, 2009.  Another new disclosure requires an expanded reconciliation of activity in Level 3 fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than netting the amounts in one number.  This requirement is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (FASB ASU 2010-01).  This Update is a consensus of the FASB Emerging Issues Task Force and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying FASB ASC 505, Equity, and FASB ASC 260, Earnings per Share.  The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company does not expect the adoption of the amendments to have a material impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB ASU 2009-17), which impacts FASB ASC 810 (FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).  The guidance was originally issued in June 2009 as FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The guidance will be effective for the Company January 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (FASB ASU 2009-16), which amends FASB ASC 860 (SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The guidance was originally issued in June 2009 as FASB Statement No. 166, Accounting for Transfers of Financial Assets, to enhance reporting about transfers of financial assets, including securitizations and situations where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance will be effective for the Company January 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (FASB ASU 2009-15).  This Update is a consensus of the FASB Emerging Issues Task Force.  This Update amends guidance in FASB ASC 470, Debt, and FASB ASC 260, Earnings per Share, and clarifies how a corporate entity should (1) account for a share-lending arrangement that is entered into in contemplation of a convertible debt offering and (2) calculate earnings per share. This Update is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.  Retrospective application is required for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company does not expect the adoption of this Update to have a material impact on the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (FASB ASU 2009-05).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more specified valuation techniques.  The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This new guidance was effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification (“FASB ASC”) will be the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 was effective for the Company’s interim and annual financial statements for periods ending after September 15, 2009.  Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations. Technical references to GAAP included in these Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically when first used.

In June 2009, the FASB issued an Exposure Draft of a proposed guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses. The purpose of the proposed guidance is to improve the quality of financial reporting by providing disclosure information that allows financial statement users to understand the nature of credit risk inherent in the creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. To achieve this objective, this guidance would require disclosure of a creditor’s accounting policies for estimating the allowance for credit losses, qualitative and quantitative information about the credit risk inherent in its financing receivables portfolio, the methods used in determining the components of the allowance for credit losses, and quantitative disaggregated information about the change in receivables and the related allowance for credit losses. The FASB continues to deliberate this proposed guidance at this time.  As currently written, this proposed guidance would be effective beginning with the first interim or annual reporting period ending after December 15, 2009.

In June 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 112. This SAB amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, specifically, amendments to FASB ASC 815 and FASB ASC 810.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

In May 2009, the FASB issued guidance impacting FASB ASC 855 (SFAS No. 165, Subsequent Events). The guidance concerns the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The guidance sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance. The guidance also defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and was adopted by the Company at June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance impacting FASB ASC 820 (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This guidance provides additional guidance for estimating fair value in accordance with FASB ASC 829 (SFAS No. 157, Fair Value Measurements), when the volume and level of activity for the asset or liability have significantly decreased. The new guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the guidance requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. The guidance was effective for the Company’s financial statements beginning with the three months ended June 30, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance impacting FASB ASC 320 (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance also requires expanded disclosures. The new guidance was effective for the Company’s financial statements beginning with the three months ended June 30, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

In conjunction with the issuance of the guidance impacting FASB ASC 320 discussed in the paragraph above, the SEC issued SAB No. 111. This SAB amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (Topic 5.M.) as well as FASB ASC 320. This SAB maintains the SEC’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope.

In April 2009, the FASB issued guidance impacting FASB ASC 825 (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends FASB ASC 825 (SFAS No. 107, Disclosures about Fair Value of Financial Instruments), to require expanded disclosures for all financial instruments that are not measured at fair value through earnings as defined by FASB ASC 825 in interim periods, as well as in annual periods. Also required are disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance also amends FASB ASC 270 (APB Opinion No. 28, Interim Financial Reporting), to require those disclosures in all interim financial statements.  The disclosures required by the new guidance were effective for the Company’s financial statements beginning with the three months ended June 30, 2009, and are included in Note 14.

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

In March 2008, the FASB issued guidance impacting FASB ASC 815 (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133).This new guidance requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under the new guidance, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009. The adoption of the guidance did not have a material effect on the Company’s financial position or results of operations. For information about the Company’s derivative financial instruments, see Note 16.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

In February 2008, the FASB issued guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. 157-2). The staff position delays the effective date of certain guidance within FASB ASC 820 (SFAS No. 157, Fair Value Measurements) (which was adopted by the Company on January 1, 2008) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues with regard to the application of FASB ASC 820. This staff position deferred the effective date to January 1, 2009, for items within the scope of the staff position did not have a material effect on the Company's financial position or results of operations.

In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141 (revised), Business Combinations). FASB ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for business combinations, but broadens the scope of the original guidance and contains improvements to the application of this method. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. FASB ASC 805 applies to business combinations occurring after January 1, 2009. The Company adopted this guidance on January 1, 2009, and applied it with regard to its March 20, 2009 and September 4, 2009, FDIC-assisted transactions described in Note 27.

In December 2007, the FASB issued guidance impacting FASB ASC 810, Consolidation (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51), which requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. FASB ASC 810 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary.  The new guidance in FASB ASC 810 was adopted by the Company on January 1, 2009. Based on its current activities, the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 2:    Investments in Debt and Equity Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$15,931	$28	$—	$15,959
Collateralized mortgage obligations	51,221	1,042	527	51,736
Mortgage-backed securities	614,338	18,508	672	632,174
States and political subdivisions	63,686	705	1,904	62,487
Corporate bonds	49	21	13	57
Equity securities	1,374	504	—	1,878

	$746,599	$20,808	$3,116	$764,291

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$34,968	$32	$244	$34,756
Collateralized mortgage obligations	73,976	585	2,647	71,914
Mortgage-backed securities	480,349	6,029	1,182	485,196
States and political subdivisions	55,545	107	2,549	53,103
Corporate bonds	1,500	—	295	1,205
Equity securities	1,552	—	48	1,504
	$647,890	$6,753	$6,965	$647,678

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Additional details of the Company's collateralized mortgage obligations and mortgage-backed securities at December 31, 2009, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collateralized mortgage obligations
FHLMC fixed	$26,197	$637	$0	$26,834
FHLMC variable	20	4	0	24
Total FHLMC	26,217	641	0	26,858

FNMA fixed	11,604	237	0	11,841
FNMA variable	142	8	2	148
Total FNMA	11,746	245	2	11,989

GNMA fixed	4,867	96	0	4,963
GNMA variable	49	6	0	55
Total GNMA	4,916	102	0	5,018

Total agency	42,879	988	2	43,865

Nonagency fixed	3,250	10	2	3,258
Nonagency variable	5,092	44	523	4,613
Total nonagency	8,342	54	525	7,871
	$51,221	$1,042	$527	$51,736

Total fixed	$45,918	$980	$2	$46,896
Total variable	5,303	62	525	4,840
	$51,221	$1,042	$527	$51,736

Mortgage-backed securities
FHLMC fixed	$55,623	$1,758	$6	$57,375
FHLMC hybrid ARM	242,103	8,407	58	250,452
Total FHLMC	297,726	10,165	64	307,827

FNMA fixed	46,885	1,472	14	48,343
FNMA hybrid ARM	182,180	6,600	1	188,779
Total FNMA	229,065	8,072	15	237,122

GNMA fixed	19,128	108	106	19,130
GNMA hybrid ARM	68,419	163	487	68,095
Total GNMA	87,547	271	593	87,225
	$614,338	$18,508	$672	$632,174

Total fixed	$121,636	$3,338	$126	$124,848
Total hybrid ARM	492,702	15,170	546	507,326
	$614,338	$18,508	$672	$632,174

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The amortized cost and fair value of available-for-sale securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$637	$642
After one through five years	7,053	7,134
After five through ten years	17,737	17,830
After ten years	54,239	52,897
Securities not due on a single maturity date	665,559	683,910
Equity securities	1,374	1,878

	$746,599	$764,291

The amortized cost and fair values of securities classified as held-to-maturity were as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. government agencies	$15,000	$—	$365	$14,635
States and political subdivisions	1,290	140	—	1,430

	$16,290	$140	$365	$16,065

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$1,360	$62	$0	$1,422

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The held-to-maturity securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$1,190	$1,328
After ten years	15,100	14,737

	$16,290	$16,065

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2009 and 2008:

	2009		2008

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$315,459	$322,995	$140,452	$140,660
Collateralized borrowing accounts	309,447	315,590	222,307	220,755
Structured repurchase agreements	66,571	68,603	57,251	57,412
Federal Home Loan Bank advances	—	—	2,782	2,893
Federal Reserve Bank borrowings	11,452	11,544	—	—
Interest rate swaps and treasury, tax and loan accounts	5,610	5,746	3,021	2,965

	$708,539	$724,478	$425,813	$424,685

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2009 and 2008, respectively, was approximately $139,985,000 and $222,228,000 which is approximately 17.93% and 34.24% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

During 2009, the Company determined that the impairment of certain available-for-sale securities with a book value of $8.5 million had become other than temporary.  Consequently, the Company recorded a $4.3 million pre-tax charge to income during 2009.  This total charge included $2.9 million related to a non-agency collateralized mortgage obligation.  During 2008, the Company determined that the impairment of certain available-for-sale equity securities with an original cost of $8.4 million had become other than temporary.  Consequently, the Company recorded a $7.4 million pre-tax charge to income during 2008.  This total charge included $5.7 million related to Fannie Mae and Freddie Mac preferred stock.  During 2007, the Company determined that the impairment of certain available-for-sale equity securities with an original cost of $5.3 million had become other than temporary.  Consequently, the Company recorded a $1.1 million pre-tax charge to income during 2007.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$14,635	$(365)	$—	$—	$14,635	$(365)
Mortgage-backed securities	102,796	(672)	—	—	102,796	(672)
Collateralized mortgage obligations	1,993	(385)	2,464	(142)	4,457	(527)
State and political subdivisions	9,876	(156)	8,216	(1,748)	18,092	(1,904)
Corporate bonds	5	(13)	—	—	5	(13)

	$129,305	$(1,591)	$10,680	$(1,890)	$139,985	$(3,481)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

Other-than-temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities.  For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model.  For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.  The Company does not currently have securities within the scope of this guidance for beneficial interests in securitized financial assets.

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  The Company considers the length of time a security has been in an unrealized loss position, the relative amount of the unrealized loss compared to the carrying value of the security, the type of security and other factors.  If certain criteria are met, the Company performs additional review and evaluation using observable market values or various inputs in economic models to determine if an unrealized loss is other-than-temporary.  The Company uses quoted market prices for marketable equity securities and uses broker pricing quotes based on observable inputs for equity investments that are not traded on a stock exchange.  For non-agency collateralized mortgage obligations, to determine if the unrealized loss is other-than-temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss.  The Company also evaluates any current credit enhancement underlying these securities to determine the impact on cash flows.  If the Company determines that a given security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated Credit Losses

Credit losses on debt securities held
January 1, 2009	$—
Additions related to other-than-temporary losses not previously recognized	3,304
Reductions due to sales	(321)

December 31, 2009	$2,983

Note 3:    Other Comprehensive Income

	2009	2008	2007
	(In Thousands)

Net unrealized gain (loss) on available- for-sale securities	$24,307	$(6,725)	$845

Net unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized	(4,150)	—	—

Less reclassification adjustment for gain (loss) included in net income	2,254	(7,342)	(1,127)

Other comprehensive income, before tax effect	17,903	617	1,972

Tax expense	6,266	216	690

Change in unrealized gain on available-for-sale securities, net of income taxes	$11,637	$401	$1,282

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2009	2008

Net unrealized gain (loss) on available-for-sale securities	$18,067	$(211)
Net unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in income	(375)	—
	17,692	(211)
Tax expense (benefit)	6,192	(74)

Net-of-tax amount	$11,500	$(137)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, 2009 and 2008, included:

	2009	2008
	(In Thousands)

One-to-four family residential mortgage loans	$239,624	$222,100
Other residential mortgage loans	185,757	127,122
Commercial real estate loans	572,404	477,551
Other commercial loans	151,278	139,591
Industrial revenue bonds	60,969	59,413
Construction loans	357,041	604,965
Installment, education and other loans	172,655	177,480
Prepaid dealer premium	13,664	13,917
FDIC-supported loans, net of discounts (TeamBank)	199,774	—
FDIC-supported loans, net of discounts (Vantus Bank)	225,950	—
Discounts on loans purchased	(4)	(4)
Undisbursed portion of loans in process	(54,729)	(73,855)
Allowance for loan losses	(40,101)	(29,163)
Deferred loan fees and gains, net	(2,157)	(2,121)

	$2,082,125	$1,716,996

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Transactions in the allowance for loan losses were as follows:

	2009	2008	2007
	(In Thousands)

Balance, beginning of year	$29,163	$25,459	$26,258
Provision charged to expense	35,800	52,200	5,475
Loans charged off, net of recoveries of $5,577 for 2009, $4,531 for 2008 and $2,595 for 2007	(24,862)	(48,496)	(6,274)

Balance, end of year	$40,101	$29,163	$25,459

The weighted average interest rate on loans receivable at December 31, 2009 and 2008, was 6.25% and 6.35%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $264,825,000 and $87,104,000 at December 31, 2009 and 2008, respectively.  In addition, available lines of credit on these loans were $21,375,000 and $9,715,000 at December 31, 2009 and 2008, respectively.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Gross impaired loans, excluding performing troubled debt restructurings, totaled approximately $61,872,000 and $45,569,000 at December 31, 2009 and 2008, respectively.  An allowance for loan losses of $9,760,000 and $3,720,000 relates to impaired loans of $58,509,000 and $34,263,000 at December 31, 2009 and 2008, respectively.  There were $3,363,000 of impaired loans at December 31, 2009, and $11,306,000 of impaired loans at December 31, 2008, without a related allowance for loan losses assigned.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2009, the Company had commercial business loans of $180,000 that were modified in troubled debt restructurings and impaired.  In addition to this amount, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $9.7 million of commercial real estate loans and $1.7 million of other loans at December 31, 2009.

Interest of approximately $388,000, $1,122,000 and $1,097,000 was received on average impaired loans of approximately $23,544,000, $33,596,000 and $31,757,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Interest of approximately $1,858,000, $2,874,000 and $2,659,000 would have been recognized on an accrual basis during the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, accruing loans delinquent 90 days or more totaled approximately $490,000 and $318,000, respectively.  Nonaccruing loans at December 31, 2009 and 2008, were approximately $26,000,000 and $32,884,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 8 and 10.

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2009 and 2008, loans outstanding to these directors and executive officers are summarized as follows:

	December 31,
	2009	2008
	(In Thousands)

Balance, beginning of year	$28,718	$28,879
New loans	4,699	21,465
Payments	(18,525)	(21,626)

Balance, end of year	$14,892	$28,718

Note 5:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets

TeamBank

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The Bank recorded a preliminary one-time gain of $27.8 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805 (SFAS No. 141 (R), Business Combinations). FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. Subsequent to the initial fair value estimate calculations in the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 20, 2009, which resulted in adjustments to the initial fair value estimates. Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in increased fair value estimates of the acquired loan pools. The fair values of these loan pools were adjusted and the provisional fair values finalized. These adjustments resulted in a $16.1 million increase to the initial one-time gain of $27.8 million. Thus, the final gain was $43.9 million related to the fair value of the acquired assets and assumed liabilities. This gain was included in Non-Interest Income in the Company's Consolidated Statement of Operations for the year ended December 31, 2009.

The Bank originally recorded the fair value of the acquired loans at their preliminary fair value of $222.8 million and the related FDIC indemnification asset was originally recorded at its preliminary fair value of $153.6 million. As discussed above, these initial fair values were adjusted during the measurement period, resulting in a final fair value at the acquisition date of $264.4 million for acquired loans and $128.3 million for the FDIC indemnification asset.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2009 since acquisition was $966,000.  No reclassifications were made in 2009 from nonaccretable discount to accretable discount.

In addition to the loan and FDIC indemnification assets noted above, the acquisition consisted of assets with a fair value of approximately $628.2 million, including $111.8 million of investment securities, $83.4 million of cash and cash equivalents, $2.9 million of foreclosed assets and $3.9 million of FHLB stock. Liabilities with a fair value of $610.2 million were also assumed, including $515.7 million of deposits, $80.9 million of FHLB advances and $2.3 million of repurchase agreements with a commercial bank. A customer-related core deposit intangible asset of $2.9 million was also recorded.  In addition to the excess of liabilities over assets, the Bank received approximately $42.4 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC.

Vantus Bank

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $62.2 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

resulted in an initial preliminary gain of $45.9 million, which was included in Non-Interest Income in the Company's Consolidated Statement of Operations for the year ended December 31, 2009. The Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded. The Company has not yet finalized its analysis of these assets and, therefore, adjustments to the recorded carrying values may occur.

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

At the time of these acquisitions, the Company determined the fair value of the loan portfolios based on several assumptions. Factors considered in the valuations were projected cash flows for the loans, type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan was amortizing. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. Management also estimated the amount of credit losses that were expected to be realized for the loan portfolios. The discounted cash flow approach was used to value each pool of loans. For non-performing loans, fair value was estimated by calculating the present value of the recoverable cash flows using a discount rate based on comparable corporate bond rates. This valuation of the acquired loans is a significant component leading to the valuation of the loss sharing assets recorded.

The loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should the Bank choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool (as discussed above) and the loss sharing percentages outlined in the Purchase and Assumption Agreement with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The loss sharing asset is also separately measured from the related foreclosed real estate.

TeamBank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at December 31, 2009 and March 20, 2009 (the transaction date). At December 31, 2009, the Company concluded that there had been no material changes in the assumptions utilized to determine the fair value of loans, foreclosed assets and the FDIC indemnification asset, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since this updated analysis was performed. Gross loan balances (due from the borrower) were reduced approximately $109.0 million since the transaction date through repayments by the borrower or charge-downs to customer loan balances.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	December 31, 2009
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination, net of activity since acquisition date	$326,768	$2,817
Non-credit premium/(discount)	(6,313)	—
Book value of assets	(199,774)	(2,467)

Anticipated realized loss	120,681	350
Assumed loss sharing recovery percentage	86%	80%

Estimated loss sharing value	104,295	280
Accretable discount on FDIC indemnification asset	(9,647)	(43)
FDIC indemnification asset	$94,648	$237

	March 20, 2009 (as Revised)
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination	$435,782	$5,742
Non-credit premium/(discount)	(7,279)	—
Estimated fair value of assets	(264,343)	(2,871)

Anticipated realized loss	164,160	2,871
Assumed loss sharing recovery percentage	83%	80%

Estimated loss sharing value	137,062	2,297
Accretable discount on FDIC indemnification asset	(12,375)	(48)
FDIC indemnification asset	$124,687	$2,249

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Vantus Bank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at December 31, 2009 and September 4, 2009 (the transaction date). At December 31, 2009, the Company concluded that there had been no material changes in the assumptions utilized to determine the preliminary fair value of loans, foreclosed assets and the FDIC indemnification asset. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on September 4, 2009. Gross loan balances (due from the borrower) were reduced approximately $40.6 million since the transaction date through repayments by the borrower or charge-downs to customer loan balances.

	December 31, 2009
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination, net of activity since acquisition date	$290,936	$4,682
Non-credit premium/(discount)	(2,623)	—
Book value of assets	(225,950)	(682)

Anticipated realized loss	62,363	4,000
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	49,891	3,200
Accretable discount on FDIC indemnification asset	(6,383)	(109)
FDIC indemnification asset	$43,508	$3,091

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	September 4, 2009
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination	$331,551	$6,249
Non-credit premium/(discount)	(2,623)	—
Estimated fair value of assets	(247,049)	(2,249)

Anticipated realized loss	81,879	4,000
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	65,503	3,200
Accretable discount on FDIC indemnification asset	(6,383)	(109)
FDIC indemnification asset	$59,120	$3,091

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The carrying amount of assets covered by the loss sharing agreement (related to the TeamBank transaction) at March 20, 2009 (the acquisition date), consisted of impaired loans required to be accounted for in accordance with FASB ASC 310-30, other loans not subject to the specific criteria of FASB ASC 310-30, but accounted for under the guidance of FASB ASC 310-30 (“FASB ASC 310-30 by Policy Loans”) and other assets as shown in the following table:

	FASB ASC 310-30 Loans	FASB ASC 310-30 by Policy Loans	Other	Total
Loans	$31,216	$233,127	$-	$264,343
Foreclosed assets	-	-	2,871	2,871
Estimated loss reimbursement from the FDIC	-	-	126,936	126,936
Total covered assets	$31,216	$233,127	$129,807	$394,150

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 loans acquired was $118.9 million, the cash flows expected to be collected were $37.8 million including interest, and the estimated fair value of the loans was $31.2 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At March 20, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 by Policy Loans acquired in the acquisition was $317.0 million, of which $82.4 million of cash flows were not expected to be collected, and the estimated fair value of the loans was $233.1 million.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The carrying amount of assets covered by the loss sharing agreement (related to the Vantus Bank transaction) at September 4, 2009 (the acquisition date), consisted of impaired loans required to be accounted for in accordance with FASB ASC 310-30, other loans not subject to the specific criteria of FASB ASC 310-30, but accounted for under the guidance of FASB ASC 310-30 (“FASB ASC 310-30 by Policy Loans”) and other assets as shown in the following table:

	FASB ASC 310-30 Loans	FASB ASC 310-30 by Policy Loans	Other	Total
Loans	$17,006	$230,043	$-	$247,049
Foreclosed assets	-	-	2,249	2,249
Estimated loss reimbursement from the FDIC	-	-	62,211	62,211
Total covered assets	$17,006	$230,043	$64,460	$311,509

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 loans acquired was $41.8 million, the cash flows expected to be collected were $19.5 million including interest, and the estimated fair value of the loans was $17.0 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At September 4, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.  Because of the short time period between the closing of the transaction and December 31, 2009, certain amounts related to the FASB ASC 310-30 loans are preliminary estimates and changes in the carrying amount and accretable yield for FASB ASC 310-30 loans from the acquisition date and December 31, 2009 were not material.  The Company has not yet finalized its analysis of these loans and, therefore, adjustments to the estimated recorded carrying values may occur.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 by Policy Loans acquired in the acquisition was $289.7 million, of which $58.1 million of cash flows were not expected to be collected, and the estimated fair value of the loans was $230.0 million.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 6:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows:

	December 31,
	2009	2008
	(In Thousands)

Land	$12,757	$10,933
Buildings and improvements	30,170	21,490
Furniture, fixtures and equipment	28,061	23,650
	70,988	56,073
Less accumulated depreciation	28,605	26,043

	$42,383	$30,030

Note 7:    Deposits

Deposits are summarized as follows:

	Weighted Average	December 31,
	Interest Rate	2009	2008
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$258,792	$138,701
Interest-bearing checking and savings accounts	1.00% - 1.18%	820,862	386,540

		1,079,654	525,241

Certificate accounts	0% - 1.99%	781,565	38,987
	2% - 2.99%	513,837	205,426
	3% - 3.99%	103,217	446,799
	4% - 4.99%	222,142	646,458
	5% - 5.99%	12,927	42,847
	6% - 6.99%	586	869
	7% and above	33	186

		1,634,307	1,381,572
Interest rate swap fair value adjustment		—	1,215

		$2,713,961	$1,908,028

The weighted average interest rate on certificates of deposit was 2.33% and 3.67% at December 31, 2009 and 2008, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $386,804,000 and $152,745,000 at December 31, 2009 and 2008, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $628,287,000 and $974,490,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009, scheduled maturities of certificates of deposit were as follows (in thousands):

	Retail	Brokered	Total

2010	$871,152	$484,980	$1,356,132
2011	91,399	100,384	191,783
2012	25,520	42,923	68,443
2013	9,462	—	9,462
2014	7,387	—	7,387
Thereafter	1,100	—	1,100

	$1,006,020	$628,287	$1,634,307

A summary of interest expense on deposits is as follows:

	2009	2008	2007
	(In Thousands)

Checking and savings accounts	$6,600	$8,370	$16,043
Certificate accounts	47,592	52,616	60,295
Early withdrawal penalties	(105)	(110)	(106)

	$54,087	$60,876	$76,232

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 8:	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following:

	December 31, 2009		December 31, 2008
Due In	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(In Thousands, Except Interest Rates)
2009	$—	—%	$24,821	1.29%
2010	17,028	4.40	4,978	3.63
2011	32,293	4.28	2,239	6.29
2012	22,993	4.41	2,934	6.04
2013	281	5.68	225	5.81
2014	335	5.47	275	5.54
2015 and thereafter	96,570	3.73	85,000	3.69
	169,500	4.00	120,472	3.30
Unamortized fair value adjustment	2,103		—
	$171,603		$120,472

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

Included in the Bank’s FHLB advances is a $20,000,000 advance with a maturity date of July 12, 2012.  The interest rate on this advance is 4.17%.   The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances is a $15,000,000 advance with a maturity date of October 31, 2011.  The interest rate on this advance is 4.09%. The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances is a $15,000,000 advance with a maturity date of October 19, 2011.  The interest rate on this advance is 4.17%. The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Included in the Bank’s FHLB advances is a $10,000,000 advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%. The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances is a $7,000,000 advance with a maturity date of August 2, 2010.  The interest rate on this advance is 4.58%. The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances is a $5,000,000 advance with a maturity date of August 31, 2010.  The interest rate on this advance is 5.87%. The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  Investment securities with approximate carrying values of $0 and $2,893,000, respectively, were specifically pledged as collateral for advances at December 31, 2009 and 2008.  Loans with carrying values of approximately $644,654,000 and $606,362,000 were pledged as collateral for outstanding advances at December 31, 2009 and 2008, respectively.  The Bank has potentially available $239,342,000 remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2009.

Note 9:    Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2009	2008
	(In Thousands)

Federal Reserve Term Auction Facility (see Note 10)	$—	$83,000
Note payable – Kansas City Equity Fund	289	368
Short-term borrowings	289	83,368
Securities sold under reverse repurchase agreements	335,893	215,261

	$336,182	$298,629

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

Short-term borrowings had weighted average interest rates of 0.70% and 1.35% at December 31, 2009 and 2008, respectively.  Short-term borrowings averaged approximately $348,509,000 and $234,250,000 for the years ended December 31, 2009 and 2008, respectively.  The maximum amounts outstanding at any month end were $396,467,000 and $298,262,000, respectively, during those same periods.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 10:	Federal Reserve Bank Borrowings

The Bank has a potentially available $254,408,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2009.  The line is secured primarily by commercial loans.

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

TAF borrowing arrangements are summarized as follows:

	December 31,
	2009	2008
	(In Thousands)

TAF maturing 1/29/09 – rate .60%	$—	$58,000

TAF maturing 2/26/09 – rate .42%	—	25,000

	$0	$83,000

Note 11:	Structured Repurchase Agreements

In September 2008, the Company entered into a structured repo borrowing transaction for $50 million.  This borrowing bears interest at a fixed rate of 4.34% if three-month LIBOR remains at 2.81% or less on quarterly interest reset dates; if LIBOR is above the 2.81% rate on quarterly interest reset dates, then the Company’s borrowing rate decreases by 2.5 times the difference in LIBOR (up to 250 basis points).  This borrowing matures September 15, 2015 and has a call provision that allows the repo counterparty to call the borrowing quarterly beginning September 15, 2011.  The Company pledges investment securities to collateralize this borrowing.

As part of the September 4, 2009, FDIC-assisted transaction involving Vantus Bank, the Company assumed $3,000,000 in repurchase agreements with commercial banks.  These agreements were recorded at their estimated fair value which was derived using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings to the scheduled contractual maturity on the outstanding borrowing.  As of September 4, 2009, the fair value of the repurchase agreements was $3,211,000 with an effective interest rate of 2.84%.  These borrowings bear interest at a fixed rate of 4.68% and are due in 2013.  The Company pledges investment securities to collateralize the borrowings in an amount of at least 110% of the total borrowings outstanding.  At December, 31, 2009, the book value of these repurchase agreements was $3,194,000.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 12:	Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25,000,000 aggregate liquidation amount of floating rate Cumulative Trust Preferred Securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company’s option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25,774,000.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 1.88% and 4.79% at December 31, 2009 and 2008, respectively.

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $5,000,000 aggregate liquidation amount of floating rate Cumulative Trust Preferred Securities.  The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities are redeemable at the Company’s option beginning October 2012, and if not sooner redeemed, mature on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5,155,000.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 1.69% and 5.28% at December 31, 2009 and 2008, respectively.

Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A Preferred Stock in connection with the TARP Capital Purchase Program, prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not redeem its trust preferred securities (or the related Junior Subordinated Debentures), without the consent of Treasury.

Subordinated debentures issued to capital trusts are summarized as follows:

	December 31,
	2009	2008
	(In Thousands)

Subordinated Debentures	$30,929	$30,929

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 13:    Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2009 and 2008, retained earnings included approximately $17,500,000 for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2009 and 2008.

The provision (credit) for income taxes included these components:

	2009	2008	2007
	(In Thousands)
Taxes currently payable	$8,130	$1,811	$11,365
Deferred income taxes	24,875	(5,562)	2,978
Income tax expense (credit)	$33,005	$(3,751)	$14,343

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2009	2008
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$14,036	$10,207
Interest on nonperforming loans	952	1,146
Accrued expenses	587	457
Excess of cost over fair value of net assets acquired	202	181
Unrealized loss and realized impairment on available-for-sale securities	—	2,659
Fair value of interest rate swaps and related deposits	—	414
Write-down of foreclosed assets	480	527
Other	1	1
	16,258	15,592
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(171)	(254)
FHLB stock dividends	(138)	(227)
Bank franchise tax refund	—	(28)
Partnership tax credits	(1,774)	(157)
Prepaid expenses	(262)	(576)
Deferred broker fees on CDs	—	(137)
Unrealized gain and realized impairment on available-for-sale securities	(4,195)	—
Difference in basis for acquired assets and liabilities	(20,210)	—
Other	(527)	(162)
	(27,277)	(1,541)

Net deferred tax asset	$(11,019)	$14,051

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	2009	2008	2007

Tax at statutory rate	35.0%	(35.0)%	35.0%
Nontaxable interest and dividends	(1.6)	(15.4)	(2.5)
Other	0.3	4.5	.4

	33.7%	(45.9)%	32.9%

With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006.

Note 14:    Disclosures About Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

•
Significant unobservable inputs (Level 3):  Inputs that reflect significant assumptions of a source independent of the reporting entity or the reporting entity’s own assumptions that are supported by little or no market activity or observable inputs.

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at December 31, 2009 and 2008, as well as the general classification of such assets pursuant to the valuation hierarchy.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Available-for-sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, corporate debt securities, collateralized mortgage obligations, state and municipal bonds and U.S. government agency equity securities.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no Recurring Level 3 securities at December 31, 2009.  Recurring Level 3 securities include one corporate debt security as of December 31, 2008.  Inputs used for valuing Level 3 securities include indicative values derived from the independent pricing service's proprietary computerized models and are influenced by unobservable data.

  Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

	2009 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

U.S government agencies	$15,959	$—	$15,959	$—
Collateralized mortgage obligations	51,736	—	51,736	—
Mortgage-backed securities	632,174	—	632,174	—
States and political subdivisions	62,487	—	62,487	—
Corporate bonds	57	—	57	—
Equity securities	1,878	476	1,402	—
Mortgage servicing rights	1,132	—	—	1,132

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	2008 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

U.S government agencies	$34,756	$—	$34,756	$—
Collateralized mortgage obligations	71,914	—	71,914	—
Mortgage-backed securities	485,196	—	485,196	—
Corporate bonds	1,205	760	—	445
States and political subdivisions	53,103	—	53,103	—
Equity securities	1,504	716	788	—
Mortgage servicing rights	24	—	—	24

The following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information.  In 2008, $10.0 million of U.S. government agency securities were reclassified from Level 3 to Level 2 due to a model-driven valuation with market observable inputs being utilized.  In 2009, a corporate debt security (pool of bank trust preferred issues) totaling $411,000 was reclassified from Level 3 to Level 2 due to the availability of third-party vendor valuations that were heavily influenced by observable inputs – either quoted prices for similar securities or other inputs which provide a reasonable basis for the fair value determination.

		Mortgage
	Investment	Servicing
	Securities	Rights
	(In Thousands)

Balance, January 1, 2008	$10,450	$36

Additions, net of amortization		(12)
Unrealized loss included in comprehensive income	(5)	—
Transfer from Level 3 to Level 2	(10,000)	—

Balance, December 31, 2008	445	24

Additions, net of amortization		6
Servicing rights acquired in FDIC-assisted transactions		1,102
Realized loss included in non-interest income	(471)	—
Unrealized loss included in comprehensive income	55	—
Transfer from Level 3 to Level 2	(29)	—

Balance, December 31, 2009	$0	$1,132

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Interest Rate Swap Agreements

The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.  These fair value estimations include primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. Fair value estimates related to the Company’s hedged deposits are derived in the same manner.  As of December 31, 2009, the Company did not have any outstanding interest rate swap positions.  As of December 31, 2008, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

		2008
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Interest rate swap agreements	$31	$—	$31	$—

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale

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

Impaired Loans

A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC Topic 310, Receivables, (SFAS No.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

The Company records impaired loans as Nonrecurring Level 3.  If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves have been recorded are shown in the table below (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below have been re-measured subsequent to their initial transfer to foreclosed assets.

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

		2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Loans held for sale	$9,269	$—	$9,269	$—
Impaired loans	48,570	—	—	48,570
Foreclosed assets held for sale	9,342	—	—	9,342

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

		2008
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Loans held for sale	$4,695	$—	$4,695	$—
Impaired loans	30,543	—	—	30,543
Foreclosed assets held for sale	6,434	—	—	6,434

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2009.

FDIC Indemnification Asset

As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse the Bank for 80% of the first $115 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should the Bank choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At December 31, 2009, the carrying value of the FDIC indemnification asset was $94.9 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis on a quarterly or annual basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

Under the second agreement (Vantus Bank), the FDIC will reimburse the Bank for 80% of the first $102 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $102 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should the Bank choose to dispose of them. Fair value at the acquisition date (September 4, 2009) was

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At December 31, 2009, the carrying value of the FDIC indemnification asset was $46.6 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis on a quarterly or annual basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

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
December 31, 2009, 2008 and 2007

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$444,576	$444,576	$167,920	$167,920
Available-for-sale securities	764,291	764,291	647,678	647,678
Held-to-maturity securities	16,290	16,065	1,360	1,422
Mortgage loans held for sale	9,269	9,269	4,695	4,695
Loans, net of allowance for loan losses	2,082,125	2,088,103	1,716,996	1,732,758
Accrued interest receivable	15,582	15,582	13,287	13,287
Investment in FHLB stock	11,223	11,223	8,333	8,333
Interest rate swaps	—	—	31	31
Mortgage servicing rights	1,132	1,132	24	24

Financial liabilities
Deposits	2,713,961	2,716,841	1,908,028	1,929,149
FHLB advances	171,603	177,725	120,472	123,895
Short-term borrowings	336,182	336,182	298,629	298,629
Structured repurchase agreements	53,194	59,092	50,000	56,674
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	6,283	6,283	9,225	9,225
Interest rate swaps	—	—	—	—
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	42	42	45	45
Lines of credit	—	—	—	—

Note 15:	Operating Leases

The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.

At December 31, 2009, future minimum lease payments were as follows (in thousands):

2010	$1,096
2011	974
2012	960
2013	697
2014	523
Thereafter	219

$4,469

Rental expense was $1,053,000, $934,000 and $866,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 16:    Interest Rate Swaps

In the normal course of business, the Company uses derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  In accordance with FASB ASC Topic 815, Derivatives and Hedging, all derivatives are measured and reported at fair value on the Company’s consolidated statement of financial condition as either an asset or a liability.  For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings during the period of the change.  Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under FASB ASC 815 are also reported currently in earnings in noninterest income.

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

The Company uses derivatives to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income and cash flows and to better match the repricing profile of its interest-bearing assets and liabilities.  As a result of interest rate fluctuations, certain interest-sensitive assets and liabilities will gain or lose market value.  In an effective fair value hedging strategy, the effect of this change in value will generally be offset by a corresponding change in value on the derivatives linked to the hedged assets and liabilities.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

At December 31, 2009, the Company had no derivative financial instruments.  At December 31, 2008, the Company’s fair value hedges include interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR.  At December 31, 2008, these fair value hedges were considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the liabilities being hedged was $11.5 million at December 31, 2008.  At December 31, 2008, swaps in a net settlement receivable position totaled $11.5 million.  There were no swaps in a net settlement payable position.  The net gains recognized in earnings on fair value hedges were $1.2 million, $7.0 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The maturities of interest rate swaps outstanding at December 31, 2008, in terms of notional amounts and their average pay and receive rates were as follows:

	Fixed	Average	Average
	To	Pay	Receive
	Variable	Rate	Rate
	(In Millions)
Interest Rate Swaps(1)
Expected Maturity Date
2011(2)	$4.6	1.77%	4.00%
2017(2)	6.9	1.77	4.00
	$11.5	2.10	5.00

(1)
Interest rate swaps with Lehman Brothers Special Financing, Inc. are not included in this table.  At December 31, 2008, the company had three FASB ASC 815 designated swaps with Lehman Brothers Special Financing, Inc. (Lehman).  On September 15, 2008, Lehman filed for bankruptcy protection and hedge accounting was immediately terminated.  The fair market value of the underlying hedged items (certificates of deposits) through September 15,2008, was not material.

(2)	This interest rate swap and the related deposit account were terminated subsequent to December 31, 2008.

Note 17:	Commitments and Credit Risk

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

At December 31, 2009 and 2008, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $26,028,000 and $900,000, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $3,340,000 and $7,516,000 at December 31, 2009 and 2008, respectively.

Commitments to Purchase Bank Buildings and Equipment from FDIC

At December 31, 2009, the Bank had formalized its commitment to purchase certain bank buildings and equipment from the FDIC related to its FDIC-assisted transaction involving the former TeamBank.  However, settlement with the FDIC on this purchase has not yet occurred.  Acquisition costs of the real estate, furniture and equipment are based on current appraisals and are expected to be $9.2 million.

Subsequent to December 31, 2009, the Bank formalized its commitment to purchase certain bank buildings and equipment from the FDIC related to its FDIC-assisted transaction involving the former Vantus Bank.  Settlement with the FDIC on this purchase has not yet occurred.  Acquisition costs of the real estate, furniture and equipment are based on current appraisals and are expected to be $12.1 million.

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

The Company had total outstanding standby letters of credit amounting to approximately $16,194,000 and $16,335,000 at December 31, 2009 and 2008, respectively, with $12,037,000 and $11,769,000, respectively, of the letters of credit having terms up to five years.  The remaining $4,157,000 and $4,566,000 at December 31, 2009 and 2008, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

At December 31, 2009, the Bank had granted unused lines of credit to borrowers aggregating approximately $86,902,000 and $44,768,000 for commercial lines and open-end consumer lines, respectively.  At December 31, 2008, the Bank had granted unused lines of credit to borrowers aggregating approximately $106,909,000 and $45,714,000 for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri, the greater Kansas City, Missouri area and the western and central portions of Iowa.  Although the Bank has a diversified portfolio, loans aggregating approximately $206,989,000 and $214,042,000 at December 31, 2009 and 2008, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.  Residential mortgages account for approximately $77,827,000 and $85,843,000 of this total at December 31, 2009 and 2008, respectively.

In addition, loans aggregating approximately $230,698,000 and $218,529,000 at December 31, 2009 and 2008, respectively, are secured by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Note 18:	Additional Cash Flow Information

	2009	2008	2007
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$39,767	$31,600	$24,615
Sale and financing of foreclosed assets	$15,317	$7,268	$5,759
Conversion of foreclosed assets to premises and equipment	$100	—	$300
Dividends declared but not paid	$2,800	$2,618	$2,412

Additional Cash Payment Information
Interest paid	$69,547	$70,155	$92,127
Income taxes paid	$3,165	$4,590	$8,044
Income taxes refunded	$3,389	$172	—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 19:   Employee Benefits

The Company participates in a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan will continue to accrue benefits.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for the years ended December 31, 2009, 2008 and 2007, were approximately $719,000, $1.2 million and $1.1 million, respectively.  As a member of a multiemployer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee’s contribution on the first 4% of the employee’s compensation, and also matches 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for the years ended December 31, 2009, 2008 and 2007, were approximately $759,000, $673,000 and $642,000, respectively.

Note 20:	Stock Option Plan

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 2,464,992 (adjusted for stock splits) shares of common stock.  This plan has expired; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2009, there were no options outstanding under this plan.

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock.  Upon stockholders’ approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2009, there were 90,123 options outstanding under this plan.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,196,448 (adjusted for stock splits) shares of common stock.  At December 31, 2009, there were 640,063 options outstanding under the plan.

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

The table below summarizes transactions under the Company’s stock option plans:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	Available To Grant	Shares Under Option	Weighted Average Exercise Price

Balance, January 1, 2007	685,828	680,357	$24.048
Granted	(99,710)	99,710	25.459
Exercised	—	(65,609)	(17.618)
Forfeited from terminated plan(s)	—	(2,625)	(16.457)
Forfeited from current plan(s)	41,540	(41,540)	(29.010)

Balance, December 31, 2007	627,658	670,293	24.423
Granted	(72,030)	72,030	8.516
Exercised	—	(1,972)	(13.233)
Forfeited from terminated plan(s)	—	(9,394)	(16.229)
Forfeited from current plan(s)	30,560	(30,560)	(26.794)

Balance, December 31, 2008	586,188	700,397	23.003
Granted	(72,425)	72,425	21.367
Exercised	—	(25,434)	14.066
Forfeited from terminated plan(s)	—	(6,455)	11.910
Forfeited from current plan(s)	10,747	(10,747)	25.397

Balance, December 31, 2009	524,510	730,186	$23.215

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period.  These options typically vest one-fourth at the end of years two, three, four and five from the grant date.  As provided for under FASB ASC Topic 718, the Company has elected to recognize compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant.  In addition, Topic 718 requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered.  Because the historical forfeitures of its share-based awards have not been material, the Company has not adjusted for forfeitures in its share-based compensation expensed under Topic 718.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2009	2008	2007

Expected dividends per share	$0.72	$0.72	$0.68
Risk-free interest rate	2.19%	2.05%	4.21%
Expected life of options	5 years	5 years	5 years
Expected volatility	69.16%	46.93%	21.89%
Weighted average fair value of options granted during year	$9.90	$1.72	$5.01

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

The following table presents the activity related to options under all plans for the year ended December 31, 2009.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2009	700,397	$23.003	6.21
Granted	72,425	21.367	—
Exercised	(25,434)	14.066	—
Forfeited	(17,202)	20.337	—
Options outstanding, December 31, 2009	730,186	23.215	5.75

Options exercisable, December 31, 2009	476,583	24.593	4.32

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

For the years ended December 31, 2009, 2008 and 2007, options granted were 72,425, 72,030 and 99,710, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2009, 2008 and 2007, was $196,000, $7,000 and $605,000, respectively.  Cash received from the exercise of options for the years ended December 31, 2009, 2008 and 2007, was $358,000, $26,000 and $1.2 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $183,000, $182 and $238,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2009.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2009	246,923	$19.968	$4.354
Granted	72,425	21.637	9.897
Vested this period	(58,848)	28.358	6.192
Nonvested options forfeited	(6,897)	24.287	5.389

Nonvested options, December 31, 2009	253,603	20.624	5.951

At December 31, 2009, there was $1.4 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2014, with the majority of this expense recognized in 2010 and 2011.

The following table further summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.688 to $8.360	82,255	7.20 years	$8.25	17,015	$7.84
$10.110 to $12.898	31,973	2.41 years	$12.60	28,443	$12.90
$18.188 to $25.000	264,290	5.26 years	$20.44	189,144	$20.04
$25.480 to $36.390	351,668	6.09 years	$29.77	241,981	$30.70

	730,186	5.75 years	$23.21	476,583	$24.59

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 21:    Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the footnote regarding loans.  Estimiates used in valuing acquired loans, loss sharing agreements and FDIC indemnification assets and in continuing to monitor related cash flows of acquired loans are discussed in Note 5.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on loans, deposits and on commitments and credit risk.

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

Note 22:	Regulatory Matters

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In Thousands)

As of December 31, 2009
Total risk-based capital
Great Southern Bancorp, Inc.	$337,361	16.3%	$	≥166,021	≥ 8.0%		N/A	N/A
Great Southern Bank	$293,840	14.2%	$	≥165,815	≥ 8.0%	$	≥ 207,268	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$311,245	15.0%	$	≥83,010	≥ 4.0%		N/A	N/A
Great Southern Bank	$267,756	12.9%	$	≥82,907	≥ 4.0%	$	≥ 124,361	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$311,245	8.6%	$	≥145,297	≥ 4.0%		N/A	N/A
Great Southern Bank	$267,756	7.4%	$	≥145,680	≥ 4.0%	$	≥ 182,101	≥ 5.0%

As of December 31, 2008
Total risk-based capital
Great Southern Bancorp, Inc.	$286,332	15.1%	$	≥151,806	≥ 8.0%		N/A	N/A
Great Southern Bank	$226,091	11.9%	$	≥151,543	≥ 8.0%	$	≥ 189,429	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$262,545	13.8%	$	≥75,903	≥ 4.0%		N/A	N/A
Great Southern Bank	$202,345	10.7%	$	≥75,772	≥ 4.0%	$	≥113,657	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$262,545	10.1%	$	≥104,471	≥ 4.0%		N/A	N/A
Great Southern Bank	$202,345	7.8%	$	≥104,336	≥ 4.0%	$	≥130,420	≥ 5.0%

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2009 and 2008, the Company and the Bank exceeded their minimum capital requirements.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Note 23:	Litigation Matters

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

Note 24:	Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2009, 2008 and 2007:

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$34,300	$39,971	$39,736	$41,861
Interest expense	16,770	18,442	15,911	15,482
Provision for loan losses	5,000	6,800	16,500	7,500
Net realized gains (losses) and impairment on available-for-sale securities	(3,985)	176	1,966	322
Noninterest income	47,546	9,333	56,755	9,150
Noninterest expense	14,655	20,008	22,657	20,875
Provision for income taxes	16,246	897	13,988	1,874
Net income	29,175	3,157	27,435	5,280
Net income available to common shareholders	28,351	2,316	26,584	4,443
Earnings per common share – diluted	2.10	0.17	1.90	0.32

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 25:    Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2009 and 2008, and statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2009	2008
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$44,818	$60,943
Available-for-sale securities	1,878	1,359
Investment in subsidiary bank	285,092	203,870
Income taxes receivable	45	656
Deferred income taxes	—	17
Premises and equipment	—	12
Prepaid expenses and other assets	1,168	1,177

	$333,001	$268,034

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,988	$3,018
Deferred income taxes	176	—
Subordinated debentures issued to capital trust	30,929	30,929
Preferred stock	56,017	55,580
Common stock	134	134
Common stock warrants	2,452	2,452
Additional paid-in capital	20,180	19,811
Retained earnings	208,625	156,247
Unrealized gain (loss) on available-for-sale securities, net	11,500	(137)

	$333,001	$268,034

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In Thousands)
Statements of Operations
Income
Dividends from subsidiary bank	$11,750	$40,000	$10,000
Interest and dividend income	34	114	8
Net realized losses on impairments of available-for-sale securities	(533)	(1,718)	—
Other income (loss)	(4)	145	1
	11,247	38,541	10,009

Expense
Provision for loan losses	—	29,579	—
Operating expenses	972	1,091	1,109
Interest expense	773	1,462	1,914
	1,745	32,132	3,023

Income before income tax and equity in undistributed earnings of subsidiaries	9,502	6,409	6,986
Credit for income taxes	(601)	(11,716)	(972)

Income before equity in earnings of subsidiaries	10,103	18,125	7,958

Equity in undistributed earnings of subsidiaries	54,944	(22,553)	21,341

Net income (loss)	$65,047	$(4,428)	$29,299

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income (loss)	$65,047	$(4,428)	$29,299
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(54,944)	22,553	(21,341)
Depreciation	1	7	10
Provision for loan losses	—	29,579	—
Net realized gains on sale of fixed assets	(5)	(151)	—
Net realized losses on impairments of available- for-sale securities	533	1,718	—
Net realized (gains) losses on other investments	9	8	(1)
Changes in
Prepaid expenses and other assets	(10)	5	(3)
Accounts payable and accrued expenses	(212)	(134)	189
Income taxes	611	(565)	(12)
Net cash provided by operating activities	11,030	48,592	8,141

Investing Activities
Investment in subsidiaries	(15,000)	(10,500)	—
Return of principal - other investments	10	—	—
Purchase of fixed assets	—	(34)	—
Proceeds from sale of fixed assets	16	300	—
Purchase of loans	—	(30,000)	—
Net change in loans	—	421	—
Purchase of available-for-sale securities	(500)	(620)	(2,006)
Net cash used in investing activities	(15,474)	(40,433)	(2,006)

Financing Activities
Proceeds from issuance of preferred stock and related common stock warrants	—	58,000	—
Proceeds from issuance of trust preferred debentures	—	—	5,000
Dividends paid	(12,376)	(9,637)	(8,981)
Stock options exercised	695	494	1,673
Company stock purchased	—	(408)	(8,756)
Net cash provided by (used in) financing activities	(11,681)	48,449	(11,064)

Increase (Decrease) in Cash	(16,125)	56,608	(4,929)

Cash, Beginning of Year	60,943	4,335	9,264

Cash, End of Year	$44,818	$60,943	$4,335

Additional Cash Payment Information
Interest paid	$937	$1,559	$1,751

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 26:    Preferred Stock and Common Stock Warrant

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

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Subject to Treasury’s consultation with the Board of Governors of the Federal Reserve System, the Series A Preferred Stock is redeemable at the option of the Company in whole or in part at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends

The exercise price of and number of shares of Common Stock underlying the Warrant are subject to customary anti-dilution adjustments.   Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued to it upon exercise of the Warrant.  Upon redemption of the Series A Preferred Stock, the warrant may be repurchased by the Company from Treasury at its fair market value as agreed-upon by the Company and Treasury.

The securities purchase agreement between the Company and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, (a) pay a cash dividend on the Company’s common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock or preferred stock, other than the Series A Preferred Stock, or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, the Company may not pay dividends on its common stock unless its is current in its dividend payments on the Series A Preferred Stock.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

Note 27:	Acquisitions

On March 20, 2009, the Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

TeamBank operated 17 locations in Kansas, Missouri and Nebraska. The Bank assumed approximately $511 million of the deposits of TeamBank at a premium of $4.9 million.  Additionally, the Bank purchased approximately $436 million in loans, additional loan commitments and $6 million of foreclosed assets held for sale at a discount of $100 million. The loans, commitments and foreclosed assets held for sale purchased are covered by a loss sharing agreement between the FDIC and the Bank which affords the Bank significant protection as discussed in Note 5. In addition, the Bank purchased cash and cash equivalents and investment securities of TeamBank valued at $195 million, and assumed $80 million in Federal Home Loan Bank advances.  The Bank has agreed to buy substantially all primary banking center buildings available for purchase from the FDIC as discussed in Note 17.

The Bank recorded a preliminary one-time gain of $27.8 million based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805 (SFAS No. 141 (R), Business Combinations). FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. Subsequent to the initial fair value estimate calculations in the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 20, 2009, which resulted in adjustments to the initial fair value estimates. Most significantly, additional information (as of the

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

acquisition date) was obtained on the credit quality of certain loans as of the acquisition date which resulted in increased fair value estimates of the acquired loan pools. The fair values of these loan pools were adjusted and the provisional fair values finalized. These adjustments resulted in a $16.1 million increase to the first quarter 2009 initial one-time gain of $27.8 million. Thus, the final first quarter 2009 gain was $43.9 million related to the fair value of the acquired assets and assumed liabilities.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

On September 4, 2009, the Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

Vantus Bank operated 15 locations in Iowa and Nebraska. The Bank assumed approximately $350 million of the deposits of Vantus Bank at a premium of $1.7 million. Additionally, the Bank purchased approximately $332 million in loans, additional loan commitments and $6 million of foreclosed assets held for sale at a discount of $75 million. The loans, commitments and foreclosed assets held for sale purchased are covered by a loss sharing agreement between the FDIC and the Bank which affords the Bank significant protection as discussed in Note 5.  In addition, the Bank also purchased cash and cash equivalents and investment securities of Vantus Bank valued at $36 million, and assumed $84 million in borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.  The Bank anticipates buying all primary banking center buildings available for purchase from the FDIC as discussed in Note 17.

The Bank determined the acquisition of the net assets of Vantus Bank constitutes a business acquisition in accordance with FASB ASC 805.  Therefore, assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition, after adjustment for expected loss recoveries under the loss sharing agreement described in Note 5.  Based upon the preliminary acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $45.9 million for the year ended December 31, 2009.

Both TeamBank and Vantus Bank presented attractive franchises for the Company to acquire because they provided immediate core deposit growth at a low cost of funds.  Also attractive were the opportunities they presented for expansion into non-overlapping yet complementary markets through banking centers which, for the most part, held strong market positions.  The Company also benefits from significant reductions of credit risk due to the loss sharing agreements with the FDIC which are part of these transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2009, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 24, 2010, expressed an unqualified opinion thereon.

/s/BKD, LLP

Springfield, Missouri
March 24, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	730,186	$23.215	524,510(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	730,186	$23.215	524,510
 _________________________
 (1)  Under the Company's 2003 Stock Option and Incentive Plan, all remaining shares could be issued to plan participants as restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

(iA)
The Articles Supplementary to the Registrant's Charter setting forth the terms of the Registrant's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, previously filed with the Commission as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2008, are incorporated herein by reference as Exhibit 3.1A.

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

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2010 is attached as Exhibit 10.8.

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

The consent of BKD, LLP to the incorporation by reference into the Form S-3s (File nos. 333-156551 and 333-159840) and Form S-8s (File nos. 33-55832, 333-104930 and 333-106190) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(99.1)	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15 Attached as Exhibit 99.1.

(99.2)	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15 Attached as Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 24, 2010	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2010

/s/ William V. Turner William V. Turner	Chairman of the Board	March 24, 2010

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2010

/s/ William E. Barclay William E. Barclay	Director	March 24, 2010

/s/ Larry D. Frazier Larry D. Frazier	Director	March 24, 2010

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 24, 2010

/s/ Julie T. Brown Julie T. Brown	Director	March 24, 2010

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 24, 2010

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

10.8	Description of Salary and Bonus Arrangements for Named Executive Officers for 2009
10.9	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. 30.15
99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. 30.15