Form 10-Q
period 2010-03-31
GREAT SOUTHERN BANCORP INC
filed 2010-05-07
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

The number of shares outstanding of each of the registrant's classes of common stock: 13,430,209 shares of common stock, par value $.01, outstanding at May 6, 2010.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$329,953	$242,723
Interest-bearing deposits in other financial institutions	236,198	201,853
Cash and cash equivalents	566,151	444,576
Available-for-sale securities	730,889	764,291
Held-to-maturity securities (fair value $16,451 – March 2010;
$16,065 - December 2009)	16,290	16,290
Mortgage loans held for sale	6,611	9,269
Loans receivable, net of allowance for loan losses of
$40,571 – March 2010; $40,101 - December 2009	2,029,164	2,082,125
FDIC indemnification asset	135,864	141,484
Interest receivable	14,482	15,582
Prepaid expenses and other assets	72,581	66,020
Foreclosed assets held for sale, net	56,567	41,660
Premises and equipment, net	43,363	42,383
Goodwill and other intangible assets	5,992	6,216
Investment in Federal Home Loan Bank stock	11,081	11,223
Total Assets	$3,689,035	$3,641,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,795,171	$2,713,961
Securities sold under reverse repurchase agreements with customers	309,478	335,893
Federal Home Loan Bank advances	168,125	171,603
Short-term borrowings	248	289
Structured repurchase agreements	53,181	53,194
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	6,215	6,283
Advances from borrowers for taxes and insurance	1,261	1,268
Accounts payable and accrued expenses	9,246	9,423
Current and deferred income taxes	14,137	19,368
Total Liabilities	3,387,991	3,342,211
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 58,000 shares	56,131	56,017
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2010 - 13,428,350 shares;
December 2009 - 13,406,403 shares	134	134
Stock warrants; 909,091 shares	2,452	2,452
Additional paid-in capital	20,312	20,180
Retained earnings	211,189	208,625
Accumulated other comprehensive gain	10,826	11,500
Total Stockholders' Equity	301,044	298,908
Total Liabilities and Stockholders' Equity	$3,689,035	$3,641,119
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2010	2009
INTEREST INCOME	(Unaudited)
Loans	$32,194	$26,731
Investment securities and other	7,560	7,569
TOTAL INTEREST INCOME	39,754	34,300
INTEREST EXPENSE
Deposits	10,657	14,040
Federal Home Loan Bank advances	1,397	945
Short-term borrowings and repurchase agreements	993	1,532
Subordinated debentures issued to capital trusts	136	253
TOTAL INTEREST EXPENSE	13,183	16,770
NET INTEREST INCOME	26,571	17,530
PROVISION FOR LOAN LOSSES	5,500	5,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,071	12,530

NON-INTEREST INCOME
Commissions	2,066	1,861
Service charges and ATM fees	4,583	3,355
Net realized gains on sales of loans	793	605
Net realized losses on sales and impairments of
available-for-sale securities	--	(3,985)
Late charges and fees on loans	204	138
Change in interest rate swap fair value net of change in hedged deposit fair value	--	847
Initial gain recognized on business acquisition	--	43,876
Accretion of income related to business acquisitions	900	--
Other income	451	849
TOTAL NON-INTEREST INCOME	8,997	47,546

NON-INTEREST EXPENSE
Salaries and employee benefits	11,036	7,916
Net occupancy and equipment expense	3,489	2,771
Postage	832	566
Insurance	1,133	954
Advertising	218	216
Office supplies and printing	463	179
Telephone	542	345
Legal, audit and other professional fees	665	669
Expense on foreclosed assets	2,167	752
Other operating expenses	1,598	287
TOTAL NON-INTEREST EXPENSE	22,143	14,655

INCOME BEFORE INCOME TAXES	7,925	45,421

PROVISION FOR INCOME TAXES	2,387	16,246

NET INCOME	5,538	29,175
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	839	824
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,699	$28,351
BASIC EARNINGS PER COMMON SHARE	$0.35	$2.12
DILUTED EARNINGS PER COMMON SHARE	$0.34	$2.10
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	THREE MONTHS ENDED MARCH 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,538	$29,175
Proceeds from sales of loans held for sale	33,441	46,180
Originations of loans held for sale	(30,154)	(45,488)
Items not requiring (providing) cash:
Depreciation	788	613
Amortization	264	85
Compensation expense for stock option grants	112	117
Provision for loan losses	5,500	5,000
Net gains on loan sales	(793)	(605)
Net losses on sale or impairment of available-for-sale investment securities	--	3,985
Net gains on sale of premises and equipment	(5)	(16)
Loss on sale of foreclosed assets	858	130
Gain on purchase of additional business units	--	(43,876)
Amortization of deferred income, premiums and discounts	(1,326)	35
Change in interest rate swap fair value net of change in
hedged deposit fair value	--	(847)
Deferred income taxes	(285)	8,175
Changes in:
Interest receivable	1,100	196
Prepaid expenses and other assets	(81)	925
Accounts payable and accrued expenses	(249)	(230)
Income taxes refundable/payable	(4,583)	5,219
Net cash provided by operating activities	10,125	8,773
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	19,687	2,850
Purchase of loans	(11,242)	(2,959)
Proceeds from sale of student loans	17,527	--
Cash received from purchase of additional business units	--	123,051
Purchase of premises and equipment	(1,785)	(6,227)
Proceeds from sale of premises and equipment	22	50
Proceeds from sale of foreclosed assets	6,852	2,246
Capitalized costs on foreclosed assets	(267)	(152)
Proceeds from sales of available-for-sale investment securities	--	46,569
Proceeds from called investment securities	2,110	25,200
Principal reductions on mortgage-backed securities	38,750	31,426
Purchase of available-for-sale securities	(9,992)	(108,154)
Redemption of Federal Home Loan Bank stock	142	--
Net cash provided by investing activities	61,804	113,900
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	30,470	(61,166)
Net increase in checking and savings deposits	51,656	102,285
Repayments of Federal Home Loan Bank advances	(3,181)	(157)
Net increase (decrease) in short-term borrowings and structured repo	(26,456)	94,268
Advances from borrowers for taxes and insurance	(7)	403
Dividends paid	(3,137)	(2,972)
Stock options exercised	301	--
Net cash provided by financing activities	49,646	132,661
INCREASE IN CASH AND CASH EQUIVALENTS	121,575	255,334
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	444,576	167,920
CASH AND CASH EQUIVALENTS, END OF PERIOD	$566,151	$423,254
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2009, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2009 filed with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net unrealized gain (loss) on available-for-sale securities	$(602)	$11,479

Net unrealized loss on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized	(435)	(3,499)

Less reclassification adjustment for loss included in net income	—	(486)

Other comprehensive income (loss), before tax effect	(1,037)	8,466

Tax expense (benefit)	(363)	2,963

Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	$(674)	$5,503

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	At March 31,
	2010	2009

Net unrealized gain on available-for-sale securities	$17,465	$8,255
Net unrealized loss on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in income	(810)	—
	16,655	8,255
Tax expense	5,829	2,889

Net-of-tax amount	$10,826	$5,366

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (FASB ASU 2010-09), which amends FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures.  This Update requires new disclosures to show significant transfers in and out of Level 1 and Level 2 fair value measurements as well as discussion regarding the reasons for the transfers.  It also clarifies existing disclosures requiring fair value measurement disclosures for each class of assets and liabilities.  The Update describes a class as being a subset of assets and liabilities within a line item on the statement of financial condition which will require management judgment to designate.  Use of the terminology “classes of assets and liabilities” represents an amendment from the previous terminology “major categories of assets and liabilities”.  Clarification is also provided for disclosures of Level 2 and Level 3 recurring and nonrecurring fair value measurements requiring discussion about the valuation techniques and inputs used.  These provisions of the Update were effective for the Company’s financial statements as of January 1, 2010 and did not have a material impact on the Company’s financial position or results of operations.  Another new disclosure requires an expanded reconciliation of activity in Level 3 fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than netting the amounts in one number.  This requirement is effective for interim and annual reporting periods beginning after December 15, 2010 and is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB ASU 2009-17), which impacts FASB ASC 810 (FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).  The guidance was originally issued in June 2009 as FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The guidance was effective for the Company as of January 1, 2010 and did not have a material impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (FASB ASU 2009-16), which amends FASB ASC 860 (SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The guidance was originally issued in June 2009 as FASB Statement No. 166, Accounting for Transfers of Financial Assets, to enhance reporting about transfers of financial assets, including securitizations and situations where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance was effective for the Company as of January 1, 2010 and did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (FASB ASU 2009-15).  This Update is a consensus of the FASB Emerging Issues Task Force.  This Update amends guidance in FASB ASC 470, Debt, and FASB ASC 260, Earnings per Share, and clarifies how a corporate entity should (1) account for a share-lending arrangement that is entered into in contemplation of a convertible debt offering and (2) calculate earnings per share. This Update was effective for the Company as of January 1, 2010, and retrospective application was required for all arrangements outstanding as of that date.  The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

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

In June 2008, the FASB issued an Exposure Draft of proposed guidance on disclosure of certain loss contingencies. This guidance would amend FASB ASC 450 (SFAS No. 5, Accounting for Contingencies) and FASB ASC 805 (SFAS 141(R)).  The purpose of the proposed guidance is to improve the quality of financial reporting by expanding disclosures required about certain loss contingencies. Investors and other users of financial information have expressed concerns that current disclosures required in FASB ASC 450 do not provide sufficient information in a timely manner to assist users of financial statements in assessing the likelihood, timing, and amount of future cash flows associated with loss contingencies. If approved as written, this proposed guidance would expand disclosures about certain loss contingencies in the scope of FASB ASC 450 or FASB ASC 805. The FASB continues to deliberate this proposed guidance at this time.

NOTE 5: STOCKHOLDERS' EQUITY

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

NOTE 6: EARNINGS PER SHARE

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)

Basic:
Average shares outstanding	13,418	13,381
Net income available to common shareholders	$4,699	$28,351
Per share amount	$0.35	$2.12

Diluted:
Average shares outstanding	13,418	13,381
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	599	140
Diluted shares	14,017	13,521
Net income available to common shareholders	$4,699	$28,351
Per share amount	$0.34	$2.10

Options to purchase 430,695 and 601,932 shares of common stock were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for each period because the options' exercise price was greater than the average market price of the common shares.

NOTE 7: INVESTMENT SECURITIES

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$15,510		$208	$	---	$15,718	3.99%
Collateralized mortgage obligations	46,583		1,104		1,057	46,630	4.77
Mortgage-backed securities	588,714		17,316		563	605,467	4.21
Corporate bonds	49		10		13	46	1.80
States and political subdivisions	62,011		656		1,911	60,756	6.17
Equity securities	1,368		904		---	2,272	0.36
Total available-for-sale securities	$714,235		$20,198		$3,544	$730,889	4.41%

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$	---	$	---	$15,000	6.10%
States and political subdivisions	1,290		161		---	1,451	7.48
Total held-to-maturity securities	$16,290		$161	$	---	$16,451	6.21%

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$15,931		$28	$	---	$15,959	3.86%
Collateralized mortgage obligations	51,221		1,042		527	51,736	4.82
Mortgage-backed securities	614,338		18,508		672	632,174	4.54
Corporate bonds	49		21		13	57	133.98
States and political subdivisions	63,686		705		1,904	62,487	6.16
Equity securities	1,374		504		---	1,878	0.36
Total available-for-sale securities	$746,599		$20,808		$3,116	$764,291	4.69%

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$	---		$365	$14,635	6.10%
States and political subdivisions	1,290		140		---	1,430	7.49
Total held-to-maturity securities	$16,290		$140		$365	$16,065	6.21%

The amortized cost and fair value of available-for-sale securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$576	$578
After one through five years	6,966	7,086
After five through ten years	19,804	20,045
After ten years	50,225	48,812
Securities not due on a single maturity date	635,296	652,096
Equity securities	1,368	2,272

	$714,235	$730,889

The held-to-maturity securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$—	$—
After five through ten years	1,190	1,350
After ten years	15,100	15,101

	$16,290	$16,451

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2010 and December 31, 2009, respectively, was approximately $111,207,000 and $139,985,000, which is approximately 14.9% and 17.9% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at March 31, 2010.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Mortgage-backed securities	$86,100	$563	$—	$—	$86,100	$563
Collateralized mortgage obligations	5,489	897	1,281	161	6,770	1,058
State and political subdivisions	9,858	167	8,474	1,744	18,332	1,911
Corporate bonds	5	12	—	—	5	12

	$101,452	$1,639	$9,755	$1,905	$111,207	$3,544

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$14,635	$365	$—	$—	$14,635	$365
Mortgage-backed securities	102,796	672	—	—	102,796	672
Collateralized mortgage obligations	1,993	385	2,464	142	4,457	527
State and political subdivisions	9,876	156	8,216	1,748	18,092	1,904
Corporate bonds	5	13	—	—	5	13

	$129,305	$1,591	$10,680	$1,890	$139,985	$3,481

Gross gains of $153,000 and gross losses of $107,000 resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2009.   No securities were sold during the three months ended March 31, 2010, and therefore, no gains or losses were realized.  Gains and losses on sales of securities are determined on the specific-identification method.

Other-than-temporary Impairment.  Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

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

During the three months ended March 31, 2009, an other-than-temporary impairment loss of $4.0 million was recognized in the Company’s statement of income.  Based on evaluations of investment securities during the three months ended March 31, 2010, none were determined to be other-than-temporarily impaired.

Credit Losses Recognized on Investments.  Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated
Credit Losses
Credit losses on debt securities held
January 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	---
Reductions due to sales	---

March 31, 2010	$2,983

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31, 2010	December 31, 2009
	(In Thousands)
One-to four-family residential mortgage loans	$240,929	$239,624
Other residential mortgage loans	191,815	185,757
Commercial real estate loans	585,519	572,404
Other commercial loans	146,366	151,278
Industrial revenue bonds	54,210	60,969
Construction loans	339,435	357,041
Installment, education and other loans	163,260	172,655
Prepaid dealer premium	13,966	13,664
FDIC-covered loans, net of discounts (TeamBank)	181,191	199,774
FDIC-covered loans, net of discounts (Vantus Bank)	207,580	225,950
Discounts on loans purchased	(4)	(4)
Undisbursed portion of loans in process	(52,225)	(54,729)
Allowance for loan losses	(40,571)	(40,101)
Deferred loan fees and gains, net	(2,307)	(2,157)
	$2,029,164	$2,082,125
Weighted average interest rate	6.02%	6.25%

NOTE 9: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.  A detailed discussion of this transaction is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under the section titled “Item 8. Financial Statements and Supplementary Information.”

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2010 was $300,000.  No reclassifications were made during the three months ended March 31, 2010 from nonaccretable discount to accretable discount.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.  A detailed discussion of this transaction is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under the section titled “Item 8. Financial Statements and Supplementary Information.”

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2010 was $250,000.  No reclassifications were made during the three months ended March 31, 2010 from nonaccretable discount to accretable discount.

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

TeamBank FDIC Indemnification Asset.  The following table presents the balance of the FDIC indemnification asset related to the TeamBank transaction at March 31, 2010. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on March 20, 2009. Gross loan balances (due from the borrower) were reduced approximately $147.2 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-offs to customer loan balances.

	March 31, 2010
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$288,576	$15,041
Non-credit premium/(discount), net of activity since acquisition date	(6,013)	--
Original estimated fair value of assets, net of activity since acquisition date	(181,191)	(3,079)

Anticipated realized loss remaining	101,372	11,962
Assumed loss sharing recovery percentage	88%	80%

Estimated loss sharing value	88,793	9,440
Accretable discount on FDIC indemnification asset	(9,090)	--
FDIC indemnification asset	$79,903	$9,440

	December 31, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$326,768	$2,817
Non-credit premium/(discount), net of activity since acquisition date	(6,313)	--
Original estimated fair value of assets, net of activity since acquisition date	(199,774)	(2,467)

Anticipated realized loss remaining	120,681	350
Assumed loss sharing recovery percentage	86%	80%

Estimated loss sharing value	104,295	280
Accretable discount on FDIC indemnification asset	(9,647)	(43)
FDIC indemnification asset	$94,648	$237

Vantus Bank Indemnification Asset.  The following table presents the balance of the FDIC indemnification asset related to the Vantus Bank transaction at March 31, 2010. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on September 4, 2009. Gross loan balances (due from the borrower) were reduced approximately $59.8 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-downs to customer loan balances.

	March 31, 2010
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$271,708	$4,583
Non-credit premium/(discount), net of activity since acquisition date	(2,373)	--
Original estimated fair value of assets, net of activity since acquisition date	(207,580)	(445)

Anticipated realized loss remaining	61,755	4,138
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	49,404	3,310
Accretable discount on FDIC indemnification asset	(6,083)	(109)
FDIC indemnification asset	$43,321	$3,201

	December 31, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$290,936	$4,682
Non-credit premium/(discount), net of activity since acquisition date	(2,623)	--
Original estimated fair value of assets, net of activity since acquisition date	(225,920)	(682)

Anticipated realized loss remaining	62,363	4,000
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	49,891	3,200
Accretable discount on FDIC indemnification asset	(6,383)	(109)
FDIC indemnification asset	$43,508	$3,091

NOTE 10: DEPOSITS

	March 31, 2010	December 31, 2009
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$901,325	$781,565
2.00% - 2.99%	495,068	513,837
3.00% - 3.99%	55,205	103,217
4.00% - 4.99%	200,147	222,142
5.00% - 5.99%	11,586	12,927
6.00% - 6.99%	496	586
7.00% and above	33	33
Total time deposits (2.14% - 2.33%)	1,663,860	1,634,307
Non-interest-bearing demand deposits	265,473	258,792
Interest-bearing demand and savings deposits (0.99% - 1.00%)	865,838	820,862
Total Deposits	$2,795,171	$2,713,961

NOTE 11: FAIR VALUE MEASUREMENT

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at March 31, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.

Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the category of Recurring Level 3 securities at or for the three months ended March 31, 2010.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

		Fair value measurements at March 31, 2010, using
	Fair value March 31,	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
U. S. government agencies	$15,718	$-	$15,718	$-
Collateralized mortgage obligations	46,630	-	46,630	-
Mortgage-backed securities	605,467	-	605,467	-
Corporate bonds	46	-	46	-
States and political subdivisions	60,756	-	60,756	-
Equity securities	2,272	706	1,566	-
Mortgage servicing rights	1,060	-	-	1,060

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2009 to March 31, 2010, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

Mortgage
Servicing
Rights

Balance, January 1, 2010	$1,132
Additions, net of amortization	(72)
Balance, March 31, 2010	$1,060

The following is a description of valuation methodologies used for financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, (SFAS No. 114) is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. In addition, management may apply selling and other discounts to the underlying collateral value to determine the fair value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves have been recorded are shown in the table below (net of reserves). In accordance with the provisions of FASB ASC 310 (SFAS No. 114), impaired loans with a carrying value of $51.1 million, and an associated valuation reserve of $8.2 million, were recorded at their fair value of $42.9 million at March 31, 2010. Impaired loans of $4.7 million at March 31, 2010, had no related allowance for loan losses assigned.  Losses of $2.9 million and $4.3 million related to impaired loans were recognized in earnings through the provision for loan losses during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the Company had commercial loans of $990,000 that were modified in troubled debt restructurings and performing in accordance with their modified terms.

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below have been re-measured subsequent to their initial transfer to foreclosed assets.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010:

		Fair Value Measurements Using
	Fair Value March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$6,611	$	---	$6,611	$	---
Impaired loans	38,241		---	---		38,241
Foreclosed assets held for sale	9,922		---	---		9,922

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet at amounts other than fair value:

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

Subordinated Debentures Issued to Capital Trusts.  The subordinated debentures have floating rates that reset quarterly.  The carrying amount of these debentures approximate their fair value.

Structured Repurchase Agreements.  Structured repurchase agreements are collateralized borrowings from a counterparty.  In addition to the principal amount owed, the counterparty also determines an amount that would be owed by either party in the event the agreement is terminated prior to maturity by the Company.  The fair values of the structured repurchase agreements are estimated based on the amount the Company would be required to pay to terminate the agreement at the balance sheet date.

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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$566,151	$566,151	$444,576	$444,576
Available-for-sale securities	730,889	730,889	764,291	764,291
Held-to-maturity securities	16,290	16,451	16,290	16,065
Mortgage loans held for sale	6,611	6,611	9,269	9,269
Loans, net of allowance for loan losses	2,029,164	2,036,464	2,082,125	2,088,103
Accrued interest receivable	14,482	14,482	15,582	15,582
Investment in FHLB stock	11,081	11,081	11,223	11,223
Mortgage servicing rights	1,060	1,060	1,132	1,132

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	$2,795,171	$2,796,561	$2,713,961	$2,716,841
FHLB advances	168,125	172,943	171,603	177,725
Short-term borrowings	309,726	309,726	336,182	336,182
Structured repurchase agreements	53,181	59,446	53,194	59,092
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	6,215	6,215	6,283	6,283
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	41	41	42	42
Lines of credit	—	—	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at March 31, 2010.

FDIC Indemnification Asset: As part of the 2009 Purchase and Assumption Agreements, Great Southern and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse Great Southern for 80% of the first $115 million in realized losses. The FDIC will reimburse Great Southern 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should Great Southern choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At March 31, 2010, the carrying value of the FDIC indemnification asset was $89.3 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Company will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis on a quarterly or annual basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly basis in order to estimate the fair value of the FDIC indemnification asset.

Under the second agreement (Vantus Bank), the FDIC will reimburse Great Southern for 80% of the first $102 million in realized losses. The FDIC will reimburse Great Southern 95% on realized losses that exceed $102 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should Great Southern choose to dispose of them. Fair value at the acquisition date (March 4, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At March 31, 2010, the carrying value of the FDIC indemnification asset was $46.5 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Company will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis on a quarterly or annual basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly basis in order to estimate the fair value of the FDIC indemnification asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii)

fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

In addition, the Company considers that the determination of the valuations of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management’s best estimate of the amount to be realized from the sales of the assets.  While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially from the carrying value reflected in the financial statements, resulting in losses that could adversely impact earnings in future periods.

Carrying Value of FDIC-covered Loans and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805 (SFAS No. 141(R), Business Combinations). However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 9 “Loss Sharing Agreements and FDIC Indemnification Assets” included in Item 1 for additional information.

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2010, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. At March 31, 2010, goodwill consisted of $379,000 at the Bank reporting unit and $875,000 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At March 31, 2010, the amortizable intangible assets consisted of core deposit intangibles of $4.7 million at the Bank reporting unit and $12,000 of non-compete agreements at the Travel reporting unit. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

Based on the Company’s goodwill impairment analysis, management does not believe any of its goodwill or other intangible assets are impaired as of March 31, 2010. While the Company believes no impairment existed at March 31, 2010, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

In the three months ended March 31, 2010, Great Southern's net loans decreased $53.0 million, or 2.5%, from $2.08 billion at December 31, 2009, to $2.03 billion at March 31, 2010. A large portion of the decrease in net loans was due to a $37.0 million decrease in the loan portfolios acquired through the 2009 FDIC-assisted transactions. Excluding the reductions in these acquired portfolios, loans decreased by approximately $16.0 million, with a decrease in outstanding construction loans of $17.6 million, or 4.9%, partially offset by an increase in commercial real estate loans of $13.1 million, or 2.3%.  Some of these changes relate to construction loans for which the projects have been completed and the loans have moved to permanent financing, thereby reducing construction loans and increasing commercial real estate loans.  Consumer loans (excluding loans covered by loss sharing agreements with the FDIC) also decreased $9.4 million, or 5.4%.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we have not had an overall high level of charge-offs on our non-performing loans prior to 2008, we generally do not accrue interest income on these loans and do not recognize interest income until the loans are repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect loan loss provision, non-performing assets and foreclosed assets to remain elevated.  In addition, expenses related to the credit resolution process should also remain elevated.

In the quarter ended March 31, 2010, Great Southern's available-for-sale securities decreased $33.4 million, or 4.4%, from $764.3 million at December 31, 2009, to 730.9 million at March 31, 2010. The majority of this decrease was in mortgage-backed securities which decreased $26.7 million, or 4.2%, due to principal reductions and the purchase of delinquent loans from the underlying loan pools by the Federal Home Loan Mortgage Corporation in March 2010. Collateralized mortgage obligations also decreased $5.1 million, or 9.9% due to principal reductions.

Great Southern had cash and cash equivalents of $566.1 million at March 31, 2010 compared to $444.6 million at December 31, 2009. Cash and cash equivalents increased significantly in 2009 as a result of the FDIC-assisted transactions involving certain TeamBank and Vantus Bank assets and liabilities.  Subsequent to December 31, 2009, additional customer deposits were placed with Great Southern and the Company received additional cash from loan and investment securities payments, resulting in further increased liquidity. The Company could elect to utilize these funds by purchasing additional investment securities, or it may maintain its cash equivalents.  The Company expects to utilize a portion of these funds by purchasing investment securities in the second and third quarters of 2010.

The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the three months ended March 31, 2010, total deposit balances increased $81.2 million, or 3.0%. Interest-bearing transaction accounts increased $45.0 million while non-interest-bearing checking accounts increased $6.7 million. Retail certificates of deposit decreased $760,000 while total brokered deposits increased $30.3 million. Great Southern Bank customer deposits totaling $379.6 million and $359.1 million, at March 31, 2010 and December 31, 2009, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

Total brokered deposits, excluding the CDARS accounts discussed above, were $279.0 million at March 31, 2010, up from $269.2 million at December 31, 2009. The increase was the result of new brokered deposits issued by the Company, offset in part by reductions in CDARS purchased funds. These new brokered deposits will provide a low fixed rate of interest for the next three years.  No interest rate swaps are associated with these brokered certificates. The majority of the Company’s brokered certificates of deposit have fixed rates of interest and mature in 2011 and 2012, except for $77 million of CDARS purchased funds which mature in the next six months.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At March 31, 2010, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $804 million with rates that change immediately with changes to the prime rate of interest. Of this total, $704 million also had interest rate floors. These floors were at varying rates, with $143 million of these loans having floor rates of 7.0% or greater and another $495 million of these loans having floor rates between 5.0% and 7.0%. At March 31, 2010, all of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout subsequent periods, as the "prime rate of interest" decreased, the Company's loan portfolio again had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. The loan yield for the portfolio had increased to a level that was approximately 300 and 310 basis points higher than the national "prime rate of interest" at December 31,

2009 and December 31, 2008, respectively. The loan yield for the portfolio declined to a level that was approximately 277 basis points higher than the national "prime rate of interest" at March 31, 2010. While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2009, non-interest income was positively affected by the gains recognized on the FDIC-assisted transactions.  On July 1, 2010, a federal rule will go into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This new rule is likely to adversely affect the amount of non-interest income we generate.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

Total non-interest income decreased $38.5 million in the three months ended March 31, 2010 when compared to the three months ended March 31, 2009. A significant increase in non-interest income in the 2009 period resulted from the one-time gain of $43.9 million recorded from the assets acquired and liabilities assumed in the FDIC-assisted acquisition of TeamBank. This increase was partially offset by the impairment write-down in value of certain investments which totaled $4.0 million in the 2009 period.  During the 2010 period, no such one-time gains or impairment write-downs on investments were recorded.  However, additional income of $900,000 was recorded due to the accretion of the discount related to the FDIC indemnification assets booked in connection with the 2009 acquisitions.  Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with these transactions.  Deposit account charges also increased primarily as a result of the TeamBank and Vantus Bank transactions.

Total non-interest expense increased in the first three months of 2010 compared to the same period in 2009 due primarily to the costs of operating the former TeamBank and former Vantus Bank and their ongoing operations, including increased salaries and benefits and occupancy and equipment expenses in particular.  Due to the increase in the level of foreclosed assets, foreclosure-related expenses have also increased significantly in 2010 compared to the same period in 2009. In addition, non-interest expense increases related to the continued growth of the Company. In 2009, the Company opened banking centers in Creve Coeur, Mo. and Lee’s Summit, Mo.

In 2009, the FDIC significantly increased insurance premiums for all banks. This resulted in increased expense for the Company due to higher assessable deposits and a higher assessment rate. Due to losses and projected losses to the deposit insurance fund, in addition to the regular quarterly deposit insurance assessments, the FDIC has, at times, imposed special assessments on all insured depository institutions. In November 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for all of 2010, 2011, and 2012, on December 30, 2009.  The Company prepaid $13.2 million, which is being expensed in the normal course of business throughout this three-year period.

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

Business Initiatives

As part of our overall long-term strategic plan, the Company plans to open two to three banking centers per year as market conditions warrant. In May, the Company expects to open its first full-service retail banking center in Rogers, Ark. The banking center would operate from the same office building as the Company’s existing loan production office and Great Southern Travel agency.

Two other banking centers are expected to open later in 2010. The Company will build its first facility in Forsyth, which is part of the Branson, Mo., market area. The facility, located at 15695 Highway 160 and east of Branson, will complement the Company’s four banking centers operating in this area.

A full-service banking center in Des Peres will be the Company’s second location in the St. Louis metropolitan area. The Des Peres location at 11689 Manchester is approximately seven miles from the Company’s Creve Coeur, Mo., banking center, which opened in May 2009. The Company also operates a loan production office and two Great Southern Travel offices in the St. Louis market.

Great Southern decided to continue its participation in the FDIC’s Transaction Account Guarantee (TAG) program (a part of the Temporary Liquidity Guarantee Program), in light of the FDIC’s recent announcement to extend the program to December 31, 2010 (subject to further extension by the FDIC to December 31, 2011). In the extended program, Great Southern is purchasing additional FDIC insurance coverage for its customers with noninterest-bearing transaction accounts. These accounts will be fully insured by the FDIC regardless of the account balance. Coverage under the TAG program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

During the three months ended March 31, 2010, the Company increased total assets by $47.9 million to $3.69 billion. Most of the increase was attributable to cash and cash equivalents and foreclosed assets, partially offset by decreases in net loans and securities available for sale.  Cash and cash equivalents increased $121.6 million as compared to December 31, 2009 due to increases in deposits and repayments of loans and investment securities, creating excess funding.  In some instances, the Company invested these excess funds in short-term cash equivalents that caused the Company to earn a small positive or a negative spread. While the Company generally earned a positive spread on securities purchased, it was sometimes much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but negatively affecting net interest margin in 2009 and 2010. The Company expects that it may maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this will continue to have the effect of suppressing net interest margin and net interest income.  Foreclosed assets also increased $14.9 million as compared to December 31, 2009.  For discussion on the increase in foreclosed assets, see “Non-performing assets – foreclosed assets.”  Net loans decreased $53.0 million as compared to December 31, 2009, due in large part to a $37.0 million decrease in the acquired loan portfolios.  Excluding loans covered in FDIC-assisted transactions, outstanding construction loans and consumer loans decreased $17.6 million and $9.4 million, respectively, offset in part by a $13.1 million increase in commercial real estate loans.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. Aside from any potential future acquisitions, the Company does not expect to grow the loan portfolio significantly at this time. Securities available for sale decreased $33.4 million as compared to December 31, 2009 primarily because of principal reductions in the Company’s mortgage-backed securities. While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 19.8% and 21.0% of total assets at March 31, 2010 and December 31, 2009, respectively.  These levels are on the high-side of recent averages because of the 2009 FDIC-assisted transactions and because of the Company’s efforts to maintain excess liquidity during uncertain economic times as discussed above in regard to cash and cash equivalents.

Total liabilities increased $45.8 million from December 31, 2009 to $3.39 billion at March 31, 2010.  The increase was attributable to increases in deposits and was partially offset by decreases in securities sold under repurchase agreements with customers.  Total deposits increased $81.2 million from December 31, 2009. Checking account balances totaled $1.13 billion at March 31, 2010, up from $1.08 billion at December 31, 2009. Interest-bearing checking accounts (mainly money market accounts) increased $45.0 million and non-interest bearing checking accounts increased $6.7 million. Total brokered deposits (excluding CDARS customer account balances) were $279.0 million at March 31, 2010, compared to $269.1 million at December 31, 2009.  The Company issued $25.0 million in new brokered certificates during the 2010 period which was partially offset by a decrease in CDARS purchased funds of $15.1 million.  In addition, at March 31, 2010 and December 31, 2009, there were Great Southern Bank customer deposits totaling $379.6 million and $359.1 million, respectively, which are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. Securities sold under reverse repurchase agreements with customers decreased $26.4 million from December 31, 2009 as these balances fluctuate over time. FHLBank advances balances decreased slightly from the

December 31, 2009 level. The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $2.1 million from $298.9 million at December 31, 2009 to $301.0 million at March 31, 2010. The Company recorded net income of $5.5 million for the three months ended March 31, 2010, common and preferred dividends declared were $3.1 million and accumulated other comprehensive gain decreased $674,000.  The decrease in accumulated other comprehensive gain resulted from decreases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $301,000 due to stock option exercises.

Our participation in the Capital Purchase Program ("CPP") of the U.S. Department of the Treasury (the "Treasury") currently precludes us from purchasing shares of the Company’s stock or redeeming trust preferred securities without the Treasury's consent until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. Management has historically utilized stock buy-back programs from time to time as long as repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

Results of Operations and Comparison for the Three Months Ended March 31, 2010 and 2009

General

Net income was $5.5 million for the quarter ended March 31, 2010 compared to net income of $29.2 million for the quarter ended March 31, 2009. This decrease of $23.7 million was primarily due to a decrease in non-interest income of $38.5 million, or 81.1% and an increase in non-interest expense of $7.5 million, or 51.1%, partially offset by an increase in net interest income of $9.0 million, or 51.6%, and a decrease in provision for income taxes of $13.9 million, or 85.3%. Net income available to common shareholders was $4.7 million and $28.4 million for the quarters ended March 31, 2010 and 2009, respectively.

Total Interest Income

Total interest income increased $5.5 million, or 15.9%, during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The increase was due to increased interest income on loans while interest income on investments and other interest-earning assets was nearly unchanged. Interest income on investment securities and other interest-earning assets was consistent because of higher average balances which were offset by lower average rates of interest. The higher average balances were primarily a result of increased levels of securities and interest-earning deposits held for the purpose of liquidity and the securities and cash equivalents added from the FDIC-assisted transactions in the first and third quarters of 2009. Interest income for loans increased due to higher average balances and higher average rates of interest. The higher average balances and average rates were primarily a result of the discounted loans added through the FDIC-assisted transactions in the first and third quarters of 2009 and the related yields earned.

Interest Income - Loans

During the three months ended March 31, 2010 compared to the three months ended March 31, 2009, interest income on loans increased due to higher average interest rates and higher average balances. Interest income increased $4.7 million as the result of higher average loan balances which increased from $1.8 billion during the quarter ended March 31, 2009 to $2.1 billion during the quarter ended March 31, 2010. The higher average balance resulted principally from the loans added at their fair market value from the FDIC-assisted transactions and increases in average balances in commercial real estate loans, other residential loans and one- to four-family mortgage loans, partially offset by lower average balances in construction loans.  The Bank's one- to four-family residential loan portfolio balance increased in 2009 and 2010 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market. The Bank’s outstanding construction loan balance has decreased significantly in recent periods as many projects have been completed in the past 12-18 months and demand for new construction loans has declined.

Interest income increased $795,000 as a result of higher average interest rates on loans.  The average yield on loans increased slightly from 6.00% during the three months ended March 31, 2009, to 6.18% during the three months ended March 31, 2010.  The average yield on the Company’s loan portfolio increased primarily due to the loans added at their fair market value from the FDIC-assisted transactions. Average loan rates were very similar in 2009 compared to 2010, as a result of market rates of interest, primarily the "prime rate" of interest remaining flat during this period. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate now remains. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Beginning in 2008, the declining interest rates put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. Great Southern has a significant portfolio of loans which are tied to a “prime rate” of interest. Some of these loans are tied to some national index of “prime,” while most are indexed to “Great Southern prime.” The Company has elected to leave its “prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors, which are provided for in individual loan documents.  In the three months ended March 31, 2010, the average yield on loans was 6.18% versus an average prime rate for the period of 3.25%, or a difference of a positive 293 basis points. In the three months ended March 31, 2009, the average yield on loans was 6.00% versus an average prime rate for the period of 3.25%, or a difference of a positive 275 basis points.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets was nearly unchanged in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Interest income increased $2.4 million as a result of an increase in average balances from $724 million during the three months ended March 31, 2009, to $994 million during the three months ended March 31, 2010. This increase was primarily in interest-earning deposits and available-for-sale mortgage-backed securities, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements and public fund deposits.  Interest income decreased by $2.4 million as a result of a decrease in average interest rates from 4.24% during the three months ended March 31, 2009, to 3.08% during the three months ended March 31, 2010. The balance of available-for-sale mortgage-backed securities increased from $561.3 million at March 31, 2009 to $605.5 million at March 31, 2010.  In previous years, as principal balances on mortgage-backed securities were paid down through prepayments and normal amortization, the Company replaced a large portion of these securities with variable-rate mortgage-backed securities (primarily one-year and hybrid ARMs). As these securities reached interest rate reset dates in 2007, their rates typically increased along with market interest rate increases. As market interest rates (primarily treasury rates and LIBOR rates) generally declined in 2008 and 2009, the interest rates on those securities that repriced in 2009 decreased at their 2009 interest rate reset dates. The majority of the securities added in 2009 were backed by hybrid ARMs which will have fixed rates of interest for a period of time (generally one to ten years) and then will adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). These mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages. As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded. In March 2010, the Federal Home Loan Mortgage Corporation purchased approximately $30 million of delinquent loans in mortgage-backed securities pools owned by the Company.  This reduced the Company’s income (through higher premium amortization levels) by $400,000.  On March 20, 2009 and September 4, 2009, the Company also acquired approximately $112 million and $23 million, respectively, of investment securities as part of two FDIC-assisted transactions.  These investments were recorded at their fair values at the dates of acquisition with related market yields at that time.

In addition to the increase in securities, the Company has also increased interest-earning deposits and non-interest-earning cash equivalents, as additional liquidity was maintained in 2009 and 2010 due to uncertainty in the financial system and low loan demand. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At March 31, 2010, the Company had cash and cash equivalents of $566.2 million compared to $444.6 million at December 31, 2009. For the three months ended March 31, 2010, compared to the same period in 2009, the average balance of investment securities and other interest-earning assets increased by approximately $270.3 million, due to excess funds for liquidity and the purchase of investment securities to pledge against public funds deposits, customer repurchase agreements and structured repo borrowings. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of decreasing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $3.6 million, or 21.4%, during the three months ended March 31, 2010, when compared with the three months ended March 31, 2009, primarily due to a decrease in interest expense on deposits of $3.4 million, or 24.1%, a decrease in interest expense on short-term and structured repo borrowings of $539,000, or 35.2%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $117,000, or 46.3%, partially offset by an increase in interest expense on FHLBank advances of $452,000, or 47.8%.

Interest Expense – Deposits

Interest expense on demand deposits increased $872,000 due to an increase in average balances from $499 million during the three months ended March 31, 2009, to $849 million during the three months ended March 31, 2010. Average noninterest-bearing demand balances increased from $144 million in the three months ended March 31, 2009, to $249 million in the three months ended March 31, 2010. The increase in average balances on all types of deposits is primarily a result of the FDIC-assisted transactions completed in March and September of 2009, as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts. Interest expense on demand deposits decreased $205,000 due to a decrease in average rates from 1.13% during the three months ended March 31, 2009, to 0.98% during the three months ended March 31, 2010. The average interest rates decreased due to lower overall market rates of interest throughout 2009 and the first three months of 2010. Market rates of interest on checking and money market accounts have been decreasing since late 2007 when the FRB began reducing short-term interest rates.

Interest expense on deposits decreased $6.4 million as a result of a decrease in average rates of interest on time deposits from 3.72% during the three months ended March 31, 2009, to 2.08% during the three months ended March 31, 2010. Interest expense on deposits increased $2.4 million due to an increase in average balances of time deposits from $1.38 billion during the three months ended March 31, 2009, to $1.68 billion during the three months ended March 31, 2010. Market rates of interest on new certificates have been decreasing since late 2007 when the FRB began reducing short-term interest rates.  A large portion of the Company’s certificate of deposit portfolio matures within one year; this is consistent with the portfolio over the past several years. The increase in average balances on certificates of deposit is primarily a result of the FDIC-assisted transactions completed in March and September of 2009, as well as organic growth in the Company’s deposit base.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended March 31, 2010 compared to the three months ended March 31, 2009, interest expense on FHLBank advances increased due to higher average balances and higher average interest rates. Interest expense on FHLBank advances increased $307,000 due to an increase in average balances from $130 million during the three months ended March 31, 2009, to $169 million during the three months ended March 31, 2010. Interest expense on FHLBank advances increased $145,000 due to an increase in average interest rates from 2.95% in the three months ended March 31, 2009, to 3.36% in the three months ended March 31, 2010. Average balances and rates on advances increased because of the addition of advances assumed in the FDIC-assisted transaction completed in March of 2009. Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $519,000 due to a decrease in average rates on short-term borrowings from 1.63% in the three months ended March 31, 2009, to 1.07% in the three months ended March 31, 2010. The average interest rates decreased due to lower overall market rates of interest in the first quarter of 2010 compared to the same period in 2009. Market rates of interest on short-term borrowings have trended downward since the fourth quarter of 2007 as the FRB decreased short-term interest rates and maintained the rates at historically low levels. Interest expense on short-term and structured repo borrowings decreased $20,000 due to a decrease in average balances from $382 million during the three months ended March 31, 2009, to $377 million during the three months ended March 31, 2010. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on subordinated debentures issued to capital trusts decreased $117,000 due to decreases in average rates from 3.32% in the three months ended March 31, 2009, to 1.79% in the three months ended March 31, 2010. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2010 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended March 31, 2010 increased $9.1 million to $26.6 million compared to $17.5 million for the three months ended March 31, 2009. Net interest margin was 3.47% in the three months ended March 31, 2010, compared to 2.81% in the three months ended March 31, 2009, an increase of 66 basis points. The average interest rate spread was 3.47% in the three months ended March 31, 2010, compared to 2.69% in the three months ended March 31, 2009.

The Company’s margin was positively impacted primarily by a change in the deposit mix. The addition of the TeamBank and Vantus Bank core deposits during 2009 provided a relatively lower cost funding source, which allowed the Company to reduce some of its higher cost funds. In the latter quarters of 2009, the Company redeemed brokered deposits or replaced them with lower rate deposits and as retail certificates of deposit matured they were renewed or replaced with retail certificates of deposit with lower market rates of interest. In addition, the TeamBank and Vantus Bank loans were recorded at their fair value at acquisition, which provided a current market yield on the portfolio.  As compared to March 31, 2009, the yield on loans increased 18 basis points in addition to an increase in the average balance of the loan portfolio of $306 million.  This combination of lower rates being paid on deposits as they reprice and growth in both the loan portfolio and yield on loans compared to the year-ago quarter resulted in the increased net interest margin at March 31, 2010.

The national “prime rate” of interest was 3.25% during the three months ended March 31, 2010 and 2009 as the FRB has not decreased the “prime rate” since December of 2008. The Company’s average interest rate on its loan portfolio was 6.18%. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its "prime rate" of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This has not affected a large number of customers, as a majority of the loans indexed to "Great Southern prime" are already at interest rate floors which are provided for in individual loan documents. At its most recent meeting on April 28, 2010, the Federal Reserve Board elected to leave the Federal Funds rate unchanged and did not indicate that rate changes are imminent.

The Company's overall interest rate spread increased 78 basis points from 2.69% during the three months ended March 31, 2009, to 3.47% during the three months ended March 31, 2010. The gross change was due to a 109 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 31 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased 66 basis points, or 23.5%, from 2.81% for the three months ended March 31, 2009, to 3.47% for the three months ended March 31, 2010. In comparing the two periods, the yield on loans increased 18 basis points while the yield on investment securities and other interest-earning assets decreased 116 basis points. The rate paid on deposits decreased 132 basis points, the rate paid on FHLBank advances increased 41 basis points, the rate paid on short-term borrowings decreased 56 basis points, and the rate paid on subordinated debentures issued to capital trusts decreased 153 basis points.

For additional information on net interest income components, refer to "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q. This table is prepared including the impact of the accounting changes for interest rate swaps.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $500,000, from $5.0 million during the three months ended March 31, 2009, to $5.5 million during the three months ended March 31, 2010. The allowance for loan losses increased $470,000, or 1.2%, to $40.6 million at March 31, 2010, compared to $40.1 million at December 31, 2009. Net charge-offs were $5.0 million in the three months ended March 31, 2010, versus $4.0 million in the three months ended March 31, 2009. Five relationships accounted for $2.5 million of the net charge-off total for the quarter ended March 31, 2010. Two of these relationships are included in non-performing loans, and one relationship is included in foreclosed assets.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions in both 2009 and 2010. As properties were transferred into non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.40% and 2.35% at March 31, 2010 and December 31, 2009, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at March 31, 2010, based on recent reviews of the Company's loan portfolio and current economic conditions. If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank and Vantus Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below because losses from these assets are substantially covered under loss sharing agreements with the FDIC. In addition, FDIC-covered assets were recorded at their estimated fair values as of March 20, 2009, and September 4, 2009, respectively.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding FDIC-covered non-performing assets, at March 31, 2010, were $80.0 million, an increase of $15.0 million from $65.0 million December 31, 2009. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 2.17% at March 31, 2010, compared to 1.79% at December 31, 2009. Compared to December 31, 2009, non-performing loans increased $428,000 to $26.9 million while foreclosed assets increased $14.5 million to $53.0 million. Construction and land development loans comprised $8.0 million, or 30%, of the total $26.9 million of non-performing loans at March 31, 2010.

Non-performing Loans. As of March 31, 2010 the total dollar amount of non-performing loans changed little from December 31, 2009, increasing $428,000 to $26.9 million.  The following are significant additions to non-performing loans during the three months ended March 31, 2010:

•
A $2.1 million loan relationship secured by a motel located in Springfield, Mo.  The motel is operating but experiencing low occupancy rates and cash flow difficulties, which have led to payment delinquencies.

•
A $1.4 million loan relationship secured by spec houses and lots located in Southwest Missouri.  Property sales have been slow, and in an attempt to generate cash flow, the borrower has rented several of the properties.  These slow property sales led to payment delinquencies on portions of the relationship.

Offsetting these increases were the transfers of the following two significant loan relationships to the Foreclosed Assets category:

•
A $2.8 million loan relationship secured by the real estate of three car dealerships in Southwest Missouri.  This relationship was charged down approximately $273,000 prior to foreclosure of the real estate of two of the three car dealerships totaling $1.7 million in the first quarter of 2010.

•
A $1.4 million loan relationship secured by a subdivision and spec houses in the Branson, Mo. area.  This relationship was charged down approximately $138,000 prior to foreclosure in the first quarter of 2010.

At March 31, 2010, four other significant loan relationships totaling $9.3 million remained in the non-performing loans category from December 31, 2009.  These relationships were described in the Company’s December 31, 2009 Annual Report on Form 10-K under “Non-performing Loans”.  During the quarter ended March 31, 2010, the activity for these four relationships included $395,000 in charge-offs, $400,000 in additions to the category and $474,000 in transfers to the foreclosed assets category.  At March 31, 2010, six significant relationships totaled $12.8 million or 47.4% of the non-performing loans category.

Foreclosed Assets. Foreclosed assets increased a net $14.5 million during the three months ended March 31, 2010, from $38.5 million at December 31, 2009, to $53.0 million at March 31, 2010.  During the three months ended March 31, 2010, foreclosed assets increased primarily due to the addition of four relationships totaling $16.9 million which are described below:

•	An $8.2 million relationship (discussed below as a $9.6 million relationship prior to being charged down) consisting of condominium units and commercial land located near Lake of the Ozarks, Mo.

•	A $5.7 million relationship consisting of condominium units located near Lake of the Ozarks, Mo.

•	A $1.7 relationship (discussed above as a $2.8 million relationship prior to being charged down) consisting of the real estate of two car dealerships in Southwest Missouri.

•
A $1.3 million relationship (discussed above as a $1.4 million relationship prior to being charged down) consisting of a residential subdivision, a commercial subdivision, lots and spec houses in the Branson, Mo. area.

At March 31, 2010, twelve separate relationships comprised $36.6 million, or 68.9%, of the total foreclosed assets balance.  In addition to the four new relationships described above, eight other of these relationships were previously described more fully in the Company’s December 31, 2009, Annual Report on Form 10-K under “Foreclosed Assets”.  During the quarter ended March 31, 2010, the activity for these eight relationships included $1.1 million in sales and $400,000 in charge-offs, partially offsetting the increases discussed above.

Potential Problem Loans. Potential problem loans decreased $13.0 million during the three months ended March 31, 2010, from $50.5 million at December 31, 2009, to $37.5 million at March 31, 2010.  Potential problem loans are loans which management has identified as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets. During the three months ended March 31, 2010, potential problem loans decreased primarily due to the transfer of three unrelated relationships totaling $13.4 million to non-performing asset categories. These three relationships include:

•
A $9.6 million relationship (discussed above as an $8.2 million relationship) secured by condominium units and commercial land located near Lake of the Ozarks, Mo., which was transferred to non-performing assets and subsequently to foreclosed assets.  The relationship was charged-down approximately $1.4 million at foreclosure, resulting in a transfer balance of $8.2 million.

•	A $2.1 million relationship (discussed above) secured by a motel located in Springfield, Mo., which was transferred to non-performing loans.

•
A $1.7 million relationship (discussed above as a $1.4 million relationship) secured by spec houses and lots located in Southwest Missouri which was also transferred to non-performing loans.  During the first quarter of

2010, one loan included in this relationship was paid off due to the sale of the collateral, reducing the relationship $170,000, and a charge-off of $164,000 was also recorded.

Offsetting these decreases was the addition of one significant relationship totaling $2.0 million which is secured by condominium units and land in Branson, Mo.

At March 31, 2010, ten significant relationships accounted for $31.7 million of the total Potential Problem Loan balance of $37.5 million, including the relationship mentioned above. The other nine relationships remain from December 31, 2009 and were previously described in the Company’s December 31, 2009, Annual Report on Form 10-K under “Potential Problem Loans”.

Non-interest Income

Non-interest income decreased to $9.0 million for the first quarter of 2010 compared to $47.5 million for the first quarter of 2009, primarily as a result of the following items:

FDIC-assisted acquisition:  In the first quarter of 2009, a one-time gain of $43.9 million was recorded related to the fair value accounting estimate of the TeamBank assets acquired and liabilities assumed from the FDIC on March 20, 2009.  No similar transactions occurred during the current quarter.

Interest rate swaps:  The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in $847,000 of income in the first quarter of 2009.  This income was part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005.  This charge was recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty.  There was no impact in the first quarter of 2010 and there will be no impact in future quarters.

Partially offsetting the above positive income items recognized during the first quarter of 2009 were the following increases during the first quarter of 2010:

Securities gains, losses and impairments:  During the first quarter of 2010, no securities were sold and therefore, no gains or losses were recognized.  Also, based on analyses of the securities portfolio, no impairment write-downs were necessary.  During the first quarter of 2009, a $4.0 million loss was recorded as a result of an impairment write-down in the value of certain available-for-sale equity investments, investments in bank trust preferred securities and an investment in a non-agency CMO. The Company continues to hold the majority of these securities in the available-for-sale category.

Deposit account charges: Deposit account charges and ATM and debit card usage fees increased $1.2 million, or 36.6%, in the three months ended March 31, 2010, compared to the same period in 2009. A large portion of this increase was the result of the customers added in the 2009 FDIC-assisted acquisitions as well as organic growth in the legacy Great Southern footprint.

Accretion of income related to 2009 acquisitions: Additional income of $900,000 was recorded due to the discount on the FDIC indemnification assets booked in connection with the 2009 acquisitions.  Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with these transactions.

Non-interest Expense

Non-interest expense for the first quarter of 2010 was $22.1 million compared with $14.7 million for the first quarter of 2009, or an increase of $7.4 million, or 51.1%. The expense increase in the 2010 period was primarily related to the Company’s FDIC-assisted acquisitions and general growth of the Company. The following were key items related to the increases in non-interest expense in the 2010 period:

TeamBank FDIC-assisted acquisition: A portion of the Company’s increase in non-interest expense in the first quarter of 2010 compared to the same period in 2009 related to the FDIC-assisted acquisition of the former TeamBank and its ongoing operation. In the three months ended March 31, 2010, non-interest expenses related to the operations of the former TeamBank were $2.2 million. The largest expense increases were in the areas of salaries and benefits and occupancy and equipment expenses. In addition, this growth has led to other increased non-interest expenses related to TeamBank, primarily in lending and support and operational functions, that have been absorbed in other pre-existing areas of the Company.

Vantus Bank FDIC-assisted acquisition:  The Company’s increase in non-interest expense in the first quarter of 2010 compared to the same period in 2009 also included expenses related to the FDIC-assisted acquisition of former Vantus

Bank and its ongoing operation. In the three months ended March 31, 2010, non-interest expenses associated with Vantus Bank were $2.4 million. The largest expense increases were in the areas of salaries and benefits and occupancy and equipment expenses.  In addition, other non-interest expenses related to the operation of other areas of the former Vantus Bank, such as lending and certain support functions, were absorbed in other pre-existing areas of the Company, resulting in increased non-interest expense.

New banking centers:  The Company’s increase in non-interest expense in the first quarter of 2010 compared to the same period in 2009 also related to the continued internal growth of the Company. The Company opened its first retail banking center in the St. Louis market, in Creve Coeur, Mo., in May 2009 and its second banking center in Lee’s Summit, Mo., in late September 2009. In the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, non-interest expenses increased $243,000 associated with the ongoing operations of these locations.

FDIC insurance premiums:  In the first quarter of 2010, the Company incurred deposit insurance expense of $947,000 compared to $799,000 in the first quarter of 2009. In 2009, the FDIC significantly increased insurance premiums for all banks, nearly doubling the regular quarterly deposit insurance assessments. On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for all of 2010, 2011 and 2012 on December 30, 2009.  The Company prepaid $13.2 million, which will be expensed in the normal course of business throughout this three-year period.

Foreclosure-related expenses: Due to the increase in levels of foreclosed assets, foreclosure-related expenses increased $1.4 million (net of income received on foreclosed assets) in the three months ended March 31, 2010, compared to the same period in 2009. The Company expects that expenses on foreclosed assets and expenses related to the credit resolution process will remain elevated.

The Company’s efficiency ratio for the quarter ended March 31, 2010, was 62.26% compared to 22.52% for the same quarter in 2009. The efficiency ratio in the first quarter of 2010 was negatively impacted by expenses related to the operations of the acquired banking centers and other operational areas of TeamBank and Vantus Bank, increased expenses related to foreclosures and loan collections and FDIC deposit insurance premiums.  The efficiency ratio in the first quarter of 2009 was significantly positively impacted by the TeamBank-related one-time gain and negatively impacted by the investment securities impairment write-downs recorded by the Company.  The Company’s ratio of non-interest expense to average assets increased from 1.97% for the three months ended March 31, 2009, to 2.17% for the three months ended March 31, 2010 as a result of the increased expenses mentioned above.

Provision for Income Taxes

The Company’s effective tax rate (as compared to the statutory federal tax rate of 35.0%) was 30.1% for the three months ended March 31, 2010 due to additional tax-exempt investments and tax-exempt loans obtained in the acquisitions. This tax-exempt income was slightly higher relative to overall taxable income compared to other reporting periods.  The Company’s effective tax rate was 35.8% for the three months ended March 31, 2009 due to significantly higher taxable income as a result of the gain recorded on the FDIC-assisted transaction.  For future periods, the Company expects the effective tax rate to be in the range of 32-36% of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $423,000 and $438,000 for the three months ended March 31, 2010 and 2009, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

		March 31, 2010	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	5.82%	$347,039	$5,148	6.02%	$240,419	$3,577	6.03%
	Other residential	5.88	216,743	3,285	6.14	126,371	1,865	5.98
	Commercial real estate	6.19	714,677	11,208	6.36	502,779	7,695	6.21
	Construction	5.68	353,785	4,867	5.58	552,717	7,731	5.67
	Commercial business	5.73	169,149	2,870	6.88	131,172	2,038	6.30
	Other loans	7.57	239,636	3,752	6.35	191,842	2,845	6.02
	Industrial revenue bonds	6.07	70,573	1,064	6.11	60,224	980	6.60

	Total loans receivable	6.02	2,111,602	32,194	6.18	1,805,524	26,731	6.00

	Investment securities and other interest-earning assets	4.43	994,457	7,560	3.08	724,155	7,569	4.24

	Total interest-earning assets	5.15	3,106,059	39,754	5.19	2,529,679	34,300	5.50
	Non-interest-earning assets:
	Cash and cash equivalents		302,663			224,845
	Other non-earning assets		270,460			71,251
	Total assets		$3,679,182			$2,825,775

	Interest-bearing liabilities:
	Interest-bearing demand and savings	0.99	$849,029	2,058	0.98	$498,969	1,391	1.13
	Time deposits	2.14	1,675,336	8,599	2.08	1,379,692	12,649	3.72
	Total deposits	1.75	2,524,365	10,657	1.71	1,878,661	14,040	3.03
	Short-term borrowings and structured repo	0.96	377,453	993	1.07	382,189	1,532	1.63
	Subordinated debentures issued to capital trusts	1.82	30,929	136	1.79	30,929	253	3.32
	FHLB advances	4.07	168,517	1,397	3.36	129,975	945	2.95

	Total interest-bearing liabilities	1.78	3,101,264	13,183	1.72	2,421,754	16,770	2.81
	Non-interest-bearing liabilities:
	Demand deposits		249,052			144,395
	Other liabilities		23,017			19,820
	Total liabilities		3,373,333			2,585,969
	Stockholders’ equity		305,849			239,806
	Total liabilities and stockholders’ equity		$3,679,182			$2,825,775

	Net interest income:
	Interest rate spread	3.37%		$26,571	3.47%		$17,530	2.69%
	Net interest margin*				3.47%			2.81%
	Average interest-earning assets to average interest-bearing liabilities		100.2%			104.5%
_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $63.2 million and $59.2 million for the three months ended March 31, 2010 and 2009, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $46.7 million and $40.0 million for the three months ended March 31, 2010 and 2009, respectively. Interest income on tax-exempt assets included in this table was $1.3 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.1 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.

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

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$795	$4,668	$5,463
Investment securities and other interest-earning assets	(2,422)	2,413	(9)
Total interest-earning assets	(1,627)	7,081	5,454
Interest-bearing liabilities:
Demand deposits	(205)	872	667
Time deposits	(6,420)	2,370	(4,050)
Total deposits	(6,625)	3,242	(3,383)
Short-term borrowings and structured repo	(519)	(20)	(539)
Subordinated debentures issued to capital trust	(117)	--	(117)
FHLBank advances	145	307	452
Total interest-bearing liabilities	(7,116)	3,529	(3,587)
Net interest income	$5,489	$3,552	$9,041

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2010, the Company had commitments of approximately $31.1 million to fund loan originations, $156.7 million of unused lines of credit and unadvanced loans, and $15.8 million of outstanding letters of credit.

At March 31, 2010, the Company anticipates purchasing the real estate and furniture and fixtures of a majority of the branch locations currently being operated as a result of the FDIC-assisted transactions which took place during 2009 for an estimated $21.3 million.

At March 31, 2010, the Company had committed to purchase a total of $8.1 million of federal low income tax credits related to the construction of houses or apartments as part of two unrelated projects. The Company will invest $5.9 million to acquire these credits. One of the principal developers of one of the projects is a director of the Company.  The Company’s investment to acquire these credits is consistent with pricing the Company has paid to acquire other tax credits from non-related parties.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2010, the Company's total stockholders' equity was $301.0 million, or 8.2% of total assets. At March 31, 2010, common stockholders' equity was $244.9 million, or 6.6% of total assets, equivalent to a book value of $18.24 per common share. Total stockholders’ equity at December 31, 2009, was $298.9 million, or 8.2% of total assets. At December 31, 2009, common stockholders' equity was $242.9 million, or 6.7% of total assets, equivalent to a book value of $18.12 per common share. Common stockholders’ equity increased $2.0 million, or 0.8%, in the three months ended March 31, 2010.

At March 31, 2010 and December 31, 2009, the Company’s tangible common equity to total assets ratio was 6.5%. The Company’s tangible common equity to total risk-weighted assets ratio was 11.6% at March 31, 2010.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2010, the Bank's Tier 1 risk-based capital ratio was 12.95%, total risk-based capital ratio was 14.19% and the Tier 1 leverage ratio was 7.38%. As of March 31, 2010, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2010, the Company's Tier 1 risk-based capital ratio was 15.01%, total risk-based capital ratio was 16.26% and the leverage ratio was 8.56%. As of March 31, 2010, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

On December 5, 2008, the Company completed a transaction to participate in the U.S. Treasury's voluntary Capital Purchase Program. The Capital Purchase Program (CPP), a part of the Emergency Economic Stabilization Act of 2009, is designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers. The Company received $58.0 million from the U.S. Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share. The amount of preferred shares sold represents approximately 3% of the Company's risk-weighted assets as of September 30, 2008. Through its preferred stock investment, the Treasury will receive a cumulative dividend of 5% per year for the first five years, or $2.9 million per year, and 9% per year thereafter. The preferred shares are callable at 100% of the issue price, subject to consultation by the U.S. Treasury with the Company's primary federal regulator. In addition, for a period of the earlier of three years or until these preferred shares have been redeemed by the Company or divested by the Treasury, the Company has certain limitations on dividends that may be declared on its common or preferred stock and is prohibited from repurchasing shares of its common or other capital stock or any trust preferred securities issued by the Company without the Treasury’s consent.

At March 31, 2010, the held-to-maturity investment portfolio included $161,000 of gross unrealized gains and no gross unrealized losses.

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

At March 31, 2010, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$236.6 million
Federal Reserve Bank line	$267.6 million
Interest-Bearing and Non-Interest-Bearing Deposits	$566.2 million
Unpledged Securities	$1.8 million

Statements of Cash Flows. During the three months ended March 31, 2010 and 2009, respectively, the Company had positive cash flows from operating activities, investing activities and financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $10.1 million and $8.8 million during the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, investing activities provided cash of $61.8 million primarily due to the net decrease of investment securities and loans in this period.  During the three months ended March 31, 2009, investing activities provided cash of $113.9 million primarily due to the cash received from the purchase of an additional business unit and sales and maturities of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. Financing activities provided $49.6 million during the three months ended March 31, 2010, and provided $132.7 million during the three months ended March 31, 2009. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the three months ended March 31, 2010, the Company declared a common stock cash dividend of $0.18 per share, or 53% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2009). During the three months ended March 31, 2009, the Company declared a common stock cash dividend of $0.18 per share (which was paid in April 2009), and paid a common stock cash dividend of $0.18 per share (which was declared in December 2008). The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of March 31, 2010, was paid to shareholders on April 14, 2010.  In addition, the Company paid preferred dividends as described below.

Our participation in the CPP currently precludes us from increasing our common stock cash dividend above $0.18 per share per quarter without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, the Company also paid a preferred stock cash dividend of $564,000 on February 17, 2009, and paid a preferred stock cash dividend of $725,000 on February 16, 2010. Additional preferred stock cash dividends were paid throughout 2009. Quarterly payments of $725,000 will be due through February 15, 2014, as long as the preferred stock is outstanding.  Thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2010 and 2009, respectively, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2010, the company issued 21,947 shares of stock at an average price of $13.72 per share to cover stock option exercises.  During the three months ended March 31, 2009, the Company did not issue any shares of stock to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2010, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is negative. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. The operating environment has not been normal as interest costs for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures; therefore, we expect the net interest margin will continue to be somewhat compressed. However, if rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease as we have redeemed some of our brokered deposits. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2010, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the CPP precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the first quarter of 2010.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2010 – January 31, 2010	---	$	----	---	396,562
February 1, 2010 – February 28, 2010	---	$	----	---	396,562
March 1, 2010 – March 31, 2010	---	$	----	---	396,562
	---	$	----	---

_______________________
(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

a)	Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: May 7, 2010	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2010	/s/ Rex A. Copeland
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

A description of the current salary and bonus arrangements for 2010 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is incorporated herein by reference as Exhibit 10.8.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is incorporated herein by reference as Exhibit 10.9.

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

Included in Note 6 to the Consolidated Financial Statements.

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