Form 10-Q
period 2010-06-30
GREAT SOUTHERN BANCORP INC
filed 2010-08-05
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2010

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,434,425 shares of common stock, par value $.01, outstanding at August 2, 2010.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$207,568	$242,723
Interest-bearing deposits in other financial institutions	257,588	201,853
Cash and cash equivalents	465,156	444,576
Available-for-sale securities	739,019	764,291
Held-to-maturity securities (fair value $16,266 – June 2010;
$16,065 - December 2009)	16,125	16,290
Mortgage loans held for sale	12,304	9,269
Loans receivable, net of allowance for loan losses of
$40,535 – June 2010; $40,101 - December 2009	1,934,578	2,082,125
FDIC indemnification asset	129,730	141,484
Interest receivable	14,047	15,582
Prepaid expenses and other assets	62,864	66,020
Foreclosed assets held for sale, net	52,793	41,660
Premises and equipment, net	44,170	42,383
Goodwill and other intangible assets	5,811	6,216
Investment in Federal Home Loan Bank stock	12,193	11,223
Total Assets	$3,488,790	$3,641,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,607,089	$2,713,961
Securities sold under reverse repurchase agreements with customers	274,963	335,893
Federal Home Loan Bank advances	166,333	171,603
Short-term borrowings	278	289
Structured repurchase agreements	53,168	53,194
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	5,128	6,283
Advances from borrowers for taxes and insurance	1,771	1,268
Accounts payable and accrued expenses	33,425	9,423
Current and deferred income taxes	11,321	19,368
Total Liabilities	3,184,405	3,342,211
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 58,000 shares	56,246	56,017
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2010 - 13,433,525 shares; December 2009 - 13,406,403 shares	134	134
Stock warrants; 909,091 shares	2,452	2,452
Additional paid-in capital	20,433	20,180
Retained earnings	213,814	208,625
Accumulated other comprehensive gain	11,306	11,500
Total Stockholders' Equity	304,385	298,908
Total Liabilities and Stockholders' Equity	$3,488,790	$3,641,119
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2010	2009
INTEREST INCOME	(Unaudited)
Loans	$32,553	$31,582
Investment securities and other	7,059	8,389
TOTAL INTEREST INCOME	39,612	39,971
INTEREST EXPENSE
Deposits	10,140	14,974
Federal Home Loan Bank advances	1,407	1,492
Short-term borrowings and repurchase agreements	799	1,774
Subordinated debentures issued to capital trusts	142	202
TOTAL INTEREST EXPENSE	12,488	18,442
NET INTEREST INCOME	27,124	21,529
PROVISION FOR LOAN LOSSES	12,000	6,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,124	14,729

NON-INTEREST INCOME
Commissions	2,344	1,752
Service charges and ATM fees	5,061	4,539
Net realized gains on sales of loans	755	736
Net realized gains on sales of available-for-sale securities	3,465	176
Late charges and fees on loans	237	173
Change in interest rate swap fair value net of change in hedged deposit fair value	--	337
Accretion of income related to business acquisitions	1,665	1,116
Other income	612	504
TOTAL NON-INTEREST INCOME	14,139	9,333

NON-INTEREST EXPENSE
Salaries and employee benefits	11,167	10,136
Net occupancy and equipment expense	3,382	2,728
Postage	835	676
Insurance	1,120	2,572
Advertising	580	425
Office supplies and printing	360	297
Telephone	566	451
Legal, audit and other professional fees	626	672
Expense on foreclosed assets	416	598
Other operating expenses	1,756	1,453
TOTAL NON-INTEREST EXPENSE	20,808	20,008

INCOME BEFORE INCOME TAXES	8,455	4,054

PROVISION FOR INCOME TAXES	2,631	897

NET INCOME	5,824	3,157
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	848	841
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,976	$2,316
BASIC EARNINGS PER COMMON SHARE	$0.37	$0.17
DILUTED EARNINGS PER COMMON SHARE	$0.35	$0.17
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	SIX MONTHS ENDED JUNE 30,
	2010	2009
INTEREST INCOME	(Unaudited)
Loans	$64,747	$58,313
Investment securities and other	14,619	15,958
TOTAL INTEREST INCOME	79,366	74,271
INTEREST EXPENSE
Deposits	20,797	29,014
Federal Home Loan Bank advances	2,804	2,437
Short-term borrowings and repurchase agreements	1,792	3,306
Subordinated debentures issued to capital trusts	278	455
TOTAL INTEREST EXPENSE	25,671	35,212
NET INTEREST INCOME	53,695	39,059
PROVISION FOR LOAN LOSSES	17,500	11,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,195	27,259

NON-INTEREST INCOME
Commissions	4,410	3,613
Service charges and ATM fees	9,644	7,894
Net realized gains on sales of loans	1,548	1,341
Net realized gains (losses) on sales and impairments of
available-for-sale securities	3,465	(3,809)
Late charges and fees on loans	441	311
Change in interest rate swap fair value net of change in hedged deposit fair value	--	1,184
Initial gain recognized on business acquisition	--	43,876
Accretion of income related to business acquisitions	2,565	1,116
Other income	1,064	1,353
TOTAL NON-INTEREST INCOME	23,137	56,879

NON-INTEREST EXPENSE
Salaries and employee benefits	22,203	18,052
Net occupancy and equipment expense	6,871	5,499
Postage	1,667	1,242
Insurance	2,252	3,526
Advertising	799	641
Office supplies and printing	823	476
Telephone	1,108	796
Legal, audit and other professional fees	1,291	1,341
Expense on foreclosed assets	2,583	1,350
Other operating expenses	3,354	1,740
TOTAL NON-INTEREST EXPENSE	42,951	34,663

INCOME BEFORE INCOME TAXES	16,381	49,475

PROVISION FOR INCOME TAXES	5,018	17,143

NET INCOME	11,363	32,332
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	1,687	1,665
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$9,676	$30,667
BASIC EARNINGS PER COMMON SHARE	$0.72	$2.29
DILUTED EARNINGS PER COMMON SHARE	$0.69	$2.23
DIVIDENDS DECLARED PER COMMON SHARE	$.36	$.36

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	SIX MONTHS ENDED JUNE 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,363	$32,332
Proceeds from sales of loans held for sale	67,254	93,029
Originations of loans held for sale	(68,981)	(104,103)
Items not requiring (providing) cash:
Depreciation	1,631	1,276
Amortization	511	275
Compensation expense for stock option grants	227	173
Provision for loan losses	17,500	11,800
Net gains on loan sales	(1,548)	(1,341)
Net (gains) losses on sale or impairment of available-for-sale investment securities	(3,465)	3,809
Net gains on sale of premises and equipment	(15)	(28)
(Gain) loss on sale of foreclosed assets	695	(240)
Gain on purchase of additional business units	--	(43,876)
Amortization of deferred income, premiums and discounts	(2,125)	(2,521)
Change in interest rate swap fair value net of change in
hedged deposit fair value	--	(1,184)
Deferred income taxes	408	7,162
Changes in:
Interest receivable	1,535	639
Prepaid expenses and other assets	16,929	(7,401)
Accounts payable and accrued expenses	22,834	(1,272)
Income taxes refundable/payable	(8,350)	4,918
Net cash provided by (used in) operating activities	56,403	(6,553)
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	92,967	59,468
Purchase of loans	(12,132)	(11,908)
Proceeds from sale of student loans	22,219	774
Cash received from purchase of additional business units	--	123,051
Purchase of additional business units	(25)	--
Purchase of premises and equipment	(3,521)	(8,069)
Proceeds from sale of premises and equipment	118	145
Proceeds from sale of foreclosed assets	16,952	5,738
Capitalized costs on foreclosed assets	(651)	(222)
Proceeds from sales of available-for-sale investment securities	145,852	69,366
Proceeds from maturing held-to-maturity investment securities	410	70
Proceeds from called investment securities	17,942	35,740
Principal reductions on mortgage-backed securities	116,215	89,390
Purchase of available-for-sale securities	(239,729)	(150,609)
Purchase of held-to-maturity securities	(15,000)	(25,000)
Redemption of Federal Home Loan Bank stock	(970)	(193)
Net cash provided by investing activities	140,647	187,741
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(202,197)	(19,954)
Net increase in checking and savings deposits	96,748	56,765
Repayments of Federal Home Loan Bank advances	(4,677)	(619)
Net increase (decrease) in short-term borrowings and structured repo	(60,941)	25,227
Advances from borrowers for taxes and insurance	503	785
Dividends paid	(6,280)	(6,106)
Stock options exercised	374	61
Net cash provided by (used in) financing activities	(176,470)	56,159
INCREASE IN CASH AND CASH EQUIVALENTS	20,580	237,347
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	444,576	167,920
CASH AND CASH EQUIVALENTS, END OF PERIOD	$465,156	$405,267
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2009, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

	Three Months Ended June 30,
	2010	2009
	(In thousands)

Net unrealized gain on available-for-sale securities	$4,204	$2,311

Net unrealized gain on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized	—	56

Less reclassification adjustment for gain included in net income	3,465	176

Other comprehensive income, before tax effect	739	2,191

Tax expense	259	767

Change in unrealized gain on available-for-sale securities, net of income taxes	$480	$1,424

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Net unrealized gain on available-for-sale securities	$3,602	$13,790

Net unrealized loss on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized	(435)	(3,443)

Less reclassification adjustment for gain (loss) included in net income	3,465	(310)

Other comprehensive income (loss), before tax effect	(298)	10,657

Tax expense (benefit)	(104)	3,730

Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	$(194)	$6,927

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	At June 30,
	2010	2009

Net unrealized gain on available-for-sale securities	$18,203	$10,390
Net unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in income	(809)	56
	17,394	10,446
Tax expense	6,088	3,656

Net-of-tax amount	$11,306	$6,790

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update No. (ASU) 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowances for Credit Losses.  This Update requires expanded disclosures to help financial statement users understand the nature of credit risks inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. The disclosures should be prepared on a disaggregated basis and provide a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging of past due financing receivables.  Disclosures required as of the end of a reporting period are effective for interim and annual reporting periods ending after December 15, 2010.  Disclosures required for activity occurring during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010.  This Update is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2010, the FASB issued a proposed statement to amend FASB ASC Subtopic 820, Fair Value Measurements and Disclosures.  The purpose of the amendment is to align U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs) for measuring fair value and disclosing such measurements.  This would improve comparability of financial statements prepared in accordance with the different standards.  Amendments to clarify or change GAAP would include:  1) limiting the highest and best use valuation premise to non-financial assets and liabilities, 2) an exception to the requirements in Topic 820 for fair value measurements of financial instruments managed within portfolios, 3) guidance for measuring the fair value of an instrument classified as equity, 4) a prohibition of the use of blockage factors when measuring the fair value of instruments classified as level 2 or level 3 within the fair value hierarchy, and 5) additional disclosures of fair value measurements including the effects of changing observable inputs used for level 3 measurements and categorization of assets and liabilities not reported at fair value in the statement of financial position into the levels of the fair value hierarchy.  The proposed statement was released for comment through September 7, 2010.  If adopted as proposed, the statement is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2010, the FASB issued a proposed statement on revenue recognition to align GAAP and IFRSs and to provide a simplified standard with fewer inconsistencies and more guidance that will improve comparability between entities.  Under the proposal, revenue would be recognized based on contracts and allocated to performance obligations for goods and services at transaction prices which take into account factors such as collectability, time value of money, noncash consideration and consideration payable to the customer.  The proposed statement was released for comment through October 22, 2010.  If adopted as proposed, the statement is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2010, the FASB issued a proposed statement meant to reduce the complexity of accounting for financial instruments and improve comparability of financial statements between entities.  The guidance would require most financial instruments to be accounted for using fair value in the statement of financial position.  To aid users in their analyses of financial statements, both fair value information and amortized cost information would be presented on the face of the statement of financial position.  Most changes to fair value would be recognized in net income and comprehensive income and thresholds for recognizing impairments on financial instruments would be eliminated.  The proposal also includes changes to hedging requirements.  When determining whether derivative instruments qualify for hedge accounting, qualitative rather than quantitative assessments would be used and the hedge effectiveness threshold would be lowered from “highly effective” to “reasonably effective”.  To improve consistency in assessing effectiveness, the shortcut and critical terms match methods of hedge accounting would be eliminated.  Documentation of hedge effectiveness after the initial assessment would no longer be required.  The proposed statement was released for comment through September 30, 2010.  If adopted as proposed, this statement is expected to have a material impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (FASB ASU 2010-09), which amends FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures.  This Update requires new disclosures to show significant transfers in and out of Level 1 and Level 2 fair value measurements as well as discussion regarding the reasons for the transfers.  It also clarifies existing disclosures requiring fair value measurement disclosures for each class of assets and liabilities.  The Update describes a class as being a subset of assets and liabilities within a line item on the statement of financial condition which will require management judgment to designate.  Use of the terminology “classes of assets and liabilities” represents an amendment from the previous terminology “major categories of assets and liabilities”.  Clarification is also provided for disclosures of Level 2 and Level 3 recurring and nonrecurring fair value measurements requiring discussion about the valuation techniques and inputs used.  These provisions of the Update were effective for the Company’s financial statements as of January 1, 2010 and did not have a material impact on the Company’s financial position or results of operations.  Another new disclosure requires an expanded reconciliation of activity in Level 3 fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than netting the amounts in one number.  This requirement is effective for interim and annual reporting periods beginning after December 15, 2010 and is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 6: EARNINGS PER SHARE

	Three Months Ended
	June 30,
	2010	2009
	(In Thousands)

Basic:
Average shares outstanding	13,431	13,383
Net income available to common shareholders	$4,977	$2,316
Per share amount	$0.37	$0.17

Diluted:
Average shares outstanding	13,431	13,383
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	617	498
Diluted shares	14,048	13,881
Net income available to common shareholders	$4,977	$2,316
Per share amount	$0.35	$0.17

Options to purchase 423,958 and 512,925 shares of common stock were outstanding during the three months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise price was greater than the average market price of the common shares.

	Six Months Ended
	June 30,
	2010	2009
	(In Thousands)

Basic:
Average shares outstanding	13,429	13,384
Net income available to common shareholders	$9,677	$30,667
Per share amount	$0.72	$2.29

Diluted:
Average shares outstanding	13,429	13,384
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	607	364
Diluted shares	14,036	13,748
Net income available to common shareholders	$9,677	$30,667
Per share amount	$0.69	$2.23

Options to purchase 427,308 and 557,790 shares of common stock were outstanding during the six months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise price was greater than the average market price of the common shares.

NOTE 7: INVESTMENT SECURITIES

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$14,809		$309	$	---	$15,118	3.90%
Collateralized mortgage obligations	42,425		936		1,001	42,360	4.45
Mortgage-backed securities	533,088		18,408		1,194	550,302	4.19
Small Business Administration loan pools	62,151		112		436	61,827	1.81
Corporate bonds	49		10		13	46	1.79
States and political subdivisions	67,736		894		1,656	66,974	6.10
Equity securities	1,367		1,025		---	2,392	0.24
Total available-for-sale securities	$721,625		$21,694		$4,300	$739,019	4.14%

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$	---	$	---	$15,000	5.50%
States and political subdivisions	1,125		141		---	1,266	7.31
Total held-to-maturity securities	$16,125		$141	$	---	$16,266	5.63%

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$15,931		$28	$	---	$15,959	3.86%
Collateralized mortgage obligations	51,221		1,042		527	51,736	4.82
Mortgage-backed securities	614,338		18,508		672	632,174	4.54
Corporate bonds	49		21		13	57	133.98
States and political subdivisions	63,686		705		1,904	62,487	6.16
Equity securities	1,374		504		---	1,878	0.36
Total available-for-sale securities	$746,599		$20,808		$3,116	$764,291	4.69%

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$	---		$365	$14,635	6.10%
States and political subdivisions	1,290		140		---	1,430	7.49
Total held-to-maturity securities	$16,290		$140		$365	$16,065	6.21%

The amortized cost and fair value of available-for-sale securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$23,077	$23,442
After one through five years	33,636	33,926
After five through ten years	16,309	16,296
After ten years	71,723	70,302
Securities not due on a single maturity date	575,513	592,661
Equity securities	1,367	2,392

	$721,625	$739,019

The held-to-maturity securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$1,110	$1,251
After ten years	15,015	15,015

	$16,125	$16,266

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2010 and December 31, 2009, respectively, was approximately $183,068,000 and $139,985,000, which is approximately 24.2% and 17.9% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at June 30, 2010.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Mortgage-backed securities	$103,048	$1,194	$—	$—	$103,048	$1,194
Collateralized mortgage obligations	5,620	835	1,230	166	6,850	1,001
Small Business Administration loan pools	54,306	436	—	—	54,306	436
State and political subdivisions	10,130	83	8,729	1,573	18,859	1,656
Corporate bonds	5	13	—	—	5	13

	$173,109	$2,561	$9,959	$1,739	$183,068	$4,300

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$14,635	$365	$—	$—	$14,635	$365
Mortgage-backed securities	102,796	672	—	—	102,796	672
Collateralized mortgage obligations	1,993	385	2,464	142	4,457	527
State and political subdivisions	9,876	156	8,216	1,748	18,092	1,904
Corporate bonds	5	13	—	—	5	13

	$129,305	$1,591	$10,680	$1,890	$139,985	$3,481

Gross gains of $3.5 million and $203,000 and gross losses of $0 and $27,000 resulting from sales of available-for-sale securities were realized for the three months ended June 30, 2010 and 2009, respectively.  Gross gains of $3.5 million and $357,000 and gross losses of $0 and $135,000 resulting from sales of available-for-sale securities were realized for the six months ended June 30, 2010 and 2009, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the six months ended June 30, 2009, an other-than-temporary impairment loss of $4.0 million was recognized in the Company’s statement of income.  Based on evaluations of investment securities during the six months ended June 30, 2010, none were determined to be other-than-temporarily impaired.

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

Accumulated
Credit Losses
Credit losses on debt securities held
April 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	---
Reductions due to sales	---

June 30, 2010	$2,983

Accumulated
Credit Losses
Credit losses on debt securities held
January 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	---
Reductions due to sales	---

June 30, 2010	$2,983

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30, 2010	December 31, 2009
	(In Thousands)
One-to four-family residential mortgage loans	$232,022	$239,624
Other residential mortgage loans	201,991	185,757
Commercial real estate loans	535,212	572,404
Other commercial loans	170,941	151,278
Industrial revenue bonds	54,377	60,969
Construction loans	305,395	357,041
Installment, education and other loans	160,019	172,655
Prepaid dealer premium	14,393	13,664
FDIC-covered loans, net of discounts (TeamBank)	171,327	199,774
FDIC-covered loans, net of discounts (Vantus Bank)	187,139	225,950
Discounts on loans purchased	(3)	(4)
Undisbursed portion of loans in process	(55,188)	(54,729)
Allowance for loan losses	(40,535)	(40,101)
Deferred loan fees and gains, net	(2,512)	(2,157)
	$1,934,578	$2,082,125
Weighted average interest rate	6.11%	6.25%

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2010 was $400,000 and $700,000, respectively.  No reclassifications were made during the six months ended June 30, 2010 from nonaccretable discount to accretable discount.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2010 was $300,000 and $550,000, respectively.  No reclassifications were made during the six months ended June 30, 2010 from nonaccretable discount to accretable discount.

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

TeamBank FDIC Indemnification Asset.  The following table presents the balance of the FDIC indemnification asset related to the TeamBank transaction at June 30, 2010. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on March 20, 2009. Gross loan balances (due from the borrower) were reduced approximately $163.8 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-offs to customer loan balances.

	June 30, 2010
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$271,983	$15,732
Non-credit premium/(discount), net of activity since acquisition date	(5,613)	--
Original estimated fair value of assets, net of activity since acquisition date	(171,327)	(3,865)

Anticipated realized loss remaining	95,043	11,867
Assumed loss sharing recovery percentage	88%	77%

Estimated loss sharing value	84,195	9,167
Accretable discount on FDIC indemnification asset	(8,490)	--
FDIC indemnification asset	$75,705	$9,167

	December 31, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$326,768	$2,817
Non-credit premium/(discount), net of activity since acquisition date	(6,313)	--
Original estimated fair value of assets, net of activity since acquisition date	(199,774)	(2,467)

Anticipated realized loss remaining	120,681	350
Assumed loss sharing recovery percentage	86%	80%

Estimated loss sharing value	104,295	280
Accretable discount on FDIC indemnification asset	(9,647)	(43)
FDIC indemnification asset	$94,648	$237

Vantus Bank Indemnification Asset.  The following table presents the balance of the FDIC indemnification asset related to the Vantus Bank transaction at June 30, 2010. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on September 4, 2009. Gross loan balances (due from the borrower) were reduced approximately $85.3 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-downs to customer loan balances.

	June 30, 2010
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$246,267	$8,613
Non-credit premium/(discount), net of activity since acquisition date	(2,073)	--
Original estimated fair value of assets, net of activity since acquisition date	(187,139)	(2,605)

Anticipated realized loss remaining	57,055	6,008
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	45,644	4,806
Accretable discount on FDIC indemnification asset	(5,483)	(109)
FDIC indemnification asset	$40,161	$4,697

	December 31, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$290,936	$4,682
Non-credit premium/(discount), net of activity since acquisition date	(2,623)	--
Original estimated fair value of assets, net of activity since acquisition date	(225,920)	(682)

Anticipated realized loss remaining	62,363	4,000
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	49,891	3,200
Accretable discount on FDIC indemnification asset	(6,383)	(109)
FDIC indemnification asset	$43,508	$3,091

NOTE 10: DEPOSITS

	June 30, 2010	December 31, 2009
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$778,901	$781,565
2.00% - 2.99%	409,060	513,837
3.00% - 3.99%	42,762	103,217
4.00% - 4.99%	188,629	222,142
5.00% - 5.99%	10,838	12,927
6.00% - 6.99%	471	586
7.00% and above	26	33
Total time deposits (2.09% - 2.69%)	1,430,687	1,634,307
Non-interest-bearing demand deposits	245,601	258,792
Interest-bearing demand and savings deposits (0.92% - 1.08%)	930,801	820,862
Total Deposits	$2,607,089	$2,713,961

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at June 30, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the category of Recurring Level 3 securities at or for the six months ended June 30, 2010.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

		Fair value measurements at June 30, 2010, using
	Fair value June 30,	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
U. S. government agencies	$15,118	$-	$15,118	$-
Collateralized mortgage obligations	42,360	-	42,360	-
Mortgage-backed securities	550,302	-	550,302	-
Small Business Administration loan pools	61,827	-	61,827
Corporate bonds	46	-	46	-
States and political subdivisions	66,974	-	66,974	-
Equity securities	2,392	592	1,800	-
Mortgage servicing rights	915	-	-	915

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2009 to June 30, 2010, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

Mortgage
Servicing
Rights
(In thousands)
Balance, April 1, 2010	$1,060
Additions, net of amortization	(145)
Balance, June 30, 2010	$915

Mortgage
Servicing
Rights
(In thousands)
Balance, January 1, 2010	$1,132
Additions, net of amortization	(217)
Balance, June 30, 2010	$915

The following is a description of valuation methodologies used for financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves have been recorded are shown in the table below (net of reserves). In accordance with the provisions of FASB ASC 310 (SFAS No. 114), impaired loans with a carrying value of $53.8 million, and an associated valuation reserve of $8.0 million, were recorded at their fair value of $45.8 million at June 30, 2010.  Impaired loans of $8.8 million at June 30, 2010, had no related allowance for loan losses assigned.  Losses of $11.8 million and $4.5 million related to impaired loans were recognized in earnings through the provision for loan losses during the three months ended June 30, 2010 and 2009, respectively.  Losses of $14.9 million and $8.8 million related to impaired loans were recognized in earnings through the provision for loan losses during the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, the Company had commercial loans of $8.6 million that were modified in troubled debt restructurings and were performing in accordance with their modified terms.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010:

		Fair Value Measurements Using
	Fair Value June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$12,304	$	---	$12,304	$	---
Impaired loans	37,060		---	---		37,060
Foreclosed assets held for sale	8,885		---	---		8,885

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

Subordinated Debentures Issued to Capital Trusts.  The subordinated debentures have floating rates that reset quarterly.  The carrying amount of these debentures approximates their fair value.

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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$465,156	$465,156	$444,576	$444,576
Available-for-sale securities	739,019	739,019	764,291	764,291
Held-to-maturity securities	16,125	16,266	16,290	16,065
Mortgage loans held for sale	12,304	12,304	9,269	9,269
Loans, net of allowance for loan losses	1,934,578	1,937,984	2,082,125	2,088,103
Accrued interest receivable	14,047	14,047	15,582	15,582
Investment in FHLB stock	12,193	12,193	11,223	11,223
Mortgage servicing rights	915	915	1,132	1,132

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	$2,607,089	$2,606,895	$2,713,961	$2,716,841
FHLB advances	166,333	170,838	171,603	177,725
Short-term borrowings	275,241	275,241	336,182	336,182
Structured repurchase agreements	53,168	60,715	53,194	59,092
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	5,128	5,128	6,283	6,283
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	41	41	42	42
Lines of credit	—	—	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2010.

FDIC Indemnification Asset: As part of the 2009 Purchase and Assumption Agreements, Great Southern Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse the Bank for 80% of the first $115 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At June 30, 2010, the carrying value of the FDIC indemnification asset was $84.9 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis.

Under the second agreement (Vantus Bank), the FDIC will reimburse the Bank for 80% of the first $102 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $102 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (March 4, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At June 30, 2010, the carrying value of the FDIC indemnification asset was $44.9 million. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes, including without limitation the recently enacted Dodd-Frank Act (defined below), that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2010, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. At June 30, 2010, goodwill consisted of $379,000 at the Bank reporting unit and $875,000 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At June 30, 2010, the amortizable intangible assets consisted of core deposit intangibles of $4.5 million at the Bank reporting unit and $35,000 of non-compete agreements at the Travel reporting unit. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

Based on the Company’s goodwill impairment analysis, management does not believe any of its goodwill or other intangible assets are impaired as of June 30, 2010. While the Company believes no impairment existed at June 30, 2010, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

In the six months ended June 30, 2010, Great Southern's net loans decreased $147.5 million, or 7.1%, from $2.08 billion at December 31, 2009, to $1.93 billion at June 30, 2010. A portion of the decrease in net loans was due to a $67.2 million, or 15.8%, decrease in the loan portfolios acquired through the 2009 FDIC-assisted transactions, primarily through loan repayments. Excluding the reductions in these acquired portfolios, loans decreased by approximately $80.3 million, with a decrease in outstanding construction loans of $51.6 million, or 14.5%, and a decrease in commercial real estate loans of $37.2 million, or 6.5%.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time and the loan portfolio may continue to shrink due to net loan repayments.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we did not have an overall high level of charge-offs on our non-performing loans prior to 2008, we generally do not accrue interest income on these loans and do not recognize interest income until the loans are repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect loan loss provision, non-performing assets and foreclosed assets to remain elevated.  In addition, expenses related to the credit resolution process could also remain elevated.

In the six months ended June 30, 2010, Great Southern's available-for-sale securities decreased $25.3 million, or 3.3%, from $764.3 million at December 31, 2009, to $739.0 million at June 30, 2010. The majority of this decrease was in mortgage-backed securities which decreased $81.9 million, or 13.0%, primarily due to the sale of certain of these securities, resulting in gains of $3.5 million which were recorded in non-interest income. Partially offsetting this decrease was the purchase of SBA loan pools which total $61.8 million at June 30, 2010.  Collateralized mortgage obligations also decreased $9.4 million, or 18.1% due to principal reductions.

Great Southern had cash and cash equivalents of $465.2 million at June 30, 2010 compared to $444.6 million at December 31, 2009. Cash and cash equivalents increased significantly in 2009 primarily as a result of the FDIC-assisted transactions involving certain TeamBank and Vantus Bank assets and liabilities.  Cash and cash equivalents also increased because of net loan repayments.

The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand. In the six months ended June 30, 2010, total deposit balances decreased $106.9 million, or 3.9%. Interest-bearing transaction accounts increased $109.9 million while non-interest-bearing checking accounts decreased $13.2 million. Retail certificates of deposit decreased $51.2 million while total brokered deposits decreased $52.5 million. Great Southern Bank customer deposits totaling $259.2 million and $359.1 million, at June 30, 2010 and December 31, 2009, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.  In the second quarter of 2010, the Company allowed some of its relatively high-cost deposits and borrowings to mature without replacement through the use of a portion of its excess cash and cash equivalents to reduce interest expense.

Total brokered deposits, excluding the CDARS accounts discussed above, were $216.6 million at June 30, 2010, down from $269.2 million at December 31, 2009. The decrease was the result of $77.6 million of reductions in CDARS purchased funds offset in part by $25.0 million in new brokered deposits issued by the Company. These new brokered deposits will provide a low fixed rate of interest for the next three years.  No interest rate swaps are associated with these brokered certificates. The majority of the Company’s brokered certificates of deposit have fixed rates of interest and mature in 2011 and 2012.

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

Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (without the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item III. Quantitative and Qualitative Disclosures About Market Risk").

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts.

Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  However, the interest rate floors in effect may limit the immediate increase in interest rates on these loans, thereby negatively impacting our net interest income.

The potentially negative impact of low loan interest rates since December 2008 was mitigated by the positive effects of the Company’s loans which have interest rate floors. At June 30, 2010, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $771 million with rates that change immediately with changes to the prime rate of interest. Of this total, $654 million also had interest rate floors. These floors were at varying rates, with $129 million of these loans having floor rates of 7.0% or greater and another $474 million of these loans having floor rates between 5.0% and 7.0%. At June 30, 2010, all of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout subsequent periods, as the "prime rate of interest" decreased, the Company's loan portfolio again had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. The loan yield for the portfolio had increased to a level that was approximately 300 and 310 basis points higher than the national "prime rate of interest" at December 31, 2009 and December 31, 2008, respectively. The loan yield for the portfolio declined to a level that was approximately 286 basis points higher than the national "prime rate of interest" at June 30, 2010. While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2009, non-interest income was positively affected by the gains recognized on the FDIC-assisted transactions.  On July 1, 2010, a federal rule went into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This new rule may adversely affect the amount of non-interest income we generate (see discussion in "Business Initiatives" below).  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

Total non-interest income increased $4.8 million in the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.  This increase was primarily due to gains of $3.5 million recorded during the current period from sales of mortgage-backed securities, while during the 2009 period, securities transactions were minimal.  Other types of non-interest income such as commission income, deposit account charges and accretion of income related to the FDIC-assisted acquisitions also contributed to the current period increase.  Details of these increases are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2010 and 2009” section of this Quarterly Report on Form 10-Q.

Total non-interest income decreased $33.7 million in the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. A significant increase in non-interest income in the 2009 period resulted from the one-time gain of $43.9 million recorded from the assets acquired and liabilities assumed in the FDIC-assisted acquisition of TeamBank. This increase was partially offset by the impairment write-down in value of certain investments which totaled $4.0 million in the 2009 period.  During the 2010 period, no such impairment write-downs on investments were necessary, though gains of $3.5 million were recorded from sales of mortgage-backed securities.  Income recorded due to the accretion of the discount related to the FDIC indemnification assets booked in connection with the 2009 acquisitions increased $1.4 million in the current period.  Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with these transactions.  Deposit account charges also increased as a result of the TeamBank and Vantus Bank transactions and overall growth in checking account deposits.

Total non-interest expense increased in the second quarter and first six months of 2010 compared to the same periods in 2009 due primarily to the costs of operating the former TeamBank and former Vantus Bank, including increased salaries and benefits and occupancy and equipment expenses in particular.  Due to the increase in the level of foreclosed assets, foreclosure-related expenses have also increased significantly in 2010 compared to the same periods in 2009. In addition, non-interest expense increases related to the continued growth of the Company. In 2009, the Company opened banking centers in Creve Coeur, Mo. and Lee’s Summit, Mo., and in 2010, the Company opened a banking center in Rogers, Ark.

In 2009, the FDIC significantly increased insurance premiums for all banks. This resulted in increased expense in both 2009 and 2010 for the Company due to higher assessable deposits and a higher assessment rate. Due to losses and projected losses to the deposit insurance fund, in addition to the regular quarterly deposit insurance assessments, the FDIC has, at times, imposed special assessments on all insured depository institutions. A special assessment was imposed in the second quarter of 2009 resulting in an additional $1.7 million of insurance premiums expensed in 2009.  In the fourth quarter of 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009.  The FDIC collected the Company's prepaid assessments amounting to $13.2 million on December 30, 2009.  The prepaid assessments will be expensed over the three year period.

Effect of Federal Laws and Regulations

General.  Federal legislation and regulation significantly affect the banking operations of the Company and the Bank, and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated depository institutions such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company and/or the Bank.

Recent Legislation Impacting the Financial Services Industry.  On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital.
•
Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion.  As a result, this increase is expected to impose more deposit insurance cost on institutions with assets of $10 billion or more.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.
•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.
•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Business Initiatives

In May 2010, the Company opened its first full-service retail banking center in Rogers, Ark. The banking center operates from the same office building as the Company’s loan production office and Great Southern Travel agency.

On June 30, 2010, Great Southern Travel acquired Pathfinder Travel and Cruises in Olathe, Kan., marking its first office in the state of Kansas. The Company also operates a banking center in Olathe.  The cost of this acquisition was not material.

Two other banking centers are expected to open later in 2010 as part of the Company’s overall long-term plan to open two to three banking centers per year as market conditions warrant. The Company will build its first office in Forsyth, Mo., located at 15695 Highway 160.  East of Branson, Mo., the banking center will complement the Company’s four banking centers operating in this area.

A full-service banking center in Des Peres, Mo., is currently under construction and will be the Company’s second location in the St. Louis metropolitan area. Located at 11689 Manchester, the banking center is approximately seven miles from the Company’s Creve Coeur, Mo., office that opened in 2009.  A loan production office and two Great Southern Travel offices also operate in the St. Louis market.

New overdraft regulations on ATM and certain debit card transactions were effective July 1, 2010, for new customers and will go into effect August 13, 2010, for existing customers. The new overdraft regulations are expected to adversely affect overdraft fees during the second half of 2010; however, the final financial impact is uncertain as communication with the affected customer base to determine their desire for overdraft services is ongoing.  At this time, a significant number of affected customers have chosen to continue overdraft coverage.  Based on our preliminary analysis, we expect the financial impact of this regulation may be a reduction in earnings per diluted common share of approximately $0.01 to $0.03 per quarter (based on the number of common shares outstanding at June 30, 2010).

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

During the six months ended June 30, 2010, the Company decreased total assets by $152.3 million to $3.49 billion. Most of the decrease was attributable to decreases in net loans and securities available for sale, partially offset by increases in cash and cash equivalents.  Net loans decreased $147.5 million as compared to December 31, 2009, due in part to a $67.3 million decrease in the acquired loan portfolios.  Excluding loans covered in FDIC-assisted transactions, outstanding construction loans and commercial real estate loans decreased $51.6 million and $37.2 million, respectively.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. Aside from any potential future acquisitions, of which none are currently contemplated, the Company does not expect to grow the loan portfolio significantly at this time. Securities available for sale decreased $25.3 million as compared to December 31, 2009, primarily because of sales and principal reductions in the Company’s mortgage-backed securities which decreased $81.9 million. Purchases of SBA loan pools partially offset this decrease and the balance of these securities was $61.8 million at June 30, 2010.  SBA loan pools were purchased for their variable interest rate characteristics and guarantee by the federal government, which makes them relatively low-risk investments.  While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 21.2% and 21.0% of total assets at June 30, 2010 and December 31, 2009, respectively.  These levels are on the high-side of recent averages because of the 2009 FDIC-assisted transactions and because of the

Company’s efforts to maintain excess liquidity during uncertain economic times as discussed below in regard to cash and cash equivalents.  Cash and cash equivalents increased $20.6 million as compared to December 31, 2009 due to repayments of loans and investment securities.  In some instances, the Company invested these excess funds in short-term cash equivalents that caused the Company to earn a small positive or a negative spread relative to the cost of funds. While the Company generally earned a positive spread on securities purchased, it was sometimes much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but negatively affecting net interest margin in 2009 and 2010. The Company expects that it may maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this will continue to have the effect of suppressing net interest margin and net interest income.

Total liabilities decreased $157.8 million from December 31, 2009 to $3.18 billion at June 30, 2010.  The decrease was primarily attributable to decreases in deposits and securities sold under repurchase agreements with customers.  Total deposits decreased $106.9 million from December 31, 2009. Checking account balances totaled $1.18 billion at June 30, 2010, up from $1.08 billion at December 31, 2009. Interest-bearing checking accounts (mainly money market accounts) increased $109.9 million and non-interest bearing checking accounts decreased $13.2 million. Total brokered deposits (excluding CDARS customer account balances) were $216.6 million at June 30, 2010, compared to $269.1 million at December 31, 2009.  CDARS purchased funds decreased $77.5 million, partially offset by the issuance of $25.0 million in new brokered certificates during the 2010 period.  In addition, at June 30, 2010 and December 31, 2009, Great Southern Bank customer deposits totaling $259.2 million and $359.1 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. Securities sold under reverse repurchase agreements with customers decreased $60.9 million from December 31, 2009 as these balances fluctuate over time. FHLBank advances decreased slightly from the December 31, 2009 level. The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $5.5 million from $298.9 million at December 31, 2009 to $304.4 million at June 30, 2010. The Company recorded net income of $11.4 million for the six months ended June 30, 2010, common and preferred dividends declared were $6.3 million and accumulated other comprehensive gain decreased $194,000.  The decrease in accumulated other comprehensive gain resulted from decreases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $374,000 due to stock option exercises.

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

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2010 and 2009

General

Net income was $5.8 million for the three months ended June 30, 2010 compared to net income of $3.2 million for the three months ended June 30, 2009. This increase of $2.6 million was primarily due to an increase in net interest income of $5.6 million, or 26.0%, and an increase in non-interest income of $4.8 million, or 51.5%, partially offset by an increase in provision for loan losses of $5.2 million, or 76.5%, and an increase in provision for income taxes of $1.7 million, or 193.3%. Net income available to common shareholders was $5.0 million and $2.3 million for the quarters ended June 30, 2010 and 2009, respectively.

Net income was $11.4 million for the six months ended June 30, 2010 compared to net income of $32.3 million for the six months ended June 30, 2009. This decrease of $20.9 million was primarily due to a decrease in non-interest income of $33.7 million, or 59.3%, an increase in non-interest expense of $8.3 million, or 23.9%, and an increase in provision for loan losses of $5.7 million, or 48.3%, partially offset by an increase in net interest income of $14.6 million, or 37.5%, and a decrease in provision for income taxes of $12.1 million, or 70.7%. Net income available to common shareholders was $9.7 million and $30.7 million for the six months ended June 30, 2010 and 2009, respectively.

Total Interest Income

Total interest income decreased $359,000, or 0.9%, during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease was due to decreased interest income on investments and other interest-earning assets, partially offset by increased interest income on loans. Interest income on investment securities and other interest-earning assets decreased because of much lower average rates of interest which were partially offset by higher average balances. The higher average balances were primarily a result of increased levels of securities and interest-earning deposits held for the purpose of liquidity and the securities and cash equivalents added from the FDIC-assisted transactions in the first and third quarters of 2009. Interest income for loans increased due to higher average balances, partially offset by slightly lower average rates of interest resulting from discounted loans added through the FDIC-assisted transactions in the first and third quarters of 2009 and the related yields earned.

Total interest income increased $5.1 million, or 6.9%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was due to increased interest income on loans partially offset by decreased interest income on investments and other interest-earning assets. Interest income on investment securities and other interest-earning assets decreased because of much lower average rates of interest which were offset by higher average balances. The higher average balances were primarily a result of increased levels of securities and interest-earning deposits held for the purpose of liquidity and the securities and cash equivalents added from the FDIC-assisted transactions in the first and third quarters of 2009. Interest income for loans increased due to higher average balances and consistent average rates of interest resulting from discounted loans added through the FDIC-assisted transactions in the first and third quarters of 2009 and the related yields earned.

Interest Income - Loans

During the three months ended June 30, 2010 compared to the three months ended June 30, 2009, interest income on loans increased due to higher average balances, partially offset by lower average interest rates. Interest income increased $1.5 million as the result of higher average loan balances which increased from $1.96 billion during the quarter ended June 30, 2009 to $2.04 billion during the quarter ended June 30, 2010. The higher average balance resulted principally from the loans added at fair market value from the FDIC-assisted transactions, increasing loans overall, with the exception of decreased average balances of construction loans partially offsetting the increases.  The Bank's outstanding construction loan balance decreased significantly in recent periods, as many projects were completed in the past 12 to 18 months and demand for new construction loans has declined.  As the projects relating to construction loans were completed and the loans moved to permanent financing, commercial real estate loans increased.  The Bank's one- to four-family residential loan portfolio balance increased in 2009 and 2010 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market and keeps variable-rate one- to four-family residential loans.

Interest income decreased $552,000 as a result of lower average interest rates on loans.  The average yield on loans decreased slightly from 6.48% during the three months ended June 30, 2009, to 6.41% during the three months ended June 30, 2010.  Average loan rates were very similar in 2009 compared to 2010, as a result of market rates of interest, primarily the "prime rate" of interest, remaining flat during this period. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate now remains. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Beginning in 2008, the declining interest rates put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. Great Southern has a significant portfolio of loans which are tied to a “prime rate” of interest. Some of these loans are tied to some national index of “prime,” while most are indexed to “Great Southern prime.” The Company has elected to leave its “prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors, which are provided for in individual loan documents.  In the three months ended June 30, 2010, the average yield on loans was 6.41% versus an average prime rate for the period of 3.25%, or a difference of a positive 316 basis points. In the three months ended June 30, 2009, the average yield on loans was 6.48% versus an average prime rate for the period of 3.25%, or a difference of a positive 323 basis points.

During the six months ended June 30, 2010 compared to the six months ended June 30, 2009, interest income on loans increased due to higher average balances and higher average interest rates. Interest income increased $6.1 million as the result of higher average loan balances which increased from $1.88 billion during the six months ended June 30, 2009 to $2.07 billion during the six months ended June 30, 2010. The higher average balance resulted principally from the loans added at fair market value from the FDIC-assisted transactions, increasing loans overall, with the exception of decreased average balances of construction loans partially offsetting the increases.  The Bank's outstanding construction loan balance has decreased significantly in recent periods, as many projects have been completed in the past 12 to 18 months and demand for new construction loans has declined.  As the projects relating to construction loans were completed and the loans moved to permanent financing, commercial real estate loans increased.  The Bank's one- to four-family residential loan portfolio balance increased in 2009 and 2010 due to increased production by the Bank’s mortgage division, as discussed above.

Interest income increased $382,000 as a result of higher average interest rates on loans.  The average yield on loans increased slightly from 6.25% during the six months ended June 30, 2009, to 6.29% during the six months ended June 30, 2010.  The reasons for relatively consistent average loan rates in the comparable six-month periods are the same as those described previously in the comparable three-month periods.  In the six months ended June 30, 2010, the average yield on loans was 6.29% versus an average prime rate for the period of 3.25%, or a difference of a positive 304 basis points.  In the six months ended June 30, 2009, the average yield on loans was 6.25% versus an average prime rate for the period of 3.25%, or a difference of a positive 300 basis points.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Interest income decreased $2.0 million as a result of a decrease in average interest rates from 3.53% during the three months ended June 30, 2009, to 2.81% during the three months ended June 30, 2010. In addition to the SBA loan pools, the majority of the securities added in 2009 and 2010 were backed by hybrid ARMs which have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages. As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded. Interest income increased $698,000 as a result of an increase in average balances from $953 million during the three months ended June 30, 2009, to $1.01 billion during the three months ended June 30, 2010. This increase was primarily in interest-earning deposits and available-for-sale SBA loan pools, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements.  In addition, these SBA loan pools have rates that will reprice with changes to the prime rate of interest.  On March 20, 2009 and September 4, 2009, the Company also acquired approximately $112 million and $23 million, respectively, of investment securities as part of two FDIC-assisted transactions.  These investments were recorded at their fair values at the dates of acquisition with related market yields at that time.

Interest income on investments and other interest-earning assets decreased in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Interest income decreased by $4.1 million as a result of a decrease in average interest rates from 3.83% during the three months ended June 30, 2009, to 2.95% during the three months ended June 30, 2010. The reasons for these changes in the comparable six-month periods are primarily the same as those described previously in the comparable three-month periods.  In addition, the Federal Home Loan Mortgage Corporation purchased approximately $30 million of delinquent loans in mortgage-backed securities pools owned by the Company in March 2010.  This reduced the Company’s income (through higher premium amortization levels) by $400,000.  Interest income increased $2.8 million as a result of an increase in average balances from $839 million during the six months ended June 30, 2009, to $1.00 billion during the six months ended June 30, 2010. This increase was primarily in interest-earning deposits and available-for-sale SBA loan pools, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements.

In addition to the increase in securities, the Company has also increased interest-earning deposits and non-interest-earning cash equivalents, as additional liquidity was maintained in 2009 and 2010 due to uncertainty in the financial system and low loan demand. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At June 30, 2010, the Company had cash and cash equivalents of $465.2 million compared to $444.6 million at December 31, 2009. For the three and six months ended June 30, 2010, compared to the same periods in 2009, the average balances of investment securities and other interest-earning assets increased by approximately $53.2 million and $161.1 million, respectively, due to excess funds for liquidity and the purchase of investment securities to pledge against public funds deposits, customer repurchase agreements and structured repo borrowings. While the Company earned a positive spread on these securities (leading to higher net interest income), it was much smaller than the Company's overall net interest spread, having the effect of reducing net interest margin. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $6.0 million, or 32.3%, during the three months ended June 30, 2010, when compared with the three months ended June 30, 2009, primarily due to a decrease in interest expense on deposits of $4.8 million, or 32.3%, a decrease in interest expense on short-term and structured repo borrowings of $975,000, or 55.0%, a decrease in interest expense on FHLBank advances of $85,000, or 5.7% and a decrease in interest expense on subordinated debentures issued to capital trusts of $60,000, or 29.7%.

Total interest expense decreased $9.5 million, or 27.1%, during the six months ended June 30, 2010, when compared with the six months ended June 30, 2009, primarily due to a decrease in interest expense on deposits of $8.2 million, or 28.3%, a decrease in interest expense on short-term and structured repo borrowings of $1.5 million, or 45.8%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $177,000, or 38.9%, partially offset by an increase in interest expense on FHLBank advances of $367,000, or 15.1%.

Interest Expense – Deposits

Interest expense on demand deposits increased $871,000 due to an increase in average balances from $586 million during the three months ended June 30, 2009, to $898 million during the three months ended June 30, 2010. Average non-interest-bearing demand balances increased from $184 million in the three months ended June 30, 2009, to $258 million in the three months ended June 30, 2010. The increase in average balances on both types of demand deposits was primarily a result of the FDIC-assisted transactions completed in March and September of 2009, as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts. Interest expense on demand deposits decreased $319,000 due to a decrease in average rates from 1.09% during the three months ended June 30, 2009, to 0.96% during the three months ended June 30, 2010. The average interest rates decreased due to lower overall market rates of interest throughout 2009 and the first six months of 2010. Market rates of interest on checking and money market accounts have been decreasing since late 2007 when the FRB began reducing short-term interest rates.

Interest expense on deposits decreased $4.6 million as a result of a decrease in average rates of interest on time deposits from 3.24% during the three months ended June 30, 2009, to 2.05% during the three months ended June 30, 2010. Market rates of interest on new certificates have been decreasing since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on deposits decreased $739,000 due to a decrease in average balances of time deposits from $1.66 billion during the three months ended June 30, 2009, to $1.56 billion during the three months ended June 30, 2010. A large portion of the Company’s certificate of deposit portfolio matures within one year and so reprices fairly quickly; this is consistent with the portfolio over the past several years. The decrease in average balances on certificates of deposit was primarily a result of decreases in brokered certificates and CDARS purchased funds as the Company began redeeming them or replacing them with lower rate deposits in the latter quarters of 2009.  In 2010, in some cases, the Company elected not to replace these funds as they matured.

Interest expense on demand deposits increased $1.6 million due to an increase in average balances from $541 million during the six months ended June 30, 2009, to $874 million during the six months ended June 30, 2010. Average non-interest-bearing demand balances increased from $164 million in the six months ended June 30, 2009, to $253 million in the six months ended June 30, 2010. The increase in average balances on both types of demand deposits was primarily a result of the FDIC-assisted transactions completed in March and September of 2009, as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts. Interest expense on demand deposits decreased $430,000 due to a decrease in average rates from 1.11% during the six months ended June 30, 2009, to 0.97% during the six months ended June 30, 2010. The average interest rates decreased due to lower overall market rates of interest throughout 2009 and the first six months of 2010. Market rates of interest on checking and money market accounts have been decreasing since late 2007 when the FRB began reducing short-term interest rates.

Interest expense on deposits decreased $11.1 million as a result of a decrease in average rates of interest on time deposits from 3.45% during the six months ended June 30, 2009, to 2.07% during the six months ended June 30, 2010.  Market rates of interest on new certificates have been decreasing since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on deposits increased $1.6 million due to an increase in average balances of time deposits from $1.52 billion during the six months ended June 30, 2009, to $1.62 billion during the six months ended June 30, 2010. The increase in average balances of time deposits was primarily a result of the FDIC-assisted transactions completed in March and September 2009.

As noted above, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits to increase as a result of competitor responses to this change.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended June 30, 2010 compared to the three months ended June 30, 2009, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $338,000 due to a decrease in average balances from $201 million during the three months ended June 30, 2009, to $168 million during the three months ended June 30, 2010. Interest expense on FHLBank advances increased $253,000 due to an increase in average interest rates from 2.98% in the three months ended June 30, 2009, to 3.37% in the three months ended June 30, 2010. Average rates on advances increased because of the addition of advances assumed in the FDIC-assisted transaction completed in March of 2009. Certain of the advances assumed were paid off subsequent to June 30, 2009, causing the decrease in average balances while most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

During the six months ended June 30, 2010 compared to the six months ended June 30, 2009, interest expense on FHLBank advances increased due to higher average balances and higher average interest rates.  Interest expense on FHLBank advances increased $329,000 due to an increase in average interest rates from 2.97% in the six months ended June 30, 2009, to 3.37% in the six months ended June 30, 2010. Interest expense on FHLBank advances increased $38,000 due to an increase in average balances from $165 million during the six months ended June 30, 2009, to $168 million during the six months ended June 30, 2010.  Average balances and rates on advances increased because of the addition of advances assumed in the FDIC-assisted transaction completed in March of 2009. Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $733,000 due to a decrease in average rates on short-term borrowings from 1.70% in the three months ended June 30, 2009, to 0.91% in the three months ended June 30, 2010. The average interest rates decreased due to lower overall market rates of interest in the second quarter of 2010 compared to the same period in 2009. Market rates of interest on short-term borrowings have trended downward since the fourth quarter of 2007 as the FRB decreased short-term interest rates and maintained the rates at historically low levels. Interest expense on short-term and structured repo borrowings decreased $242,000 due to a decrease in average balances from $418 million during the three months ended June 30, 2009, to $353 million during the three months ended June 30, 2010. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on short-term and structured repo borrowings decreased $1.2 million due to a decrease in average rates on short-term borrowings from 1.67% in the six months ended June 30, 2009, to 0.99% in the six months ended June 30, 2010. The average interest rates decreased due to lower overall market rates of interest in the first six months of 2010 compared to the same period in 2009. Market rates of interest on short-term borrowings have trended downward since the fourth quarter of 2007 as the FRB decreased short-term interest rates and maintained the rates at historically low levels. Interest expense on short-term and structured repo borrowings decreased $266,000 due to a decrease in average balances from $400 million during the six months ended June 30, 2009, to $365 million during the six months ended June 30, 2010. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on subordinated debentures issued to capital trusts decreased $60,000 due to decreases in average rates from 2.62% in the three months ended June 30, 2009, to 1.84% in the three months ended June 30, 2010. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2010 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Interest expense on subordinated debentures issued to capital trusts decreased $177,000 due to decreases in average rates from 2.97% in the six months ended June 30, 2009, to 1.81% in the six months ended June 30, 2010. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2010 as these liabilities pay a variable rate of interest that is indexed to LIBOR.

Net Interest Income

Net interest income for the three months ended June 30, 2010 increased $5.6 million to $27.1 million compared to $21.5 million for the three months ended June 30, 2009. Net interest margin was 3.57% in the three months ended June 30, 2010, compared to 2.97% in the three months ended June 30, 2009, an increase of 60 basis points.  The Company’s margin was positively impacted primarily by a change in the deposit mix and the ability to reduce interest rates on maturing time deposits. The addition of the TeamBank and Vantus Bank core deposits during 2009 provided a relatively lower-cost funding source, which allowed the Company to reduce some of its higher-cost funds. In the latter quarters of 2009, the Company redeemed brokered deposits or replaced them with lower rate deposits and as retail certificates of deposit matured they were renewed or replaced with retail certificates of deposit with lower market rates of interest. The transition from time deposits to transaction deposits continued into 2010 as lower-cost checking accounts increased while higher-cost CDARS accounts decreased.  In the income portion of net interest margin, the TeamBank and Vantus Bank loans were recorded at their fair value at acquisition, which provided a current market yield on the portfolio.  This combination of lower rates paid on deposits as the mix changed and repriced and growth in the loan portfolio compared to the year-ago quarter resulted in the increased net interest margin for the quarter ended June 30, 2010.

The Company's overall interest rate spread increased 60 basis points from 2.96% during the three months ended June 30, 2009, to 3.56% during the three months ended June 30, 2010. The gross change was due to an 89 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 29 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased 60 basis points, or 20.2%, from 2.97% for the three months ended June 30, 2009, to 3.57% for the three months ended June 30, 2010. In comparing the two periods, the yield on loans decreased 7 basis points and the yield on investment securities and other interest-earning assets decreased 72 basis points. The rate paid on deposits decreased 103 basis points, the rate paid on short-term borrowings decreased 79 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 78 basis points and the rate paid on FHLBank advances increased 39 basis points.

Net interest income for the six months ended June 30, 2010 increased $14.6 million to $53.7 million compared to $39.1 million for the six months ended June 30, 2009. Net interest margin was 3.52% in the six months ended June 30, 2010, compared to 2.90% in the six months ended June 30, 2009, an increase of 62 basis points. In comparing the two periods, the yield on loans increased four basis points while the yield on investment securities and other interest-earnings assets decreased 88 basis points.  The rate paid on deposits decreased 116 basis points, the rate paid on short-term borrowings decreased 68 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 116 basis points and the rate paid on FHLBank advances increased 40 basis points.

The Company's overall interest rate spread increased 67 basis points from 2.84% during the six months ended June 30, 2009, to 3.51% during the six months ended June 30, 2010. The gross change was due to a 98 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 31 basis point decrease in the weighted average yield on interest-earning assets.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $5.2 million, from $6.8 million during the three months ended June 30, 2009, to $12.0 million during the three months ended June 30, 2010. The provision for loan losses increased $5.7 million, from $11.8 million during the six months ended June 30, 2009, to $17.5 million during the six months ended June 30, 2010. The allowance for loan losses increased $434,000, or 1.1%, to $40.5 million at June 30, 2010, compared to $40.1 million at December 31, 2009. Net charge-offs were $12.0 million in the three months ended June 30, 2010, versus $4.4 million in the three months ended June 30, 2009. Net charge-offs were $17.0 million in the six months ended June 30, 2010, versus $8.4 million in the six months ended June 30, 2009. Seven relationships accounted for $12.3 million of the net charge-off total for the six months ended June 30, 2010.  At June 30, 2010, portions of two of these relationships were included in non-performing loans, portions of three relationships were included in potential problem loans and two relationships were both foreclosed and sold during the period.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions and charge-offs. As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management long ago established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. More recently, additional procedures have been implemented to provide for more frequent management review of the loan portfolio based on loan size, loan type and delinquencies. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

Loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank significant protection from losses in the acquired portfolio of loans. The acquired loans were initially recorded at their estimated fair value, which incorporated estimated credit losses at the acquisition date. These loans are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.48%, 2.40% and 2.35% at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at June 30, 2010, based on recent reviews of the Company's loan portfolio and current economic conditions. If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

Non-performing assets, excluding FDIC-covered non-performing assets, at June 30, 2010, were $69.9 million, an increase of $4.9 million from $65.0 million at December 31, 2009. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 2.00% at June 30, 2010, compared to 1.79% at December 31, 2009. Compared to December 31, 2009, non-performing loans decreased $2.9 million to $23.6 million while foreclosed assets increased $8.0 million to $46.3 million. Construction and land development loans comprised $9.1 million, or 38.6%, of the total $23.6 million of non-performing loans at June 30, 2010, compared with $8.6 million or 32.8% of the total $26.5 million of non-performing loans at December 31, 2009.

Non-performing Loans.  As of June 30, 2010 the total dollar amount of non-performing loans decreased $2.9 million from December 31, 2009, to $23.6 million.  The following significant decreases to non-performing loans during the six months ended June 30, 2010 were caused by sales or transfers to the Foreclosed Assets category of properties collateralizing the following significant loan relationships:

•
A $2.8 million relationship secured primarily by the real estate of three car dealerships in Southwest Missouri. This relationship was charged down approximately $273,000 prior to foreclosure of the real estate of two of the three car dealerships totaling $1.7 million in the first quarter of 2010.

•
A $1.9 million loan relationship secured by a mini-storage facility located in Southwest Missouri and single family residences.  The single family residences were sold at a loss of $57,000 in the first quarter of 2010.  The remainder of the relationship, secured by a mini storage facility, was charged down and subsequently sold by the borrower to a third party in the second quarter of 2010.

•
A $1.6 million loan relationship secured by an apartment complex, campground and commercial land located in Southwest Missouri.  The apartment complex was foreclosed upon during the first quarter of 2010, and was sold during the second quarter of 2010.  The commercial land was transferred to foreclosed assets during the second quarter of 2010.  A portion of the relationship totaling $800,000 and secured by the campground remains in non-performing loans and the borrower has declared bankruptcy.

•
A $1.4 million relationship secured by a subdivision and spec houses in the Branson, Mo. area.  This relationship was charged down approximately $138,000 prior to foreclosure in the first quarter of 2010.

•
A $1.4 million loan relationship secured by single family lots and residences located in Southwest Missouri.  A portion of the relationship totaling $600,000 and collateralized by lots was transferred to foreclosed assets in the second quarter of 2010.  The borrower is working to rent or sell the remaining single family residences.

Offsetting these decreases were the following additions to non-performing loans:

•	A $1.4 million loan relationship secured primarily by apartment buildings located in Lake of the Ozarks, Mo.
•
A $1.1 million relationship secured by houses for sale or rental and a lot located in Southwest Missouri. This relationship was previously reported as totaling $1.4 million at March 31, 2010, but during the quarter ended June 30, 2010, portions of the collateral were sold or transferred to foreclosed assets.  The borrower is attempting to generate sufficient rental income from the remaining houses to service this debt.

•	A $1.1 million loan relationship secured by a residential lots and acreage located in Lake of the Ozarks, Mo. The borrower has been unable to generate lot sales or construction activity.

Other notable activity in the Non-performing Loans category included a $2.1 million relationship secured by a motel located in Springfield, Mo. which was added to non-performing loans during the first quarter of 2010.  The motel was sold by the borrower to a third party for $1.5 million and the remainder of the relationship was charged off during the second quarter of 2010.

At June 30, 2010, four significant relationships totaled $9.2 million or 39.1% of the non-performing loans category.  The following relationship is included in this number and remains in this category from December 31, 2009:

•
A $5.6 million loan relationship secured primarily by commercial lots and acreage located in Northwest Arkansas.  The slowdown in the real estate market has made it difficult for the borrower to market or develop the property.

Foreclosed Assets.  Foreclosed assets increased a net $7.8 million during the six months ended June 30, 2010, from $38.5 million at December 31, 2009, to $46.3 million at June 30, 2010.  During the six months ended June 30, 2010, foreclosed assets increased primarily due to the addition of four relationships totaling $9.1 million which are described below:

•	A $6.4 million relationship consisting of condominium units and land located near Branson, Mo.
•	A $1.7 million relationship (discussed above as a $2.8 million relationship) consisting of the real estate of two car dealerships in Southwest Missouri.
•
A $1.0 million relationship (discussed above as a $1.4 million relationship prior to a charge-off) consisting of a residential subdivision, a commercial subdivision, lots and spec houses in the Branson, Mo. area.  Subsequent to foreclosure, two lots were sold, reducing the relationship by approximately $300,000.

Partially offsetting the additions described above was a $1.8 million relationship consisting of residential investment properties in the Joplin, Mo. area.  During the six months ending June 30, 2010, $1.1 million of this property was sold and no loss was incurred.

Other notable activity in the Foreclosed Assets category included the following:

•
An $8.2 million relationship consisting of condominium units and commercial land located near Lake of the Ozarks, Mo. was transferred to this category in the first quarter of 2010 and was sold in the second quarter of 2010.

•
A $5.7 million relationship consisting of condominium units located near Lake of the Ozarks, Mo. was transferred to this category in the first quarter of 2010 and was sold in the second quarter of 2010.

At June 30, 2010, ten separate relationships comprised $26.8 million, or 57.8%, of the total foreclosed assets balance.  In addition to the three new relationships described above, seven other of these relationships, listed below, were previously described more fully in the Company’s December 31, 2009, Annual Report on Form 10-K under “Foreclosed Assets”.  During the six months ended June 30, 2010, the activity for these seven relationships included $1.3 million in sales, partially offsetting the increases discussed above.

•	A $5.5 million asset relationship involving lots in nine subdivisions in the St. Louis, Mo., metropolitan area.
•	A $2.7 million asset relationship involving a residential development in the St. Louis, Mo., metropolitan area.
•	A $2.7 million asset relationship involving a mixed-use development in the St. Louis, Mo., metropolitan area.
•	A $2.1 million asset relationship involving a residential development in the Kansas City, Mo., metropolitan area.
•	A $1.7 million asset relationship involving commercial land to be developed into commercial lots in Northwest Arkansas.
•	A $1.7 million asset relationship involving a partially completed subdivision and commercial land in Southwest Missouri.
•	A $1.3 million asset relationship involving an office building near Springfield, Mo.

Potential Problem Loans.  Potential problem loans decreased $8.0 million during the six months ended June 30, 2010, from $50.5 million at December 31, 2009, to $42.5 million at June 30, 2010.  Potential problem loans are loans which management has identified as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets. During the six months ended June 30, 2010, potential problem loans decreased primarily due to the transfer of seven unrelated relationships totaling $29.0 million to non-performing asset categories or performing status. These seven relationships include:

•
A $9.6 million relationship secured by condominium units and commercial land located near Lake of the Ozarks, Mo., which was transferred to non-performing assets and subsequently transferred to foreclosed assets. The relationship was charged-down approximately $1.4 million at foreclosure during the first quarter of 2010, resulting in a transfer balance of $8.2 million.

•
A $9.0 million relationship secured by condominium units and land located near Branson, Mo.  This relationship was moved to non-performing loans during the second quarter of 2010.  It was then charged down $2.4 million at foreclosure, resulting in a transfer balance of $6.4 million with $200,000 remaining in non-performing loans.

•	A $5.6 million relationship secured by a residential complex in St. Louis, Mo. was returned to performing status during the second quarter of 2010 due to proven ability to make consistent payments.
•	A $2.1 million relationship (discussed above) secured by a motel located in Springfield, Mo., was transferred to non-performing loans.
•
A $1.7 million relationship (now a $1.1 million relationship as discussed above) secured by spec houses and lots located in Southwest Missouri which was transferred to non-performing loans.  During the first quarter of 2010, one loan included in this relationship was paid off due to the sale of the collateral, reducing the relationship $170,000, and a charge-off of $164,000 was also recorded.

•	A $1.0 million relationship secured by duplexes near Springfield, Mo., was foreclosed during the second quarter of 2010.

Offsetting the above decreases to Potential Problem Loans was the addition of the following eight unrelated relationships totaling $22.8 million:

•	A $7.0 million relationship secured by a residential subdivision development located in Northwest Arkansas. The subdivision is complete; however, lot sales have been slow.
•	A $6.6 million relationship secured by commercial land in Northwest Arkansas.
•	A $1.8 million relationship secured by single family homes in the St. Louis, Mo. area.
•	A $1.8 million relationship secured by townhomes, a spec house, vacant lots, boat docks and equipment located in Lake of the Ozarks, Mo.
•
A $1.6 million relationship secured by a shopping center, lots and land located in Southwest Missouri.  Vacancies in the shopping center have increased and the borrower has been unable to generate land sales.

•	A $1.5 million relationship secured primarily by subdivision lots and rental houses and duplexes in Southwest Missouri.
•	A $1.3 million relationship secured by waterfront acreage in Lake of the Ozarks, Mo.
•	A $1.2 million relationship secured by a shopping center in Tennessee with cash flow issues due to vacancies.

Other notable activity in Potential Problem Loans included the addition of a $2.0 million relationship secured by condominium units and land in Branson, Mo. in the first quarter of 2010.  During the second quarter of 2010, a portion of this relationship totaling $1.0 million was paid off while $583,000 was foreclosed upon and subsequently sold with no loss incurred.  One loan totaling $390,000 remained after this activity and was transferred to non-performing loans.

At June 30, 2010, fourteen significant relationships accounted for $37.9 million of the total Potential Problem Loan balance of $42.5 million. Six significant relationships remain from December 31, 2009 and were previously described in the Company’s December 31, 2009, Annual Report on Form 10-K under “Potential Problem Loans”.

Non-interest Income

For the three months ended June 30, 2010, non-interest income increased $4.8 million, or 51.5%, to $14.1 million when compared to the three months ended June 30, 2009.  The following items contributed to the increase:

Gains on securities:  Gains of $3.5 million were recorded during the current period due to sales of mortgage-backed securities, while during the 2009 period, securities transactions were minimal.  Based on analyses of the securities portfolio, no impairment write-downs were necessary in the second quarter of 2010 or 2009.

Commission income: Commission income increased almost $600,000 over the prior period due to increased activity for Great Southern Travel.  Approximately one third of the increase was a non-recurring incentive commission related to airline ticket sales.  The remainder of the increase was due to commissions earned on generally higher levels of corporate and leisure travel.

Deposit account charges: Income from deposit account charges and ATM and debit card usage fees increased $522,000, or 11.5%, in the three months ended June 30, 2010, compared to the same period in 2009. A large portion of this increase was the result of the customers added in the 2009 FDIC-assisted acquisitions as well as organic growth in core deposits through the legacy Great Southern footprint.

Accretion of income related to 2009 acquisitions:  Income of $1.7 million was recorded in the current period due to the discount on the FDIC indemnification assets booked in connection with the 2009 acquisitions.  This amount was up $600,000 from $1.1 million in the 2009 period.  Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with these transactions.

For the six months ended June 30, 2010, non-interest income decreased $33.7 million, or 59.3%, to $23.1 million when compared to the six months ended June 30, 2009.  The following items contributed to the decrease:

FDIC-assisted acquisition:  In the first half of 2009, a one-time gain of $43.9 million was recorded related to the fair value accounting estimate of the TeamBank assets acquired and liabilities assumed from the FDIC on March 20, 2009.  No similar transactions have occurred in 2010.

Interest rate swaps:  The change in the fair value of certain interest rate swaps and the related change in fair value of hedged deposits resulted in $1.2 million of income in the first half of 2009.  This income was part of a 2005 accounting restatement in which approximately $3.4 million (net of taxes) was charged against retained earnings in 2005.  This charge was recovered in subsequent periods as interest rate swaps matured or were terminated by the swap counterparty.  There was no impact in the first half of 2010 and there will be no impact in future periods.

Partially offsetting the decreases noted above for the six month period were the following items:

Securities impairments:  During the first half of 2009, a $4.0 million loss was recorded as a result of an impairment write-down in the value of certain available-for-sale equity investments, investments in bank trust preferred securities and an investment in a non-agency CMO. The Company continues to hold the majority of these securities in the available-for-sale category.  Based on analyses of the securities portfolio for the first half of 2010, no additional impairment write-downs were necessary.

Gains on securities: Gains of $3.5 million were recorded during the current period due to sales of mortgage-backed securities as discussed above.

Deposit account charges: Income from deposit account charges and ATM and debit card usage fees increased $1.8 million, or 22.2%, in the first half of 2010, compared to the same period in 2009. A large portion of this increase was the result of the customers added in the 2009 FDIC-assisted acquisitions as well as organic growth in core deposits through the legacy Great Southern footprint.

Commission income: Commission income increased $800,000 over the prior period due to increased activity for Great Southern Travel.  A portion of the increase was a non-recurring incentive commission related to airline ticket sales as discussed above.  The remainder of the increase was due to commissions earned on generally higher levels of corporate and leisure travel.

Non-interest Expense

For the three months ended June 30, 2010, non-interest expense increased $800,000, or 4.0%, to $20.8 million when compared to the three months ended June 30, 2009.  The following items contributed to the increase:

Vantus Bank FDIC-assisted acquisition:  The Company’s increase in non-interest expense in the second quarter of 2010 compared to the same period in 2009 included expenses related to the September 2009 FDIC-assisted acquisition of the assets and liabilities of Vantus Bank and its ongoing operation. In the three months ended June 30, 2010, non-interest expense associated with Vantus Bank was $2.1 million. The largest expense increases were in the areas of salaries and benefits and occupancy and equipment expenses.  In addition, other non-interest expenses related to the operation of other areas of the former Vantus Bank, such as lending and certain support functions, were absorbed in other pre-existing areas of the Company, resulting in increased non-interest expense.

New banking centers: The Company’s increase in non-interest expense in the second quarter of 2010 compared to the same period in 2009 also related to the continued internal growth of the Company. The Company opened its second banking center in Lee’s Summit, Mo., in late September 2009 and its first retail banking center in Rogers, Ark., in May 2010. In the three months ended June 30, 2010, non-interest expense associated with the operation of these locations was $385,000.

Partially offsetting the above increases in non-interest expense for the second quarter of 2010 was an FDIC-imposed special assessment on all insured depository institutions based on assets minus Tier 1 capital as of June 30, 2009.  The Company recorded an expense of $1.7 million in the second quarter of 2009 related to the special assessment.  Though the FDIC significantly increased insurance premiums for all banks in 2009, nearly doubling the regular quarterly deposit insurance assessments, no special assessment was required in the second quarter of 2010.

For the six months ended June 30, 2010, non-interest expense increased $8.3 million, or 23.9%, to $43.0 million when compared to the six months ended June 30, 2009.  The following items contributed to the increase:

Vantus Bank FDIC-assisted acquisition:  The Company’s increase in non-interest expense in the first half of 2010 compared to the same period in 2009 included expenses related to the September 2009 FDIC-assisted acquisition of certain assets and liabilities of the former Vantus Bank and its ongoing operation, as discussed above. In the six months ended June 30, 2010, non-interest expense associated with Vantus Bank was $4.4 million.

New banking centers: The Company’s increase in non-interest expense in the first half of 2010 compared to the same period in 2009 also related to the continued internal growth of the Company through new banking centers in Lee’s Summit, Mo. and Rogers Ark., as discussed above. In the six months ended June 30, 2010, non-interest expenses associated with the operation of these locations were $477,000.

Salaries and benefits:  As a result of integrating the operations of TeamBank and Vantus Bank and administration of the loss sharing portfolios as well as overall growth, the number of associates employed by the Company in operational and lending areas increased 48.6% over the last year.  This in turn increased salaries and benefits paid by $2.5 million in the first half of 2010 compared to 2009.

Net occupancy expense:  As the Company’s operations expanded in the last year, so did the costs incurred to use and maintain buildings and equipment.  Excluding the effects of the Vantus Bank acquisition, net occupancy expenses increased $400,000 for the first half of 2010 compared to the same period in 2009.

Foreclosure-related expenses: Due to increased levels of foreclosed assets, foreclosure-related expenses increased $1.2 million in the six months ended June 30, 2010, compared to the same period in 2009.

Partially offsetting the above increases in non-interest expense were the following items:

TeamBank FDIC-assisted acquisition: Compared to the first half of 2009, salaries and benefits expenses relating to the FDIC-assisted acquisition of the assets and liabilities of TeamBank decreased $1.0 million.  This decrease was caused by retention and separation payments made in the 2009 period to former TeamBank employees whose positions were consolidated.

FDIC insurance premiums:  The FDIC imposed a special assessment on all insured depository institutions based on assets minus Tier 1 capital as of June 30, 2009.  As discussed above, the Company recorded an expense of $1.7 million in the second quarter of 2009 related to the special assessment.  No such assessment was required in the first half of 2010.

The Company’s efficiency ratio for the quarter ended June 30, 2010, was 50.43% compared to 64.83% for the same quarter in 2009. The efficiency ratio in the second quarter of 2010 was positively impacted by lower rates on deposits resulting in an interest rate spread of 3.56% while the interest rate spread for the second quarter of 2009 was 2.96%.  The efficiency ratio for the second quarter of 2010 was also positively impacted by the gains recorded on securities sales.  The Company’s ratio of non-interest expense to average assets was relatively consistent, decreasing from 2.30% for the quarter ended June 30, 2009 to 2.26% for the quarter ended June 30, 2010.

The Company’s efficiency ratio for the six months ended June 30, 2010, was 55.90% compared to 36.13% for the same period in 2009. The difference in the ratios from the current to prior periods was primarily due to the TeamBank-related one-time gain recorded in 2009.  The Company’s ratio of non-interest expense to average assets increased from 2.15% for the six months ended June 30, 2009, to 2.22% for the six months ended June 30, 2010 as a result of the increased expenses mentioned above.

Provision for Income Taxes

The Company’s effective tax rate (as compared to the statutory federal tax rate of 35.0%) was 31.1% and 30.6%, respectively, for the three and six months ended June 30, 2010, due to additional tax-exempt investments and tax-exempt loans obtained in the FDIC-assisted transactions. The Company’s effective tax rate was 22.1% for the three months ended June 30, 2009, due to lower overall taxable income for the quarter and tax-exempt interest income. The Company’s effective tax rate was 34.6% for the six months ended June 30, 2009, due to significantly higher taxable income as a result of the gain recorded on the FDIC-assisted transaction in March 2009. In future periods, the Company expects its effective tax rate to be in the range of 30-34% of pre-tax income.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $483,000 and $456,000 for the three months ended June 30, 2010 and 2009, respectively. Fees included in interest income were $907,000 and $894,000 for the six months ended June 30, 2010 and 2009, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

		June 30, 2010	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	5.74%	$341,800	$5,204	6.11%	$274,136	$3,834	5.61%
	Other residential	5.69	216,004	3,180	5.90	121,934	1,873	6.16
	Commercial real estate	6.11	691,917	11,117	6.44	580,751	10,365	7.16
	Construction	5.64	331,040	5,454	7.06	582,365	8,837	6.09
	Commercial business	5.73	171,415	3,016	6.61	140,102	2,499	7.16
	Other loans	7.25	223,119	3,647	6.56	191,964	2,985	6.24
	Industrial revenue bonds(1)	6.00	62,844	935	5.97	63,764	1,189	7.48

	Total loans receivable	6.11	2,038,139	32,553	6.41	1,955,016	31,582	6.48

	Investment securities(1)	4.16	771,917	6,920	3.60	769,071	8,281	4.32
	Other interest-earning assets	0.19	234,294	139	0.24	183,969	108	0.24

	Total interest-earning assets	5.13	3,044,350	39,612	5.22	2,908,056	39,971	5.51
	Non-interest-earning assets:
	Cash and cash equivalents		280,965			226,202
	Other non-earning assets		280,101			237,552
	Total assets		$3,605,416			$3,371,810

	Interest-bearing liabilities:
	Interest-bearing demand and savings	0.92	$898,182	2,143	0.96	$585,917	1,591	1.09
	Time deposits	2.09	1,561,764	7,997	2.05	1,658,206	13,383	3.24
	Total deposits	1.64	2,459,946	10,140	1.65	2,244,123	14,974	2.68
	Short-term borrowings and structured repo	1.00	353,472	799	0.91	417,824	1,774	1.70
	Subordinated debentures issued to capital trusts	1.90	30,929	142	1.84	30,929	202	2.62
	FHLB advances	3.37	167,514	1,407	3.37	200,618	1,492	2.98

	Total interest-bearing liabilities	1.67	3,011,861	12,488	1.66	2,893,494	18,442	2.55
	Non-interest-bearing liabilities:
	Demand deposits		257,876			183,870
	Other liabilities		23,322			33,332
	Total liabilities		3,293,059			3,110,696
	Stockholders’ equity		312,357			261,114
	Total liabilities and stockholders’ equity		$3,605,416			$3,371,810

	Net interest income:
	Interest rate spread	3.46%		$27,124	3.56%		$21,529	2.96%
	Net interest margin*				3.57%			2.97%
	Average interest-earning assets to average interest-bearing liabilities		101.1%			100.5%
_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $62.7 million and $77.3 million for the three months ended June 30, 2010 and 2009, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $44.9 million and $37.5 million for the three months ended June 30, 2010 and 2009, respectively. Interest income on tax-exempt assets included in this table was $1.4 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively.

		June 30, 2010	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	5.74%	$344,405	$10,352	6.06%	$257,265	$7,409	5.81%
	Other residential	5.69	216,372	6,465	6.03	124,135	3,736	6.07
	Commercial real estate	6.11	703,234	22,325	6.40	541,523	18,065	6.73
	Construction	5.64	342,350	10,321	6.97	568,347	16,568	5.88
	Commercial business	5.73	170,288	5,885	6.08	135,557	4,537	6.75
	Other loans	7.25	231,331	7,400	6.45	191,862	5,829	6.13
	Industrial revenue bonds(1)	6.00	66,687	1,999	6.04	61,994	2,169	7.06

	Total loans receivable	6.11	2,074,667	64,747	6.29	1,880,683	58,313	6.25

	Investment securities(1)	4.16	774,268	14,356	3.74 0.23	709,609	15,760	4.48
	Other interest-earning assets	0.19	226,098	263		129,621	198	0.31

	Total interest-earning assets	5.13	3,075,033	79,366	5.20	2,719,913	74,271	5.51
	Non-interest-earning assets:
	Cash and cash equivalents		291,754			225,528
	Other non-earning assets		275,301			154,860
	Total assets		$3,642,088			$3,100,301

	Interest-bearing liabilities:
	Interest-bearing demand and savings	0.92	$873,741	4,201	0.97	$541,332	2,982	1.11
	Time deposits	2.09	1,618,236	16,596	2.07	1,521,069	26,032	3.45
	Total deposits	1.64	2,491,977	20,797	1.68	2,062,401	29,041	2.84
	Short-term borrowings and structured repo	1.00	365,397	1,792	0.99	400,105	3,306	1.67
	Subordinated debentures issued to capital trusts	1.90	30,929	278	1.81	30,929	455	2.97
	FHLB advances	3.37	168,013	2,804	3.37	165,491	2,437	2.97

	Total interest-bearing liabilities	1.67	3,056,316	25,671	1.69	2,658,926	35,212	2.67
	Non-interest-bearing liabilities:
	Demand deposits		253,489			164,242
	Other liabilities		23,162			26,614
	Total liabilities		3,332,967			2,849,782
	Stockholders’ equity		309,121			250,519
	Total liabilities and stockholders’ equity		$3,642,088			$3,100,301

	Net interest income:
	Interest rate spread	3.46%		$53,695	3.51%		$39,059	2.84%
	Net interest margin*				3.52%			2.90%
	Average interest-earning assets to average interest-bearing liabilities		100.6%			102.3%
_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $63.0 million and $68.3 million for the three months ended June 30, 2010 and 2009, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $45.8 million and $38.7 million for the three months ended June 30, 2010 and 2009, respectively. Interest income on tax-exempt assets included in this table was $2.7 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.4 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively.

Rate/Volume Analysis

The following tables present the dollar amounts of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods shown. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and (ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to volume and rate. Tax-exempt income was not calculated on a tax equivalent basis.

	Three Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(552)	$1,523	$971
Investment securities and other interest-earning assets	(2,028)	698	(1,330)
Total interest-earning assets	(2,580)	2,221	(359)
Interest-bearing liabilities:
Demand deposits	(319)	871	552
Time deposits	(4,647)	(739)	(5,386)
Total deposits	(4,966)	132	(4,834)
Short-term borrowings and structured repo	(733)	(242)	(975)
Subordinated debentures issued to capital trust	(60)	--	(60)
FHLBank advances	253	(338)	(85)
Total interest-bearing liabilities	(5,506)	(448)	(5,954)
Net interest income	$2,926	$2,669	$5,595

	Six Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$382	$6,052	$6,434
Investment securities and other interest-earning assets	(4,137)	2,798	(1,339)
Total interest-earning assets	(3,755)	8,850	5,095
Interest-bearing liabilities:
Demand deposits	(430)	1,649	1,219
Time deposits	(11,055)	1,619	(9,436)
Total deposits	(11,485)	3,268	(8,217)
Short-term borrowings and structured repo	(1,248)	(266)	(1,514)
Subordinated debentures issued to capital trust	(177)	--	(177)
FHLBank advances	329	38	367
Total interest-bearing liabilities	(12,581)	3,040	(9,541)
Net interest income	$8,826	$5,810	$14,636

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2010, the Company had commitments of approximately $55.9 million to fund loan originations, $153.3 million of unused lines of credit and unadvanced loans, and $16.6 million of outstanding letters of credit.

At June 30, 2010, the Company anticipates purchasing the real estate and furniture and fixtures of a majority of the branch locations currently being operated as a result of the FDIC-assisted transactions which took place during 2009 for an estimated $21.3 million.

At June 30, 2010, the Company had committed to purchase a total of $16.8 million of federal low income tax credits related to the construction of houses or apartments as part of three unrelated projects. The Company will invest $11.8 million to acquire these credits. One of the principal developers of one of the projects is a director of the Company.  The Company’s investment to acquire these credits is consistent with pricing the Company has paid to acquire other tax credits from non-related parties.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2010, the Company's total stockholders' equity was $304.4 million, or 8.7% of total assets. At June 30, 2010, common stockholders' equity was $248.1 million, or 7.1% of total assets, equivalent to a book value of $18.47 per common share. Total stockholders’ equity at December 31, 2009, was $298.9 million, or 8.2% of total assets. At December 31, 2009, common stockholders' equity was $242.9 million, or 6.7% of total assets, equivalent to a book value of $18.12 per common share. Common stockholders’ equity increased $5.2 million, or 2.2%, in the six months ended June 30, 2010.

At June 30, 2010 and December 31, 2009, the Company’s tangible common equity to total assets ratio was 7.0% and 6.5%, respectively. The Company’s tangible common equity to total risk-weighted assets ratio was 12.4% at June 30, 2010, compared to 11.4% at December 31, 2009.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2010, the Bank's Tier 1 risk-based capital ratio was 13.69%, total risk-based capital ratio was 14.95% and the Tier 1 leverage ratio was 7.62%. As of June 30, 2010, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2010, the Company's Tier 1 risk-based capital ratio was 15.83%, total risk-based capital ratio was 17.09% and the leverage ratio was 8.82%. As of June 30, 2010, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

On December 5, 2008, the Company completed a transaction to participate in the U.S. Treasury's voluntary Capital Purchase Program (CPP). The CPP, a part of the Emergency Economic Stabilization Act of 2009, is designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers. At the time the Company was approved to participate in the CPP in December 2008, it exceeded all “well-capitalized” regulatory benchmarks and, as indicated above, it continues to exceed these benchmarks.  The Company received $58.0 million from the U.S. Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share.

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

At June 30, 2010, the held-to-maturity investment portfolio included $141,000 of gross unrealized gains and no gross unrealized losses.

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

At June 30, 2010, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$273.4 million
Federal Reserve Bank line	$266.0 million
Interest-Bearing and Non-Interest-Bearing Deposits	$465.2 million
Unpledged Securities	$3.1 million

Statements of Cash Flows. During the six months ended June 30, 2010 and 2009, respectively, the Company had positive cash flows from investing activities.  Cash flows from operating activities were positive for the six months ended June 30, 2010 and negative for the same period one year ago.  Cash flows from financing activities were negative for the six months ended June 30, 2010 and positive for the same period one year ago.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $56.4 million during the six months ended June 30, 2010 and used cash flows of $6.6 million during the six months ended June 30, 2009.

During the six months ended June 30, 2010, investing activities provided cash of $140.6 million primarily due to the net increase in loans for the period.  During the six months ended June 30, 2009, investing activities provided cash of $187.7 million primarily due to the cash received from the purchase of an additional business unit and sales and maturities of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. Financing activities used $176.5 million during the six months ended June 30, 2010, and provided $56.2 million during the six months ended June 30, 2009. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the three months ended June 30, 2010, the Company declared a common stock cash dividend of $0.18 per share, or 51% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2010). During the three months ended June 30, 2009, the Company declared a common stock cash dividend of $0.18 per share (which was paid in July 2009), or 106% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2009). During the six months ended June 30, 2010, the Company declared common stock cash dividends of $0.36 per share, or 52% of net income per common diluted share for that six month period, and paid common stock cash dividends of $0.36 per share. During the six months ended June 30, 2009, the Company declared common stock cash dividends of $0.36 per share, or 16% of net income per common diluted share for that six month period, and paid common stock cash dividends of $0.36 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of June 30, 2010, was paid to shareholders on July 14, 2010.  In addition, the Company paid preferred dividends as described below.

Our participation in the CPP currently precludes us from increasing our common stock cash dividend above $0.18 per share per quarter without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, during the six months ended June 30, 2010, the Company paid preferred stock cash dividends of $725,000 on February 16, 2010, and $725,000 on May 17, 2010. During the six months ended June 30, 2009, the Company paid preferred stock cash dividends of $564,000 on February 17, 2009, and $725,000 on May 15, 2009. Quarterly payments of $725,000 will be due through February 15, 2014, as long as the preferred stock is outstanding.  Thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three and six months ended June 30, 2010 and 2009, respectively, the Company did not repurchase any shares of its common stock. During the three and six months ended June 30, 2010, the Company issued 5,175 shares of stock at an average price of $14.11 per share and 27,122 shares of stock at an average price of $13.80 per share, respectively, to cover stock option exercises.  During the three and six months ended June 30, 2009, the Company issued 4,762 shares of stock at an average price of $13.68 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2010, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. The operating environment has not been normal as interest costs for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures; therefore, we expect the net interest margin will continue to be somewhat compressed. However, if rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease as we have redeemed some of our brokered deposits. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2010, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, one year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorize the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive acts and practices.

Additional provisions of the Dodd-Frank Act are described in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effect of Federal Laws and Regulations-Recent Legislation Impacting the Financial Services Industry.”

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company.  However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

We pursue a strategy of supplementing internal growth by acquiring other financial institutions that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

•
Great Southern Bank entered into loss sharing agreements with the FDIC as part of the TeamBank, N.A. and Vantus Bank transactions. These loss sharing agreements require that Great Southern Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by Great Southern Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative affect on our financial condition and results of operations;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We completed two significant acquisitions during 2009 and have opened additional banking offices in recent years that enhanced our rate of growth.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

Other than as set forth above, there have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the CPP precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the second quarter of 2010.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2010 – April 30, 2010	---	$	----	---	396,562
May 1, 2010 – May 31, 2010	---	$	----	---	396,562
June 1, 2010 – June 30, 2010	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: August 5, 2010	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2010	/s/ Rex A. Copeland
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