Form 10-Q
period 2010-09-30
GREAT SOUTHERN BANCORP INC
filed 2010-11-04
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2010

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,445,975 shares of common stock, par value $.01, outstanding at November 2, 2010.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$188,581	$242,723
Interest-bearing deposits in other financial institutions	288,955	201,853
Cash and cash equivalents	477,536	444,576
Available-for-sale securities	696,314	764,291
Held-to-maturity securities (fair value $1,322 – September 2010;
$16,065 - December 2009)	1,125	16,290
Mortgage loans held for sale	10,191	9,269
Loans receivable, net of allowance for loan losses of
$40,138 – September 2010; $40,101 - December 2009	1,913,186	2,082,125
FDIC indemnification asset	124,583	141,484
Interest receivable	12,352	15,582
Prepaid expenses and other assets	53,917	66,020
Foreclosed assets held for sale, net	50,582	41,660
Premises and equipment, net	45,827	42,383
Goodwill and other intangible assets	5,602	6,216
Investment in Federal Home Loan Bank stock	11,583	11,223
Total Assets	$3,402,798	$3,641,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,577,532	$2,713,961
Securities sold under reverse repurchase agreements with customers	256,140	335,893
Federal Home Loan Bank advances	153,906	171,603
Short-term borrowings	249	289
Structured repurchase agreements	53,155	53,194
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	4,689	6,283
Advances from borrowers for taxes and insurance	1,940	1,268
Accounts payable and accrued expenses	11,790	9,423
Current and deferred income taxes	6,830	19,368
Total Liabilities	3,097,160	3,342,211
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 58,000 shares	56,362	56,017
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2010 - 13,443,925 shares;
December 2009 - 13,406,403 shares	134	134
Stock warrants; 909,091 shares	2,452	2,452
Additional paid-in capital	20,563	20,180
Retained earnings	216,832	208,625
Accumulated other comprehensive gain	9,295	11,500
Total Stockholders' Equity	305,638	298,908
Total Liabilities and Stockholders' Equity	$3,402,798	$3,641,119
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009
INTEREST INCOME	(Unaudited)
Loans	$35,000	$31,396
Investment securities and other	6,535	8,340
TOTAL INTEREST INCOME	41,535	39,736
INTEREST EXPENSE
Deposits	9,037	12,641
Federal Home Loan Bank advances	1,373	1,452
Short-term borrowings and repurchase agreements	777	1,647
Subordinated debentures issued to capital trusts	154	171
TOTAL INTEREST EXPENSE	11,341	15,911
NET INTEREST INCOME	30,194	23,825
PROVISION FOR LOAN LOSSES	10,800	16,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,394	7,325

NON-INTEREST INCOME
Commissions	1,917	1,596
Service charges and ATM fees	4,689	4,730
Net realized gains on sales of loans	1,155	729
Net realized gains on sales and impairments of available-for-sale securities	5,441	1,966
Late charges and fees on loans	170	202
Initial gain recognized on business acquisition	--	45,919
Accretion (amortization) of income related to business acquisitions	(1,604)	1,117
Other income	464	496
TOTAL NON-INTEREST INCOME	12,232	56,755

NON-INTEREST EXPENSE
Salaries and employee benefits	11,202	11,077
Net occupancy and equipment expense	3,435	3,509
Postage	827	755
Insurance	1,036	1,041
Advertising	508	365
Office supplies and printing	357	318
Telephone	633	512
Legal, audit and other professional fees	677	850
Expense on foreclosed assets	2,253	2,935
Other operating expenses	1,674	1,295
TOTAL NON-INTEREST EXPENSE	22,602	22,657

INCOME BEFORE INCOME TAXES	9,024	41,423

PROVISION FOR INCOME TAXES	2,862	13,988

NET INCOME	6,162	27,435
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	857	851
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,305	$26,584
BASIC EARNINGS PER COMMON SHARE	$0.39	$1.99
DILUTED EARNINGS PER COMMON SHARE	$0.38	$1.90
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
INTEREST INCOME	(Unaudited)
Loans	$99,747	$89,709
Investment securities and other	21,153	24,298
TOTAL INTEREST INCOME	120,900	114,007
INTEREST EXPENSE
Deposits	29,834	41,655
Federal Home Loan Bank advances	4,178	3,889
Short-term borrowings and repurchase agreements	2,568	4,953
Subordinated debentures issued to capital trusts	432	626
TOTAL INTEREST EXPENSE	37,012	51,123
NET INTEREST INCOME	83,888	62,884
PROVISION FOR LOAN LOSSES	28,300	28,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	55,588	34,584

NON-INTEREST INCOME
Commissions	6,328	5,209
Service charges and ATM fees	14,333	12,624
Net realized gains on sales of loans	2,704	2,070
Net realized gains (losses) on sales and impairments of
available-for-sale securities	8,906	(1,843)
Late charges and fees on loans	611	513
Change in interest rate swap fair value net of change in hedged deposit fair value	--	1,184
Initial gain recognized on business acquisition	--	89,795
Accretion (amortization) of income related to business acquisitions	961	2,233
Other income	1,526	1,849
TOTAL NON-INTEREST INCOME	35,369	113,634

NON-INTEREST EXPENSE
Salaries and employee benefits	33,405	29,129
Net occupancy and equipment expense	10,305	9,008
Postage	2,494	1,997
Insurance	3,289	4,567
Advertising	1,307	1,006
Office supplies and printing	1,180	794
Telephone	1,741	1,308
Legal, audit and other professional fees	1,967	2,191
Expense on foreclosed assets	4,837	4,285
Other operating expenses	5,027	3,035
TOTAL NON-INTEREST EXPENSE	65,552	57,320

INCOME BEFORE INCOME TAXES	25,405	90,898

PROVISION FOR INCOME TAXES	7,880	31,131

NET INCOME	17,525	59,767
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,544	2,516
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$14,981	$57,251
BASIC EARNINGS PER COMMON SHARE	$1.12	$4.28
DILUTED EARNINGS PER COMMON SHARE	$1.07	$4.14
DIVIDENDS DECLARED PER COMMON SHARE	$.54	$.54

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,525	$59,767
Proceeds from sales of loans held for sale	123,821	128,670
Originations of loans held for sale	(122,307)	(135,057)
Items not requiring (providing) cash:
Depreciation	2,520	1,999
Amortization	760	489
Compensation expense for stock option grants	340	253
Provision for loan losses	28,300	28,300
Net gains on loan sales	(2,704)	(2,070)
Net (gains) losses on sale or impairment of available-for-sale investment securities	(8,906)	1,843
Net gains on sale of premises and equipment	(33)	(22)
Loss on sale of foreclosed assets	1,066	2,982
Gain on purchase of additional business units	--	(89,795)
Amortization (accretion) of deferred income, premiums and discounts	(1,300)	2,549
Change in interest rate swap fair value net of change in
hedged deposit fair value	--	(1,184)
Deferred income taxes	6,599	16,747
Changes in:
Interest receivable	3,230	1,537
Prepaid expenses and other assets	30,810	7,176
Accounts payable and accrued expenses	742	13,904
Income taxes refundable/payable	(17,950)	6,989
Net cash provided by operating activities	62,513	45,077
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	100,546	81,131
Purchase of loans	(12,164)	(15,832)
Proceeds from sale of student loans	22,291	8,071
Cash received from purchase of additional business units	--	265,769
Purchase of additional business units	(25)	--
Purchase of premises and equipment	(6,100)	(10,223)
Proceeds from sale of premises and equipment	169	178
Proceeds from sale of foreclosed assets	21,932	8,911
Capitalized costs on foreclosed assets	(1,188)	(404)
Proceeds from sales of available-for-sale investment securities	296,948	110,418
Proceeds from maturing held-to-maturity investment securities	410	--
Proceeds from called investment securities	46,920	61,225
Principal reductions on mortgage-backed securities	151,079	134,047
Purchase of available-for-sale securities	(380,583)	(213,522)
Purchase of held-to-maturity securities	(30,000)	(40,000)
(Purchase) redemption of Federal Home Loan Bank stock	(360)	3,331
Net cash provided by investing activities	209,875	393,100
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(288,976)	(120,717)
Net increase in checking and savings deposits	154,421	92,021
Repayments of Federal Home Loan Bank advances	(16,853)	(40,794)
Net increase (decrease) in short-term borrowings and structured repo	(79,793)	23,806
Advances from borrowers for taxes and insurance	672	660
Dividends paid	(9,423)	(9,240)
Stock options exercised	524	233
Net cash used in financing activities	(239,428)	(54,031)
INCREASE IN CASH AND CASH EQUIVALENTS	32,960	384,146
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	444,576	167,920
CASH AND CASH EQUIVALENTS, END OF PERIOD	$477,536	$552,066
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2009, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Net unrealized gain on available-for-sale securities	$2,301	$5,324

Net unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized	46	(1,074)

Less reclassification adjustment for gain (loss) included in net income	5,441	(2,243)

Other comprehensive income (loss), before tax effect	(3,094)	6,493

Tax expense (benefit)	(1,083)	2,273

Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	$(2,011)	$4,220

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Net unrealized gain on available-for-sale securities	$5,903	$19,117

Net unrealized loss on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized	(389)	(4,520)

Less reclassification adjustment for gain (loss) included in net income	8,906	(2,553)

Other comprehensive income (loss), before tax effect	(3,392)	17,150

Tax expense (benefit)	(1,187)	6,003

Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	$(2,205)	$11,147

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	At September 30,
	2010	2009
	(In thousands)

Net unrealized gain on available-for-sale securities	$15,063	$16,195
Net unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in income	(763)	744
	14,300	16,939
Tax expense	5,005	5,929

Net-of-tax amount	$9,295	$11,010

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In October 2010, the FASB issued a proposed statement to amend FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The statement would clarify guidance used by creditors to identify troubled debt restructurings and result in more consistent application of GAAP for debt restructurings.  The proposed statement was released for comment through December 13, 2010.  If adopted as proposed, the statement is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued a proposed statement to amend FASB ASC Subtopic 840, Leases.  Most significantly, the statement would affect accounting by lessees for leases qualifying as operating leases which are currently reflected only in statements of operations and are not reflected in statements of financial condition.  The FASB considers this methodology to inadequately reflect the true debt obligations of lessees on statements of financial condition and is proposing to eliminate the operating lease versus capital lease distinction and implement a right-of-use model for both lessees and lessors.  This model would require lessees to recognize assets reflecting rights to use leased properties along with liabilities reflecting commitments to make lease payments.  Lessors would likewise recognize assets reflecting their right to receive lease payments and would either recognize liabilities reflecting their related obligations for assets leased or would derecognize their rights to the assets leased.  Measurement of the assets and liabilities recognized by lessees and lessors would be based on assumptions of longest possible lease terms and expected lease payments and would be updated as factors contributing to such assumptions change.  The proposed statement was released for comment through December 15, 2010.  If adopted as proposed, the statement is expected to impact the Company’s financial position by increasing its fixed assets and liabilities, while the impact on its results of operations is not expected to be material.

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

In June 2010, the FASB issued a proposed statement to amend FASB ASC Subtopic 820, Fair Value Measurements and Disclosures.  The purpose of the amendment is to align U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) for measuring fair value and disclosing such measurements.  This would improve comparability of financial statements prepared in accordance with the different standards.  Amendments to clarify or change GAAP would include:  1) limiting the highest and best use valuation premise to non-financial assets and liabilities, 2) an exception to the requirements in Topic 820 for fair value measurements of financial instruments managed within portfolios, 3) guidance for measuring the fair value of an instrument classified as equity, 4) a prohibition of the use of blockage factors when measuring the fair value of instruments classified as level 2 or level 3 within the fair value hierarchy, and 5) additional disclosures of fair value measurements including the effects of changing observable inputs used for level 3 measurements and categorization of assets and liabilities not reported at fair value in the statement of financial position into the levels of the fair value hierarchy.  The proposed statement was released for comment through September 7, 2010, and has not been finalized to date.  If adopted as proposed, the statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2010, the FASB issued a proposed statement on revenue recognition to align GAAP and IFRS and to provide a simplified standard with fewer inconsistencies and more guidance that will improve comparability between entities.  Under the proposal, revenue would be recognized based on contracts and allocated to performance obligations for goods and services at transaction prices which take into account factors such as collectability, time value of money, noncash consideration and consideration payable to the customer.  The proposed statement was released for comment through October 22, 2010, and has not been finalized to date.  If adopted as proposed, the statement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2010, the FASB issued a proposed statement meant to reduce the complexity of accounting for financial instruments and improve comparability of financial statements between entities.  The guidance would require most financial instruments to be accounted for using fair value in the statement of financial condition.  To aid users in their analyses of financial statements, both fair value information and amortized cost information would be presented on the face of the statement of financial condition.  Most changes to fair value would be recognized in net income and comprehensive income and thresholds for recognizing impairments on financial instruments would be eliminated.  The proposal also includes changes to hedging requirements.  When determining whether derivative instruments qualify for hedge accounting, qualitative rather than quantitative assessments would be used and the hedge effectiveness threshold would be lowered from “highly effective” to “reasonably effective”.  To improve consistency in assessing effectiveness, the shortcut and critical terms match methods of hedge accounting would be eliminated.  Documentation of hedge effectiveness after the initial assessment would no longer be required.  The proposed statement was released for comment through September 30, 2010, and has not been finalized to date.  If adopted as proposed, this statement is expected to have a material impact on the Company’s financial position and results of operations.

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

NOTE 6: EARNINGS PER SHARE

	Three Months Ended
	September 30,
	2010	2009
	(In Thousands)

Basic:
Average shares outstanding	13,437	13,391
Net income available to common shareholders	$5,305	$26,584
Per share amount	$0.39	$1.99

Diluted:
Average shares outstanding	13,437	13,391
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	541	578
Diluted shares	13,978	13,969
Net income available to common shareholders	$5,305	$26,584
Per share amount	$0.38	$1.90

Options to purchase 456,045 and 368,325 shares of common stock were outstanding during the three months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise price was greater than the average market price of the common shares.

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)

Basic:
Average shares outstanding	13,433	13,389
Net income available to common shareholders	$14,981	$57,251
Per share amount	$1.12	$4.28

Diluted:
Average shares outstanding	13,433	13,389
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	583	447
Diluted shares	14,016	13,836
Net income available to common shareholders	$14,981	$57,251
Per share amount	$1.07	$4.14

Options to purchase 420,545 and 551,115 shares of common stock were outstanding during the nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise price was greater than the average market price of the common shares.

NOTE 7: INVESTMENT SECURITIES

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$4,000	$22	$	---	$4,022	3.00%
Collateralized mortgage obligations	11,120	273		890	10,503	6.22
Mortgage-backed securities	532,717	13,664		562	545,819	3.76
Small Business Administration loan pools	61,452	236		181	61,507	1.96
Corporate bonds	49	10		12	47	46.70
States and political subdivisions	71,307	1,887		1,052	72,142	6.16
Equity securities	1,368	906		---	2,274	0.22
Total available-for-sale securities	$682,013	$16,998		$2,697	$696,314	3.88%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,125	$197	$	---	$1,322	7.31%
Total held-to-maturity securities	$1,125	$197	$	---	$1,322	7.31%

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value	Tax Equivalent Yield
	(Dollars in thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$15,931		$28	$	---	$15,959	3.86%
Collateralized mortgage obligations	51,221		1,042		527	51,736	4.82
Mortgage-backed securities	614,338		18,508		672	632,174	4.54
Corporate bonds	49		21		13	57	133.98
States and political subdivisions	63,686		705		1,904	62,487	6.16
Equity securities	1,374		504		---	1,878	0.36
Total available-for-sale securities	$746,599		$20,808		$3,116	$764,291	4.69%

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$	---		$365	$14,635	6.10%
States and political subdivisions	1,290		140		---	1,430	7.49
Total held-to-maturity securities	$16,290		$140		$365	$16,065	6.21%

The amortized cost and fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$12,983	$13,068
After one through five years	33,394	34,174
After five through ten years	18,262	18,146
After ten years	72,169	72,330
Securities not due on a single maturity date	543,837	556,322
Equity securities	1,368	2,274

	$682,013	$696,314

The held-to-maturity securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$1,125	$1,322

	$1,125	$1,322

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2010 and December 31, 2009, respectively, was approximately $152,055,000 and $139,985,000, which is approximately 21.8% and 17.9% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at September 30, 2010.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Mortgage-backed securities	$118,682	$562	$—	$—	$118,682	$562
Collateralized mortgage obligations	—	—	1,803	890	1,803	890
Small Business Administration loan pools	24,316	181	—	—	24,316	181
State and political subdivisions	1,361	6	5,887	1,046	7,248	1,052
Corporate bonds	6	12	—	—	6	12

	$144,365	$761	$7,690	$1,936	$152,055	$2,697

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$14,635	$365	$—	$—	$14,635	$365
Mortgage-backed securities	102,796	672	—	—	102,796	672
Collateralized mortgage obligations	1,993	385	2,464	142	4,457	527
State and political subdivisions	9,876	156	8,216	1,748	18,092	1,904
Corporate bonds	5	13	—	—	5	13

	$129,305	$1,591	$10,680	$1,890	$139,985	$3,481

Gross gains of $5.4 million and $3.3 million and gross losses of $13,000 and $1.1 million resulting from sales of available-for-sale securities were realized for the three months ended September 30, 2010 and 2009, respectively.  Gross gains of $8.9 million and $3.7 million and gross losses of $13,000 and $1.2 million resulting from sales of available-for-sale securities were realized for the nine months ended September 30, 2010 and 2009, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and nine months ended September 30, 2009, other-than-temporary impairment losses of $277,000 and $4.3 million, respectively, were recognized in the Company’s statement of income.  Based on evaluations of investment securities during the nine months ended September 30, 2010, none were determined to be other-than-temporarily impaired.

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

Accumulated
Credit Losses
Credit losses on debt securities held
July 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	---
Reductions due to sales	---

September 30, 2010	$2,983

Accumulated
Credit Losses
Credit losses on debt securities held
January 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	---
Reductions due to sales	---

September 30, 2010	$2,983

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30, 2010	December 31, 2009
	(In Thousands)
One-to four-family residential mortgage loans	$237,491	$239,624
Other residential mortgage loans	202,187	185,757
Commercial real estate loans	543,098	572,404
Other commercial loans	185,212	151,278
Industrial revenue bonds	63,746	60,969
Construction loans	307,337	357,041
Installment, education and other loans	159,426	172,655
Prepaid dealer premium	14,522	13,664
FDIC-covered loans, net of discounts (TeamBank)	150,667	199,774
FDIC-covered loans, net of discounts (Vantus Bank)	169,632	225,950
Discounts on loans purchased	(3)	(4)
Undisbursed portion of loans in process	(77,378)	(54,729)
Allowance for loan losses	(40,138)	(40,101)
Deferred loan fees and gains, net	(2,613)	(2,157)
	$1,913,186	$2,082,125
Weighted average interest rate	6.05%	6.25%

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2010 was $909,000 and $1.6 million, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2010 was $336,000 and $886,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the quarter ended September 30, 2010, an increase in expected cash flows related to both acquired loan portfolios resulted in a $14.4 million adjustment to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. The impact of this adjustment on the three and nine months ended September 30, 2010 was an increase in interest income of $4.2 million.  The increase in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  This resulted in a corresponding $12.0 million adjustment to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The amount of the adjustment impacting the three and nine months ended September 30, 2010 was $3.6 million of amortization expense recorded in non-interest income as a reduction in income.  The net impact of the two adjustments was an increase of $670,000 to pre-tax income.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools, they will impact future periods as well.  The majority of the remaining $10.2 million of accretable yield adjustment affecting interest income and $8.4 million of adjustment to the indemnification assets affecting non-interest income is expected to be recognized over the next four years, with $6.4 million of interest income and $(5.4) million of non-interest income

(expense) expected to be recognized in the next twelve months.  Beyond the impact of these adjustments to future periods, additional adjustments are also likely to be recorded in future periods as the Company continues to estimate expected cash flows from the acquired loan pools.

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

TeamBank FDIC Indemnification Asset.  The following table presents the balance of the FDIC indemnification asset related to the TeamBank transaction at September 30, 2010. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on March 20, 2009. Gross loan balances (due from the borrower) were reduced approximately $188.9 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-offs to customer loan balances.

	September 30, 2010
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$246,840	$12,184
Non-credit premium/(discount), net of activity since acquisition date	(4,704)	--
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(2,462)	--
Original estimated fair value of assets, net of activity since acquisition date	(150,667)	(1,913)

Expected loss remaining	89,007	10,271
Assumed loss sharing recovery percentage	89%	77%

Estimated loss sharing value	78,825	7,891
Indemnification asset to be amortized resulting from change in expected losses	2,336	--
Accretable discount on FDIC indemnification asset	(7,320)	--
FDIC indemnification asset	$73,841	$7,891

	December 31, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$326,768	$2,817
Non-credit premium/(discount), net of activity since acquisition date	(6,313)	--
Original estimated fair value of assets, net of activity since acquisition date	(199,774)	(2,467)

Expected loss remaining	120,681	350
Assumed loss sharing recovery percentage	86%	80%

Estimated loss sharing value	104,295	280
Accretable discount on FDIC indemnification asset	(9,647)	(43)
FDIC indemnification asset	$94,648	$237

Vantus Bank Indemnification Asset.  The following table presents the balance of the FDIC indemnification asset related to the Vantus Bank transaction at September 30, 2010. Expected cash flows and the present value of future cash flows related to these assets have not changed materially since the analysis performed at acquisition on September 4, 2009. Gross loan balances (due from the borrower) were reduced approximately $106.6 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-downs to customer loan balances.

	September 30, 2010
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$224,909	$9,582
Non-credit premium/(discount), net of activity since acquisition date	(1,737)	--
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(7,728)	--
Original estimated fair value of assets, net of activity since acquisition date	(169,632)	(3,555)

Expected loss remaining	45,812	6,027
Assumed loss sharing recovery percentage	83%	79%

Estimated loss sharing value	38,057	4,784
Indemnification asset to be amortized resulting from change in expected losses	6,182	--
Accretable discount on FDIC indemnification asset	(6,063)	(109)
FDIC indemnification asset	$38,176	$4,675

	December 31, 2009
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$290,936	$4,682
Non-credit premium/(discount), net of activity since acquisition date	(2,623)	--
Original estimated fair value of assets, net of activity since acquisition date	(225,920)	(682)

Expected loss remaining	62,363	4,000
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	49,891	3,200
Accretable discount on FDIC indemnification asset	(6,383)	(109)
FDIC indemnification asset	$43,508	$3,091

NOTE 10: DEPOSITS

	September 30, 2010	December 31, 2009
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$771,703	$781,565
2.00% - 2.99%	371,489	513,837
3.00% - 3.99%	36,696	103,217
4.00% - 4.99%	154,512	222,142
5.00% - 5.99%	8,637	12,927
6.00% - 6.99%	420	586
7.00% and above	---	33
Total time deposits (2.02% - 2.69%)	1,343,457	1,634,307
Non-interest-bearing demand deposits	251,035	258,792
Interest-bearing demand and savings deposits (0.85% - 1.08%)	983,040	820,862
Total Deposits	$2,577,532	$2,713,961

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at September 30, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the category of Recurring Level 3 securities at or for the nine months ended September 30, 2010.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

		Fair value measurements at September 30, 2010, using
	Fair value September 30,	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
U. S. government agencies	$4,022	$-	$4,022	$-
Collateralized mortgage obligations	10,503	-	10,503	-
Mortgage-backed securities	545,819	-	545,819	-
Small Business Administration loan pools	61,507	-	61,507
Corporate bonds	47	-	47	-
States and political subdivisions	72,142	-	72,142	-
Equity securities	2,274	654	1,620	-
Mortgage servicing rights	775	-	-	775

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2009 to September 30, 2010, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

Mortgage
Servicing
Rights
(In thousands)
Balance, July 1, 2010	$915
Additions, net of amortization	(140)
Balance, September 30, 2010	$775

Mortgage
Servicing
Rights
(In thousands)
Balance, January 1, 2010	$1,132
Additions, net of amortization	(357)
Balance, September 30, 2010	$775

The following is a description of valuation methodologies used for financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves have been recorded are shown in the table below (net of reserves). In accordance with the provisions of FASB ASC 310 (SFAS No. 114), impaired loans with a carrying value of $68.7 million, and an associated valuation reserve of $8.6 million, were recorded at their fair value of $60.1 million at September 30, 2010.  Impaired loans of $11.7 million at September 30, 2010, had no related allowance for loan losses assigned.  Included in impaired loans at September 30, 2010, were loans modified in troubled debt restructurings of $11.8 million.  Of these loans, $11.2 million were performing in accordance with their modified terms.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010:

		Fair Value Measurements Using
	Fair Value September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$10,191	$	---	$10,191	$	---
Impaired loans	48,438		---	---		48,438
Foreclosed assets held for sale	9,588		---	---		9,588

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

Structured Repurchase Agreements.  Structured repurchase agreements are collateralized borrowings from counterparties.  In addition to the principal amount owed, the counterparty also determines an amount that would be owed by either party in the event the agreement is terminated prior to maturity by the Company.  The fair values of the structured repurchase agreements are estimated based on the amount the Company would be required to pay to terminate the agreement at the balance sheet date.

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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$477,536	$477,536	$444,576	$444,576
Available-for-sale securities	696,314	696,314	764,291	764,291
Held-to-maturity securities	1,125	1,322	16,290	16,065
Mortgage loans held for sale	10,191	10,191	9,269	9,269
Loans, net of allowance for loan losses	1,913,186	1,915,262	2,082,125	2,088,103
Accrued interest receivable	12,352	12,352	15,582	15,582
Investment in FHLB stock	11,583	11,583	11,223	11,223
Mortgage servicing rights	775	775	1,132	1,132

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	$2,577,532	$2,583,070	$2,713,961	$2,716,841
FHLB advances	153,906	157,901	171,603	177,725
Short-term borrowings	256,389	256,389	336,182	336,182
Structured repurchase agreements	53,155	61,008	53,194	59,092
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	4,689	4,689	6,283	6,283
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	29	29	42	42
Lines of credit	—	—	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2010.

FDIC Indemnification Asset: As part of the 2009 Purchase and Assumption Agreements, Great Southern Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse the Bank for 80% of the first $115 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At September 30, 2010, the carrying value of the FDIC indemnification asset was $81.7 million, with $2.3 million of this amount scheduled to be amortized against non-interest income over future periods as a result of the change in expected losses recognized in the quarter ended September 30, 2010. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis.

Under the second agreement (Vantus Bank), the FDIC will reimburse The Bank for 80% of the first $102 million in realized losses. The FDIC will reimburse The Bank 95% on realized losses that exceed $102 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (September 4, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At September 30, 2010, the carrying value of the FDIC indemnification asset was $42.9 million, with $6.1 million of this amount scheduled to be amortized against non-interest income over future periods as a result of the change in expected losses recognized in the quarter ended September 30, 2010. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2010, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. At September 30, 2010, goodwill consisted of $379,000 at the Bank reporting unit and $875,000 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At September 30, 2010, the amortizable intangible assets consisted of core deposit intangibles of $4.3 million at the Bank reporting unit and $32,000 of non-compete agreements at the Travel reporting unit.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2010, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

In the nine months ended September 30, 2010, Great Southern's net loans decreased $168.9 million, or 8.1%, from $2.08 billion at December 31, 2009, to $1.91 billion at September 30, 2010. A portion of the decrease in net loans was due to a $105.4 million, or 24.8%, decrease in the loan portfolios acquired through the 2009 FDIC-assisted transactions, primarily because of loan repayments. Excluding the reductions in these acquired portfolios, loans decreased by approximately $63.5 million, primarily due to a decrease in outstanding construction loans (net of the undisbursed portion) of $56.2 million, or 17.5%, and a decrease in outstanding commercial real estate loans of $25.8 million, or 4.6%.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time and the loan portfolio may continue to shrink due to net loan repayments.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

In addition, the level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we did not have an overall high level of charge-offs on our non-performing loans prior to 2008, we generally do not accrue interest income on these loans and do not recognize interest income until the loans are repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect the loan loss provision, non-performing assets and foreclosed assets to remain elevated.  In addition, expenses related to the credit resolution process could also remain elevated.

In the nine months ended September 30, 2010, Great Southern's available-for-sale securities decreased $68.0 million, or 8.9%, from $764.3 million at December 31, 2009, to $696.3 million at September 30, 2010.  During the nine-month period, the Company sold virtually all of the securities acquired through the 2009 FDIC-assisted transactions to eliminate securities with lower yields and blocks of smaller securities and to realize the gain positions of the securities which permanently increased common stockholders’ equity.  These sales, in addition to other sales of mortgage-backed securities, were the primary cause for the decrease in available-for-sale securities and resulted in gains of $8.9 million recorded in non-interest income.  Due primarily to sales, mortgage-backed securities decreased $86.4 million, or 13.7%, and collateralized mortgage obligations decreased $41.2 million, or 79.7%.  Partially offsetting the decrease due to sales was the purchase of SBA loan pools totaling $61.5 million at September 30, 2010.

Great Southern had cash and cash equivalents of $477.5 million at September 30, 2010 compared to $444.6 million at December 31, 2009. Cash and cash equivalents increased significantly in 2009 primarily as a result of the FDIC-assisted transactions involving certain TeamBank and Vantus Bank assets and liabilities.  During 2010, cash and cash equivalents continued to increase because of net loan repayments and lower overall loan demand.

The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2010, total deposit balances decreased $136.4 million, or 5.0%. Interest-bearing transaction accounts increased $162.2 million while non-interest-bearing checking accounts decreased $7.8 million. Retail certificates of deposit decreased $47.8 million while total brokered deposits decreased $81.5 million. Great Southern Bank customer deposits totaling $197.6 million and $359.1 million, at September 30, 2010 and December 31, 2009, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.  In the third quarter of 2010, the Company allowed some of its relatively high-cost deposits and borrowings to mature without replacement to reduce interest expense through the use of a portion of its excess cash and cash equivalents.

Total brokered deposits, excluding the CDARS accounts discussed above, were $187.6 million at September 30, 2010, down from $269.2 million at December 31, 2009. The decrease was the result of $92.6 million of reductions in CDARS purchased funds offset in part by an $11.0 million increase in traditional brokered deposits.  During the nine months ended September 31, 2010, $38.5 million of brokered deposits matured and were replaced by $27.5 million in new brokered deposits issued by the Company. These new brokered deposits will provide low fixed rates of interest for the next three to four years.  No interest rate swaps are associated with these brokered certificates. The majority of the Company’s brokered certificates of deposit have fixed rates of interest and mature in 2011 and 2012.

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

Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item III. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As previously described in Note 9, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  However, the interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.

The potentially negative impact of low loan interest rates since December 2008 was mitigated by the positive effects of the Company’s loans which have interest rate floors. At September 30, 2010, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $758 million with rates that change immediately with changes to the prime rate of interest. Of this total, $625 million also had interest rate floors. These floors were at varying rates, with $121 million of these loans having floor rates of 7.0% or greater and another $460 million of these loans having floor rates between 5.0% and 7.0%. At September 30, 2010, all of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout subsequent periods, as the "prime rate of interest" decreased, the Company's loan portfolio again had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. The loan yield for the portfolio had increased to a level that was approximately 300 and 310 basis points higher than the national "prime rate of interest" at December 31, 2009 and December 31, 2008, respectively. The loan yield for the portfolio declined to a level that was approximately 280 basis points higher than the national "prime rate of interest" at September 30, 2010. While interest rate floors have had an overall positive effect on the Company’s results, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2009, non-interest income was positively affected by the gains recognized on the FDIC-assisted transactions.  On July 1, 2010, a federal rule went into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This new rule may adversely affect the amount of non-interest income we generate (see discussion in “Business Initiatives” below).  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

Total non-interest income decreased in the three and nine months ended September 30, 2010 when compared to the three and nine months ended September 30, 2009.  The decrease was due primarily to the one-time gains recorded in 2009 from the assets acquired and liabilities assumed in the FDIC-assisted acquisitions of TeamBank and Vantus Bank.  During the 2010 period, no such one-time gains were recorded.  Other types of non-interest income, such as gains on sales of securities, securities impairments in the 2009 periods, commission income, deposit account charges and a change in estimated cash flows and projected losses related to the FDIC-assisted acquisitions, also contributed to the current period change.  Details of the decreases in non-interest income are provided in the “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2010 and 2009” section of this Quarterly Report on Form 10-Q.

Total non-interest expense in the third quarter of 2010 compared to the same period in 2009 was relatively consistent while total non-interest expense in the first nine months of 2010 compared to the same period in 2009 increased.  The increase in the first nine months of 2010 compared to the same period in 2009 was due primarily to the overall increased cost of the Company’s expanded operations.  The 2009 FDIC-assisted transactions, along with continued internal growth through new banking centers, contributed to increased salaries and benefits and occupancy and equipment expenses in particular.  In 2009, the Company opened banking centers in Creve Coeur, Mo. and Lee’s Summit, Mo., and in 2010, the Company opened a banking center in Rogers, Ark.

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

Recent Legislation Impacting the Financial Services Industry.  On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will provide increased consumer financial protection, amend capital requirements for financial institutions, change the assessment base for federal deposit insurance, repeal the federal prohibitions on the payment of interest on demand deposits, amend the account balance limit for federal deposit insurance protection, and increase the authority of the Federal Reserve Board.

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

Recent Changes to Capital Requirements.  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced significant changes to existing capital requirements for financial institutions.  These changes include, among other things, an increase in the requirement for minimum common equity from 2% to 4.5% and the addition of a capital conservation buffer of 2.5% to bring the total common equity requirements to 7%.  The purpose of the conservation buffer is to prepare banks for future periods of stress and it will be available to absorb losses during such periods within certain constraints.  A countercyclical buffer ranging from 0% to 2.5% will also be made available for use according to national circumstances as an extension of the conservation buffer to prevent excess credit growth.  The Tier 1 capital requirement will be increased from 4% to 6% and certain capital instruments will no longer qualify as Tier 1 common equity.  The transition to the new requirements will be phased in on various dates ranging from January 1, 2013 through January 1, 2019.

Business Initiatives

In September 2010, the Company opened its second full-service retail banking center in the St. Louis metropolitan market. Located at 11689 Manchester in Des Peres, Mo., the banking center is approximately seven miles from the Company’s Creve Coeur, Mo., office that opened in 2009.  A loan production office and two Great Southern Travel offices also operate in the St. Louis market.

One other banking center located in Forsyth, Mo., is expected to open near the end of the fourth quarter 2010 as part of the Company’s overall long-term plan to open two to three banking centers per year as market conditions warrant.  Located at 15695 Highway 160 and east of Branson, Mo., the banking center will complement the Company’s four banking centers operating in this area.

In July 2010, Great Southern Travel acquired Pathfinder Travel and Cruises in Olathe, Kan., marking its first office in the state of Kansas. The Company also operates a banking center in Olathe.

New overdraft regulations on ATM and certain debit card transactions were effective August 13, 2010 for existing customers. At this time, a significant number of affected customers have chosen to continue overdraft coverage and additional customers are regularly notifying the Company as to their preference for these services.  Based on our preliminary analysis, we expect the financial impact of this regulation may be a reduction in earnings per diluted common share of approximately $0.01 to $0.02 per quarter (based on the number of common shares outstanding at September 30, 2010).

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

During the nine months ended September 30, 2010, the Company decreased total assets by $238.3 million to $3.40 billion.  Most of the decrease was attributable to decreases in net loans and securities available for sale, partially offset by increases in cash and cash equivalents.  Net loans decreased $168.9 million as compared to December 31, 2009, due in part to a $105.4 million decrease in the acquired loan portfolios.  Excluding loans covered in FDIC-assisted transactions, outstanding construction loans (net of the undisbursed portion) and commercial real estate loans decreased $56.2 million and $25.8 million, respectively.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. Aside from any potential future acquisitions, of which none are currently contemplated, the Company does not expect to grow the loan portfolio significantly at this time. Securities available for sale decreased $68.0 million as compared to December 31, 2009, primarily because virtually all of the securities acquired through the 2009 FDIC-assisted transactions were sold in an effort to eliminate smaller blocks of securities and realize gains on these investments. These sales, in addition to other sales of mortgage-backed securities, resulted in decreases in the mortgage-backed securities and collateralized mortgage obligations of $86.4 million and $41.2 million, respectively.  Purchases of SBA loan pools partially offset these decreases and the balance of these securities was $61.5 million at September 30, 2010.  SBA loan pools were purchased for their variable interest rate characteristics and guarantee by the federal government, which makes them relatively low-risk investments.  While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 15% to 20% of total assets. The available-for-sale securities portfolio was 20.5% and 21.0% of total assets at September 30, 2010 and December 31, 2009, respectively.  These levels are on the high-side of recent averages because of the Company’s efforts to maintain excess liquidity during uncertain economic times as discussed below in regard to cash and cash equivalents.  Cash and cash equivalents increased $32.9 million as compared to December 31, 2009 due to repayments of loans and lower overall loan demand.  In some instances, the Company invested these excess funds in short-term cash equivalents that caused the Company to earn a small positive or a negative spread relative to the cost of funds. While the Company generally earned a positive spread on securities purchased, it was often much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but negatively affecting net interest margin in 2009 and 2010. The Company expects to maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this could potentially have the effect of suppressing net interest margin and net interest income.

Total liabilities decreased $245.1 million from December 31, 2009 to $3.10 billion at September 30, 2010.  The decrease was primarily attributable to decreases in deposits and securities sold under repurchase agreements with customers.  Total deposits decreased $136.4 million from December 31, 2009. Checking account balances totaled $1.23 billion at September 30, 2010, up from $1.08 billion at December 31, 2009. Interest-bearing checking accounts (mainly money market accounts) increased $162.2 million and non-interest bearing checking accounts decreased $7.8 million. Total brokered deposits (excluding CDARS customer account balances) were $187.6 million at September 30, 2010, compared to $269.1 million at December 31, 2009.  CDARS purchased funds decreased $92.6 million, partially offset by a net increase of $11.0 million in brokered certificates during the 2010 period.  In addition, at September 30, 2010 and December 31, 2009, Great Southern Bank customer deposits totaling $197.6 million and $359.1 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. Securities sold under reverse repurchase agreements with customers decreased $79.8 million from December 31, 2009 as these balances fluctuate over time. FHLBank advances decreased slightly from the December 31, 2009 level. The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $6.7 million from $298.9 million at December 31, 2009 to $305.6 million at September 30, 2010. The Company recorded net income of $17.5 million for the nine months ended September 30, 2010, common and preferred dividends declared were $9.5 million and accumulated other comprehensive gain decreased $2.2 million.  The decrease in accumulated other comprehensive gain resulted from decreases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $524,000 due to stock option exercises.

Our participation in the Capital Purchase Program ("CPP") of the U.S. Department of the Treasury (the "Treasury") currently precludes us from purchasing shares of the Company’s stock or redeeming trust preferred securities without the Treasury's consent until the earlier of December 5, 2011, or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. Management has historically utilized stock buy-back programs from time to time as long as repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2010 and 2009

General

Net income was $6.2 million for the three months ended September 30, 2010 compared to net income of $27.4 million for the three months ended September 30, 2009. This decrease of $21.2 million, or 77.4%, was primarily due to a decrease in non-interest income of $44.5 million, or 78.5%, partially offset by an increase in net interest income of $6.4 million, or 26.7%, a decrease in provision for loan losses of $5.7 million, or 34.5%, and a decrease in provision for income taxes of $11.1 million, or 79.5%. Net income available to common shareholders was $5.3 million and $26.6 million for the quarters ended September 30, 2010 and 2009, respectively.

Net income was $17.5 million for the nine months ended September 30, 2010 compared to net income of $59.8 million for the nine months ended September 30, 2009. This decrease of $42.2 million, or 70.7%, was primarily due to a decrease in non-interest income of $78.3 million, or 68.9%, and an increase in non-interest expense of $8.2 million, or 14.4%, partially offset by an increase in net interest income of $21.0 million, or 33.4%, and a decrease in provision for income taxes of $23.3 million, or 74.7%. Net income available to common shareholders was $15.0 million and $57.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Total Interest Income

Total interest income increased $1.8 million, or 4.5%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was due to a $3.6 million increase in interest income on loans partially offset by a $1.8 million decrease in interest income on investments and other interest-earning assets. Interest income on loans increased due to the increase in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which was previously discussed in Note 9. Interest income from investment securities and other interest-earning assets decreased because of lower average yields on investments. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  An increase in the amount of SBA loan pools held, which earn lower average rates than the overall securities portfolio, contributed to lower investment yields as well.

Total interest income increased $6.9 million, or 6.1%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was due to a $10.0 million increase in interest income on loans partially offset by a $3.1 million decrease in interest income on investments and other interest-earning assets. Interest income on loans increased primarily due to the increase in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which was previously discussed in Note 9 and also increased due to higher average balances. Interest income on investment securities and other interest-earning assets decreased because of much lower average yields on investments.  The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  An increase in the amount of SBA loan pools held, which earn lower average rates than the overall securities portfolio, contributed to lower investment yields as well.

Interest Income – Loans

During the three months ended September 30, 2010 compared to the three months ended September 30, 2009, interest income on loans increased due to higher average interest rates and higher average balances. Interest income increased $3.1 million as a result of higher average interest rates on loans.  The average yield on loans increased from 6.42% during the three months ended September 30, 2009, to 7.05% during the three months ended September 30, 2010.  This increase was due to the increase in expected cash flows to be received from the FDIC-acquired loan pools and the resulting $14.4 million adjustment to accretable yield, previously discussed in Note 9, which is to be spread over the estimated remaining life of the loans.  The adjustment increased interest income by $4.2 million during the three months ended September 30, 2010, and because the adjustment will be recognized over the estimated remaining lives of the loan pools, it will impact future periods as well.  The majority of the remaining $10.2 million of accretable yield adjustment affecting interest income is expected to be recognized over the next four years, with $6.4 million expected to be recognized over the next twelve months.  Average loan rates were very similar in 2009 compared to 2010, as a result of market rates of interest, primarily the "prime rate" of interest, remaining flat during this period. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate has remained. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Beginning in 2008, the declining interest rates put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. Great Southern has a significant portfolio of loans which are tied to a “prime rate” of interest. Some of these loans are tied to some national index of “prime,” while most are indexed to “Great Southern prime.” The Company has elected to leave its “prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors, which are provided for in individual loan documents.  In the three months ended September 30, 2010, the average yield on loans was 7.05% versus an average prime rate for the period of 3.25%, or a difference of a positive 380 basis points. In the three months ended September 30, 2009, the average yield on loans was 6.42% versus an average prime rate for the period of 3.25%, or a difference of a positive 317 basis points.

Interest income increased $484,000 as the result of higher average loan balances which increased from $1.94 billion during the quarter ended September 30, 2009, to $1.97 billion during the quarter ended September 30, 2010. The higher average balance resulted principally from the loans added at fair market value from the FDIC-assisted transactions, increasing loans overall, with the exception of decreased average balances of construction loans partially offsetting the increases.  The Bank’s outstanding construction loan balance decreased significantly in recent periods, as many projects were completed in the past 12 to 18 months and demand for new construction loans has declined.  As the projects relating to construction loans were completed and the loans moved to permanent financing, commercial real estate loans and multi-family loans increased.  The Bank's one- to four-family residential loan portfolio balance increased in 2009 and 2010 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market and keeps variable-rate one- to four-family residential loans.

During the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, interest income on loans increased due to higher average interest rates and higher average balances. Interest income increased $6.2 million as a result of higher average interest rates on loans.  The average yield on loans increased from 6.12% during the nine months ended September 30, 2009, to 6.54% during the nine months ended September 30, 2010.  The reason for the increase in average loan rates in the comparable nine-month periods is the same as described previously in the comparable three-month periods.  In the nine months ended September 30, 2010, the average yield on loans of 6.54% was 329 basis points higher than the average prime rate for the period of 3.25%.  In the nine months ended September 30, 2009, the average yield on loans of 6.12% was 287 basis points higher than the average prime rate for the period of 3.25%.

Interest income increased $3.8 million as the result of higher average loan balances which increased from $1.96 billion during the nine months ended September 30, 2009 to $2.04 billion during the nine months ended September 30, 2010. The reasons for the increase in average loan balances in the comparable nine-month periods are the same as described previously in the comparable three-month periods.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Interest income decreased $1.8 million as a result of a decrease in average interest rates from 3.50% during the three months ended September 30, 2009, to 2.58% during the three months ended September 30, 2010. The majority of the Company’s securities in 2009 and 2010 periods were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages. As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  An increase in the amount of SBA loan pools held, which earn lower yields than the overall securities portfolio, contributed to the decrease in average interest rates as well.  Interest income increased $38,000 as a result of an increase in average balances from $945 million during the three months ended September 30, 2009, to $1.00 billion during the three months ended September 30, 2010. This increase was primarily in interest-earning deposits as a result of the 2009 FDIC-assisted transactions involving certain TeamBank and Vantus Bank assets and liabilities and because of net loan repayments and lower overall loan demand.  Average balances of investment securities were relatively consistent for the comparable three-month periods as the majority of the securities acquired through the 2009 FDIC-assisted transactions were sold during the three months ending September 30, 2010 to eliminate securities with lower yields and blocks of smaller securities and to realize the gain positions of the securities.

Interest income on investments and other interest-earning assets decreased in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Interest income decreased by $3.3 million as a result of a decrease in average interest rates from 3.64% during the nine months ended September 30, 2009, to 2.82% during the nine months ended September 30, 2010. The reasons for these changes in the comparable nine-month periods are primarily the same as those described previously in the comparable three-month periods.  In addition, the Federal Home Loan Mortgage Corporation purchased approximately $30 million of delinquent loans in mortgage-backed securities pools owned by the Company in March 2010.  This reduced the Company’s income (through higher premium amortization levels) by $400,000.  Interest income increased $196,000 as a result of an increase in average balances from $893 million during the nine months ended September 30, 2009, to $1.00 billion during the nine months ended September 30, 2010. This increase was primarily in interest-earning deposits as discussed above and available-for-sale SBA loan pools, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements.

In 2009 and 2010, the Company had increased interest-earning deposits and non-interest-earning cash equivalents, as additional liquidity was maintained due to uncertainty in the economy and low loan demand. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At September 30, 2010, the Company had cash and cash equivalents of $477.5 million compared to $444.6 million at December 31, 2009. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $4.6 million, or 28.7%, during the three months ended September 30, 2010, when compared with the three months ended September 30, 2009, primarily due to a decrease in interest expense on deposits of $3.6 million, or 28.5%, a decrease in interest expense on short-term and structured repo borrowings of $870,000, or 52.8%, a decrease in interest expense on FHLBank advances of $79,000, or 5.4%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $17,000, or 10.0%.

Total interest expense decreased $14.1 million, or 27.6%, during the nine months ended September 30, 2010, when compared with the nine months ended September 30, 2009, primarily due to a decrease in interest expense on deposits of $11.8 million, or 28.4%, a decrease in interest expense on short-term and structured repo borrowings of $2.4 million, or 48.2%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $194,000, or 31.0%, partially offset by an increase in interest expense on FHLBank advances of $289,000, or 7.4%.

Interest Expense – Deposits

Interest expense on demand deposits increased $1.0 million due to an increase in average balances from $584 million during the three months ended September 30, 2009, to $955 million during the three months ended September 30, 2010. The increase in average balances of demand deposits was primarily a result of the FDIC-assisted transaction completed in September of 2009, as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts. Interest expense on demand deposits decreased $528,000 due to a decrease in average rates from 1.11% during the three months ended September 30, 2009, to 0.89% during the three months ended September 30, 2010. The average interest rates decreased due to lower overall market rates of interest throughout 2009 and the first nine months of 2010. Market rates of interest on checking and money market accounts have been decreasing since late 2007 when the FRB began reducing short-term interest rates.

Interest expense on deposits decreased $2.3 million as a result of a decrease in average rates of interest on time deposits from 2.60% during the three months ended September 30, 2009, to 1.99% during the three months ended September 30, 2010. A large portion of the Company’s certificate of deposit portfolio matures within one year and so reprices fairly quickly; this is consistent with the portfolio over the past several years. Interest expense on deposits decreased $1.8 million due to a decrease in average balances of time deposits from $1.68 billion during the three months ended September 30, 2009, to $1.37 billion during the three months ended September 30, 2010. The decrease in average balances of time deposits was primarily a result of decreases in brokered certificates, CDARS customer deposits and CDARS purchased funds as the Company began redeeming them or replacing them with lower rate deposits in the latter quarters of 2009.  In 2010, in some cases, the Company elected not to replace these funds as they matured due to growth in lower-cost demand deposits.

Interest expense on demand deposits increased $2.3 million due to an increase in average balances from $579 million during the nine months ended September 30, 2009, to $901 million during the nine months ended September 30, 2010. Average non-interest-bearing demand balances increased from $197 million in the nine months ended September 30, 2009, to $252 million in the nine months ended September 30, 2010. The increase in average balances on both types of demand deposits was primarily a result of the FDIC-assisted transactions completed in March and September of 2009, as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts. Interest expense on demand deposits decreased $619,000 due to a decrease in average rates from 1.07% during the nine months ended September 30, 2009, to 0.94% during the nine months ended September 30, 2010. The average interest rates decreased due to lower overall market rates of interest throughout 2009 and the first nine months of 2010.

Interest expense on deposits decreased $11.5 million as a result of a decrease in average rates of interest on time deposits from 3.06% during the nine months ended September 30, 2009, to 2.05% during the nine months ended September 30, 2010.  Market rates of interest on new certificates have been decreasing since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on deposits decreased $2.0 million due to a decrease in average balances of time deposits from $1.62 billion during the nine months ended September 30, 2009, to $1.54 billion during the nine months ended September 30, 2010. The decrease in average balances of time deposits was primarily a result of decreases in brokered certificates and CDARS purchased funds as the Company began redeeming them or replacing them with lower rate deposits in the latter quarters of 2009.  In 2010, in some cases, the Company elected not to replace these funds as they matured due to growth in lower-cost demand deposits.

The recently-passed Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits may increase as a result of competitor responses to this change.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended September 30, 2010 compared to the three months ended September 30, 2009, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $693,000 due to a decrease in average balances from $234 million during the three months ended September 30, 2009, to $160 million during the three months ended September 30, 2010. Interest expense on FHLBank advances increased $614,000 due to an increase in average interest rates from 2.47% in the three months ended September 30, 2009, to 3.41% in the three months ended September 30, 2010. Average rates on advances increased because of the addition of advances assumed in the FDIC-assisted transaction completed in March of 2009. Certain of the advances assumed were paid off subsequent to September 30, 2009, causing the decrease in average balances while most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

During the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, interest expense on FHLBank advances increased due to higher average interest rates, partially offset by lower average balances.  Interest expense on FHLBank advances increased $1.0 million due to an increase in average interest rates from 2.62% in the nine months ended September 30, 2009, to 3.38% in the nine months ended September 30, 2010. Interest expense on FHLBank advances decreased $724,000 due to a decrease in average balances from $199 million during the nine months ended September 30, 2009, to $165 million during the nine months ended September 30, 2010.  Average rates on advances increased because of the addition of advances assumed in the FDIC-assisted transaction completed in March of 2009. Certain of the advances assumed were paid off subsequent to September 30, 2009, causing the decrease in average balances while most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $591,000 due to a decrease in average rates on short-term borrowings from 1.62% in the three months ended September 30, 2009, to 0.95% in the three months ended September 30, 2010. The average interest rates decreased due to lower overall market rates of interest in the third quarter of 2010 compared to the same period in 2009. Market rates of interest on short-term borrowings have trended downward since the fourth quarter of 2007 as the FRB decreased short-term interest rates and maintained the rates at historically low levels. Interest expense on short-term and structured repo borrowings decreased $279,000 due to a decrease in average balances from $403 million during the three months ended September 30, 2009, to $324 million during the three months ended September 30, 2010. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on short-term and structured repo borrowings decreased $1.8 million due to a decrease in average rates on short-term borrowings from 1.65% in the nine months ended September 30, 2009, to 0.98% in the nine months ended September 30, 2010. The average interest rates decreased due to lower overall market rates of interest in the first nine months of 2010 compared to the same period in 2009. Interest expense on short-term and structured repo borrowings decreased $555,000 due to a decrease in average balances from $401 million during the nine months ended September 30, 2009, to $352 million during the nine months ended September 30, 2010. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on subordinated debentures issued to capital trusts decreased $17,000 due to decreases in average rates from 2.19% in the three months ended September 30, 2009, to 1.98% in the three months ended September 30, 2010. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2010 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Interest expense on subordinated debentures issued to capital trusts decreased $194,000 due to decreases in average rates from 2.71% in the nine months ended September 30, 2009, to 1.87% in the nine months ended September 30, 2010. As LIBOR rates decreased from the same period a year ago, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2010 as these liabilities pay a variable rate of interest that is indexed to LIBOR.

Net Interest Income

Net interest income for the three months ended September 30, 2010 increased $6.4 million to $30.2 million compared to $23.8 million for the three months ended September 30, 2009. Net interest margin was 4.03% in the three months ended September 30, 2010, compared to 3.27% in the three months ended September 30, 2009, an increase of 76 basis points.  The Company’s margin was positively impacted primarily by the increase in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which was previously discussed in Note 9. The impact of this change on the three months ended September 30, 2010 was an increase in interest income of $4.2 million and an increase in net interest margin of 57 basis points.   Also contributing to the increase in net interest income was a change in the deposit mix and the ability to reduce interest rates on maturing time deposits. The addition of the TeamBank and Vantus Bank core deposits during 2009 provided a relatively lower-cost funding source, which allowed the Company to reduce some of its higher-cost funds. In the latter quarters of 2009, the Company redeemed brokered deposits or replaced them with lower rate deposits and as retail certificates of deposit matured they were renewed or replaced with retail certificates of deposit with lower market rates of interest. The transition from time deposits to transaction deposits continued into 2010 as lower-cost checking accounts increased while the Company reduced its higher-cost CDARS accounts.  The Company has reduced rates paid on repurchase agreements which also contributed to the decrease in interest expense. Partially offsetting the reduced cost of funds, yields earned on investment securities are down over the last year because the majority of the Company’s portfolio is made up of adjustable-rate mortgage-backed securities which have both repriced downward and have experienced higher prepayments resulting in increased amortization of related premiums that offsets interest earned.  Excluding the income recorded from the accretable yield adjustment mentioned above, the yield on loans decreased slightly when compared to the quarter ended September 30, 2009, primarily due to decreased balances as customers reduced higher-rate commercial real estate and construction loans.

The Company's overall interest rate spread increased 64 basis points from 3.31% during the three months ended September 30, 2009, to 3.95% during the three months ended September 30, 2010. The gross change was due to a 57 basis point decrease in the weighted average rate paid on interest-bearing liabilities and a seven basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 63 basis points and the yield on investment securities and other interest-earning assets decreased 92 basis points. The rate paid on deposits decreased 68 basis points, the rate paid on short-term borrowings decreased 67 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 21 basis points and the rate paid on FHLBank advances increased 94 basis points.

Net interest income for the nine months ended September 30, 2010 increased $21.0 million to $83.9 million compared to $62.9 million for the nine months ended September 30, 2009. Net interest margin was 3.69% in the nine months ended September 30, 2010, compared to 2.95% in the nine months ended September 30, 2009, an increase of 74 basis points.  The Company's overall interest rate spread increased 73 basis points from 2.93% during the nine months ended September 30, 2009, to 3.66% during the nine months ended September 30, 2010. The gross change was due to a 76 basis point decrease in the weighted average rate paid on interest-bearing liabilities, offset slightly by a three basis point decrease in the weighted average yield on interest-earning assets.  In comparing the two periods, the yield on loans increased 42 basis points while the yield on investment securities and other interest-earning assets decreased 82 basis points. The rate paid on deposits decreased 90 basis points, the rate paid on short-term borrowings decreased 67 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 84 basis points and the rate paid on FHLBank advances increased 76 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses decreased $5.7 million, from $16.5 million during the three months ended September 30, 2009, to $10.8 million during the three months ended September 30, 2010.  The provision for loan losses for each of the nine months ended September 30, 2010 and 2009, was $28.3 million.  At September 30, 2010, the allowance for loan losses was $40.1 million, an increase of $37,000 from December 31, 2009.  Net charge-offs were $11.2 million in the three months ended September 30, 2010, versus $10.5 million in the three months ended September 30, 2009. Net charge-offs were $28.3 million in the nine months ended September 30, 2010, versus $18.8 million in the nine months ended September 30, 2009.  Nine relationships accounted for $22.4 million of the net charge-off total for the nine months ended September 30, 2010.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.44%, 2.48% and 2.35% at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at September 30, 2010, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank and Vantus Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below because losses from these assets are substantially covered under loss sharing agreements with the FDIC. In addition, FDIC-covered assets were recorded at their estimated fair values as of March 20, 2009, and September 4, 2009, respectively.  The overall performance of the FDIC-covered loan pools has been consistent with, or better than, original expectations as of the acquisition dates.  Loans modified in troubled debt restructurings that are performing in accordance with their modified terms ($11.2 million as of September 30, 2010) are also not included in the totals and in the discussion of non-performing loans and potential problem loans below.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding FDIC-covered non-performing assets, at September 30, 2010, were $75.3 million, an increase of $10.3 million from $65.0 million at December 31, 2009. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 2.21% at September 30, 2010, compared to 1.79% at December 31, 2009. Compared to December 31, 2009, non-performing loans increased $3.7 million to $30.2 million and foreclosed assets increased $6.6 million to $45.1 million.  Construction and land development loans comprised $14.7 million, or 48.8%, of the total $30.2 million of non-performing loans at September 30, 2010, compared with $8.7 million or 32.8% of the total $26.5 million of non-performing loans at December 31, 2009.

Activity in the non-performing loans category during the nine months ending September 30, 2010 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30

One- to four-family construction	$374	$293	$--	$--	$(124)	$(243)	$(89)	$211
Subdivision construction and land development	2,328	2,502	--	(5)	(1,810)	(1,100)	(100)	1,815
Commercial construction	5,982	9,831	--	--	(855)	(1,582)	(665)	12,711
One- to four-family residential	6,237	9,592	(692)	(431)	(6,357)	(1,339)	(1,367)	5,643
Other residential	9,072	7,928	(256)	(383)	(3,363)	(2,915)	(3,553)	6,530
Commercial real estate	479	2,385	(221)	--	(1,960)	(270)	(140)	273
Other commercial	743	4,037	--	(26)	(5)	(2,231)	(814)	1,704
Consumer	1,275	1,045	--	(97)	(72)	(246)	(623)	1,282

Total	$26,490	$37,613	$(1,169)	$(942)	$(14,546)	$(9,926)	$(7,351)	$30,169

At September 30, 2010, the commercial construction category of non-performing loans included 17 loans.  The largest two loans in this category are $5.4 million and $4.0 million, respectively, and make up 74.1% of the total category and 31.2% of total non-performing loans.  The properties collateralizing the two loans are in northwest Arkansas.  The increase in the category was primarily due to the addition of the $5.4 million loan.

Activity in the potential problem loans category during the nine months ending September 30, 2010 was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30

One- to four-family construction	$2,122	$3,327	$(958)	$(191)	$(762)	$(318)	$(1,772)	$1,448
Subdivision construction and land development	4,624	10,342	(195)	(1,245)	(235)	(173)	(7,612)	5,506
Commercial construction	19,768	16,939	--	(7,606)	(9,862)	(4,832)	(540)	13,867
One- to four-family residential	6,750	6,325	(1,532)	(2,317)	(1,199)	(619)	(212)	7,196
Other residential	11,188	5,733	(5,565)	(539)	(5,167)	(514)	(1,016)	4,120
Commercial real estate	3,652	4,968	--	(2,892)	--	(479)	(1,362)	3,887
Other commercial	2,408	2,941	(93)	(2,191)	(54)	(159)	(685)	2,167

Total	$50,512	$50,575	$(8,343)	$(16,981)	$(17,279)	$(7,094)	$(13,199)	$38,191

At September 30, 2010, the commercial construction category of potential problem loans included 18 loans, the largest of which is $3.8 million or 27.5% of the total category and 10.0% of total potential problem loans.  The property collateralizing the loan is in southwest Missouri.

Activity in foreclosed assets during the nine months ended September 30, 2010 was as follows:

	Beginning Balance, January 1	Additions to Foreclosed Assets	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, September 30

One- to four-family construction	$4,099	$1,311	$(1,870)	$193	$(191)	$3,542
Subdivision construction and land development	19,006	2,141	(1,604)	598	(984)	19,157
Commercial construction	6,853	15,633	(14,399)	301	--	8,388
One- to four-family residential	5,633	7,676	(7,822)	7	(870)	4,624
Other residential	703	7,254	(2,979)	--	--	4,978
Commercial real estate	1,440	3,356	(341)	--	(331)	4,124
Consumer	777	1,018	(1,484)	--	(10)	301

Total	$38,511	$38,389	$(30,499)	$1,099	$(2,386)	$45,114

At September 30, 2010, the subdivision construction and land development category of foreclosed assets included 55 properties.  The largest property in that category is located in the St. Louis, Missouri metropolitan area and had a balance of $5.5 million or 28.7% of the total category and 12.2% of total foreclosed assets.  The increase in the other residential category was due to the addition of $4.6 million of property located in the Branson, Missouri area that collateralized one borrower relationship.  The commercial real estate category increased primarily due to the addition of $1.7 million of land and commercial buildings located in southwest Missouri that collateralized one borrower relationship.

Non-interest Income

For the three months ended September 30, 2010, non-interest income decreased $44.5 million, or 78.5%, to $12.2 million when compared to the three months ended September 30, 2009, primarily as a result of the following items:

Vantus Bank FDIC-assisted acquisition:  A one-time gain of $45.9 million was recorded in the third quarter of 2009 related to the fair value accounting estimate of the Vantus Bank assets acquired and liabilities assumed from the FDIC on September 4, 2009.

Amortization of indemnification asset:  As described above under “Net Interest Income”, $3.6 million of amortization (expense) was recorded in the 2010 period relating to a reduction of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.

Partially offsetting the above items was a $3.5 million increase in gains on sales of securities in the third quarter of 2010 compared to the same period in 2009.  The Company sold nearly all of the securities acquired through the 2009 FDIC-assisted transactions and other mortgage-backed securities during the current period to eliminate securities with lower yields and blocks of smaller securities and to realize the gain positions of the securities.  In addition, gains on sales of single-family loans increased $426,000 when comparing the two periods as fixed-rate loan originations increased primarily due to customers refinancing into lower rates.  The Company generally sells these loans in the secondary market.

New overdraft regulations on ATM and certain debit card transactions were effective July 1, 2010, for new customers and August 13, 2010, for existing customers.  The new overdraft regulations were expected to adversely affect overdraft fees during the second half of 2010 and for the quarter ended September 30, 2010.  Compared to the quarter ended June 30, 2010, income related to total service charges and ATM fees decreased $370,000 during the three months ended September 30, 2010.  Compared to the year ago quarter, income related to total service charges and ATM fees was relatively consistent.

For the nine months ended September 30, 2010, non-interest income decreased $78.3 million, or 68.9%, to $35.4 million when compared to the nine months ended September 30, 2009.  The following items contributed to the decrease:

FDIC-assisted acquisitions:  A total of $89.8 million in one-time gains was recorded in the nine months ended September 30, 2009 related to the fair value accounting estimate of the assets acquired and liabilities assumed in the FDIC-assisted transactions involving TeamBank and Vantus Bank.

Amortization of indemnification asset:  As previously described, $3.6 million of amortization (expense) was recorded in the 2010 period relating to a reduction of expected reimbursements under the FDIC loss sharing agreements, which are recorded as indemnifications assets.

Partially offsetting the above decreases in non-interest income were the following items:

Securities impairments:  During the first nine months of 2009, a $4.3 million loss was recorded as a result of an impairment write-down in the value of certain available-for-sale equity investments, investments in bank trust preferred securities and an investment in a non-agency CMO. The Company continues to hold the majority of these securities in the available-for-sale category.  Based on analyses of the securities portfolio during the first nine months of 2010, no additional impairment write-downs were necessary.

Gains on securities: Gains of $8.9 million were recorded during the nine months ended September 30, 2010 due to sales of securities, an increase of $6.4 million over the first nine months of 2009.  The Company sold nearly all of the securities acquired through the 2009 FDIC-assisted transactions and other mortgage-backed securities during the current period as described above.

Deposit account charges and ATM fees:  Income from deposit account charges and ATM and debit card usage fees increased $1.7 million during the first nine months of 2010 compared to the same period in 2009.  A large portion of this increase was the result of the customers added in the 2009 FDIC-assisted transactions as well as organic growth in core deposits through the legacy Great Southern footprint.

Gains on sales of single-family loans: An increase of $630,000 in gains was recorded due to an increased number of fixed-rate loans originated and then sold in the secondary market during the first nine months of 2010 compared to the same period in 2009.  Historically low fixed mortgage rates led to increases in loan refinances.

Commissions: Commission income increased $1.1 million during the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to increased activity for Great Southern Travel.  Approximately one-fourth of the increase was a non-recurring incentive commission related to airline ticket sales.

Non-interest Expense

For the three months ended September 30, 2010, non-interest expense was relatively consistent with the three months ended September 30, 2009, decreasing $55,000 to $22.6 million.  None of the expense categories experienced significant changes when comparing the three months ended September 30, 2010 to the same period in 2009.

For the nine months ended September 30, 2010, non-interest expense increased $8.2 million to $65.6 million when compared to the nine months ended September 30, 2009.  The following items contributed to the increase in the nine-month period:

Vantus Bank FDIC-assisted acquisition:  The Company’s increase in non-interest expense in the nine months ended September 30, 2010 compared to the same period in 2009 included expenses related to the September 2009 FDIC-assisted acquisition of the assets and liabilities of Vantus Bank and its ongoing operation. In the nine months ended September 30, 2010, non-interest expense associated with Vantus Bank increased $3.9 million from the same period in 2009. The largest expense increases were in the areas of salaries and benefits and occupancy and equipment expenses.  In addition, other non-interest expenses related to the operation of other areas of the former Vantus Bank, such as lending and certain support functions, were absorbed in other pre-existing areas of the Company, resulting in increased non-interest expense.

New banking centers: The Company’s increase in non-interest expense in the first nine months of 2010 compared to the same period in 2009 also related to the continued internal growth of the Company.  The Company opened its second banking center in Lee’s Summit, Mo., in late September 2009 and its first retail banking center in Rogers, Ark., in May 2010. In the nine months ended September 30, 2010, non-interest expenses associated with the operation of these locations increased $613,000 over the same period in 2009.

Salaries and benefits:  As a result of integrating the operations of TeamBank and Vantus Bank and the administration of the loss sharing portfolios as well as overall growth, the number of associates employed by the Company in operational and lending areas has increased 22.1% over the last year.  This in turn increased salaries and benefits paid by $3.4 million in the first nine months of 2010 compared to the same period in 2009.

Net occupancy expense:  As the Company’s operations have expanded in the last year, so have the costs incurred to use and maintain buildings and equipment.  Excluding the effects of the FDIC-assisted transactions, net occupancy expenses increased $447,000 for the first nine months of 2010 compared to the same period in 2009.

Foreclosure-related expenses: Due to the increase in levels of foreclosed assets, foreclosure-related expenses increased $550,000 in the nine months ended September 30, 2010, compared to the same period in 2009.  In the three months ended September 30, 2010, foreclosure expenses were also negatively impacted by write-downs of certain foreclosed assets totaling $1.4 million due to updated valuations.

Partially offsetting the above increases in non-interest expense was an FDIC-imposed special assessment on all insured depository institutions based on assets minus Tier 1 capital as of June 30, 2009.  The Company recorded an expense of $1.7 million during the first nine months of 2009 related to the special assessment.  No special assessment was imposed in the first nine months of 2010.

The Company’s efficiency ratio for the quarter ended September 30, 2010, was 53.27% compared to 28.12% for the same quarter in 2009. The difference in the ratios between the current to prior periods was primarily due to the Vantus Bank-related one-time gain recorded in 2009.   The Company’s ratio of non-interest expense to average assets increased from 2.61% for the quarter ended September 30, 2009 to 2.64% for the quarter ended September 30, 2010, as a result of lower average assets in the 2010 quarter.

The Company’s efficiency ratio for the nine months ended September 30, 2010, was 54.97% compared to 32.47% for the same period in 2009. The difference in the ratios from the current to prior periods was primarily due to the TeamBank and Vantus Bank-related one-time gains recorded in 2009.  The Company’s ratio of non-interest expense to average assets increased from 2.32% for the nine months ended September 30, 2009, to 2.45% for the nine months ended September 30, 2010, as a result of the increased expenses discussed above and lower average assets in the nine months ended September 30, 2010.

Provision for Income Taxes

The Company’s effective tax rate (as compared to the statutory federal tax rate of 35.0%) was 31.7% and 31.0%, respectively, for the three and nine months ended September 30, 2010, due primarily to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. The Company’s effective tax rate was 33.8% and 34.2% for the three and nine months ended September 30, 2009, respectively, due to significantly higher taxable income as a result of the gains recorded on the FDIC-assisted transactions in March and September 2009. In future periods, the Company expects its effective tax rate to be in the range of 30-33% of pre-tax income.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $590,000 and $481,000 for the three months ended September 30, 2010 and 2009, respectively. Fees included in interest income were $1.5 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

		September 30, 2010	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	5.60%	$330,438	$5,583	6.70%	$280,104	$4,692	6.64%
	Other residential	5.58	220,497	3,351	6.03	136,935	2,113	6.12
	Commercial real estate	6.09	648,652	12,367	7.56	590,535	10,034	6.74
	Construction	5.57	312,650	4,622	8.79	516,393	7,814	6.00
	Commercial business	5.61	177,013	3,921	5.86	151,883	2,474	6.46
	Other loans	7.29	216,644	4,179	7.65	202,927	3,239	6.33
	Industrial revenue bonds (1)	5.99	65,128	977	5.95	62,708	1,030	6.51

	Total loans receivable	6.05	1,971,022	35,000	7.05	1,941,485	31,396	6.42

	Investment securities (1)	3.86	741,999	6,449	3.45	746,184	8,229	4.38
	Other interest-earning assets	0.06	262,780	86	0.13	198,974	111	0.22

	Total interest-earning assets	4.97	2,975,801	41,535	5.53	2,886,643	39,736	5.46
	Non-interest-earning assets:
	Cash and cash equivalents		193,365			252,040
	Other non-earning assets		254,144			334,109
	Total assets		$3,423,310			$3,472,792

	Interest-bearing liabilities:
	Interest-bearing demand and savings	0.85	$954,553	2,139	0.89	$584,152	1,634	1.11
	Time deposits	2.02	1,372,277	6,898	1.99	1,678,549	11,007	2.60
	Total deposits	1.52	2,326,830	9,037	1.54	2,262,701	12,641	2.22
	Short-term borrowings and structured repurchase agreements	0.97	324,353	777	0.95	403,079	1,647	1.62
	Subordinated debentures issued to capital trusts	2.04	30,929	154	1.98	30,929	171	2.19
	FHLB advances	3.43	159,919	1,373	3.41	233,544	1,452	2.47

	Total interest-bearing liabilities	1.58	2,842,031	11,341	1.58	2,930,253	15,911	2.15
	Non-interest-bearing liabilities:
	Demand deposits		249,783			260,194
	Other liabilities		20,981			9,536
	Total liabilities		3,112,795			3,199,983
	Stockholders’ equity		310,515			272,809
	Total liabilities and stockholders’ equity		$3,423,310			$3,472,792

	Net interest income:
	Interest rate spread	3.39%		$30,194	3.95%		$23,825	3.31%
	Net interest margin*				4.03%			3.27%
	Average interest-earning assets to average interest-bearing liabilities		104.7%			98.5%
_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $71.7 million and $68.4 million for the three months ended September 30, 2010 and 2009, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $47.6 million and $37.2 million for the three months ended September 30, 2010 and 2009, respectively. Interest income on tax-exempt assets included in this table was $1.4 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively.

		September 30, 2010	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	5.60%	$339,698	$15,936	6.27%	$271,674	$12,098	5.95%
	Other residential	5.58	217,762	9,816	6.03	125,779	5,849	6.22
	Commercial real estate	6.09	684,840	34,692	6.77	577,093	28,062	6.50
	Construction	5.57	332,341	14,943	7.60	576,858	24,387	5.65
	Commercial business	5.61	172,555	9,806	6.01	145,164	7,047	6.49
	Other loans	7.29	226,382	11,579	6.84	198,989	9,066	6.09
	Industrial revenue bonds (1)	5.99	66,161	2,975	6.01	62,719	3,200	6.82

	Total loans receivable	6.05	2,039,739	99,747	6.54	1,958,276	89,709	6.12

	Investment securities (1)	3.86	763,394	20,804	3.64 0.20	738,750	23,988	4.34
	Other interest-earning assets	0.06	238,460	349		154,543	310	0.27

	Total interest-earning assets	4.97	3,041,593	120,900	5.32	2,851,569	114,007	5.35
	Non-interest-earning assets:
	Cash and cash equivalents		258,597			237,961
	Other non-earning assets		268,171			202,719
	Total assets		$3,568,361			$3,292,249

	Interest-bearing liabilities:
	Interest-bearing demand and savings	0.85	$900,975	6,340	0.94	$579,361	4,638	1.07
	Time deposits	2.02	1,535,349	23,494	2.05	1,616,818	37,017	3.06
	Total deposits	1.52	2,436,324	29,834	1.64	2,196,179	41,655	2.54
	Short-term borrowings and structured repurchase agreements	0.97	351,565	2,568	0.98	401,228	4,953	1.65
	Subordinated debentures issued to capital trusts	2.04	30,929	432	1.87	30,929	626	2.71
	FHLB advances	3.43	165,285	4,178	3.38	198,607	3,889	2.62

	Total interest-bearing liabilities	1.58	2,984,103	37,012	1.66	2,826,943	51,123	2.42
	Non-interest-bearing liabilities:
	Demand deposits		252,240			196,574
	Other liabilities		22,462			10,939
	Total liabilities		3,258,805			3,034,456
	Stockholders’ equity		309,556			257,793
	Total liabilities and stockholders’ equity		$3,568,361			$3,292,249

	Net interest income:
	Interest rate spread	3.39%		$83,888	3.66%		$62,884	2.93%
	Net interest margin*				3.69%			2.95%
	Average interest-earning assets to average interest-bearing liabilities		101.9%			100.9%
_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $65.9 million and $70.1 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $46.4 million and $38.2 million for the nine months ended September 30, 2010 and 2009, respectively. Interest income on tax-exempt assets included in this table was $3.9 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.4 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.

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

	Three Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,120	$484	$3,604
Investment securities	(1,776)	(4)	(1,780)
Other interest-earning assets	(67)	42	(25)
Total interest-earning assets	1,277	522	1,799
Interest-bearing liabilities:
Demand deposits	(528)	1,033	505
Time deposits	(2,306)	(1,803)	(4,109)
Total deposits	(2,834)	(770)	(3,604)
Short-term borrowings and structured repo	(591)	(279)	(870)
Subordinated debentures issued to capital trust	(17)	--	(17)
FHLBank advances	614	(693)	(79)
Total interest-bearing liabilities	(2,828)	(1,742)	(4,570)
Net interest income	$4,105	$2,264	$6,369

	Nine Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$6,210	$3,828	$10,038
Investment securities	(3,242)	58	(3,184)
Other interest-earning assets	(99)	138	39
Total interest-earning assets	2,869	4,024	6,893
Interest-bearing liabilities:
Demand deposits	(619)	2,321	1,702
Time deposits	(11,535)	(1,988)	(13,523)
Total deposits	(12,154)	333	(11,821)
Short-term borrowings and structured repo	(1,830)	(555)	(2,385)
Subordinated debentures issued to capital trust	(194)	--	(194)
FHLBank advances	1,013	(724)	289
Total interest-bearing liabilities	(13,165)	(946)	(14,111)
Net interest income	$16,034	$4,970	$21,004

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2010, the Company had commitments of approximately $46.1 million to fund loan originations, $177.4 million of unused lines of credit and unadvanced loans, and $17.0 million of outstanding letters of credit.

At September 30, 2010, the Company anticipates purchasing the real estate and furniture and fixtures of a majority of the branch locations currently being operated as a result of the FDIC-assisted transactions which took place during 2009 for an estimated $21.3 million.

At September 30, 2010, the Company had committed to purchase a total of $3.1 million of federal low income tax credits related to the construction of houses qualifying for IRS Section 42 designation. The Company will invest $2.4 million to acquire these credits. One of the principal developers of the project is a director of the Company.  The Company’s investment to acquire these credits is consistent with pricing the Company has paid to acquire other tax credits from non-related parties.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2010, the Company's total stockholders' equity was $305.6 million, or 9.0%, of total assets. At September 30, 2010, common stockholders' equity was $249.3 million, or 7.3%, of total assets, equivalent to a book value of $18.54 per common share. Total stockholders’ equity at December 31, 2009, was $298.9 million, or 8.2%, of total assets. At December 31, 2009, common stockholders' equity was $242.9 million, or 6.7%, of total assets, equivalent to a book value of $18.12 per common share. Common stockholders’ equity increased $6.4 million, or 2.6%, in the nine months ended September 30, 2010.

At September 30, 2010 and December 31, 2009, the Company’s tangible common equity to total assets ratio was 7.2% and 6.5%, respectively. The Company’s tangible common equity to total risk-weighted assets ratio was 12.4% at September 30, 2010, compared to 11.4% at December 31, 2009.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2010, the Bank's Tier 1 risk-based capital ratio was 14.13%, total risk-based capital ratio was 15.39% and the Tier 1 leverage ratio was 8.14%. As of September 30, 2010, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2010, the Company's Tier 1 risk-based capital ratio was 16.30%, total risk-based capital ratio was 17.56% and the Tier 1 leverage ratio was 9.39%. As of September 30, 2010, the Company was "well capitalized" as defined by the Federal banking agencies' capital-related regulations.

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

At September 30, 2010, the held-to-maturity investment portfolio included $197,000 of gross unrealized gains and no gross unrealized losses.

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

At September 30, 2010, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$230.6 million
Federal Reserve Bank line	$274.2 million
Interest-Bearing and Non-Interest-Bearing Deposits	$477.5 million
Unpledged Securities	$27.9 million

Statements of Cash Flows. During the nine months ended September 30, 2010 and 2009, respectively, the Company had positive cash flows from operating and investing activities.  Cash flows from financing activities were negative for the nine months ended September 30, 2010 and 2009.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $62.5 million and $45.1 million during the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, investing activities provided cash of $209.9 million primarily due to the net decrease in loans and investment securities for the period.  During the nine months ended September 30, 2009, investing activities provided cash of $393.1 million primarily due to the cash received from the purchase of an additional business unit, sales and maturities of investment securities and the net decrease in loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. Financing activities used $239.4 million and $54.0 million during the nine months ended September 30, 2010 and 2009, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the three months ended September 30, 2010, the Company declared a common stock cash dividend of $0.18 per share, or 47% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2010). During the three months ended September 30, 2009, the Company declared a common stock cash dividend of $0.18 per share (which was paid in October 2009), or 9% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2009). During the nine months ended September 30, 2010, the Company declared common stock cash dividends of $0.54 per share, or 50% of net income per common diluted share for that nine month period, and paid common stock cash dividends of $0.54 per share. During the nine months ended September 30, 2009, the Company declared common stock cash dividends of $0.54 per share, or 13% of net income per common diluted share for that nine month period, and paid common stock cash dividends of $0.54 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of September 30, 2010, was paid to shareholders on October 13, 2010.  In addition, the Company paid preferred dividends as described below.

Our participation in the CPP currently precludes us from increasing our common stock cash dividend above $0.18 per share per quarter without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, during the nine months ended September 30, 2010, the Company paid preferred stock cash dividends of $725,000 on February 16, 2010, $725,000 on May 17, 2010 and $725,000 on August 16, 2010. During the nine months ended September 30, 2009, the Company paid preferred stock cash dividends of $564,000 on February 17, 2009, $725,000 on May 15, 2009, and $725,000 on August 15, 2009. Quarterly payments of $725,000 will be due through February 15, 2014, as long as the preferred stock is outstanding.  Thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three and nine months ended September 30, 2010 and 2009, respectively, the Company did not repurchase any shares of its common stock. During the three and nine months ended September 30, 2010, the Company issued 10,400 shares of stock at an average price of $14.43 per share and 37,522 shares of stock at an average price of $13.97 per share, respectively, to cover stock option exercises.  During the three and nine months ended September 30, 2009, the Company issued 12,654 shares of stock at an average price of $13.27 per share and 17, 416 shares of stock at an average price of $13.38 per share, respectively, to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2010, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly negative. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. The operating environment has not been normal as interest costs for deposits and borrowings have been and continue to be elevated because of abnormal credit, liquidity and competitive pricing pressures; therefore, we expect the net interest margin will continue to be somewhat compressed. However, if rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease as we have redeemed some of our brokered deposits. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2010, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the CPP precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the third quarter of 2010.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2010 – July 31, 2010	---	$	----	---	396,562
August 1, 2010 – August 31, 2010	---	$	----	---	396,562
September 1, 2010 – September 30, 2010	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: November 4, 2010	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2010	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                                                Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)
The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paola, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2009 is incorporated herein by reference as Exhibit 2.1.

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

The Registrant's 1989 Stock Option and Incentive Plan previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, is incorporated herein by reference as Exhibit 10.1.

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