Form 10-K
period 2010-12-31
GREAT SOUTHERN BANCORP INC
filed 2011-03-04
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2010

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
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2010, computed by reference to the closing price of such shares on that date, was $205,873,209.  At March 3, 2011, 13,454,439 shares of the Registrant's common stock were outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	174
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	174
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	175
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	176
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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2010, Bancorp's consolidated assets were $3.41 billion, consolidated net loans were $1.88 billion, consolidated deposits were $2.60 billion and consolidated total stockholders' equity was $304 million. The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 75 banking centers located in southwestern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; eastern Nebraska and western and central Iowa. At December 31, 2010, the Bank had total assets of $3.41 billion, net loans of $1.88 billion, deposits of $2.64 billion and stockholders' equity of $291 million, or 8.5% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

Great Southern is principally engaged in the business of originating residential and commercial real estate loans, construction loans, other commercial loans and consumer loans and funding these loans through attracting deposits from the general public, originating brokered deposits and borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

For many years, Great Southern has followed a strategy of emphasizing loan origination through residential, commercial and consumer lending activities in its market areas. The goal of this strategy has been to maintain its position as one of the leading providers of financial services in its market areas, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans in its portfolio and selling fixed-rate single-family mortgage loans in the secondary market. The Bank continues to place primary emphasis on residential mortgage and other real estate lending while also expanding and increasing its originations of commercial business and consumer loans.

The corporate office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

Forward-Looking Statements

When used in this Form 10-K and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

During 2009, Great Southern significantly expanded its geographic footprint by adding operations in three contiguous states - Iowa, Kansas and Nebraska – to its previous primary market areas of southwestern, western and central Missouri.  The Company’s expansion was primarily due to two FDIC-assisted transactions in 2009 which increased the Company’s banking center network from 39 to 72 banking centers. In 2010, the Company added three de novo full-service banking centers: one in Rogers, Ark., one in Forsyth, Mo., and one in Des Peres, Mo., a suburb of St. Louis. At the end of 2010, the Company operated 75 full-service banking centers serving more than 151,000 customer households in five states.

Great Southern’s largest concentration of loans and deposits is in the Springfield, Mo., area. The Company’s growth in 2009 provided greater diversification of its loan and deposit portfolios.  Besides the Springfield market area, the Company has loan and deposit concentrations in the Kansas City and St. Louis metropolitan markets, the Branson, Mo., area, the northwest Arkansas region and the Sioux City and Des Moines, Iowa, markets. Loans and deposits are also generated in banking centers in rural markets in Missouri, Iowa, Kansas and Nebraska.

As of December 31, 2010, the Company’s total loan portfolio balance, excluding loans covered by FDIC loss sharing agreements, was $1.6 billion. Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans): Springfield ($478 million, 29%); St. Louis ($278 million, 17%); Branson ($190 million, 12%); Kansas City ($112 million, 7%); Northwest Arkansas ($93 million, 6%); other Missouri regions ($180 million, 11%), and other states and regions ($307 million, 18%). The Company’s balance of its portfolio of loans covered by

FDIC loss sharing agreements was $427 million as of December 31, 2010. The FDIC loss sharing agreements, which were a part of the two FDIC-assisted transactions completed in 2009, provide the Company significant protection against losses on the loans in this portfolio. Geographically, the total loan portfolio covered by FDIC loss sharing agreements consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans): Iowa ($146 million, 34%); Kansas City ($119 million, 28%); Kansas ($23 million, 5%); other Missouri regions ($24 million, 6%), and other regions ($115 million, 27%).

According to the January 2011 Federal Reserve Beige Book, general market economic conditions continued to be challenging in the Company’s geographic footprint; however, economic activity increased modestly from the Federal Reserve’s prior report in October 2010.  Loan demand remained generally sluggish according to reports from the Federal Reserve Districts that govern the Company’s geographic footprint.  Residential real estate markets remained weak across all Districts. Commercial construction was described as subdued or slow. Home sales generally decreased from the last reporting period. Unemployment in each of Great Southern’s major market areas was below the national unemployment rate of 9% (as of December 2010), except for the St. Louis metropolitan statistical area, which was above the national rate.

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2010, the balance of participation loans purchased and held in portfolio, excluding those covered by loss sharing agreements, was $13.6 million, or 0.8% of the total loan portfolio. None of these participation loans were non-performing at December 31, 2010.

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

Another principal lending activity of Great Southern is the origination of commercial real estate and commercial construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio and accounted for approximately 38% of the total portfolio, excluding those commercial real estate and commercial construction loans covered by loss sharing agreements, at December 31, 2010. For the portfolio of loans covered by loss sharing agreements, commercial real estate and commercial construction loans accounted for approximately 8% of the total portfolio at December 31, 2010.

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

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential property. Typically, private mortgage insurance is required for loan amounts above the 80% level. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.

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

Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has historically concentrated its lending efforts in Missouri and northern Arkansas, with the largest concentration of its lending activity being in southwestern and central Missouri. As a result of the acquisitions in 2009, the Bank has significant lending activity in Iowa, Kansas and Nebraska, as well. In addition, the Bank has made loans, secured primarily by commercial real estate, in other states, primarily Oklahoma, Texas and Colorado.

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

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family	$257,261	15.1%	$248,892	14.1%	$226,796	12.4%	$191,970	9.1%	$176,630	9.1%
Other residential	207,059	12.2	185,757	10.5	127,122	7.0	87,177	4.1	73,366	3.8
Commercial and industrial revenue bonds	599,025	35.2	633,373	35.9	536,963	29.4	532,797	25.3	529,046	27.4
Residential construction:
One- to four- family	106,128	6.2	147,367	8.3	230,862	12.6	318,131	15.1	347,287	18.0
Other residential	10,000	0.6	22,012	1.3	64,903	3.6	83,720	4.0	69,077	3.6
Commercial construction	163,214	9.6	187,663	10.7	309,200	16.9	517,208	24.6	443,286	22.9

Total real estate loans	1,342,687	78.9	1,425,064	80.8	1,495,846	81.9	1,731,003	82.2	1,638,692	84.8

Other Loans:
Consumer loans:
Guaranteed student loans	---	---	10,808	0.6	7,066	0.4	3,342	0.2	3,592	0.2
Automobile, boat, etc.	124,441	7.3	126,227	7.2	132,344	7.2	112,984	5.4	96,242	5.0
Home equity and improvement	47,534	2.8	47,954	2.7	50,672	2.8	44,287	2.1	42,824	2.2
Other	1,184	0.1	1,330	0.1	1,315	0.1	4,161	0.2	2,152	0.1
Total consumer loans	173,159	10.2	186,319	10.6	191,397	10.5	164,774	7.9	144,810	7.5

Other commercial loans	185,880	10.9	151,278	8.6	139,592	7.6	207,059	9.9	149,593	7.7

Total other loans	359,039	21.1	337,597	19.2	330,989	18.1	371,833	17.8	294,403	15.2

Total loans	1,701,726	100.0%	1,762,661	100.0%	1,826,835	100.0%	2,102,836	100.0%	1,933,095	100.0%

Less:
Loans in process	63,108		54,729		73,855		254,562		229,794
Deferred fees and discounts	2,541		2,161		2,126		2,704		2,425
Allowance for loan losses	41,487		40,101		29,163		25,459		26,258

Total loans receivable, net	$1,594,590		$1,665,670		$1,721,691		$1,820,111		$1,674,618

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$25,646	17.8%	$35,146	17.6%
Other residential (multi-family)	6,412	4.4	7,992	4.0
Commercial and industrial revenue bonds	75,515	52.2	93,942	47.0
Construction	19,708	13.6	32,043	16.1

Total real estate loans	127,281	88.0	169,123	84.7

Other Loans:
Consumer loans:
Home equity and improvement	5,608	3.9	6,511	3.2
Other	850	0.6	2,521	1.3

Total consumer loans	6,458	4.5	9,032	4.5

Other commercial loans	10,894	7.5	21,619	10.8

Total other loans	17,352	12.0	30,651	15.3

Total loans	$144,633	100.0%	$199,774	100.0%

Former Vantus Bank Loan Portfolio Composition:

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$45,932	28.7%	$64,430	28.5%
Other residential (multi-family)	16,866	10.5	19,241	8.5
Commercial and industrial revenue bonds	53,189	33.2	71,963	31.9
Construction	7,298	4.6	10,550	4.7

Total real estate loans	123,285	77.0	166,184	73.6

Other Loans:
Consumer loans:
Student loans	1,276	0.8	1,063	0.5
Home equity and improvement	5,933	3.7	9,353	4.1
Other	25,348	15.8	35,030	15.5

Total consumer loans	32,557	20.3	45,446	20.1

Other commercial loans	4,321	2.7	14,320	6.3

Total other loans	36,878	23.0	59,766	26.4

Total loans	$160,163	100.0%	$225,950	100.0%

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank and Vantus Bank represent unpaid principal balances, gross of fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2010		2009		2008		2008		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$109,703	6.5%	$92,164	5.2%	$71,990	3.9%	$48,790	2.3%	$33,378	1.7%
Other residential	118,727	7.0	79,152	4.5	44,436	2.4	34,798	1.7	31,575	1.6
Commercial	255,678	15.0	211,862	12.0	185,631	10.2	158,223	7.5	117,701	6.1
Residential construction:
One- to four-family	27,168	1.6	26,547	1.5	22,054	1.2	17,872	0.8	9,740	0.5
Other residential	2,450	0.1	2,693	0.2	7,977	0.5	4,040	0.2	10,946	0.6
Commercial construction	76,383	4.5	29,941	1.7	22,897	1.3	12,483	0.6	8,495	0.4

Total real estate loans	590,109	34.7	442,359	25.1	354,985	19.5	276,206	13.1	211,835	10.9
Consumer	126,636	7.4	139,812	7.9	142,848	7.8	123,232	5.9	104,789	5.4
Other commercial	74,206	4.4	43,271	2.5	27,653	1.5	33,903	1.6	26,173	1.4
Total fixed-rate loans	790,951	46.5	625,442	35.5	525,486	28.8	433,341	20.6	342,797	17.7

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	147,558	8.7	156,728	8.9	154,806	8.5	143,180	6.8	143,252	7.4
Other residential	88,332	5.2	106,605	6.1	82,686	4.6	52,379	2.5	41,791	2.2
Commercial	343,347	20.2	421,511	23.9	351,332	19.2	374,574	17.8	411,346	21.3
Residential construction:
One- to four- family	78,960	4.6	121,312	6.9	208,808	11.4	300,259	14.3	337,547	17.4
Other residential	7,550	0.4	19,319	1.1	56,926	3.1	79,680	3.8	58,131	3.0
Commercial construction	86,831	5.1	157,229	8.9	286,303	15.6	504,725	24.0	434,791	22.5

Total real estate loans	752,578	44.2	982,704	55.8	1,140,861	62.4	1,454,797	69.2	1,426,858	73.8
Consumer	46,523	2.7	46,508	2.6	48,549	2.7	41,542	2.0	40,020	2.1
Other commercial	111,674	6.6	108,007	6.1	111,939	6.1	173,156	8.2	123,420	6.4
Total adjustable-rate loans	910,775	53.5	1,137,219	64.5	1,301,349	71.2	1,669,495	79.4	1,590,298	82.3

Total Loans	1,701,726	100.0%	1,762,661	100.0%	1,826,835	100.0%	2,102,836	100.0%	1,933,095	100.0%
Less:
Loans in process	63,108		54,729		73,855		254,562		229,794
Deferred fees and discounts	2,541		2,161		2,126		2,704		2,425
Allowance for loan losses	41,487		40,101		29,163		25,459		26,258

Total loans receivable, net	$1,594,590		$1,665,670		$1,721,691		$1,820,111		$1,674,618

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars In Thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$11,943	5.4%	$20,449	6.3%
Other residential	5,330	2.4	5,955	1.8
Commercial	52,018	23.5	65,801	20.1
Construction	26,992	12.2	41,305	12.6

Total real estate loans	96,283	43.5	133,510	40.8
Consumer loans	1,021	0.5	2,450	0.8
Other commercial loans	9,751	4.4	16,028	4.9

Total fixed-rate loans	107,055	48.4	151,988	46.5

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	20,702	9.3	23,466	7.2
Other residential	1,617	0.7	2,126	0.7
Commercial	49,088	22.2	64,414	19.7
Construction	28,602	12.9	65,615	20.1

Total real estate loans	100,009	45.1	155,621	47.7
Consumer loans	6,716	3.0	7,606	2.3
Other commercial loans	7,699	3.5	11,553	3.5

Total adjustable-rate loans	114,424	51.6	174,780	53.5

Total loans	$221,479	100.0%	$326,768	100.0%

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars In Thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$35,384	17.0%	$47,653	16.4%
Other residential	6,885	3.3	9,086	3.1
Commercial	33,505	16.1	47,845	16.4
Construction	3,204	1.5	8,658	3.0

Total real estate loans	78,978	37.9	113,242	38.9
Consumer loans	29,093	2.4	38,459	13.2
Other commercial loans	5,089	14.0	7,218	2.5

Total fixed-rate loans	113,160	54.3	158,919	54.6

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	19,109	9.2	25,419	8.7
Other residential	12,183	5.9	12,568	4.3
Commercial	35,770	17.2	49,896	17.2
Construction	7,655	3.7	9,145	3.2

Total real estate loans	74,717	36.0	97,028	33.4
Consumer loans	10,866	5.2	14,950	5.1
Other commercial loans	9,420	4.5	20,039	6.9

Total adjustable-rate loans	95,003	45.7	132,017	45.4

Total loans	$208,163	100.0%	$290,936	100.0%

The following tables present the contractual maturities of loans at December 31, 2010. Amounts shown for TeamBank and Vantus Bank represent unpaid principal balances, gross of fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$52,984	$57,727	$146,550	$257,261
Other residential	95,604	77,202	34,253	207,059
Commercial	260,642	244,462	93,921	599,025
Residential construction:
One- to four- family	77,035	24,866	4,227	106,128
Other residential	9,184	793	23	10,000
Commercial construction	95,131	58,745	9,338	163,214
Total real estate loans	590,580	463,795	288,312	1,342,687
Other Loans:
Consumer loans:
Automobile	19,019	38,432	66,990	124,441
Home equity and improvement	5,249	14,961	27,324	47,534
Other	1,184	---	---	1,184
Total consumer loans	25,452	53,393	94,314	173,159
Other commercial loans	78,088	74,633	33,159	185,880
Total other loans	103,540	128,026	127,473	359,039
Total loans	$694,120	$591,821	$415,785	$1,701,726

As of December 31, 2010, loans due after December 31, 2011 with fixed interest rates totaled $537.6 million and loans due after December 31, 2011 with adjustable rates totaled $470.0 million.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$5,505	$3,870	$23,270	$32,645
Other residential	5,332	391	1,224	6,947
Commercial	48,564	14,558	37,984	101,106
Construction	39,148	14,542	1,904	55,594
Total real estate loans	98,549	33,361	64,382	196,292
Other Loans:
Consumer loans:
Home equity and improvement	2	1,919	4,787	6,708
Other	252	769	8	1,029
Total consumer loans	254	2,688	4,795	7,737
Other commercial loans	11,248	2,639	3,563	17,450
Total other loans	11,502	5,327	8,358	25,187
Total loans	$110,051	$38,688	$72,740	$221,479

As of December 31, 2010, loans due after December 31, 2011 with fixed interest rates totaled $28.9 million and loans due after December 31, 2011 with adjustable rates totaled $82.6 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$3,626	$16,217	$34,650	$54,493
Other residential	1,503	11,313	6,252	19,068
Commercial	17,718	28,644	22,913	69,275
Construction	7,300	3,452	107	10,859
Total real estate loans	30,147	59,626	63,922	153,695
Other Loans:
Consumer loans:
Student loans	1,276	---	---	1,276
Home equity and improvement	73	---	9,720	9,793
Other	1,254	4,873	22,763	28,890
Total consumer loans	2,603	4,873	32,483	39,959
Other commercial loans	7,328	4,265	2,916	14,509
Total other loans	9,931	9,138	35,399	54,468
Total loans	$40,078	$68,764	$99,321	$208,163
As of December 31, 2010, loans due after December 31, 2011 with fixed interest rates totaled $89.9 million and loans due after December 31, 2011 with adjustable rates totaled $78.1 million.

Environmental Issues

Loans secured by real property, whether commercial, residential or other, may have a material, negative effect on the financial position and results of operations of the lender if the collateral is environmentally contaminated. The result can be, but is not necessarily limited to, liability for the cost of cleaning up the contamination imposed on the lender by certain federal and state laws, a reduction in the borrower's ability to pay because of the liability imposed upon it for any clean up costs, a reduction in the value of the collateral because of the presence of contamination or a subordination of security interests in the collateral to a super priority lien securing the cleanup costs by certain state laws.

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

Residential Real Estate Lending

At December 31, 2010 and 2009, loans secured by residential real estate, excluding that which is under construction and excluding those covered by loss sharing agreements, totaled $464 million and $435 million, respectively, and represented approximately 23.1% and 20.0%, respectively, of the Bank's total loan portfolio. At December 31, 2010 and 2009, loans secured by residential real estate and covered by loss sharing agreements totaled $95 million and $127 million, respectively, and represented approximately 4.7% and 5.8%, respectively, of the Bank’s total loan portfolio.  The Bank's one- to four-family residential real estate loan portfolio increased significantly in 2008 through 2010 as interest rates were falling and the Bank originated and retained more adjustable-rate loans. Mortgage rates were very low throughout 2010, but began to increase late in 2010 into 2011.  Since 2007, other residential real estate loan balances continued to increase as there was less competition to finance these projects by non-bank entities.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Many of these loans experienced upward interest rate adjustments in 2006 and 2007; however, the indices used by Great Southern for these types of loans have decreased since 2008.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect in replacement of the lower initial rate.  Prior to 2008, the Bank did not experience a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions.  However, since 2008, delinquencies on mortgage loans increased.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. Given the current state of the U. S. economy and real estate markets, Great Southern expects to generally maintain the current percentage of commercial real estate loans in its total loan portfolio subject to commercial real estate and other market conditions and to applicable regulatory restrictions.  Great Southern’s commercial real estate loan portfolio balance was fairly constant in 2007 and 2008.  In 2009, its commercial real estate loan portfolio balance increased significantly and in 2010 it decreased somewhat from this level but remained elevated.  This was primarily the result of commercial construction projects being completed and the loans transferring to permanent status in the commercial real estate category in 2009.  Great Southern has seen a significant decrease in its commercial construction loan portfolio since December 31, 2007, due to reduced activity in the market caused by the downturn in the economy and reduced real estate values.  This decrease in balances of commercial construction loans is expected to continue in 2011.  See "Government Supervision and Regulation" below.

At December 31, 2010 and 2009, loans secured by commercial real estate, excluding that which is under construction and excluding loans covered under loss sharing agreements, totaled $599 million and $633 million, respectively, or approximately 29.9% and 29.1%, respectively, of the Bank's total loan portfolio.  At December 31, 2010 and 2009, loans secured by commercial real estate and covered by loss sharing agreements totaled $129 million and $166 million, respectively, and represented approximately 6.4% and 7.6%, respectively, of the Bank’s total loan portfolio.  In addition, at December 31, 2010 and 2009, construction loans, excluding loans covered under loss sharing agreements, secured by projects under construction and the land on which the projects are located aggregated $279 million and $357 million, respectively, or 13.9% and 16.4%, respectively, of the Bank's total loan portfolio.  At December 31, 2010 and 2009, construction loans covered by loss sharing agreements totaled $27.0 million and $43 million, respectively, and represented approximately 1.3% and 2.0%, respectively, of the Bank’s total loan portfolio.  The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

The Bank's construction loans generally have a term of eighteen months or less.  The construction loan agreements for one- to four-family projects generally provide that principal reductions are required as individual condominium units or single-family houses are built and sold to a third party.  This insures that the remaining loan balance, as a proportion to the value of the remaining security, does not increase, assuming that the value of the remaining security does not decrease.  Loan proceeds are disbursed in increments as construction progresses.  Generally, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request.  Normally, Great Southern's commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank's commercial real estate, construction and other residential loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2010, excluding loans covered by loss sharing agreements.  These collateral types represent the six highest percentage concentrations of commercial real estate, construction and other residential loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2010
	(Dollars In Thousands)

Apartments	$174,098	10.2%	$ 585
Health Care Facilities	$134,380	7.9%	$ 0
Motels/Hotels	$116,750	6.9%	$2,450
Retail (Varied Projects)	$ 96,757	5.7%	$1,465
Office/Warehouse Facilities	$ 80,807	4.8%	$ 314
Subdivisions	$ 69,671	4.1%	$1,637

The Bank's commercial real estate loans and construction loans generally involve larger principal balances than do its residential loans. In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2010, this limit was approximately $76.5 million. See "Government Supervision and Regulation." At December 31, 2010, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2010, the Bank's largest relationship for purposes of this limit totaled $39.1 million. All loans included in this relationship were current at December 31, 2010, except one loan totaling $1.4 million which was past due less than 90 days.

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

Other Commercial Lending

At December 31, 2010 and 2009, respectively, Great Southern had $186 million and $151 million in other commercial loans outstanding, excluding loans covered by loss sharing agreements, or 9.3% and 6.9%, respectively, of the Bank's total loan portfolio. At December 31, 2010 and 2009, other commercial loans covered by loss sharing agreements totaled $15 million and $36 million, respectively, and represented approximately 0.8% and 1.7%, respectively of the Bank’s total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, the majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri.  With the acquisitions in 2009, geographic concentrations for commercial loans expanded to include the greater Kansas City, Mo. area and western and central Iowa.  Great Southern has continued its commercial lending in all of these geographic areas.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2010, Great Southern had 91 letters of credit outstanding in the aggregate amount of $16.7 million. Approximately 59% of the aggregate amount of these letters of credit was secured, including one $3.7 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.

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

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans, excluding those covered by loss sharing agreements, totaled $173 million and $186 million at December 31, 2010 and 2009, respectively, or 8.6% and 8.6%, respectively, of the Bank's total loan portfolio.  At December 31, 2010 and 2009, consumer loans covered by loss sharing agreements totaled $39 million and $54 million, respectively, and represented approximately 1.9% and 2.5%, respectively, of the Bank’s total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank’s initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including boats and manufactured homes.  At December 31, 2010 and 2009, the Bank had $150.7 million and $155.6 million, respectively, of indirect auto, boat, modular home and recreational vehicle loans in its portfolio, including loans totaling $24.5 million and $31.5 million, respectively, which are covered by loss sharing agreements.

The Company acquired student loans through the Vantus Bank FDIC-assisted transaction totaling $1.9 million at the acquisition date of September 4, 2009, of which $842,000 were guaranteed by Iowa Student Loans.  At December 31, 2010, the balance of these student loans was $1.3 million, none of which was guaranteed.  At December 31, 2009, the balance of these student loans was $1.1 million, of which $58,000 were guaranteed.  The student loans are administered by Iowa Student Loan Liquidity Corporation.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate and commercial construction loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding those loans acquired and covered by loss sharing agreements with the FDIC, the Bank purchased $-0- and $10.4 million of these loans in the fiscal years ended December 31, 2010 and 2009, respectively. Of the total $13.6 million of purchased participation loans outstanding at December 31, 2010, $9.1 million was purchased from one institution, secured by one property located in Texas. None of these loans were non-performing at December 31, 2010. At December 31, 2010 and 2009, loans which were covered by loss sharing agreements with the FDIC included purchased and participation loans of $54.0 million and $93.9 million, respectively.  This represents the undiscounted balance of these loans.

Excluding portfolios of loans acquired in FDIC-assisted transactions and branch purchases, the Bank has not made any whole loan purchases in the last five years. The Bank's total loan portfolio consisted of purchased whole loans of approximately $97,000, or 0.01%, at December 31, 2010.

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

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $175.9 million, $191.7 million and $93.5 million during fiscal 2010, 2009 and 2008, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

The Bank sold guaranteed student loans in aggregate amounts of $22.1 million, $9.3 million and $0.6 million during fiscal 2010, 2009 and 2008, respectively. During 2010, the federal government made changes to the student loan program which removed banks from the origination and servicing functions.  As a result, the Company was required to sell all of the guaranteed student loans it had remaining prior to December 31, 2010.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2010, 2009 and 2008 were $3.8 million, $2.9 million and $1.4 million, respectively. Of these amounts, $227,000, $80,000 and $11,000, respectively, were gains from the sale of guaranteed student loans and $3.5 million, $2.8 million and $1.4 million, respectively, were gains from the sale of fixed-rate residential loans.

Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $207.5 million and $264.8 million at December 31, 2010 and 2009, respectively, of loans owned by others. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2010, 2009 and 2008, of $(53,000), $203,000 and $52,000, respectively.  In 2010, amortization expense exceeded servicing fees earned as servicing was retained on fewer loans that were sold.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $906,000, $813,000 and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310 (SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases). Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

These processes are generally the same for loans covered by loss sharing agreements.

The following table sets forth our loans by aging category at December 31, 2010.

	30-59 Days Past Due		60-89 Days Past Due		Over 90 Days		Total Past Due		Current	Total Loans Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	2	$261	—	$—	2	$578	4	$839	$28,263	$29,102
Subdivision construction	7	281	5	1,015	11	1,860	23	3,156	83,493	86,649
Land development	2	2,730	—	—	11	5,668	13	8,398	42,616	51,014
Commercial construction	—	—	—	—	—	—	—	—	112,577	112,577
Owner occupied one- to four-family residential	38	4,856	5	914	19	2,724	62	8,494	89,605	98,099
Non-owner occupied one- to four-family residential	18	2,085	20	2,130	31	2,831	69	7,046	129,938	136,984
Commercial real estate	6	2,749	7	8,546	14	6,074	27	17,369	512,908	530,277
Other residential	—	—	2	4,011	2	4,202	4	8,213	202,633	210,846
Commercial business	3	350	2	355	10	1,642	15	2,347	183,518	185,865
Industrial revenue bonds	—	—	—	—	1	2,190	1	2,190	62,451	64,641
Consumer auto	80	427	8	35	18	94	106	556	48,436	48,992
Consumer other	61	1,331	12	318	41	1,417	114	3,066	74,265	77,331
Home equity lines of credit	5	152	4	160	11	140	20	452	46,400	46,852
FDIC-supported loans, net of discounts (TeamBank)	47	2,719	12	3,731	102	13,285	161	19,735	124,898	144,633
FDIC-supported loans, net of discounts (Vantus Bank)	64	2,277	24	1,414	32	9,399	120	13,090	147,073	160,163
	333	20,218	101	22,629	305	52,104	739	94,951	1,889,074	1,984,025
Less FDIC-supported loans, net of discounts	111	4,996	36	5,145	134	22,684	281	32,825	271,971	304,796

Total	222	$15,222	65	$17,484	171	$29,420	458	$62,126	$1,617,103	$1,679,229

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2010 and 2009, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions which are covered by loss sharing agreements. The allowances for loan losses reflected below are the portions of the Bank’s total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2010 and 2009.

	December 31, 2010
Asset Category	Substandard	Doubtful		Loss		Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$1,109	$	---	$	---	$1,109	$	---
Loans	84,390		---		---	84,390		10,897
Foreclosed assets	47,958		---		---	47,958		---
Total	$133,457	$	---	$	---	$133,457		$10,897

	December 31, 2009
Asset Category	Substandard	Doubtful		Loss		Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$1,789	$	---	$	---	$1,789	$	---
Loans	75,725		---		---	75,725		10,415
Foreclosed assets	38,853		---		---	38,853		---
Total	$116,367	$	---	$	---	$116,367		$10,415

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

Former TeamBank and Vantus Bank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank and September 4, 2009, for Vantus Bank. The total book value of these non-performing assets (net of discounts) was $53.7 million at December 31, 2010. The Company does generate some yield on the non-performing loans due to the accretion of a portion of the discount on these loans. No material additional losses or changes to these estimated fair values have been identified as of December 31, 2010, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.

	December 31,
	2010		2009		2008		2007		2006
	(In Thousands)

Non-accruing loans:
One- to four-family residential	$5,555		$6,720		$3,635		$4,836		$1,627
One- to four-family construction	578		373		2,187		1,767		3,931
Other residential	4,203		479		9,344	(1)	561		---
Commercial real estate	6,074	(5)	8,888	(4)	2,480		9,145		6,247
Other commercial	3,832		743		1,220		5,923		4,843
Commercial construction	7,528	(6)	8,310	(3)	13,703	(2)	12,935	(1)	2,968
Consumer	1,063		487		315		112		186

Total gross non-accruing loans	28,833		26,000		32,884		35,279		19,802

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	---		103		---		38		---
Commercial real estate	---		---		---		---		59
Other commercial	---		---		---		34		---
Commercial construction	---		---		---		---		121
Consumer	587		387		318		124		261
Total loans over 90 days delinquent still accruing interest	587		490		318		196		441

Other impaired loans	---		---		---		---		---

Total gross non-performing loans	29,420		26,490		33,202		35,475		20,243

Foreclosed assets:
One- to four-family residential	2,896		5,662		4,810		742		80
One- to four-family construction	2,510		1,372		3,148		7,701		400
Other residential	4,178		---		---		---		3,190
Commercial real estate	4,565		2,143		6,905		5,130		825
Commercial construction	34,433		28,586		17,050		6,416		2

Total foreclosed assets	48,582		37,763		31,913		19,989		4,497

Repossessions	318		572		746		410		271

Total gross non-performing assets	$78,320		$64,825		$65,861		$55,874		$25,011
Total gross non-performing assets as a percentage of average total assets	2.30%		1.90%		2.61%		2.39%		1.15%
________________________
(1)
One relationship was $10.3 million of this total at December 31, 2007. The project was completed in the first quarter of 2008 and was reclassified from “construction” to “other residential.” The outstanding balance of the relationship was reduced to $6.1 million at December 31, 2008.

(2)	One relationship was $8.3 million of this total at December 31, 2008.
(3)	A portion of one relationship was $4.0 million of this total at December 31, 2009. The total relationship is $5.3 million.
(4)	One relationship was $2.8 million of this total at December 31, 2009.
(5)	The largest two loans in this category were $1.4 million and $1.0 million, respectively, at December 31, 2010.
(6)	The largest loan in this category had a balance of $2.0 million at December 31, 2010.

See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Included in the non-accruing loans categories above at December 31, 2010, are loans modified in troubled debt restructurings of $1.2 million of one- to four-family residential loans, $2.5 million of commercial real estate loans, $53,000 of other commercial loans and $58,000 of consumer loans.  Other impaired loans modified in troubled debt restructurings but accruing interest at December 31, 2010 included $4.3 million of one- to four-family residential loans, $1.0 million of one- to four-family construction loans, $5.7 million of commercial real estate loans, $4,000 of other commercial loans, $5.5 million of commercial construction loans and $92,000 of consumer loans.  None of the loans modified in troubled debt restructurings at December 31, 2009 were non-accruing.  Other impaired loans modified in troubled debt restructurings but accruing interest at December 31, 2009 included $580,000 million of one- to four-family residential loans, $9.7 million of commercial real estate loans, $180,000 of other commercial loans, $489,000 of commercial construction loans, and $669,000 of consumer loans.

Gross impaired loans totaled $94.6 million at December 31, 2010 and $61.9 million at December 31, 2009. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 4 “Loans” of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 16 “Disclosures About Fair Value of Financial Instruments” of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.0 million. The amount that was included in interest income on these loans was $28,000 for the year ended December 31, 2010. For the year ended December 31, 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.9 million. The amount that was included in interest income on these loans was $388,000 for the year ended December 31, 2009.

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

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor.

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance include, but are not limited to, changes to our underwriting standards (if any), credit quality trends (including changes in non-performing loans expected to result from existing economic and other market conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of those loans.

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

The amounts actually observed in respect to these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowances in the event that, in management's judgment, significant factors which affect the collectability of the portfolio, as of the evaluation date, are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolio on a monthly basis, we can adjust specific and inherent loss estimates based upon more current information.

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

At December 31, 2010 and 2009, Great Southern had an allowance for losses on loans of $41.5 million and $40.1 million, respectively, of which $12.1 million and $16.1 million, respectively, had been allocated as an allowance for specific loans, including $12.1 million and $9.7 million, respectively, allocated for impaired loans. The allowance and the activity within the allowance during 2010 are discussed further in Note 4 "Loans" of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2010		2009		2008		2007		2006
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars In Thousands)
One- to four-family residential and construction	$11,453	21.3%	$11,698	22.5%	$11,942	25.1%	$6,042	26.2%	$2,029	27.1%
Other residential and construction	3,866	12.8	3,006	11.8	2,667	10.5	1,929	8.1	1,436	7.4
Commercial real estate	14,336	35.2	9,281	32.4	4,049	29.4	2,257	22.4	9,363	27.4
Commercial construction	5,852	9.6	9,663	10.7	6,371	16.9	10,266	22.7	9,189	22.9
Other commercial	2,481	10.9	3,590	12.0	1,897	7.6	2,736	12.8	2,150	7.7
Consumer and overdrafts	2,669	10.2	2,863	10.6	2,237	10.5	2,229	7.8	2,091	7.5
Loans covered by loss sharing agreements (1)	830	---	---	---	---	---	---	---	---	---
Total	$41,487	100.0%	$40,101	100.0%	$29,163	100.0%	$25,459	100.0%	$26,258	100.0%
______________
(1) Associated with this allowance at December 31, 2010, is a receivable from the FDIC totaling $664,000 under the loss sharing agreements which will be collected if this loss is realized.
(2) Excludes loans covered by loss sharing agreements.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)

Balance at beginning of period	$40,101	$29,163	$25,459	$26,258	$24,549
Charge-offs:
One- to four-family residential	3,069	2,714	1,278	413	164
Other residential	1,214	1,878	342	---	96
Commercial real estate	11,495	9,235	886	1,122	310
Construction	17,407	6,977	7,501	3,564	1,618
Consumer, overdrafts and other loans	4,084	4,700	4,111	3,568	3,729
Other commercial	2,779	4,935	38,909	202	324

Total charge-offs	40,048	30,439	53,027	8,869	6,241

Recoveries:
One- to four-family residential	162	776	111	24	59
Other residential	151	---	---	16	1
Commercial real estate	606	19	164	40	27
Construction	561	1,207	334	183	41
Consumer, overdrafts and other loans	2,295	2,173	2,279	2,132	2,290
Other commercial	2,029	1,402	1,643	200	82

Total recoveries	5,804	5,577	4,531	2,595	2,500

Net charge-offs	34,244	24,862	48,496	6,274	3,741
Provision for losses on loans	35,630	35,800	52,200	5,475	5,450

Balance at end of period	$41,487	$40,101	$29,163	$25,459	$26,258
Ratio of net charge-offs to average loans outstanding	2.05%	1.44%	2.63%	0.35%	0.23%

Investment Activities

Excluding those issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Bank's retained earnings at December 31, 2010 and 2009, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2010 and 2009, the Bank held approximately $1.1 million and $16.3 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $1.3 million and $16.1 million, respectively. In addition, as of December 31, 2010 and 2009, the Company held approximately $769.5 million and $764.3 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$4,000	$	---	$20	$3,980
Collateralized mortgage obligations	8,311		183	814	7,680
Mortgage-backed securities	590,085		10,879	1,753	599,211
Small Business Administration loan pools	60,063		851	---	60,914
Corporate bonds	49		---	28	21
States and political subdivisions	99,314		378	4,075	95,617
Equity securities	1,230		893	---	2,123
Total available-for-sale securities	$763,052		$13,184	$6,690	$769,546

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,125	$175	$	---	$1,300

Total held-to-maturity securities	$1,125	$175	$	---	$1,300

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$15,931		$28	$	---	$15,959
Collateralized mortgage obligations	51,221		1,042		527	51,736
Mortgage-backed securities	614,338		18,508		672	632,174
Corporate bonds	49		21		13	57
States and political subdivisions	63,686		705		1,904	62,487
Equity securities	1, 374		504		---	1,878

Total available-for-sale securities	$746,599		$20,808		$3,116	$764,291

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$	---		$365	$14,635
States and political subdivisions	1,290		140		---	1,430

Total held-to-maturity securities	$16,290		$140		$365	$16,065

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$34,968	$32	$244	$34,756
Collateralized mortgage obligations	73,976	585	2,647	71,914
Mortgage-backed securities	480,349	6,029	1,182	485,196
Corporate bonds	1,500	---	295	1,205
States and political subdivisions	55,545	107	2,549	53,103
Equity securities	1,552	---	48	1,504
Total available-for-sale securities	$647,890	$6,753	$6,965	$647,678

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,360	$62	$	---	$1,422

Total held-to-maturity securities	$1,360	$62	$	---	$1,422

Additional details of the Company's collateralized mortgage obligations and mortgage-backed securities at December 31, 2010, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collateralized mortgage obligations
FHLMC fixed	$602	$7	$—	$609
GNMA fixed	1,421	7	—	1,428

Total agency	2,023	14	—	2,037

Nonagency fixed	2,201	23	—	2,224
Nonagency variable	4,087	146	814	3,419
Total nonagency	6,288	169	814	5,643
Total collateralized mortgage obligations	$8,311	$183	$814	$7,680

Total fixed	$4,224	$37	$—	$4,261
Total variable	4,087	146	814	3,419
Total collateralized mortgage obligations	$8,311	$183	$814	$7,680

Mortgage-backed securities
FHLMC fixed	$28,153	$1,573	$—	$29,726
FHLMC hybrid ARM	72,358	3,782	3	76,137
Total FHLMC	100,511	5,355	3	105,863

FNMA fixed	29,333	1,246	55	30,524
FNMA hybrid ARM	54,660	2,766	—	57,426
Total FNMA	83,993	4,012	55	87,950

GNMA fixed	6,753	220	—	6,973
GNMA hybrid ARM	398,828	1,292	1,695	398,425
Total GNMA	405,581	1,512	1,695	405,398
Total mortgage-backed securities	$590,085	$10,879	$1,753	$599,211

Total fixed	$64,239	$3,039	$55	$67,223
Total hybrid ARM	525,846	7,840	1,698	531,988
Total mortgage-backed securities	$590,085	$10,879	$1,753	$599,211

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2010.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
One year or less	$265	6.17%	$271
After one through five years	6,029	3.64%	6,045
After five through ten years	8,813	6.00%	8,874
After ten years	148,319	4.48%	145,342
Securities not due on a single maturity date	598,396	3.34%	606,891
Equity securities	1,230	0.18%	2,123

Total	$763,052	3.59%	$769,546

	One Year or Less		After One Through Five Years	After Five Through Ten Years		After Ten Years		Securities Not Due on a Single Maturity Date		Equity Securities		Total
	(In Thousands)

U.S. government agencies	$	---	$3,980	$	---	$	---	$	---	$	---	$3,980
Collateralized mortgage obligations		---	---		---		---		7,680		---	7,680
Mortgage-backed securities		---	---		---		---		599,211		---	599,211
Small Business Administration loan pools		---	---		---		60,914		---		---	60,914
States and political subdivisions		271	2,065		8,874		84,407		---		---	95,617
Corporate bonds		---	---		---		21		---		---	21
Equity securities		---	---		---		---		---		2,123	2,123

Total		$271	$6,045		$8,874		$145,342		$606,891		$2,123	$769,546

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2010.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars In Thousands)
After five through ten years	$1,125	7.31%	$1,300

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010, 2009 and 2008, respectively:

	2010
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In Thousands)
U.S. government agencies	$3,980	$20	$	---	$	---	$3,980	$20
Mortgage-backed securities	231,524	1,753		---		---	231,524	1,753
Collateralized mortgage obligations	---	---		1,809		814	1,809	814
State and political subdivisions	56,221	2,328		5,257		1,747	61,478	4,075
Corporate bonds	8	24		14		4	22	28

	$291,733	$4,125		$7,080		$2,565	$298,813	$6,690

	2009
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$14,635	$365	$	---	$	---	$14,635	$365
Mortgage-backed securities	102,796	672		---		---	102,796	672
State and political subdivisions	9,876	156		8,216		1,748	18,092	1,904
Corporate bonds	5	13		---		---	5	13
Collateralized mortgage obligations	1,993	385		2,464		142	4,457	527

	$129,305	$1,591		$10,680		$1,890	$139,985	$3,481

	2008
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$29,756	$244	$	---	$	---	$29,756	$244
Mortgage-backed securities	129,048	1,010		8,479		172	137,527	1,182
State and political subdivisions	37,491	1,739		2,124		810	39,615	2,549
Corporate bonds	440	60		766		235	1,206	295
Equity securities	---	---		452		48	452	48
Collateralized mortgage obligations	3,609	232		10,063		2,415	13,672	2,647

	$200,344	$3,285		$21,884		$3,680	$222,228	$6,965

On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded.  For debt securities with fair values below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company’s consolidated statement of operations as of December 31, 2010 and 2009, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2009, the Bank increased its deposits through internal growth and through the assumption of deposits in two FDIC-assisted transactions.  The Bank has maintained a high percentage of those deposits through 2010.  Total deposits decreased during 2010 primarily as a result of reductions in brokered deposits.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated. Interest rates on time deposits reflect the rate paid to the certificate holder and do not reflect the effects of the Company's interest rate swaps.

	December 31,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00% - 1.99%	$838,619	32.31%	$781,565	28.80%	$38,987	2.05%
2.00% - 2.99%	298,029	11.48	513,837	18.93	205,426	10.77
3.00% - 3.99%	28,398	1.09	103,217	3.80	446,799	23.43
4.00% - 4.99%	126,001	4.86	222,142	8.19	646,458	33.90
5.00% - 5.99%	8,346	0.32	12,927	0.48	42,847	2.25
6.00% - 6.99%	311	0.01	586	0.02	869	0.05
7.00% and above	---	0.00	33	0.00	186	0.01

Total time deposits	1,299,704	50.07	1,634,307	60.22	1,381,572	72.46
Non-interest-bearing demand deposits	257,569	9.92	258,792	9.53	138,701	7.27
Interest-bearing demand and savings deposits (0.83%-1.00%-1.18%)	1,038,620	40.01	820,862	30.25	386,540	20.27
	2,595,893	100.00%	2,713,961	100.00%	1,906,813	100.00%
Interest rate swap fair value adjustment	---		---		1,215

Total Deposits	$2,595,893		$2,713,961		$1,908,028

A table showing maturity information for the Bank's time deposits as of December 31, 2010, is presented in Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2010. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$131,387	$122,910	$164,186	$118,621	$537,104
$100,000 or more	86,613	77,468	101,698	104,593	370,372
Brokered	98,009	115,744	83,692	65,892	363,337
Public funds(1)	4,354	9,583	6,969	7,985	28,891

Total	$320,363	$325,705	$356,545	$297,091	$1,299,704
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2010 and 2009, the Bank had approximately $363.3 million and $628.3 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2010, is $222.2 million in Certificate of Deposit Account Registry Service (CDARS). This total includes $218.8 in CDARS customer deposit accounts and $3.3 million in CDARS purchased funds. Included in the brokered deposits total at December 31, 2009, is $455.0 million in CDARS. This total includes $359.1 million in CDARS customer deposit accounts and $95.9 million in CDARS purchased funds. CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company. Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.  The Company chose to decrease these balances significantly in 2010 due to our liquidity position.

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

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2010 and 2009, the Bank's FHLBank advances outstanding were $153.5 million and $171.6 million, respectively.

The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2010 that would have allowed approximately $271.0 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRB at December 31, 2010 or 2009 and the facility was not used during 2010.

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

In September 2008, the Company entered into a structured repo borrowing transaction for $50 million.  This borrowing bears interest at a fixed rate of 4.34% if three-month LIBOR remains at 2.81% or less on quarterly interest reset dates; if LIBOR is above the 2.81% rate on quarterly interest reset dates, then the Company’s borrowing rate decreases by 2.5 times the difference in LIBOR (up to 250 basis points).  This borrowing matures September 15, 2015, and has a call provision that allows the repo counterparty to call the borrowing quarterly beginning September 15, 2011.  The Company pledges investment securities to collateralize this borrowing.

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.89% and 1.88% at December 31, 2010 and 2009, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities are redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 1.69% at both December 31, 2010 and 2009.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$168,443	$234,413	$198,273
Average balance	162,378	190,903	133,477
Weighted average interest rate	3.40%	2.80%	3.75%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2010	2009	2008
	(Dollars In Thousands)

FHLBank advances	$153,525	$171,603	$120,472

Weighted average interest rate of FHLBank advances	3.96%	4.00%	3.30%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated. Other borrowings include primarily overnight borrowings and securities sold under reverse repurchase agreements.

	Year Ended December 31, 2010
	Maximum Balance		Average Balance		Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Overnight borrowings	$	---	$	---	---%
Securities sold under reverse repurchase agreements		328,317		291,400	0.36
Federal Reserve term auction facility		---		---	---
Other		778		292	---

Total				$291,692	0.36%
Total maximum month-end balance		$328,567

	Year Ended December 31, 2009
	Maximum Balance		Average Balance		Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Overnight borrowings	$	---	$	---	---%
Federal Reserve term auction facility		85,000		28,030	0.33
Securities sold under reverse repurchase agreements		357,966		320,141	1.27
Other		380		337	---

Total				$348,508	1.19%
Total maximum month-end balance		$443,333

	Year Ended December 31, 2008
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Overnight borrowings	$60,900	$4,291	3.12%
Federal Reserve term auction facility	85,000	63,682	2.35
Securities sold under reverse repurchase agreements	229,274	179,117	2.02
Other	367	159	---

Total		$247,249	2.12%
Total maximum month-end balance	$298,262

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2010		2009		2008
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Federal Reserve term auction facility	$—	—%	$—	—%	$83,000	0.55%
Securities sold under reverse repurchase agreements	257,180	0.26	335,893	0.70	215,261	1.67
Other	778	—	289	—	368	—

Total	$257,958	0.26%	$336,182	0.70%	$298,629	1.35%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Structured repurchase agreements:
Maximum balance	$53,189	$53,211	$50,000
Average balance	53,169	51,078	14,754
Weighted average interest rate	4.31%	4.26%	4.34%

The following table sets forth certain information as to the Company's structured repurchase agreements at the dates indicated.

	December 31,
	2010	2009	2008
	(Dollars In Thousands)

Structured repurchase agreements	$53,142	$53,194	$50,000
Weighted average interest rate of structured repurchase agreements	4.31%	4.26%	4.34%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$30,929	$30,929	$30,929
Average balance	30,929	30,929	30,929
Weighted average interest rate	1.87%	2.50%	4.73%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated.

	December 31,
	2010	2009	2008
	(Dollars In Thousands)

Subordinated debentures	$30,929	$30,929	$30,929
Weighted average interest rate of subordinated debentures	1.85%	1.85%	4.87%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $102.3 million at December 31, 2010, of its assets in service corporations. At December 31, 2010, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2010, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $2.7 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel.  At December 31, 2010, the Bank's total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $2.3 million. CDC and CDE were incorporated and organized in 2010 under the laws of the State of Missouri. At December 31, 2010, the Bank's total investment in GS, L.L.C. ("GSLLC") was $15.7 million. GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. At December 31, 2010, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $12.6 million. GSSCLLC was incorporated and organized in 2009 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. At December 31, 2010, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $200,000. GSRE Holding was incorporated and organized in 2009 under the laws of the State of Missouri. At December 31, 2010, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-. GSRE Holding II was incorporated and organized in 2009 under the laws of the State of Missouri. In addition, Great Southern has two other subsidiary companies that are not considered service corporations, GSB One, L.L.C. and GSB Two, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2010 and 2009, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income of $-0- in each of the years ended December 31, 2010 and 2009.

General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $173,000 and $170,000 in the years ended December 31, 2010 and 2009, respectively. In addition, Great Southern Insurance had gross revenues of $1.5 million and $1.4 million in the years ended December 31, 2010 and 2009, respectively.

Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2010, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from thirteen full-time locations, including a facility at the Springfield-Branson National Airport, and additional corporate on-site locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $442,000 and net loss of $(105,000) in the years ended December 31, 2010 and 2009, respectively. In addition, Great Southern Travel had gross revenues of $6.1 million and $5.1 million in the years ended December 31, 2010 and 2009, respectively.

GSB One, L.L.C. At December 31, 2010, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $890 million.  The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $32.3 million in each of the years ended December 31, 2010 and 2009.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability corporations (as a limited partner) for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had a consolidated net loss of $(21,000) in year ended December 31, 2010, its first year of operation.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2010, GSRE Holding held one real estate asset with a balance of $958,000.  In 2009, GSRE Holding did not hold any significant real estate assets. GSRE Holding had net income of $-0- in each of the years ended December 31, 2010 and 2009.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2010, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2010 and 2009.

GS, L.L.C. GS, L.L.C. was organized in 2005.  GSLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(7.1 million) and $(2.4 million) in the years ended December 31, 2010 and 2009, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSC, L.L.C. was organized in 2008.  GSSCLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income of $88,000 and $894,000 in the years ended December 31, 2010 and 2009, respectively.

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

Employees

At December 31, 2010, the Bank and its affiliates had a total of 1,086 employees, including 272 part-time employees.  None of the Bank's employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

Government Supervision and Regulation

General

On June 30, 1998, the Bank converted from a federal savings bank to a Missouri-chartered trust company.  The Bank is regulated as a bank under state and federal law.  By converting, the Bank was able to expand its consumer and commercial lending authority.

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.  The earnings of the Bank's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the FRB, the Federal Deposit Insurance Corporation ("FDIC") and Missouri Division of Finance (“MDF”).  The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”), and not for the protection of stockholders.

Recent Legislation Impacting the Financial Services Industry

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

•
Provide for new disclosure and other requirements relating to executive compensation and corporate governance and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts and IOLTA accounts at all insured depository institutions.

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

Under FRB policy and the Dodd-Frank Act, a bank holding company must serve as a source of strength for its subsidiary banks.  Accordingly, the FRB may require, and has required in the past, that a bank holding company contribute additional capital to an undercapitalized subsidiary bank.

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

The federal banking agencies are generally authorized to approve interstate bank merger transactions and de novo branching without regard to whether such transactions are prohibited by the law of any state.  Interstate acquisitions of branches are generally permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

As required by federal law, federal regulations prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production, including guidelines to ensure that interstate branches operated by an out-of-state bank in a host state reasonably help to meet the credit needs of the communities which they serve.

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

Capital

General.  The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater. As of December 31, 2010, the Bank was "well capitalized."  An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2010, the Company was "well capitalized."

Possible Changes to Capital Requirements Resulting from Basel III.  In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Great Southern.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Insurance of Accounts and Regulation by the FDIC

Great Southern is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  The general deposit insurance limit is $250,000.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under the rules in effect through March 31, 2011, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2010, with growth assumed quarterly at annual rate of 5%.  We prepaid $13.2 million, which will be expensed in the normal course of business throughout the three-year period. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2010, the assessment rate was 1.04 basis points per $100 of assessable deposits.  For the first quarter of 2011, the rate is 1.02 basis points.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

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

Temporary Liquidity Guarantee Program

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system.  The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing unlimited deposit insurance for non-interest bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount.  The Company and the Bank did not issue any debt under this program.  The Bank participated in the transaction account guarantee program during the extension period ending December 31, 2010.  The fees for this program ranged from 15-25 basis points (annualized), depending on the institution’s Risk Category for deposit insurance assessment purposes, assessed on amounts in covered accounts exceeding $250,000.

Under the Dodd-Frank Act, non-interest bearing deposit transaction accounts and IOLTA accounts receive unlimited deposit insurance through December 31, 2012, and the Bank pays no additional fees or premiums for this coverage.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2010, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2010, Great Southern had $11.6 million in FHLBank stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.20% and were 2.50% for year the ended December 31, 2010.

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

Bad Debt Deduction

As of December 31, 2010 and 2009, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2010 and 2009.

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

Alternative Minimum Tax

Corporations generally are subject to a 20% corporate alternative minimum tax ("AMT"). A corporation must pay the AMT to the extent it exceeds that corporation's regular federal income tax liability The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986; and (ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined.  Any AMT paid may be credited against future regular federal income tax liabilities to the extent the regular federal income tax liability exceeds the AMT liability.  In addition, certain credits may be used to reduce AMT tax obligations.  The Company has invested in certain partnerships that generate tax credits (low-income housing and rehabilitation tax credits) that may be used to reduce their AMT tax.

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

The Bank also has full service offices in Kansas, Iowa, Nebraska and Arkansas, as well as loan production offices in some of these states.  As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states.  In addition, Great Southern Travel has locations in each of these states except Nebraska.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2006, have been closed without audit.

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

Another large concentration of loans contiguous to Springfield is in the Branson area.  The region is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which has been constructed in Branson’s historic downtown.  In addition, several large national retailers have opened new stores in Branson.  In 2010, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  At December 31, 2010, approximately 12% of our loan portfolio consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.

In addition to the concentrations in the southwest Missouri area, we also have a concentration of loans to borrowers in or secured by properties in the St. Louis, Missouri metropolitan area.  At December 31, 2010, approximately 17% of our loan portfolio consisted of loans apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri metropolitan area.

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

Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 64.1% of our total loan portfolio as of December 31, 2010.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2010, we had $174.1 million of loans secured by apartments, $134.4 million of loans secured by healthcare facilities, $116.8 million of loans secured by motels, $96.8 million of loans secured by retail-related projects, $80.8 million of loans secured by office/warehouse facilities and $69.7 million of loans secured by residential subdivisions, which are particularly sensitive to certain risks, including the following:

•	large loan balances owed by a single borrower;

•	payments that are dependent on the successful operation of the project; and

•	loans that are more directly impacted by adverse conditions in the real estate market or the economy generally.

The risks associated with construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment.  These loans may include financing the development and/or construction of residential subdivisions.  This activity may involve financing land purchases, infrastructure development (e.g., roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale of developed properties is critical to the success of the developer’s business, loan repayment may be especially subject to the volatility of real estate market values.  Management has established underwriting and monitoring criteria to help minimize the inherent risks of commercial real estate construction lending. However, there is no guarantee that these controls and procedures will reduce losses on this type of lending.

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

We plan to continue to originate commercial real estate and construction loans based on economic and market conditions.  In the current economic situation, we do not anticipate that there will be significant demand for these types of loans in the near term.  Because of the increased risks related to these types of loans, we may determine it necessary to increase the level of our provision for loan losses. Increased provisions for loan losses would adversely impact our operating results.  See “Item 1. Business-The Company-Lending Activities-Commercial Real Estate and Construction Lending,” “-Other Commercial Lending,” “-Residential Real Estate Lending” and “-Allowance for Losses on Loans and Foreclosed Assets” and “Item 7. Management’s Discussion of Financial Condition and Results of Operations – Non-performing Assets” in this Report.

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

Due to the high level of competition for deposits in our markets, we utilize a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $144.5 and $153.5 million at December 31, 2010, compared with $269.2 million and $171.6 million at December 31, 2009.  Although brokered deposits have decreased substantially since December 31, 2008 and compared to previous years, we expect to continue to reduce our reliance on brokered deposits.  However, we do expect to continue to utilize brokered deposits from time to time as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2010 and 2009, were Great Southern Bank customer deposits totaling $218.8 million and $359.1 million, respectively, that were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2010, the Bank owned $11.6 million of Federal Home Loan Bank of Des Moines stock, which declared and paid an annualized dividend approximating 4.00% (including a 2.00% special dividend) during the fourth quarter of 2010.  The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance premiums increased significantly in 2009 and we may pay higher FDIC premiums in the future. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund's ratio of reserves to insured deposits.  The FDIC also implemented a special assessment equal to five basis points of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $1.7 million in the second quarter of 2009 for this special assessment.  In November 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2010, and for all of 2010, 2011, and 2012, on December 30, 2009.  We prepaid $13.2 million, which will be expensed in the normal course of business throughout this three-year period.

The FDIC’s Temporary Liquidity Guarantee Program, or TLGP, has expired, but guarantees made by the FDIC on certain debt under the TLGP remain in effect through December 31, 2012.  To the extent that assessments under the TLGP are insufficient to cover any loss or expenses of the FDIC arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.

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

•
Great Southern Bank entered into loss sharing agreements with the FDIC as part of the TeamBank, N.A. and Vantus Bank transactions. These loss sharing agreements require that Great Southern Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by Great Southern Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We completed two significant acquisitions in 2009 and have opened additional banking offices in recent years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

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

We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, we have grown our business successfully by focusing on our geographic market and emphasizing the high level of service and responsiveness desired by our customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, consumer finance companies, insurance companies and brokerage firms.  Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors (including certain nationwide banks that have a significant presence in our market area) may be able to price loans and deposits more aggressively than we do, and smaller and newer competitors may also be more aggressive in terms of pricing loan and deposit products than us in order to obtain a larger share of the market.  As we have grown, we have become dependent from time to time on outside funding sources, including funds borrowed from the Federal Home Loan Bank of Des Moines and brokered deposits, where we face nationwide competition.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

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

We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have an adverse effect on our business and operations.  For example, a federal rule which took effect on July 1, 2010 prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This new rule adversely affected our non-interest income during the second half of 2010. Compared to the quarters ended December 31, 2009 and September 30, 2010, income related to total service charges and ATM fees decreased $726,000 and $370,000, respectively, during the quarter ended December 31, 2010.  This rule is likely to continue to adversely affect the results of our operations by reducing the amount of our non-interest income.

Our success depends on our continued ability to maintain compliance with the various regulations to which we are subject.  Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation. See “Item 1.-The Company -Government Supervision and Regulation” in this Report.

The Company and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the FRB, the FDIC and the Missouri Division of Finance. If the Company or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations could be materially and adversely affected and could compromise the status of the Company as a financial holding company.  See “Item 1.-The Company -Government Supervision and Regulation” in this Report.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, one year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also permanently increases the general limit on deposit insurance for banks to $250,000 and non-interest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive acts and practices.

Additional provisions of the Dodd-Frank Act are described in this report under “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effect of Federal Laws and Regulations-Recent Legislation Impacting the Financial Services Industry.”

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.  Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements contained in Item 8 of this Report.  These accounting policies are critical to presenting our financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions.

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

As of December 31, 2010, we had outstanding $30.9 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts.  We have also guaranteed those trust preferred securities.  There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the Series A Preferred Stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

The dividends declared on our Series A Preferred Stock reduce the net income available to common stockholders and our earnings per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Great Southern Bancorp, Inc.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Series A Preferred Stock is exercised.  The 909,091 shares of common stock underlying the warrant represented approximately 6.3% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2010, the Company operated 75 retail banking centers and over 200 Automated Teller Machines ("ATMs") in Missouri, Iowa, Nebraska, Kansas and Arkansas.  The majority of our banking center locations are in southwest and central Missouri with additional concentrations in the Sioux City, Iowa., Des Moines, Iowa. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2010, the Company also operated four loan production offices that serve market areas in which banking centers were also operated.  In addition, the travel division has offices in some banking center locations as well as several small offices in other locations including some of its larger corporate customers' headquarters.  The Company owns 65 of its locations with the remaining 17 leased for various terms.  Of the leased locations, six represent buildings that are owned on land that is leased.  All buildings owned are free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $68.4 million and $42.4 million at December 31, 2010 and 2009, respectively.  See also Note 7 and Note 17 of the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS.

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened litigation with counsel, management believes at this time that, except as noted below, the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders' equity. We are not able to predict at this time whether the outcome of such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

On November 22, 2010, a suit was filed against the Bank in Missouri state court in Springfield by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws.  The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts.  The Bank has filed for a motion to dismiss the suit.  At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

ITEM 4.  RESERVED

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

Steven G. Mitchem. Mr. Mitchem, age 59, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 46, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 53, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 55, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information. The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2010 there were 13,454,000 total shares of common stock outstanding and approximately 2,300 shareholders of record.

High/Low Stock Price

	2010		2009		2008
	High	Low	High	Low	High	Low

First Quarter	$24.50	$20.35	$15.26	$9.04	$21.81	$15.32
Second Quarter	26.32	20.30	22.96	13.16	15.95	7.73
Third Quarter	22.22	19.37	24.47	18.33	15.50	7.82
Fourth Quarter	24.60	21.05	24.60	20.68	13.15	7.03

The last sale price of the Company's Common Stock on December 31, 2010 was $23.59.

Dividend Declarations

	December 31, 2010	December 31, 2009	December 31, 2008

First Quarter	$.180	$.180	$.180
Second Quarter	.180	.180	.180
Third Quarter	.180	.180	.180
Fourth Quarter	.180	.180	.180

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Issuer Purchases of Equity Securities

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the Treasury’s Capital Purchase Program (CPP) precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the fourth quarter of 2010.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2010 - October 31, 2010	---	$	---	---	396,562
November 1, 2010 - November 30, 2010	---		---	---	396,562
December 1, 2010 - December 31, 2010	---		---	---	396,562

	---	$	---	---

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2010, 2009, 2008, 2007 and 2006, are derived from our Consolidated Financial Statements, which have been audited by BKD, LLP.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Information.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)

Summary Statement of Condition Information:
Assets	$3,411,505	$3,641,119	$2,659,923	$2,431,732	$2,240,308
Loans receivable, net	1,899,386	2,091,394	1,721,691	1,820,111	1,674,618
Allowance for loan losses	41,487	40,101	29,163	25,459	26,258
Available-for-sale securities	769,546	764,291	647,678	425,028	344,192
Foreclosed assets held for sale, net	60,262	41,660	32,659	20,399	4,768
Deposits	2,595,893	2,713,961	1,908,028	1,763,146	1,703,804
Total borrowings	495,554	591,908	500,030	461,517	325,900
Stockholders' equity (retained
earnings substantially restricted)	304,009	298,908	234,087	189,871	175,578
Common stockholders' equity	247,529	242,891	178,507	189,871	175,578
Average loans receivable	2,019,361	2,028,067	1,842,002	1,774,253	1,653,162
Average total assets	3,528,043	3,403,059	2,522,004	2,340,443	2,179,192
Average deposits	2,661,164	2,483,264	1,901,096	1,784,060	1,646,370
Average stockholders' equity	309,558	274,684	183,625	185,725	165,794
Number of deposit accounts	171,278	173,842	95,784	95,908	91,470
Number of full-service offices	75	72	39	38	37

	For the Year Ended December 31,
	2010	2009	2008	2007		2006
	(In Thousands)
Summary Statement of Operations Information:
Interest income:
Loans	$145,832	$123,463	$119,829		$142,719		$133,094
Investment securities and other	27,359	32,405	24,985		21,152		16,987
	173,191	155,868	144,814		163,871		150,081
Interest expense:
Deposits	38,427	54,087	60,876		76,232		65,733
Federal Home Loan Bank advances	5,516	5,352	5,001		6,964		8,138
Short-term borrowings and repurchase agreements	3,329	6,393	5,892		7,356		5,648
Subordinated debentures issued to capital trust	578	773	1,462		1,914		1,335
	47,850	66,605	73,231		92,466		80,854
Net interest income	125,341	89,263	71,583		71,405		69,227
Provision for loan losses	35,630	35,800	52,200		5,475		5,450
Net interest income after provision for loan losses	89,711	53,463	19,383		65,930		63,777
Noninterest income:
Commissions	8,284	6,775	8,724		9,933		9,166
Service charges and ATM fees	18,652	17,669	15,352		15,153		14,611
Net realized gains on sales of loans	3,765	2,889	1,415		1,037		944
Net realized gains (losses) on sales
of available-for-sale securities	8,787	2,787	44		13		(1)
Realized impairment of available-for-sale securities	---	(4,308)	(7,386)		(1,140)		---
Late charges and fees on loans	767	672	819		962		1,567
Change in interest rate swap fair value net of
change in hedged deposit fair value	---	1,184	6,981		1,632		1,498
Gain recognized on business acquisitions	---	89,795	---		---		---
Accretion (amortization) of income/expense related to business acquisition	(10,427)	2,733	---		---		---
Other income	2,124	2,588	2,195		1,829		1,847
	31,952	122,784	28,144		29,419		29,632
Noninterest expense:
Salaries and employee benefits	44,842	40,450	31,081		30,161		28,285
Net occupancy expense	14,341	12,506	8,281		7,927		7,645
Postage	3,303	2,789	2,240		2,230		2,178
Insurance	4,562	5,716	2,223		1,473		876
Advertising	1,932	1,488	1,073		1,446		1,201
Office supplies and printing	1,522	1,195	820		879		931
Telephone	2,333	1,828	1,396		1,363		1,387
Legal, audit and other professional fees	2,867	2,778	1,739		1,247		1,127
Expense on foreclosed assets	4,914	4,959	3,431		608		119
Write-off of trust preferred securities issuance costs	---	---	---		---		783
Other operating expenses	8,288	4,486	3,422		4,373		4,275
	88,904	78,195	55,706		51,707		48,807
Income (loss) before income taxes	32,759	98,052	(8,179)		43,642		44,602
Provision (credit) for income taxes	8,894	33,005	(3,751)		14,343		13,859
Net income (loss)	$23,865	$65,047	$(4,428)		$29,299		$30,743
Preferred stock dividends and discount accretion	$3,403	$3,353	$242	$	---	$	---
Net income (loss) available to common shareholders	$20,462	$61,694	$(4,670)		$29,299		$30,743

	At or For the Year Ended December 31,
	2010		2009		2008		2007		2006
	(Dollars in thousands, except per share data)
Per Common Share Data:
Basic earnings (loss) per common share	$1.52		$4.61		$(0.35)		$2.16		$2.24
Diluted earnings (loss) per common share	1.46		4.44		(0.35)		2.15		2.22
Cash dividends declared	0.72		0.72		0.72		0.68		0.60
Book value per common share	18.40		18.12		13.34		14.17		12.84
Average shares outstanding	13,434		13,390		13,381		13,566		13,697
Year-end actual shares outstanding	13,454		13,406		13,381		13,400		13,677
Average fully diluted shares outstanding	14,046		13,382		13,381		13,654		13,825

Earnings Performance Ratios:
Return on average assets(1)	0.68%		1.91%		(0.18)%		1.25%		1.41%
Return on average stockholders' equity(2)	9.42		29.72		(2.47)		15.78		18.54
Non-interest income to average total assets	0.91		3.61		1.12		1.25		1.36
Non-interest expense to average total assets	2.52		2.30		2.21		2.21		2.24
Average interest rate spread(3)	3.81		2.98		2.74		2.71		2.83
Year-end interest rate spread	3.81		3.56		3.02		3.00		2.95
Net interest margin(4)	3.93		3.03		3.01		3.24		3.39
Efficiency ratio(5)	56.52		36.88		55.86		51.28		49.37
Net overhead ratio(6)	1.61		(1.31)		1.09		0.95		0.88
Common dividend pay-out ratio	42.35		15.35		N/A		31.63		27.03

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	2.48%		2.35%		1.66%		1.38%		1.54%
Non-performing assets/year-end loans and foreclosed assets	3.93		2.99		3.69		2.99		1.46
Allowance for loan losses/non-performing loans	141.02		151.38		87.84		71.77		129.71
Net charge-offs/average loans	2.05		1.44		2.63		0.35		0.23
Gross non-performing assets/year end assets	2.30		1.79		2.48		2.30		1.12
Non-performing loans/year-end loans	1.52		1.24		1.90		1.92		1.19

Balance Sheet Ratios:
Loans to deposits	73.17%		77.06%		90.23%		103.23%		98.29%
Average interest-earning assets as a percentage of average interest-bearing liabilities	108.22		102.17		108.98		112.71		114.26

Capital Ratios:
Average common stockholders' equity to average assets	7.2%		6.4%		7.1%		7.9%		7.6%
Year-end tangible common stockholders' equity to assets	7.1		6.5		6.7		7.7		7.8
Great Southern Bancorp, Inc.:
Tier 1 risk-based capital ratio	16.8		15.0		13.8		10.6		10.7
Total risk-based capital ratio	18.0		16.3		15.1		11.9		11.9
Tier 1 leverage ratio	9.5		8.6		10.1		9.1		9.2
Great Southern Bank:
Tier 1 risk-based capital ratio	14.6		12.9		10.7		10.4		10.2
Total risk-based capital ratio	15.8		14.2		11.9		11.7		11.5
Tier 1 leverage ratio	8.3		7.4		7.8		9.0		8.9
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement: (7)
Including deposit interest	1.53	x	2.30	x	0.88	x	1.47	x	1.55	x
Excluding deposit interest	2.99	x	6.29	x	0.33	x	3.69	x	3.95	x

____________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7) (8)
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. In addition, the Bank’s regulators could require additional provisions for loan losses as part of their examination process. The Bank's latest annual regulatory examination was completed in December 2010.

Additional discussion of the allowance for loan losses is included in "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

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

Carrying Value of FDIC-covered Loans and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805 (SFAS No. 141(R), Business Combinations). However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 5 included in Item 8. “Financial Statements and Supplementary Information” for additional information.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2010, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. At December 31, 2010, goodwill consisted of $379,000 at the Bank reporting unit and $876,000 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At

December 31, 2010, the amortizable intangible assets consisted of core deposit intangibles of $4.1 million at the Bank reporting unit and $29,000 of non-compete agreements at the Travel reporting unit. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 to the accompanying audited financial statements for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2010. While the Company believes no impairment existed at December 31, 2010, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

In the year ended December 31, 2010, Great Southern's net loans decreased $205.2 million, or 9.9%, from $2.08 billion at December 31, 2009, to $1.88 billion at December 31, 2010. A portion of the decrease in net loans was due to a $120.9 million, or 28.4%, decrease in the loan portfolios acquired through the 2009 FDIC-assisted transactions, primarily because of loan repayments. Excluding the reductions in these acquired portfolios, loans decreased by approximately $84.3 million, primarily due to a decrease in outstanding construction loans (net of the undisbursed portion) of $75.2 million, or 23.4%, and a decrease in outstanding commercial real estate loans of $32.8 million, or 5.8%.  These loan types decreased due to reduced activity in the market caused by the downturn in the economy.  Partially offsetting these decreases was a $18.4 million, or 12.7%, increase in other commercial loans.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time and the loan portfolio may continue to shrink due to net loan repayments. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels in the current credit and economic environments.

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

In the year ended December 31, 2010, available-for-sale securities increased $5.2 million, or 0.7%, from $764.3 million at December 31, 2009, to $769.5 million at December 31, 2010. The increase was primarily due to purchases of municipal securities and Small

Business Administration (SBA) loan pools, offset by sales of virtually all of the securities (primarily mortgage-backed securities) acquired through the 2009 FDIC-assisted transactions.

Cash and cash equivalents totaled $430.0 million at December 31, 2010 compared to $444.6 million at December 31, 2009. Cash and cash equivalents increased significantly during 2009 as a result of the two FDIC-assisted transactions completed by the Company.  During 2010, cash and cash equivalents remained at a higher level because of net loan repayments and lower overall loan demand.

The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2010, total deposit balances decreased $118.1 million, or 4.4%. The addition of the TeamBank and Vantus Bank core deposits during 2009 provided a relatively lower cost funding source, which allowed the Company to reduce some of its higher cost funds.  Beginning in the latter quarters of 2009, the Company redeemed brokered deposits as it experienced growth in transaction deposit accounts.  In addition, as retail certificates of deposit matured they were renewed or replaced with certificates of deposit with lower market rates of interest.  Customer preference to transition from time deposits to transaction deposits continued into 2010 as lower-cost checking accounts increased while higher-cost CDARS accounts decreased.  Interest-bearing transaction accounts increased $217.7 million and non-interest-bearing checking accounts decreased $1.2 million. Retail certificates of deposit decreased $69.7 million while total brokered deposits decreased $265.0 million. There is a high level of competition for deposits in our markets. While it is our goal to gain checking account and certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.  Included in total brokered deposits at December 31, 2010 and December 31, 2009, were Great Southern Bank customer deposits totaling $218.8 million and $359.1 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

Total brokered deposits, excluding the CDARS customer accounts discussed above, were $144.5 million at December 31, 2010, down from $273.5 million at December 31, 2009. As previously mentioned, in the latter quarters of 2009, the Company began redeeming brokered deposits, including CDARS purchased funds, as it experienced growth in transaction deposit accounts.  The addition of the TeamBank and Vantus Bank deposits created additional liquidity and reduced the need for brokered deposits.  No interest rate swaps were associated with the Company’s brokered certificates at December 31, 2010.  The majority of the Company’s brokered certificates of deposit have fixed rates of interest and mature in 2011.

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
Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime rate" of interest and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances.

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At December 31, 2010, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $691 million with rates that change immediately with changes to the prime rate of interest. Of this total, $619 million also had interest rate floors. These floors were at varying rates, with $108 million of these loans having floor rates of 7.0% or greater and another $467 million of these loans having floor rates between 5.0% and 7.0%. In addition, there were $44 million of these loans with floor rates between 3.25% and 5.0%. At December 31, 2010, all $619 million of these loans were at their floor rates. During 2003 and 2004, the Company's loan portfolio had loans with rate floors that were much lower. However, since market interest rates were also much lower at that time, these loan rate floors went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 139 and 55 basis points higher than the "prime rate of interest" at December 31, 2003 and 2004, respectively. As interest rates rose in the second half of 2004 and throughout 2005 and 2006, these interest rate floors were exceeded and the loans reverted back to their normal contractual interest rate terms. At December 31, 2005, the loan yield for the portfolio was approximately 8 basis points higher than the "prime rate of interest," resulting in lower interest rate margins. At December 31, 2006, the loan portfolio yield was approximately 5 basis points lower than the "prime rate of interest." During the latter portion of 2007 and throughout subsequent periods, as the "prime rate of interest" decreased, the Company's loan portfolio again had loans with rate floors that went into effect and established a loan rate which was higher than the contractual rate would have otherwise been. This contributed to a loan yield for the entire portfolio which was approximately 33 basis points higher than the "prime rate of interest" at December 31, 2007. The loan yield for the portfolio increased to levels that were approximately 278, 300 and 310 basis points higher than the national "prime rate of interest" at December 31, 2010, 2009 and 2008, respectively. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2009, non-interest income was also affected by the gains recognized on the FDIC-assisted transactions. In 2010, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.

On July 1, 2010, a federal rule went into effect that prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  As expected, this recent federal rule has had an adverse affect on the amount of non-interest income we generate. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.

Non-interest income for 2010 decreased $90.8 million primarily as a result of the one-time initial gains recorded in 2009 of $43.9 million related to the TeamBank transaction and $45.9 million related to the Vantus Bank transaction.  During the 2010 period, no such one-time gains were recorded.  Other types of non-interest income such as gains on sales of securities, securities impairments in the 2009 periods, commission income, deposit account charges, changes in estimated cash flows and projected losses related to the FDIC-assisted acquisitions, also contributed to the change for the year.  Details of the change in non-interest income are provided in the “Results of Operations and Comparison for the Years Ended December 31, 2010 and 2009” section of this Report.

Total non-interest expense increased in 2010 compared to 2009 due primarily to the overall increased cost of the Company’s expanded operations.  The 2009 FDIC-assisted transactions, along with continued internal growth through new banking centers, contributed to increased salaries and benefits and occupancy and equipment expenses in particular.  In 2009, the Company opened banking centers in Creve Coeur, Mo. and Lee’s Summit Mo., and in 2010, the Company opened banking centers in Rogers, Ark., De Peres, Mo. and Forsyth, Mo.

Business Initiatives

In 2010, Great Southern opened three banking centers as part of its long-term strategic plan to open two to three banking centers a year as market conditions warrant. In May 2010, the Company opened its first Northwest Arkansas banking center in Rogers, Ark. This banking center operates in the same building as the Company’s loan production office and travel agency. In September 2010, a banking center was opened in Des Peres, Mo., marking the second banking center location in the St. Louis metro market. The Des Peres office complements the Creve Coeur banking center opened in 2009. Finally, in December 2010, the Company opened a banking center in Forsyth, Mo., adding to the four banking centers that operate in the Branson/Lakes area.

Great Southern Travel acquired two agencies in 2010. Pathfinder Travel and Cruises in Olathe, Kan., was acquired in July. In November, Great Southern Travel purchased Travel World in West Des Moines, Iowa. The Company also operates banking centers in both of these markets.

In 2011, the Company anticipates opening two to three banking centers as a part of its long-term strategic plan. Two locations for banking centers have been selected, with regulatory approval pending. The first banking center is located at 8235 Forsyth Boulevard in Clayton, Mo. The banking center is expected to open in April 2011. In addition, the Company’s Creve Coeur loan production office plans to relocate to the same office complex in May 2011. Clayton is a major business center of metropolitan St. Louis and the seat of St. Louis County.

The second location is in Springfield, Mo. Pending regulatory approval, the Company will construct a new full-service banking center on South Campbell Avenue in Springfield. The banking center will replace a current office on South Campbell, which is less than a mile from the new site. The new, larger office will offer better access for customers and is expected to open during the third quarter of 2011.

Expansion of the Company’s Operation Center in Springfield is expected to be complete during the first quarter of 2011.  A 20,000 sq. ft. addition is under construction to accommodate the Company’s growth and provide for potential future growth.

At the end of February 2011, the Great Southern Residential Lending team moved into a stand-alone building the Company purchased in south Springfield. The facility, named the Great Southern Home Loan Center, houses residential lending originators and support staff. The Home Loan Center creates greater visibility for the lending team and provides needed space in light of the Company’s recent expansion and anticipated growth.

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

In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Great Southern.  For banks in the United States, among the provisions concerning capital are: (i) a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period; (iii) a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period; (iv) an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice; and (v) restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Recent Accounting Pronouncements

See Note 1 to the accompanying audited financial statements for a description of recent accounting pronouncements including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

During the year ended December 31, 2010, total assets decreased by $229.6 million to $3.4 billion. Most of the decrease was due to the repayment of loans and reductions in payments expected to be received from the FDIC through the loss sharing agreements recorded as the FDIC indemnification asset. Net loans decreased $205.2 million to $1.9 billion at December 31, 2010, due in part to a $120.9 million decrease in the acquired loan portfolios. Excluding loans covered in FDIC-assisted transactions, outstanding construction loans (net of the undisbursed portion) and commercial real estate loans decreased $75.2 million and $32.8 million, respectively.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. Aside from any potential future acquisitions, of which none are currently contemplated, the Company does not expect to grow the loan portfolio significantly at this time. Related to the loans purchased in the FDIC-assisted transactions, the Company recorded an indemnification asset which represents payments expected to be received from the FDIC through loss sharing agreements.  During the year ended December 31, 2010, the FDIC indemnification asset decreased $40.6 million to $100.9 million due to actual payments received from the FDIC as well as expected improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected improved cash flows are further discussed in the “Interest Income – Loans” section below.  During the year ended December 31, 2010, cash and cash equivalents decreased $14.6 million but still remain historically high at $430.0 million, as liquidity was used to purchase available-for-sale securities for pledging and to allow some brokered deposits to mature without replacement.  During the year ended December 31, 2010, available-for-sale securities increased $5.2 million to $769.5 million.  The increase was primarily due to purchases of municipal securities and SBA loans pools.  In the year ended December 31, 2010, municipal securities increased $33.1 million and SBA loan pools purchased totaled $60.9 million at December 31, 2010.  The Company began purchasing SBA loan pools during 2010 for their variable interest rate characteristics and guarantee by the federal government, which makes them relatively low-risk investments.  During 2010, the Company sold virtually all of the securities acquired through the 2009 FDIC-assisted transactions to eliminate securities with lower yields and blocks of smaller securities and to realize the gain positions of the securities which permanently increased common stockholders’ equity.  The sale of these acquired securities offset the purchases previously mentioned and was the primary reason mortgage-backed securities decreased $33.0 million, or 5.2%, and collateralized mortgage obligations decreased $44.1 million, or 85.2%, from December 31, 2009.  These sales, in addition to other sales of mortgage-backed securities during 2010 resulted in gains of $8.8 million recorded in non-interest income for the year ended December 31, 2010.  While there is no specifically stated goal, the available-for-sale securities portfolio has in recent periods been approximately 15% to 25% of total assets. The available-for-sale securities portfolio was 22.6% and 21.0% of total assets at December 31, 2010 and December 31, 2009, respectively. The Company expects that it may maintain a higher level of investment securities and cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this will continue to have the effect of suppressing net interest margin and net interest income. Foreclosed assets increased $18.6 million during the year ended December 31, 2010. See “Non-performing Assets – Foreclosed Assets” for additional information on the Company’s foreclosed assets.

Total liabilities decreased $234.7 million from December 31, 2009 to $3.11 billion at December 31, 2010. The decrease was primarily attributable to decreases in deposits, securities sold under repurchase agreements with customers and FHLBank advances.  Deposits decreased $118.1 million from December 31, 2009. Checking account balances totaled $1.30 billion at December 31, 2010, up from $1.08 billion at December 31, 2009. Interest-bearing checking accounts (mainly money market accounts) increased $217.7 million and non-interest bearing checking accounts decreased $1.2 million. Total brokered deposits (excluding CDARS customer account balances) were $144.5 million at December 31, 2010, compared to $273.5 million at December 31, 2009.  CDARS purchased funds and retail certificates of deposit decreased $92.5 million and $69.7 million, respectively, from December 31, 2009.  In addition, at December 31, 2010 and December 31, 2009, Great Southern Bank customer deposits totaling $218.8 million and $359.1 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. Securities sold under reverse repurchase agreements with customers decreased $78.7 million from December 31, 2009 as these balances fluctuate over time and rates paid on these accounts decreased. FHLBank advances decreased $18.1 million from the December 31, 2009 level. The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $5.1 million from $298.9 million at December 31, 2009 to $304.0 million at December 31, 2010. The Company recorded net income of $23.9 million for the year ended December 31, 2010, common and preferred dividends declared were $12.6 million and accumulated other comprehensive income decreased $7.3 million.  The decrease in accumulated other comprehensive income resulted from decreases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $1.1 million due to stock option exercises.

Our participation in the Capital Purchase Program ("CPP") of the U.S. Department of the Treasury (the "Treasury") currently precludes us from purchasing shares of the Company’s stock without the Treasury's consent until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. The Company has historically utilized stock buy-back programs from time to time as long as it believed that repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

Results of Operations and Comparison for the Years Ended December 31, 2010 and 2009

General

Net income decreased $41.1 million during the year ended December 31, 2010, compared to the year ended December 31, 2009. Net income was $23.9 million for the year ended December 31, 2010 compared to $65.0 million for the year ended December 31, 2009. This decrease was primarily due to a decrease in non-interest income of $90.8 million, or 74.0%, and an increase in non-interest expense of $10.7 million, or 13.7%, partially offset by an increase in net interest income of $36.1 million, or 40.4%, and a decrease in provision for income taxes of $24.1 million or 73.0%.  Non-interest income for the year ended December 31, 2009 included gains recognized on business acquisitions of $89.8 million.  Net income available to common shareholders was $20.5 million for the year ended December 31, 2010 compared to $61.7 million for the year ended December 31, 2009.

Total Interest Income

Total interest income increased $17.3 million, or 11.1%, during the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was due to a $22.4 million, or 18.1%, increase in interest income on loans, offset in part by a $5.0 million, or 15.6%, decrease in interest income on investments and other interest-earning assets. Interest income on loans increased primarily due to increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustments to accretable yield as discussed below in “Interest Income – Loans” and in Note 5 of the Notes to Consolidated Financial Statements.  Interest income from investment securities and other interest-earning assets decreased due to lower average rates of interest, partially offset by higher average balances. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  An increase in the amount of SBA loan pools held, which earn lower average rates than the overall securities portfolio, contributed to lower investment yields as well.  SBA loan pools are held for their variable interest rate characteristics and guarantee by the federal government, which makes them relatively low-risk investments.

Interest Income - Loans

During the year ended December 31, 2010 compared to the year ended December 31, 2009, interest income on loans increased due to higher average interest rates, partially offset by slightly lower average balances. Interest income increased $22.9 million as the result of higher average interest rates on loans.  The average yield on loans increased from 6.09% during the year ended December 31, 2009 to 7.22% during the year ended December 31, 2010.  This increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 FDIC-assisted transactions. On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate increased during the third and fourth quarters of 2010 based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $58.9 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets were also reduced during the third and fourth quarters of 2010 resulting in a total of $51.9 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  The adjustments increased interest income by $19.5 million and decreased non-interest income by $17.1 million during the year ended December 31, 2010, for a net impact of $2.3 million to pre-tax income.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The majority of the remaining $39.4 million of accretable yield adjustment affecting interest income and $34.7 million of adjustment to the indemnification assets affecting non-interest income is expected to be recognized over the next year, with $32.1 million of interest income and $(28.6) million of non-interest income (expense) expected to be recognized in the next year.  For further discussion about these adjustments, see Note 5 of the accompanying audited financial statements.

Apart from the yield accretion discussed above, average loan rates were very similar in 2009 compared to 2010, as a result of market rates of interest, primarily the "prime rate" of interest, remaining flat during this period. During 2008, the “prime rate” decreased

4.00% to a rate of 3.25% at December 31, 2008, where the prime rate has remained. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Beginning in 2008, the declining interest rates put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. Great Southern has a significant portfolio of loans which are tied to a “prime rate” of interest. Some of these loans are tied to some national index of “prime,” while most are indexed to “Great Southern prime.” The Company has elected to leave its “prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors, which are provided for in individual loan documents.  In the year ended December 31, 2010, the average yield on loans was 7.22% versus an average prime rate for the period of 3.25%, or a difference of a positive 397 basis points. In the year ended December 31, 2009, the average yield on loans was 6.09% versus an average prime rate for the period of 3.25%, or a difference of a positive 284 basis points.

Interest income decreased $532,000 as a result of lower average loan balances which decreased from $2.03 billion during the year ended December 31, 2009 to $2.02 billion during the year ended December 31, 2010. The lower average balance resulted primarily from decreases in outstanding construction loans as many projects were completed in the past 12 to 18 months and demand for new construction loans has declined.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased as a result of lower average interest rates during the year ended December 31, 2010, when compared to the year ended December 31, 2009. Interest income decreased $6.2 million as a result of a decrease in average interest rates from 3.53% during the year ended December 31, 2009, to 2.34% during the year ended December 31, 2010.  The majority of the Company’s securities in 2009 and 2010 were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually. The actual amount of securities that reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages. As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  An increase in SBA loan pools during 2010 also contributed to the decrease in average interest rates because these securities earn lower yields than the overall securities portfolio.  Interest income increased $1.1 million as a result of an increase in average balances from $918 million during the year ended December 31, 2009, to $1.17 billion during the year ended December 31, 2010. This increase was primarily in interest-earning deposits as a result of the 2009 FDIC-assisted transactions and because of net loan repayments and lower overall loan demand.  Available-for-sale SBA loan pools also contributed to the increase, where securities were needed for liquidity and pledging against deposit accounts under customer repurchase agreements.

In 2009 and 2010, the Company had increased interest-earning deposits and non-interest-earning cash equivalents, as additional liquidity was maintained due to uncertainty in the economy and low loan demand. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At December 31, 2010, the Company had cash and cash equivalents of $430.0 million compared to $444.6 million at December 31, 2009.

Total Interest Expense

Total interest expense decreased $18.8 million, or 28.2%, during the year ended December 31, 2010, when compared with the year ended December 31, 2009, due to a decrease in interest expense on deposits of $15.7 million, or 29.0%, a decrease in interest expense on short-term and structured repo borrowings of $3.1 million, or 47.9%, and a decrease in interest expense on subordinated debentures issued to capital trust of $195,000, or 25.2%, partially offset by an increase in interest expense on FHLBank advances of $164,000, or 3.1%.

Interest Expense - Deposits

Interest on demand deposits increased $3.0 million due to an increase in average balances from $611 million during the year ended December 31, 2009, to $923 million during the year ended December 31, 2010. The increase in average balances of demand deposits was primarily a result of the FDIC-assisted transactions completed in 2009, as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts. Also contributing to the increase was the transition in the Company’s overall deposit mix from time deposits to demand deposits during the end of 2009 and throughout 2010.  Average noninterest-bearing demand balances increased from $221 million for the year ended December 31, 2009, to $254 million for the year ended December 31, 2010.  Interest on demand deposits decreased $1.1 million due to a decrease in average rates from 1.08% during the year ended December 31, 2009, to 0.92% during the year ended December 31, 2010. The average interest rates decreased due to lower overall market rates of interest throughout 2009 and 2010. Market rates of interest on checking and money market accounts have been decreasing since late 2007 when the FRB began reducing short-term interest rates.

Interest expense on time deposits decreased $13.1 million as a result of a decrease in average rates of interest from 2.88% during the year ended December 31, 2009, to 2.02% during the year ended December 31, 2010.  A large portion of the Company’s certificate of deposit portfolio matures within one year and so it reprices fairly quickly; this is consistent with the portfolio over the past several years. Interest expense on deposits decreased $4.4 million due to a decrease in average balances of time deposits from $1.65 billion during the year ended December 31, 2009, to $1.48 billion during the year ended December 31, 2010. The decrease in average balances of time deposits was primarily a result of decreases in brokered certificates, CDARS customer deposits and CDARS purchased funds as the Company began redeeming them or replacing them with lower rate deposits in the latter quarters of 2009.  In 2010, in some cases, the Company elected not to replace these funds as they matured due to growth in lower-cost demand deposits.

Included in the brokered deposits total at December 31, 2010, was $222.2 million which is part of CDARS. This total includes $218.8 million in CDARS customer deposit accounts and $3.4 million in CDARS purchased funds. Included in the brokered deposits total at December 31, 2009, was $455.0 million which was part of CDARS. This total includes $359.1 million in CDARS customer deposit accounts and $95.9 million in CDARS purchased funds. CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers' funds.

The recently-enacted Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits may increase as a result of competitor responses to this change.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements and Subordinated Debentures Issued to Capital Trust

During the year ended December 31, 2010 compared to the year ended December 31, 2009, interest expense on FHLBank advances increased due to higher average interest rates, partially offset by lower average balances. Interest expense on FHLBank advances increased $1.0 million due to an increase in average interest rates from 2.80% in the year ended December 31, 2009, to 3.40% in the year ended December 31, 2010.  Interest expense on FHLBank advances decreased $870,000 due to a decrease in average balances from $191 million during the year ended December 31, 2009, to $162 million during the year ended December 31, 2010.  Average rates on advances increased because of the addition of advances assumed in the FDIC-assisted transaction completed in March of 2009.  Certain of the advances assumed were paid off toward the end of 2009, causing the decrease in average balances while most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term borrowings and structured repurchase agreements decreased $2.3 million due to a decrease in average rates on short-term borrowings and structured repurchase agreements from 1.60% in the year ended December 31, 2009, to 0.97% in the year ended December 31, 2010. The average interest rates decreased due to lower overall market rates of interest in 2010 compared to 2009.  Interest expense on short-term borrowings and structured repurchase agreements decreased $786,000 due to a decrease in average balances from $400 million during the year ended December 31, 2009, to $345 million during the year ended December 31, 2010. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on subordinated debentures issued to capital trust decreased $195,000 due to decreases in average rates from 2.50% in the year ended December 31, 2009, to 1.87% in the year ended December 31, 2010. As LIBOR rates decreased from the prior year, the interest rates on these instruments also adjusted lower. The average rate of interest on these subordinated debentures decreased in 2010 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the year ended December 31, 2010 increased $36.0 million to $125.3 million compared to $89.3 million for the year ended December 31, 2009. Net interest margin was 3.93% for the year ended December 31, 2010, compared to 3.03% in 2009, an increase of 90 basis points.  The Company’s margin was positively impacted primarily by the increase in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which was discussed previously in “Interest Income – Loans” and is discussed in Note 5 of the Notes to Consolidated Financial Statements.  The impact of this change on the year ended December 31, 2010 was an increase in interest income of $19.5 million and an increase in net interest margin of 61 basis points.  Also contributing to the increase in net interest income was a change in the deposit mix and the ability to reduce interest rates on maturing time deposits. The addition of the TeamBank and Vantus Bank core deposits during 2009 provided a relatively lower-cost funding source, which allowed the Company to reduce some of its higher-cost funds. In the latter quarters of 2009, the Company redeemed brokered deposits or replaced them with lower rate deposits and as retail certificates of deposit matured they were renewed or replaced with retail certificates of deposit with lower market rates of interest. The transition from time deposits to transaction deposits continued into 2010 as lower-cost checking accounts increased while the Company reduced its higher-cost CDARS accounts.  The Company has reduced rates paid on repurchase agreements which also contributed to the decrease in interest expense. Partially offsetting the reduced cost of funds, yields earned on investment securities are down over the last year because the majority of the Company’s portfolio is made up of adjustable-rate mortgage-backed securities which both repriced downward and experienced higher prepayments resulting in increased amortization of related premiums that offset interest earned.  Excluding the income recorded from the accretable yield adjustment mentioned above, the yield on loans increased 17 basis points when compared to the year ended December 31, 2009, primarily due to increased average balances on residential and commercial real estate loans.

The Company's overall interest rate spread increased 83 basis points, or 27.9%, from 2.98% during the year ended December 31, 2009, to 3.81% during the year ended December 31, 2010. The increase was due to a 69 basis point decrease in the weighted average rate paid on interest-bearing liabilities and a 14 basis point increase in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased 90 basis points, or 29.7%, from 3.03% for the year ended December 31, 2009, to 3.93% for the year ended December 31, 2010. In comparing the two years, the yield on loans increased 113 basis points while the yield on investment securities and other interest-earning assets decreased 119 basis points. The rate paid on deposits decreased 79 basis points, the rate paid on FHLBank advances increased 60 basis points, the rate paid on short-term borrowings decreased 63 basis points, and the rate paid on subordinated debentures issued to capital trust decreased 63 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Report.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses decreased $170,000, from $35.8 million during the year ended December 31, 2009, to $35.6 million during the year ended December 31, 2010.  The allowance for loan losses increased $1.4 million, or 3.5%, to $41.5 million at December 31, 2010, compared to $40.1 million at December 31, 2009.  Net charge-offs were $34.2 million in the year ended December 31, 2010, versus $24.9 million in the year ended December 31, 2009.  Eight relationships made up $22.0 million of the net charge-off total for the year ended December 31, 2010.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs in both 2009 and 2010.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank significant protection from losses in the acquired portfolio of loans.  The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At December 31, 2010, allowances for loan losses were established for two loan pools exhibiting risks of loss totaling $830,000.  These loan pools were acquired through the Vantus Bank FDIC-assisted transaction and because of the loss sharing agreement, only 20% of the anticipated $830,000 loss would be ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss sharing agreements, was 2.48% and 2.35% at December 31, 2010 and 2009, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2010, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at December 31, 2010 were $78.3 million, an increase of $13.3 million from December 31, 2009. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 2.30% at December 31, 2010, compared to 1.79% at December 31, 2009. Compared to December 31, 2009, non-performing loans increased $2.9 million to $29.4 million while foreclosed assets increased $10.4 million to $48.9 million. Construction loans comprised $8.1 million, or 27.6%, of the total $29.4 million of non-performing loans at December 31, 2010. Commercial real estate loans comprised $6.1 million, or 20.6%, of the total $29.4 million of non-performing loans at December 31, 2010.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2010, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$374	$1,065	$--	$--	$(124)	$(643)	$(94)	$578
Subdivision construction	2,328	2,583	--	(6)	(1,810)	(1,108)	(127)	1,860
Land development	5,982	11,431	--	--	(5,883)	(5,195)	(667)	5,668
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	6,237	10,552	(692)	(468)	(7,023)	(1,623)	(1,428)	5,555
Other residential	479	6,405	(221)	--	(1,959)	(361)	(140)	4,203
Commercial real estate	8,575	11,068	(256)	(383)	(3,735)	(3,227)	(5,968)	6,074
Other commercial	1,240	6,242	--	(71)	(5)	(2,291)	(1,283)	3,832
Consumer	1,275	1,645	--	(96)	(77)	(286)	(811)	1,650

Total	$26,490	$50,991	$(1,169)	$(1,024)	$(20,616)	$(14,734)	$(10,518)	$29,420

At December 31, 2010, the commercial real estate category of non-performing loans included 14 loans.  The largest two loans in this category were added during the year and were $1.4 million and $1.0 million, respectively, making up 40.4% of the total.  The land development category of non-performing loans included 11 loans, the largest of which had a balance of $2.0 million or 35.3% of the total.

Foreclosed Assets. Of the total $60.3 million of foreclosed assets at December 31, 2010, $11.4 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009. These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Activity in foreclosed assets during the year ended December 31, 2010, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$1,214	$1,765	$(439)	$176	$(206)	$2,510
Subdivision construction	20,208	1,924	(2,128)	796	(984)	19,816
Land development	3,010	14,476	(6,997)	131	--	10,620
Commercial construction	5,526	7,192	(8,979)	296	(38)	3,997
One- to four-family residential	5,633	8,173	(9,894)	7	(1,023)	2,896
Other residential	703	7,254	(2,979)	--	(800)	4,178
Commercial real estate	1,440	4,094	(639)	--	(330)	4,565
Consumer	777	1,263	(1,712)	--	(10)	318

Total	$38,511	$46,141	$(33,767)	$1,406	$(3,391)	$48,900

The subdivision construction category of foreclosed assets included 53 properties, the largest of which had a balance of $5.4 million or 27.2% of the total at December 31, 2010.  The land development category of foreclosed assets included 15 loans, the largest of which was added during the period and had a balance of $4.3 million or 40.4%.

Potential Problem Loans. Potential problem loans increased $5.1 million during the year ended December 31, 2010 from $50.5 million at December 31, 2009 to $55.6 million at December 31, 2010. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2010, was as follows:

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$2,122	$3,657	$(958)	$(963)	$(762)	$(609)	$(1,773)	$714
Subdivision construction	4,624	11,355	(195)	(1,245)	(235)	(173)	(7,658)	6,473
Land development	17,608	16,990	(100)	(9,096)	(8,308)	(4,577)	(1,041)	11,476
Commercial construction	2,160	1,851	--	--	(1,555)	(605)	--	1,851
One- to four-family residential	6,750	8,194	(1,532)	(2,585)	(1,199)	(619)	(223)	8,786
Other residential	11,188	11,308	(5,565)	(4,558)	(5,167)	(514)	(1,018)	5,674
Commercial real estate	3,652	18,862	--	(5,378)	(366)	(663)	(1,378)	14,729
Other commercial	2,408	6,774	(93)	(2,200)	(54)	(163)	(738)	5,934
Consumer	--	12	--	--	--	--	--	12

Total	$50,512	$79,003	$(8,443)	$(26,025)	$(17,646)	$(7,923)	$(13,829)	$55,649

At December 31, 2010, the commercial real estate category of potential problem loans included 11 loans, three of which were added during the year, with balances totaling $10.4 million or 70.4% of the total.  The three loans added were collateralized by a retail/apartment building in St. Louis, Mo., a hotel in Kansas City, Mo. and a warehouse/office building in Springfield, Mo.  The land development category of potential problem loans included 10 loans, the largest of which was added during the year and had a balance of $3.8 million or 33.3% of the total.

Non-Interest Income

Non-interest income for the year ended December 31, 2010 was $32.0 million compared with $122.8 million for the year ended December 31, 2009. The $90.8 million decrease was primarily the result of the following items:

FDIC-assisted transactions:  A total of $89.8 million of one-time pre-tax gains was recorded during 2009 related to the fair value accounting estimates of the assets acquired and liabilities assumed in the FDIC-assisted transactions involving TeamBank and Vantus Bank.

Amortization of indemnification asset:  As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $17.1 million of amortization (expense) was recorded in the 2010 period relating to a reduction of expected reimbursements under the FDIC loss sharing agreements, which are recorded as indemnification assets.

Partially offsetting the above decreases in non-interest income for 2010 as compared with 2009 were the following items:

Securities impairments:  During 2009, a $4.3 million loss was recorded as a result of an impairment write-down in the value of certain available-for-sale equity investments, investments in bank trust preferred securities and an investment in a non-agency CMO. The Company continues to hold a majority of these securities in the available-for-sale category.  Based on analyses of the securities portfolio during 2010, no additional impairment write-downs were necessary.

Gains on securities:  Gains of $8.8 million were recorded during 2010 due to sales of securities, an increase of $6.0 million over 2009.

Service charges and ATM fees:  An increase of $980,000 was recorded during 2010 compared to 2009, primarily due to customers added in the FDIC-assisted transactions in 2009.

Gains on sales of single-family loans:  An increase of $880,000 in gains was recorded due to an increased number of fixed-rate loans originated and then sold in the secondary market during 2010 compared to 2009.

Commissions:  Commission income increased $1.5 million during the year ended December 31, 2010, compared to 2009, primarily due to increased activity for Great Southern Travel.  Approximately 20% of the increase was a non-recurring incentive commission related to airline ticket sales.

Non-Interest Expense

Total non-interest expense increased $10.7 million, or 13.7%, from $78.2 million in the year ended December 31, 2009, to $88.9 million in the year ended December 31, 2010. The Company’s efficiency ratio for the year ended December 31, 2010, was 56.52% compared to 36.88% in 2009.  The difference in the ratios from the current year to the prior year was primarily due to the TeamBank and Vantus Bank-related one-time gains recorded in 2009.   The Company’s ratio of non-interest expense to average assets increased from 2.30% for the year ended December 31, 2009, to 2.52% for the year ended December 31, 2010. The following were key items related to the increase in non-interest expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

Vantus Bank FDIC-assisted transaction:  The Company’s increase in non-interest expense in 2010 compared to 2009 included expenses related to the September 2009 FDIC-assisted acquisition of the assets and liabilities of Vantus Bank and its ongoing operation. In the year ended December 31, 2010, non-interest expense associated with Vantus Bank increased $3.6 million from the same period in 2009. The largest expense increases were in the areas of salaries and benefits and occupancy and equipment expenses.  In addition, other non-interest expenses related to the operation of other areas of the former Vantus Bank, such as lending and certain support functions, were absorbed in other pre-existing areas of the Company, resulting in increased non-interest expense.

New banking centers:  The Company’s increase in non-interest expense during 2010 compared to 2009 was also related to the continued internal growth of the Company. The Company opened its second banking center in Lee’s Summit, Mo., in late September 2009 and its first retail banking center in Rogers, Ark., in May 2010. New banking centers were also opened in Des Peres, Mo. in September 2010 and in Forsyth, Mo. in December 2010, both of which complement existing banking centers in their respective market areas.  In the year ended December 31, 2010, non-interest expenses associated with the operation of these locations increased $920,000 over the same period in 2009.  For additional information on the Company’s growth, see the “Business Initiatives” section of this report.

Salaries and benefits:  As a result of integrating the operations of TeamBank and Vantus Bank and the administration of the loss sharing portfolios as well as overall growth, the number of associates employed by the Company in operational and lending areas increased 12.8% over 2009.  This in turn increased salaries and benefits paid by $3.2 million in 2010 compared to 2009.

Amortization of low-income housing tax credits:  The Company has invested in certain federal low-income housing tax credits.  These credits are typically purchased at 80-90% of the amount of the credit and are generally utilized to offset taxes payable over a ten-year period.  A portion of these credits totaling $1.3 million were used in 2010 to reduce the Company’s tax expense which resulted in corresponding amortization of $1.1 million to reduce the investment in these credits. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate.

FDIC settlements for real estate, furniture and fixtures:  During the three months ended December 31, 2010, the Company completed its final settlements with the FDIC for the purchase of the real estate, furniture and fixtures of the branch locations currently being operated as a result of the FDIC-assisted transactions which took place during 2009.  The net settlement expenses recorded as a result of these and other outstanding operating items were $660,000.

Net occupancy expense:  As the Company’s operations expanded in the last year, so did the costs incurred to use and maintain buildings and equipment.  Excluding the occupancy expenses mentioned above, net occupancy expenses increased $239,000 during 2010 compared to 2009.

Partially offsetting the above increases in non-interest expense was an FDIC-imposed special assessment on all insured depository institutions based on assets minus Tier 1 capital as of June 30, 2009.  The Company recorded an expense of $1.7 million during 2009 related to the special assessment.  No special assessment was imposed in 2010.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 27.1% for the year ended December 31, 2010. The effective tax rate (as compared to the statutory federal tax rate of 35.0%) was primarily affected by the tax credits noted above and by higher balances and rates of tax-exempt investment securities and loans which reduce the Company’s effective tax rate. The Company’s effective tax rate was 33.7% for the year ended December 31, 2009. The effective tax rate (as compared to the statutory federal tax rate of 35.0%) was primarily affected by balances and rates of tax-exempt investment securities and loans. For future periods, the Company expects the effective tax rate to be approximately 30% of pre-tax net income.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of its utilization of tax credits.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $2.0 million, $1.8 million and $2.5 million for 2010, 2009 and 2008, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2010(2)	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.48%	$336,418	$22,156	6.59%	$292,409	$17,224	5.89%	$206,299	$13,290	6.44%
Other residential	5.57	219,983	13,036	5.93	136,668	8,528	6.24	109,348	7,214	6.60
Commercial real estate	6.05	677,760	49,301	7.27	605,149	39,066	6.46	479,347	32,250	6.73
Construction	5.60	320,500	26,101	8.77	567,405	31,269	5.51	649,037	41,448	6.39
Commercial business	5.59	173,837	15,250	8.14	156,236	10,044	6.43	162,512	10,013	6.16
Other loans	7.28	223,101	16,096	7.21	205,768	13,033	6.33	179,731	11,871	6.60
Industrial revenue bonds (1)	6.10	67,762	3,892	5.74	64,432	4,299	6.67	55,728	3,743	6.72

Total loans receivable	6.03	2,019,361	145,832	7.22	2,028,067	123,463	6.09	1,842,002	119,829	6.51

Investment securities (1)	3.60	760,924	26,858	3.53	743,334	31,914	4.29	491,450	24,956	5.08
Other interest-earning assets	0.20	407,377	501	0.12	174,509	491	0.28	42,117	29	0.07

Total interest-earning assets	4.77	3,187,662	173,191	5.43	2,945,910	155,868	5.29	2,375,569	144,814	6.10
Non-interest-earning assets:
Cash and cash equivalents		77,074			250,422			71,989
Other non-earning assets		263,307			206,727			74,446
Total assets		$3,528,043			$3,403,059			$2,522,004

Interest-bearing liabilities:
Interest-bearing demand and savings	0.83	$922,885	8,468	0.92	$611,136	6,600	1.08	$484,490	8,370	1.73
Time deposits	1.85	1,484,580	29,959	2.02	1,650,913	47,487	2.88	1,268,941	52,506	4.14
Total deposits	1.39	2,407,465	38,427	1.60	2,262,049	54,087	2.39	1,753,431	60,876	3.47
Short-term borrowings and repurchase agreements	0.96	344,861	3,329	0.97	399,587	6,393	1.60	262,004	5,892	2.25
Subordinated debentures issued to capital trust	1.85	30,929	578	1.87	30,929	773	2.50	30,929	1,462	4.73
FHLB advances	3.62	162,378	5,516	3.40	190,903	5,352	2.80	133,477	5,001	3.75

Total interest-bearing liabilities	1.47	2,945,633	47,850	1.62	2,883,468	66,605	2.31	2,179,841	73,231	3.36
Non-interest-bearing liabilities:
Demand deposits		253,699			221,215			147,665
Other liabilities		19,153			23,692			10,873
Total liabilities		3,218,485			3,128,375			2,338,379
Stockholders’ equity		309,558			274,684			183,625
Total liabilities and stockholders’ equity		$3,528,043			$3,403,059			$2,522,004

Net interest income:
Interest rate spread	3.30%		$125,341	3.81%		$89,263	2.98%		$71,583	2.74%
Net interest margin*				3.93%			3.03%			3.01%
Average interest-earning assets to average interest-bearing liabilities		108.2%			102.2%			109.0%

*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
 Of the total average balances of investment securities, average tax-exempt investment securities were $70.3 million, $68.3 million and $62.4 million for 2010, 2009 and 2008, respectively. In addition, average tax-exempt industrial revenue bonds were $46.0 million, $38.0 million and $33.1 million in 2010, 2009 and 2008, respectively. Interest income on tax-exempt assets included in this table was $5.3 million $3.8 million and $4.7 million for 2010, 2009 and 2008, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $4.7 million, $3.0 million and $3.6 million for 2010, 2009 and 2008, respectively.

(2)
The yield/rate on loans at December 31, 2010 does not include the impact of the accretable yield (income) on loans acquired in the 2009 FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on 2010 results of operations.

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

	Year Ended December 31, 2010 vs. December 31, 2009			Year Ended December 31, 2009 vs. December 31, 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$22,901	$(532)	$22,369	$(7,995)	$11,629	$3,634
Investment securities	(5,795)	739	(5,056)	(7,503)	14,461	6,958
Other interest-earning assets	(386)	396	10	229	233	462
Total interest-earning assets	16,720	603	17,323	(15,269)	26,323	11,054
Interest-bearing liabilities:
Demand deposits	(1,108)	2,976	1,868	(3,621)	1,851	(1,770)
Time deposits	(13,104)	(4,424)	(17,528)	(18,431)	13,412	(5,019)
Total deposits	(14,212)	(1,448)	(15,660)	(22,052)	15,263	(6,789)
Short-term borrowings and structured repo	(2,278)	(786)	(3,064)	(2,017)	2,518	501
Subordinated debentures issued to capital trust	(195)	--	(195)	(689)	--	(689)
FHLBank advances	1,034	(870)	164	(1,459)	1,810	351
Total interest-bearing liabilities	(15,651)	(3,104)	(18,755)	(26,217)	19,591	(6,626)
Net interest income	$32,371	$3,707	$36,078	$10,948	$6,732	$17,680

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

Interest Income - Loans

During the year ended December 31, 2009 compared to the year ended December 31, 2008, interest income on loans increased due to higher average balances, partially offset by lower average rates of interest. Interest income increased $11.6 million as the result of higher average loan balances from $1.84 billion during the year ended December 31, 2008 to $2.03 billion during the year ended December 31, 2009. The higher average balance resulted principally from the loans added at their fair market value from the FDIC-assisted transactions and increases in average balances in commercial real estate loans and one- to four-family mortgage loans, partially offset by lower average balances in construction loans. The Bank's one- to four-family residential loan portfolio balance increased in 2008 and 2009 due to increased production by the Bank’s mortgage division. The Bank generally sells fixed-rate one- to four-family residential loans in the secondary market. The Bank’s outstanding construction loan balance had decreased significantly as many projects have been completed in the preceding 12-18 months and demand for new construction loans had declined.

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

	Year Ended December 31,
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

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss sharing agreement, was 2.35% and 1.66% at December 31, 2009 and 2008, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2009, based on recent reviews of the Company's loan portfolio and current economic conditions. If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at December 31, 2009 were $65.0 million, a decrease of $860,000 from December 31, 2008. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 1.79% at December 31, 2009, compared to 2.48% at December 31, 2008. Compared to December 31, 2008, non-performing loans decreased $6.7 million to $26.5 million while foreclosed assets increased $5.9 million to $38.5 million. Construction and land development loans comprised $8.7 million, or 33%, of the total $26.5 million of non-performing loans at December 31, 2009. Commercial real estate loans comprised $8.9 million, or 33%, of the total $26.5 million of non-performing loans at December 31, 2009.

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

•
A $2.5 million loan relationship, which was included in Non-performing Loans at December 31, 2008, secured by a condominium development in Kansas City, was transferred to foreclosed assets during the first quarter of 2009. Five condominium units were sold during 2009 and four remain in foreclosed assets at December 31, 2009 represented by a balance of $700,000

•
A $2.3 million loan relationship, which was included in Non-performing Loans at December 31, 2008, secured by commercial land to be developed into commercial lots in Northwest Arkansas, was transferred to foreclosed assets. This relationship was previously charged down approximately $285,000 upon transfer to non-performing loans and was charged down an additional $320,000 in the first quarter of 2009 upon the transfer to foreclosed assets. The balance remaining in Foreclosed Assets was $1.7 million at December 31, 2009, after an additional $300,000 was charged down through expenses on foreclosed assets in the third quarter of 2009.

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

During the year ended December 31, 2009, potential problem loans increased primarily due to the addition of ten unrelated relationships totaling $40.7 million to the Potential Problem Loans category. These ten relationships include:

•	A $9.6 million relationship secured by condominium units and commercial land located at Lake of the Ozarks, Mo. In February of 2010, the Company began foreclosure proceedings on this property.

•	A $9.0 million relationship consisting of a condominium project located in Branson, Mo. This project is experiencing slower than expected sales.

•	A $5.6 million relationship secured by an apartment and retail complex located in St. Louis.

•	A $5.5 million relationship secured by subdivisions and land in the Springfield, Mo., and Branson, Mo., areas.

•	A $2.7 million relationship secured by commercial improved ground located near Springfield, Mo. The borrower is in the development business and is experiencing some cash flow difficulties.

•	A $2.0 million relationship secured by a motel located in Springfield, Mo. The motel is operating but has experienced low occupancy rates and cash flow difficulties.

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

Non-GAAP Reconciliation (In Thousands)

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2010, the Company had commitments of approximately $94.8 million to fund loan originations, $163.3 million of unused lines of credit and unadvanced loans, and $16.7 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2010. Additional information regarding these contractual obligations is discussed further in Notes 9, 10, 11, 12, 13, 14 and 17 of the Notes to Consolidated Financial Statements in Item 8 of this report.

	Payments Due In:
	One Year or Less	Over One to Five Years		Over Five Years		Total
	(In Thousands)

Deposits without a stated maturity	$1,296,189	$	---	$	---	$1,296,189
Time and brokered certificates of deposit	1,002,613		295,296		1,795	1,299,704
Federal Home Loan Bank advances	32,293		34,727		86,505	153,525
Short-term borrowings	257,958		---		---	257,958
Structured repurchase agreements	---		53,142		---	53,142
Subordinated debentures	---		---		30,929	30,929
Operating leases	1,202		2,722		857	4,781
Dividends declared but not paid	2,849		---		---	2,849

	$2,593,104		$385,887		$120,086	$3,099,077

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At December 31, 2010, the Company's total stockholders' equity was $304.0 million, or 8.9% of total assets. At December 31, 2010, common stockholders' equity was $247.5 million, or 7.3% of total assets, equivalent to a book value of $18.40 per common share. Total stockholders’ equity at December 31, 2009, was $298.9 million, or 8.2% of total assets. At December 31, 2009, common stockholders' equity was $242.9 million, or 6.7% of total assets, equivalent to a book value of $18.12 per common share.

At December 31, 2010, the Company’s tangible common equity to total assets ratio was 7.1% as compared to 6.5% at December 31, 2009. The Company’s tangible common equity to total risk-weighted assets ratio was 12.5% at December 31, 2010, compared to 11.4 % at December 31, 2009.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2010, the Bank's Tier 1 risk-based capital ratio was 14.6%, total risk-based capital ratio was 15.8% and the Tier 1 leverage ratio was 8.3%. As of December 31, 2010, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2010, the Company's Tier 1 risk-based capital ratio was 16.8%, total risk-based capital ratio was 18.0% and the Tier 1 leverage ratio was 9.5%. As of December 31, 2010, the Company was "well capitalized" under the capital ratios described above.

On December 5, 2008, the Company completed a transaction to participate in the U.S. Treasury's voluntary Capital Purchase Program. The Capital Purchase Program, a part of the Emergency Economic Stabilization Act of 2009, was designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers. The Company received $58.0 million from the U.S. Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share. The amount of preferred shares sold represents approximately 3% of the Company's risk-weighted assets as of September 30, 2008. Through its preferred stock investment, the Treasury will receive a cumulative dividend of 5% per year for the first five years, or $2.9 million per year, and 9% per year thereafter. The preferred shares are callable at 100% of the issue price, subject to consultation by the U.S. Treasury with the Company's primary federal regulator. In addition, for a period of the earlier of three years or until these preferred shares have been redeemed by the Company or divested by the Treasury, the Company has certain limitations on dividends that may be declared on its common or preferred stock and is prohibited from repurchasing shares of its common or other capital stock or any trust preferred securities issued by the Company without the Treasury’s consent.

At the time of this filing, the Company is reviewing and considering participation in the U.S. Treasury’s Small Business Lending Fund (SBLF). Enacted into law in 2010 as part of the Small Business Jobs Act, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. Banks with assets of more than a $1 billion, but less than $10 billion, may apply for SBLF funding that equals up to 3% of risk-weighted assets.

The SBLF provides an option for eligible community banks to refinance preferred stock issued to the Treasury through the Capital Purchase Program. As noted in this filing, the Company through its participation in the Capital Purchase Program received $58.0 million from the Treasury through the sale of preferred stock. The Treasury receives a cumulative dividend of 5% per year for the first five years, and 9% per year thereafter beginning in late 2013. If Capital Purchase Program funds were transferred to the SBLF, the 5% Capital Purchase Program dividend rate could potentially be reduced. Under the SBLF, the interest rate is variable for the first nine quarters. The initial rate is 5%, but could be as low as 1% depending on the level of small business lending. If lending does not increase in the first two years, however, the rate will increase to 7%. After 4.5 years (late 2015), the rate will increase to 9% if the bank has not repaid the SBLF funding.

Applications for the SBLF are due March 31, 2011, and there is no obligation to participate.

At December 31, 2010, the held-to-maturity investment portfolio included no gross unrealized losses and $175,000 of gross unrealized gains.

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

At December 31, 2010 and 2009, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2010	December 31, 2009
Federal Home Loan Bank line	$243.9 million	$239.3 million
Federal Reserve Bank line	$271.0 million	$254.4 million
Interest-Bearing and Non-Interest-Bearing Deposits	$430.0 million	$444.6 million
Unpledged Securities	$22.6 million	$2.0 million

Statements of Cash Flows. During the years ended December 31, 2010, 2009 and 2008, the Company had positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during 2010 and 2009 and negative cash flows from investing activities during 2008.  The Company experienced negative cash flows from financing activities during 2010 and 2009 and positive cash flows from financing activities during 2008.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, impairments of investment securities, depreciation, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $85.0 million, $38.8 million and $43.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010, investing activities provided cash of $123.7 million primarily due to the repayment of loans.  During the year ended December 31, 2009, investing activities provided cash of $382.0 million primarily due to the cash received from the FDIC-assisted acquisitions and the repayment of loans.  During the year ended December 31, 2008, investing activities used cash of $195.5 million, primarily due to net purchases of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, proceeds from the issuance of preferred stock under the Treasury's CPP and changes in structured repurchase agreements, as well as the purchases of Company stock and dividend payments to stockholders. Financing activities used cash flows of $223.2 million during the year ended December 31, 2010, primarily due to reductions in customer repurchase agreements, reductions of brokered deposit balances and reductions of CDARS purchased funds and CDARS customer accounts.  Financing activities used cash flows of $144.2 million during the year ended December 31, 2009, primarily due to the repayment of advances from the FHLBank and reduction of brokered deposit balances.  Financing activities provided cash flows of $239.4 million for the year ended December 31, 2008, primarily due to increases in brokered deposit balances and CDARS customer accounts, increases in customer repurchase agreements and proceeds from the issuance of preferred stock to the U.S. Treasury. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the year ended December 31, 2010, the Company declared and paid common stock cash dividends of $0.72 per share (49.3% of net income per common share). During the year ended December 31, 2009, the Company declared and paid common stock cash dividends of $0.72 per share (16.2% of net income per common share). The Board of Directors meets regularly to consider the level and the timing of dividend payments. The dividend declared but unpaid as of December 31, 2010, was paid to stockholders on January 12, 2011.  As a result of the issuance of preferred stock to the U.S. Treasury in December 2008, the Company paid preferred dividends totaling $2.9 million and $2.7 million during the years ended December 31, 2010 and 2009, respectively.

Our participation in the Treasury’s Capital Purchase Program (CPP) currently precludes us from increasing our common stock cash dividend above $0.18 per share per quarter without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, the Company also paid preferred stock cash dividends of $725,000 on each of February 16, 2010, May 17, 2010, August 16, 2010, and November 15, 2010. Quarterly payments of $725,000 will be due for the next three years, as long as the preferred stock is outstanding.  Thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.

Common Stock Repurchases. The Company has been in various buy-back programs since May 1990. During the years ended December 31, 2010 and 2009, the Company did not repurchase any shares of its common stock.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2010, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly positive. Generally, a rate increase by the FRB (which does not appear likely in the very near term based on current economic conditions and recent comments by FRB officials) would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

From time to time, the Company may enter into interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge the change in the fair value from recorded fixed rate liabilities (long term fixed rate CDs). The terms of the swaps are carefully matched to the terms of the underlying hedged item and when the relationship is properly documented as a hedge and proven to be effective, it is designated as a fair value hedge. The fair market value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates and are recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective changes in the fair market value of the hedged item due to changes in the benchmark interest rate are similarly recognized in the statement of financial condition in the prepaid expenses and other assets or accounts payable and accrued expenses caption. Effective gains/losses are reported in interest expense and $-0- and $(98,000) of ineffectiveness was recorded in income in the non-interest income caption for the years ended December 31, 2010 and 2009, respectively. Gains and losses on early termination of the designated fair value derivative financial instruments are deferred and amortized as an adjustment to the yield on the related liability over the shorter of the remaining contract life or the maturity of the related asset or liability. If the related liability is sold or otherwise liquidated, the fair market value of the derivative financial instrument is recorded on the balance sheet as an asset or a liability (in prepaid expenses and other assets or accounts payable and accrued expenses) with the resultant gains and losses recognized in non-interest income.

From time to time the Company may enter into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. The swap agreements generally provide for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company is to pay or receive interest monthly, quarterly, semiannually or at maturity.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2010. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$360,215	---	---	---	---	---	$360,215	$360,215
Weighted average rate	0.20%	---	---	---	---	---	0.20%
Available-for-sale equity securities	---	---	---	---	---	$2,123	$2,123	$2,123
Weighted average rate	---	---	---	---	---	0.18%	0.18%
Available-for-sale debt securities(1)	$16,338	$10,433	$5,801	$8,169	$9,385	$717,297	$767,423	$767,423
Weighted average rate	4.72%	6.10%	6.20%	6.08%	5.98%	3.46%	3.60%
Held-to-maturity securities	---	---	---	---	---	$1,125	$1,125	$1,300
Weighted average rate	---	---	---	---	---	7.31%	7.31%
Adjustable rate loans	$489,533	$116,749	$120,694	$34,943	$29,909	$328,374	$1,120,202	$1,120,242
Weighted average rate	5.85%	5.21%	4.88%	5.67%	5.46%	5.10%	5.44%
Fixed rate loans	$289,329	$125,679	$116,393	$68,533	$86,375	$259,476	$945,785	$947,203
Weighted average rate	6.13%	6.41%	6.59%	6.90%	6.11%	7.19%	6.57%
Federal Home Loan Bank stock	---	---	---	---	---	$11,572	$11,572	$11,572
Weighted average rate	---	---	---	---	---	3.54%	3.54%

Total financial assets	$1,155,415	$252,861	$242,888	$111,645	$125,669	$1,319,967	$3,208,445

Financial Liabilities:
Time deposits	$1,002,613	$198,669	$41,919	$33,703	$21,005	$1,795	$1,299,704	$1,307,251
Weighted average rate	1.70%	2.25%	2.25%	2.43%	2.76%	3.84%	1.85%
Interest-bearing demand	$1,038,620	---	---	---	---	---	$1,038,620	$1,038,620
Weighted average rate	0.83%	---	---	---	---	---	0.83%
Non-interest-bearing demand	$257,569	---	---	---	---	---	$257,569	$257,569
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$33,015	$23,188	$315	$365	$10,091	$86,551	$153,525	$158,052
Weighted average rate	4.28%	4.41%	5.68%	5.47%	3.87%	3.72%	3.96%
Short-term borrowings	$257,958	---	---	---	---	---	$257,958	$257,958
Weighted average rate	0.26%	---	---	---	---	---	0.26%
Structured repurchase agreements	---	---	$3,142	---	$50,000	---	$53,142	$61,007
Weighted average rate	---	---	4.68%	---	4.34%	---	4.36%
Subordinated debentures	---	---	---	---	---	$30,929	$30,929	$30,929
Weighted average rate	---	---	---	---	---	1.85%	1.85%

Total financial liabilities	$2,589,775	$221,857	$45,376	$34,068	$81,096	$119,275	$3,091,447

_______________
(1)
Available-for-sale debt securities include approximately $668 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $596 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$360,215	---	---	---	---	---	$360,215	$360,215
Weighted average rate	0.20%	---	---	---	---	---	0.20%
Available-for-sale equity securities	---	---	---	---	---	$2,123	$2,123	$2,123
Weighted average rate	---	---	---	---	---	0.18%	0.18%
Available-for-sale debt securities(1)	$102,037	$42,902	$180,083	$43,092	$190,954	$208,355	$767,423	$767,423
Weighted average rate	2.81%	2.51%	3.04%	4.16%	2.94%	5.20%	3.60%
Held-to-maturity securities	---	---	---	---	---	$1,125	$1,125	$1,300
Weighted average rate	---	---	---	---	---	7. 31%	7.31%
Adjustable rate loans	$1,042,501	$18,184	$30,430	$14,218	$12,162	$2,707	$1,120,202	$1,120,242
Weighted average rate	5.42%	6.45%	5.72%	5.29%	4.81%	5.49%	5.44%
Fixed rate loans	$289,329	$125,679	$116,393	$68,533	$86,375	$259,476	$945,785	$947,203
Weighted average rate	6.13%	6.41%	6.59%	6.90%	6.12%	7.19%	6.57%
Federal Home Loan Bank stock	$11,572	---	---	---	---	---	$11,572	$11,572
Weighted average rate	3.54%	---	---	---	---	---	3.54%

Total financial assets	$1,805,654	$186,765	$326,906	$125,843	$289,491	$473,786	$3,208,445

Financial Liabilities:
Time deposits(3)	$1,016,166	$198,669	$41,919	$20,150	$21,005	$1,795	$1,299,704	$1,307,251
Weighted average rate	1.71%	2.25%	2.25%	2.72%	2.76%	3.84%	1.85%
Interest-bearing demand	$1,038,620	---	---	---	---	---	$1,038,620	$1,038,620
Weighted average rate	0.83%	---	---	---	---	---	0.83%
Non-interest-bearing demand(2)	---	---	---	---	---	$257,569	$257,569	$257,569
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank advances	$118,016	$23,188	$315	$365	$10,091	$1,550	$153,525	$158,052
Weighted average rate	3.85%	4.41%	5.68%	5.47%	3.87%	5.40%	3.96%
Short-term borrowings	$257,958	---	---	---	---	---	$257,958	$257,958
Weighted average rate	0.26%	---	---	---	---	---	0.26%
Structured repurchase agreements	$50,000	---	$3,142	---	---	---	$53,142	$61,007
Weighted average rate	4.34%	---	4.68%	---	---	---	4.36%
Subordinated debentures	$30,929	---	---	---	---	---	$30,929	$30,929
Weighted average rate	1.85%	---	---	---	---	---	1.85%

Total financial liabilities	$2,511,689	$221,857	$45,376	$20,515	$31,096	$260,914	$3,091,447

Periodic repricing GAP	$(706,035)	$(35,092)	$281,530	$105,328	$258,395	$212,872	$116,998

Cumulative repricing GAP	$(706,035)	$(741,127)	$(459,597)	$(354,269)	$(95,874)	$116,998

_______________
(1)
Available-for-sale debt securities include approximately $668 million of mortgage-backed securities, collateralized mortgage obligations and SBA loan pools which pay interest and principal monthly to the Company. Of this total, $596 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/BKD, LLP

Springfield, Missouri
March 4, 2011

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2010 and 2009
(In Thousands, Except Per Share Data)

Assets

	2010	2009

Cash	$69,756	$242,723

Interest-bearing deposits in other financial institutions	360,215	201,853

Cash and cash equivalents	429,971	444,576

Available-for-sale securities	769,546	764,291

Held-to-maturity securities	1,125	16,290

Mortgage loans held for sale	22,499	9,269

Loans receivable, net of allowance for loan losses of $41,487 and $40,101 at December 31, 2010 and 2009, respectively	1,876,887	2,082,125

FDIC indemnification asset	100,878	141,484

Interest receivable	12,628	15,582

Prepaid expenses and other assets	52,390	66,020

Foreclosed assets held for sale, net	60,262	41,660

Premises and equipment, net	68,352	42,383

Goodwill and other intangible assets	5,395	6,216

Federal Home Loan Bank stock	11,572	11,223

Total assets	$3,411,505	$3,641,119

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2010	2009

Liabilities
Deposits	$2,595,893	$2,713,961
Federal Home Loan Bank advances	153,525	171,603
Securities sold under reverse repurchase agreements with customers	257,180	335,893
Short-term borrowings	778	289
Structured repurchase agreements	53,142	53,194
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	3,765	6,283
Advances from borrowers for taxes and insurance	1,019	1,268
Accounts payable and accrued expenses	10,395	9,423
Current and deferred income taxes	870	19,368
Total liabilities	3,107,496	3,342,211

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 58,000 shares	56,480	56,017
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2010 – 13,454,000 shares, 2009 – 13,406,403 shares	134	134
Common stock warrants; 909,091 shares	2,452	2,452
Additional paid-in capital	20,701	20,180
Retained earnings	220,021	208,625
Accumulated other comprehensive gain
Unrealized gain on available-for-sale securities, net of income taxes of $2,273 and $6,192 at December 31, 2010 and 2009, respectively	4,221	11,500
Total stockholders’ equity	304,009	298,908

Total liabilities and stockholders’ equity	$3,411,505	$3,641,119

Great Southern Bancorp, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Data)

	2010	2009	2008
Interest Income
Loans	$145,832	$123,463	$119,829
Investment securities and other	27,359	32,405	24,985
	173,191	155,868	144,814
Interest Expense
Deposits	38,427	54,087	60,876
Federal Home Loan Bank advances	5,516	5,352	5,001
Short-term borrowings and repurchase agreements	3,329	6,393	5,892
Subordinated debentures issued to capital trust	578	773	1,462
	47,850	66,605	73,231

Net Interest Income	125,341	89,263	71,583
Provision for Loan Losses	35,630	35,800	52,200
Net Interest Income After Provision for Loan Losses	89,711	53,463	19,383

Noninterest Income
Commissions	8,284	6,775	8,724
Service charges and ATM fees	18,652	17,669	15,352
Net gains on loan sales	3,765	2,889	1,415
Net realized gains on sales of available-for-sale securities	8,787	2,787	44
Realized impairment of available-for-sale securities	—	(4,308)	(7,386)
Late charges and fees on loans	767	672	819
Change in interest rate swap fair value net of change in hedged deposit fair value	—	1,184	6,981
Gain recognized on business acquisitions	—	89,795	—
Accretion (amortization) of income/expense related to business acquisition	(10,427)	2,733	—
Other income	2,124	2,588	2,195
	31,952	122,784	28,144

Noninterest Expense
Salaries and employee benefits	44,842	40,450	31,081
Net occupancy expense	14,341	12,506	8,281
Postage	3,303	2,789	2,240
Insurance	4,562	5,716	2,223
Advertising	1,932	1,488	1,073
Office supplies and printing	1,522	1,195	820
Telephone	2,333	1,828	1,396
Legal, audit and other professional fees	2,867	2,778	1,739
Expense on foreclosed assets	4,914	4,959	3,431
Other operating expenses	8,288	4,486	3,422
	88,904	78,195	55,706

Income (Loss) Before Income Taxes	32,759	98,052	(8,179)
Provision (Credit) for Income Taxes	8,894	33,005	(3,751)
Net Income (Loss)	23,865	65,047	(4,428)
Preferred Stock Dividends and Discount Accretion	3,403	3,353	242

Net Income (Loss) Available to Common Shareholders	$20,462	$61,694	$(4,670)

Earnings (Loss) Per Common Share
Basic	$1.52	$4.61	$(.35)
Diluted	$1.46	$4.44	$(.35)

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Data)

							Accumulated
							Other
				Common	Additional		Comprehensive
	Income	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
	(Loss)	Stock	Stock	Warrants	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2008	$—	$—	$134	$—	$19,342	$170,933	$(538)	$—	$189,871
Net loss	(4,428)	—	—	—	—	(4,428)	—	—	(4,428)
Preferred stock issued	—	55,548	—	—	—	—	—	—	55,548
Common stock warrants issued	—	—	—	2,452	—	—	—	—	2,452
Stock issued under Stock Option Plan	—	—	—	—	469	—	—	25	494
Common dividends declared, $.72 per share	—	—	—	—	—	(9,633)	—	—	(9,633)
Preferred stock discount accretion	—	32	—	—	—	(32)	—	—	—
Preferred stock dividends accrued (5%)	—	—	—	—	—	(210)	—	—	(210)
Change in unrealized loss on available- for-sale securities, net of income taxes of $216	401	—	—	—	—	—	401	—	401
Company stock purchased	—	—	—	—	—	—	—	(408)	(408)
Reclassification of treasury stock per Maryland law	—	—	—	—	—	(383)	—	383	—
	$(4,027)

Balance, December 31, 2008	$—	55,580	134	2,452	19,811	156,247	(137)	—	234,087
Net income	65,047	—	—	—	—	65,047	—	—	65,047
Stock issued under Stock Option Plan	—	—	—	—	369	—	—	326	695
Common dividends declared, $.72 per share	—	—	—	—	—	(9,642)	—	—	(9,642)
Preferred stock discount accretion	—	437	—	—	—	(437)	—	—	—
Preferred stock dividends accrued (5%)	—	—	—	—	—	(2,916)	—	—	(2,916)
Change in unrealized gain on available- for-sale securities, net of income taxes of $6,266	11,637	—	—	—	—	—	11,637	—	11,637
Reclassification of treasury stock per Maryland law	—	—	—	—	—	326	—	(326)	—
	$76,684

Balance, December 31, 2009	$—	56,017	134	2,452	20,180	208,625	11,500	—	298,908
Net income	23,865	—	—	—	—	23,865	—	—	23,865
Stock issued under Stock Option Plan	—	—	—	—	521	—	—	610	1,131
Common dividends declared, $.72 per share	—	—	—	—	—	(9,676)	—	—	(9,676)
Preferred stock discount accretion	—	463	—	—	—	(463)	—	—	—
Preferred stock dividends accrued (5%)	—	—	—	—	—	(2,940)	—	—	(2,940)
Change in unrealized gain on available- for-sale securities, net of income taxes of $(3,919)	(7,279)	—	—	—	—	—	(7,279)	—	(7,279)
Reclassification of treasury stock per Maryland law	—	—	—	—	—	610	—	(610)	—

Balance, December 31, 2010	$16,586	$56,480	$134	$2,452	$20,701	$220,021	$4,221	$0	$304,009

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

Operating Activities
Net income (loss)	$23,865	$65,047	$(4,428)
Proceeds from sales of loans held for sale	179,472	194,599	94,935
Originations of loans held for sale	(189,269)	(196,726)	(91,914)
Items not requiring (providing) cash
Depreciation	3,571	2,723	2,446
Amortization	2,087	756	383
Compensation expense for stock option grants	461	337	468
Provision for loan losses	35,630	35,800	52,200
Net gains on loan sales	(3,765)	(2,889)	(1,415)
Net realized (gains) losses and impairment on available-for-sale securities	(8,787)	1,521	7,342
Gain on sale of premises and equipment	(44)	(47)	(191)
Loss on sale of foreclosed assets	588	2,855	1,456
Gain on purchase of additional business units	—	(89,795)	—
Amortization (accretion) of deferred income, premiums and discounts	15,063	(6,626)	(1,960)
Change in interest rate swap fair value net of change in hedged deposit fair value	—	(1,184)	(6,983)
Deferred income taxes	(5,451)	24,875	(5,562)
Changes in
Interest receivable	2,954	1,916	2,154
Prepaid expenses and other assets	39,303	923	(2,698)
Accounts payable and accrued expenses	(1,595)	(4,584)	2,626
Income taxes refundable/payable	(9,128)	9,267	(5,347)

Net cash provided by operating activities	84,955	38,768	43,512

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

Investing Activities
Net change in loans	$110,669	$103,995	$34,189
Purchase of loans	(12,164)	(23,252)	(12,030)
Proceeds from sale of student loans	22,291	9,407	634
Cash received from purchase of additional business units	—	265,769	—
Purchase of additional business units	(26)	—	—
Purchase of premises and equipment	(29,850)	(15,121)	(4,686)
Proceeds from sale of premises and equipment	354	266	434
Proceeds from sale of foreclosed assets	31,791	18,155	11,183
Capitalized costs on foreclosed assets	(1,669)	(502)	(567)
Proceeds from maturities, calls and repayments of held-to-maturity securities	30,165	70	60
Proceeds from sale of available-for-sale securities	296,829	110,739	85,242
Proceeds from maturities, calls and repayments of available-for-sale securities	199,113	229,069	206,902
Purchase of available-for-sale securities	(508,464)	(283,453)	(522,071)
Purchase of held-to-maturity securities	(15,000)	(40,000)	—
(Purchase) redemption of Federal Home Loan Bank stock	(349)	6,924	5,224

Net cash provided by (used in) investing activities	123,690	382,066	(195,486)

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

Financing Activities
Net increase (decrease) in certificates of deposit	$(332,387)	$(277,165)	$285,044
Net increase (decrease) in checking and savings accounts	216,535	224,577	(132,125)
Proceeds from Federal Home Loan Bank advances	—	—	503,000
Repayments of Federal Home Loan Bank advances	(17,028)	(103,148)	(596,395)
Net increase (decrease) in short-term borrowings	(78,224)	23,679	81,908
Proceeds from issuance of structured repurchase agreement	—	—	50,000
Proceeds from issuance of preferred stock and related common stock warrants to U.S. Treasury	—	—	58,000
Advances to borrowers for taxes and insurance	(249)	(103)	(44)
Company stock purchased	—	—	(408)
Dividends paid	(12,567)	(12,376)	(9,637)
Stock options exercised	670	358	26

Net cash provided by (used in) financing activities	(223,250)	(144,178)	239,369

Increase (Decrease) in Cash and Cash Equivalents	(14,605)	276,656	87,395

Cash and Cash Equivalents, Beginning of Year	444,576	167,920	80,525

Cash and Cash Equivalents, End of Year	$429,971	$444,576	$167,920

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (GSBC or the “Company”) operates as a one-bank holding company.  GSBC’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services, as well as travel and insurance services through wholly owned subsidiaries of the Bank, to customers primarily located in Missouri, Iowa, Kansas, Nebraska and Arkansas.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the FDIC indemnification asset and other-than-temporary impairments (OTTI) and fair values of financial instruments.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.  The valuation of the FDIC indemnification asset is determined in relation to the fair value of assets acquired through FDIC-assisted transactions for which cash flows are monitored on an ongoing basis.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Company, LLC (including its wholly owned subsidiary, Great Southern CDE, LLC), GS, LLC, GSSC, LLC, GS-RE Holding, LLC (including its wholly owned subsidiary, GS RE Management, LLC) and GS-RE Holding II, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the 2010 financial statements presentation.  These reclassifications had no effect on net income.

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

For debt securities with fair value below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The Company’s consolidated statements of operations as of and subsequent to December 31, 2009, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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
December 31, 2010, 2009 and 2008

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify consumer loans for impairment disclosures.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

 Loans Acquired in Business Combinations

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates.  Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans.  For purposes of applying ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristics.

The expected cash flows of the acquired loan pools in excess of the fair values recorded is referred to as the accretable yield and is recognized in interest income over the remaining estimated lives of the loan pools. The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.

FDIC Indemnification Asset

Through two FDIC-assisted transactions during 2009, the Bank acquired certain loans and foreclosed assets which are covered under loss sharing agreements with the FDIC.  These agreements commit the FDIC to reimburse the Bank for a portion of realized losses on these covered assets.  Therefore, as of the dates of acquisition, the Company calculated the amount of such reimbursements it expects to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with FASB ASC 805, each FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold.  There are no contractual interest rates on these contractual receivables from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the terms of the loss sharing agreements.  This discount will be accreted to income over future periods.  These acquisitions and agreements are more fully discussed in Note 5.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

No asset impairment was recognized during the years ended December 31, 2010, 2009 and 2008.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

A summary of goodwill and intangible assets is as follows:

	December 31,
	2010	2009
	(In Thousands)

Goodwill – Branch acquisitions	$379	$379
Goodwill – Travel agency acquisitions	876	875
Deposit intangibles
Branch acquisitions	138	226
TeamBank	2,210	2,631
Vantus Bank	1,763	2,074
Noncompete agreements	29	31

	$5,395	$6,216

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (FASB ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  In 2009, the Company acquired mortgage servicing rights as part of two FDIC-assisted transactions.  These mortgage servicing assets were initially recorded at their fair values as part of the acquisition valuation.  The initial fair values recorded for the mortgage servicing assets, acquired in 2009, totaled $923,000.  Mortgage servicing assets were $637,000 and $1.1 million at December 31, 2010 and 2009, respectively.  The Company has elected to measure the mortgage servicing rights for consumer mortgage loans using the amortization method, whereby servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  At December 31, 2010 and 2009, no valuation allowance was recorded.  Fair value in excess of the carrying amount of servicing assets is not recognized.

Stockholders’ Equity

At the 2004 Annual Meeting of Stockholders, the Company’s stockholders approved the Company’s reincorporation to the State of Maryland.  This reincorporation was completed in June 2004.  Under Maryland law, there is no concept of “Treasury Shares.”  Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law.  Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law.  The Company’s consolidated statements of financial condition reflect this change.  The cost of shares purchased by the Company has been allocated to common stock and retained earnings balances.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Earnings per share (EPS) were computed as follows:

	2010	2009	2008
	(In Thousands, Except Per Share Data)

Net income (loss)	$23,865	$65,047	$(4,428)

Net income (loss) available-to-common shareholders	$20,462	$61,694	$(4,670)

Average common shares outstanding	13,434	13,390	13,381

Average common share stock options and warrants outstanding	612	492	N/A

Average diluted common shares	14,046	13,882	13,381

Earnings (loss) per common share – basic	$1.52	$4.61	$(0.35)

Earnings (loss) per common share – diluted	$1.46	$4.44	$(0.35)

Options to purchase 498,674 and 573,393 shares of common stock were outstanding during the years ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for that year because the options’ exercise price was greater than the average market price of the common shares.  Because of the Company’s net loss, no potential options to purchase shares of common stock or common stock warrants were included in the calculation of diluted earnings per share for the year ended December 31, 2008.

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 22.  On January 1, 2006, the Company adopted FASB ASC Topic 718, Compensation – Stock Compensation, (SFAS No. 123(R), Share Based Payment).  Topic 718 specifies the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  Topic 718 requires an entity to recognize as compensation expense within the income statement the grant-date fair value of stock options and other equity-based compensation granted to employees.  As a result, compensation cost related to share-based payment transactions is now recognized in the Company’s consolidated financial statements using the modified prospective transition method provided for in the standard.  For the years ended December 31, 2010, 2009 and 2008, share-based compensation expense totaling $461,000, $337,000 and $468,000, respectively, has been included in salaries and employee benefits expense in the consolidated statements of operations.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

On December 31, 2005, the Board of Directors of the Company approved the accelerated vesting of certain outstanding out-of-the-money unvested options (Options) to purchase shares of the Company’s common stock held by the Company’s officers and employees.  Options to purchase 183,935 shares which would otherwise have vested from time to time over the next five years became immediately exercisable as a result of this action.  The accelerated Options had a weighted average exercise price of $31.49.  The closing market price on December 30, 2005, was $27.61.  The Company also placed a restriction on the sale or other transfer of shares (including pledging the shares as collateral) acquired through the exercise of the accelerated Options prior to the original vesting date.  With the acceleration of these Options, the compensation expense, net of taxes, that was recognized in the Company’s income statements for 2008, 2009 and 2010 was reduced by approximately $267,000, $238,000 and $103,000, respectively.  On December 31, 2005, the accelerated Options represented approximately 41% of the unvested Company options and 27% of the total of all outstanding Company options.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2010 and 2009, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2010, nearly all of the interest-bearing deposits were uninsured, with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2010 and 2009, no valuation allowance was established.

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2010 and 2009, respectively, was $79,549,000 and $72,055,000.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update No. (ASU) 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The update temporarily delays the effective date for disclosures on troubled debt restructurings required by ASU 2010-20.  The guidance is anticipated to be effective for interim and annual reporting periods beginning after June 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The update modifies step one of the impairment test for reporting units with zero or negative carrying amounts.  Entities with such reporting units must now perform step two of the impairment test when qualitative factors indicate it is more likely than not that impairment exists.  The amendment will be effective for the Company January 1, 2011.  The adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowances for Credit Losses.  This Update requires expanded disclosures to help financial statement users understand the nature of credit risks inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. The disclosures should be prepared on a disaggregated basis and provide a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging of past due financing receivables.  Disclosures required as of the end of a reporting period were effective for the Company December 31, 2010, and did not have a material impact on the Company’s financial position or results of operations.  Disclosures required for activity occurring during a reporting period are effective for the Company January 1, 2011.  This portion of the Update is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (FASB ASU 2010-09), which amends FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures.  This Update requires new disclosures to show significant transfers in and out of Level 1 and Level 2 fair value measurements as well as discussion regarding the reasons for the transfers.  It also clarifies existing disclosures requiring fair value measurement disclosures for each class of assets and liabilities.  The Update describes a class as being a subset of assets and liabilities within a line item on the statement of financial condition which will require management judgment to designate.  Use of the terminology “classes of assets and liabilities” represents an amendment from the previous terminology “major categories of assets and liabilities.”  Clarification is also provided for disclosures of Level 2 and Level 3 recurring and nonrecurring fair value measurements requiring discussion about the valuation techniques and inputs used.  These provisions of the Update were effective January 1, 2010.  Another new

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

disclosure requires an expanded reconciliation of activity in Level 3 fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than netting the amounts in one number.  This requirement is effective for the Company January 1, 2011.  The adoption of this Update is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (FASB ASU 2010-01).  This Update is a consensus of the FASB Emerging Issues Task Force and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying FASB ASC 505, Equity, and FASB ASC 260, Earnings per Share.  The amendments in this Update were effective January 1, 2010, and were applied on a retrospective basis.  The adoption of the amendments did not have a material impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB ASU 2009-17), which impacts FASB ASC 810 (FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).  The guidance was originally issued in June 2009 as FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  The guidance was effective for the Company January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (FASB ASU 2009-16), which amends FASB ASC 860 (SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  The guidance was originally issued in June 2009 as FASB Statement No. 166, Accounting for Transfers of Financial Assets, to enhance reporting about transfers of financial assets, including securitizations and situations where companies have continuing exposure to the risks related to transferred financial assets.  The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This guidance was effective for the Company January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (FASB ASU

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

2009-15).  This Update is a consensus of the FASB Emerging Issues Task Force.  This Update amends guidance in FASB ASC 470, Debt, and FASB ASC 260, Earnings per Share, and clarifies how a corporate entity should (1) account for a share-lending arrangement that is entered into in contemplation of a convertible debt offering and (2) calculate earnings per share. This Update was effective for the Company on January 1, 2010, for arrangements outstanding as of that date, including retrospective application.  Adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

Note 2:	Investments in Debt and Equity Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$4,000	$—	$20	$3,980
Collateralized mortgage obligations	8,311	183	814	7,680
Mortgage-backed securities	590,085	10,879	1,753	599,211
Small Business Administration loan pools	60,063	851	—	60,914
States and political subdivisions	99,314	378	4,075	95,617
Corporate bonds	49	—	28	21
Equity securities	1,230	893	—	2,123
	$763,052	$13,184	$6,690	$769,546

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$15,931	$28	$—	$15,959
Collateralized mortgage obligations	51,221	1,042	527	51,736
Mortgage-backed securities	614,338	18,508	672	632,174
States and political subdivisions	63,686	705	1,904	62,487
Corporate bonds	49	21	13	57
Equity securities	1,374	504	—	1,878
	$746,599	$20,808	$3,116	$764,291

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Additional details of the Company’s collateralized mortgage obligations and mortgage-backed securities at December 31, 2010, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collateralized mortgage obligations
FHLMC fixed	$602	$7	$—	$609
GNMA fixed	1,421	7	—	1,428

Total agency	2,023	14	—	2,037

Nonagency fixed	2,201	23	—	2,224
Nonagency variable	4,087	146	814	3,419
Total nonagency	6,288	169	814	5,643
	$8,311	$183	$814	$7,680

Total fixed	$4,224	$37	$—	$4,261
Total variable	4,087	146	814	3,419
	$8,311	$183	$814	$7,680

Mortgage-backed securities
FHLMC fixed	$28,153	$1,573	$—	$29,726
FHLMC hybrid ARM	72,358	3,782	3	76,137
Total FHLMC	100,511	5,355	3	105,863

FNMA fixed	29,333	1,246	55	30,524
FNMA hybrid ARM	54,660	2,766	—	57,426
Total FNMA	83,993	4,012	55	87,950

GNMA fixed	6,753	220	—	6,973
GNMA hybrid ARM	398,828	1,292	1,695	398,425
Total GNMA	405,581	1,512	1,695	405,398
	$590,085	$10,879	$1,753	$599,211

Total fixed	$64,239	$3,039	$55	$67,223
Total hybrid ARM	525,846	7,840	1,698	531,988
	$590,085	$10,879	$1,753	$599,211

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The amortized cost and fair value of available-for-sale securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$265	$271
After one through five years	6,029	6,045
After five through ten years	8,813	8,874
After ten years	148,319	145,342
Securities not due on a single maturity date	598,396	606,891
Equity securities	1,230	2,123

	$763,052	$769,546

The amortized cost and fair values of securities classified as held to maturity were as follows:

December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political subdivisions	$1,125	$175	$—	$1,300

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$15,000	$—	$365	$14,635
States and political subdivisions	1,290	140	—	1,430

	$16,290	$140	$365	$16,065

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The held-to-maturity securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$1,125	$1,300

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2010 and 2009:

	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$388,456	$393,261	$315,459	$322,995
Collateralized borrowing accounts	263,778	264,450	309,447	315,590
Structured repurchase agreements	66,755	68,202	66,571	68,603
Federal Reserve Bank borrowings	—	—	11,452	11,544
Treasury, tax and loan accounts	5,527	5,621	5,610	5,746

	$724,516	$731,534	$708,539	$724,478

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2010 and 2009, respectively, was approximately $298,813,000 and $139,985,000 which is approximately 38.77% and 17.93% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

During 2010, no securities were determined to have impairment that had become other than temporary.  During 2009, the Company determined that the impairment of certain available-for-sale securities with a book value of $8.5 million had become other than temporary.  Consequently, the Company recorded a $4.3 million pre-tax charge to income during 2009.  This total charge included $2.9 million related to a nonagency collateralized mortgage obligation.  During 2008, the Company determined that the impairment of certain available-for-sale equity securities with an original cost of $8.4 million had become other than temporary.  Consequently, the Company recorded a $7.4 million pre-tax charge to income during 2008.  This total charge included $5.7 million related to Fannie Mae and Freddie Mac preferred stock.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$3,980	$(20)	$—	$—	$3,980	$(20)
Collateralized mortgage obligations	—	—	1,809	(814)	1,809	(814)
Mortgage-backed securities	231,524	(1,753)	—	—	231,524	(1,753)
State and political subdivisions	56,221	(2,328)	5,257	(1,747)	61,478	(4,075)
Corporate bonds	8	(24)	14	(4)	22	(28)

	$291,733	$(4,125)	$7,080	$(2,565)	$298,813	$(6,690)

	2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$14,635	$(365)	$—	$—	$14,635	$(365)
Collateralized mortgage obligations	1,993	(385)	2,464	(142)	4,457	(527)
Mortgage-backed securities	102,796	(672)	—	—	102,796	(672)
State and political subdivisions	9,876	(156)	8,216	(1,748)	18,092	(1,904)
Corporate bonds	5	(13)	—	—	5	(13)

	$129,305	$(1,591)	$10,680	$(1,890)	$139,985	$(3,481)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Other-than-Temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities.  For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model.  For securities where the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.  The Company does not currently have securities within the scope of this guidance for beneficial interests in securitized financial assets.

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  The Company considers the length of time a security has been in an unrealized loss position, the relative amount of the unrealized loss compared to the carrying value of the security, the type of security and other factors.  If certain criteria are met, the Company performs additional review and evaluation using observable market values or various inputs in economic models to determine if an unrealized loss is other than temporary.  The Company uses quoted market prices for marketable equity securities and uses broker pricing quotes based on observable inputs for equity investments that are not traded on a stock exchange.  For nonagency collateralized mortgage obligations, to determine if the unrealized loss is other than temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss.  The Company also evaluates any current credit enhancement underlying these securities to determine the impact on cash flows.  If the Company determines that a given security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other than temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	Accumulated Credit Losses
	2010	2009
	(In Thousands)
Credit losses on debt securities held
Beginning of year	$2,983	$—
Additions related to other-than-temporary losses not previously recognized	—	3,304
Reductions due to sales	—	(321)

End of year	$2,983	$2,983

Note 3:	Other Comprehensive Income (Loss)

	2010	2009	2008
	(In Thousands)

Net unrealized gain (loss) on available-for-sale securities	$(2,000)	$24,307	$(6,725)

Net unrealized loss on available-for-sale debt securities for which a portion of an other- than-temporary impairment has been recognized	(411)	(4,150)	—

Less reclassification adjustment for gain (loss) included in net income	8,787	2,254	(7,342)

Other comprehensive income (loss), before tax effect	(11,198)	17,903	617

Tax expense (benefit)	(3,919)	6,266	216

Change in unrealized gain (loss) on available-for- sale securities, net of income taxes	$(7,279)	$11,637	$401

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2010	2009
	(In Thousands)
Net unrealized gain on available-for-sale securities	$7,279	$18,067
Net unrealized loss on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in income	(785)	(375)
	6,494	17,692
Tax expense	2,273	6,192

Net-of-tax amount	$4,221	$11,500

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, 2010 and 2009, included:

	2010	2009
	(In Thousands)

One- to four-family residential construction	$29,102	$32,966
Subdivision construction	86,649	104,425
Land development	51,014	127,265
Commercial construction	112,577	87,220
Owner occupied one- to four-family residential	98,099	102,421
Non-owner occupied one- to four-family residential	136,984	137,577
Commercial real estate	530,277	564,621
Other residential	210,846	190,552
Commercial business	185,865	151,250
Industrial revenue bonds	64,641	60,969
Consumer auto	48,992	47,734
Consumer other	77,331	92,008
Home equity lines of credit	46,852	46,578
FDIC-supported loans, net of discounts (TeamBank)	144,633	199,774
FDIC-supported loans, net of discounts (Vantus Bank)	160,163	225,950
	1,984,025	2,171,310
Undisbursed portion of loans in process	(63,108)	(46,920)
Allowance for loan losses	(41,487)	(40,101)
Deferred loan fees and gains, net	(2,543)	(2,164)

	$1,876,887	$2,082,125

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Classes of loans by aging at December 31, 2010 were as follows:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Still Accruing
	(In Thousands)
One- to four-family residential construction	$261	$—	$578	$839	$28,263	$29,102	$—
Subdivision construction	281	1,015	1,860	3,156	83,493	86,649	—
Land development	2,730	—	5,668	8,398	42,616	51,014	—
Commercial construction	—	—	—	—	112,577	112,577	—
Owner occupied one- to four- family residential	4,856	914	2,724	8,494	89,605	98,099
Non-owner occupied one- to four-family residential	2,085	2,130	2,831	7,046	129,938	136,984	—
Commercial real estate	2,749	8,546	6,074	17,369	512,908	530,277	—
Other residential	—	4,011	4,202	8,213	202,633	210,846	—
Commercial business	350	355	1,642	2,347	183,518	185,865	—
Industrial revenue bonds	—	—	2,190	2,190	62,451	64,641	—
Consumer auto	427	35	94	556	48,436	48,992	22
Consumer other	1,331	318	1,417	3,066	74,265	77,331	565
Home equity lines of credit	152	160	140	452	46,400	46,852	—
FDIC-supported loans, net of discounts (TeamBank)	2,719	3,731	13,285	19,735	124,898	144,633	—
FDIC-supported loans, net of discounts (Vantus Bank)	2,277	1,414	9,399	13,090	147,073	160,163	—
	20,218	22,629	52,104	94,951	1,889,074	1,984,025	$587
Less FDIC-supported loans, net of discounts	4,996	5,145	22,684	32,825	271,971	304,796

Total	$15,222	$17,484	$29,420	$62,126	$1,617,103	$1,679,229

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Nonaccruing loans are summarized as follows:

	December 31,
	2010	2009
	(In Thousands)

One- to four-family residential construction	$578	$374
Subdivision construction	1,860	2,328
Land development	5,668	5,982
Commercial construction	—	—
Owner occupied one- to four-family residential	2,724	1,629
Non-owner occupied one- to four-family residential	2,831	4,810
Commercial real estate	6,074	8,850
Other residential	4,202	479
Commercial business	1,642	743
Industrial revenue bonds	2,190	—
Consumer auto	72	74
Consumer other	852	514
Home equity lines of credit	140	217
Total	$28,833	$26,000

Transactions in the allowance for loan losses were as follows:

	2010	2009	2008
	(In Thousands)

Balance, beginning of year	$40,101	$29,163	$25,459
Provision charged to expense	35,630	35,800	52,200
Loans charged off, net of recoveries of $5,804 for 2010, $5,577 for 2009 and $4,531 for 2008	(34,244)	(24,862)	(48,496)

Balance, end of year	$41,487	$40,101	$29,163

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

	One- to Four- Family Residential and Construction	Other Residential and Construction	Commercial Real Estate	Commercial Construction	Other Commercial	Consumer	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,353	$1,714	$3,089	$2,083	$784	$37	$12,060
Collectively evaluated for impairment	$7,100	$2,152	$11,247	$3,769	$1,697	$2,632	$28,597
Loans acquired and accounted for under ASC 310-30	$—	$—	$—	$30	$800	$—	$830

Loans:
Individually evaluated for impairment	$40,562	$25,246	$72,379	$45,334	$8,340	$622	$192,483
Collectively evaluated for impairment	$310,272	$185,600	$522,539	$118,257	$177,525	$172,553	$1,486,746
Loans acquired and accounted for under ASC 310-30	$75,727	$23,277	$128,704	$22,858	$15,215	$39,015	$304,796

The weighted average interest rate on loans receivable at December 31, 2010 and 2009, was 6.03% and 6.25%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $207,546,000 and $264,825,000 at December 31, 2010 and 2009, respectively.  In addition, available lines of credit on these loans were $5,008,000 and $21,375,000 at December 31, 2010 and 2009, respectively.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

The following summarizes impaired loans at December 31, 2010:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
One- to four-family residential construction	$1,947	$2,371	$258	$1,724	$83
Subdivision construction	9,894	10,560	2,326	7,850	415
Land development	17,957	21,006	1,925	18,760	534
Commercial construction	1,851	1,851	158	458	31
Owner occupied one- to four-family residential	5,205	5,620	542	3,612	69
Non-owner occupied one- to four-family residential	11,785	12,267	1,227	8,182	386
Commercial real estate	25,782	26,392	3,045	10,615	603
Other residential	9,768	9,869	1,714	8,123	140
Commercial business	9,722	12,495	828	2,630	114
Consumer auto	125	137	4	30	1
Consumer other	429	481	14	93	4
Home equity lines of credit	148	166	19	109	1

Total	$94,613	$103,215	$12,060	$62,186	$2,381
At December 31, 2010, all impaired loans had specific valuation allowances.  Interest of approximately $388,000 and $1,122,000 was received on average impaired loans of approximately $23,544,000 and $33,596,000 for the years ended December 31, 2009 and 2008, respectively.  For impaired loans which were nonaccruing, interest of approximately $1,993,000, $1,858,000 and $2,874,000 would have been recognized on an accrual basis during the years ended December 31, 2010, 2009 and 2008, respectively.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2010, the Company had $6.5 million of construction loans, $5.5 million of residential mortgage loans, $8.2 million of commercial real estate loans, $57,000 of other commercial loans and $150,000 of consumer loans that were modified in troubled debt restructurings and impaired.  At December 31, 2009, the Company had commercial business loans of $180,000 that were modified in troubled debt restructurings and impaired.  In addition to this amount, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $9.7 million of commercial real estate loans and $1.7 million of other loans at December 31, 2009.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The Company reviews the credit quality of its loan portfolio using an internal grading system as shown as of December 31, 2010 below:

	Satisfactory	Watch	Special Mention	Substandard	Total
	(In Thousands)
One- to four-family residential construction	$27,620	$549	$—	$933	$29,102
Subdivision construction	69,907	8,408	—	8,334	86,649
Land development	12,927	20,834	—	17,253	51,014
Commercial construction	105,329	5,397	—	1,851	112,577
Owner occupied one- to four-family residential	92,385	766	—	4,948	98,099
Non-owner occupied one- to four-family residential	120,360	6,471	—	10,153	136,984
Commercial real estate	460,088	46,805	2,574	20,810	530,277
Other residential	185,600	15,478	—	9,768	210,846
Commercial business	177,525	812	—	7,528	185,865
Industrial revenue bonds	62,451	—	—	2,190	64,641
Consumer auto	48,883	—	—	109	48,992
Consumer other	76,966	—	—	365	77,331
Home equity lines of credit	46,704	—	—	148	46,852
FDIC-supported loans, net of discounts (TeamBank)	144,633	—	—	—	144,633
FDIC-supported loans, net of discounts (Vantus Bank)	160,163	—	—	—	160,163

Grand Total	$1,791,541	$105,520	$2,574	$84,390	$1,984,025

The FDIC-supported loans are evaluated using the internal grading system shown above.  However, since the loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at December 31, 2010.  See Note 5 for further discussion of the acquired loan pools and loss sharing agreements.

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 10 and 12.

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2010 and 2009, loans outstanding to these directors and executive officers are summarized as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	December 31,
	2010	2009
	(In Thousands)

Balance, beginning of year	$14,892	$28,718
New loans	2,293	4,699
Payments	(4,252)	(18,525)

Balance, end of year	$12,933	$14,892

Note 5:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets

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

The Bank recorded a preliminary one-time gain of $27.8 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805 (SFAS No. 141(R), Business Combinations). FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. Subsequent to the initial fair value estimate calculations in the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 20, 2009, which resulted in adjustments to the initial fair value estimates.  Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

resulted in increased fair value estimates of the acquired loan pools.  The fair values of these loan pools were adjusted and the provisional fair values finalized.  These adjustments resulted in a $16.1 million increase to the initial one-time gain of $27.8 million.  Thus, the final gain was $43.9 million related to the fair value of the acquired assets and assumed liabilities.  This gain was included in Noninterest Income in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009.

The Bank originally recorded the fair value of the acquired loans at their preliminary fair value of $222.8 million and the related FDIC indemnification asset was originally recorded at its preliminary fair value of $153.6 million.  As discussed above, these initial fair values were adjusted during the measurement period, resulting in a final fair value at the acquisition date of $264.4 million for acquired loans and $128.3 million for the FDIC indemnification asset. A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2010 and 2009 was $2.4 million and $966,000, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection.  Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

preliminary estimated fair value of $62.2 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in an initial preliminary gain of $45.9 million, which was included in Noninterest Income in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009. During 2010, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded. The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $247.0 million and the related FDIC indemnification asset was recorded at its estimated fair value of $62.2 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2010 and 2009 was $1.2 million and $0 respectively.

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

Fair Value and Expected Cash Flows

At the time of these acquisitions, the Company determined the fair value of the loan portfolios based on several assumptions.  Factors considered in the valuations were projected cash flows for the loans, type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan was amortizing.  Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.  Management also estimated the amount of credit losses that were expected to be realized for the loan portfolios.  The discounted cash flow approach was used to value each pool of loans.  For nonperforming loans, fair value was estimated by calculating the present value of the recoverable cash flows using a discount rate based on comparable corporate bond rates.  This valuation of the acquired loans is a significant component leading to the valuation of the loss sharing assets recorded.

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the year ended December 31, 2010, increases in expected cash flows related to both acquired loan portfolios resulted in adjustments totaling $58.9 million to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. The impact of the adjustments on the year ended December 31, 2010 was increased interest income of $19.5 million.  The increase in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  This resulted in corresponding adjustments totaling $51.8 million to

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The amount of the adjustments impacting the year ended December 31, 2010 was $17.1 million of amortization expense recorded in non-interest income as a reduction in income.  The net impact of the adjustments was an increase of $2.3 million to pre-tax income.  At December 31, 2009, the Company’s estimate of cash flows expected to be received from the acquired loan pools had not materially changed, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.

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

TeamBank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at December 31, 2010 and 2009.  Gross loan balances (due from the borrower) were reduced approximately $216.5 million since the transaction date through repayments by the borrower or charge-downs to customer loan balances.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	December 31, 2010
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$219,289	$15,921
Noncredit premium/(discount)	(3,875)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(21,071)	—
Book value of assets	(144,633)	(5,463)

Anticipated realized loss	49,710	10,458
Assumed loss sharing recovery percentage	85%	78%

Estimated loss sharing value	42,275	8,204
Indemnification asset to be amortized resulting from change in expected losses	20,011	—
Accretable discount on FDIC indemnification asset	(6,077)	—

FDIC indemnification asset	$56,209	$8,204

	December 31, 2009
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$326,768	$2,817
Noncredit premium/(discount)	(6,313)	—
Book value of assets	(199,774)	(2,467)

Anticipated realized loss	120,681	350
Assumed loss sharing recovery percentage	86%	80%

Estimated loss sharing value	104,295	280
Accretable discount on FDIC indemnification asset	(9,647)	(43)

FDIC indemnification asset	$94,648	$237

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Vantus Bank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at December 31, 2010 and 2009.  Gross loan balances (due from the borrower) were reduced approximately $123.5 million since the transaction date through repayments by the borrower or charge-downs to customer loan balances.

	December 31, 2010
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$208,080	$9,944
Non-credit premium/(discount)	(1,431)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(18,428)	—
Book value of assets	(160,163)	(5,899)

Anticipated realized loss	28,058	4,045
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	22,445	3,236
Indemnification asset to be amortized resulting from change in expected losses	14,743	—
Accretable discount on FDIC indemnification asset	(3,850)	(109)

FDIC indemnification asset	$33,338	$3,127

	December 31, 2009
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$290,936	$4,682
Non-credit premium/(discount)	(2,623)	—
Book value of assets	(225,950)	(682)

Anticipated realized loss	62,363	4,000
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	49,891	3,200
Accretable discount on FDIC indemnification asset	(6,383)	(109)

FDIC indemnification asset	$43,508	$3,091

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The carrying amount of assets covered by the loss sharing agreement related to the TeamBank transaction at March 20, 2009 (the acquisition date), consisted of impaired loans required to be accounted for in accordance with FASB ASC 310-30, other loans not subject to the specific criteria of FASB ASC 310-30, but accounted for under the guidance of FASB ASC 310-30 (FASB ASC 310-30 by Policy Loans) and other assets as shown in the following table:

		FASB ASC
	FASB	310-30
	ASC	by
	310-30	Policy
	Loans	Loans	Other	Total
	(In Thousands)
Loans	$31,216	$233,127	$—	$264,343
Foreclosed assets	—	—	2,871	2,871
Estimated loss reimbursement from the FDIC	—	—	126,936	126,936
Total covered assets	$31,216	$233,127	$129,807	$394,150

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The carrying amount of assets covered by the loss sharing agreement related to the Vantus Bank transaction at September 4, 2009 (the acquisition date), consisted of impaired loans required to be accounted for in accordance with FASB ASC 310-30, other loans not subject to the specific criteria of FASB ASC 310-30, but accounted for under the guidance of FASB ASC 310-30 (FASB ASC 310-30 by Policy Loans) and other assets as shown in the following table:

		FASB ASC
	FASB	310-30
	ASC	by
	310-30	Policy
	Loans	Loans	Other	Total
	(In Thousands)
Loans	$17,006	$230,043	$—	$247,049
Foreclosed assets	—	—	2,249	2,249
Estimated loss reimbursement from the FDIC	—	—	62,211	62,211
Total covered assets	$17,006	$230,043	$64,460	$311,509

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

A majority of these loans were valued as of their acquisition dates based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2010 and 2009:

	TeamBank	Vantus Bank
	(In Thousands)

Balance, January 1, 2009	$—	$—
Additions	44,221	45,022
Accretion	(12,921)	(5,999)

Balance, December 31, 2009	31,300	39,023

Accretion	(24,250)	(23,848)
Reclassification from nonaccretable difference(1)	29,715	20,621

Balance, December 31, 2010	$36,765	$35,796

(1) Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses. The increases were partially offset by decreases in expected accretion based on reductions in estimated lives of the loan pools totaling $1.8 million and $6.8 million for TeamBank and Vantus Bank, respectively.

Note 6:	Foreclosed Assets Held for Sale

Major classifications of foreclosed assets were as follows:

	December 31,
	2010	2009
	(In Thousands)
One-to four-family construction	$2,510	$1,214
Subdivision construction	19,816	20,208
Land development	10,620	3,010
Commercial construction	3,997	5,526
One-to four-family residential	2,896	5,633
Other residential	4,178	703
Commercial real estate	4,565	1,440
Consumer	318	777
	48,900	38,511
FDIC-supported foreclosed assets, net of discounts	11,362	3,149
	$60,262	$41,660

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Expenses applicable to foreclosed assets at December 31 include the following:

	2010	2009	2008
	(In Thousands)
Net loss on sales of real estate	$2,124	$1,979	$1,759
Operating expenses, net of rental income	2,790	2,980	1,672

	$4,914	$4,959	$3,431

Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, were as follows:

	December 31,
	2010	2009
	(In Thousands)
Land	$20,026	$12,757
Buildings and improvements	46,055	30,170
Furniture, fixtures and equipment	32,796	28,061
	98,877	70,988
Less accumulated depreciation	30,525	28,605
	$68,352	$42,383

Note 8:	Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2010, the Company had nine investments, with a net carrying value of $12.4 million.  Due to the Company’s inability to exercise any significant influence over any of the nine investments, all investments in Affordable Housing Partnerships are accounted for using the cost method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships ceased to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal tax credits to be utilized over a maximum of 15 years are $43.3 million as of December 31, 2010.  Amortization of the investments in partnerships will be approximately $31.6 million.  The Company’s usage of federal tax credits approximated $1.3 million, $351,000 and $161,000 during 2010, 2009 and 2008, respectively.  Investment amortization amounted to $1.2 million, $160,000 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 9:	Deposits

Deposits are summarized as follows:

	Weighted Average	December 31,
	Interest Rate	2010	2009
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$257,569	$258,792
Interest-bearing checking and savings accounts	0.83% - 1.00%	1,038,620	820,862

		1,296,189	1,079,654

Certificate accounts	0% - 1.99%	838,619	781,565
	2% - 2.99%	298,029	513,837
	3% - 3.99%	28,398	103,217
	4% - 4.99%	126,001	222,142
	5% - 5.99%	8,346	12,927
	6% - 6.99%	311	586
	7% and above	—	33
		1,299,704	1,634,307

		$2,595,893	$2,713,961

The weighted average interest rate on certificates of deposit was 1.85% and 2.33% at December 31, 2010 and 2009, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $395,763,000 and $386,804,000 at December 31, 2010 and 2009, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $363,337,000 and $628,287,000 at December 31, 2010 and 2009, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

At December 31, 2010, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total
	(In Thousands)

2011	$705,168	$297,445	$1,002,613
2012	147,334	51,335	198,669
2013	40,915	1,004	41,919
2014	20,150	13,553	33,703
2015	21,005	—	21,005
Thereafter	1,795	—	1,795

	$936,367	$363,337	$1,299,704

A summary of interest expense on deposits is as follows:

	2010	2009	2008
	(In Thousands)

Checking and savings accounts	$8,468	$6,600	$8,370
Certificate accounts	30,065	47,592	52,616
Early withdrawal penalties	(106)	(105)	(110)

	$38,427	$54,087	$60,876

Note 10:	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following:

	December 31, 2010		December 31, 2009
Due In	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(In Thousands, Except Interest Rates)
2010	$—	—%	$17,028	4.40%
2011	32,293	4.28	32,293	4.28
2012	22,993	4.41	22,993	4.41
2013	281	5.68	281	5.68
2014	335	5.47	335	5.47
2015	10,065	3.87	10,065	3.87
2016 and thereafter	86,505	3.72	86,505	3.72
	152,472	3.96	169,500	4.00
Unamortized fair value adjustment	1,053		2,103
	$153,525		$171,603

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

Included in the Bank’s FHLB advances is a $20,000,000 advance with a maturity date of July 16, 2012.  The interest rate on this advance is 4.17%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

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

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2010 and 2009.  Loans with carrying values of approximately $636,416,000 and $644,654,000 were pledged as collateral for outstanding advances at December 31, 2010 and 2009, respectively.  The Bank has potentially available $243,863,000 remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2010.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 11:	Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2010	2009
	(In Thousands)

Note payable – Community Development Equity Funds	$778	$289
Securities sold under reverse repurchase agreements	257,180	335,893

	$257,958	$336,182

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

Short-term borrowings had weighted average interest rates of 0.26% and 0.70% at December 31, 2010 and 2009, respectively.  Short-term borrowings averaged approximately $291,692,000 and $348,509,000 for the years ended December 31, 2010 and 2009, respectively.  The maximum amounts outstanding at any month end were $328,567,000 and $396,467,000, respectively, during those same periods.

Note 12:	Federal Reserve Bank Borrowings

The Bank has a potentially available $271,006,000 line of credit under a borrowing arrangement with the Federal Reserve Bank at December 31, 2010.  The line is secured primarily by commercial loans.

Note 13:	Structured Repurchase Agreements

In September 2008, the Company entered into a structured repo borrowing transaction for $50 million.  This borrowing bears interest at a fixed rate of 4.34% if three-month LIBOR remains at 2.81% or less on quarterly interest reset dates; if LIBOR is above the 2.81% rate on quarterly interest reset dates, then the Company’s borrowing rate decreases by 2.5 times the difference in LIBOR (up to 250 basis points).  This borrowing matures September 15, 2015, and has a call provision that allows the repo counterparty to call the borrowing quarterly beginning September 15, 2011.  The Company pledges investment securities to collateralize this borrowing.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

As part of the September 4, 2009, FDIC-assisted transaction involving Vantus Bank, the Company assumed $3,000,000 in repurchase agreements with commercial banks.  These agreements were recorded at their estimated fair value which was derived using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings to the scheduled contractual maturity on the outstanding borrowing.  As of September 4, 2009, the fair value of the repurchase agreements was $3,211,000 with an effective interest rate of 2.84%.  These borrowings bear interest at a fixed rate of 4.68% and are due in 2013.  The Company pledges investment securities to collateralize the borrowings in an amount of at least 110% of the total borrowings outstanding.  At December 31, 2010 and 2009, the book value of these repurchase agreements was $3,142,000 and $3,194,000, respectively.

Note 14:	Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25,000,000 aggregate liquidation amount of floating rate Cumulative Trust Preferred Securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company’s option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25,774,000 and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 1.89% and 1.88% at December 31, 2010 and 2009, respectively.

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $5,000,000 aggregate liquidation amount of floating rate Cumulative Trust Preferred Securities.  The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities are redeemable at the Company’s option beginning October 2012, and if not sooner redeemed, mature on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5,155,000 and bearing an interest rate identical to the distribution rate on the Trust III securities.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 1.69% at both December 31, 2010 and 2009.

Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A Preferred Stock in connection with the TARP Capital Purchase Program, prior to the earlier of (i) December 5, 2011, and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not redeem its trust preferred securities (or the related Junior Subordinated Debentures), without the consent of Treasury.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Subordinated debentures issued to capital trusts are summarized as follows:

	December 31,
	2010	2009
	(In Thousands)

Subordinated debentures	$30,929	$30,929

Note 15:	Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2010 and 2009, retained earnings included approximately $17,500,000 for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6,475,000 at December 31, 2010 and 2009.

The provision (credit) for income taxes included these components:

	2010	2009	2008
	(In Thousands)
Taxes currently payable	$14,345	$8,130	$1,811
Deferred income taxes	(5,451)	24,875	(5,562)
Income tax expense (credit)	$8,894	$33,005	$(3,751)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2010	2009
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$14,521	$14,036
Interest on nonperforming loans	454	952
Accrued expenses	867	587
Excess of cost over fair value of net assets acquired	190	202
Realized impairment on available-for-sale securities	1,873	—
Write-down of foreclosed assets	3,004	480
Other	—	1
	20,909	16,258
Deferred tax liabilities
Tax depreciation in excess of book depreciation	(871)	(171)
FHLB stock dividends	(138)	(138)
Partnership tax credits	(1,287)	(1,774)
Prepaid expenses	(524)	(262)
Unrealized gain on available-for-sale securities	(2,273)	(4,195)
Difference in basis for acquired assets and liabilities	(18,511)	(20,210)
Other	(353)	(527)
	(23,957)	(27,277)

Net deferred tax liability	$(3,048)	$(11,019)

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	2010	2009	2008

Tax at statutory rate	35.0%	35.0%	(35.0)%
Nontaxable interest and dividends	(5.0)	(1.6)	(15.4)
Tax credits	(3.9)	—	—
State taxes	0.8	—	—
Other	0.2	0.3	4.5

	27.1%	33.7%	(45.9)%

With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 16:	Disclosures About Fair Value of Financial Instruments

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at December 31, 2010 and 2009, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-Sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, corporate debt

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

securities, collateralized mortgage obligations, state and municipal bonds and U.S. government agency equity securities.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no Recurring Level 3 securities at both December 31, 2010 and 2009.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

		2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
U.S. government agencies	$3,980	$—	$3,980	$—
Collateralized mortgage obligations	7,680	—	7,680	—
Mortgage-backed securities	599,211	—	599,211	—
Small Business Administration loan pools	60,914	—	60,914	—
States and political subdivisions	95,617	—	95,617	—
Corporate bonds	21	—	21	—
Equity securities	2,123	630	1,493	—
Mortgage servicing rights	637	—	—	637

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

		2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
U.S. government agencies	$15,959	$—	$15,959	$—
Collateralized mortgage obligations	51,736	—	51,736	—
Mortgage-backed securities	632,174	—	632,174	—
States and political subdivisions	62,487	—	62,487	—
Corporate bonds	57	—	57	—
Equity securities	1,878	476	1,402	—
Mortgage servicing rights	1,132	—	—	1,132

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

		Mortgage
	Investment	Servicing
	Securities	Rights
	(In Thousands)

Balance, January 1, 2009	$445	$24

Additions	—	67
Amortization		(61)
Servicing rights acquired in FDIC-assisted transactions	—	1,102
Realized loss included in non-interest income	(471)	—
Unrealized loss included in comprehensive income	55	—
Transfer from Level 3 to Level 2	(29)	—

Balance, December 31, 2009	0	1,132

Additions	—	50
Amortization	—	(545)

Balance, December 31, 2010	$0	$637

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

		2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Loans held for sale	$22,499	$—	$22,499	$—
Impaired loans	80,407	—	—	80,407
Foreclosed assets held for sale	10,360	—	—	10,360

		2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Loans held for sale	$9,269	$—	$9,269	$—
Impaired loans	48,750	—	—	48,750
Foreclosed assets held for sale	9,342	—	—	9,342

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2010 and 2009.

FDIC Indemnification Asset

As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse the Bank for 80% of the first $115 million in realized losses.  The FDIC will reimburse the Bank 95% on realized losses that exceed $115 million.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

because it is not contractually embedded in the loans and is not transferable with the loans should the Bank choose to dispose of them.  Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At December 31, 2010 and 2009, the carrying value of the FDIC indemnification asset was $64.4 million and $94.9 million, respectively. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis on a quarterly or annual basis.  This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

Under the second agreement (Vantus Bank), the FDIC will reimburse the Bank for 80% of the first $102 million in realized losses.  The FDIC will reimburse the Bank 95% on realized losses that exceed $102 million.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should the Bank choose to dispose of them.  Fair value at the acquisition date (September 4, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At December 31, 2010 and 2009, the carrying value of the FDIC indemnification asset was $36.5 million and $46.6 million, respectively. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement.  While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis on a quarterly or annual basis.  This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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
December 31, 2010, 2009 and 2008

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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$429,971	$429,971	$444,576	$444,576
Available-for-sale securities	769,546	769,546	764,291	764,291
Held-to-maturity securities	1,125	1,300	16,290	16,065
Mortgage loans held for sale	22,499	22,499	9,269	9,269
Loans, net of allowance for loan losses	1,876,887	1,878,345	2,082,125	2,088,103
Accrued interest receivable	12,628	12,628	15,582	15,582
Investment in FHLB stock	11,572	11,572	11,223	11,223
Mortgage servicing rights	637	637	1,132	1,132

Financial liabilities
Deposits	2,595,893	2,603,440	2,713,961	2,716,841
FHLB advances	153,525	158,052	171,603	177,725
Short-term borrowings	257,958	257,958	336,182	336,182
Structured repurchase agreements	53,142	61,007	53,194	59,092
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	3,765	3,765	6,283	6,283
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	50	50	42	42
Lines of credit	—	—	—	—

Note 17:	Operating Leases

The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

At December 31, 2010, future minimum lease payments were as follows (in thousands):

2011	$1,202
2012	1,049
2013	750
2014	660
2015	263
Thereafter	857

$4,781

Rental expense was $1,185,000, $1,053,000 and $934,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 18:	Interest Rate Swaps

In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  In accordance with FASB ASC Topic 815, Derivatives and Hedging, all derivatives are measured and reported at fair value on the Company’s consolidated statement of financial condition as either an asset or a liability.  For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values.  For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value of the hedged item are recognized immediately in current earnings during the period of the change.  Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under FASB ASC 815 are also reported currently in earnings in noninterest income.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

value of the hedged item, the derivative expires, is sold or terminated or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

At December 31, 2010 and 2009, the Company had no derivative financial instruments.  The net gains recognized in earnings on fair value hedges were $0, $1.2 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 19:	Commitments and Credit Risk

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

At December 31, 2010 and 2009, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $79,004,000 and $26,028,000, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $15,758,000 and $3,340,000 at December 31, 2010 and 2009, respectively.

Letters of Credit

Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under nonfinancial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  Fees for letters of credit issued are initially recorded by the Bank as deferred revenue and are included in earnings at the termination of the respective agreements.  Should the Bank be obligated to perform under the standby letters of credit the Bank may seek recourse from the customer for reimbursement of amounts paid.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The Company had total outstanding standby letters of credit amounting to approximately $16,718,000 and $16,194,000 at December 31, 2010 and 2009, respectively, with $12,970,000 and $12,037,000, respectively, of the letters of credit having terms up to five years.  The remaining $3,748,000 and $4,157,000 at December 31, 2010 and 2009, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

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

At December 31, 2010, the Bank had granted unused lines of credit to borrowers aggregating approximately $102,116,000 and $61,199,000 for commercial lines and open-end consumer lines, respectively.  At December 31, 2009, the Bank had granted unused lines of credit to borrowers aggregating approximately $86,902,000 and $44,768,000 for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri, the greater Kansas City, Missouri, area and the western and central portions of Iowa.  Although the Bank has a diversified portfolio, loans aggregating approximately $191,410,000 and $206,989,000 at December 31, 2010 and 2009, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.  Residential mortgages account for approximately $68,657,000 and $77,827,000 of this total at December 31, 2010 and 2009, respectively.

In addition, loans aggregating approximately $210,062,000 and $230,698,000 at December 31, 2010 and 2009, respectively, are secured by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 20:	Additional Cash Flow Information

	2010	2009	2008
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$71,347	$39,767	$31,600
Sale and financing of foreclosed assets	$20,523	$15,317	$7,268
Conversion of foreclosed assets to premises and equipment	—	$100	—
Dividends declared but not paid	$2,849	$2,800	$2,618

Additional Cash Payment Information
Interest paid	$50,368	$69,547	$70,155
Income taxes paid	$17,595	$3,165	$4,590
Income taxes refunded	$25	$3,389	$172

Note 21:	Employee Benefits

The Company participates in a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan will continue to accrue benefits.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for the years ended December 31, 2010, 2009 and 2008, were approximately $835,000, $719,000 and $1.2 million, respectively.  As a member of a multiemployer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable.

The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee’s contribution on the first 4% of the employee’s compensation, and also matches 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for the years ended December 31, 2010, 2009 and 2008, were approximately $1.0 million, $759,000 and $673,000, respectively.

Note 22:	Stock Option Plan

The Company established the 1989 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 2,464,992 (adjusted for stock splits) shares of common stock.  This plan has expired; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2010, there were no options outstanding under this plan.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock.  Upon stockholders’ approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2010, there were 58,024 options outstanding under this plan.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,196,448 (adjusted for stock splits) shares of common stock.  At December 31, 2010, there were 685,772 options outstanding under the plan.

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

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company’s stock option plans:

			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2008	627,658	670,293	$24.423
Granted	(72,030)	72,030	8.516
Exercised	—	(1,972)	(13.233)
Forfeited from terminated plan(s)	—	(9,394)	(16.229)
Forfeited from current plan(s)	30,560	(30,560)	(26.794)

Balance, December 31, 2008	586,188	700,397	23.003
Granted	(72,425)	72,425	21.367
Exercised	—	(25,434)	14.066
Forfeited from terminated plan(s)	—	(6,455)	11.910
Forfeited from current plan(s)	10,747	(10,747)	25.397

Balance, December 31, 2009	524,510	730,186	23.215
Granted	(88,190)	88,190	22.105
Exercised	—	(47,597)	14.088
Forfeited from terminated plan(s)	—	(850)	7.785
Forfeited from current plan(s)	26,133	(26,133)	25.916

Balance, December 31, 2010	462,453	743,796	$23.592

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2010	2009	2008

Expected dividends per share	$0.72	$0.72	$0.72
Risk-free interest rate	1.52%	2.19%	2.05%
Expected life of options	5 years	5 years	5 years
Expected volatility	37.69%	69.16%	46.93%
Weighted average fair value of options granted during year	$5.60	$9.90	$1.72

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

The following table presents the activity related to options under all plans for the year ended December 31, 2010.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2010	730,186	$23.215	5.75
Granted	88,190	22.105	—
Exercised	(47,597)	14.088	—
Forfeited	(26,983)	25.346	—
Options outstanding, December 31, 2010	743,796	23.592	5.59

Options exercisable, December 31, 2010	477,236	25.299	3.98

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

For the years ended December 31, 2010, 2009 and 2008, options granted were 88,190, 72,425 and 72,030, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2010, 2009 and 2008, was $388,000, $196,000 and $7,000, respectively.  Cash received from the exercise of options for the years ended December 31, 2010, 2009 and 2008, was $671,000, $358,000 and $26,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $309,000, $183,000 and $182 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2010.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2010	253,603	$20.624	$5.951
Granted	88,190	22.105	5.601
Vested this period	(63,237)	23.129	5.185
Nonvested options forfeited	(11,996)	20.395	5.670

Nonvested options, December 31, 2010	266,560	20.535	6.029
At December 31, 2010, there was $1.4 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2015, with the majority of this expense recognized in 2011 and 2012.

The following table further summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.688 to $12.898	85,472	5.97 years	$9.64	36,427	$11.24
$18.188 to $25.000	325,790	5.91 years	$20.96	167,007	$20.14
$25.480 to $36.390	332,534	5.19 years	$29.76	273,802	$30.32

	743,796	5.59 years	$23.59	477,236	$25.30

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 23:	Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the footnote regarding loans.  Estimates used in valuing acquired loans, loss sharing agreements and FDIC indemnification assets and in continuing to monitor related cash flows of acquired loans are discussed in Note 5.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on loans, deposits and on commitments and credit risk.

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

Note 24:	Regulatory Matters

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In Thousands)

As of December 31, 2010
Total risk-based capital
Great Southern Bancorp, Inc.	$348,825	18.0%	$	≥154,666	≥8.0%		N/A	N/A
Great Southern Bank	$305,976	15.8%	$	≥154,515	≥8.0%	$	≥193,144	≥10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$324,445	16.8%	$	≥77,333	≥4.0%		N/A	N/A
Great Southern Bank	$281,619	14.6%	$	≥77,257	≥4.0%	$	≥115,886	≥6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$324,445	9.5%	$	≥136,120	≥4.0%		N/A	N/A
Great Southern Bank	$281,619	8.3%	$	≥135,985	≥4.0%	$	≥169,982	≥5.0%

As of December 31, 2009
Total risk-based capital
Great Southern Bancorp, Inc.	$337,361	16.3%	$	≥166,021	≥8.0%		N/A	N/A
Great Southern Bank	$293,840	14.2%	$	≥165,815	≥8.0%	$	≥207,268	≥10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$311,245	15.0%	$	≥83,010	≥4.0%		N/A	N/A
Great Southern Bank	$267,756	12.9%	$	≥82,907	≥4.0%	$	≥124,361	≥6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$311,245	8.6%	$	≥145,297	≥4.0%		N/A	N/A
Great Southern Bank	$267,756	7.4%	$	≥145,680	≥4.0%	$	≥182,101	≥5.0%

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2010 and 2009, the Company and the Bank exceeded their minimum capital requirements.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Note 25:	Litigation Matters

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some for which the relief or damages sought are substantial.  After reviewing pending and threatened litigation with counsel, management believes at this time that, except as noted below, the outcome of such litigation will not have a material adverse effect on the results of operations or stockholders’ equity.  We are not able to predict at this time whether the outcome or such actions may or may not have a material adverse effect on the results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

On November 22, 2010, a suit was filed against the Bank in Missouri state court in Springfield by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws.  The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts.  The Bank has filed a motion to dismiss the suit.  At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 26:	Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2010, 2009 and 2008:

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$39,754	$39,612	$41,535	$52,290
Interest expense	13,183	12,488	11,341	10,838
Provision for loan losses	5,500	12,000	10,800	7,330
Net realized gains (losses) and impairment on available-for-sale securities	—	3,465	5,441	(119)
Noninterest income	8,997	14,139	12,232	(3,416)
Noninterest expense	22,143	20,808	22,602	23,351
Provision for income taxes	2,387	2,631	2,862	1,014
Net income	5,538	5,824	6,162	6,341
Net income available to common shareholders	4,699	4,976	5,305	5,482
Earnings per common share – diluted	0.34	0.35	0.38	0.39

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$34,300	$39,971	$39,736	$41,861
Interest expense	16,770	18,442	15,911	15,482
Provision for loan losses	5,000	6,800	16,500	7,500
Net realized gains (losses) and impairment on available-for-sale securities	(3,985)	176	1,966	322
Noninterest income	47,546	9,333	56,755	9,150
Noninterest expense	14,655	20,008	22,657	20,875
Provision for income taxes	16,246	897	13,988	1,874
Net income	29,175	3,157	27,435	5,280
Net income available to common shareholders	28,351	2,316	26,584	4,443
Earnings per common share – diluted	2.10	0.17	1.90	0.32

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$38,340	$35,664	$35,024	$35,786
Interest expense	20,497	17,533	16,657	18,544
Provision for loan losses	37,750	4,950	4,500	5,000
Net realized gains (losses) and impairment on available-for-sale securities	6	1	(5,293)	(2,056)
Noninterest income	10,182	9,864	1,789	6,309
Noninterest expense	14,116	13,557	14,650	13,383
Provision (credit) for income taxes	(8,688)	3,156	182	1,599
Net income (loss)	(15,153)	6,332	824	3,569
Net income (loss) available to common shareholders	(15,153)	6,332	824	3,327
Earnings (loss) per common share – diluted	(1.13)	.47	.06	.25

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 27:	Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2010 and 2009, and statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2010	2009
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$44,442	$44,818
Available-for-sale securities	2,123	1,878
Investment in subsidiary bank	290,603	285,092
Income taxes receivable	44	45
Prepaid expenses and other assets	1,149	1,168

	$338,361	$333,001

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,111	$2,988
Deferred income taxes	312	176
Subordinated debentures issued to capital trust	30,929	30,929
Preferred stock	56,480	56,017
Common stock	134	134
Common stock warrants	2,452	2,452
Additional paid-in capital	20,701	20,180
Retained earnings	220,021	208,625
Unrealized gain on available-for-sale securities, net	4,221	11,500

	$338,361	$333,001

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In Thousands)
Statements of Operations
Income
Dividends from subsidiary bank	$12,000	$11,750	$40,000
Interest and dividend income	16	34	114
Net realized gains on sales of available-for-sale securities	15	—	—
Net realized losses on impairments of available- for-sale securities	—	(533)	(1,718)
Other income (loss)	(11)	(4)	145
	12,020	11,247	38,541

Expense
Provision for loan losses	—	—	29,579
Operating expenses	1,121	972	1,091
Interest expense	578	773	1,462
	1,699	1,745	32,132

Income before income tax and equity in undistributed earnings of subsidiaries	10,321	9,502	6,409
Credit for income taxes	(502)	(601)	(11,716)

Income before equity in earnings of subsidiaries	10,823	10,103	18,125

Equity in undistributed earnings of subsidiaries	13,042	54,944	(22,553)

Net income (loss)	$23,865	$65,047	$(4,428)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income (loss)	$23,865	$65,047	$(4,428)
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(13,042)	(54,944)	22,553
Depreciation	—	1	7
Provision for loan losses	—	—	29,579
Compensation expense for stock option grants	461	337	468
Net realized gains on sale of fixed assets	—	(5)	(151)
Net realized losses on impairments of available- for-sale securities	—	533	1,718
Net realized (gains) losses on other investments	(5)	9	8
Changes in
Prepaid expenses and other assets	8	(10)	5
Accounts payable and accrued expenses	75	(212)	(134)
Income taxes	1	611	(565)
Net cash provided by operating activities	11,363	11,367	49,060

Investing Activities
Investment in subsidiaries	—	(15,000)	(10,500)
Return of principal - other investments	—	10	—
Purchase of fixed assets	—	—	(34)
Proceeds from sale of available-for-sale securities	158	—	—
Proceeds from sale of fixed assets	—	16	300
Purchase of loans	—	—	(30,000)
Net change in loans	—	—	421
Purchase of available-for-sale securities	—	(500)	(620)
Net cash provided by (used in) investing activities	158	(15,474)	(40,433)

Financing Activities
Proceeds from issuance of preferred stock and related common stock warrants	—	—	58,000
Dividends paid	(12,567)	(12,376)	(9,637)
Stock options exercised	670	358	26
Company stock purchased	—	—	(408)
Net cash provided by (used in) financing activities	(11,897)	(12,018)	47,981

Increase (Decrease) in Cash	(376)	(16,125)	56,608

Cash, Beginning of Year	44,818	60,943	4,335

Cash, End of Year	$44,442	$44,818	$60,943

Additional Cash Payment Information
Interest paid	$577	$937	$1,559

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 28:	Preferred Stock and Common Stock Warrant

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

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Subject to Treasury’s consultation with the Board of Governors of the Federal Reserve System, the Series A Preferred Stock is redeemable at the option of the Company in whole or in part at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends.

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

The securities purchase agreement between the Company and Treasury provides that prior to the earlier of (i) December 5, 2011, and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, (a) pay a cash dividend on the Company’s common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock or preferred stock, other than the Series A Preferred Stock, or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, the Company may not pay dividends on its common stock unless it is current in its dividend payments on the Series A Preferred Stock.

The proceeds from the TARP Capital Purchase Program were allocated between the Series A Preferred Stock and the Warrant based on relative fair value, which resulted in an initial carrying value of $55.5 million for the Series A Preferred Shares and $2.5 million for the Warrant.  The resulting discount to the Series A Preferred Shares of $2.5 million will accrete on a level-yield basis over five years ending December 2013 and is being recognized as additional preferred stock dividends.  The fair value assigned to the Series A Preferred Shares was estimated using a discounted cash flow model.  The discount rate used in the model was based on yields on comparable publicly traded perpetual preferred stocks.  The fair value assigned to the warrant was based on a Black Scholes option-pricing model using several inputs, including risk-free rate, expected stock price volatility and expected dividend yield.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2010, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.  Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Great Southern Bancorp's internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 4, 2011, expressed an unqualified opinion thereon.

/s/BKD, LLP

Springfield, Missouri
March 4, 2011

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	743,796	$23.592	462,453(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	743,796	$23.592	462,453
 _________________________
(1)	Under the Company's 2003 Stock Option and Incentive Plan, all remaining shares could be issued to plan participants as restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2011 is attached as Exhibit 10.8.

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

The consent of BKD, LLP to the incorporation by reference into the Form S-3 (File nos. 333-156551 and 333-159840) and Form S-8s (File nos. 333-104930 and 333-106190) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

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

GREAT SOUTHERN BANCORP, INC.
Date: March 4, 2011	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ William V. Turner William V. Turner	Chairman of the Board	March 4, 2011

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2011

/s/ William E. Barclay William E. Barclay	Director	March 4, 2011

/s/ Larry D. Frazier Larry D. Frazier	Director	March 4, 2011

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 4, 2011

/s/ Julie T. Brown Julie T. Brown	Director	March 4, 2011

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 4, 2011

/s/ Grant Q. Haden Grant Q. Haden	Director	March 4, 2011

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS
Exhibit No.	Document

10.8	Description of Salary and Bonus Arrangements for Named Executive Officers for 2011
10.9	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. 30.15
99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. 30.15