Form 10-Q
period 2011-03-31
GREAT SOUTHERN BANCORP INC
filed 2011-05-06
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2011

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,454,914 shares of common stock, par value $.01, outstanding at May 4, 2011.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$72,836	$69,756
Interest-bearing deposits in other financial institutions	389,461	360,215
Cash and cash equivalents	462,297	429,971
Available-for-sale securities	838,178	769,546
Held-to-maturity securities (fair value $1,270 – March 2011;
$1,300 - December 2010)	1,125	1,125
Mortgage loans held for sale	7,401	22,499
Loans receivable, net of allowance for loan losses of
$41,834 – March 2011; $41,487 - December 2010	1,888,493	1,876,887
FDIC indemnification asset	87,410	100,878
Interest receivable	11,667	12,628
Prepaid expenses and other assets	50,674	52,390
Foreclosed assets held for sale, net	61,872	60,262
Premises and equipment, net	73,098	68,352
Goodwill and other intangible assets	5,188	5,395
Investment in Federal Home Loan Bank stock	11,524	11,572
Total Assets	$3,498,927	$3,411,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,675,706	$2,595,893
Federal Home Loan Bank advances	152,261	153,525
Securities sold under reverse repurchase agreements with customers	266,220	257,180
Short-term borrowings	660	778
Structured repurchase agreements	53,129	53,142
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	3,558	3,765
Advances from borrowers for taxes and insurance	1,196	1,019
Accounts payable and accrued expenses	9,395	10,395
Current and deferred income taxes	670	870
Total Liabilities	3,193,724	3,107,496
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 58,000 shares	56,601	56,480
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2011 - 13,454,489 shares;
December 2010 - 13,454,000 shares	134	134
Stock warrants; 909,091 shares	2,452	2,452
Additional paid-in capital	20,818	20,701
Retained earnings	222,653	220,021
Accumulated other comprehensive gain	2,545	4,221
Total Stockholders' Equity	305,203	304,009
Total Liabilities and Stockholders' Equity	$3,498,927	$3,411,505
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2011	2010
INTEREST INCOME	(Unaudited)
Loans	$42,084	$32,194
Investment securities and other	6,956	7,560
TOTAL INTEREST INCOME	49,040	39,754
INTEREST EXPENSE
Deposits	7,486	10,657
Federal Home Loan Bank advances	1,297	1,397
Short-term borrowings and repurchase agreements	756	993
Subordinated debentures issued to capital trusts	140	136
TOTAL INTEREST EXPENSE	9,679	13,183
NET INTEREST INCOME	39,361	26,571
PROVISION FOR LOAN LOSSES	8,200	5,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,161	21,071

NON-INTEREST INCOME
Commissions	2,437	2,066
Service charges and ATM fees	4,063	4,583
Net realized gains on sales of loans	907	793
Late charges and fees on loans	122	204
Accretion (amortization) of income related to business acquisitions	(9,754)	900
Other income	453	451
TOTAL NON-INTEREST INCOME	(1,772)	8,997

NON-INTEREST EXPENSE
Salaries and employee benefits	11,573	11,036
Net occupancy and equipment expense	3,690	3,489
Postage	755	832
Insurance	1,446	1,133
Advertising	275	218
Office supplies and printing	278	463
Telephone	625	542
Legal, audit and other professional fees	762	665
Expense on foreclosed assets	429	2,167
Other operating expenses	1,776	1,598
TOTAL NON-INTEREST EXPENSE	21,609	22,143

INCOME BEFORE INCOME TAXES	7,780	7,925

PROVISION FOR INCOME TAXES	1,887	2,387

NET INCOME	5,893	5,538
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	845	839
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,048	$4,699
BASIC EARNINGS PER COMMON SHARE	$0.38	$0.35
DILUTED EARNINGS PER COMMON SHARE	$0.36	$0.34
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	THREE MONTHS ENDED MARCH 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,893	$5,538
Proceeds from sales of loans held for sale	52,100	33,441
Originations of loans held for sale	(36,831)	(30,154)
Items not requiring (providing) cash:
Depreciation	1,206	788
Amortization	561	264
Compensation expense for stock option grants	119	112
Provision for loan losses	8,200	5,500
Net gains on loan sales	(907)	(793)
Net (gains) losses on sale of premises and equipment	168	(5)
Loss on sale of foreclosed assets	266	858
Amortization (accretion) of deferred income, premiums and discounts	9,510	(1,326)
Deferred income taxes	(4,245)	(285)
Changes in:
Interest receivable	961	1,100
Prepaid expenses and other assets	4,988	(81)
Accounts payable and accrued expenses	(1,207)	(249)
Income taxes refundable/payable	4,947	(4,583)
Net cash provided by operating activities	45,729	10,125
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(27,545)	19,687
Purchase of loans	--	(11,242)
Proceeds from sale of student loans	--	17,527
Purchase of additional business units	(2)	--
Purchase of premises and equipment	(3,537)	(1,785)
Proceeds from sale of premises and equipment	86	22
Proceeds from sale of foreclosed assets	4,635	6,852
Capitalized costs on foreclosed assets	(164)	(267)
Proceeds from maturing held-to-maturity investment securities	1,202	--
Proceeds from called investment securities	6,645	2,110
Principal reductions on mortgage-backed securities	32,999	38,750
Purchase of available-for-sale securities	(112,823)	(9,992)
Redemption of Federal Home Loan Bank stock	48	142
Net cash (used in) provided by investing activities	(98,456)	61,804
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	19,967	30,470
Net increase in checking and savings deposits	60,188	51,656
Repayments of Federal Home Loan Bank advances	(1,059)	(3,181)
Net increase (decrease) in short-term borrowings and structured repo	8,922	(26,456)
Advances from borrowers for taxes and insurance	177	(7)
Dividends paid	(3,146)	(3,137)
Stock options exercised	4	301
Net cash provided by financing activities	85,053	49,646
INCREASE IN CASH AND CASH EQUIVALENTS	32,326	121,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	429,971	444,576
CASH AND CASH EQUIVALENTS, END OF PERIOD	$462,297	$566,151
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2010, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior periods' amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2010 filed with the Securities and Exchange Commission.

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

NOTE 3: COMPREHENSIVE INCOME

The FASB’s Accounting Standards Codification (“FASB ASC”) Topic 220 requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Net unrealized loss on available-for-sale securities	$(2,712)	$(602)

Net unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized	134	(435)

Other comprehensive loss, before tax effect	(2,578)	(1,037)

Tax benefit	(902)	(363)

Change in unrealized loss on available-for-sale securities, net of income taxes	$(1,676)	$(674)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)

Net unrealized gain on available-for-sale securities	$4,567	$7,279
Net unrealized loss on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in income	(651)	(785)
	3,916	6,494
Tax expense	1,371	2,273

Net-of-tax amount	$2,545	$4,221

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-03 to amend FASB ASC Topic 860, Transfers and Servicing.  ASC 860 outlines when the transfer of financial assets under a repurchase agreement may or may not be accounted for as a sale.  Whether the transferring entity maintains effective control over the transferred financial assets provides the basis for such a determination.  The previous requirement that the transferor must have the ability to repurchase or redeem the financial assets before the maturity of the agreement is removed from the assessment of effective control by this Update.  The Update is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02 to amend FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The statement clarifies guidance used by creditors to identify troubled debt restructurings and to result in more consistent application of GAAP for debt restructurings.  The guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The update modifies step one of the impairment test for reporting units with zero or negative carrying amounts.  Entities with such reporting units must now perform step two of the impairment test when qualitative factors indicate it is more likely than not that impairment exists.  The amendment was effective for the Company January 1, 2011.  The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowances for Credit Losses.  This Update requires expanded disclosures to help financial statement users understand the nature of credit risks inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses. The disclosures should be prepared on a disaggregated basis and provide a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging of past due financing receivables.  Disclosures required as of the end of a reporting period were effective for the Company December 31, 2010, while disclosures required for activity occurring during a reporting period were effective for the Company January 1, 2011.  The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (FASB ASU 2010-09), which amends FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures.  This Update requires new disclosures to show significant transfers in and out of Level 1 and Level 2 fair value measurements as well as discussion regarding the reasons for the transfers.  It also clarifies existing disclosures requiring fair value measurement disclosures for each class of assets and liabilities.  The Update describes a class as being a subset of assets and liabilities within a line item on the statement of financial condition which will require management judgment to designate.  Use of the terminology “classes of assets and liabilities” represents an amendment from the previous terminology “major categories of assets and liabilities.”  Clarification is also provided for disclosures of Level 2 and Level 3 recurring and nonrecurring fair value measurements requiring discussion about the valuation techniques and inputs used.  These provisions of the Update were effective January 1, 2010.  Another new disclosure requires an expanded reconciliation of activity in Level 3 fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than netting the amounts in one number.  This requirement was effective for the Company January 1, 2011.  The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

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

NOTE 6: EARNINGS PER SHARE

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands, Except Per Share Data)

Basic:
Average shares outstanding	13,454	13,418
Net income available to common shareholders	$5,048	$4,699
Per share amount	$0.38	$0.35

Diluted:
Average shares outstanding	13,454	13,418
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	569	599
Diluted shares	14,023	14,017
Net income available to common shareholders	$5,048	$4,699
Per share amount	$0.36	$0.34

Options to purchase 498,535 and 430,695 shares of common stock were outstanding during the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise price was greater than the average market price of the common shares.

NOTE 7: INVESTMENT SECURITIES

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Tax Equivalent Yield
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$23,943	$—	$74	$23,869	2.56%
Collateralized mortgage obligations	6,462	157	809	5,810	6.85
Mortgage-backed securities	648,201	9,380	3,352	654,229	3.21
Small Business Administration loan pools	59,557	729	—	60,286	2.02
Corporate bonds	49	120	—	169	41.87
States and political subdivisions	94,820	451	3,846	91,425	6.18
Equity securities	1,230	1,160	—	2,390	0.17
Total available-for-sale securities	$834,262	$11,997	$8,081	$838,178	3.47%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,125	$145	$—	$1,270	7.31%

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Tax Equivalent Yield
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$4,000	$—	$20	$3,980	2.35%
Collateralized mortgage obligations	8,311	183	814	7,680	6.48
Mortgage-backed securities	590,085	10,879	1,753	599,211	3.30
Small Business Administration loan pools	60,063	851	—	60,914	1.93
States and political subdivisions	99,314	378	4,075	95,617	6.16
Corporate bonds	49	—	28	21	74.97
Equity securities	1,230	893	—	2,123	0.18
Total available-for-sale securities	$763,052	$13,184	$6,690	$769,546	3.59%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,125	$175	$—	$1,300	7.31%

The amortized cost and fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$6,214	$6,221
After five through ten years	9,415	9,481
After ten years	162,740	160,047
Securities not due on a single maturity date	654,663	660,039
Equity securities	1,230	2,390

	$834,262	$838,178

The held-to-maturity securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$1,125	$1,270

	$1,125	$1,270

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2011 and December 31, 2010, respectively, was approximately $415,011,000 and $298,813,000, which is approximately 49.45% and 38.77% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at March 31, 2011.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$23,869	$74	$—	$—	$23,869	$74
Mortgage-backed securities	331,536	3,352	—	—	331,536	3,352
Collateralized mortgage obligations	—	—	1,518	809	1,518	809
State and political subdivisions	52,773	2,085	5,315	1,761	58,088	3,846

	$408,178	$5,511	$6,833	$2,570	$415,011	$8,081

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. government agencies	$3,980	$20	$—	$—	$3,980	$20
Mortgage-backed securities	231,524	1,753	—	—	231,524	1,753
Collateralized mortgage obligations	—	—	1,809	814	1,809	814
State and political subdivisions	56,221	2,328	5,257	1,747	61,478	4,075
Corporate bonds	8	24	14	4	22	28

	$291,733	$4,125	$7,080	$2,565	$298,813	$6,690

No securities were sold during the three months ended March 31, 2011 and 2010, and therefore, no gains or losses were realized.  Gains and losses on sales of securities are determined on the specific-identification method.

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

Based on evaluations of investment securities during the three months ended March 31, 2011 and 2010, none were determined to be other-than-temporarily impaired.

Credit Losses Recognized on Investments.  Certain debt securities have experienced fair value deterioration due to credit losses.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Reductions due to sales	—

March 31, 2010	$2,983

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2011	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Reductions due to sales	—

March 31, 2011	$2,983

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31, 2011	December 31, 2010
	(In Thousands)
One- to four-family residential construction	$33,315	$29,102
Subdivision construction	80,510	86,649
Land development	85,939	95,573
Commercial construction	78,559	68,018
Owner occupied one- to four-family residential	99,312	98,099
Non-owner occupied one- to four-family residential	137,301	136,984
Commercial real estate	547,463	530,277
Other residential	230,483	210,846
Commercial business	175,273	185,865
Industrial revenue bonds	63,851	64,641
Consumer auto	52,812	48,992
Consumer other	75,314	77,331
Home equity lines of credit	46,154	46,852
FDIC-supported loans, net of discounts (TeamBank)	142,510	144,633
FDIC-supported loans, net of discounts (Vantus Bank)	154,077	160,163
	2,002,873	1,984,025
Undisbursed portion of loans in process	(69,994)	(63,108)
Allowance for loan losses	(41,834)	(41,487)
Deferred loan fees and gains, net	(2,552)	(2,543)
	$1,888,493	$1,876,887
Weighted average interest rate	5.99%	6.03%

Classes of loans by aging were as follows:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Still Accruing
	(In Thousands)
One- to four-family residential construction	$—	$—	$637	$637	$32,678	$33,315	$—
Subdivision construction	1,875	238	3,939	6,052	74,458	80,510	—
Land development	—	—	1,807	1,807	84,132	85,939	—
Commercial construction	—	—	—	—	78,559	78,559	—
Owner occupied one- to four- family residential	3,374	74	3,027	6,475	92,837	99,312	108
Non-owner occupied one- to four-family residential	1,445	397	3,245	5,087	132,214	137,301	—
Commercial real estate	212	30	16,225	16,467	530,996	547,463	—
Other residential	—	—	3,135	3,135	227,348	230,483	—
Commercial business	116	296	1,261	1,673	173,600	175,273	—
Industrial revenue bonds	—	—	2,190	2,190	61,661	63,851	—
Consumer auto	291	19	82	392	52,420	52,812	6
Consumer other	1,041	333	944	2,318	72,996	75,314	302
Home equity lines of credit	26	139	355	520	45,634	46,154	—
FDIC-supported loans, net of discounts (TeamBank)	5,436	34	27,252	32,722	109,788	142,510	—
FDIC-supported loans, net of discounts (Vantus Bank)	4,140	907	7,752	12,799	141,278	154,077	7
	17,956	2,467	71,851	92,274	1,910,599	2,002,873	$423
Less FDIC-supported loans, net of discounts	9,576	941	35,004	45,521	251,066	296,587

Total	$8,380	$1,526	$36,847	$46,753	$1,659,533	$1,706,286

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Still Accruing
	(In Thousands)
One- to four-family residential construction	$261	$—	$578	$839	$28,263	$29,102	$—
Subdivision construction	281	1,015	1,860	3,156	83,493	86,649	—
Land development	2,730	—	5,668	8,398	87,175	95,573	—
Commercial construction	—	—	—	—	68,018	68,018	—
Owner occupied one- to four- family residential	4,856	914	2,724	8,494	89,605	98,099
Non-owner occupied one- to four-family residential	2,085	2,130	2,831	7,046	129,938	136,984	—
Commercial real estate	2,749	8,546	6,074	17,369	512,908	530,277	—
Other residential	—	4,011	4,202	8,213	202,633	210,846	—
Commercial business	350	355	1,642	2,347	183,518	185,865	—
Industrial revenue bonds	—	—	2,190	2,190	62,451	64,641	—
Consumer auto	427	35	94	556	48,436	48,992	22
Consumer other	1,331	318	1,417	3,066	74,265	77,331	565
Home equity lines of credit	152	160	140	452	46,400	46,852	—
FDIC-supported loans, net of discounts (TeamBank)	2,719	3,731	13,285	19,735	124,898	144,633	—
FDIC-supported loans, net of discounts (Vantus Bank)	2,277	1,414	9,399	13,090	147,073	160,163	—
	20,218	22,629	52,104	94,951	1,889,074	1,984,025	$587
Less FDIC-supported loans, net of discounts	4,996	5,145	22,684	32,825	271,971	304,796

Total	$15,222	$17,484	$29,420	$62,126	$1,617,103	$1,679,229

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In Thousands)

One- to four-family residential construction	$637	$578
Subdivision construction	3,939	1,860
Land development	1,807	5,668
Commercial construction	—	—
Owner occupied one- to four-family residential	2,919	2,724
Non-owner occupied one- to four-family residential	3,245	2,831
Commercial real estate	16,225	6,074
Other residential	3,135	4,202
Commercial business	1,261	1,642
Industrial revenue bonds	2,190	2,190
Consumer auto	76	72
Consumer other	642	852
Home equity lines of credit	355	140

Total	$36,431	$28,833

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2011:

	One- to Four- Family Residential and Construction	Other Residential and Construction	Commercial Real Estate	Commercial Construction	Commercial Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2011	$11,483	$3,866	$14,336	$5,852	$3,281	$2,669	$41,487
Provision charged to expense	3,238	893	3,212	797	(30)	90	8,200
Losses charged off	(3,201)	(962)	(1,743)	(1,418)	(792)	(890)	(9,006)
Recoveries	26	1	2	4	551	569	1,153
Balance March 31, 2011	$11,546	$3,798	$15,807	$5,235	$3,010	$2,438	$41,834

Ending balance:
Individually evaluated for impairment	$3,171	$1,128	$3,590	$1,447	$532	$54	$9,922
Collectively evaluated for impairment	$8,375	$2,670	$12,217	$3,758	$1,678	$2,384	$31,082
Loans acquired and accounted for under ASC 310-30	$—	$—	$—	$30	$800	$—	$830

Loans
Individually evaluated for impairment	$43,522	$27,475	$75,111	$37,629	$9,728	$870	$194,335
Collectively evaluated for impairment	$306,916	$203,008	$536,203	$126,870	$165,545	$173,409	$1,511,951
Loans acquired and accounted for under ASC 310-30	$70,958	$23,849	$124,179	$26,760	$14,298	$36,543	$296,587

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

	One- to Four Family Residential and Construction	Other Residential and Construction	Commercial Real Estate	Commercial Construction	Other Commercial	Consumer	Total
	(In Thousands)
Allowance for loan losses
Individually evaluated for impairment	$4,353	$1,714	$3,089	$2,083	$784	$37	$12,060
Collectively evaluated for impairment	$7,100	$2,152	$11,247	$3,769	$1,697	$2,632	$28,597
Loans acquired and accounted for under ASC 310-30	$—	$—	$—	$30	$800	$—	$830

Loans
Individually evaluated for impairment	$40,562	$25,246	$72,379	$45,334	$8,340	$622	$192,483
Collectively evaluated for impairment	$310,272	$185,600	$522,539	$118,257	$177,525	$172,553	$1,486,746
Loans acquired and accounted for under ASC 310-30	$75,727	$23,277	$128,704	$22,858	$15,215	$39,015	$304,796

Impaired loans are summarized as follows:

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)

One- to four-family residential construction	$1,840	$2,268	$122	$1,759	$9
Subdivision construction	8,365	9,327	1,403	9,504	61
Land development	12,928	13,644	1,447	14,436	163
Commercial construction	—	—	—	1,234	—
Owner occupied one- to four-family residential	5,352	5,789	855	5,298	24
Non-owner occupied one- to four-family residential	9,291	10,208	742	10,442	103
Commercial real estate	28,682	30,890	3,480	28,663	256
Other residential	9,901	10,784	1,128	12,364	98
Commercial business	4,691	5,570	532	7,030	49
Industrial revenue bonds	2,190	2,190	110	2,190	—
Consumer auto	124	141	5	414	3
Consumer other	809	918	33	583	4
Home equity lines of credit	400	415	65	351	1

Total	$84,573	$92,144	$9,922	$94,268	$771

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)

One- to four-family residential construction	$1,947	$2,371	$258	$1,724	$83
Subdivision construction	9,894	10,560	2,326	7,850	415
Land development	17,957	21,006	1,925	18,760	534
Commercial construction	1,851	1,851	158	458	31
Owner occupied one- to four-family residential	5,205	5,620	542	3,612	69
Non-owner occupied one- to four-family residential	11,785	12,267	1,227	8,182	386
Commercial real estate	25,782	26,392	3,045	10,615	603
Other residential	9,768	9,869	1,714	8,123	140
Commercial business	9,722	12,495	828	2,630	114
Consumer auto	125	137	4	30	1
Consumer other	429	481	14	93	4
Home equity lines of credit	148	166	19	109	1

Total	$94,613	$103,215	$12,060	$62,186	$2,381

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At March 31, 2011, the Company had $8.3 million of construction loans, $5.6 million of residential mortgage loans, $10.1 million of commercial real estate loans, $133,000 of commercial business loans and $227,000 of consumer loans that were modified in troubled debt restructurings and impaired.  At December 31, 2010, the Company had $6.5 million of construction loans, $5.5 million of residential mortgage loans, $8.2 million of commercial real estate loans, $57,000 of other commercial loans and $150,000 of consumer loans that were modified in troubled debt restructurings and impaired.

The company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” Special Mention” and “Substandard.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since the loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at March 31, 2011 and December 31, 2010, respectively.  See Note 9 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	March 31, 2011
	Satisfactory	Watch	Special Mention	Substandard	Total
	(In Thousands)
One- to four-family residential construction	$30,520	$1,887	$—	$908	$33,315
Subdivision construction	62,324	11,380	—	6,806	80,510
Land development	52,982	20,734	—	12,223	85,939
Commercial construction	73,887	4,672	—	—	78,559
Owner occupied one- to four-family residential	93,645	529	—	5,138	99,312
Non-owner occupied one- to four-family residential	120,428	8,804	—	8,069	137,301
Commercial real estate	474,541	45,581	2,590	24,751	547,463
Other residential	203,008	18,774	—	8,701	230,483
Commercial business	165,545	5,117	—	4,611	175,273
Industrial revenue bonds	61,661	—	—	2,190	63,851
Consumer auto	52,706	—	—	106	52,812
Consumer other	74,914	—	—	400	75,314
Home equity lines of credit	45,790	—	—	364	46,154
FDIC-supported loans, net of discounts (TeamBank)	142,510	—	—	—	142,510
FDIC-supported loans, net of discounts (Vantus Bank)	154,077	—	—	—	154,077

Total	$1,808,538	$117,478	$2,590	$74,267	$2,002,873

	December 31, 2010
	Satisfactory	Watch	Special Mention	Substandard	Total
	(In Thousands)
One- to four-family residential construction	$27,620	$549	$—	$933	$29,102
Subdivision construction	69,907	8,408	—	8,334	86,649
Land development	57,486	20,834	—	17,253	95,573
Commercial construction	60,770	5,397	—	1,851	68,018
Owner occupied one- to four-family residential	92,385	766	—	4,948	98,099
Non-owner occupied one- to four-family residential	120,360	6,471	—	10,153	136,984
Commercial real estate	460,088	46,805	2,574	20,810	530,277
Other residential	185,600	15,478	—	9,768	210,846
Commercial business	177,525	812	—	7,528	185,865
Industrial revenue bonds	62,451	—	—	2,190	64,641
Consumer auto	48,883	—	—	109	48,992
Consumer other	76,966	—	—	365	77,331
Home equity lines of credit	46,704	—	—	148	46,852
FDIC-supported loans, net of discounts (TeamBank)	144,633	—	—	—	144,633
FDIC-supported loans, net of discounts (Vantus Bank)	160,163	—	—	—	160,163

Total	$1,791,541	$105,520	$2,574	$84,390	$1,984,025

NOTE 9: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2011 was $748,000 and $300,000, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2011 was $276,000 and $250,000, respectively.

Fair Value and Expected Cash Flows.  At the time of these acquisitions, the Company determined the fair value of the loan portfolios based on several assumptions. Factors considered in the valuations were projected cash flows for the loans, type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan was amortizing. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. Management also estimated the amount of credit losses that were expected to be realized for the loan portfolios. The discounted cash flow approach was used to value each pool of loans. For non-performing loans, fair value was estimated by calculating the present value of the recoverable cash flows using a discount rate based on comparable corporate bond rates. This valuation of the acquired loans is a significant component leading to the valuation of the loss sharing assets recorded.

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the quarter ended March 31, 2011, an increase in expected cash flows related to both acquired loan portfolios resulted in a $1.7 million adjustment to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the year-ended December 31, 2010, similar such adjustments totaling $58.9 million were made to the accretable yield.  The total impact of all accretable yield adjustments on the three months ended March 31, 2011 was an increase in interest income of $12.7 million.  The current period increase in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  This resulted in a corresponding $1.4 million adjustment to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the year-ended December 31, 2010, similar such adjustments totaling $51.8 million were made to the indemnification assets.  The total amount of all indemnification asset adjustments impacting the three months ended March 31, 2011 was $11.3 million of amortization expense recorded in non-interest income as a reduction in income.  The net impact of the two adjustments was an increase of approximately$1.4 million to pre-tax income, approximately $913,000 to net income and approximately $0.07 to diluted earnings per common share.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools, they will impact future periods as well.  The majority of the remaining $30.2 million of accretable yield adjustment affecting interest income and $(26.3) million of adjustment to the indemnification assets affecting non-interest income is expected to be recognized over the next year, with $21.8 million of interest income and $(19.3) million of non-interest income (expense) expected to be recognized in the remainder of 2011.  Additional adjustments may be recorded in future periods as the Company continues to estimate expected cash flows from the acquired loan pools.

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

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at March 31, 2011 and December 31, 2010. Gross loan balances (due from the borrower) were reduced approximately $229.6 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-offs to customer loan balances.

	March 31, 2011
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$206,203	$16,635
Non-credit premium/(discount), net of activity since acquisition date	(3,127)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(14,368)	—
Original estimated fair value of assets, net of activity since acquisition date	(142,510)	(6,359)

Expected loss remaining	46,198	10,276
Assumed loss sharing recovery percentage	85%	78%

Estimated loss sharing value	39,294	8,058
Indemnification asset to be amortized resulting from change in expected losses	13,641	—
Accretable discount on FDIC indemnification asset	(5,078)	—
FDIC indemnification asset	$47,857	$8,058

	December 31, 2010
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$219,289	$15,921
Non-credit premium/(discount), net of activity since acquisition date	(3,875)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(21,071)	—
Original estimated fair value of assets, net of activity since acquisition date	(144,633)	(5,463)

Expected loss remaining	49,710	10,458
Assumed loss sharing recovery percentage	85%	78%

Estimated loss sharing value	42,275	8,204
Indemnification asset to be amortized resulting from change in expected losses	20,011	—
Accretable discount on FDIC indemnification asset	(6,077)	—
FDIC indemnification asset	$56,209	$8,204

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at March 31, 2011 and December 31, 2010. Gross loan balances (due from the borrower) were reduced approximately $136.6 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-downs to customer loan balances.

	March 31, 2011
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$194,919	$9,745
Non-credit premium/(discount), net of activity since acquisition date	(1,155)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(15,864)	—
Original estimated fair value of assets, net of activity since acquisition date	(154,076)	(5,793)

Expected loss remaining	23,824	3,952
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	19,059	3,162
Indemnification asset to be amortized resulting from change in expected losses	12,691	—
Accretable discount on FDIC indemnification asset	(3,308)	(109)
FDIC indemnification asset	$28,442	$3,053

	December 31, 2010
	Loans	Foreclosed Assets
	(In Thousands)
Initial basis for loss sharing determination, net of activity since acquisition date	$208,080	$9,944
Non-credit premium/(discount), net of activity since acquisition date	(1,431)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(18,428)	—
Original estimated fair value of assets, net of activity since acquisition date	(160,163)	(5,899)

Expected loss remaining	28,058	4,045
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	22,445	3,236
Indemnification asset to be amortized resulting from change in expected losses	14,743	—
Accretable discount on FDIC indemnification asset	(3,850)	(109)
FDIC indemnification asset	$33,338	$3,127

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2011 and 2010:

	TeamBank	Vantus Bank
	(In Thousands)

Balance, January 1, 2010	$31,300	$39,023
Accretion	(3,619)	(4,193)

Balance, March 31, 2010	$27,681	$34,830

Balance, January 1, 2011	$36,765	$35,796
Accretion	(10,669)	(8,146)
Reclassification from nonaccretable difference(1)	1,191	4,232

Balance, March 31, 2011	$27,287	$31,882

(1) Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses. The numbers also include changes in expected accretion of the loan pools totaling $391,000 and $1.6 million for TeamBank and Vantus Bank, respectively.

NOTE 10: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	March 31,	December 31,
	2011	2010
	(In Thousands)
One-to four-family construction	$1,349	$2,510
Subdivision construction	18,986	19,816
Land development	13,809	10,620
Commercial construction	3,997	3,997
One-to four-family residential	3,040	2,896
Other residential	4,178	4,178
Commercial real estate	4,043	4,565
Consumer	318	318
	49,720	48,900
FDIC-supported foreclosed assets, net of discounts	12,152	11,362
	$61,872	$60,262

Expenses applicable to foreclosed assets included the following:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Net (gain) loss on sales of real estate	$(317)	$1,244
Operating expenses, net of rental income	746	923

	$429	$2,167

NOTE 11: DEPOSITS

	March 31, 2011	December 31, 2010
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$994,022	$838,619
2.00% - 2.99%	207,734	298,029
3.00% - 3.99%	23,012	28,398
4.00% - 4.99%	86,509	126,001
5.00% - 5.99%	7,746	8,346
6.00% - 6.99%	306	311
Total time deposits (1.58% - 1.85%)	1,319,329	1,299,704
Non-interest-bearing demand deposits	260,077	257,569
Interest-bearing demand and savings deposits (0.74% - 0.83%)	1,096,300	1,038,620
Total Deposits	$2,675,706	$2,595,893

NOTE 12: FAIR VALUE MEASUREMENT

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at March 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities were included in the category of Recurring Level 3 securities at or for the three months ended March 31, 2011.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

		Fair value measurements at March 31, 2011, using
	Fair value March 31,	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
U. S. government agencies	$23,869	$—	$23,869	$—
Collateralized mortgage obligations	5,810	—	5,810	—
Mortgage-backed securities	654,229	—	654,229	—
Small Business Administration loan pools	60,286	—	60,286	—
Corporate bonds	169	—	169	—
States and political subdivisions	91,425	—	91,425	—
Equity securities	2,390	653	1,737	—
Mortgage servicing rights	542	—	—	542

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2010 to March 31, 2011, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2011	2010
	(In Thousands)
Balance, January 1	$637	$1,132
Additions	8	36
Amortization	(103)	(108)
Balance, March 31	$542	$1,060

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis at March 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. In addition, management may apply selling and other discounts to the underlying collateral value to determine the fair value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2011 are shown in the table below (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below were re-measured during the three months ended March 31, 2011, subsequent to their initial transfer to foreclosed assets.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011:

		Fair Value Measurements Using
	Fair Value March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$38,240	$—	$—	$38,240
Foreclosed assets held for sale	700	—	—	700

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

Subordinated Debentures Issued to Capital Trusts.  The subordinated debentures have floating rates that reset quarterly.  The Company can redeem these instruments at par on a quarterly basis beginning in February (with respect to $25.8 million of the subordinated debentures) and October (with respect to the $5.2 million of subordinated debentures) 2012, respectively.  The carrying amount of these debentures approximates their fair value.

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$462,297	$462,297	$429,971	$429,971
Available-for-sale securities	838,178	838,178	769,546	769,546
Held-to-maturity securities	1,125	1,270	1,125	1,300
Mortgage loans held for sale	7,401	7,401	22,499	22,499
Loans, net of allowance for loan losses	1,888,493	1,890,008	1,876,887	1,878,345
Accrued interest receivable	11,667	11,667	12,628	12,628
Investment in FHLB stock	11,524	11,524	11,572	11,572
Mortgage servicing rights	542	542	637	637

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	$2,675,706	$2,679,180	$2,595,893	$2,603,440
FHLB advances	152,261	156,618	153,525	158,052
Short-term borrowings	266,880	266,880	257,958	257,958
Structured repurchase agreements	53,129	59,172	53,142	61,007
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	3,558	3,558	3,765	3,765
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	36	36	50	50
Lines of credit	—	—	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at March 31, 2011.

FDIC Indemnification Asset: As part of the 2009 Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse the Bank for 80% of the first $115 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At March 31, 2011, the carrying value of the FDIC indemnification asset was $55.9 million, with $13.6 million of this amount scheduled to be amortized against non-interest income over future periods as a result of the changes in expected losses recognized in the quarter ended March 31, 2011 and in previous periods. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

Under the second agreement (Vantus Bank), the FDIC will reimburse the Bank for 80% of the first $102 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $102 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (September 4, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At March 31, 2011, the carrying value of the FDIC indemnification asset was $31.5 million, with $12.7 million of this amount scheduled to be amortized against non-interest income over future periods as a result of the changes in expected losses recognized in the quarter ended March 31, 2011 and in previous periods. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption and uncertainties associated with our possible participation in the U.S. Treasury’s Small Business Lending Fund; (xiii)

costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in these financial statements, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

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

Carrying Value of FDIC-covered Loans and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 9 “Loss Sharing Agreements and FDIC Indemnification Assets” included in Item 1 for additional information.

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2011, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. At March 31, 2011, goodwill consisted of $379,000 at the Bank reporting unit and $877,500 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At March 31, 2011, the amortizable intangible assets consisted of core deposit intangibles of $3.9 million at the Bank reporting unit and $25,000 of non-compete agreements at the Travel reporting unit.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at March 31, 2011, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

In the three months ended March 31, 2011, Great Southern's net loans increased $11.6 million, or 0.6%, from $1.88 billion at December 31, 2010, to $1.89 billion at March 31, 2011. The increase was primarily due to increases in multi-family residential mortgage loans of $19.6 million, or 9.3%, and commercial real estate loans of $17.2 million, or 3.2%.  Partially offsetting these increases were decreases in commercial business loans of $10.6 million, or 5.7%, and net loans acquired through the 2009 FDIC-assisted transactions of $8.2 million, or 2.7%.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, if at all, at this time and the loan portfolio could shrink due to net loan repayments.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

The level of non-performing loans and foreclosed assets may affect our net interest income and net income. While we did not have an overall high level of charge-offs on our non-performing loans prior to 2008, we generally do not accrue interest income on these loans and do not recognize interest income until the loans are repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect the loan loss provision, non-performing assets and foreclosed assets will generally remain elevated and will fluctuate from period to period.  In addition, expenses related to the credit resolution process could also remain elevated.

In the three months ended March 31, 2011, Great Southern's available-for-sale securities increased $68.7 million, or 8.9%, from $769.5 million at December 31, 2010, to $838.2 million at March 31, 2011.  The increase was primarily due to purchases of mortgage-backed securities and U.S. government agency securities which increased $55.0 million, or 9.2%, and $19.9 million, or 499.7%, respectively.  These securities were purchased for pledging to secure public-fund deposits.

Great Southern had cash and cash equivalents of $462.3 million at March 31, 2011 compared to $430.0 million at December 31, 2010. During 2011, cash and cash equivalents continued to increase because of deposit growth, loan repayments and lower overall loan demand.

The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2011, total deposit balances increased $79.8 million, or 3.1%.  Transaction accounts and retail certificates of deposit increased $60.2 million and $3.8 million, respectively, while total brokered deposits (excluding CDARS accounts) decreased $50.1 million. Great Southern Bank customer deposits totaling $284.8 million and $218.8 million, at March 31, 2011 and December 31, 2010, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The increase in CDARS customer deposits at March 31, 2011 of $66.0 million was primarily due to additions to an existing deposit relationship.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

Total brokered deposits, excluding the CDARS accounts discussed above, were $94.4 million at March 31, 2011, down from $144.5 million at December 31, 2010. The decrease was the result of $50.1 million of brokered deposits that matured or were called by the Company during the quarter and were not replaced due to high liquidity levels.  No interest rate swaps were associated with the remaining brokered certificates. The majority of the Company’s brokered certificates of deposit have fixed rates of interest and mature in 2011.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At March 31, 2011, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $684 million with rates that change immediately with changes to the prime rate of interest. Of this total, $604 million also had interest rate floors. These floors were at varying rates, with $94 million of these loans having floor rates of 7.0% or greater and another $466 million of these loans having floor rates between 5.0% and 7.0%. At March 31, 2011, all of these loans were at their floor rates. Because of these interest rate floors, the loan yield for the portfolio was approximately 274 basis points higher than the national “prime rate of interest” at March 31, 2011.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the likelihood that borrowers will seek to refinance their loans increases.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2011 and 2010, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  On July 1, 2010, a federal rule went into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  As expected, this recent federal rule has had an adverse affect on the amount of non-interest income we generate. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three Months Ended March 31, 2011 and 2010” section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

In 2011, the Company anticipates opening two to three banking centers, or relocating banking centers when another location is more advantageous, as a part of its long-term strategic plan. Three locations have been selected to accomplish this plan. The first banking center is located at 8235 Forsyth Boulevard in Clayton, Mo. The banking center is expected to open in May 2011. In addition, the Company’s Creve Coeur loan production office plans to relocate to this office complex at the same time. Clayton is a major business center of metropolitan St. Louis and the St. Louis County seat.

The second location is in Springfield, Mo. A new full-service banking center is under construction on South Campbell Avenue. The banking center will replace a current office on South Campbell, which is less than a mile from the new site. The new, larger office will offer better access for customers and is expected to open during the third quarter of 2011.

The third site is in Olathe, Kan. The Company has purchased property on West 135th Street in an established retail business district. Plans are to relocate the current banking center at 11120 South Lone Elm Road, which is located in a lesser developed area of Olathe. Great Southern Travel also expects to move its current Olathe office to the new site. A first quarter 2012 opening is anticipated.

Expansion of the Company’s Operation Center in Springfield was completed during the first quarter of 2011.  A 20,000 sq. ft. addition was constructed to accommodate the Company’s growth and provide for potential future growth.

In February 2011, the Great Southern Residential Lending team moved to a stand-alone building the Company purchased in south Springfield. The facility, named the Great Southern Home Loan Center, houses residential lending originators and support staff. The Home Loan Center creates greater visibility for the lending team and provides needed space in light of the Company’s recent expansion and anticipated growth in its five-state franchise.

In March 2011, Great Southern submitted its application to possibly participate in the U.S. Treasury’s Small Business Lending Fund (SBLF). Enacted into law in 2010 as part of the Small Business Jobs Act, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF provides an option for eligible community banks to refinance CPP funds. As noted above, the Company received $58.0 million in CPP funds from the Treasury through the sale of preferred stock. If CPP funds were transferred to the SBLF, the 5% CPP dividend rate could potentially be reduced for a period of time, depending on the level of small business lending. While the Company did submit an application, there is no obligation to participate if accepted by the Treasury.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

During the three months ended March 31, 2011, the Company increased total assets by $87.4 million to $3.50 billion.  Most of the increase was attributable to increases in securities available for sale, cash and cash equivalents and net loans, partially offset by decreases in mortgage loans held for sale and the FDIC indemnification asset.  Securities available for sale increased $68.7 million as compared to December 31, 2010.  The increase was primarily due to purchases of mortgage-backed securities and U.S. government agency securities which increased $55.0 million, or 9.2%, and $19.9 million, or 499.7%, respectively.  While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 15% to 25% of total assets. The available-for-sale securities portfolio was 24.0% and 22.6% of total assets at March 31, 2011 and December 31, 2010, respectively.  These levels are on the high end of recent averages because of the Company’s efforts to maintain excess liquidity during uncertain economic times as discussed below in regard to cash and cash equivalents.  Cash and cash equivalents increased $32.3 million as compared to December 31, 2010 due to deposit growth, repayments of loans and lower overall loan demand.  In some instances, the Company invested these excess funds in short-term cash equivalents that caused the Company to earn a small positive or a negative spread relative to the cost of funds. While the Company generally earned a positive spread on securities purchased, it was often much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but negatively affecting net interest margin in 2010 and 2011. The Company expects to maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this could potentially have the effect of suppressing net interest margin and net interest income.  Net loans increased $11.6 million from December 31, 2010, to $1.89 billion at March 31, 2011. The increase was primarily due to increases in multi-family residential mortgage loans of $19.6 million, or 9.3%, and commercial real estate loans of $17.2 million, or 3.2%.  Partially offsetting these increases were decreases in commercial business loans of $10.6 million, or 5.7%, and net loans acquired through the 2009 FDIC-assisted transactions of $8.2 million, or 2.7%.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. Aside from any potential future acquisitions, of which none are currently contemplated, the Company does not expect to grow the loan portfolio significantly at this time.  Mortgage loans held for sale decreased $15.1 million from December 31, 2010.  The Company generally sells fixed-rate one- to four-family residential loans in the secondary market and the decrease was primarily due to the timing of those sales.  Somewhat lower customer demand for this type of loan during the current period also contributed to the decrease.  The FDIC indemnification asset decreased $13.5 million from December 31, 2010 due to amortization relating to the reduction in expected reimbursements under the loss sharing agreements previously discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total liabilities increased $86.2 million from December 31, 2010 to $3.19 billion at March 31, 2011.  The increase was primarily attributable to increases in deposits and securities sold under repurchase agreements with customers.  Total deposits increased $79.8 million from December 31, 2010. Checking account balances totaled $1.36 billion at March 31, 2011, up from $1.30 billion at December 31, 2010. Interest-bearing checking accounts increased $57.7 million and non-interest bearing checking accounts increased $2.5 million. Total brokered deposits (excluding CDARS customer account balances) were $94.4 million at March 31, 2011, compared to $144.5 million at December

31, 2010.  The decrease was the result of $50.1 million of brokered deposits that matured or were called by the Company during the quarter and were not replaced due to the Company’s existing high liquidity levels.  In addition, at March 31, 2011 and December 31, 2010, Great Southern Bank customer deposits totaling $284.8 million and $218.8 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The increase in CDARS customer deposits at March 31, 2011 of $66.0 million was primarily due to additions to an existing deposit relationship.  Securities sold under reverse repurchase agreements with customers increased $9.0 million from December 31, 2010 as these balances fluctuate over time. FHLBank advances decreased slightly from the December 31, 2010 level. The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $1.2 million from $304.0 million at December 31, 2010 to $305.2 million at March 31, 2011. The Company recorded net income of $5.9 million for the three months ended March 31, 2011, common and preferred dividends declared were $3.1 million and accumulated other comprehensive gain decreased $1.7 million.  The decrease in accumulated other comprehensive gain resulted from decreases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $119,000 due to stock option exercises.

Our participation in the Capital Purchase Program ("CPP") of the U.S. Department of the Treasury (the "Treasury") currently precludes us from purchasing shares of the Company’s stock without the Treasury's consent until the earlier of December 5, 2011, or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. The Company has historically utilized stock buy-back programs from time to time as long as it believed that repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

Results of Operations and Comparison for the Three Months Ended March 31, 2011 and 2010

General

Net income was $5.9 million for the three months ended March 31, 2011 compared to net income of $5.5 million for the three months ended March 31, 2010. This increase of $355,000, or 6.4%, was primarily due to an increase in net interest income of $12.8 million, or 48.1%, a decrease in non-interest expense of $534,000, or 2.4%, and a decrease in provision for income taxes of $500,000, or 21.0%, partially offset by a decrease in non-interest income of $10.8 million, or 119.7%, and an increase in provision for loan losses of $2.7 million, or 49.1%. Net income available to common shareholders was $5.0 million and $4.7 million for the quarters ended March 31, 2011 and 2010, respectively.

Total Interest Income

Total interest income increased $9.3 million, or 23.4%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was due to a $9.9 million increase in interest income on loans partially offset by a $604,000 decrease in interest income on investments and other interest-earning assets. Interest income on loans increased primarily due to increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which were previously discussed in Note 9 of the Notes to Consolidated Financial Statements. Interest income from investment securities and other interest-earning assets decreased due to lower average rates of interest, partially offset by higher average balances. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  An increase in the amount of SBA loan pools held, which earn lower average rates than the overall securities portfolio, contributed to lower investment yields as well.  SBA loan pools are held for their variable interest rate characteristics and guarantee by the federal government, which makes them relatively low-risk investments.

Interest Income – Loans

During the three months ended March 31, 2011 compared to the three months ended March 31, 2010, interest income on loans increased due to higher average interest rates partially offset by lower average balances. Interest income increased $13.0 million as a result of higher average interest rates on loans.  The average yield on loans increased from 6.18% during the three months ended March 31, 2010, to 8.86% during the three months ended March 31, 2011.  This increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 FDIC-assisted transactions as previously discussed in Note 9 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased each quarter beginning with the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $62.4 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the third quarter of 2010, resulting in a total of $54.7 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  The adjustments increased interest income by $12.7 million and decreased non-interest income by $11.3 million during the quarter ended March 31, 2011, for a net impact of $1.4 million to pre-tax income.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  As of March 31, 2011, the remaining accretable yield adjustment that will affect interest income is $30.2 million and the remaining adjustment to the indemnification assets that will affect non-interest income is $(26.3) million.  Of the remaining adjustments, we expect to recognize $21.8 million of interest income and $(19.3) million of non-interest income (expense) in the remainder of 2011.

Apart from the yield accretion discussed above, average loan rates were very similar for the quarter ended March 31, 2011 compared to the same period in 2010, as a result of market rates of interest, primarily the "prime rate" of interest, remaining flat during these periods. During 2008, the “prime rate” decreased 4.00% to a rate of 3.25% at December 31, 2008, where the prime rate has remained. A large portion of the Bank's loan portfolio adjusts with changes to the "prime rate" of interest. The Company has a portfolio of prime-based loans which have interest rate floors. Beginning in 2008, the declining interest rates put these loan rate floors in effect and established a loan rate which was higher than the contractual rate would have otherwise been. Great Southern has a significant portfolio of loans which are tied to a “prime rate” of interest. Some of these loans are tied to some national index of “prime,” while most are indexed to “Great Southern prime.” The Company has elected to leave its “prime rate” of interest at 5.00% in light of the current highly competitive funding environment for deposits and wholesale funds. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors, which are provided for in individual loan documents.  In the three months ended March 31, 2011, the average yield on loans was 8.86% (including the yield accretion discussed above) versus an average prime rate for the period of 3.25%, or a difference of a positive 561 basis points. In the three months ended March 31, 2010, the average yield on loans was 6.18% versus an average prime rate for the period of 3.25%, or a difference of a positive 293 basis points.

Interest income decreased $3.1 million as the result of lower average loan balances which decreased from $2.11 billion during the quarter ended March 31, 2010, to $1.93 billion during the quarter ended March 31, 2011. The lower average balance resulted primarily from decreases in outstanding construction loans and commercial real estate loans.  Outstanding construction loans decreased as many projects were completed and demand for new construction loans has declined.  Commercial real estate loans decreased due to a higher level of loan repayments than loan originations as a result of weak loan demand.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Interest income decreased $1.2 million as a result of a decrease in average interest rates from 3.08% during the three months ended March 31, 2010, to 2.29% during the three months ended March 31, 2011. The majority of the Company’s securities in the 2010 and 2011 periods were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages. As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  An increase in the amount of SBA loan pools held contributed to the decrease in average interest rates as well because these securities earn lower yields than the overall securities portfolio.  Interest income increased $591,000 as a result of an increase in average balances from $994 million during the three months ended March 31, 2010, to $1.23 billion during the three months ended March 31, 2011. This increase was primarily in interest-earning deposits because of deposit growth, loan repayments and lower overall loan demand.

In 2010 and 2011, the Company had increased interest-earning deposits and non-interest-earning cash equivalents, as additional liquidity was maintained due to uncertainty in the economy and low loan demand. These deposits and cash equivalents earn very low (or no) yield and therefore negatively impact the Company’s net interest margin. At March 31, 2011, the Company had cash and cash equivalents of $462.3 million compared to $430.0 million at December 31, 2010. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $3.5 million, or 26.6%, during the three months ended March 31, 2011, when compared with the three months ended March 31, 2010, primarily due to a decrease in interest expense on deposits of $3.2 million, or 29.8%, a decrease in interest expense on short-term and structured repo borrowings of $237,000, or 23.9%, and a decrease in interest expense on FHLBank advances of $100,000, or 7.2%, partially offset by an increase in interest expense on subordinated debentures issued to capital trusts of $4,000, or 2.9%.

Interest Expense – Deposits

Interest expense on demand deposits increased $522,000 due to an increase in average balances from $849 million during the three months ended March 31, 2010, to $1.09 billion during the three months ended March 31, 2011. The increase in average balances of demand deposits was primarily a result of customer preference to transition from time deposits to demand deposits as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts. Interest expense on demand deposits decreased $473,000 due to a decrease in average rates from 0.98% during the three months ended March 31, 2010, to 0.78% during the three months ended March 31, 2011. The average interest rates decreased due to lower overall market rates of interest since March 31, 2010 and because the Company chose to pay lower rates during the three months ended March 31, 2011 when compared to the same period in 2010. Market rates of interest on checking and money market accounts have been decreasing since late 2007 when the FRB began reducing short-term interest rates.

Interest expense on deposits decreased $1.7 million due to a decrease in average balances of time deposits from $1.68 billion during the three months ended March 31, 2010, to $1.32 billion during the three months ended March 31, 2011. As previously mentioned, the decrease in average balances of time deposits was primarily a result of customer preference to transition from time deposits to demand deposits.  In the latter quarters of 2010 and the first quarter of 2011, the Company redeemed brokered deposits and very few were replaced due to the Company’s existing high liquidity levels.  Interest expense on deposits decreased $1.6 million as a result of a decrease in average rates of interest on time deposits from 2.08% during the three months ended March 31, 2010, to 1.66% during the three months ended March 31, 2011. A large portion of the Company’s certificate of deposit portfolio matures within one year and so reprices fairly quickly; this is consistent with the portfolio over the past several years.

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

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended March 31, 2011 compared to the three months ended March 31, 2010, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $132,000 due to a decrease in average balances from $169 million during the three months ended March 31, 2010, to $153 million during the three months ended March 31, 2011. Interest expense on FHLBank advances increased $32,000 due to an increase in average interest rates from 3.36% in the three months ended March 31, 2010, to 3.44% in the three months ended March 31, 2011.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $137,000 due to a decrease in average balances from $377 million during the three months ended March 31, 2010, to $322 million during the three months ended March 31, 2011. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate. Interest expense on short-term and structured repo borrowings decreased $100,000 due to a decrease in average rates on short-term borrowings from 1.07% in the three months ended March 31, 2010, to 0.95% in the three months ended March 31, 2011. The average interest rates decreased because the Company paid lower rates on securities sold under repurchase agreements during the three months ended March 31, 2011 when compared to the same period in 2010.

Interest expense on subordinated debentures issued to capital trusts increased $4,000 due to an increase in average rates from 1.79% in the three months ended March 31, 2010, to 1.84% in the three months ended March 31, 2011. As LIBOR rates increased slightly from the same period a year ago, the interest rates on these instruments also adjusted upward. The average rate of interest on these subordinated debentures increased in 2011 as these liabilities pay a variable rate of interest that is indexed to LIBOR. These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended March 31, 2011 increased $12.8 million to $39.4 million compared to $26.6 million for the three months ended March 31, 2010. Net interest margin was 5.05% in the three months ended March 31, 2011, compared to 3.47% in the three months ended March 31, 2010, an increase of 158 basis points, or 45.5%.  The Company’s margin was positively impacted primarily by the increase in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which was previously discussed in Note 9 of the Notes to Consolidated Financial Statements. The impact of this change on the three months ended March 31, 2011 was an increase in interest income of $12.7 million and an increase in net interest margin of 162 basis points.  Excluding the positive impact of the additional yield accretion, net interest margin decreased slightly due to a decrease in yields earned on investment securities when compared to the year-ago quarter.  The majority of the Company’s portfolio is made up of adjustable-rate mortgage-backed securities which have both repriced down and have experienced higher prepayments resulting in increased amortization of related premiums that offset interest earned.  Partially offsetting the decrease in yields on investment securities was a change in the deposit mix over the last year.  Since March 31, 2010, customer preference transitioned from time deposits to transaction deposits as lower-cost checking accounts increased while higher-cost CDARS accounts decreased.  CDARS deposits increased again in the first quarter of 2011, compared to December 31, 2010, primarily due to additions to one existing deposit relationship.  Retail certificates of deposit continued to decrease, and those that were renewed or replaced generally had lower market rates of interest.  In the latter quarters of 2010 and the first quarter of 2011, the Company redeemed brokered deposits and very few were replaced due to the Company’s existing high liquidity levels.  Traditional brokered deposits decreased $50.1 million since December 31, 2010.  Excluding the yield accretion income discussed above, the yield on loans was relatively consistent when comparing the quarters ended March 31, 2011, and 2010.

The Company's overall interest rate spread increased 148 basis points, or 42.7%, from 3.47% during the three months ended March 31, 2010, to 4.95% during the three months ended March 31, 2011. The gross change was due to a 111 basis point increase in the weighted average yield on interest-earning assets and a 37 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 268 basis points while the yield on investment securities and other interest-earning assets decreased 79 basis points. The rate paid on deposits decreased 45 basis points, the rate paid on short-term borrowings decreased 12 basis points, the rate paid on FHLBank advances increased eight basis points and the rate paid on subordinated debentures issued to capital trusts increased five basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $2.7 million, from $5.5 million during the three months ended March 31, 2010, to $8.2 million during the three months ended March 31, 2011.  At March 31, 2011, the allowance for loan losses was $41.8 million, an increase of $347,000 from December 31, 2010.  Net charge-offs were $7.9 million in the three months ended March 31, 2011, versus $5.0 million in the three months ended March 31, 2010. Six relationships accounted for $7.2 million of the net charge-off total for the three months ended March 31, 2011.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank significant protection from losses in the acquired portfolio of loans.  The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At March 31, 2011, two loan pools exhibiting risks of loss had allowances for loan losses totaling $830,000.  These loan pools were acquired through the Vantus Bank FDIC-assisted transaction and because of the loss sharing agreement, only 20% of the anticipated $830,000 loss would be ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.49% and 2.48% at March 31, 2011 and December 31, 2010, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at March 31, 2011, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank and Vantus Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below because losses from these assets are substantially covered under loss sharing agreements with the FDIC. In addition, FDIC-covered assets were recorded at their estimated fair values as of March 20, 2009, and September 4, 2009, respectively.  The overall performance of FDIC-covered loan pools has been consistent with, or better than, original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at March 31, 2011, were $86.6 million, an increase of $8.3 million from $78.3 million at December 31, 2010. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 2.47% at March 31, 2011, compared to 2.30% at December 31, 2010. Compared to December 31, 2010, non-performing loans increased $7.5 million to $36.9 million and foreclosed assets increased $820,000 to $49.7 million.  Construction and land development loans comprised $6.4 million, or 17.3%, of the total $36.8 million of non-performing loans at March 31, 2011, compared with $8.1 million or 27.6% of the total $29.4 million of non-performing loans at December 31, 2010.  Non-performing commercial real estate loans increased $10.2 million since December 31, 2010, and were $16.2 million, or 44.0%, of the total non-

performing loans at March 31, 2011, compared with $6.1 million, or 20.7%, at December 31, 2010.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2011 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$578	$261	$—	$—	$—	$—	$(202)	$637
Subdivision construction	1,860	3,029	(26)	—	(715)	(210)	—	3,938
Land development	5,668	97		(667)	(2,474)	(767)	(51)	1,806
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	5,555	2,173	—	—	(1,061)	(219)	(301)	6,147
Other residential	4,203	—	—	—	(183)	(883)	—	3,137
Commercial real estate	6,074	13,600	—	(1,764)	—	(1,628)	(58)	16,224
Commercial business	3,832	502	—	—	—	(92)	(793)	3,449
Consumer	1,650	414	(90)	(97)	(14)	(43)	(311)	1,509

Total	$29,420	$20,076	$(116)	$(2,528)	$(4,447)	$(3,842)	$(1,716)	$36,847

At March 31, 2011, the commercial real estate category of non-performing loans included 18 loans.  The largest two relationships in this category totaled $5.1 million and $3.4 million, respectively, or 52.8% of the total category, and were collateralized by properties in St. Louis, Mo. and Rogers, Ark., respectively.  Both relationships were added during the quarter ended March 31, 2011, because of unexpected downturns in the borrowers’ respective businesses that were providing the cash flow for the loans.

Potential Problem Loans.  Compared to December 31, 2010, potential problem loans decreased $17.9 million, or 32.1%.  This decrease included $11.2 million of loans transferred to non-performing loans or foreclosed assets categories and $7.0 million received in principal reductions from customers.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the three months ended March 31, 2011 was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$714	$213	$(196)	$(261)	$—	$—	$(37)	$433
Subdivision construction	6,473	391	—	(1,876)	—	(861)	(1,260)	2,867
Land development	11,476	742	—	—	—	—	(1,907)	10,311
Commercial construction	1,851	—	(1,200)	—	—	(651)	—	—
One- to four-family residential	8,786	—	(419)	(862)	—	(599)	(419)	6,487
Other residential	5,674	—	—	—	—	—	(2)	5,672
Commercial real estate	14,729	2,934	(1,160)	(5,068)	(2,669)	—	(240)	8,526
Commercial business	5,934	2,191	(413)	(503)	—	(684)	(3,128)	3,397
Consumer	12	99	—	(11)	—	—	(1)	99

Total	$55,649	$6,570	$(3,388)	$(8,581)	$(2,669)	$(2,795)	$(6,994)	$37,792

At March 31, 2011, the commercial real estate category of potential problem loans included 10 loans, the largest of which had a balance of $3.5 million, or 41.6% of the total category, and was collateralized by a hotel in Kansas City, Mo.  The land development category of potential problem loans included 8 loans, the largest of which had a balance of $3.8 million, or 37.0% of the total category, and was collateralized by commercial land in southwest Missouri.

Foreclosed Assets.  Of the total $61.9 million of foreclosed assets at March 31, 2011, $12.2 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009.  These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Activity in foreclosed assets during the three months ended March 31, 2011 was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$2,510	$—	$(1,275)	$114	$—	$1,349
Subdivision construction	19,816	—	(805)	—	(25)	18,986
Land development	10,620	3,189	—	—	—	13,809
Commercial construction	3,997	—	—	—	—	3,997
One- to four-family residential	2,896	1,238	(970)	—	(124)	3,040
Other residential	4,178	183	(193)	—	10	4,178
Commercial real estate	4,565	2,669	(3,057)	—	(134)	4,043
Consumer	318	237	(237)	—	—	318

Total	$48,900	$7,516	$(6,537)	$114	$(273)	$49,720

At March 31, 2011, the subdivision construction category of foreclosed assets included 51 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $5.2 million, or 27.2% of the total category.  Of the total dollar amount in the subdivision construction category, 19.4% is located in Branson, Mo.  The land development category of foreclosed assets included 23 properties, the largest of which had a balance of $4.3 million, or 31.1% of the total category.  Of the total dollar amount in the land development category, 54.9% is located in northwest Arkansas, including the largest property previously mentioned.  Included in the proceeds from sales for the commercial real estate category was an industrial building located in Springfield, Mo. that the Company capitalized as a fixed asset at $2.7 million.  The Company plans to use this facility for operational storage and a disaster recovery site, consolidating its storage from other space.

Non-interest Income

For the three months ended March 31, 2011, non-interest income decreased $10.8 million, or 119.7%, to a negative $1.8 million when compared to the three months ended March 31, 2010, primarily as a result of the following items:

Amortization of indemnification asset:  As previously described in Note 9 of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $11.3 million of amortization (expense) was recorded in the 2011 period relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.

Service charges and ATM fees:  Overdraft regulations on ATM and certain debit card transactions became effective during the third quarter of 2010.  These overdraft regulations were expected to adversely affect overdraft fees and this expectation has proven accurate. Compared to the quarter ended March 31, 2010, income related to total service charges and ATM fees decreased $520,000 during the quarter ended March 31, 2011.

Partially offsetting the above decreases in non-interest income was a $370,000 increase in commission income during the quarter ended March 31, 2011, compared to the same period in 2010, primarily due to increased activity for Great Southern Travel.

Non-interest Expense

For the three months ended March 31, 2011, non-interest expense decreased $534,000, or 2.4%, to $21.6 million, when compared to the quarter ended March 31, 2010.  The decrease was primarily due to a decrease in foreclosure-related expenses of $1.7 million during the three months ended March 31, 2011 when compared to the same period in 2010 because of fewer write-downs of foreclosed assets and fewer foreclosures during the current period.  During the first quarter of 2010, $20.6 million in property was foreclosed upon while $7.5 million in property was foreclosed upon during the first quarter of 2011.

Partially offsetting the above decrease in non-interest expense were the following items:

Amortization of low-income housing tax credits:  The Company has invested in certain federal low-income housing tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over a 10-year period.  A portion of these credits totaling $452,000 were used in the current quarter to reduce the Company’s tax expense which resulted in corresponding amortization of $352,000 to reduce the investment in these credits. The net result of these transactions is an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate.

New banking centers:  Continued internal growth of the Company since the quarter ended March 31, 2010 caused an increase in non-interest expense during the quarter ended March 31, 2011.  The Company opened its first retail banking center in Rogers, Ark., in May 2010. New banking centers were also opened in Des Peres, Mo. in September 2010 and in Forsyth, Mo. in December 2010, both of which complement existing banking centers in their respective market areas.  In the three months ended March 31, 2011, non-interest expenses associated with the operation of these locations increased $210,000 over the same period in 2010.  For additional information on the Company’s growth, see the “Business Initiatives” section of this Quarterly Report on Form 10-Q.

Salaries and benefits:  As a result of integrating the operations of TeamBank and Vantus Bank and the administration of the loss sharing portfolios as well as overall growth, the number of associates employed by the Company in operational and lending areas increased 5.3% from March 31, 2010 to March 31, 2011.  This led to a large portion of the salaries and benefits increase of $537,000 in the three months ended March 31, 2011 when compared with the three months ended March 31, 2010.

FDIC insurance premiums:  In the first quarter of 2011, deposit insurance premiums increased $313,000 over the first quarter of 2010 due to an increase in the Company’s insured deposits.

The Company’s efficiency ratio for the three months ended March 31, 2011, was 57.49% compared to 62.26% for the same quarter in 2010. The difference in the ratios from the current to prior periods was primarily due to the increased accretable yield and additional amortization of the FDIC indemnification assets noted above, as well as the reduced non-interest expense.   The Company’s ratio of non-interest expense to average assets increased from 2.17% for the three months ended March 31, 2010, to 2.48% for the three months ended March 31, 2011, as a result of lower average assets in the 2011 quarter.  Average assets decreased $190.7 million, or 5.2%.

Provision for Income Taxes

The Company’s effective tax rate (as compared to the statutory federal tax rate of 35.0%) was 24.3% for the three ended March 31, 2011, due to the effects of the tax credits noted above and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. The Company’s effective tax rate was 30.1% for the three months ended March 31, 2010, due to the effects tax-exempt investments and tax-exempt loans. In future periods, the Company expects its effective tax rate will be approximately 25%-28%.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of its utilization of tax credits.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $575,000 and $423,000 for the three months ended March 31, 2011 and 2010, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

		March 31, 2011(2)	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
		Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
			(Dollars in thousands)
	Interest-earning assets:
	Loans receivable:
	One- to four-family residential	5.49%	$313,738	$5,888	7.61%	$347,039	$5,148	6.02%
	Other residential	5.48	236,898	3,549	6.08	216,743	3,285	6.14
	Commercial real estate	5.98	644,737	12,901	8.12	714,677	11,208	6.36
	Construction	5.61	273,228	9,824	11.32	353,785	4,867	5.58
	Commercial business	5.51	175,412	4,895	14.58	169,149	2,870	6.88
	Other loans	7.28	209,475	3,996	7.74	239,636	3,752	6.35
	Industrial revenue bonds (1)	6.05	72,364	1,031	5.78	70,573	1,064	6.11

	Total loans receivable	5.99	1,925,852	42,084	8.86	2,111,602	32,194	6.18

	Investment securities (1)	3.48	831,129	6,790	3.31	776,646	7,436	3.88
	Other interest-earning assets	0.22	401,359	166	0.17	217,811	124	0.23

	Total interest-earning assets	4.64	3,158,340	49,040	6.30	3,106,059	39,754	5.19
	Non-interest-earning assets:
	Cash and cash equivalents		73,348			302,663
	Other non-earning assets		256,783			270,460
	Total assets		$3,488,471			$3,679,182

	Interest-bearing liabilities:
	Interest-bearing demand and savings	0.74	$1,090,280	2,107	0.78	$849,029	2,058	0.98
	Time deposits	1.58	1,316,443	5,379	1.66	1,675,336	8,599	2.08
	Total deposits	1.20	2,406,723	7,486	1.26	2,524,365	10,657	1.71
	Short-term borrowings and structured repurchase agreements	0.97	322,104	756	0.95	377,453	993	1.07
	Subordinated debentures issued to capital trusts	1.87	30,929	140	1.84	30,929	136	1.79
	FHLB advances	3.48	153,011	1,297	3.44	168,517	1,397	3.36

	Total interest-bearing liabilities	1.30	2,912,767	9,679	1.35	3,101,264	13,183	1.72
	Non-interest-bearing liabilities:
	Demand deposits		251,866			249,052
	Other liabilities		15,862			23,017
	Total liabilities		3,180,495			3,373,333
	Stockholders’ equity		307,976			305,849
	Total liabilities and stockholders’ equity		$3,488,471			$3,679,182

	Net interest income:
	Interest rate spread	3.34%		$39,361	4.95%		$26,571	3.47%
	Net interest margin*				5.05%			3.47%
	Average interest-earning assets to average interest-bearing liabilities		108.4%			100.2%
_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $94.6 million and $63.2 million for the three months ended March 31, 2011 and 2010, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $43.6 million and $46.7 million for the three months ended March 31, 2011 and 2010, respectively. Interest income on tax-exempt assets included in this table was $1.8 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.6 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

(2)
The yield/rate on loans at March 31, 2011 does not include the impact of the accretable yield (income) on loans acquired in the 2009 FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the quarter ended March 31, 2011.

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

	Three Months Ended March 31,
	2011 vs. 2010
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$12,994	$(3,104)	$9,890
Investment securities	(1,153)	507	(646)
Other interest-earning assets	(42)	84	42
Total interest-earning assets	11,799	(2,513)	9,286
Interest-bearing liabilities:
Demand deposits	(473)	522	49
Time deposits	(1,570)	(1,650)	(3,220)
Total deposits	(2,043)	(1,128)	(3,171)
Short-term borrowings and structured repo	(100)	(137)	(237)
Subordinated debentures issued to capital trust	4	--	4
FHLBank advances	32	(132)	(100)
Total interest-bearing liabilities	(2,107)	(1,397)	(3,504)
Net interest income	$13,906	$(1,116)	$12,790

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2011, the Company had commitments of approximately $89.7 million to fund loan originations, $205.0 million of unused lines of credit and unadvanced loans, and $16.5 million of outstanding letters of credit.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2011, the Company's total stockholders' equity was $305.2 million, or 8.7%, of total assets. At March 31, 2011, common stockholders' equity was $248.6 million, or 7.1%, of total assets, equivalent to a book value of $18.48 per common share. Total stockholders’ equity at December 31, 2010, was $304.0 million, or 8.9%, of total assets. At December 31, 2010, common stockholders' equity was $247.5 million, or 7.3%, of total assets, equivalent to a book value of $18.40 per common share.

At March 31, 2011 and December 31, 2010, the Company’s tangible common equity to total assets ratio was 7.0% and 7.1%, respectively. The Company’s tangible common equity to total risk-weighted assets ratio was 12.6% at March 31, 2011, compared to 12.4% at December 31, 2010.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2011, the Bank's Tier 1 risk-based capital ratio was 14.7%, total risk-based capital ratio was 16.0% and the Tier 1 leverage ratio was 8.2%. As of March 31, 2011, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2011, the Company's Tier 1 risk-based capital ratio was 16.9%, total risk-based capital ratio was 18.2% and the Tier 1 leverage ratio was 9.4%. As of March 31, 2011, the Company was "well capitalized" under the capital ratios described above.

On December 5, 2008, the Company completed a transaction to participate in the U.S. Treasury's voluntary Capital Purchase Program (CPP).  The CPP, a part of the Emergency Economic Stabilization Act of 2009, was designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers.  At the time the Company was approved to participate in the CPP in December 2008, it exceeded all “well-capitalized” regulatory benchmarks and, as indicated above, it continues to exceed these benchmarks.  The Company received $58.0 million from the U.S. Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share.  The amount of preferred shares sold represents approximately 3% of the Company's risk-weighted assets as of September 30, 2008. Through its preferred stock investment, the Treasury will receive a cumulative dividend of 5% per year for the first five years, or $2.9 million per year, and 9% per year thereafter. The preferred shares are callable by the Company at 100% of the issue price, subject to consultation by the U.S. Treasury with the Company's primary federal regulator. In addition, for a period of the earlier of three years or until these preferred shares have been redeemed by the Company or divested by the Treasury, the Company has certain limitations on dividends that may be declared on its common or preferred stock and is prohibited from repurchasing shares of its common or other capital stock or any trust preferred securities issued by the Company without the Treasury’s consent.

As previously mentioned, the Company submitted an application to possibly participate in the U.S. Treasury’s Small Business Lending Fund (SBLF) but is not obligated to participate upon acceptance by the Treasury. Enacted into law in 2010 as part of the Small Business Jobs Act, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  The SBLF provides an option for eligible community banks to refinance preferred stock issued to the Treasury through the CPP.  As noted above, the Company received $58.0 million through its participation in the CPP from the Treasury through the sale of preferred stock.  If CPP funds were transferred to the SBLF, the 5% CPP dividend rate could potentially be reduced for a period of time, depending on the level of small business lending.  Under the SBLF, the interest rate is variable for the first nine quarters.  The initial rate is 5%, but could be as low as 1% depending on the level of small business lending.  If lending does not increase in the first two years, however, the rate will increase to 7%.  After 4.5 years (late 2015), the rate will increase to 9% if the bank has not repaid the SBLF funding.

At March 31, 2011, the held-to-maturity investment portfolio included $145,000 of gross unrealized gains and no gross unrealized losses.

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

At March 31, 2011, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$247.5 million
Federal Reserve Bank line	$270.3 million
Interest-Bearing and Non-Interest-Bearing Deposits	$462.3 million
Unpledged Securities	$86.9 million

Statements of Cash Flows. During the three months ended March 31, 2011 and 2010, respectively, the Company had positive cash flows from operating and financing activities.  Cash flows from investing activities were negative for the three months ended March 31, 2011 and were positive for the three months ended March 31, 2010.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $45.7 million and $10.1 million during the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, investing activities used cash of $98.5 million primarily due to the purchases of investment securities and the net increase in loans for the period.  During the three months ended March 31, 2010, investing activities provided cash of $61.8 million primarily due to the net decrease of investment securities and loans for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. Financing activities provided cash of $85.1 million and $49.6 million during the three months ended March 31, 2011 and 2010, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the three months ended March 31, 2011, the Company declared a common stock cash dividend of $0.18 per share, or 50% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2010). During the three months ended March 31, 2010, the Company declared a common stock cash dividend of $0.18 per share (which was paid in April 2010), or 53% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2009). The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of March 31, 2011, was paid to shareholders on April 13, 2011.  In addition, the Company paid preferred dividends as described below.

Our participation in the CPP currently precludes us from increasing our common stock cash dividend above $0.18 per share per quarter without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, during the three months ended March 31, 2011, the Company paid preferred stock cash dividends of $725,000 on February 15, 2011. During the three months ended March 31, 2010, the Company paid preferred stock cash dividends of $725,000 on February 16, 2010. Quarterly payments of $725,000 will be due through February 15, 2014, as long as the preferred stock is outstanding.  Thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2011 and 2010, respectively, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2011, the Company issued 489 shares of stock at an average price of $8.45 per share to cover stock option exercises.  During the three months ended March 31, 2010, the Company issued 21,947 shares of stock at an average price of $13.72 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2011, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly positive. Generally, a rate increase by the FRB (which does not appear likely in the very near term based on current economic conditions and recent comments by FRB officials) would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2011, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Issuer Purchases of Equity Securities

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the CPP precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As indicated below, no shares were purchased during the first quarter of 2011.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2011 – January 31, 2011	---	$	----	---	396,562
February 1, 2011 – February 28, 2011	---	$	----	---	396,562
March 1, 2011 – March 31, 2011	---	$	----	---	396,562
	---	$	----	---

_______________________
(1) Amount represents the number of shares available to be repurchased under the plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

a)	Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: May 6, 2011	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2011	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                                                Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)
The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paola, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2010 is incorporated herein by reference as Exhibit 2.1.

(ii)
The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 11, 2010 is incorporated herein by reference as Exhibit 2.1.

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

The Registrant's 1989 Stock Option and Incentive Plan previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, is incorporated herein by reference as Exhibit 10.1.

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

A description of the current salary and bonus arrangements for 2011 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is incorporated herein by reference as Exhibit 10.8.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is incorporated herein by reference as Exhibit 10.9.

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