Form 10-Q
period 2011-06-30
GREAT SOUTHERN BANCORP INC
filed 2011-08-05
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2011

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
Yes /X/     No /  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes/X/   No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer / /	Accelerated filer /X/	Non-accelerated filer / /	Smaller reporting company / /
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,461,739 shares of common stock, par value $.01, outstanding at August 4, 2011.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$81,240	$69,756
Interest-bearing deposits in other financial institutions	274,185	360,215
Cash and cash equivalents	355,425	429,971
Available-for-sale securities	831,059	769,546
Held-to-maturity securities (fair value $2,137 – June 2011;
$1,300 - December 2010)	1,865	1,125
Mortgage loans held for sale	8,798	22,499
Loans receivable, net of allowance for loan losses of
$40,487 – June 2011; $41,487 - December 2010	1,910,885	1,876,887
FDIC indemnification asset	76,387	100,878
Interest receivable	11,690	12,628
Prepaid expenses and other assets	54,688	52,390
Foreclosed assets held for sale, net	70,577	60,262
Premises and equipment, net	76,902	68,352
Goodwill and other intangible assets	4,980	5,395
Investment in Federal Home Loan Bank stock	11,241	11,572
Deferred income taxes	3,727	--
Total Assets	$3,418,224	$3,411,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,622,772	$2,595,893
Federal Home Loan Bank advances	151,889	153,525
Securities sold under reverse repurchase agreements with customers	229,693	257,180
Short-term borrowings	660	778
Structured repurchase agreements	53,116	53,142
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	2,791	3,765
Advances from borrowers for taxes and insurance	1,929	1,019
Accounts payable and accrued expenses	10,050	10,395
Current and deferred income taxes	--	870
Total Liabilities	3,103,829	3,107,496
Stockholders' Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 58,000 shares	56,723	56,480
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2011 – 13,461,614 shares;
December 2010 - 13,454,000 shares	134	134
Stock warrants; 909,091 shares	2,452	2,452
Additional paid-in capital	20,936	20,701
Retained earnings	225,428	220,021
Accumulated other comprehensive gain	8,722	4,221
Total Stockholders' Equity	314,395	304,009
Total Liabilities and Stockholders' Equity	$3,418,224	$3,411,505
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2011	2010
INTEREST INCOME	(Unaudited)
Loans	$42,243	$32,553
Investment securities and other	6,901	7,059
TOTAL INTEREST INCOME	49,144	39,612
INTEREST EXPENSE
Deposits	6,661	10,140
Federal Home Loan Bank advances	1,304	1,407
Short-term borrowings and repurchase agreements	747	799
Subordinated debentures issued to capital trusts	140	142
TOTAL INTEREST EXPENSE	8,852	12,488
NET INTEREST INCOME	40,292	27,124
PROVISION FOR LOAN LOSSES	8,431	12,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,861	15,124

NON-INTEREST INCOME
Commissions	2,486	2,344
Service charges and ATM fees	4,473	5,061
Net realized gains on sales of loans	702	755
Net realized gains (losses) on sales and impairments of available-for-sale securities	(400)	3,465
Late charges and fees on loans	162	237
Accretion (amortization) of income related to business acquisitions	(10,296)	1,665
Other income	714	612
TOTAL NON-INTEREST INCOME	(2,159)	14,139

NON-INTEREST EXPENSE
Salaries and employee benefits	11,709	11,167
Net occupancy and equipment expense	3,639	3,382
Postage	811	835
Insurance	1,498	1,120
Advertising	408	580
Office supplies and printing	354	360
Telephone	513	566
Legal, audit and other professional fees	723	626
Expense on foreclosed assets	627	416
Other operating expenses	1,855	1,756
TOTAL NON-INTEREST EXPENSE	22,137	20,808

INCOME BEFORE INCOME TAXES	7,565	8,455

PROVISION FOR INCOME TAXES	1,675	2,631

NET INCOME	5,890	5,824
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	782	848
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,108	$4,976
BASIC EARNINGS PER COMMON SHARE	$0.38	$0.37
DILUTED EARNINGS PER COMMON SHARE	$0.37	$0.35
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	SIX MONTHS ENDED JUNE 30,
	2011	2010
INTEREST INCOME	(Unaudited)
Loans	$84,327	$64,747
Investment securities and other	13,858	14,619
TOTAL INTEREST INCOME	98,185	79,366
INTEREST EXPENSE
Deposits	14,147	20,797
Federal Home Loan Bank advances	2,601	2,804
Short-term borrowings and repurchase agreements	1,503	1,792
Subordinated debentures issued to capital trusts	281	278
TOTAL INTEREST EXPENSE	18,532	25,671
NET INTEREST INCOME	79,653	53,695
PROVISION FOR LOAN LOSSES	16,631	17,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	63,022	36,195

NON-INTEREST INCOME
Commissions	4,923	4,410
Service charges and ATM fees	8,535	9,644
Net realized gains on sales of loans	1,609	1,548
Net realized gains (losses) on sales and impairments of available-for-sale securities	(400)	3,465
Late charges and fees on loans	284	441
Accretion (amortization) of income related to business acquisitions	(20,049)	2,565
Other income	1,168	1,064
TOTAL NON-INTEREST INCOME	(3,930)	23,137

NON-INTEREST EXPENSE
Salaries and employee benefits	23,281	22,203
Net occupancy and equipment expense	7,329	6,871
Postage	1,566	1,667
Insurance	2,945	2,252
Advertising	683	799
Office supplies and printing	632	823
Telephone	1,139	1,108
Legal, audit and other professional fees	1,485	1,291
Expense on foreclosed assets	1,056	2,583
Other operating expenses	3,631	3,354
TOTAL NON-INTEREST EXPENSE	43,747	42,951

INCOME BEFORE INCOME TAXES	15,345	16,381

PROVISION FOR INCOME TAXES	3,562	5,018

NET INCOME	11,783	11,363
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	1,628	1,687
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,155	$9,676
BASIC EARNINGS PER COMMON SHARE	$0.75	$0.72
DILUTED EARNINGS PER COMMON SHARE	$0.73	$0.69
DIVIDENDS DECLARED PER COMMON SHARE	$.36	$.36
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	SIX MONTHS ENDED JUNE 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,783	$11,363
Proceeds from sales of loans held for sale	86,449	67,254
Originations of loans held for sale	(71,913)	(68,981)
Items not requiring (providing) cash:
Depreciation	2,416	1,631
Amortization of other assets	1,121	511
Compensation expense for stock option grants	239	227
Provision for loan losses	16,631	17,500
Net gains on loan sales	(1,609)	(1,548)
Net (gains) losses on sale or impairment of available-for-sale investment securities	400	(3,465)
Net (gains) losses on sale of premises and equipment	150	(15)
(Gain) loss on sale of foreclosed assets	(536)	695
Amortization (accretion) of deferred income, premiums, discounts
and fair value adjustments	17,998	(2,125)
Deferred income taxes	(7,453)	408
Changes in:
Interest receivable	938	1,535
Prepaid expenses and other assets	4,377	16,929
Accounts payable and accrued expenses	(1,256)	22,834
Income taxes refundable/payable	432	(8,350)
Net cash provided by operating activities	60,167	56,403
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(70,154)	92,967
Purchase of loans	(150)	(12,132)
Proceeds from sale of student loans	798	22,219
Purchase of additional business units	(1)	(25)
Purchase of premises and equipment	(8,587)	(3,521)
Proceeds from sale of premises and equipment	140	118
Proceeds from sale of foreclosed assets	7,167	16,952
Capitalized costs on foreclosed assets	(198)	(651)
Proceeds from sales of available-for-sale investment securities	--	145,852
Proceeds from maturing held-to-maturity investment securities	1,202	410
Proceeds from called investment securities	6,745	17,942
Principal reductions on mortgage-backed securities	61,963	116,215
Purchase of available-for-sale securities	(126,423)	(239,729)
Purchase of held-to-maturity securities	(840)	(15,000)
(Purchase) redemption of Federal Home Loan Bank stock	331	(970)
Net cash (used in) provided by investing activities	(128,007)	140,647
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(67,281)	(202,197)
Net increase in checking and savings deposits	94,698	96,748
Repayments of Federal Home Loan Bank advances	(1,228)	(4,677)
Net decrease in short-term borrowings and structured repo	(27,605)	(60,941)
Advances from borrowers for taxes and insurance	910	503
Dividends paid	(6,293)	(6,280)
Stock options exercised	93	374
Net cash used in financing activities	(6,706)	(176,470)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,546)	20,580
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	429,971	444,576
CASH AND CASH EQUIVALENTS, END OF PERIOD	$355,425	$465,156
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2010, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior periods’ amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

	Three Months Ended June 30,
	2011	2010
	(In Thousands)

Net unrealized gain on available-for-sale securities	$9,332	$4,204

Non-credit component of unrealized gain on available-for-sale debt securities for which a portion of an other-than-temporary impairment
has been recognized	571	—

Other-than-temporary impairment loss recognized in earnings on
available-for-sale debt securities	(400)	—

Less reclassification adjustment for gain included in net income	—	3,465

Other comprehensive income, before tax effect	9,503	739

Tax expense	3,326	259

Change in unrealized gain on available-for-sale securities,
net of income taxes	$6,177	$480

	Six Months Ended June 30,
	2011	2010
	(In Thousands)

Net unrealized gain on available-for-sale securities	$6,620	$3,602

Non-credit component of unrealized gain on available-for-sale debt securities for which a portion of an other-than-temporary impairment
has been recognized	705	(435)

Other-than-temporary impairment loss recognized in earnings on
available-for-sale debt securities	(400)	—

Less reclassification adjustment for gain included in net income	—	3,465

Other comprehensive income (loss), before tax effect	6,925	(298)

Tax expense (benefit)	2,424	(104)

Change in unrealized gain (loss) on available-for-sale securities,
net of income taxes	$4,501	$(194)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2011	2010
	(In Thousands)

Net unrealized gain on available-for-sale securities	$13,499	$7,279
Net unrealized loss on available-for-sale debt securities for which a
portion of an other-than-temporary impairment has been recognized	(80)	(785)
	13,419	6,494
Tax expense	4,697	2,273

Net-of-tax amount	$8,722	$4,221

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 to amend FASB ASC Topic 220, Comprehensive Income:  Presentation of Comprehensive Income.  The purpose of the Update is to improve the comparability, consistency and transparency of financial reporting related to other comprehensive income.  It eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Instead, the components of other comprehensive income must either be presented with net income in a single continuous statement of comprehensive income or as a separate but consecutive statement following the statement of operations.  Regardless of which method is used, adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  The Update is effective on a retrospective basis for interim and annual reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 to amend FASB ASC Topic 820, Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  The Update amends the GAAP requirements for measuring fair value and for disclosures about fair value measurements to improve consistency between GAAP and IFRSs by changing some of the wording used to describe the requirements, clarifying the intended application of certain requirements and changing certain principles.  The Update is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

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

In April 2011, the FASB issued ASU No. 2011-02 to amend FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The statement clarifies guidance used by creditors to identify troubled debt restructurings and to result in more consistent application of GAAP for debt restructurings.  The guidance is effective for interim and annual reporting periods beginning after June 15, 2011.  Management is still evaluating the impact of this Update but at this time it does not expect it to have a material impact on the Company’s financial position or results of operations.

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

NOTE 6: EARNINGS PER SHARE

	Three Months Ended June 30,
	2011	2010
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,457	13,431
Net income available to common shareholders	$5,108	$4,977
Per share amount	$0.38	$0.37

Diluted:
Average shares outstanding	13,457	13,431
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	498	617
Diluted shares	13,955	14,048
Net income available to common shareholders	$5,108	$4,977
Per share amount	$0.37	$0.35

Options to purchase 614,760 and 423,958 shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise prices were greater than the average market prices of the common shares for the three months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,
	2011	2010
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,457	13,429
Net income available to common shareholders	$10,155	$9,676
Per share amount	$0.75	$0.72

Diluted:
Average shares outstanding	13,457	13,429
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	531	607
Diluted shares	13,988	14,036
Net income available to common shareholders	$10,155	$9,676
Per share amount	$0.73	$0.69

Options to purchase 529,160 and 427,308 shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise prices were greater than the average market prices of the common shares for the six months ended June 30, 2011 and 2010, respectively.

NOTE 7: INVESTMENT SECURITIES

	June 30, 2011
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$23,948	$131	$—	$24,079	2.56%
Collateralized mortgage obligations	5,233	135	454	4,914	7.66
Mortgage-backed securities	627,229	13,509	897	639,841	3.19
Small Business Administration
loan pools	58,647	596	46	59,197	1.86
States and political subdivisions	101,304	1,326	2,215	100,415	6.15
Corporate bonds	49	321	—	370	38.57
Equity securities	1,230	1,013	—	2,243	—
	$817,640	$17,031	$3,612	$831,059	3.47%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,865	$272	$—	$2,137	4.34%

	December 31, 2010
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$4,000	$—	$20	$3,980	2.35%
Collateralized mortgage obligations	8,311	183	814	7,680	6.48
Mortgage-backed securities	590,085	10,879	1,753	599,211	3.30
Small Business Administration
loan pools	60,063	851	—	60,914	1.93
States and political subdivisions	99,314	378	4,075	95,617	6.16
Corporate bonds	49	—	28	21	74.97
Equity securities	1,230	893	—	2,123	0.18
	$763,052	$13,184	$6,690	$769,546	3.59%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,125	$175	$—	$1,300	7.31%

The amortized cost and fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$681	$683
After one through five years	6,229	6,299
After five through ten years	9,452	9,648
After ten years	167,586	167,431
Securities not due on a single maturity date	632,462	644,755
Equity securities	1,230	2,243

	$817,640	$831,059

The held-to-maturity securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$840	$959
After five through ten years	1,025	1,178

	$1,865	$2,137

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2011 and December 31, 2010, respectively, was approximately $174,209,000 and $298,813,000, which is approximately 20.92% and 38.77% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at June 30, 2011.

During the three and six months ended June 30, 2011, the Company determined that the impairment of a non-agency collateralized mortgage obligation with a book value of $1.8 million had become other than temporary.  Consequently, the Company recorded a $400,000 pre-tax charge to income.  Based on evaluations of investment securities during the three and six months ended June 30, 2010, none were determined to be other-than-temporarily impaired.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$19,637	$46	$—	$—	$19,637	$46
Collateralized mortgage
obligations	67	—	1,880	454	1,947	454
Mortgage-backed securities	117,860	897	—	—	117,860	897
States and political
subdivisions	27,616	739	7,149	1,476	34,765	2,215
	$165,180	$1,682	$9,029	$1,930	$174,209	$3,612

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$3,980	$20	$—	$—	$3,980	$20
Collateralized mortgage
obligations	—	—	1,809	814	1,809	814
Mortgage-backed securities	231,524	1,753	—	—	231,524	1,753
States and political
subdivisions	56,221	2,328	5,257	1,747	61,478	4,075
Corporate bonds	8	24	14	4	22	28
	$291,733	$4,125	$7,080	$2,565	$298,813	$6,690

No securities were sold during the three and six months ended June 30, 2011, and therefore, no gains or losses on sales were realized.  Gross gains of $3.5 million and gross losses of $0 resulting from sales of available-for-sale securities were realized for the three and six months ended June 30, 2010.  Gains and losses on sales of securities are determined on the specific-identification method.

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

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
April 1, 2011	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	400
Reductions due to sales	—

June 30, 2011	$3,383

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
April 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Reductions due to sales	—

June 30, 2010	$2,983

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2011	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	400
Reductions due to sales	—

June 30, 2011	$3,383

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Reductions due to sales	—

June 30, 2010	$2,983

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2011	2010
	(In Thousands)

One- to four-family residential construction	$30,070	$29,102
Subdivision construction	73,343	86,649
Land development	79,674	95,573
Commercial construction	99,368	68,018
Owner occupied one- to four-family residential	96,153	98,099
Non-owner occupied one- to four-family residential	137,241	136,984
Commercial real estate	571,117	530,277
Other residential	237,321	210,846
Commercial business	196,735	185,865
Industrial revenue bonds	64,631	64,641
Consumer auto	55,569	48,992
Consumer other	74,568	77,331
Home equity lines of credit	44,825	46,852
FDIC-supported loans, net of discounts (TeamBank)	141,353	144,633
FDIC-supported loans, net of discounts (Vantus Bank)	141,920	160,163
	2,043,888	1,984,025
Undisbursed portion of loans in process	(90,079)	(63,108)
Allowance for loan losses	(40,487)	(41,487)
Deferred loan fees and gains, net	(2,437)	(2,543)
	$1,910,885	$1,876,887

Weighted average interest rate	5.94%	6.03%

Classes of loans by aging were as follows:
	June 30, 2011
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$120	$—	$832	$952	$29,118	$30,070	$—
Subdivision construction	68	349	4,666	5,083	68,260	73,343	—
Land development	—	—	1,349	1,349	78,325	79,674	—
Commercial construction	—	—	—	—	99,368	99,368	—
Owner occupied one- to four-
family residential	578	2,222	3,070	5,870	90,283	96,153	118
Non-owner occupied one- to
four-family residential	73	—	2,385	2,458	134,783	137,241	98
Commercial real estate	1,381	1,722	5,337	8,440	562,677	571,117	—
Other residential	189	—	3,093	3,282	234,039	237,321	—
Commercial business	50	164	1,443	1,657	195,078	196,735	—
Industrial revenue bonds	—	—	2,110	2,110	62,521	64,631	—
Consumer auto	449	26	83	558	55,011	55,569	11
Consumer other	1,332	386	747	2,465	72,103	74,568	355
Home equity lines of credit	306	80	144	530	44,295	44,825	—
FDIC-supported loans, net of
discounts (TeamBank)	555	1,721	19,046	21,322	120,031	141,353	146
FDIC-supported loans, net of
discounts (Vantus Bank)	286	2,917	7,194	10,397	131,523	141,920	33
	5,387	9,587	51,499	66,473	1,977,415	2,043,888	$761
Less FDIC-supported loans,
net of discounts	841	4,638	26,240	31,719	251,554	283,273

Total	$4,546	$4,949	$25,259	$34,754	$1,725,861	$1,760,615

	December 31, 2010
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$261	$—	$578	$839	$28,263	$29,102	$—
Subdivision construction	281	1,015	1,860	3,156	83,493	86,649	—
Land development	2,730	—	5,668	8,398	42,616	51,014	—
Commercial construction	—	—	—	—	112,577	112,577	—
Owner occupied one- to four-
family residential	4,856	914	2,724	8,494	89,605	98,099	—
Non-owner occupied one- to
four-family residential	2,085	2,130	2,831	7,046	129,938	136,984	—
Commercial real estate	2,749	8,546	6,074	17,369	512,908	530,277	—
Other residential	—	4,011	4,202	8,213	202,633	210,846	—
Commercial business	350	355	1,642	2,347	183,518	185,865	—
Industrial revenue bonds	—	—	2,190	2,190	62,451	64,641	—
Consumer auto	427	35	94	556	48,436	48,992	22
Consumer other	1,331	318	1,417	3,066	74,265	77,331	565
Home equity lines of credit	152	160	140	452	46,400	46,852	—
FDIC-supported loans, net of
discounts (TeamBank)	2,719	3,731	13,285	19,735	124,898	144,633	—
FDIC-supported loans, net of
discounts (Vantus Bank)	2,277	1,414	9,399	13,090	147,073	160,163	—
	20,218	22,629	52,104	94,951	1,889,074	1,984,025	$587
Less FDIC-supported loans,
net of discounts	4,996	5,145	22,684	32,825	271,971	304,796

Total	$15,222	$17,484	$29,420	$62,126	$1,617,103	$1,679,229

Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In Thousands)

One- to four-family residential construction	$832	$578
Subdivision construction	4,666	1,860
Land development	1,349	5,668
Commercial construction	—	—
Owner occupied one- to four-family residential	2,952	2,724
Non-owner occupied one- to four-family residential	2,287	2,831
Commercial real estate	5,337	6,074
Other residential	3,093	4,202
Commercial business	1,443	1,642
Industrial revenue bonds	2,110	2,190
Consumer auto	72	72
Consumer other	392	852
Home equity lines of credit	144	140

Total	$24,677	$28,833

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2011:
	One- to Four-
	Family	Other
	Residential and	Residential and	Commercial	Commercial	Commercial
	Construction	Construction	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2011	$11,546	$3,798	$15,807	$5,235	$3,010	$2,438	$41,834
Provision charged to expense	772	1,756	2,673	2,348	38	844	8,431
Losses charged off	(758)	(1,926)	(3,526)	(2,433)	(924)	(917)	(10,484)
Recoveries	2	1	49	5	200	449	706
Balance June 30, 2011	$11,562	$3,629	$15,003	$5,155	$2,324	$2,814	$40,487

Balance January 1, 2011	$11,483	$3,866	$14,336	$5,852	$3,281	$2,669	$41,487
Provision charged to expense	4,010	2,649	5,885	3,145	8	934	16,631
Losses charged off	(3,959)	(2,888)	(5,269)	(3,851)	(1,716)	(1,807)	(19,490)
Recoveries	28	2	51	9	751	1,018	1,859
Balance June 30, 2011	$11,562	$3,629	$15,003	$5,155	$2,324	$2,814	$40,487

Ending balance:
Individually evaluated for impairment	$3,293	$369	$1,901	$1,288	$502	$86	$7,439
Collectively evaluated for impairment	$8,269	$3,259	$13,103	$3,838	$1,823	$2,727	$33,019
Loans acquired and accounted for under ASC 310-30	$—	$—	$—	$30	$—	$—	$30

Loans
Individually evaluated for impairment	$39,478	$24,557	$68,603	$31,887	$7,250	$708	$172,483
Collectively evaluated for impairment	$297,330	$212,763	$567,145	$147,155	$189,484	$174,255	$1,588,132
Loans acquired and accounted for under ASC 310-30	$66,352	$23,529	$121,862	$22,731	$14,639	$34,160	$283,273

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

	One- to Four-
	Family	Other
	Residential and	Residential and	Commercial	Commercial	Commercial
	Construction	Construction	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Individually evaluated for
impairment	$4,353	$1,714	$3,089	$2,083	$784	$37	$12,060
Collectively evaluated for
impairment	$7,100	$2,152	$11,247	$3,769	$1,697	$2,632	$28,597
Loans acquired and accounted
for under ASC 310-30	$—	$—	$—	$30	$800	$—	$830

Loans
Individually evaluated for
impairment	$40,562	$25,246	$72,379	$45,334	$8,340	$622	$192,483
Collectively evaluated for
impairment	$310,272	$185,600	$522,539	$118,257	$177,525	$172,553	$1,486,746
Loans acquired and accounted
for under ASC 310-30	$75,727	$23,277	$128,704	$22,858	$15,215	$39,015	$304,796

Impaired loans are summarized as follows:

	June 30, 2011
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$2,106	$2,197	$121
Subdivision construction	8,543	9,467	1,498
Land development	7,330	7,995	1,288
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,960	4,529	601
Non-owner occupied one- to four-family residential	9,126	9,323	1,074
Commercial real estate	22,038	24,641	1,795
Other residential	8,330	9,266	369
Commercial business	2,366	3,212	502
Industrial revenue bonds	2,110	2,190	105
Consumer auto	121	141	6
Consumer other	550	615	63
Home equity lines of credit	120	129	17

Total	$66,700	$73,705	$7,439

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$2,006	$9	$1,882	$18
Subdivision construction	8,314	54	8,909	115
Land development	11,066	70	12,751	233
Commercial construction	—	—	617	—
Owner occupied one- to four-family residential	3,838	10	4,568	34
Non-owner occupied one- to four-family residential	9,446	98	9,944	201
Commercial real estate	23,901	205	26,282	461
Other residential	9,701	93	11,032	191
Commercial business	3,497	13	5,264	62
Industrial revenue bonds	2,137	—	2,163	—
Consumer auto	109	1	262	4
Consumer other	575	3	579	7
Home equity lines of credit	182	—	267	1

Total	$74,772	$556	$84,520	$1,327

	December 31, 2010
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential
construction	$1,947	$2,371	$258	$1,724	$83
Subdivision construction	9,894	10,560	2,326	7,850	415
Land development	17,957	21,006	1,925	18,760	534
Commercial construction	1,851	1,851	158	458	31
Owner occupied one- to four-family
residential	5,205	5,620	542	3,612	69
Non-owner occupied one- to four-family
residential	11,785	12,267	1,227	8,182	386
Commercial real estate	25,782	26,392	3,045	10,615	603
Other residential	9,768	9,869	1,714	8,123	140
Commercial business	9,722	12,495	828	2,630	114
Consumer auto	125	137	4	30	1
Consumer other	429	481	14	93	4
Home equity lines of credit	148	166	19	109	1

Total	$94,613	$103,215	$12,060	$62,186	$2,381

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At June 30, 2011, the Company had $7.4 million of construction loans, $7.4 million of residential mortgage loans, $10.2 million of commercial real estate loans, $51,000 of commercial business loans and $213,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $22.6 million were accruing interest at June 30, 2011.  At December 31, 2010, the Company had $6.5 million of construction loans, $5.5 million of residential mortgage loans, $8.2 million of commercial real estate loans, $57,000 of other commercial loans and $150,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $16.5 million were accruing interest at December 31, 2010.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” Special Mention” and “Substandard.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since the loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at June 30, 2011 and December 31, 2010, respectively.  See Note 9 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	June 30, 2011
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$26,723	$2,009	$—	$1,338	$30,070
Subdivision construction	55,514	10,562	—	7,267	73,343
Land development	52,590	20,459	—	6,625	79,674
Commercial construction	94,565	4,803	—	—	99,368
Owner occupied one- to four-family
residential	92,222	525	—	3,406	96,153
Non-owner occupied one- to four-family
residential	122,870	6,714	—	7,657	137,241
Commercial real estate	504,624	48,559	2,684	15,250	571,117
Other residential	212,763	21,276	—	3,282	237,321
Commercial business	189,484	4,885	—	2,366	196,735
Industrial revenue bonds	62,521	—	—	2,110	64,631
Consumer auto	55,474	—	—	95	55,569
Consumer other	74,076	—	—	492	74,568
Home equity lines of credit	44,705	—	—	120	44,825
FDIC-supported loans, net of discounts
(TeamBank)	141,353	—	—	—	141,353
FDIC-supported loans, net of discounts
(Vantus Bank)	141,920	—	—	—	141,920

Total	$1,871,404	$119,792	$2,684	$50,008	$2,043,888

	December 31, 2010
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$27,620	$549	$—	$933	$29,102
Subdivision construction	69,907	8,408	—	8,334	86,649
Land development	57,486	20,834	—	17,253	95,573
Commercial construction	60,770	5,397	—	1,851	68,018
Owner occupied one- to four-family
residential	92,385	766	—	4,948	98,099
Non-owner occupied one- to four-family
residential	120,360	6,471	—	10,153	136,984
Commercial real estate	460,088	46,805	2,574	20,810	530,277
Other residential	185,600	15,478	—	9,768	210,846
Commercial business	177,525	812	—	7,528	185,865
Industrial revenue bonds	62,451	—	—	2,190	64,641
Consumer auto	48,883	—	—	109	48,992
Consumer other	76,966	—	—	365	77,331
Home equity lines of credit	46,704	—	—	148	46,852
FDIC-supported loans, net of discounts
(TeamBank)	144,633	—	—	—	144,633
FDIC-supported loans, net of discounts
(Vantus Bank)	160,163	—	—	—	160,163

Total	$1,791,541	$105,520	$2,574	$84,390	$1,984,025

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2011 was $668,000 and $1.4 million, respectively.  The amount accreted to yield during the three and six months ended June 30, 2010 was $400,000 and $700,000, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank significant protection. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2011 was $247,000 and $523,000, respectively.  The amount accreted to yield during the three and six months ended June 30, 2010 was $300,000 and $550,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and six months ended June 30, 2011, increases in expected cash flows related to both acquired loan portfolios resulted in adjustments of $7.9 million and $11.3 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the year ended December 31, 2010, similar such adjustments totaling $58.9 million were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and six months ended June 30, 2011, this resulted in corresponding adjustments of $7.2 million and $10.1 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the second half of the year ended December 31, 2010, similar such adjustments totaling $51.8 million were made to the indemnification assets.  The impact of adjustments on the Company’s financial results for the current reporting period is shown below:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	(In Thousands, Except Per Share and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$12,814	166 bps	$25,481	164 bps
Non-interest income	(11,491)		(22,753)
Net impact to pre-tax income	$1,323		$2,728
Net impact net of taxes	$860		$1,773
Impact to diluted earnings per common share	$0.07		$0.13

Because these adjustments will be recognized over the estimated remaining lives of the loan pools, they will impact future periods as well.  The majority of the remaining $25.3 million of accretable yield adjustment affecting interest income and $(22.1) million of adjustment to the indemnification assets affecting non-interest income is expected to be recognized over the next year, with $15.2 million of interest income and $(13.5) million of non-interest income (expense) expected to be recognized in the remainder of 2011.  Additional adjustments may be recorded in future periods as the Company continues to estimate expected cash flows from the acquired loan pools.

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

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at June 30, 2011 and December 31, 2010. Gross loan balances (due from the borrower) were reduced approximately $240.4 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-offs to customer loan balances.

	June 30, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$195,377	$16,615
Non-credit premium/(discount), net of activity since acquisition date	(2,459)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(12,533)	—
Original estimated fair value of assets, net of activity since
acquisition date	(141,353)	(6,672)

Expected loss remaining	39,032	9,943
Assumed loss sharing recovery percentage	84%	78%

Expected loss remaining	32,609	7,792
Indemnification asset to be amortized resulting from
change in expected losses	11,886	—
Accretable discount on FDIC indemnification asset	(4,186)	—
FDIC indemnification asset	$40,309	$7,792

	December 31, 2010
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$219,289	$15,921
Non-credit premium/(discount), net of activity since acquisition date	(3,875)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(21,071)	—
Original estimated fair value of assets, net of activity since
acquisition date	(144,633)	(5,463)

Expected loss remaining	49,710	10,458
Assumed loss sharing recovery percentage	85%	78%

Expected loss remaining	42,275	8,204
Indemnification asset to be amortized resulting from
change in expected losses	20,011	—
Accretable discount on FDIC indemnification asset	(6,077)	—
FDIC indemnification asset	$56,209	$8,204

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at June 30, 2011 and December 31, 2010. Gross loan balances (due from the borrower) were reduced approximately $153.4 million since the transaction date through repayments by the borrower, transfers to foreclosed assets or charge-downs to customer loan balances.

	June 30, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$178,190	$9,347
Non-credit premium/(discount), net of activity since acquisition date	(908)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(12,735)	—
Original estimated fair value of assets, net of activity since
acquisition date	(141,920)	(5,677)

Expected loss remaining	22,627	3,670
Assumed loss sharing recovery percentage	80%	80%

Expected loss remaining	18,101	2,936
Indemnification asset to be amortized resulting from
change in expected losses	10,187	—
Accretable discount on FDIC indemnification asset	(2,829)	(109)
FDIC indemnification asset	$25,459	$2,827

	December 31, 2010
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$208,080	$9,944
Non-credit premium/(discount), net of activity since acquisition date	(1,431)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(18,428)	—
Original estimated fair value of assets, net of activity since
acquisition date	(160,163)	(5,899)

Expected loss remaining	28,058	4,045
Assumed loss sharing recovery percentage	80%	80%

Expected loss remaining	22,445	3,236
Indemnification asset to be amortized resulting from
change in expected losses	14,743	—
Accretable discount on FDIC indemnification asset	(3,850)	(109)
FDIC indemnification asset	$33,338	$3,127

Changes in the accretable yield for acquired loan pools were as follows for the three months ended June 30, 2011 and 2010:

	TeamBank	Vantus Bank
	(In Thousands)

Balance, April 1, 2010	$27,681	$34,939
Accretion	(3,477)	(4,495)

Balance, June 30, 2010	$24,204	$30,444

Balance, April 1, 2011	$27,287	$31,882
Accretion	(10,854)	(7,364)
Reclassification from nonaccretable difference(1)	6,712	2,365

Balance, June 30, 2011	$23,145	$26,883

1)	Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses. The numbers also include changes in expected accretion of the loan pools totaling $2.5 million and $581,000 for TeamBank and Vantus Bank, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the six months ended June 30, 2011 and 2010:

	TeamBank	Vantus Bank
	(In Thousands)

Balance, January 1, 2010	$31,300	$39,023
Accretion	(7,096)	(8,579)

Balance, June 30, 2010	$24,204	$30,444

Balance, January 1, 2011	$36,765	$35,796
Accretion	(21,523)	(15,510)
Reclassification from nonaccretable difference(1)	7,903	6,597

Balance, June 30, 2011	$23,145	$26,883

1)	Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses. The numbers also include changes in expected accretion of the loan pools totaling $2.8 million and $1.8 million for TeamBank and Vantus Bank, respectively.

NOTE 10: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	June 30,	December 31,
	2011	2010
	(In Thousands)
One-to four-family construction	$1,303	$2,510
Subdivision construction	19,969	19,816
Land development	18,148	10,620
Commercial construction	2,747	3,997
One-to four-family residential	3,239	2,896
Other residential	4,978	4,178
Commercial real estate	6,093	4,565
Commercial business	32	—
Consumer	1,720	318
	58,229	48,900
FDIC-supported foreclosed assets, net of discounts	12,348	11,362
	$70,577	$60,262

Expenses applicable to foreclosed assets included the following:

	Three Months Ended June 30,
	2011	2010
	(In Thousands)
Net (gain) loss on sales of real estate	$34	$(350)
Operating expenses, net of rental income	593	766

	$627	$416

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Net (gain) loss on sales of real estate	$(283)	$894
Operating expenses, net of rental income	1,339	1,689

	$1,056	$2,583

NOTE 11: DEPOSITS

	June 30,	December 31,
	2011	2010
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$ 976,059	$ 838,619
2.00% - 2.99%	166,477	298,029
3.00% - 3.99%	20,889	28,398
4.00% - 4.99%	60,626	126,001
5.00% - 5.99%	7,512	8,346
6.00% - 6.99%	321	311
Total time deposits (1.47% - 1.85%)	1,231,884	1,299,704
Non-interest-bearing demand deposits	278,349	257,569
Interest-bearing demand and savings deposits (0.71% - 0.83%)	1,112,539	1,038,620
Total Deposits	$2,622,772	$2,595,893

NOTE 12: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2011	2010
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(7.1)	(5.1)
Tax credits	(7.4)	—
State taxes	1.0	0.8
Other	0.6	0.4

	22.1%	31.1%

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(7.2)	(5.0)
Tax credits	(6.6)	(0.3)
State taxes	1.4	0.8
Other	0.6	0.1

	23.2%	30.6%

NOTE 13: FAIR VALUE MEASUREMENT

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at June 30, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities available for sale include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities available for sale were included in the category of Recurring Level 3 securities at or for the three and six months ended June 30, 2011.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

		Fair value measurements at
		June 30, 2011, using
		Quoted prices
		in active
		markets	Other	Significant
	Fair value	for identical	observable	unobservable
	June 30,	assets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
U.S. government agencies	$24,079	$—	$24,079	$—
Collateralized mortgage obligations	4,914	—	4,914	—
Mortgage-backed securities	639,841	—	639,841	—
Small Business Administration loan pools	59,197	—	59,197	—
Corporate bonds	370	—	370	—
States and political subdivisions	100,415	—	100,415	—
Equity securities	2,243	558	1,685	—
Mortgage servicing rights	450	—	—	450

		Fair value measurements at
		December 31, 2010, using
		Quoted prices
		in active
		markets	Other	Significant
	Fair value	for identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
U.S. government agencies	$3,980	$—	$3,980	$—
Collateralized mortgage obligations	7,680	—	7,680	—
Mortgage-backed securities	599,211	—	599,211	—
Small Business Administration loan pools	60,914	—	60,914	—
Corporate bonds	21	—	21	—
States and political subdivisions	95,617	—	95,617	—
Equity securities	2,123	630	1,493	—
Mortgage servicing rights	637	—	—	637

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2010 to June 30, 2011, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2011	2010
	(In Thousands)

Balance, April 1	$542	$1,060
Additions	3	1
Amortization	(95)	(146)
Balance, June 30	$450	$915

	Mortgage Servicing Rights
	2011	2010
	(In Thousands)

Balance, January 1	$637	$1,132
Additions	11	37
Amortization	(198)	(254)
Balance, June 30	$450	$915

 The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis at June 30, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2011 are shown in the table below (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below were re-measured during the six months ended June 30, 2011, subsequent to their initial transfer to foreclosed assets.

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

June 30, 2011
Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
	Fair value	for identical	observable	unobservable
	June 30,	assets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)
(In Thousands)
Impaired loans	$ 45,939	$ —	$ —	$ 45,939
Foreclosed assets held for sale	491	—	—	491

December 31, 2010
Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
	Fair value	for identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
(In Thousands)
Impaired loans	$ 80,407	$ —	$ —	$ 80,407
Foreclosed assets held for sale	10,360	—	—	10,360

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

Subordinated Debentures Issued to Capital Trusts.  The subordinated debentures have floating rates that reset quarterly.  The Company can redeem these instruments at par on a quarterly basis beginning in February (with respect to $25.8 million of the subordinated debentures) and October (with respect to $5.2 million of the subordinated debentures) 2012, respectively.  The carrying amount of these debentures approximates their fair value.

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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$355,425	$355,425	$429,971	$429,971
Available-for-sale securities	831,059	831,059	769,546	769,546
Held-to-maturity securities	1,865	2,137	1,125	1,300
Mortgage loans held for sale	8,798	8,798	22,499	22,499
Loans, net of allowance for loan losses	1,910,885	1,911,316	1,876,887	1,878,345
Accrued interest receivable	11,690	11,690	12,628	12,628
Investment in FHLB stock	11,241	11,241	11,572	11,572
Mortgage servicing rights	450	450	637	637

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	$2,622,772	$2,624,143	$2,595,893	$2,603,440
FHLB advances	151,889	155,532	153,525	158,052
Short-term borrowings	230,353	230,353	257,958	257,958
Structured repurchase agreements	53,116	60,418	53,142	61,007
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	2,791	2,791	3,765	3,765
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	35	35	50	50
Lines of credit	—	—	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2011.

FDIC Indemnification Asset: As part of the 2009 Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse the Bank for 80% of the first $115 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At June 30, 2011, the carrying value of the FDIC indemnification asset was $48.1 million, with $11.9 million of this amount scheduled to be amortized against non-interest income over future periods as a result of the changes in expected losses recognized in the quarter ended June 30, 2011 and in previous periods. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

Under the second agreement (Vantus Bank), the FDIC will reimburse the Bank for 80% of the first $102 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $102 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (September 4, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At June 30, 2011, the carrying value of the FDIC indemnification asset was $28.3 million, with $10.2 million of this amount scheduled to be amortized against non-interest income over future periods as a result of the changes in expected losses recognized in the quarter ended June 30, 2011 and in previous periods. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including impacts on employee recruitment and retention and other business and practices, uncertainties concerning the potential redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption and uncertainties associated with our anticipated participation in the U.S. Treasury’s Small Business Lending Fund; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in the financial statements contained in this report, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

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

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2011, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2011, goodwill consisted of $379,000 at the Bank reporting unit and $877,500 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At June 30, 2011, the amortizable intangible assets consisted of core deposit intangibles of $3.7 million at the Bank reporting unit and $22,000 of non-compete agreements at the Travel reporting unit.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at June 30, 2011, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

In the six months ended June 30, 2011, Great Southern's net loans increased $34.0 million, or 1.8%, from $1.88 billion at December 31, 2010, to $1.91 billion at June 30, 2011. The increase was primarily due to increases in commercial real estate loans of $40.8 million, or 7.7%, and multi-family residential mortgage loans of $26.5 million, or 12.6%.  Commercial construction loans also increased but the increase was primarily offset by decreases in subdivision construction and land development loans.  Partially offsetting these increases were decreases in net loans acquired through the 2009 FDIC-assisted transactions of $21.5 million, or 7.1%.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, at this time and the loan portfolio could shrink due to net loan repayments.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

The level of non-performing loans and foreclosed assets affects our net interest income and net income. While we did not have an overall high level of charge-offs on our non-performing loans prior to 2008, we generally do not accrue interest income on these loans and do not recognize interest income until the loans are repaid or interest payments have been made for a period of time sufficient to provide evidence of performance on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.  We expect the loan loss provision, non-performing assets and foreclosed assets will generally remain elevated and will fluctuate from period to period.  In addition, expenses related to the credit resolution process could also remain elevated.

In the six months ended June 30, 2011, Great Southern's available-for-sale securities increased $61.5 million, or 8.0%, from $769.5 million at December 31, 2010, to $831.0 million at June 30, 2011.  The increase was primarily due to purchases of mortgage-backed securities and U.S. government agency securities which increased $40.6 million, or 6.8%, and $20.1 million, or 505.0%, respectively.  These securities were purchased for pledging to secure public-fund deposits and customer reverse repurchase agreements.

Great Southern had cash and cash equivalents of $355.4 million at June 30, 2011 compared to $430.0 million at December 31, 2010. The decrease in cash and cash equivalents during 2011 was due to increased loan funding, purchases of available-for-sale securities and redemption of brokered deposits.

The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2011, total deposit balances increased $26.9 million, or 1.0%.  Transaction accounts increased $94.7 million, while total brokered deposits (excluding CDARS accounts) decreased $78.8 million. Great Southern Bank customer deposits totaling $244.4 million and $218.8 million, at June 30, 2011 and December 31, 2010, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The increase in CDARS customer deposits at June 30, 2011 of $25.6 million was primarily due to additions to an existing deposit relationship.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.

Total brokered deposits, excluding the CDARS accounts discussed above, were $65.7 million at June 30, 2011, down from $144.5 million at December 31, 2010. The decrease was the result of $75.5 million of brokered deposits that matured or were called by the Company during the quarter and were not replaced due to high liquidity levels.  No interest rate swaps were associated with the remaining brokered certificates. The majority of the Company’s brokered certificates of deposit have fixed rates of interest and mature within the next year.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At June 30, 2011, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $684 million with rates that change immediately with changes to the prime rate of interest. Of this total, $603 million also had interest rate floors. These floors were at varying rates, with $86 million of these loans having floor rates of 7.0% or greater and another $472 million of these loans having floor rates between 5.0% and 7.0%. At June 30, 2011, all of these loans were at their floor rates. The loan yield for the portfolio was approximately 269 basis points higher than the national “prime rate of interest” at June 30, 2011, partly because of these interest rate floors.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the likelihood that borrowers will seek to refinance their loans increases.

The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2011 and 2010, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  On July 1, 2010, a federal rule went into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  As expected, this recent federal rule has had an adverse affect on the amount of non-interest income we generate. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2011 and 2010” section of this Quarterly Report on Form 10-Q.

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

A provision of the Dodd-Frank Act, commonly referred to as the “Durbin Amendment,” directed the FRB to analyze the debit card payments system and fix the interchange rates based upon their estimate of actual costs. The FRB has established the interchange rate for all debit transactions for issuers with over $10 billion in assets, effective October 1, 2011, at $0.21 per transaction. An additional five basis points of the transaction amount and an additional $0.01 may be collected by the issuer for fraud prevention and recovery, provided the issuer performs certain actions.  Although the Bank is currently exempt from the provisions of the rule on the basis of asset size, there is some uncertainty about the impact there will be on the interchange rates for issuers below the $10 billion level of assets.

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

Business Initiatives

As part of its long-term strategic plan, the Company anticipates opening two to three banking centers per year as conditions warrant.  In May 2011, the Company opened a banking center in an office complex at 8235 Forsyth Boulevard in Clayton, Mo., a suburb of St. Louis. In addition, the Company’s Creve Coeur loan production office relocated to the same office complex. Clayton is a major business center of metropolitan St. Louis and the St. Louis County seat.

In August 2011, a new full-service banking center on South Campbell Avenue in Springfield, Mo. is expected to open. The banking center will replace a current office on South Campbell, which is less than a mile from the new site, and will offer better access and greater convenience for customers.

The Company has purchased property on West 135th Street in Olathe, Kan., in an established retail business district. Plans are to relocate the current banking center at 11120 South Lone Elm Road, which is located in a lesser developed area of Olathe. Great Southern Travel also expects to move its current Olathe office to the new site. A first quarter 2012 opening is anticipated.

In June 2011, the Company introduced online loan applications on its website. Customers can apply online for fixed rate and adjustable rate conventional mortgages, FHA and VA home loans, and home equity lines of credit.  The online loan application service enhances the Company’s online channel for customers complementing its online depository account opening service implemented several years ago.

In March 2011, the Company submitted its application to possibly participate in the Small Business Lending Fund (“SBLF”) of the U.S. Department of the Treasury (the “Treasury”). Enacted into law in 2010 as part of the Small Business Jobs Act, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion through the sale of preferred stock to the Treasury. The SBLF provides an option for eligible community banks and holding companies to refinance funds received through the Treasury’s Capital Purchase Program (“CPP”).  The Company received $58.0 million in CPP funds from the Treasury in 2008 through the sale of preferred stock. In connection with the SBLF, the preferred stock issued by the Company under the CPP would be repaid and the Company would concurrently issue a new series of preferred stock to the Treasury.  The annualized dividend rate on the new preferred stock issued under the SBLF initially would be 5% (which is the rate currently being paid by the Company under CPP), but the rate could be reduced to as low as 1% through April 2016, depending on the level of small business lending, and would be increased to 9% thereafter.  The Company’s SBLF application has been preliminarily approved by the Treasury for the issuance of $57.9 million of preferred stock, and the transaction closing (including the concurrent repayment of the $58.0 million of CPP funds) is expected to occur in the third quarter of 2011.  The ten-year warrant issued by the Company to the Treasury in connection with the CPP to purchase 909,091 shares of the Company’s common stock at an exercise price of $9.57 per share would remain outstanding following the closing of the SBLF transaction, provided that the Company may repurchase the warrant following the SBLF closing if it submits a proposed repurchase price to the Treasury within 15 days after the closing and reaches an agreement with the Treasury on that price.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

During the six months ended June 30, 2011, the Company increased total assets by $6.7 million to $3.42 billion.  Most of the increase was attributable to increases in securities available for sale, net loans and foreclosed assets, partially offset by decreases in cash and cash equivalents, mortgage loans held for sale and the FDIC indemnification asset.  Securities available for sale increased $61.5 million as compared to December 31, 2010.  The increase was primarily due to purchases of mortgage-backed securities and U.S. government agency securities which increased $40.6 million, or 6.8%, and $20.1 million, or 505.0%, respectively.  While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 20% to 25% of total assets. The available-for-sale securities portfolio was 24.03% and 22.6% of total assets at June 30, 2011 and December 31, 2010, respectively.  Net loans increased $34.0 million from December 31, 2010, to $1.91 billion at June 30, 2011. The increase was primarily due to increases in commercial real estate loans of $40.8 million, or 7.7%, multi-family residential mortgage loans of $26.5 million, or 12.6%.  Commercial construction loans also increased but the increase was primarily offset by decreases in subdivision construction and land development loans.  Partially offsetting these increases were decreases in net loans acquired through the 2009 FDIC-assisted transactions of $21.5 million, or 7.1%.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments. Aside from any potential future acquisitions, the Company does not expect to grow the loan portfolio significantly at this time.  Foreclosed assets increased $10.3 million from December 31, 2010, to $70.6 million at June 30, 2011.  For detailed information on this increase, see “Non-performing Assets – Foreclosed Assets.”  Cash and cash equivalents decreased $74.5 million as compared to December 31, 2010 as the Company used some of its excess liquidity to redeem brokered deposits and to fund loans and the purchase of securities.  For several quarters, the Company has maintained a level of liquidity it considered to be higher than normal because of uncertainties in the U.S. economy and banking industry.  While cash and cash equivalents are down at June 30, 2011, average balances remain at higher levels.  In some instances, the Company invested these excess funds in short-term cash equivalents that earned a small positive or a negative spread relative to the cost of funds. While the Company generally earned a positive spread on securities purchased, it was often much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but negatively affecting net interest margin in 2010 and 2011.  The Company expects to maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this could potentially have the effect of suppressing net interest margin and net interest income.  The FDIC indemnification asset decreased $24.5 million from December 31, 2010 due primarily to amortization relating to the reduction in expected reimbursements under the loss sharing agreements previously discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total liabilities decreased $3.7 million from December 31, 2010 to $3.10 billion at June 30, 2011.  The decrease was primarily attributable to decreases in securities sold under reverse repurchase agreements with customers partially offset by increases in deposits.  Securities sold under reverse repurchase agreements with customers decreased $27.5 million from December 31, 2010 as these balances fluctuate over time.  Total deposits increased $26.9 million from December 31, 2010.  Transaction account balances increased $94.7 million to $1.39 billion at June 30, 2011, up from $1.30 billion at December 31, 2010. Total brokered deposits (excluding CDARS customer account balances) were $65.7 million at June 30, 2011, compared to $144.5 million at December 31, 2010.  The decrease was the result of $78.8 million of brokered deposits that matured or were called by the Company during the six months and were not replaced due to the Company’s existing high liquidity levels.  In addition, at June 30, 2011 and December 31, 2010, Great Southern Bank customer deposits totaling $244.4 million and $218.8 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The increase in CDARS customer deposits at June 30, 2011 of $25.6 million was primarily due to additions to an existing deposit relationship.  FHLBank advances decreased slightly from the December 31, 2010 level. The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $10.4 million from $304.0 million at December 31, 2010 to $314.4 million at June 30, 2011. The Company recorded net income of $11.8 million for the six months ended June 30, 2011, common and preferred dividends declared were $6.2 million and accumulated other comprehensive gain increased $4.5 million.  The increase in accumulated other comprehensive gain resulted from increases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $239,000 due to stock option exercises.

Our participation in the CPP currently precludes us from purchasing shares of the Company’s stock without the Treasury's consent until the earlier of December 5, 2011, or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As noted above, the Company’s CPP funds are expected to be repaid in connection with the closing of the SBLF transaction, which is expected to occur in the third quarter of 2011.  The Company has historically utilized stock buy-back programs from time to time as long as it believed that repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2011 and 2010

General

Net income was $5.9 million for the three months ended June 30, 2011 compared to net income of $5.8 million for the three months ended June 30, 2010. This increase of $66,000, or 1.1%, was primarily due to an increase in net interest income of $13.2 million, or 48.6%, a decrease in provision for loan losses of $3.6 million, or 29.7%, and a decrease in provision for income taxes of $956,000, or 36.3%, partially offset by a decrease in non-interest income of $16.3 million, or 115.3%, and an increase in non-interest expense of $1.3 million, or 6.4%.  Net income available to common shareholders was $5.1 million and $5.0 million for the quarters ended June 30, 2011 and 2010, respectively.

Net income was $11.8 million for the six months ended June 30, 2011 compared to net income of $11.4 million for the six months ended June 30, 2010. This increase of $420,000, or 3.7%, was primarily due to an increase in net interest income of $26.0 million, or 48.3%, a decrease in provision for loan losses of $869,000, or 5.0%, and a decrease in provision for income taxes of $1.5 million, or 29.0%, partially offset by a decrease in non-interest income of $27.1 million, or 117.0%, and an increase in non-interest expense of $796,000, or 1.9%. Net income available to common shareholders was $10.2 million and $9.7 million for the six months ended June 30, 2011 and 2010, respectively.

Total Interest Income

Total interest income increased $9.5 million, or 24.1%, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The increase was due to a $9.7 million increase in interest income on loans partially offset by a $158,000 decrease in interest income on investments and other interest-earning assets.  Total interest income increased $18.8 million, or 23.7%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The increase was due to a $19.6 million increase in interest income on loans partially offset by a $761,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased primarily due to increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which were previously discussed in Note 9 of the Notes to Consolidated Financial Statements. Interest income from investment securities and other interest-earning assets decreased due to lower average rates of interest, partially offset by higher average balances. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended June 30, 2011 compared to the three months ended June 30, 2010, interest income on loans increased due to higher average interest rates partially offset by lower average balances. Interest income increased $12.2 million as a result of higher average interest rates on loans.  The average yield on loans increased from 6.41% during the three months ended June 30, 2010, to 8.72% during the three months ended June 30, 2011.  This increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 FDIC-assisted transactions as previously discussed in Note 9 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased each quarter beginning with the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $70.2 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the third quarter of 2010, resulting in a total of $62.0 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  The adjustments increased interest income by $12.8 million and decreased non-interest income by $11.5 million during the quarter ended June 30, 2011, for a net impact of $1.3 million to pre-tax income.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  As of June 30, 2011, the remaining accretable yield adjustment that will affect interest income is $25.3 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(22.1) million.  Of the remaining adjustments, we expect to recognize $15.2 million of interest income and $(13.5) million of non-interest income (expense) in the remainder of 2011.  In the three months ended June 30, 2011, the average yield on loans was 8.72% versus an average prime rate for the period of 3.25%, or a difference of a positive 547 basis points. In the three months ended June 30, 2010, the average yield on loans was 6.41% versus an average prime rate for the period of 3.25%, or a difference of a positive 316 basis points.  Apart from the yield accretion, average loan rates were lower for the quarter ended June 30, 2011 when compared to the same period in 2010, as a result of both normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income decreased $2.5 million as the result of lower average loan balances which decreased from $2.04 billion during the quarter ended June 30, 2010, to $1.94 billion during the quarter ended June 30, 2011. The lower average balance resulted primarily from decreases in average outstanding construction loans, commercial real estate loans and one- to four-family residential loans.  Outstanding construction loans decreased as many projects were completed and demand for new construction loans has declined.  Commercial real estate loans and one- to four-family residential loans decreased due to a higher level of loan repayments than loan originations despite a slight increase in loan demand toward the end of the quarter.

During the six months ended June 30, 2011 compared to the six months ended June 30, 2010, interest income on loans increased due to higher average interest rates partially offset by lower average balances. Interest income increased $23.6 million as a result of higher average interest rates on loans.  The average yield on loans increased from 6.29% during the six months ended June 30, 2010, to 8.79% during the six months ended June 30, 2011.  This increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 FDIC-assisted transactions as discussed above for the three months ended June 30, 2011 and as previously discussed in Note 9 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $25.5 million and decreased non-interest income by $22.7 million during the six months ended June 30, 2011, for a net impact of $2.7 million to pre-tax income.  Apart from the yield accretion, average loan rates were also lower for the six months ended June 30, 2011 when compared to the same period in 2010 for reasons discussed above.

Interest income decreased $4.0 million as the result of lower average loan balances which decreased from $2.07 billion during the six months ended June 30, 2010, to $1.93 billion during the six months ended June 30, 2011.  The reasons for decrease in average loan balances for the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Interest income decreased $1.5 million as a result of a decrease in average interest rates from 2.81% during the three months ended June 30, 2010, to 2.38% during the three months ended June 30, 2011. The majority of the Company’s securities in the 2010 and 2011 periods were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages. As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  Interest income increased $1.4 million as a result of an increase in average balances from $1.01 billion during the three months ended June 30, 2010, to $1.16 billion during the three months ended June 30, 2011. Average balances of both securities and interest-earning deposits contributed to the increase as securities increased due to purchases made for pledging to secure public-fund deposits and interest-earning deposits increased because of deposit growth and loan repayments.

Interest income on investments and other interest-earning assets decreased in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Interest income decreased $3.4 million as a result of a decrease in average interest rates from 2.95% during the six months ended June 30, 2010, to 2.34% during the six months ended June 30, 2011.  Interest income increased $2.6 million as a result of an increase in average balances from $1.00 billion during the six months ended June 30, 2010, to $1.20 billion during the six months ended June 30, 2011.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At June 30, 2011, the Company had cash and cash equivalents of $355.4 million compared to $430.0 million at December 31, 2010. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $3.6 million, or 29.1%, during the three months ended June 30, 2011, when compared with the three months ended June 30, 2010, due to a decrease in interest expense on deposits of $3.5 million, or 34.3%, a decrease in interest expense on FHLBank advances of $103,000, or 7.3%, a decrease in interest expense on short-term and structured repo borrowings of $52,000, or 6.5%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $2,000, or 1.4%.

Total interest expense decreased $7.1 million, or 27.8%, during the six months ended June 30, 2011, when compared with the six months ended June 30, 2010, primarily due to a decrease in interest expense on deposits of $6.7 million, or 32.0%, a decrease in interest expense on short-term and structured repo borrowings of $289,000, or 16.1%, and a decrease in interest expense on FHLBank advances of $203,000, or 7.2%, slightly offset by an increase in interest expense on subordinated debentures issued to capital trusts of $3,000, or 1.1%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $751,000 due to a decrease in average rates from 0.96% during the three months ended June 30, 2010, to 0.73% during the three months ended June 30, 2011. The average interest rates decreased due to lower overall market rates of interest since June 30, 2010 and because the Company chose to pay lower rates during the three months ended June 30, 2011 when compared to the same period in 2010. Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits increased $626,000 due to an increase in average balances from $898 million during the three months ended June 30, 2010, to $1.11 billion during the three months ended June 30, 2011. The increase in average balances of demand deposits was primarily a result of customer preference to transition from time deposits to demand deposits as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts.

Interest expense on demand deposits decreased $1.1 million due to a decrease in average rates from 0.97% during the six months ended June 30, 2010, to 0.76% during the six months ended June 30, 2011. Interest expense on demand deposits increased $982,000 due to an increase in average balances from $874 million during the six months ended June 30, 2010, to $1.10 billion during the six months ended June 30, 2011.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Interest expense on time deposits decreased $1.9 million as a result of a decrease in average rates of interest from 2.05% during the three months ended June 30, 2010, to 1.49% during the three months ended June 30, 2011.  A large portion of the Company’s certificate of deposit portfolio matures within one year and so reprices fairly quickly; this is consistent with the portfolio over the past several years.  Interest expense on deposits decreased $1.4 million due to a decrease in average balances of time deposits from $1.56 billion during the three months ended June 30, 2010, to $1.25 billion during the three months ended June 30, 2011.  As previously mentioned, the decrease in average balances of time deposits was partly the result of customer preference to transition from time deposits to demand deposits.  Also contributing to the decrease was the redemption of brokered deposits without replacement in the last half of 2010 and the first half of 2011 due to the Company’s existing high liquidity levels.

Interest expense on time deposits decreased $3.5 million due to a decrease in average rates from 2.07% during the six months ended June 30, 2010, to 1.57% during the six months ended June 30, 2011. Interest expense on time deposits decreased $3.0 million due to a decrease in average balances from $1.62 billion during the six months ended June 30, 2010, to $1.28 billion during the six months ended June 30, 2011.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

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

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended June 30, 2011 compared to the three months ended June 30, 2010, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $148,000 due to a decrease in average balances from $168 million during the three months ended June 30, 2010, to $152 million during the three months ended June 30, 2011. Interest expense on FHLBank advances increased $45,000 due to an increase in average interest rates from 3.37% in the three months ended June 30, 2010, to 3.44% in the three months ended June 30, 2011.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

During the six months ended June 30, 2011 compared to the six months ended June 30, 2010, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $265,000 due to a decrease in average balances from $168 million during the six months ended June 30, 2010, to $153 million during the six months ended June 30, 2011. Interest expense on FHLBank advances increased $62,000 due to an increase in average interest rates from 3.37% in the six months ended June 30, 2010, to 3.44% in the six months ended June 30, 2011.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $208,000 due to a decrease in average balances from $353 million during the three months ended June 30, 2010, to $293 million during the three months ended June 30, 2011. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate. Interest expense on short-term and structured repo borrowings increased $156,000 due to a slight increase in average rates on short-term borrowings from 0.91% in the three months ended June 30, 2010, to 1.02% in the three months ended June 30, 2011.

Interest expense on short-term and structured repo borrowings decreased $284,000 due to a decrease in average balances from $365 million during the six months ended June 30, 2010, to $307 million during the six months ended June 30, 2011. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate. Interest expense on short-term and structured repo borrowings decreased $5,000 due to relatively consistent average rates on short-term borrowings for the comparable six-month periods.

Interest expense on subordinated debentures issued to capital trusts decreased $2,000 due to a decrease in average rates from 1.84% in the three months ended June 30, 2010, to 1.82% in the three months ended June 30, 2011.  Interest expense on subordinated debentures issued to capital trusts increased $3,000 due to an increase in average rates from 1.81% in the six months ended June 30, 2010, to 1.83% in the six months ended June 30, 2011.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended June 30, 2011 increased $13.2 million to $40.3 million compared to $27.1 million for the three months ended June 30, 2010. Net interest margin was 5.21% in the three months ended June 30, 2011, compared to 3.57% in the three months ended June 30, 2010, an increase of 164 basis points, or 45.9%.  The Company’s margin was positively impacted primarily by the increase in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which was previously discussed in Note 9 of the Notes to Consolidated Financial Statements. The impact of this change on the three months ended June 30, 2011 was an increase in interest income of $12.8 million and an increase in net interest margin of 166 basis points.  Excluding the positive impact of the additional yield accretion, net interest margin decreased two basis points primarily due to overall decreases in yields on investments and loans, excluding the yield accretion income discussed above, when compared to the year-ago quarter.  Partially offsetting the decrease in yields on investment securities was a change in the deposit mix over the last year.  Since June 30, 2010, lower-cost checking accounts increased as customers added to existing accounts or new customer accounts were opened while higher-cost brokered deposits decreased.  In the last half of 2010 and the first half of 2011, the Company redeemed brokered deposits without replacement due to the Company’s existing high liquidity levels.  Traditional brokered deposits decreased $78.8 million since December 31, 2010.  Retail certificates of deposit also continued to decrease, and those that were renewed or replaced generally had lower market rates of interest.

The Company's overall interest rate spread increased 154 basis points, or 43.4%, from 3.56% during the three months ended June 30, 2010, to 5.10% during the three months ended June 30, 2011. The gross change was due to a 113 basis point increase in the weighted average yield on interest-earning assets and a 41 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 231 basis points while the yield on investment securities and other interest-earning assets decreased 43 basis points. The rate paid on deposits decreased 52 basis points, the rate paid on subordinated debentures issued to capital trusts decreased two basis points, the rate paid on short-term borrowings increased 11 basis points and the rate paid on FHLBank advances increased seven basis points.

Net interest income for the six months ended June 30, 2011 increased $26.0 million to $79.7 million compared to $53.7 million for the six months ended June 30, 2010. Net interest margin was 5.13% in the six months ended June 30, 2011, compared to 3.52% in the six months ended June 30, 2010, an increase of 161 basis points, or 45.7%.  The Company's overall interest rate spread increased 151 basis points, or 43.0%, from 3.51% during the six months ended June 30, 2010, to 5.02% during the six months ended June 30, 2011. The gross change was due to a 112 basis point increase in the weighted average rate paid on interest-earning assets, partially offset by a 39 basis point decrease in the weighted average yield on interest-bearing liabilities.  In comparing the two periods, the yield on loans increased 250 basis points while the yield on investment securities and other interest-earning assets decreased 61 basis points. The rate paid on deposits decreased 48 basis points, the rate paid on FHLBank advances increased seven basis points, the rate paid on subordinated debentures issued to capital trusts increased two basis points and the rate paid on short-term borrowings remained the same.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses decreased $3.6 million, from $12.0 million during the three months ended June 30, 2010, to $8.4 million during the three months ended June 30, 2011.  The provision for loan losses decreased $869,000, from $17.5 million during the six months ended June 30, 2010, to $16.6 million during the six months ended June 30, 2011.  At June 30, 2011, the allowance for loan losses was $40.5 million, a decrease of $1.0 million from December 31, 2010.  Net charge-offs were $9.8 million in the three months ended June 30, 2011, versus $12.0 million in the three months ended June 30, 2010. Net charge-offs were $17.6 million in the six months ended June 30, 2011, versus $17.0 million in the six months ended June 30, 2010. Ten relationships accounted for $14.9 million of the net charge-off total for the six months ended June 30, 2011.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank significant protection from losses in the acquired portfolio of loans.  The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At June 30, 2011, one loan pool exhibited risk of loss and had allowances for loan losses totaling $30,000.  The loan pool was acquired through the Vantus Bank FDIC-assisted transaction and because of the loss sharing agreement, only 20% of the anticipated $30,000 loss would be ultimately borne by the Bank.  During the three months ended June 30, 2011, one loan pool that was acquired through the Vantus Bank FDIC-assisted transaction and had allowances for loan losses totaling $800,000 at December 31, 2010 was charged-off.  Because of the loss sharing agreement, only 20% of the loss was ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.43% and 2.48% at June 30, 2011 and December 31, 2010, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at June 30, 2011, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at June 30, 2011, were $83.5 million, an increase of $5.2 million from $78.3 million at December 31, 2010. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 2.44% at June 30, 2011, compared to 2.30% at December 31, 2010. Compared to December 31, 2010, non-performing loans decreased $4.1 million to $25.3 million and foreclosed assets increased $9.3 million to $58.2 million.  Construction and land development loans comprised $6.8 million, or 27.1%, of the total $25.3 million of non-performing loans at June 30, 2011, compared with $8.1 million or 27.6% of the total $29.4 million of non-performing loans at December 31, 2010.  Non-performing commercial real estate loans were $5.3 million, or 21.1%, of the total non-performing loans at June 30, 2011, compared with $6.1 million, or 20.7%, at December 31, 2010.

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2011 was as follows:

	Beginning Balance, January 1	Additions to Non-Performing	Removed from Non-Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$578	$699	$—	$—	$—	$(57)	$(388)	$832
Subdivision construction	1,860	6,325	(26)	—	(2,131)	(1,257)	(105)	4,666
Land development	5,668	97		(667)	(2,931)	(767)	(51)	1,349
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	5,608	3,502	—	—	(2,636)	(563)	(456)	5,455
Other residential	4,203	—	—	—	(183)	(883)	(44)	3,093
Commercial real estate	6,074	13,658	(3,687)	(1,911)	(3,619)	(4,392)	(786)	5,337
Commercial business	3,832	747	(497)	(3)	(42)	(99)	(385)	3,553
Consumer	1,597	752	(201)	(120)	(30)	(226)	(798)	974

Total	$29,420	$25,780	$(4,411)	$(2,701)	$(11,572)	$(8,244)	$(3,013)	$25,259

At June 30, 2011, the commercial real estate category of non-performing loans included 9 loans.  The largest two relationships in this category totaled $1.4 million and $1.0 million, respectively, or 45.7% of the total category, and were collateralized by properties in St. Louis, and Springfield, Mo., respectively.  The significant changes in the commercial real estate category were primarily due to two large relationships collateralized by properties in St. Louis, Mo. and Rogers, Ark.  Within the commercial real estate category, these two relationships account for $10.2 million of the additions, primarily all of the amount removed from non-performing, $2.2 million of the transfers to foreclosed assets and $3.2 million of the charge-offs. Both of the relationships were added during the period because of unexpected downturns in the borrowers’ respective businesses that were providing the cash flow for the loans.  The one- to four-family residential category included 51 loans, nine of which were added during the period.

Potential Problem Loans.  Compared to December 31, 2010, potential problem loans decreased $30.6 million, or 54.9%.  This decrease included $14.2 million of loans removed from potential problem loans and $16.8 million of loans transferred to non-performing loans or foreclosed assets categories.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the six months ended June 30, 2011 was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non-Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$714	$653	$(196)	$(261)	$—	$—	$(240)	$670
Subdivision construction	6,473	630	(1,131)	(2,266)	—	(861)	(245)	2,600
Land development	11,476	769	(1,724)	—	(3,832)	(1,327)	(190)	5,172
Commercial construction	1,851	—	(1,200)	—	—	(651)	—	—
One- to four-family residential	8,786	1,594	(1,270)	(862)	—	(890)	(1,984)	5,374
Other residential	5,674	189	(3,850)	—	—	(1,715)	(5)	293
Commercial real estate	14,729	4,348	(1,160)	(5,068)	(2,669)	—	(267)	9,913
Commercial business	5,934	2,845	(3,653)	(503)	(1,361)	(1.513)	(814)	935
Consumer	12	224	(62)	(11)	—	—	(25)	138

Total	$55,649	$11,252	$(14,246)	$(8,971)	$(7,862)	$(6,957)	$(3,770)	$25,095

At June 30, 2011, the commercial real estate category of potential problem loans included 13 loans, the largest of which had a balance of $3.5 million, or 35.6% of the total category, and was collateralized by a hotel in Kansas City, Mo.  The one- to four-family residential category included 36 loans, 16 of which were added during the period and relate to one borrower relationship.  These loans totaled $1.4 million or 25.6% of the total category and were collateralized by rental properties in Springfield, Mo.  The land development category of potential problem loans included six loans, the largest of which had a balance of $2.5 million, or 48.4% of the total category, and was collateralized by commercial land in southwest Missouri.  The transfers to foreclosure and charge-offs in the land development category for the period represent two related loans that were collateralized by commercial land in southwest Missouri.  The significant decrease in the other residential category was due the charge-down and refinancing of one loan collateralized by a retail and residential building in St. Louis, Mo.

Foreclosed Assets.  Of the total $70.6 million of foreclosed assets at June 30, 2011, $12.3 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009.  These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Activity in foreclosed assets during the six months ended June 30, 2011 was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$2,510	$—	$(1,275)	$148	$(80)	$1,303
Subdivision construction	19,816	1,365	(1,185)	—	(27)	19,969
Land development	10,620	7,528	—	—	—	18,148
Commercial construction	3,997	—	(1,250)	—	—	2,747
One- to four-family residential	2,896	2,813	(2,261)	—	(209)	3,239
Other residential	4,178	983	(193)	—	10	4,978
Commercial real estate	4,565	6,288	(4,626)	—	(134)	6,093
Commercial business	—	42	(10)			32
Consumer	318	1,872	(470)	—	—	1,720

Total	$48,900	$20,891	$(11,270)	$148	$(440)	$58,229

At June 30, 2011, the subdivision construction category of foreclosed assets included 60 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $4.9 million, or 24.7% of the total category.  Of the total dollar amount in the subdivision construction category, 19.6% is located in Branson, Mo.  The land development category of foreclosed assets included 27 properties, the largest of which had a balance of $4.3 million, or 23.6% of the total category.  Of the total dollar amount in the land development category, 41.8% is located in northwest Arkansas, including the largest property previously mentioned.  Included in the proceeds from sales for the commercial real estate category was an industrial building located in Springfield, Mo. that the Company capitalized as a fixed asset at $2.7 million.  The Company plans to use this facility for operational storage and a disaster recovery site, consolidating its storage from other space.

Non-interest Income

For the three months ended June 30, 2011, non-interest income decreased $16.3 million, or 115.3%, to a negative $2.2 million when compared to the three months ended June 30, 2010, primarily as a result of the following items:

Amortization of indemnification asset:  As previously described in Note 9 of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $11.5 million of amortization (expense) was recorded in the 2011 period relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.

Securities gains and impairments:  During the second quarter of 2011, no securities were sold and therefore, no gains or losses on sales were recognized.  However, during the second quarter of 2010, a $3.5 million gain was recorded due to sales of mortgage-backed securities.  During the second quarter of 2011, a $400,000 loss was recorded as a result of an impairment write-down in the value of an investment in a non-agency CMO.  The Company continues to hold this security in the available-for-sale category.  During the second quarter of 2010, no impairment write-downs were necessary based on analyses of the securities portfolio.

Service charges and ATM fees:  Overdraft regulations on ATM and certain debit card transactions became effective during the third quarter of 2010.  As expected, these overdraft regulations adversely affected overdraft fees. Compared to the quarter ended June 30, 2010, income related to total service charges and ATM fees decreased $588,000 during the quarter ended June 30, 2011.  Of the total $4.0 million of income from service charges and ATM fees for the quarter ended June 30, 2011, $1.2 million related to point-of-sale transactions.

For the six months ended June 30, 2011, non-interest income decreased $27.0 million, or 117.0%, to a negative $3.9 million when compared to the six months ended June 30, 2010, primarily as a result of the following items:

Amortization of indemnification asset:  As previously described in Note 9 of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $22.8 million of amortization (expense) was recorded in the 2011 period relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.

Securities gains and impairments:  As previously discussed, during the first half of 2010, a $3.5 million gain was recorded due to sales of mortgage-backed securities and during the first half of 2011, a $400,000 loss was recorded as a result of an impairment write-down in the value of an investment in a non-agency CMO.

Service charges and ATM fees:  Due to the new overdraft regulations previously described, compared to the six months ended June 30, 2010, income related to total service charges and ATM fees decreased $1.1 million during the six months ended June 30, 2011.  Of the total $8.5 million of income from service charges and ATM fees for the six months ended June 30, 2010, $2.3 million related to point-of-sale transactions.

Partially offsetting the above decreases in non-interest income was a $513,000 increase in commission income during the six months ended June 30, 2011, compared to the same period in 2010.  This increase is primarily due to an overall increase in activity for Great Southern Travel as well as two new locations operating in Olathe, Kan. and Des Moines, Iowa that opened in July and November 2010, respectively.

Non-interest Expense

For the three months ended June 30, 2011, non-interest expense increased $1.3 million, or 6.4%, to $22.1 million, when compared to the three months ended June 30, 2010.  The increase was primarily due to the following items:

New banking centers:  Continued internal growth of the Company since the quarter ended June 30, 2010 caused an increase in non-interest expense during the quarter ended June 30, 2011.  The Company opened two retail banking centers in the St. Louis, Mo. market area, one in Clayton, Mo. in May 2011, and the other in Des Peres, Mo. in September 2010. A new banking center was also opened in Forsyth, Mo. in December 2010 that is intended to complement existing banking centers in that market area.   The operation of these three new locations increased non-interest expense for the quarter ended June 30, 2011 by $195,000 over the same period in 2010.  For additional information on the Company’s growth, see the “Business Initiatives” section of this Quarterly Report on Form 10-Q.

Salaries and benefits:  As a result of the Company’s overall growth, the number of associates employed by the Company in operational and lending areas increased 3.1% from June 30, 2010 to June 30, 2011.  This personnel increase, as well as general merit increases for existing employees, led to a large portion of the increased salaries and benefits paid of $542,000 in the quarter ended June 30, 2011 when compared with the quarter ended June 30, 2010.

FDIC insurance premiums:  In the second quarter of 2011, deposit insurance premiums increased $378,000 over the second quarter of 2010 due to an increase in the Company’s insured deposits.

For the six months ended June 30, 2011, non-interest expense increased $796,000, or 1.9%, to $43.7 million, when compared to the six months ended June 30, 2010.  The increase was primarily due to the following items:

New banking centers:  Continued internal growth of the Company through new banking centers in Clayton, Mo., Des Peres, Mo. and Forsyth, Mo., as mentioned above, also contributed to the increase in non-interest expense in the first half of 2011.  The operation of these three new locations increased non-interest expense for the six months ended June 30, 2011 by $351,000 over the same period in 2010.

Salaries and benefits:  As discussed above, increases in personnel and general merit increases for existing employees led to a large portion of the increased salaries and benefits paid of $1.1 million in the six months ended June 30, 2011 when compared with the six months ended June 30, 2010.

FDIC insurance premiums:  In the first six months of 2011, deposit insurance premiums increased $693,000 over the first six months of 2010 due to an increase in the Company’s insured deposits.

Partially offsetting the above increases in non-interest expense was a $1.5 million decrease in expense on foreclosed assets for the six months ended June 30, 2011 when compared to the same period in 2010.  The decrease was primarily due to higher write-downs on foreclosed assets in the 2010 period.

The Company’s efficiency ratio for the three months ended June 30, 2011, was 58.05% compared to 50.43% for the same quarter in 2010. The efficiency ratio for the six months ended June 30, 2011, was 57.77% compared to 55.90% for the same period in 2010.  The changes in the ratios from the prior to current periods were primarily due to decreases in the yield on investments and changes in gains/losses on securities, as well as the increases in non-interest expense.  The Company’s ratio of non-interest expense to average assets increased from 2.31% and 2.36% for the three and six months ended June 30, 2010, respectively, to 2.57% and 2.52% for the three and six months ended June 30, 2011.  The increase in the current period ratios is due to lower average assets and increased non-interest expense in the 2011 periods.  Average assets for the quarter ended June 30, 2011 decreased $163.4 million, or 4.5%, from the quarter ended June 30, 2010.  Average assets for the six months ended June 30, 2011 decreased $177.0 million, or 4.9%, from the six months ended June 30, 2010.

Provision for Income Taxes

The Company’s effective tax rate (as compared to the statutory federal tax rate of 35.0%) was 22.1% and 23.2% for the three and six months ended June 30, 2011, respectively, due to the effects of investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. The decrease in taxes due to tax credits is partially offset by higher non-interest expense related to the amortization of the investment in tax credits.  Credits totaling $562,000 and $1.0 million for the three and six months ended June 30, 2011, respectively, were used to reduce the Company’s tax expense which resulted in corresponding amortization in non-interest expense of $352,000 and $704,000 for the three and six months ended June 30, 2011, respectively, to reduce the investment in these credits.  The Company’s effective tax rate was 31.1% and 30.6% for the three and six months ended June 30, 2010, respectively, due to the effects of tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. In future periods, the Company expects its effective tax rate will be approximately 22%-24%.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of its utilization of tax credits.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $506,000 and $483,000 for the three months ended June 30, 2011 and 2010, respectively. Fees included in interest income were $1.1 million and $907,000 for the six months ended June 30, 2011 and 2010, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2011(2)	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.42%	$305,887	$5,827	7.64%	$341,800	$5,204	6.11%
Other residential	5.47	252,564	3,771	5.99	216,004	3,180	5.90
Commercial real estate	5.90	665,535	13,379	8.06	691,917	11,117	6.44
Construction	5.53	262,272	9,006	13.77	331,040	5,454	7.06
Commercial business	5.55	177,662	5,054	11.41	171,415	3,016	6.61
Other loans	7.24	209,087	4,171	8.00	223,119	3,647	6.56
Industrial revenue bonds (1)	5.99	70,485	1,035	5.89	62,844	935	5.97

Total loans receivable	5.94	1,943,492	42,243	8.72	2,038,139	32,553	6.41

Investment securities (1)	3.47	846,169	6,731	3.19	771,917	6,920	3.60
Other interest-earning assets	0.19	315,231	170	0.22	234,294	139	0.24

Total interest-earning assets	4.76	3,104,892	49,144	6.35	3,044,350	39,612	5.22
Non-interest-earning assets:
Cash and cash equivalents		74,936			280,965
Other non-earning assets		262,206			280,101
Total assets		$3,442,034			$3,605,416

Interest-bearing liabilities:
Interest-bearing demand and savings	0.71	$1,113,021	2,018	0.73	$898,182	2,143	0.96
Time deposits	1.47	1,251,663	4,643	1.49	1,561,764	7,997	2.05
Total deposits	1.11	2,364,684	6,661	1.13	2,459,946	10,140	1.65
Short-term borrowings and structured repurchase agreements	1.05	292,806	747	1.02	353,472	799	0.91
Subordinated debentures issued to capital trusts	1.84	30,929	140	1.82	30,929	142	1.84
FHLB advances	3.47	152,107	1,304	3.44	167,514	1,407	3.37

Total interest-bearing liabilities	1.24	2,840,526	8,852	1.25	3,011,861	12,488	1.66
Non-interest-bearing liabilities:
Demand deposits		265,348			257,876
Other liabilities		14,314			23,322
Total liabilities		3,120,188			3,293,059
Stockholders’ equity		321,846			312,357
Total liabilities and stockholders’ equity		$3,442,034			$3,605,416

Net interest income:
Interest rate spread	3.52%		$40,292	5.10%		$27,124	3.56%
Net interest margin*				5.21%			3.57%
Average interest-earning assets to average interest-bearing liabilities		109.3%			101.1%

________________________
*  Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $97.6 million and $62.7 million for the three months ended June 30, 2011 and 2010, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $45.0 million and $44.9 million for the three months ended June 30, 2011 and 2010, respectively. Interest income on tax-exempt assets included in this table was $1.7 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.5 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively.

(2)
The yield/rate on loans at June 30, 2011 does not include the impact of the accretable yield (income) on loans acquired in the 2009 FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended June 30, 2011.

	June 30, 2011(2)	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.42%	$309,789	$11,876	7.73%	$344,405	$10,352	6.06%
Other residential	5.47	244,774	7,343	6.05	216,372	6,465	6.03
Commercial real estate	5.90	655,193	26,434	8.14	703,234	22,325	6.40
Construction	5.53	267,721	18,089	13.63	342,350	10,321	6.97
Commercial business	5.55	176,543	10,298	11.76	170,288	5,885	6.08
Other loans	7.24	209,280	8,211	7.91	231,331	7,400	6.45
Industrial revenue bonds (1)	5.99	71,420	2,076	5.86	66,687	1,999	6.04

Total loans receivable	5.94	1,934,720	84,327	8.79	2,074,667	64,747	6.29

Investment securities (1)	3.47	838,691	13,522	3.25	774,268	14,356	3.74
Other interest-earning assets	0.19	358,057	336	0.19	226,098	263	0.23

Total interest-earning assets	4.76	3,131,468	98,185	6.32	3,075,033	79,366	5.20
Non-interest-earning assets:
Cash and cash equivalents		74,146			291,754
Other non-earning assets		259,509			275,301
Total assets		$3,465,123			$3,642,088

Interest-bearing liabilities:
Interest-bearing demand and savings	0.71	$1,101,713	4,125	0.76	$873,741	4,201	0.97
Time deposits	1.47	1,283,874	10,022	1.57	1,618,236	16,596	2.07
Total deposits	1.11	2,385,587	14,147	1.20	2,491,977	20,797	1.68
Short-term borrowings and structured repurchase agreements	1.05	307,374	1,503	0.99	365,397	1,792	0.99
Subordinated debentures issued to capital trusts	1.84	30,929	281	1.83	30,929	278	1.81
FHLB advances	3.47	152,556	2,601	3.44	168,013	2,804	3.37

Total interest-bearing liabilities	1.24	2,876,446	18,532	1.30	3,056,316	25,671	1.69
Non-interest-bearing liabilities:
Demand deposits		258,644			253,489
Other liabilities		15,084			23,162
Total liabilities		3,150,174			3,332,967
Stockholders’ equity		314,949			309,121
Total liabilities and stockholders’ equity		$3,465,123			$3,642,088

Net interest income:
Interest rate spread	3.52%		$79,653	5.02%		$53,695	3.51%
Net interest margin*				5.13%			3.52%
Average interest-earning assets to average interest-bearing liabilities		108.9%			100.6%

_______________________
*  Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $96.1 million and $63.0 million for the six months ended June 30, 2011 and 2010, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $44.3 million and $45.8 million for the six months ended June 30, 2011 and 2010, respectively. Interest income on tax-exempt assets included in this table was $3.5 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.2 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively.

(2)
The yield/rate on loans at June 30, 2011 does not include the impact of the accretable yield (income) on loans acquired in the 2009 FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the six months ended June 30, 2011.

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

	Three Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$12,176	$(2,486)	$9,690
Investment securities	(1,065)	876	(189)
Other interest-earning assets	(20)	51	31
Total interest-earning assets	11,091	(1,559)	9,532
Interest-bearing liabilities:
Demand deposits	(751)	626	(125)
Time deposits	(1,949)	(1,405)	(3,354)
Total deposits	(2,700)	(779)	(3,479)
Short-term borrowings and structured repo	156	(208)	(52)
Subordinated debentures issued to capital trust	(2)	--	(2)
FHLBank advances	45	(148)	(103)
Total interest-bearing liabilities	(2,501)	(1,135)	(3,636)
Net interest income	$13,592	$(424)	$13,168

	Six Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$23,593	$(4,013)	$19,580
Investment securities	(1,992)	1,158	(834)
Other interest-earning assets	(59)	132	73
Total interest-earning assets	21,542	(2,723)	18,819
Interest-bearing liabilities:
Demand deposits	(1,058)	982	(76)
Time deposits	(3,525)	(3,049)	(6,574)
Total deposits	(4,583)	(2,067)	(6,650)
Short-term borrowings and structured repo	(5)	(284)	(289)
Subordinated debentures issued to capital trust	3	--	3
FHLBank advances	62	(265)	(203)
Total interest-bearing liabilities	(4,523)	(2,616)	(7,139)
Net interest income	$26,065	$(107)	$25,958

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2011, the Company had commitments of approximately $398.6 million to fund loan originations, $62.5 million of unused lines of credit and unadvanced loans, and $19.1 million of outstanding letters of credit.

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2011, the Company's total stockholders' equity was $314.4 million, or 9.2% of total assets. At June 30, 2011, common stockholders' equity was $257.7 million, or 7.5% of total assets, equivalent to a book value of $19.14 per common share. Total stockholders’ equity at December 31, 2010, was $304.0 million, or 8.9%, of total assets. At December 31, 2010, common stockholders' equity was $247.5 million, or 7.3% of total assets, equivalent to a book value of $18.40 per common share.

At June 30, 2011 and December 31, 2010, the Company’s tangible common equity to total assets ratio was 7.4% and 7.1%, respectively. The Company’s tangible common equity to total risk-weighted assets ratio was 12.6% at June 30, 2011, compared to 12.4% at December 31, 2010.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2011, the Bank's Tier 1 risk-based capital ratio was 14.4%, total risk-based capital ratio was 15.6% and the Tier 1 leverage ratio was 8.6%. As of June 30, 2011, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2011, the Company's Tier 1 risk-based capital ratio was 16.5%, total risk-based capital ratio was 17.7% and the Tier 1 leverage ratio was 9.6%. As of June 30, 2011, the Company was "well capitalized" under the capital ratios described above.

On December 5, 2008, the Company completed a transaction to participate in the U.S. Treasury's voluntary Capital Purchase Program (CPP).  The CPP, a part of the Emergency Economic Stabilization Act of 2009, was designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers.  At the time the Company was approved to participate in the CPP in December 2008, it exceeded all “well-capitalized” regulatory benchmarks and, as indicated above, it continues to exceed these benchmarks.  The Company received $58.0 million from the U.S. Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share.  The amount of preferred shares sold represents approximately 3% of the Company's risk-weighted assets as of September 30, 2008. Through its preferred stock investment, the Treasury will receive a cumulative dividend of 5% per year for the first five years, or $2.9 million per year, and 9% per year thereafter. The preferred shares are callable by the Company at 100% of the issue price, subject to consultation by the U.S. Treasury with the Company's primary federal regulator. In addition, for a period of the earlier of three years or until these preferred shares have been redeemed by the Company or divested by the Treasury, the Company has certain limitations on dividends that may be declared on its common or preferred stock and is prohibited from repurchasing shares of its common or other capital stock or any trust preferred securities issued by the Company without the Treasury’s consent.  As noted below, it is expected that the Company’s CPP funds will be repaid (and the Series A preferred stock redeemed) in connection with the Company’s anticipated participation in the SBLF.

As previously mentioned, the Company submitted an application to possibly participate in the U.S. Treasury’s Small Business Lending Fund (SBLF).  Enacted into law in 2010 as part of the Small Business Jobs Act, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion through the sale of preferred stock to the Treasury. The SBLF provides an option for eligible community banks and holding companies to refinance funds received through the CPP.  As noted above, the Company received $58.0 million in CPP funds from the Treasury in 2008 through the sale of preferred stock. In connection with the SBLF, the preferred stock issued by the Company under the CPP would be repaid and the Company would concurrently issue a new series of preferred stock to the Treasury.  The annualized dividend rate on the new preferred stock issued under the SBLF initially would be 5% (which is the rate currently being paid by the Company under CPP), but the rate could be reduced to as low as 1% through April 2016, depending on the level of small business lending, and would be increased to 9% thereafter.  The Company’s SBLF application has been preliminarily approved by the Treasury for the issuance of $57.9 million of preferred stock, and the transaction closing (including the concurrent repayment of the $58.0 million of CPP funds) is expected to occur in the third quarter of 2011.  The ten-year warrant issued by the Company to the Treasury in connection with the CPP to purchase 909,091 shares of the Company’s common stock at an exercise price of $9.57 per share would remain outstanding following the closing of the SBLF transaction, provided that the Company may repurchase the warrant following the SBLF closing if it submits a proposed repurchase price to the Treasury within 15 days after the closing and reaches an agreement with the Treasury on that price.

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

At June 30, 2011, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$298.3 million
Federal Reserve Bank line	$284.8 million
Interest-Bearing and Non-Interest-Bearing Deposits	$355.4 million
Unpledged Securities	$100.9 million

Statements of Cash Flows. During the six months ended June 30, 2011 and 2010, respectively, the Company had positive cash flows from operating activities.  Cash flows from investing activities were negative for the six months ended June 30, 2011 and were positive for the six months ended June 30, 2010.  Cash flows from financing activities were negative for the six months ended June 30, 2011 and 2010, respectively.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $60.2 million and $56.4 million during the six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011, investing activities used cash of $128.0 million primarily due to the purchases of investment securities and the net increase in loans for the period.  During the six months ended June 30, 2010, investing activities provided cash of $140.6 million primarily due to the net decrease in loans for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. Financing activities used cash of $6.7 million and $176.5 million during the six months ended June 30, 2011 and 2010, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Dividends. During the three months ended June 30, 2011, the Company declared a common stock cash dividend of $0.18 per share, or 49% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2011). During the three months ended June 30, 2010, the Company declared a common stock cash dividend of $0.18 per share (which was paid in July 2010), or 51% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2010). During the six months ended June 30, 2011, the Company declared common stock cash dividends of $0.36 per share, or 49% of net income per common diluted share for that six month period, and paid common stock cash dividends of $0.36 per share.  During the six months ended June 30, 2010, the Company declared common stock cash dividends of $0.36 per share, or 52% of net income per common diluted share for that six month period, and paid common stock cash dividends of $0.36 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of June 30, 2011, was paid to shareholders on July 13, 2011.  In addition, the Company paid preferred dividends as described below.

Our participation in the CPP currently precludes us from increasing our common stock cash dividend above $0.18 per share per quarter without the consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, during the six months ended June 30, 2011, the Company paid preferred stock cash dividends of $725,000 on February 15, 2011 and May 16, 2011, respectively. During the six months ended June 30, 2010, the Company paid preferred stock cash dividends of $725,000 on February 16, 2010 and May 17, 2010, respectively. Quarterly payments of $725,000 will be due through February 15, 2014, as long as the preferred stock is outstanding.  Thereafter, for as long as the preferred stock remains outstanding, the preferred stock quarterly dividend payment will increase to $1.3 million.  It is expected that the Company’s CPP funds will be repaid (and the preferred stock issued pursuant to the CPP will be redeemed) in connection with the Company’s anticipated participation in the SBLF.  The terms of the new preferred stock issued under the SBLF will provide that the Company generally may pay dividends on, and repurchase, its common stock if, after giving effect to the dividend payment or repurchase, the dollar amount of the Company’s Tier 1 capital would remain at or above a specified threshold.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three and six months ended June 30, 2011 and 2010, respectively, the Company did not repurchase any shares of its common stock. During the three and six months ended June 30, 2011, the Company issued 7,125 shares of stock at an average price of $12.53 per share and 7,614 shares of stock at an average price of $12.27 per share, respectively, to cover stock option exercises.  During the three and six months ended June 30, 2010, the Company issued 5,175 shares of stock at an average price of $14.11 per share and 27,122 shares of stock at an average price of $13.80 per share, respectively, to cover stock option exercises.

Our participation in the CPP currently precludes us from purchasing shares of the Company’s stock without the Treasury's consent until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP.  It is expected that the Company’s CPP funds will be repaid (and the preferred stock issued pursuant to the CPP will be redeemed) in connection with the Company’s anticipated participation in the SBLF.  The restrictions under the terms of the SBLF preferred stock on the repurchase of common stock are noted above, under “-Dividends.”  Management has historically utilized stock buy-back programs from time to time as long as repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

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

How We Measure the Risk to Us Associated with Interest Rate Changes

In an attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor Great Southern's interest rate risk. In monitoring interest rate risk we regularly analyze and manage assets and liabilities based on their anticipated payment streams and interest rates, the timing of their maturities and their sensitivity to actual or potential changes in market interest rates.

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2011, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is slightly positive. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2011, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. However, our participation in the CPP currently precludes us from purchasing shares of the Company’s stock without the prior consent of the Treasury until the earlier of December 5, 2011 or our repayment of the CPP funds or the transfer by the Treasury to third parties of all of the shares of preferred stock we issued to the Treasury pursuant to the CPP. As noted above, it is expected that the Company’s CPP funds will be repaid (and the preferred stock issued pursuant to the CPP will be redeemed) in connection with the Company’s anticipated participation in the SBLF.  The restrictions under the terms of the SBLF preferred stock on the repurchase of common stock are noted under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As indicated below, no shares were purchased during the three months ended June 30, 2011.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2011 – April 30, 2011	---	$	----	---	396,562
May 1, 2011 – May 31, 2011	---	$	----	---	396,562
June 1, 2011 – June 30, 2011	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: August 5, 2011	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2011	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

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

(i)
The Registrant's Charter previously filed with the Commission as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on June 30, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(iA)
The Articles Supplementary to the Registrant's Charter setting forth the terms of the Registrant's Fixed Rated Cumulative Perpetual Preferred Stock, Series A, previously filed with the Commission (File no. 000-18082) as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2008, are incorporated herein by reference as Exhibit 3(i).

(ii)
The Registrant's Bylaws, previously filed with the Commission (File no. 000-18082) as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on October 23, 2007, is incorporated herein by reference as Exhibit 3.2

(4)	Instruments defining the rights of security holders, including indentures

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.