Form 10-Q
period 2011-09-30
GREAT SOUTHERN BANCORP INC
filed 2011-11-07
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

The number of shares outstanding of each of the registrant's classes of common stock: 13,475,313 shares of common stock, par value $.01, outstanding at November 4, 2011.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$81,248	$69,756
Interest-bearing deposits in other financial institutions	264,052	360,215
Cash and cash equivalents	345,300	429,971
Available-for-sale securities	795,404	769,546
Held-to-maturity securities (fair value $2,142 – September 2011;
$1,300 - December 2010)	1,865	1,125
Mortgage loans held for sale	19,969	22,499
Loans receivable, net of allowance for loan losses of
$40,466 – September 2011; $41,487 - December 2010	1,958,872	1,876,887
FDIC indemnification asset	62,567	100,878
Interest receivable	11,582	12,628
Prepaid expenses and other assets	74,828	52,390
Foreclosed assets held for sale, net	65,674	60,262
Premises and equipment, net	79,145	68,352
Goodwill and other intangible assets	4,772	5,395
Investment in Federal Home Loan Bank stock	11,236	11,572
Total Assets	$3,431,214	$3,411,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,618,819	$2,595,893
Federal Home Loan Bank advances	151,512	153,525
Securities sold under reverse repurchase agreements with customers	245,723	257,180
Short-term borrowings	660	778
Structured repurchase agreements	53,103	53,142
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	2,517	3,765
Advances from borrowers for taxes and insurance	2,589	1,019
Accounts payable and accrued expenses	10,699	10,395
Current and deferred income taxes	289	870
Total Liabilities	3,116,840	3,107,496
Stockholders' Equity:
Capital stock
Serial preferred stock – CPP, $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2011 – 0 shares, December 2010 – 58,000 shares	--	56,480
Serial preferred stock – SBLF, $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2011 – 57,943 shares, December 2010 – 0 shares	57,943	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2011 – 13,475,313 shares;
December 2010 - 13,454,000 shares	134	134
Common stock warrants; September 2011 – 0 shares, December 2010 – 909,091 shares	--	2,452
Additional paid-in capital	17,067	20,701
Retained earnings	227,623	220,021
Accumulated other comprehensive gain	11,607	4,221
Total Stockholders' Equity	314,374	304,009
Total Liabilities and Stockholders' Equity	$3,431,214	$3,411,505

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010
INTEREST INCOME	(Unaudited)
Loans	$43,286	$35,000
Investment securities and other	6,679	6,535
TOTAL INTEREST INCOME	49,965	41,535
INTEREST EXPENSE
Deposits	6,120	9,037
Federal Home Loan Bank advances	1,319	1,373
Short-term borrowings and repurchase agreements	746	777
Subordinated debentures issued to capital trusts	140	154
TOTAL INTEREST EXPENSE	8,325	11,341
NET INTEREST INCOME	41,640	30,194
PROVISION FOR LOAN LOSSES	8,500	10,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,140	19,394

NON-INTEREST INCOME
Commissions	2,003	1,917
Service charges and ATM fees	4,734	4,689
Net realized gains on sales of loans	743	1,155
Net realized gains on sales and impairments of available-for-sale securities	483	5,441
Late charges and fees on loans	187	170
Accretion (amortization) of income related to business acquisitions	(9,911)	(1,604)
Other income	554	464
TOTAL NON-INTEREST INCOME	(1,207)	12,232

NON-INTEREST EXPENSE
Salaries and employee benefits	11,760	11,202
Net occupancy and equipment expense	3,977	3,435
Postage	719	827
Insurance	1,589	1,036
Advertising	366	508
Office supplies and printing	288	357
Telephone	640	633
Legal, audit and other professional fees	983	677
Expense on foreclosed assets	848	2,253
Other operating expenses	1,847	1,674
TOTAL NON-INTEREST EXPENSE	23,017	22,602

INCOME BEFORE INCOME TAXES	8,916	9,024

PROVISION FOR INCOME TAXES	2,463	2,862

NET INCOME	6,453	6,162
Preferred stock dividends and discount accretion	798	857
Non-cash deemed preferred stock dividend	1,212	--
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,443	$5,305
BASIC EARNINGS PER COMMON SHARE	$0.33	$0.39
DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.38
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
INTEREST INCOME	(Unaudited)
Loans	$127,613	$99,747
Investment securities and other	20,536	21,153
TOTAL INTEREST INCOME	148,149	120,900
INTEREST EXPENSE
Deposits	20,267	29,834
Federal Home Loan Bank advances	3,920	4,178
Short-term borrowings and repurchase agreements	2,249	2,568
Subordinated debentures issued to capital trusts	420	432
TOTAL INTEREST EXPENSE	26,856	37,012
NET INTEREST INCOME	121,293	83,888
PROVISION FOR LOAN LOSSES	25,131	28,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	96,162	55,588

NON-INTEREST INCOME
Commissions	6,926	6,328
Service charges and ATM fees	13,270	14,333
Net realized gains on sales of loans	2,352	2,704
Net realized gains on sales and impairments of available-for-sale securities	83	8,906
Late charges and fees on loans	471	611
Accretion (amortization) of income related to business acquisitions	(29,960)	961
Other income	1,721	1,526
TOTAL NON-INTEREST INCOME	(5,137)	35,369

NON-INTEREST EXPENSE
Salaries and employee benefits	35,042	33,405
Net occupancy and equipment expense	11,306	10,305
Postage	2,285	2,494
Insurance	4,534	3,289
Advertising	1,049	1,307
Office supplies and printing	920	1,180
Telephone	1,778	1,741
Legal, audit and other professional fees	2,468	1,967
Expense on foreclosed assets	1,903	4,837
Other operating expenses	5,478	5,027
TOTAL NON-INTEREST EXPENSE	66,763	65,552

INCOME BEFORE INCOME TAXES	24,262	25,405

PROVISION FOR INCOME TAXES	6,024	7,880

NET INCOME	18,238	17,525
Preferred stock dividends and discount accretion	2,426	2,544
Non-cash deemed preferred stock dividend	1,212	--
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$14,600	$14,981
BASIC EARNINGS PER COMMON SHARE	$1.08	$1.12
DILUTED EARNINGS PER COMMON SHARE	$1.08	$1.07
DIVIDENDS DECLARED PER COMMON SHARE	$.54	$.54

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,238	$17,525
Proceeds from sales of loans held for sale	123,123	123,821
Originations of loans held for sale	(119,759)	(122,307)
Items not requiring (providing) cash:
Depreciation	3,721	2,520
Amortization of other assets	1,681	760
Compensation expense for stock option grants	360	340
Provision for loan losses	25,131	28,300
Net gains on loan sales	(2,352)	(2,704)
Net gains on sale or impairment of available-for-sale investment securities	(83)	(8,906)
Net (gains) losses on sale of premises and equipment	152	(33)
Loss on sale of foreclosed assets	867	1,066
Amortization (accretion) of deferred income, premiums, discounts
and fair value adjustments	29,456	(1,300)
Deferred income taxes	(2,765)	6,599
Changes in:
Interest receivable	1,046	3,230
Prepaid expenses and other assets	(13,183)	30,810
Accounts payable and accrued expenses	(867)	742
Income taxes refundable/payable	(1,793)	(17,950)
Net cash provided by operating activities	62,973	62,513
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(123,500)	100,546
Purchase of loans	(2,100)	(12,164)
Proceeds from sale of student loans	804	22,291
Purchase of additional business units	(1)	(25)
Purchase of premises and equipment	(12,446)	(6,100)
Proceeds from sale of premises and equipment	449	169
Proceeds from sale of foreclosed assets	10,446	21,932
Capitalized costs on foreclosed assets	(239)	(1,188)
Proceeds from sales of available-for-sale investment securities	21,217	296,948
Proceeds from maturing held-to-maturity investment securities	1,202	410
Proceeds from called investment securities	7,835	46,920
Principal reductions on mortgage-backed securities	89,451	151,079
Purchase of available-for-sale securities	(136,811)	(380,583)
Purchase of held-to-maturity securities	(840)	(30,000)
(Purchase) redemption of Federal Home Loan Bank stock	336	(360)
Net cash (used in) provided by investing activities	(144,197)	209,875
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(115,249)	(288,976)
Net increase in checking and savings deposits	138,905	154,421
Repayments of Federal Home Loan Bank advances	(1,402)	(16,853)
Net decrease in short-term borrowings and structured repo	(11,575)	(79,793)
Advances from borrowers for taxes and insurance	1,570	672
Proceeds from issuance of preferred stock	57,943	--
Redemption of preferred stock	(58,000)	--
Purchase of common stock warrant	(6,436)	--
Dividends paid	(9,466)	(9,423)
Stock options exercised	263	524
Net cash used in financing activities	(3,447)	(239,428)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,671)	32,960
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	429,971	444,576
CASH AND CASH EQUIVALENTS, END OF PERIOD	$345,300	$477,536

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2010, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior periods’ amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

	Three Months Ended September 30,
	2011	2010
	(In Thousands)

Net unrealized gain on available-for-sale securities	$4,774	$2,301

Non-credit component of unrealized gain on available-for-sale debt securities for which a portion of an other-than-temporary impairment
has been recognized	147	46

Less reclassification adjustment for gain included in net income	483	5,441

Other comprehensive income (loss), before tax effect	4,438	(3,094)

Tax expense (benefit)	1,553	(1,083)

Change in unrealized gain (loss) on available-for-sale securities,
net of income taxes	$2,885	$(2,011)

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)

Net unrealized gain on available-for-sale securities	$11,394	$5,903

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment
has been recognized	852	(389)

Other-than-temporary impairment loss recognized in earnings on
available-for-sale debt securities	(400)	—

Less reclassification adjustment for gain included in net income	483	8,906

Other comprehensive income (loss), before tax effect	11,363	(3,392)

Tax expense (benefit)	3,977	(1,187)

Change in unrealized gain (loss) on available-for-sale securities,
net of income taxes	$7,386	$(2,205)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2011	2010
	(In Thousands)

Net unrealized gain on available-for-sale securities	$17,790	$7,279
Net unrealized gain (loss) on available-for-sale debt securities for which a
portion of an other-than-temporary impairment has been recognized	67	(785)
	17,857	6,494
Tax expense	6,250	2,273

Net-of-tax amount	$11,607	$4,221

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-09 to amend FASB ASC Subtopic 715-80, Compensation – Retirement Benefits – Multiemployer Plans:  Disclosures about an Employer’s Participation in a Multiemployer Plan.  The Update requires employers with multiemployer pension plans to provide additional disclosures.  The new disclosures require qualitative and quantitative information about the plans such as detailed identification of the plans in which employers participate, the level of participation in the plans as indicated by contribution amounts and whether those contribution amounts represent more than five percent of total contributions made by all contributing employers, detailed information about the financial health of the plans and the nature of employer commitments to the plans.  Further disclosure is required for plans without additional publicly available information outside of the employer’s disclosures such as the plan’s annual report on a US Form 5500.  For public entities, the Update is effective for annual reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.  The Company participates in a multiemployer plan and is currently evaluating the additional disclosures that may be required.

In September 2011, the FASB issued ASU No. 2011-08 to amend FASB ASC Topic 350, Intangibles – Goodwill and Other:  Testing Goodwill for Impairment.  The purpose of the Update is to simplify how entities test goodwill for impairment.  The amendments allows entities the option of considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this consideration are then used to determine whether the two-step goodwill impairment test described in Topic 350 must be performed.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The Update is effective for interim and annual reporting periods beginning after December 15, 2011.  While early adoption is permitted, the Company did not choose to do so.  The Update is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 to amend FASB ASC Topic 220, Comprehensive Income:  Presentation of Comprehensive Income.  The purpose of the Update is to improve the comparability, consistency and transparency of financial reporting related to other comprehensive income.  It eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Instead, the components of other comprehensive income must either be presented with net income in a single continuous statement of comprehensive income or as a separate but consecutive statement following the statement of operations.  Regardless of which method is used, adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  The Update is effective on a retrospective basis for interim and annual reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

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

In April 2011, the FASB issued ASU No. 2011-02 to amend FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The statement clarifies guidance used by creditors to identify troubled debt restructurings and to result in more consistent application of GAAP for debt restructurings.  The guidance was effective for the Company on July 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of the 58,000 shares of preferred stock, issued to the Treasury pursuant to the Capital Purchase Program (CPP), at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

On September 21, 2011, the Company completed the repurchase of the warrant held by the Treasury that was issued as a part of its participation in the CPP.  The 10-year warrant was issued on December 5, 2008 and entitled the Treasury to purchase 909,091 shares of Great Southern Bancorp, Inc. common stock at an exercise price of $9.57 per share.  The repurchase was completed for a price of $6.4 million, or $7.08 per warrant share, which was based on the fair market value of the warrant as agreed upon by the Company and the Treasury.

NOTE 6: EARNINGS PER SHARE

	Three Months Ended September 30,
	2011	2010
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,466	13,437
Net income available to common shareholders	$4,443	$5,305
Per share amount	$0.33	$0.39

Diluted:
Average shares outstanding	13,466	13,437
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	27	541
Diluted shares	13,493	13,978
Net income available to common shareholders	$4,443	$5,305
Per share amount	$0.33	$0.38

Options to purchase 661,935 and 456,045 shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise prices were greater than the average market prices of the common shares for the three months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30,
	2011	2010
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,462	13,433
Net income available to common shareholders	$14,600	$14,981
Per share amount	$1.08	$1.12

Diluted:
Average shares outstanding	13,462	13,433
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	33	583
Diluted shares	13,495	14,016
Net income available to common shareholders	$14,600	$14,981
Per share amount	$1.08	$1.07

Options to purchase 616,235 and 420,545 shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise prices were greater than the average market prices of the common shares for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 7: INVESTMENT SECURITIES

	September 30, 2011
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$23,953	$110	$—	$24,063	2.56%
Collateralized mortgage obligations	1,757	—	365	1,392	12.53
Mortgage-backed securities	592,843	14,199	730	606,312	3.23
Small Business Administration
loan pools	56,779	1,118	—	57,897	1.74
States and political subdivisions	100,937	3,719	1,084	103,572	6.14
Corporate bonds	49	372	—	421	40.56
Equity securities	1,230	601	84	1,747	—
	$777,548	$20,119	$2,263	$795,404	3.49%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,865	$277	$—	$2,142	4.34%

	December 31, 2010
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$4,000	$—	$20	$3,980	2.35%
Collateralized mortgage obligations	8,311	183	814	7,680	6.48
Mortgage-backed securities	590,085	10,879	1,753	599,211	3.30
Small Business Administration
loan pools	60,063	851	—	60,914	1.93
States and political subdivisions	99,314	378	4,075	95,617	6.16
Corporate bonds	49	—	28	21	74.97
Equity securities	1,230	893	—	2,123	0.18
	$763,052	$13,184	$6,690	$769,546	3.59%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,125	$175	$—	$1,300	7.31%

The amortized cost and fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$1,033	$1,034
After one through five years	6,229	6,282
After five through ten years	9,411	9,641
After ten years	165,045	168,996
Securities not due on a single maturity date	594,600	607,704
Equity securities	1,230	1,747

	$777,548	$795,404

The held-to-maturity securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$840	$955
After five through ten years	1,025	1,187

	$1,865	$2,142

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2011 and December 31, 2010, respectively, was approximately $179,698,000 and $298,813,000, which is approximately 22.54% and 38.77% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at September 30, 2011.

During the nine months ended September 30, 2011, the Company determined that the impairment of a non-agency collateralized mortgage obligation with a book value of $1.8 million had become other-than-temporary.  Consequently, the Company recorded a $400,000 pre-tax charge to income.  Based on evaluations of investment securities during the three months ended September 30, 2011 and the three and nine months ended September 30, 2010, none were determined to be other-than-temporarily impaired.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$1,757	$365	$1,757	$365
Mortgage-backed securities	91,132	266	75,488	464	166,620	730
States and political
subdivisions	2,984	57	7,954	1,027	10,938	1,084
Equity securities	383	84	—	—	383	84
	$94,499	$407	$85,199	$1,856	$179,698	$2,263

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$3,980	$20	$—	$—	$3,980	$20
Collateralized mortgage
obligations	—	—	1,809	814	1,809	814
Mortgage-backed securities	231,524	1,753	—	—	231,524	1,753
States and political
subdivisions	56,221	2,328	5,257	1,747	61,478	4,075
Corporate bonds	8	24	14	4	22	28
	$291,733	$4,125	$7,080	$2,565	$298,813	$6,690

Gross gains of $483,000 and $5.4 million and gross losses of $0 and $13,000 resulting from sales of available-for-sale securities were realized for the three months ended September 30, 2011 and 2010, respectively. Gross gains of $483,000 and $8.9 million and gross losses of $0 and $13,000 resulting from sales of available-for-sale securities were realized for the nine months ended September 30, 2011 and 2010, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

The Company conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  The Company considers the length of time a security has been in an unrealized loss position, the relative amount of the unrealized loss compared to the carrying value of the security, the type of security and other factors.  If certain criteria are met, the Company performs additional review and evaluation using observable market values or various inputs in economic models to determine if an unrealized loss is other-than-temporary.  The Company uses quoted market prices for marketable equity securities and uses broker pricing quotes based on observable inputs for equity investments that are not traded on a stock exchange.  For non-agency collateralized mortgage obligations, to determine if the unrealized loss is other-than-temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss.  The Company also evaluates any current credit enhancement underlying these securities to determine the impact on cash flows.  If the Company determines that a given security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

Credit Losses Recognized on Investments.  Certain debt securities have experienced fair value deterioration due to credit losses.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
July 1, 2011	$3,383
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to sales	—

September 30, 2011	$3,383

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
July 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Reductions due to sales	—

September 30, 2010	$2,983

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2011	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	400
Reductions due to sales	—

September 30, 2011	$3,383

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2010	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Reductions due to sales	—

September 30, 2010	$2,983

NOTE 8: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2011	2010
	(In Thousands)

One- to four-family residential construction	$25,927	$29,102
Subdivision construction	67,079	86,649
Land development	73,167	95,573
Commercial construction	123,058	68,018
Owner occupied one- to four-family residential	93,418	98,099
Non-owner occupied one- to four-family residential	143,399	136,984
Commercial real estate	597,897	530,277
Other residential	244,970	210,846
Commercial business	223,736	185,865
Industrial revenue bonds	61,055	64,641
Consumer auto	57,940	48,992
Consumer other	75,595	77,331
Home equity lines of credit	45,732	46,852
FDIC-supported loans, net of discounts (TeamBank)	132,920	144,633
FDIC-supported loans, net of discounts (Vantus Bank)	134,111	160,163
	2,100,004	1,984,025
Undisbursed portion of loans in process	(98,112)	(63,108)
Allowance for loan losses	(40,466)	(41,487)
Deferred loan fees and gains, net	(2,554)	(2,543)
	$1,958,872	$1,876,887

Weighted average interest rate	5.84%	6.03%

Classes of loans by aging were as follows:

	September 30, 2011
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$1,879	$1,879	$24,048	$25,927	$—
Subdivision construction	197	445	5,063	5,705	61,374	67,079	—
Land development	2,629	—	429	3,058	70,109	73,167	—
Commercial construction	—	—	—	—	123,058	123,058	—
Owner occupied one- to four-
family residential	334	712	3,817	4,863	88,555	93,418	138
Non-owner occupied one- to
four-family residential	3,033	573	3,271	6,877	136,522	143,399	75
Commercial real estate	2,148	—	7,474	9,622	588,275	597,897	—
Other residential	211	—	3,245	3,456	241,514	244,970	—
Commercial business	260	587	1,700	2,547	221,189	223,736	8
Industrial revenue bonds	—	—	2,110	2,110	58,945	61,055	—
Consumer auto	233	24	88	345	57,595	57,940	14
Consumer other	1,336	304	589	2,229	73,366	75,595	225
Home equity lines of credit	23	20	222	265	45,467	45,732	—
FDIC-supported loans, net of
discounts (TeamBank)	1,419	5,964	22,961	30,344	102,576	132,920	—
FDIC-supported loans, net of
discounts (Vantus Bank)	840	368	7,770	8,978	125,133	134,111	14
	12,663	8,997	60,618	82,278	2,017,726	2,100,004	474
Less FDIC-supported loans,
net of discounts	2,259	6,332	30,731	39,322	227,709	267,031	14

Total	$10,404	$2,665	$29,887	$42,956	$1,790,017	$1,832,973	$460

	December 31, 2010
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$261	$—	$578	$839	$28,263	$29,102	$—
Subdivision construction	281	1,015	1,860	3,156	83,493	86,649	—
Land development	2,730	—	5,668	8,398	42,616	51,014	—
Commercial construction	—	—	—	—	112,577	112,577	—
Owner occupied one- to four-
family residential	4,856	914	2,724	8,494	89,605	98,099	—
Non-owner occupied one- to
four-family residential	2,085	2,130	2,831	7,046	129,938	136,984	—
Commercial real estate	2,749	8,546	6,074	17,369	512,908	530,277	—
Other residential	—	4,011	4,202	8,213	202,633	210,846	—
Commercial business	350	355	1,642	2,347	183,518	185,865	—
Industrial revenue bonds	—	—	2,190	2,190	62,451	64,641	—
Consumer auto	427	35	94	556	48,436	48,992	22
Consumer other	1,331	318	1,417	3,066	74,265	77,331	565
Home equity lines of credit	152	160	140	452	46,400	46,852	—
FDIC-supported loans, net of
discounts (TeamBank)	2,719	3,731	13,285	19,735	124,898	144,633	—
FDIC-supported loans, net of
discounts (Vantus Bank)	2,277	1,414	9,399	13,090	147,073	160,163	—
	20,218	22,629	52,104	94,951	1,889,074	1,984,025	$587
Less FDIC-supported loans,
net of discounts	4,996	5,145	22,684	32,825	271,971	304,796

Total	$15,222	$17,484	$29,420	$62,126	$1,617,103	$1,679,229

Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In Thousands)

One- to four-family residential construction	$1,879	$578
Subdivision construction	5,063	1,860
Land development	429	5,668
Commercial construction	—	—
Owner occupied one- to four-family residential	3,680	2,724
Non-owner occupied one- to four-family residential	3,196	2,831
Commercial real estate	7,474	6,074
Other residential	3,245	4,202
Commercial business	1,692	1,642
Industrial revenue bonds	2,110	2,190
Consumer auto	74	72
Consumer other	364	852
Home equity lines of credit	222	140

Total	$29,428	$28,833

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2011:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance July 1, 2011	$11,562	$3,629	$15,003	$5,155	$2,324	$2,814	$40,487
Provision charged to expense	(784)	533	7,709	(3)	1,050	(5)	8,500
Losses charged off	(836)	(23)	(5,104)	(2,107)	(506)	(966)	(9,542)
Recoveries	7	1	17	395	153	448	1,021
Balance September 30, 2011	$9,949	$4,140	$17,625	$3,440	$3,021	$2,291	$40,466

Balance January 1, 2011	$11,483	$3,866	$14,336	$5,852	$3,281	$2,669	$41,487
Provision charged to expense	2,892	3,183	13,595	3,475	1,058	928	25,131
Losses charged off	(4,462)	(2,911)	(10,374)	(6,291)	(2,222)	(2,773)	(29,033)
Recoveries	36	2	68	404	904	1,467	2,881
Balance September 30, 2011	$9,949	$4,140	$17,625	$3,440	$3,021	$2,291	$40,466

Ending balance:
Individually evaluated for
impairment	$3,111	$66	$3,717	$985	$451	$38	$8,368
Collectively evaluated for
impairment	$6,838	$4,074	$13,909	$2,425	$2,570	$2,252	$32,068
Loans acquired and
accounted for under ASC 310-30	$—	$—	$—	$30	$—	$—	$30

Loans
Individually evaluated for
impairment	$42,858	$24,512	$85,700	$26,938	$7,872	$681	$188,561
Collectively evaluated for
impairment	$286,965	$220,458	$573,252	$169,287	$215,864	$178,586	$1,644,412
Loans acquired and
accounted for under ASC 310-30	$61,365	$23,464	$118,515	$18,045	$13,810	$31,832	$267,031

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Individually evaluated for
impairment	$4,353	$1,714	$3,089	$2,083	$784	$37	$12,060
Collectively evaluated for
impairment	$7,100	$2,152	$11,247	$3,769	$1,697	$2,632	$28,597
Loans acquired and
accounted for under ASC 310-30	$—	$—	$—	$30	$800	$—	$830

Loans
Individually evaluated for
impairment	$40,562	$25,246	$72,379	$45,334	$8,340	$622	$192,483
Collectively evaluated for
impairment	$310,272	$185,600	$522,539	$118,257	$177,525	$172,553	$1,486,746
Loans acquired and
accounted for under ASC 310-30	$75,727	$23,277	$128,704	$22,858	$15,215	$39,015	$304,796

The portfolio segments used in the preceding two tables correspond to the loan classes used in all other tables in Note 8 as follows:

•
The one-to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes

•	The other residential and construction segment corresponds to the other residential class
•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes
•	The commercial construction segment includes the land development and commercial construction classes
•	The commercial business segment corresponds to the commercial business class
•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

Impaired loans are summarized as follows:

	September 30, 2011
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$2,708	$4,138	$358
Subdivision construction	12,159	16,992	1,016
Land development	6,436	6,489	985
Commercial construction	—	—	—
Owner occupied one- to four-family residential	5,202	5,793	792
Non-owner occupied one- to four-family residential	8,752	8,987	945
Commercial real estate	52,567	53,533	3,695
Other residential	8,286	9,259	66
Commercial business	2,917	4,395	451
Industrial revenue bonds	2,110	2,190	22
Consumer auto	117	134	3
Consumer other	432	536	23
Home equity lines of credit	197	208	12

Total	$101,883	$112,654	$8,368

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$2,334	$16	$2,033	$34
Subdivision construction	11,260	97	9,692	212
Land development	7,034	68	10,846	301
Commercial construction	—	—	411	—
Owner occupied one- to four-family residential	4,399	21	4,512	55
Non-owner occupied one- to four-family residential	8,603	84	9,497	285
Commercial real estate	34,181	659	28,915	1,120
Other residential	8,288	53	10,118	244
Commercial business	2,560	18	4,363	80
Industrial revenue bonds	2,110	—	2,145	—
Consumer auto	116	1	213	5
Consumer other	473	1	544	8
Home equity lines of credit	184	—	239	1

Total	$81,542	$1,018	$83,528	$2,345

				Year Ended
	December 31, 2010			December 31, 2010
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$1,947	$2,371	$258	$1,724	$83
Subdivision construction	9,894	10,560	2,326	7,850	415
Land development	17,957	21,006	1,925	18,760	534
Commercial construction	1,851	1,851	158	458	31
Owner occupied one- to four-family
residential	5,205	5,620	542	3,612	69
Non-owner occupied one- to four-family
residential	11,785	12,267	1,227	8,182	386
Commercial real estate	25,782	26,392	3,045	10,615	603
Other residential	9,768	9,869	1,714	8,123	140
Commercial business	9,722	12,495	828	2,630	114
Consumer auto	125	137	4	30	1
Consumer other	429	481	14	93	4
Home equity lines of credit	148	166	19	109	1

Total	$94,613	$103,215	$12,060	$62,186	$2,381

At September 30, 2011 and December 31, 2010, all impaired loans had specific valuation allowances.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. Troubled debt restructurings are loans that are modified by granting concessions to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  The types of concessions made are factored into the estimation of the allowance for loan losses for troubled debt restructurings primarily using a discounted cash flows or collateral adequacy approach.

At September 30, 2011, the Company had $10.7 million of construction loans, $8.3 million of residential mortgage loans, $28.9 million of commercial real estate loans, $672,000 of commercial business loans and $175,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $47.0 million were accruing interest at September 30, 2011.  During the previous 12 months, one construction loan totaling $324,000 and one commercial business loan totaling $423,000 were modified as troubled debt restructurings and had payment defaults subsequent to the modifications.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored in to the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible. At December 31, 2010, the Company had $6.5 million of construction loans, $5.5 million of residential mortgage loans, $8.2 million of commercial real estate loans, $57,000 of other commercial loans and $150,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $16.5 million were accruing interest at December 31, 2010.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” Special Mention” and “Substandard.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at September 30, 2011 and December 31, 2010, respectively.  See Note 9 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	September 30, 2011
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$21,284	$2,622	$—	$2,021	$25,927
Subdivision construction	48,279	6,956	—	11,844	67,079
Land development	51,204	16,231	—	5,732	73,167
Commercial construction	118,084	4,974	—	—	123,058
Owner occupied one- to four-family
residential	88,790	520	—	4,108	93,418
Non-owner occupied one- to four-family
residential	128,612	7,505	—	7,282	143,399
Commercial real estate	514,307	50,032	—	33,558	597,897
Other residential	220,458	21,268	—	3,244	244,970
Commercial business	215,864	4,955	—	2,917	223,736
Industrial revenue bonds	58,945	—	—	2,110	61,055
Consumer auto	57,844	—	—	96	57,940
Consumer other	75,207	—	—	388	75,595
Home equity lines of credit	45,535	—	—	197	45,732
FDIC-supported loans, net of discounts
(TeamBank)	132,920	—	—	—	132,920
FDIC-supported loans, net of discounts
(Vantus Bank)	134,111	—	—	—	134,111

Total	$1,911,444	$115,063	$—	$73,497	$2,100,004

	December 31, 2010
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$27,620	$549	$—	$933	$29,102
Subdivision construction	69,907	8,408	—	8,334	86,649
Land development	57,486	20,834	—	17,253	95,573
Commercial construction	60,770	5,397	—	1,851	68,018
Owner occupied one- to four-family
residential	92,385	766	—	4,948	98,099
Non-owner occupied one- to four-family
residential	120,360	6,471	—	10,153	136,984
Commercial real estate	460,088	46,805	2,574	20,810	530,277
Other residential	185,600	15,478	—	9,768	210,846
Commercial business	177,525	812	—	7,528	185,865
Industrial revenue bonds	62,451	—	—	2,190	64,641
Consumer auto	48,883	—	—	109	48,992
Consumer other	76,966	—	—	365	77,331
Home equity lines of credit	46,704	—	—	148	46,852
FDIC-supported loans, net of discounts
(TeamBank)	144,633	—	—	—	144,633
FDIC-supported loans, net of discounts
(Vantus Bank)	160,163	—	—	—	160,163

Total	$1,791,541	$105,520	$2,574	$84,390	$1,984,025

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank at least 80% protection against losses. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2011 was $588,000 and $2.0 million, respectively.  The amount accreted to yield during the three and nine months ended September 30, 2010 was $909,000 and $1.6 million, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank at least 80%  protection against losses. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired. The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2011 was $217,000 and $740,000, respectively.  The amount accreted to yield during the three and nine months ended September 30, 2010 was $336,000 and $886,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and nine months ended September 30, 2011, increases in expected cash flows related to both acquired loan portfolios resulted in adjustments of $13.2 million and $24.5 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the year ended December 31, 2010, similar such adjustments totaling $58.9 million were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and nine months ended September 30, 2011, this resulted in corresponding adjustments of $11.6 million and $21.6 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the second half of the year ended December 31, 2010, similar such adjustments totaling $51.8 million were made to the indemnification assets.  The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended
	September 30, 2011		September 30, 2010
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$14,233	184 bps	$4,236	57 bps
Non-interest income	(12,717)		(3,564)
Net impact to pre-tax income	$1,516		$672
Net impact net of taxes	$986		$437
Impact to diluted earnings per common share	$0.07		$0.05

	Nine Months Ended
	September 30, 2011		September 30, 2010
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$39,715	171 bps	$4,236	19 bps
Non-interest income	(35,470)		(3,564)
Net impact to pre-tax income	$4,245		$672
Net impact net of taxes	$2,759		$437
Impact to diluted earnings per common share	$0.20		$0.03

Because these adjustments will be recognized over the estimated remaining lives of the loan pools, they will impact future periods as well.  The majority of the remaining $24.2 million of accretable yield adjustment affecting interest income and $(20.9) million of adjustment to the indemnification assets affecting non-interest income is expected to be recognized over the next year, with $8.8 million of interest income and $(7.8) million of non-interest income (expense) expected to be recognized in the remainder of 2011.  Additional adjustments may be recorded in future periods as the Company continues to estimate expected cash flows from the acquired loan pools.

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

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at September 30, 2011 and December 31, 2010. Gross loan balances (due from the borrower) were reduced approximately $261.0 million since the transaction date because of $182.9 million of repayments from borrowers, $13.2 million in transfers to foreclosed assets and $64.9 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$174,792	$16,882
Non-credit premium/(discount), net of activity since acquisition date	(1,871)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(10,455)	—
Original estimated fair value of assets, net of activity since
acquisition date	(132,920)	(6,949)

Expected loss remaining	29,546	9,933
Assumed loss sharing recovery percentage	81%	79%

Expected loss remaining	23,838	7,887
Indemnification asset to be amortized resulting from
change in expected losses	9,891	—
Accretable discount on FDIC indemnification asset	(3,383)	—
FDIC indemnification asset	$30,346	$7,887

	December 31, 2010
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$219,289	$15,921
Non-credit premium/(discount), net of activity since acquisition date	(3,875)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(21,071)	—
Original estimated fair value of assets, net of activity since
acquisition date	(144,633)	(5,463)

Expected loss remaining	49,710	10,458
Assumed loss sharing recovery percentage	85%	78%

Expected loss remaining	42,275	8,204
Indemnification asset to be amortized resulting from
change in expected losses	20,011	—
Accretable discount on FDIC indemnification asset	(6,077)	—
FDIC indemnification asset	$56,209	$8,204

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at September 30, 2011 and December 31, 2010. Gross loan balances (due from the borrower) were reduced approximately $166.9 million since the transaction date because of $137.7 million of repayments from borrowers, $4.1 million in transfers to foreclosed assets and $25.1 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$164,609	$10,431
Non-credit premium/(discount), net of activity since acquisition date	(691)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(13,792)	—
Original estimated fair value of assets, net of activity since
acquisition date	(134,111)	(6,763)

Expected loss remaining	16,015	3,668
Assumed loss sharing recovery percentage	80%	80%

Expected loss remaining	12,812	2,934
Indemnification asset to be amortized resulting from
change in expected losses	11,034	—
Accretable discount on FDIC indemnification asset	(2,337)	(109)
FDIC indemnification asset	$21,509	$2,825

	December 31, 2010
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$208,080	$9,944
Non-credit premium/(discount), net of activity since acquisition date	(1,431)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(18,428)	—
Original estimated fair value of assets, net of activity since
acquisition date	(160,163)	(5,899)

Expected loss remaining	28,058	4,045
Assumed loss sharing recovery percentage	80%	80%

Expected loss remaining	22,445	3,236
Indemnification asset to be amortized resulting from
change in expected losses	14,743	—
Accretable discount on FDIC indemnification asset	(3,850)	(109)
FDIC indemnification asset	$33,338	$3,127

Changes in the accretable yield for acquired loan pools were as follows for the three months ended September 30, 2011 and 2010:

	TeamBank	Vantus Bank
	(In Thousands)

Balance, July 1, 2010	$24,204	$30,444
Accretion	(4,708)	(6,077)
Reclassification from nonaccretable difference(1)	680	2,502

Balance, September 30, 2010	$20,176	$26,869

Balance, July 1, 2011	$23,145	$26,883
Accretion	(11,263)	(6,855)
Reclassification from nonaccretable difference(1)	7,700	5,651

Balance, September 30, 2011	$19,582	$25,679

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank and Vantus Bank for the three months ended September 30, 2010 totaling $3.6 million and $10.8 million, respectively, and for the three months ended September 30, 2011 totaling $6.7 million and $6.6 million, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the nine months ended September 30, 2011 and 2010:

	TeamBank	Vantus Bank
	(In Thousands)

Balance, January 1, 2010	$31,300	$39,023
Accretion	(11,804)	(14,656)
Reclassification from nonaccretable difference(1)	680	2,502

Balance, September 30, 2010	$20,176	$26,869

Balance, January 1, 2011	$36,765	$35,796
Accretion	(32,786)	(22,365)
Reclassification from nonaccretable difference(1)	15,603	12,248

Balance, September 30, 2011	$19,582	$25,679

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank and Vantus Bank for the nine months ended September 30, 2010 totaling $3.6 million and $10.8 million, respectively, and for the nine months ended September 30, 2011 totaling $13.8 million and $10.7 million, respectively.

NOTE 10: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	September 30,	December 31,
	2011	2010
	(In Thousands)
One-to four-family construction	$1,158	$2,510
Subdivision construction	18,475	19,816
Land development	17,348	10,620
Commercial construction	2,747	3,997
One-to four-family residential	2,294	2,896
Other residential	4,962	4,178
Commercial real estate	3,513	4,565
Commercial business	79	—
Consumer	1,385	318
	51,961	48,900
FDIC-supported foreclosed assets, net of discounts	13,713	11,362
	$65,674	$60,262

Expenses applicable to foreclosed assets included the following:

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Net loss on sales of real estate	$95	$1,420
Operating expenses, net of rental income	753	833

	$848	$2,253

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Net (gain) loss on sales of real estate	$(189)	$2,313
Operating expenses, net of rental income	2,092	2,524

	$1,903	$4,837

NOTE 11: DEPOSITS

	September 30,	December 31,
	2011	2010
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$ 962,972	$ 838,619
2.00% - 2.99%	159,498	298,029
3.00% - 3.99%	18,711	28,398
4.00% - 4.99%	35,756	126,001
5.00% - 5.99%	6,648	8,346
6.00% - 6.99%	140	311
Total time deposits (1.38% - 1.85%)	1,183,725	1,299,704
Non-interest-bearing demand deposits	301,373	257,569
Interest-bearing demand and savings deposits (0.61% - 0.83%)	1,133,721	1,038,620
Total Deposits	$2,618,819	$2,595,893

NOTE 12: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(6.2)	(3.8)
Tax credits	(2.5)	—
State taxes	0.6	0.7
Other	0.7	(0.2)

	27.6%	31.7%

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(6.8)	(4.6)
Tax credits	(5.1)	(0.2)
State taxes	1.1	0.8
Other	0.6	—

	24.8%	31.0%

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at September 30, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities available for sale include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. No securities available for sale were included in the category of Recurring Level 3 securities at or for the three and nine months ended September 30, 2011.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2011
U.S. government agencies	$24,063	$—	$24,063	$—
Collateralized mortgage obligations	1,392	—	1,392	—
Mortgage-backed securities	606,312	—	606,312	—
Small Business Administration loan pools	57,897	—	57,897	—
Corporate bonds	421	—	421	—
States and political subdivisions	103,572	—	103,572	—
Equity securities	1,747	300	1,447	—
Mortgage servicing rights	367	—	—	367

December 31, 2010
U.S. government agencies	$3,980	$—	$3,980	$—
Collateralized mortgage obligations	7,680	—	7,680	—
Mortgage-backed securities	599,211	—	599,211	—
Small Business Administration loan pools	60,914	—	60,914	—
Corporate bonds	21	—	21	—
States and political subdivisions	95,617	—	95,617	—
Equity securities	2,123	630	1,493	—
Mortgage servicing rights	637	—	—	637

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2010 to September 30, 2011, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2011	2010
	(In Thousands)

Balance, July 1	$450	$915
Additions	4	4
Amortization	(87)	(144)
Balance, September 30	$367	$775

	Mortgage Servicing Rights
	2011	2010
	(In Thousands)

Balance, January 1	$637	$1,132
Additions	16	41
Amortization	(286)	(398)
Balance, September 30	$367	$775

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis at September 30, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans.  A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company’s experience in sales and other appraisals of similar property types as well as estimated selling costs.  Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support.  At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review.  These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, approved foreclosure bids, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained.  Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals are typically discounted 10-40%.  The policy described above is the same for all types of collateral dependent impaired loans.

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2011 are shown in the table below (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below were re-measured during the nine months ended September 30, 2011, subsequent to their initial transfer to foreclosed assets.

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2011
Impaired loans	$45,857	$—	$—	$45,857
Foreclosed assets held for sale	486	—	—	486

December 31, 2010
Impaired loans	$80,407	$—	$—	$80,407
Foreclosed assets held for sale	10,360	—	—	10,360

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$345,300	$345,300	$429,971	$429,971
Available-for-sale securities	795,404	795,404	769,546	769,546
Held-to-maturity securities	1,865	2,142	1,125	1,300
Mortgage loans held for sale	19,969	19,969	22,499	22,499
Loans, net of allowance for loan losses	1,958,872	1,959,915	1,876,887	1,878,345
Accrued interest receivable	11,582	11,582	12,628	12,628
Investment in FHLB stock	11,236	11,236	11,572	11,572
Mortgage servicing rights	367	367	637	637

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial liabilities
Deposits	$2,618,819	$2,622,410	$2,595,893	$2,603,440
FHLB advances	151,512	154,374	153,525	158,052
Short-term borrowings	246,383	246,383	257,958	257,958
Structured repurchase agreements	53,103	60,886	53,142	61,007
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	2,517	2,517	3,765	3,765
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	63	63	50	50
Lines of credit	—	—	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2011.

FDIC Indemnification Asset: As part of the 2009 purchase and assumption agreements for the TeamBank and Vantus Bank FDIC-assisted transactions, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate.

Under the first agreement (TeamBank), the FDIC will reimburse the Bank for 80% of the first $115 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $115 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (March 20, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At September 30, 2011, the carrying value of the FDIC indemnification asset was $38.2 million, with $9.9 million of this amount scheduled to be amortized against non-interest income over future periods as a result of the changes in expected losses recognized in the quarter ended September 30, 2011 and in previous periods. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at March 20, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

Under the second agreement (Vantus Bank), the FDIC will reimburse the Bank for 80% of the first $102 million in realized losses. The FDIC will reimburse the Bank 95% on realized losses that exceed $102 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans or foreclosed assets should the Bank choose to dispose of them. Fair value at the acquisition date (September 4, 2009) was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  This loss sharing asset is also separately measured from the related foreclosed real estate.  At September 30, 2011, the carrying value of the FDIC indemnification asset was $24.3 million, with $11.0 million of this amount scheduled to be amortized against non-interest income over future periods as a result of the changes in expected losses recognized in the quarter ended September 30, 2011 and in previous periods. Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at September 4, 2009, it is not practicable to complete a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

NOTE 14: SUBSEQUENT EVENT

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement, including a loss sharing agreement, with the FDIC to purchase substantially all of the assets and assume substantially all of the deposits and other liabilities of Sun Security Bank, a full-service bank headquartered in Ellington, Mo.  Established in 1970, Sun Security Bank operated 27 locations in 15 counties in central and southern Missouri.  Only one market, Stockton, Mo., overlapped between the Sun Security Bank and Great Southern footprints, with both institutions operating one branch in this market.  Great Southern Bank assumed approximately $280 million of deposits of Sun Security Bank at no premium and purchased approximately $241 million in loans and $30 million of foreclosed assets at a discount of $55 million.  In addition, Great Southern Bank assumed approximately $55 million of advances from the Federal Home Loan Bank.  Under the loss sharing agreement the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Also included in the assets purchased are cash and certain marketable securities of Sun Security Bank.  The Company anticipates recording the transaction in accordance with FASB ASC 805, Business Combinations, during the quarter ending December 31, 2011.  The transaction is anticipated to be accretive to income and equity for the quarter ending December 31, 2011.  However, pricing on these types of FDIC-assisted transactions has become more competitive since our 2009 FDIC-assisted transactions and we do not expect our gain to be of the magnitude of the gains associated with our 2009 FDIC-assisted transactions.  The Company expects to convert the Sun Security Bank operational systems into Great Southern’s systems in January 2012, which will allow all Great Southern and former Sun Security Bank customers to conduct business at all banking centers throughout the Great Southern five-state franchise.  For further information, see the Current Report on Form 8-K filed by the Company on October 12, 2011.  The Purchase and Assumption Agreement dated as of October 7, 2011 between the FDIC and the Bank is filed as Exhibit 2.1 to this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, including but not limited to the recently completed FDIC-assisted transaction involving Sun Security Bank, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Allowance for Loan Losses and Valuation of Foreclosed Assets

The Company believes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates of,  among others, expected default probabilities, loss once loans default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience.

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

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2011, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2011, goodwill consisted of $379,000 at the Bank reporting unit and $877,500 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At September 30, 2011, the amortizable intangible assets consisted of core deposit intangibles of $3.5 million at the Bank reporting unit and $19,000 of non-compete agreements at the Travel reporting unit.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2011, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

Current economic conditions have impacted the markets in which we operate.  Throughout our market areas, the economic downturn negatively affected consumer confidence and elevated unemployment levels.  Consequently, the numbers and prices of property sales are down, which in turn potentially increases related losses upon foreclosure due to depressed values.  Higher vacancy rates and decreased rental income have negatively impacted cash flows on commercial real estate loans.  Commercial land development sales have slowed throughout our market areas.  The Missouri unemployment rate declined slightly during the nine months ended September 30, 2011 and on a preliminary basis was just below the national average at September 30, 2011.  Activity in residential and commercial real estate markets in Missouri was below historic levels while manufacturing activity and industrial real estate activity increased slightly.  Loan types specifically impacted by certain market areas in Missouri include non-owner occupied one- to four-family residential construction loans in southwest Missouri (including Springfield) and loans secured by condominiums and condominium development in the St. Louis, Central Missouri and Branson market areas.  Borrowers with loans secured by condominiums and condominium development are now changing business strategies to remarket units for rent as opposed to sale.  While the St. Louis market area has experienced the highest level of unemployment among our market areas, we have a minimal level of residential and consumer loans in this market and the negative impact of the economy specific to this area has generally been in condominium loans as previously discussed. The unemployment rate for the Springfield market area was below the national average at August 31, 2011, the most recent date available, and overall lending activity has improved somewhat but is still below historic levels.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income, as well as provisions for loan losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loan and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

In the nine months ended September 30, 2011, Great Southern's total assets increased $19.7 million, or 0.6%, from $3.41 billion at December 31, 2010, to $3.43 billion at September 30, 2011. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at September 30, 2011 and December 31, 2010” section of this Quarterly Report on Form 10-Q.

Loans.  In the nine months ended September 30, 2011, net loans increased $82.0 million, or 4.4%, from $1.88 billion at December 31, 2010, to $1.96 billion at September 30, 2011. The increase was primarily due to increases in commercial real estate loans of $67.6 million, or 12.8%, commercial business loans of $37.9 million or 20.4%, and multi-family residential mortgage loans of $34.1 million, or 16.2%.  Commercial construction loans also increased but the increase was primarily offset by decreases in subdivision construction and land development loans.  Partially offsetting these increases were decreases in net loans acquired through the 2009 FDIC-assisted transactions of $37.8 million, or 12.4%.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years. We expect loans to grow as a result of the acquisition discussed in Note 14 of the Notes to Consolidated Financial Statements and the small net loan growth experienced during the nine months ended September 30, 2011 may continue into the fourth quarter of 2011.  However, based upon the current lending environment and economic conditions, and except for loan growth resulting from the acquisition, the Company does not expect to grow the overall loan portfolio significantly, at this time.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level or our analyses determined minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At September 30, 2011 and December 31, 2010, an estimated 1.5% and 1.1%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2011 and December 31, 2010, an estimated 1.3% and 0.9%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2011 troubled debt restructurings totaled $48.8 million, or 2.4% of total loans, up $28.4 million from $20.4 million, or 1.1% of total loans, at December 31, 2010.  This increase is primarily due to the economic downturn and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the nine months ended September 30, 2011, nine loans totaling $21.9 million were each restructured into multiple new loans.  During the year ended December 31, 2010, four loans totaling $8.2 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 8 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At September 30, 2011, approximately seven and one-half years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans are expected to repay within two to eleven years.  At September 30, 2011, approximately eight years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans are expected to repay within two to fourteen years.   At September 30, 2011, approximately two and one-half years remain on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans are expected to repay within two to three years.  At September 30, 2011, approximately three years remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans are expected to repay within two to five years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase.  The loss sharing agreements and their related limitations are described in detail in Note 9 of the Notes to Consolidated Financial Statements in this report.

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

Available-for-sale Securities.  In the nine months ended September 30, 2011, Great Southern's available-for-sale securities increased $25.9 million, or 3.4%, from $769.5 million at December 31, 2010, to $795.4 million at September 30, 2011.  The increase was primarily due to purchases of U.S. government agency securities which increased $20.1 million, or 505.0%.  These securities were purchased for pledging to secure public-fund deposits and customer reverse repurchase agreements and also to earn higher yields as compared to holding the funds in cash and cash equivalents.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $345.3 million at September 30, 2011, a decrease of $84.7 million, or 19.7%, from $430.0 million at December 31, 2010. The decrease in cash and cash equivalents during 2011 was due to increased loan funding, purchases of available-for-sale securities and redemption of brokered deposits.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2011, total deposit balances increased $22.9 million, or 0.9%.  Transaction accounts increased $138.9 million, while total brokered deposits (excluding CDARS accounts) decreased $88.7 million and retail certificates of deposit decreased $28.0 million. Great Southern Bank customer deposits totaling $219.5 million and $218.8 million, at September 30, 2011 and December 31, 2010, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the nine months ended September 30, 2011.  The increase in net loans of $82.0 million at September 30, 2011 over December 31, 2010 was greater than the increase in deposits of $22.9 million for the same periods as cash and cash equivalents were also used to fund the increase in loan demand.  If loan demand continues to trend upward in future periods, rates paid on deposits can be increased to increase deposit balances and the utilization of brokered deposits can be increased to provide additional funding, if necessary. However, the level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In addition, increasing rates paid on deposits could negatively impact the Company’s net interest margin.  As discussed below, because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to lower its funding costs significantly in the current low interest rate environment, while interest rates on assets may decline further.

Total brokered deposits, excluding the CDARS accounts discussed above, were $55.8 million at September 30, 2011, down from $144.5 million at December 31, 2010. The decrease was the result of $95.3 million of brokered deposits that matured or were called by the Company during the period while only $10.0 million of new brokered deposits were added.  No interest rate swaps were associated with the remaining brokered certificates. The majority of the Company’s brokered certificates of deposit have fixed rates of interest and mature within the next year.

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create variable rate funding, if desired, which more closely matches the variable rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations.

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As previously described in Note 9, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we expect to be able to continue to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities as payments are made on our mortgage-backed securities and the proceeds are reinvested at lower rates.  Similarly, interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At September 30, 2011, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $734 million with rates that change immediately with changes to the prime rate of interest. Of this total, $664 million also had interest rate floors. These floors were at varying rates, with $68 million of these loans having floor rates of 7.0% or greater and another $523 million of these loans having floor rates between 5.0% and 7.0%. At September 30, 2011, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 259 basis points higher than the national “prime rate of interest” at September 30, 2011, partly because of these interest rate floors.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the likelihood that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2011 and 2010, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  On July 1, 2010, a federal rule went into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  As expected, this recent federal rule has had an adverse affect on the amount of non-interest income we generate. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Nine months Ended September 30, 2011 and 2010” section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

As part of its long-term strategic plan, the Company anticipates opening two to three banking centers per year as conditions warrant. In August 2011, a new full-service banking center on South Campbell Avenue was opened replacing an office less than a mile from the new site. The new banking center offers better access and greater convenience for customers.

Construction has begun on a new banking center on West 135th Street in Olathe, Kan., in an established retail business district. This new banking center will replace the Company’s current banking center at 11120 South Lone Elm Road, which is located in a lesser developed area of Olathe. Great Southern Travel also expects to move its current Olathe office to the new facility. A first quarter 2012 opening is anticipated.

Construction is also underway on a new banking center on West Kearney in north Springfield that will replace a current leased location approximately one block east of the site. The current banking center’s customer transaction volume is one of the highest in the Company’s franchise. The new larger banking center will offer more drive-thru lanes and provide much better access for customers. A late first quarter 2012 opening is expected.

Great Southern Insurance, a wholly-owned subsidiary of Great Southern Bank, expects to move by November 1, 2011, from its current office at 430 South Avenue in Springfield to an office complex on East Battlefield in southeast Springfield. The new leased space offers better access for customers as the full-service insurance agency looks to grow its retail and commercial insurance business.

In late November 2011, the Company anticipates launching a new smartphone application for iPhone and Android users providing customers another channel for accessing their accounts.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

During the nine months ended September 30, 2011, the Company increased total assets by $19.7 million to $3.43 billion.  Most of the increase was attributable to increases in net loans, securities available for sale, prepaid expenses and other assets and net premises and equipment, partially offset by decreases in cash and cash equivalents and the FDIC indemnification asset.  Net loans increased $82.0 million from December 31, 2010, to $1.96 billion at September 30, 2011.  The increase was primarily due to increases in commercial real estate loans of $67.6 million, or 12.8%, commercial business loans of $37.9 million, or 20.4%, and multi-family residential mortgage loans of $34.1 million, or 16.2%.  Commercial construction loans also increased but the increase was primarily offset by decreases in subdivision construction and land development loans.  Partially offsetting these increases were decreases in net loans acquired through the 2009 FDIC-assisted transactions of $37.8 million, or 12.4%.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.  We expect loans to grow as a result of the acquisition discussed in Note 14 of the Notes to Consolidated Financial Statements and the small net loan growth experienced during the nine months ended September 30, 2011 may continue into the fourth quarter of 2011.  Securities available for sale increased $25.9 million as compared to December 31, 2010.  The increase was primarily due to purchases of U.S. government agency securities which increased $20.1 million, or 505.0%.  While there is no specifically stated goal, the available-for-sale securities portfolio has in recent quarters been approximately 20% to 25% of total assets. The available-for-sale securities portfolio was 23.2% and 22.6% of total assets at September 30, 2011 and December 31, 2010, respectively.  Prepaid expenses and other assets increased $22.4 million as compared to December 31, 2010, primarily due to a $23.0 million increase in federal and state tax credit investments.  The majority of the increase in tax credit investments was due to investments in federal low-income housing tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over a 10-year period.  The Company’s net premises and equipment increased $10.8 million as compared to December 31, 2010.  This increase was due primarily to the expansion of the Company’s operations center and new locations added in response to the growth of the Company and to provide for future growth.  During the nine months ended September 30, 2011, a building was purchased in Springfield, Mo. to house the residential lending team and a new banking center with larger facilities and better access was constructed to replace an existing banking center in Springfield, Mo.  At September 30, 2011, construction was underway on a new banking center in Olathe, Kan. that will relocate an existing banking center to a more established retain business district and a new banking center in Springfield, Mo. to relocate a banking center with one of the Company’s highest transaction volumes to provide more drive-thru lanes and better access.  Also contributing to the increase in net premises and equipment was a $1.2 million increase relating to the upgrade of existing ATMs for compliance with recent regulations issued under the Americans with Disabilities Act.  In future periods, when these upgrades are complete, depreciation expense is expected to increase.  Cash and cash equivalents decreased $84.7 million as compared to December 31, 2010 as the Company used some of its excess liquidity to redeem brokered deposits and to fund loans and the purchase of securities.  The Company chose to use excess liquidity in these ways to increase net interest margin rather than maintain the level of cash and cash equivalents we had at December 31, 2010.  For several quarters, the Company has maintained a level of liquidity it considered to be higher than normal because of uncertainties in the U.S. economy and banking industry.  In some instances, the Company invested these excess funds in short-term cash equivalents that earned a small positive or a negative spread relative to the cost of funds. While the Company generally earned a positive spread on securities purchased, it was often much smaller than the Company's overall net interest spread, having the effect of increasing net interest income but negatively affecting net interest margin in 2010 and 2011.  The Company expects to maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this could potentially have the effect of suppressing net interest margin and net interest income.  The FDIC indemnification asset decreased $38.3 million from December 31, 2010 due primarily to amortization relating to the reduction in expected reimbursements under the loss sharing agreements previously discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total liabilities increased $9.3 million from December 31, 2010 to $3.12 billion at September 30, 2011.  The increase was primarily attributable to increases in deposits partially offset by decreases in securities sold under reverse repurchase agreements with customers.  Total deposits increased $22.9 million from December 31, 2010.  Transaction account balances increased $138.9 million to $1.44 billion at September 30, 2011, up from $1.30 billion at December 31, 2010 while retail certificates of deposit decreased $28.0 million to $908.4 million at September 30, 2011, down from $936.4 million at December 31, 2010.  Since the second quarter of 2010, the Company’s transaction account balances have trended upward while retail certificates of deposit have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment.  Total brokered deposits (excluding CDARS customer account balances) were $55.8 million at September 30, 2011, compared to $144.5 million at December 31, 2010.  The decrease was the result of $95.3 million of brokered deposits that matured or were called by the Company during the nine months while only $10.0 million of new brokered deposits were added.  In addition, at September 30, 2011 and December 31, 2010, Great Southern Bank customer deposits totaling $219.5 million and $218.8 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the nine months ended September 30, 2011.  Securities sold under reverse repurchase agreements with customers decreased $11.5 million from December 31, 2010 as these balances fluctuate over time.  FHLBank advances decreased $2.0 million from December 31, 2010. The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $10.4 million from $304.0 million at December 31, 2010 to $314.4 million at September 30, 2011.  The Company recorded net income of $18.2 million for the nine months ended September 30, 2011, common and preferred dividends declared were $9.4 million and accumulated other comprehensive gain increased $7.4 million.  The increase in accumulated other comprehensive gain resulted from increases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $360,000 due to stock option exercises.

On August 18, 2011, the Company received an investment of $57.9 million in its preferred stock from the United States Department of the Treasury (Treasury) under the Small Business Lending Fund (SBLF).  Simultaneously with the receipt of the SBLF funds, the Company redeemed the $58.0 million of shares of preferred stock issued to the Treasury in December 2008 under the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program.  The Company also repurchased the common stock warrant representing 909,091 shares held by the Treasury that was issued as a part of the Company’s participation in the CPP for a price of $6.4 million, or $7.08 per warrant share.  For further details of these transactions, see the “Capital Resources” section of this Quarterly Report on Form 10-Q.

Prior to our redemption of the CPP preferred stock, we were precluded from purchasing shares of the Company’s stock without the Treasury's consent.  Our participation in the SBLF program does not preclude us from purchasing shares of the Company’s stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company’s Tier 1 capital would be at least equal to the “Tier 1 Dividend Threshold” under the terms of the SBLF preferred stock and (ii) full dividends on all outstanding shares of SBLF preferred stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  See “Capital Resources.”  The Company has historically utilized stock buy-back programs from time to time as long as it believed that repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the market price of the stock.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2011 and 2010

General

Net income was $6.5 million for the three months ended September 30, 2011 compared to net income of $6.2 million for the three months ended September 30, 2010. This increase of $291,000, or 4.7%, was primarily due to an increase in net interest income of $11.4 million, or 37.9%, a decrease in provision for loan losses of $2.3 million, or 21.3%, and a decrease in provision for income taxes of $399,000, or 13.9%, partially offset by a decrease in non-interest income of $13.4 million, or 109.9%, and an increase in non-interest expense of $415,000, or 1.8%.  Net income available to common shareholders was $4.4 million and $5.3 million for the quarters ended September 30, 2011 and 2010, respectively.

Net income was $18.2 million for the nine months ended September 30, 2011 compared to net income of $17.5 million for the nine months ended September 30, 2010. This increase of $713,000, or 4.1%, was primarily due to an increase in net interest income of $37.4 million, or 44.6%, a decrease in provision for loan losses of $3.2 million, or 11.2%, and a decrease in provision for income taxes of $1.9 million, or 23.6%, partially offset by a decrease in non-interest income of $40.5 million, or 114.5%, and an increase in non-interest expense of $1.2 million, or 1.8%. Net income available to common shareholders was $14.6 million and $15.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Total Interest Income

Total interest income increased $8.4 million, or 20.3%, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The increase was due to an $8.3 million increase in interest income on loans and a $144,000 increase in interest income on investments and other interest-earning assets.  Total interest income increased $27.2 million, or 22.5%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The increase was due to a $27.9 million increase in interest income on loans partially offset by a $617,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased primarily due to increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which were previously discussed in Note 9 of the Notes to Consolidated Financial Statements. Interest income from investment securities and other interest-earning assets decreased during the nine months ended September 30, 2011 due to lower average rates of interest, partially offset by higher average balances. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended September 30, 2011 compared to the three months ended September 30, 2010, interest income on loans increased due to higher average interest rates and higher average balances. Interest income increased $7.9 million as a result of higher average interest rates on loans.  The average yield on loans increased from 7.05% during the three months ended September 30, 2010, to 8.63% during the three months ended September 30, 2011.  This increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 FDIC-assisted transactions as previously discussed in Note 9 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased each quarter beginning with the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $83.4 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the third quarter of 2010, resulting in a total of $73.5 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the quarters ended September 30, 2011 and 2010, the adjustments increased interest income by $14.2 million and $4.2 million, respectively, and decreased non-interest income by $12.7 million and $3.6 million, respectively.  The net impact to pre-tax income was $1.5 million and $672,000, respectively, for the quarters ended September 30, 2011 and 2010.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  As of September 30, 2011, the remaining accretable yield adjustment that will affect interest income is $24.2 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(20.9) million.  Of the remaining adjustments, we expect to recognize $8.8 million of interest income and $(7.8) million of non-interest income (expense) in the remainder of 2011.  Apart from the yield accretion, the average yield on loans was 5.79% for the three months ended September 30, 2011, down from 6.19% for the three months ended September 30, 2010, as a result of both normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income increased $359,000 as the result of higher average loan balances which increased from $1.97 billion during the quarter ended September 30, 2010, to $1.99 billion during the quarter ended September 30, 2011. The higher average balance resulted primarily from increases in average outstanding commercial real estate loans and other residential (multi-family) loans.  In response to the economic recession, the Bank originated commercial real estate loans with the goal of at least maintaining the current percentage of these loans in the portfolio and originated an increased amount of other residential (multi-family) loans while limiting lending on construction and land development loan types to reduce the risk in the loan portfolio.

During the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, interest income on loans increased due to higher average interest rates partially offset by lower average balances. Interest income increased $31.9 million as a result of higher average interest rates on loans.  The average yield on loans increased from 6.54% during the nine months ended September 30, 2010, to 8.73% during the nine months ended September 30, 2011.  This increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 FDIC-assisted transactions as discussed above for the three months ended September 30, 2011 and as previously discussed in Note 9 of the Notes to Consolidated Financial Statements.  For the nine months ended September 30, 2011 and 2010, the adjustments increased interest income by $39.7 million and $4.2 million respectively, and decreased non-interest income by $35.5 million and $3.6 million, respectively.  The net impact to pre-tax income was $4.2 million and $672,000, respectively, for the nine months ended September 30, 2011 and 2010.  Apart from the yield accretion, the average yield on loans was 6.02% for the nine months ended September 30, 2011, down from 6.26% for the nine months ended September 30, 2010 for reasons discussed above.

Interest income decreased $4.0 million as the result of lower average loan balances which decreased from $2.04 billion during the nine months ended September 30, 2010, to $1.95 billion during the nine months ended September 30, 2011.  The decrease in average loan balances for the comparable nine-month periods was due primarily to decreases in average outstanding construction loans and one- to four-family residential loans, partially offset by an increase in other residential (multi-family) loans.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Interest income increased $908,000 as a result of an increase in average balances from $1.00 billion during the three months ended September 30, 2010, to $1.09 billion during the three months ended September 30, 2011.  Average balances of securities increased due to purchases made for pledging to secure public-fund deposits while average interest-earning deposits decreased slightly due to a decrease in average interest-bearing deposits.  Interest income decreased $764,000 due to a decrease in average interest rates from 2.58% during the three months ended September 30, 2010, to 2.44% during the three months ended September 30, 2011.

Interest income on investments and other interest-earning assets decreased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Interest income decreased $2.5 million as a result of a decrease in average interest rates from 2.82% during the nine months ended September 30, 2010, to 2.37% during the nine months ended September 30, 2011.  The majority of the Company’s securities in the 2010 and 2011 periods were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually. The actual amount of securities that will reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates). Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages. As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  Interest income increased $1.9 million as a result of an increase in average balances from $1.00 billion during the nine months ended September 30, 2010, to $1.16 billion during the nine months ended September 30, 2011.  Average balances of securities increased due to purchases made for pledging to secure public-fund deposits and higher levels of average interest-bearing deposits were maintained for liquidity.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At September 30, 2011, the Company had cash and cash equivalents of $345.3 million compared to $430.0 million at December 31, 2010. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $3.0 million, or 26.6%, during the three months ended September 30, 2011, when compared with the three months ended September 30, 2010, due to a decrease in interest expense on deposits of $2.9 million, or 32.3%, a decrease in interest expense on FHLBank advances of $54,000, or 3.9%, a decrease in interest expense on short-term and structured repo borrowings of $31,000, or 4.0%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $14,000, or 9.1%.

Total interest expense decreased $10.2 million, or 27.4%, during the nine months ended September 30, 2011, when compared with the nine months ended September 30, 2010, primarily due to a decrease in interest expense on deposits of $9.6 million, or 32.1%, a decrease in interest expense on short-term and structured repo borrowings of $319,000, or 12.4%, a decrease in interest expense on FHLBank advances of $258,000, or 6.2%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $12,000, or 2.8%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $424,000 due to a decrease in average rates from 0.89% during the three months ended September 30, 2010, to 0.74% during the three months ended September 30, 2011. The average interest rates decreased due to lower overall market rates of interest since September 30, 2010 and because the Company chose to pay lower rates during the three months ended September 30, 2011 when compared to the same period in 2010. Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits increased $149,000 due to an increase in average balances from $955 million during the three months ended September 30, 2010, to $1.00 billion during the three months ended September 30, 2011. The increase in average balances of demand deposits was primarily a result of customer preference to transition from time deposits to demand deposits as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts.

Interest expense on demand deposits decreased $1.4 million due to a decrease in average rates from 0.94% during the nine months ended September 30, 2010, to 0.75% during the nine months ended September 30, 2011. Interest expense on demand deposits increased $1.1 million due to an increase in average balances from $901 million during the nine months ended September 30, 2010, to $1.07 billion during the nine months ended September 30, 2011.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

Interest expense on time deposits decreased $1.9 million as a result of a decrease in average rates of interest from 1.99% during the three months ended September 30, 2010, to 1.40% during the three months ended September 30, 2011.  A large portion of the Company’s certificate of deposit portfolio matures within one year and so reprices fairly quickly; this is consistent with the portfolio over the past several years.  Interest expense on deposits decreased $764,000 due to a decrease in average balances of time deposits from $1.37 billion during the three months ended September 30, 2010, to $1.21 billion during the three months ended September 30, 2011.  As previously mentioned, the decrease in average balances of time deposits was partly the result of customer preference to transition from time deposits to demand deposits.  Also contributing to the decrease was the redemption of $138.5 million brokered deposits since September 30, 2010 while just $10 million new brokered deposits were added due to the Company’s existing high liquidity levels.

Interest expense on time deposits decreased $3.8 million due to a decrease in average balances from $1.54 billion during the nine months ended September 30, 2010, to $1.26 billion during the nine months ended September 30, 2011.  Interest expense on time deposits decreased $5.4 million due to a decrease in average rates from 2.05% during the nine months ended September 30, 2010, to 1.52% during the nine months ended September 30, 2011. The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

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

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended September 30, 2011 compared to the three months ended September 30, 2010, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $79,000 due to a decrease in average balances from $160 million during the three months ended September 30, 2010, to $152 million during the three months ended September 30, 2011. Interest expense on FHLBank advances increased $25,000 due to an increase in average interest rates from 3.41% in the three months ended September 30, 2010, to 3.45% in the three months ended September 30, 2011.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

During the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average interest rates. Interest expense on FHLBank advances decreased $335,000 due to a decrease in average balances from $165 million during the nine months ended September 30, 2010, to $152 million during the nine months ended September 30, 2011. Interest expense on FHLBank advances increased $77,000 due to an increase in average interest rates from 3.38% in the nine months ended September 30, 2010, to 3.44% in the nine months ended September 30, 2011.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $59,000 due to a decrease in average balances from $324 million during the three months ended September 30, 2010, to $301 million during the three months ended September 30, 2011. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate. Interest expense on short-term and structured repo borrowings increased $28,000 due to a slight increase in average rates on short-term borrowings from 0.95% in the three months ended September 30, 2010, to 0.98% in the three months ended September 30, 2011.

Interest expense on short-term and structured repo borrowings decreased $340,000 due to a decrease in average balances from $352 million during the nine months ended September 30, 2010, to $305 million during the nine months ended September 30, 2011. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate. Interest expense on short-term and structured repo borrowings increased $21,000 due to relatively consistent average rates on short-term borrowings for the comparable nine-month periods.

Interest expense on subordinated debentures issued to capital trusts decreased $14,000 due to a decrease in average rates from 1.98% in the three months ended September 30, 2010, to 1.79% in the three months ended September 30, 2011.  Interest expense on subordinated debentures issued to capital trusts decreased $12,000 due to a decrease in average rates from 1.87% in the nine months ended September 30, 2010, to 1.82% in the nine months ended September 30, 2011.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended September 30, 2011 increased $11.4 million to $41.6 million compared to $30.2 million for the three months ended September 30, 2010. Net interest margin was 5.37% in the three months ended September 30, 2011, compared to 4.03% in the three months ended September 30, 2010, an increase of 134 basis points, or 33.3%.  In the comparable three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 9 of the Notes to Consolidated Financial Statements. The impact of these changes on the three months ended September 30, 2011 and 2010 were increases in interest income of $14.2 million and $4.2 million, respectively, and increases in net interest margin of 184 basis points and 56 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased seven basis points during the three months ended September 30, 2011, primarily due to a change in the deposit mix over the last year.  Since September 30, 2010, lower-cost checking accounts increased as customers added to existing accounts or new customer accounts were opened while higher-cost brokered deposits decreased.  Since September 30, 2010, the Company redeemed $138.5 million of brokered deposits while just $10 million new brokered deposits were added due to the Company’s existing high liquidity levels.  Retail certificates of deposit also continued to decrease, and those that were renewed or replaced generally had lower market rates of interest.  Partially offsetting the decrease in yields on deposits were overall decreases in yields on investments and loans, excluding the yield accretion income discussed above, when compared to the year-ago quarter.

The Company's overall interest rate spread increased 127 basis points, or 32.2%, from 3.95% during the three months ended September 30, 2010, to 5.22% during the three months ended September 30, 2011. The gross change was due to a 91 basis point increase in the weighted average yield on interest-earning assets and a 36 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 158 basis points while the yield on investment securities and other interest-earning assets decreased 14 basis points. The rate paid on deposits decreased 44 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 19 basis points, the rate paid on FHLBank advances increased four basis points and the rate paid on short-term borrowings increased three basis points.

Net interest income for the nine months ended September 30, 2011 increased $37.4 million to $121.3 million compared to $83.9 million for the nine months ended September 30, 2010. Net interest margin was 5.21% in the nine months ended September 30, 2011, compared to 3.69% in the nine months ended September 30, 2010, an increase of 152 basis points, or 41.2%.  The Company's overall interest rate spread increased 143 basis points, or 39.1%, from 3.66% during the nine months ended September 30, 2010, to 5.09% during the nine months ended September 30, 2011. The gross change was due to a 104 basis point increase in the weighted average rate paid on interest-earning assets and a 39 basis point decrease in the weighted average yield on interest-bearing liabilities.  In comparing the two periods, the yield on loans increased 219 basis points while the yield on investment securities and other interest-earning assets decreased 45 basis points. The rate paid on deposits decreased 47 basis points, the rate paid on subordinated debentures issued to capital trusts decreased five basis points, the rate paid on FHLBank advances increased six basis points and the rate paid on short-term borrowings remained the same.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses decreased $2.3 million, from $10.8 million during the three months ended September 30, 2010, to $8.5 million during the three months ended September 30, 2011.  The provision for loan losses decreased $3.2 million, from $28.3 million during the nine months ended September 30, 2010, to $25.1 million during the nine months ended September 30, 2011.  At September 30, 2011, the allowance for loan losses was $40.5 million, a decrease of $1.0 million from December 31, 2010.  Net charge-offs were $8.5 million in the three months ended September 30, 2011, versus $11.2 million in the three months ended September 30, 2010. Net charge-offs were $26.2 million in the nine months ended September 30, 2011, versus $28.3 million in the nine months ended September 30, 2010. Thirteen relationships accounted for $21.4 million of the net charge-off total for the nine months ended September 30, 2011.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the March 20, 2009 and September 4, 2009, FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations were described in detail in Note 9 of the Notes to Consolidated Financial Statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the legacy Great Southern Bank portfolio, with most of the focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At September 30, 2011, one loan pool exhibited risk of loss and had allowances for loan losses totaling $30,000.  The loan pool was acquired through the Vantus Bank FDIC-assisted transaction and because of the loss sharing agreement, only 20% of the anticipated $30,000 loss would be ultimately borne by the Bank.  During the nine months ended September 30, 2011, one loan pool that was acquired through the Vantus Bank FDIC-assisted transaction and had allowances for loan losses totaling $800,000 at December 31, 2010 was charged-off.  Because of the loss sharing agreement, only 20% of the loss was ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.33% and 2.48% at September 30, 2011 and December 31, 2010, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at September 30, 2011, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank and Vantus Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below because losses from these assets are covered under loss sharing agreements with the FDIC which provide for at least 80% protection from losses. In addition, FDIC-covered assets were recorded at their estimated fair values as of March 20, 2009, and September 4, 2009, respectively.  The overall performance of FDIC-covered loan pools has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at September 30, 2011, were $81.8 million, an increase of $3.5 million from $78.3 million at December 31, 2010. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 2.39% at September 30, 2011, compared to 2.30% at December 31, 2010. Compared to December 31, 2010, non-performing loans decreased $467,000 to $29.9 million and foreclosed assets increased $3.1 million to $52.0 million.  Construction and land development loans comprised $7.4 million, or 24.7%, of the total $29.9 million of non-performing loans at September 30, 2011, compared with $8.1 million or 27.6% of the total $29.4 million of non-performing loans at December 31, 2010.  Non-performing commercial real estate loans were $7.5 million, or 25.0%, of the total non-performing loans at September 30, 2011, compared with $6.1 million, or 20.7%, at December 31, 2010.

Non-performing Loans.  Non-performing loans have increased since the economic recession began in 2008.  During the nine months ended September 30, 2011, economic growth was slow and because of this, we experienced continued higher levels of additions to non-performing loans during the nine months ended September 30, 2011.  During the year ended December 31, 2010, $51.0 million of loans were added to non-performing loans and over half of the additions were in the land development, one- to four-family residential and commercial real estate categories.  Activity in the non-performing loans category during the nine months ended September 30, 2011 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$578	$2,075	$—	$—	$—	$(100)	$(674)	$1,879
Subdivision construction	1,860	9,563	(26)	(246)	(2,845)	(3,133)	(110)	5,063
Land development	5,668	101	(667)	(667)	(2,931)	(899)	(176)	429
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	5,608	6,075	—	—	(2,963)	(824)	(808)	7,088
Other residential	4,203	189	—	—	(183)	(906)	(58)	3,245
Commercial real estate	6,074	18,514	(5,316)	(1,911)	(3,619)	(5,014)	(1,254)	7,474
Commercial business	3,832	1,454	(497)	(3)	(89)	(466)	(421)	3,810
Consumer	1,597	1,096	(318)	(120)	(50)	(297)	(1,009)	899

Total	$29,420	$39,067	$(6,824)	$(2,947)	$(12,680)	$(11,639)	$(4,510)	$29,887

At September 30, 2011, the commercial real estate category of non-performing loans included eight loans.  The largest relationship in this category, which was added during the quarter, totaled $4.4 million, or 59.5% of the total category, and was collateralized by property in Springfield, Mo.  The one- to four-family residential category included 65 loans, 20 of which were added during the quarter.

Potential Problem Loans.  Potential problem loans have increased since the economic recession began in 2008.  During the nine months ended September 30, 2011, economic growth was slow and because of this, we experienced continued higher levels of additions to potential problem loans during the nine months ended September 30, 2011.  During the year ended December 31, 2010, $79.0 million of loans were added to potential problem loans and almost half of the additions were in the land development and commercial real estate categories.  Compared to December 31, 2010, potential problem loans decreased $11.7 million, or 21.0%.  This decrease included $14.7 million of loans removed from potential problem loans and $18.4 million of loans transferred to non-performing loans or foreclosed assets categories.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the nine months ended September 30, 2011 was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$714	$839	$(339)	$(261)	$—	$—	$(647)	$306
Subdivision construction	6,473	5,261	(1,131)	(2,590)	—	(861)	(371)	6,781
Land development	11,476	803	(1,724)	—	(3,832)	(1,327)	(195)	5,201
Commercial construction	1,851	—	(1,200)	—	—	(651)	—	—
One- to four-family residential	8,786	1,646	(1,621)	(1,504)	—	(890)	(2,176)	4,241
Other residential	5,674	189	(3,850)	(189)	—	(1,715)	(7)	102
Commercial real estate	14,729	21,429	(1,160)	(5,480)	(2,669)	(483)	(283)	26,083
Commercial business	5,934	3,151	(3,653)	(511)	(1,361)	(1,512)	(820)	1,228
Consumer	12	225	(62)	(11)	—	—	(133)	31

Total	$55,649	$33,543	$(14,740)	$(10,546)	$(7,862)	$(7,439)	$(4,632)	$43,973

At September 30, 2011, the commercial real estate category of potential problem loans included 17 loans.  The largest two relationships in this category had balances of $7.4 million and $5.4 million, respectively, or 49.2% of the total category.  Both relationships were added during the quarter and were collateralized by properties in southwest Missouri.  The subdivision construction category of potential problem loans included 11 loans.  The largest relationship in this category, which was added during the quarter, had a balance of $3.3 million, or 48.6% of the total category, and was collateralized by property in Springfield, Mo.  The loans added to the commercial real estate category totaling $7.4 million and the loans added to the subdivision construction category totaling $3.3 million belong to the same borrower relationship.

Foreclosed Assets.  Of the total $65.7 million of foreclosed assets at September 30, 2011, $13.7 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009.  These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the nine months ended September 30, 2011, economic growth was slow and real estate markets did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during the nine months ended September 30, 2011.  Because sales of foreclosed properties have been slower than additions, total foreclosed assets increased.  The trend of higher additions and lower sales due to the economy is magnified in the land development category where properties are more speculative in nature and market activity has been very slow. Activity in foreclosed assets during the nine months ended September 30, 2011 was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$2,510	$—	$(1,409)	$175	$(118)	$1,158
Subdivision construction	19,816	2,079	(3,372)	—	(48)	18,475
Land development	10,620	7,528	(800)	—	—	17,348
Commercial construction	3,997	—	(1,250)	—	—	2,747
One- to four-family residential	2,896	3,140	(3,523)	13	(232)	2,294
Other residential	4,178	983	(193)	—	(6)	4,962
Commercial real estate	4,565	6,288	(7,206)	—	(134)	3,513
Commercial business	—	89	(10)			79
Consumer	318	2,204	(1,137)	—	—	1,385

Total	$48,900	$22,311	$(18,900)	$188	$(538)	$51,961

At September 30, 2011, the subdivision construction category of foreclosed assets included 63 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.8 million, or 20.6% of the total category.  Of the total dollar amount in the subdivision construction category, 23.9% is located in Branson, Mo.  The land development category of foreclosed assets included 25 properties, the largest of which had a balance of $4.3 million, or 24.7% of the total category.  Of the total dollar amount in the land development category, 39.2% was located in northwest Arkansas, including the largest property previously mentioned.

Non-interest Income

For the three months ended September 30, 2011, non-interest income decreased $13.4 million, or 109.9%, to a negative $1.2 million when compared to the three months ended September 30, 2010, primarily as a result of the following items:

Amortization of indemnification asset:  As previously described in Note 9 of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $12.7 million of amortization (expense) was recorded in the 2011 period relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This amortization (expense) amount was up $9.1 million from the $3.6 million that was recorded in the 2010 period relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.

Securities gains and impairments:  During the 2010 period, in addition to sales of certain mortgage-backed securities, nearly all of the securities acquired through the 2009 FDIC-assisted transactions were sold to eliminate securities with lower yields and blocks of smaller securities and to realize the gain positions of the securities.  Fewer securities were sold during the quarter ended September 30, 2011, and therefore, gains recognized on sales were $483,000, down $4.9 million from $5.4 million for the quarter ended September 30, 2010.

For the nine months ended September 30, 2011, non-interest income decreased $40.5 million, or 114.5%, to a negative $5.1 million when compared to the nine months ended September 30, 2010, primarily as a result of the following items:

Amortization of indemnification asset:  As previously described in Note 9 of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $35.5 million of amortization (expense) was recorded in the 2011 period relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This amortization (expense) amount was up $31.9 million from the $3.6 million that was recorded in the 2010 period relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.

Securities gains and impairments:  As previously mentioned, fewer securities were sold during the nine months ended September 30, 2011, and, therefore, gains recognized on sales were $483,000, down $8.4 million from $8.9 million recognized for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, a $400,000 loss was recorded as a result of an impairment write-down in the value of an investment in a non-agency CMO.  The Company continues to hold this security in the available-for-sale category.  During the nine months ended September 30, 2010, no impairment write-downs were necessary based on analyses of the securities portfolio.

Service charges and ATM fees:  Overdraft regulations on ATM and certain debit card transactions became effective during the third quarter of 2010.  These overdraft regulations were expected to adversely affect overdraft fees and this expectation has proven accurate.  Compared to the nine months ended September 30, 2010, income related to total service charges and ATM fees decreased $1.1 million during the nine months ended September 30, 2011.

Partially offsetting the above decreases in non-interest income was a $598,000 increase in commission income during the nine months ended September 30, 2011, compared to the same period in 2010.  This increase is primarily due to an overall increase in activity for Great Southern Travel as well as two new Travel locations operating in Olathe, Kan. and Des Moines, Iowa that opened in July and November 2010, respectively.

Non-interest Expense

For the three months ended September 30, 2011, non-interest expense increased $415,000, or 1.8%, to $23.0 million, when compared to the three months ended September 30, 2010.  The increase was primarily due to the following items:

New banking centers:  Continued internal growth of the Company since the quarter ended September 30, 2010 caused an increase in non-interest expense during the quarter ended September 30, 2011.  The Company opened two retail banking centers in the St. Louis, Mo. market area, one in Clayton, Mo. in May 2011, and the other in Des Peres, Mo. in September 2010. A new banking center was also opened in Forsyth, Mo. in December 2010 that is intended to complement existing banking centers in that market area.   The operation of these three new locations increased non-interest expense for the quarter ended September 30, 2011 by $150,000 over the same period in 2010.  The increase primarily impacted the salaries and benefits and net occupancy expense line items.  For additional information on the Company’s growth, see the “Business Initiatives” section of this Quarterly Report on Form 10-Q.

Salaries and benefits:  As a result of the Company’s overall growth, the number of associates employed by the Company in operational and lending areas increased 5.4% from September 30, 2010 to September 30, 2011.  This personnel increase, as well as general merit increases for existing employees, was primarily responsible for the increased salaries and benefits paid of $558,000, or 5.0%, in the quarter ended September 30, 2011 when compared with the quarter ended September 30, 2010.

Net occupancy expense:  During the fourth quarter of 2010, the Company completed its final settlements with the FDIC for the purchase of the real estate, furniture and fixtures of the branch locations operated as a result of the FDIC-assisted transactions which took place during 2009.  For the third quarter of 2011, depreciation related to the buildings, furniture and equipment purchased increased net occupancy expense by $300,000 over the third quarter of 2010.

FDIC insurance premiums:  In the third quarter of 2011, deposit insurance premiums increased $553,000 over the third quarter of 2010 due to an increase in the Company’s insured deposits, partially offset by a reduction in the deposit premium rates charged by the FDIC.

Partially offsetting the above increases in non-interest expense was a $1.4 million decrease in expense on foreclosed assets for the quarter ended September 30, 2011 when compared to the same period in 2010.  The decrease was primarily due to higher write-downs on foreclosed assets in the 2010 period.

For the nine months ended September 30, 2011, non-interest expense increased $1.2 million, or 1.9%, to $66.8 million, when compared to the nine months ended September 30, 2010.  The increase was primarily due to the following items:

New banking centers:  Continued internal growth of the Company through new banking centers in Clayton, Mo., Des Peres, Mo. and Forsyth, Mo., as mentioned above, also contributed to the increase in non-interest expense in the first half of 2011.  The operation of these three new locations increased non-interest expense for the nine months ended September 30, 2011 by $501,000 over the same period in 2010.  The increase primarily impacted the salaries and benefits and net occupancy expense line items.

Salaries and benefits:  As discussed above, increases in personnel and general merit increases for existing employees were primarily responsible for the increase in salaries and benefits paid of $1.6 million, or 4.9%, in the nine months ended September 30, 2011 when compared with the nine months ended September 30, 2010.

Net occupancy expense:  During the fourth quarter of 2010, the Company completed its final settlements with the FDIC for the purchase of the real estate, furniture and fixtures of the branch locations operated as a result of the FDIC-assisted transactions which took place during 2009.  For the nine months ending September 30, 2011, depreciation related to the buildings, furniture and equipment purchased increased net occupancy expense by $910,000 over the nine months ending September 30, 2010.

FDIC insurance premiums:  In the nine months ended September 30, 2011, deposit insurance premiums increased $1.2 million over the same period of 2010 due to an increase in the Company’s insured deposits, partially offset by a reduction in the deposit premium rates charged by the FDIC.

Partially offsetting the above increases in non-interest expense was a $2.9 million decrease in expense on foreclosed assets for the nine months ended September 30, 2011 when compared to the same period in 2010.  The decrease was primarily due to higher write-downs on foreclosed assets in the 2010 period.

The Company’s efficiency ratio for the three months ended September 30, 2011, was 56.93% compared to 53.27% for the same period in 2010. The efficiency ratio for the nine months ended September 30, 2011, was 57.48% compared to 54.97% for the same period in 2010.  The changes in the ratios from the prior to current periods were primarily due to changes in gains/losses on securities, as well as the increases in non-interest expense.   The Company’s ratio of non-interest expense to average assets increased from 2.64% for the three months ended September 30, 2010, to 2.70% for the three months ended September 30, 2011.  The increase in the current period ratio was due to slightly higher expenses in the 2011 period.  The Company’s ratio of non-interest expense to average assets increased from 2.45% for the nine months ended September 30, 2010, to 2.58% for the nine months ended September 30, 2011.  The increase in the current period ratio was due to lower average assets and increased non-interest expense in the 2011 period.  Average assets for the three months ended September 30, 2011 decreased $9.1 million, or 0.3%, from the three months ended September 30, 2010.  Average assets for the nine months ended September 30, 2011 decreased $120.4 million, or 3.4%, from the nine months ended September 30, 2010.

Provision for Income Taxes

The Company’s effective tax rate (as compared to the statutory federal tax rate of 35.0%) was 27.6% and 24.8% for the three and nine months ended September 30, 2011, respectively, due to the effects of investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. The decrease in taxes due to tax credits was partially offset by higher non-interest expense related to the amortization of the investment in tax credits.  Credits totaling $200,000 and $1.2 million for the three and nine months ended September 30, 2011, respectively, were used to reduce the Company’s tax expense which resulted in corresponding amortization in non-interest expense of $352,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively, to reduce the investment in these credits.  The Company’s effective tax rate was 31.7% and 31.0% for the three and nine months ended September 30, 2010, respectively, due to the effects of tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. In future periods, the Company expects its effective tax rate will be approximately 22%-26%.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of its utilization of tax credits.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $555,000 and $590,000 for the three months ended September 30, 2011 and 2010, respectively. Fees included in interest income were $1.6 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2011(2)	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.30%	$305,348	$5,684	7.39%	$330,438	$5,583	6.70%
Other residential	5.41	257,646	3,997	6.15	220,497	3,351	6.03
Commercial real estate	5.77	698,642	14,857	8.44	648,652	12,367	7.56
Construction	5.49	255,787	7,587	11.77	312,650	4,622	8.79
Commercial business	5.54	196,578	5,878	11.86	177,013	3,921	5.86
Other loans	7.20	208,882	4,272	8.11	216,644	4,179	7.65
Industrial revenue bonds(1)	5.99	68,156	1,011	5.89	65,128	977	5.95

Total loans receivable	5.84	1,991,039	43,286	8.63	1,971,022	35,000	7.05

Investment securities(1)	3.49	828,484	6,595	3.16	741,999	6,449	3.45
Other interest-earning assets	0.15	257,107	84	0.13	262,780	86	0.13

Total interest-earning assets	4.74	3,076,630	49,965	6.44	2,975,801	41,535	5.53
Non-interest-earning assets:
Cash and cash equivalents		73,952			193,365
Other non-earning assets		263,598			254,144
Total assets		$3,414,180			$3,423,310

Interest-bearing liabilities:
Interest-bearing demand and savings	0.61	$1,000,382	1,864	0.74	$954,553	2,139	0.89
Time deposits	1.38	1,205,885	4,256	1.40	1,372,277	6,898	1.99
Total deposits	1.00	2,206,267	6,120	1.10	2,326,830	9,037	1.54
Short-term borrowings and structured repurchase agreements	0.98	301,185	746	0.98	324,353	777	0.95
Subordinated debentures issued to capital trusts	1.81	30,929	140	1.79	30,929	154	1.98
FHLB advances	3.47	151,749	1,319	3.45	159,919	1,373	3.41

Total interest-bearing liabilities	1.14	2,690,130	8,325	1.22	2,842,031	11,341	1.58
Non-interest-bearing liabilities:
Demand deposits		390,192			249,783
Other liabilities		12,664			20,981
Total liabilities		3,092,986			3,112,795
Stockholders’ equity		321,194			310,515
Total liabilities and stockholders’ equity		$3,414,180			$3,423,310

Net interest income:
Interest rate spread	3.60%		$41,640	5.22%		$30,194	3.95%
Net interest margin*				5.37%			4.03%
Average interest-earning assets to average interest-bearing liabilities		114.4%			104.7%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $102.7 million and $71.7 million for the three months ended September 30, 2011 and 2010, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $43.7 million and $47.6 million for the three months ended September 30, 2011 and 2010, respectively. Interest income on tax-exempt assets included in this table was $1.7 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.6 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively.

(2)
The yield/rate on loans at September 30, 2011 does not include the impact of the accretable yield (income) on loans acquired in the 2009 FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended September 30, 2011.

	September 30, 2011(2)	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.30%	$308,292	$17,560	7.62%	$339,698	$15,936	6.27%
Other residential	5.41	249,112	11,340	6.09	217,762	9,816	6.03
Commercial real estate	5.77	669,835	41,291	8.24	684,840	34,692	6.77
Construction	5.49	263,700	25,676	13.02	332,341	14,943	7.60
Commercial business	5.54	183,295	16,176	11.80	172,555	9,806	6.01
Other loans	7.20	209,146	12,483	7.98	226,382	11,579	6.84
Industrial revenue bonds (1)	5.99	70,320	3,087	5.87	66,161	2,975	6.01

Total loans receivable	5.84	1,953,700	127,613	8.73	2,039,739	99,747	6.54

Investment securities (1)	3.49	835,251	20,117	3.22	763,394	20,804	3.64
Other interest-earning assets	0.15	324,037	419	0.17	238,460	349	0.20

Total interest-earning assets	4.74	3,112,988	148,149	6.36	3,041,593	120,900	5.32
Non-interest-earning assets:
Cash and cash equivalents		74,081			258,597
Other non-earning assets		260,887			268,171
Total assets		$3,447,956			$3,568,361

Interest-bearing liabilities:
Interest-bearing demand and savings	0.61	$1,067,565	5,990	0.75	$900,975	6,340	0.94
Time deposits	1.38	1,257,592	14,277	1.52	1,535,349	23,494	2.05
Total deposits	1.00	2,325,157	20,267	1.17	2,436,324	29,834	1.64
Short-term borrowings and structured repurchase agreements	0.98	305,289	2,249	0.98	351,565	2,568	0.98
Subordinated debentures issued to capital trusts	1.81	30,929	420	1.82	30,929	432	1.87
FHLB advances	3.47	152,284	3,920	3.44	165,285	4,178	3.38

Total interest-bearing liabilities	1.14	2,813,659	26,856	1.27	2,984,103	37,012	1.66
Non-interest-bearing liabilities:
Demand deposits		302,975			252,240
Other liabilities		14,268			22,462
Total liabilities		3,130,902			3,258,805
Stockholders’ equity		317,054			309,556
Total liabilities and stockholders’ equity		$3,447,956			$3,568,361

Net interest income:
Interest rate spread	3.60%		$121,293	5.09%		$83,888	3.66%
Net interest margin*				5.21%			3.69%
Average interest-earning assets to average interest-bearing liabilities		110.6%			101.9%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $98.3 million and $65.9 million for the nine months ended September 30, 2011 and 2010, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $44.1 million and $46.4 million for the nine months ended September 30, 2011 and 2010, respectively. Interest income on tax-exempt assets included in this table was $5.2 million and $3.9 million for the nine months ended September 30, 2011 and 2010, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $4.7 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)
The yield/rate on loans at September 30, 2011 does not include the impact of the accretable yield (income) on loans acquired in the 2009 FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the nine months ended September 30, 2011.

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

	Three Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$7,927	$359	$8,286
Investment securities	(764)	910	146
Other interest-earning assets	--	(2)	(2)
Total interest-earning assets	7,163	1,267	8,430
Interest-bearing liabilities:
Demand deposits	(424)	149	(275)
Time deposits	(1,878)	(764)	(2,642)
Total deposits	(2,302)	(615)	(2,917)
Short-term borrowings and structured repo	28	(59)	(31)
Subordinated debentures issued to capital trust	(14)	--	(14)
FHLBank advances	25	(79)	(54)
Total interest-bearing liabilities	(2,263)	(753)	(3,016)
Net interest income	$9,426	$2,020	$11,446

	Nine Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$31,870	$(4,004)	$27,866
Investment securities	(2,549)	1,862	(687)
Other interest-earning assets	(44)	114	70
Total interest-earning assets	29,277	(2,028)	27,249
Interest-bearing liabilities:
Demand deposits	(1,412)	1,062	(350)
Time deposits	(5,419)	(3,798)	(9,217)
Total deposits	(6,831)	(2,736)	(9,567)
Short-term borrowings and structured repo	21	(340)	(319)
Subordinated debentures issued to capital trust	(12)	--	(12)
FHLBank advances	77	(335)	(258)
Total interest-bearing liabilities	(6,745)	(3,411)	(10,156)
Net interest income	$36,022	$1,383	$37,405

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2011, the Company had commitments of approximately $429.9 million to fund loan originations, $74.4 million of unused lines of credit and unadvanced loans, and $22.0 million of outstanding letters of credit.

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

At September 30, 2011, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$276.3 million
Federal Reserve Bank line	$280.6 million
Interest-Bearing and Non-Interest-Bearing Deposits	$345.3 million
Unpledged Securities	$77.9 million

Statements of Cash Flows. During the nine months ended September 30, 2011 and 2010, respectively, the Company had positive cash flows from operating activities.  Cash flows from investing activities were negative for the nine months ended September 30, 2011 and were positive for the nine months ended September 30, 2010.  Cash flows from financing activities were negative for the nine months ended September 30, 2011 and 2010, respectively.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $63.0 million and $62.5 million during the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011, investing activities used cash of $144.2 million primarily due to the net increase in loans and investment securities for the period.  During the nine months ended September 30, 2010, investing activities provided cash of $209.9 million primarily due to the net decrease in loans and investment securities for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. In the current period, the change in cash flows from financing activities was also impacted by the issuance of preferred stock through the Company’s participation in the SBLF program as well as the redemption of preferred stock and the repurchase of common stock warrants which were both issued in conjunction with the Company’s participation in the CPP.  Financing activities used cash of $3.4 million and $239.4 million during the nine months ended September 30, 2011 and 2010, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2011, the Company's total stockholders' equity was $314.4 million, or 9.2% of total assets. At September 30, 2011, common stockholders' equity was $256.4 million, or 7.5% of total assets, equivalent to a book value of $19.03 per common share. Total stockholders’ equity at December 31, 2010, was $304.0 million, or 8.9%, of total assets. At December 31, 2010, common stockholders' equity was $247.5 million, or 7.3% of total assets, equivalent to a book value of $18.40 per common share.

At September 30, 2011 and December 31, 2010, the Company’s tangible common equity to total assets ratio was 7.3% and 7.1%, respectively. The Company’s tangible common equity to total risk-weighted assets ratio was 12.0% at September 30, 2011, compared to 12.4% at December 31, 2010.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2011, the Bank's Tier 1 risk-based capital ratio was 14.7%, total risk-based capital ratio was 15.9% and the Tier 1 leverage ratio was 9.0%. As of September 30, 2011, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2011, the Company's Tier 1 risk-based capital ratio was 15.6%, total risk-based capital ratio was 16.9% and the Tier 1 leverage ratio was 9.6%. As of September 30, 2011, the Company was "well capitalized" under the capital ratios described above.

On December 5, 2008, the Company completed a transaction to participate in the Treasury’s voluntary Capital Purchase Program (CPP).  The CPP, a part of the Emergency Economic Stabilization Act of 2009, was designed to provide capital to healthy financial institutions, thereby increasing confidence in the banking industry and increasing the flow of financing to businesses and consumers.  At the time the Company was approved to participate in the CPP in December 2008, it exceeded all “well-capitalized” regulatory benchmarks and, as indicated above, it continues to exceed these benchmarks.  The Company received $58.0 million from the Treasury through the sale of 58,000 shares of the Company's newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “CPP Preferred Stock”).  The Company also issued to the U.S. Treasury a warrant to purchase 909,091 shares of common stock at $9.57 per share.  The amount of preferred shares sold represented approximately 3% of the Company's risk-weighted assets at September 30, 2008.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of the 58,000 shares of CPP Preferred Stock, issued to the Treasury pursuant to the CPP, at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank over the baseline level calculated under the terms of the SBLF Preferred Stock ($152,567,000).  The initial dividend rate through September 30, 2011, was 5%.  Based upon the increase in the Bank’s level of QBSL over the baseline level, the dividend rates for the fourth quarter of 2011 and the first quarter of 2012 are expected to be approximately 2.6% and 1.0%, respectively, subject to confirmation by Treasury.  For the third through ninth calendar quarters after the closing, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum based on the level of qualifying loans.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.  In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25,000,000, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

On September 21, 2011, the Company completed the repurchase of the warrant held by the Treasury that was issued as a part of its participation in the CPP.  The 10-year warrant was issued on December 5, 2008 and entitled the Treasury to purchase 909,091 shares of Great Southern Bancorp, Inc. common stock at an exercise price of $9.57 per share.  The repurchase was completed for a price of $6.4 million, or $7.08 per warrant share, which was based on the fair market value of the warrant as agreed upon by the Company and the Treasury.

Dividends. During the three months ended September 30, 2011, the Company declared a common stock cash dividend of $0.18 per share, or 55% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2011). During the three months ended September 30, 2010, the Company declared a common stock cash dividend of $0.18 per share (which was paid in October 2010), or 47% of net income per common diluted share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2010). During the nine months ended September 30, 2011, the Company declared common stock cash dividends of $0.54 per share, or 50% of net income per common diluted share for that nine month period, and paid common stock cash dividends of $0.54 per share.  During the nine months ended September 30, 2010, the Company declared common stock cash dividends of $0.54 per share, or 50% of net income per common diluted share for that nine month period, and paid common stock cash dividends of $0.54 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of September 30, 2011, was paid to shareholders on October 13, 2011.  In addition, the Company paid preferred dividends as described below.

As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, during the nine months ended September 30, 2011, the Company paid preferred stock cash dividends of $725,000 on February 15, 2011, May 16, 2011 and August 15, 2011, respectively. In addition, preferred stock cash dividends of $24,167 were paid on August 18, 2011 in conjunction with the redemption of the CPP Preferred Stock on the same date.  During the nine months ended September 30, 2010, the Company paid preferred stock cash dividends of $725,000 on February 16, 2010, May 17, 2010 and August 16, 2010, respectively.  The redemption of the CPP Preferred Stock resulted in a non-cash deemed preferred stock dividend that reduced net income available to common shareholders in the three and nine months ended September 30, 2011 by $1.2 million.  This amount represents the difference between the repurchase price and the carrying amount of the CPP Preferred Stock, or the accelerated accretion of the applicable discount on the preferred shares.

The terms of the SBLF Preferred Stock impose limits on the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of September 30, 2011, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of 272,747,865, which is the Company’s consolidated Tier 1 capital as of June 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, plus the $57,943,000 in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5,794,300 (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the baseline level under the terms of the SBLF preferred stock (i.e., $152,567,000) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously precluded due to our participation in the CPP beginning in December 2008.  Therefore, during the three and nine months ended September 30, 2011 and 2010, respectively, the Company did not repurchase any shares of its common stock. During the three and nine months ended September 30, 2011, the Company issued 13,699 shares of stock at an average price of $12.43 per share and 21,313 shares of stock at an average price of $12.37 per share, respectively, to cover stock option exercises.  During the three and nine months ended September 30, 2010, the Company issued 10,400 shares of stock at an average price of $14.43 per share and 37,522 shares of stock at an average price of $13.97 per share, respectively, to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2011, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is fairly neutral. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2011, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Three members of the Turner family may exert substantial influence over the Company through their board and management positions and their ownership of the Company’s stock.

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company’s eight Board positions.  As of March 2, 2011, the most recent proxy date of record, they collectively beneficially own approximately 2,125,596 shares of the Company’s common stock (excluding 108,250 shares underlying stock options currently exercisable or exercisable within 60 days), representing approximately 15.8% of total shares outstanding, though they are subject to a voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of two other beneficial owners of more than five percent of the outstanding shares of our common stock, as of March 2, 2011, the most recent proxy date of record, one of whom is a director of the Company.

One of the Company’s directors, Earl A. Steinert, beneficially owns 938,000 shares of our common stock, representing approximately 7.0% of total shares outstanding.  We are aware of one other beneficial owner of more than five percent of our common stock. We believe that this holder beneficially owns 1,307,540 shares, representing approximately 9.7% of total shares outstanding.  The shares that can be voted by the Turner family members (1,345,250 shares, per the ten percent voting limitation in our charter), the shares beneficially owned by Mr. Steinert (938,000) and the shares beneficially owned by the other greater than five percent beneficial owner(1,307,540) total 3,590,790, representing approximately 26.7% of total shares outstanding.  To the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

Other than as set forth above, there have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Issuer Purchases of Equity Securities

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  Prior to our redemption of the CPP Preferred Stock, we were precluded from purchasing shares of the Company’s stock without the Treasury's consent.  Our participation in the SBLF program does not preclude us from purchasing shares of the Company’s stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company’s Tier 1 capital would be at least equal to the “Tier 1 Dividend Threshold” under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid, as described under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

As indicated below, no shares were purchased during the three months ended September 30, 2011.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2011 – July 31, 2011	---	$	----	---	396,562
August 1, 2011 – August 31, 2011	---	$	----	---	396,562
September 1, 2011 – September 30, 2011	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: November 7, 2011	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2011	/s/ Rex A. Copeland
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

(iii)
The Purchase and Assumption Agreement, dated as of October 7, 2011, among Federal Deposit Insurance Corporation, Receiver of Sun Security Bank, Ellington, Missouri, Federal Deposit Insurance Corporation and Great Southern Bank.

(3)	Articles of incorporation and Bylaws

(i)
The Registrant's Charter previously filed with the Commission as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 30, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(iA)
The Articles Supplementary to the Registrant's Charter setting forth the terms of the Registrant's Senior Non-Cumulative Perpetual Preferred Stock, Series A, previously filed with the Commission (File no. 000-18082) as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2011, are incorporated herein by reference as Exhibit 3(i).

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.