Form 10-K
period 2011-12-31
GREAT SOUTHERN BANCORP INC
filed 2012-03-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2011

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
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2011, computed by reference to the closing price of such shares on that date, was $192,585,174.  At March 7, 2012, 13,495,782 shares of the Registrant's common stock were outstanding.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. At December 31, 2011, Bancorp's consolidated assets were $3.79 billion, consolidated net loans were $2.12 billion, consolidated deposits were $2.96 billion and consolidated total stockholders' equity was $325 million. For details about the Company’s assets, revenues and profits for each of the last three fiscal years, see Item 6. “Selected Consolidated Financial Data.”  The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 104 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; eastern Nebraska and western and central Iowa. The size and complexity of the Bank’s operations increased substantially in 2009 with the completion of two Federal Deposit Insurance Corporation ("FDIC")-assisted transactions and again in 2011 with the completion of another FDIC-assisted transaction.  In 2009, the Bank entered into two separate purchase and assumption agreements including loss sharing with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  Prior to the FDIC-assisted transactions, TeamBank, N.A. was subject to a Consent Order by the Office of the Comptroller of Currency and Vantus Bank was subject to a Cease and Desist Order from the Office of the Thrift Supervision, both to resolve capital deficiencies and other matters.  The two FDIC-assisted transactions involving TeamBank N.A. and Vantus Bank consisted of assets with a fair value of approximately $628.2 million (approximately 17.3% of the Company’s total assets at acquisition) and $294.2 million (approximately 8.8% of the Company’s total assets at acquisition), respectively, and liabilities with a fair value of $610.2 million (approximately 16.8% of the Company’s total assets at acquisition) and $440.0 million (approximately 13.2% of the Company’s total assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 new banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement including loss sharing with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank.  Prior to the FDIC-assisted transaction, Sun Security Bank was subject to an Order to Cease and Desist by the FDIC to resolve capital deficiencies and other matters.  The FDIC-assisted transaction involving Sun Security Bank consisted of assets with a fair value of approximately $248.9 million (approximately 8.1% of the Company’s total assets at acquisition) and liabilities with a fair value of $345.8 million (approximately 10.1% of the Company’s total assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011.  The acquisition added 27 new banking centers in central and southern Missouri.  The loss sharing agreements related to the 2009 FDIC-assisted transactions and the 2011 FDIC-assisted transaction added to the complexity of our operations by creating the need for new employees and processes to ensure compliance with the loss sharing agreements and the collection of problem assets acquired.  See Note 5 included in Item 8. “Financial Statements and Supplementary Information” for a more detailed discussion of these FDIC-assisted transactions and the loss sharing agreements.  At December 31, 2011, the Bank had total assets of $3.78 billion, net loans of $2.12 billion, deposits of $2.98 billion and stockholders' equity of $333 million, or 8.8% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the FDIC.

Great Southern is principally engaged in the business of originating residential and commercial real estate loans, construction loans, other commercial loans and consumer loans and funding these loans by attracting deposits from the general public, originating brokered deposits and borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

For many years, Great Southern has followed a strategy of emphasizing loan origination through residential, commercial and consumer lending activities in its market areas. The goal of this strategy is to be one of the leading providers of financial services in its market areas, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans and fixed-rate loans, primarily with terms of five years or less, in its portfolio and by selling longer-term fixed-rate single-family mortgage loans in the secondary market. The Bank continues to place primary emphasis on residential mortgage and other real estate lending while also expanding and increasing its originations of commercial business and consumer loans.

The corporate office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

Forward-Looking Statements

When used in this Annual Report and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, including but not limited to the recently completed FDIC-assisted transaction involving Sun Security Bank, might not be realized within the anticipated time frames or at all, the possibility that the amount of the gain the Company ultimately recognizes from the Sun Security Bank transaction will be materially different from the preliminary gain recorded, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund (“SBLF”), including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above and other risks described from time to time in the company’s filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

During 2009, Great Southern significantly expanded its geographic footprint by adding operations in three contiguous states - Iowa, Kansas and Nebraska – to its previous primary market areas of southwestern, western and central Missouri.  The Company’s expansion was primarily due to two FDIC-assisted transactions in 2009 which increased the Company’s banking center network from 39 to 72 banking centers. In 2010, the Company added three de novo full-service banking centers: one in Rogers, Ark., one in Forsyth, Mo., and one in Des Peres, Mo., a suburb of St. Louis. During 2011, the Company again expanded due to an FDIC-assisted transaction which added 27 locations in Missouri to our banking center network.  In 2011, the Company also added two de novo full-service banking centers: one in Clayton, Mo. and one in Affton, Mo.  At the end of 2011, the Company operated 104 full-service banking centers serving more than 166,000 customer households in five states.

Great Southern’s largest concentration of loans and deposits is in the Springfield, Mo. area. The Company’s growth in 2009 provided greater diversification of its loan and deposit portfolios.  Besides the Springfield market area, the Company has loan and deposit concentrations in the Kansas City and St. Louis metropolitan markets, the Branson, Mo. area, the northwest Arkansas region and the Sioux City and Des Moines, Iowa, markets. Loans and deposits are also generated in banking centers in rural markets in Missouri, Iowa, Kansas and Nebraska.

As of December 31, 2011, the Company’s total loan portfolio balance, excluding loans covered by FDIC loss sharing agreements, was $1.8 billion. Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans): Springfield ($479 million, 27%); St. Louis ($360 million, 20%); Branson ($164 million, 9%); Kansas City ($130 million, 7%); Northwest Arkansas ($78 million, 4%); other Missouri regions ($194 million, 11%), and other states and regions ($396 million, 22%). The Company’s net book balance of its portfolio of loans covered by FDIC loss sharing agreements was $396 million as of December 31, 2011. The FDIC loss sharing agreements, which were a part of two FDIC-assisted transactions completed in 2009 and one FDIC-assisted transaction completed in 2011, provide the Company at least 80% protection against losses on the loans in this portfolio.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 5 of the accompanying audited financial statements.  Geographically, the total loan portfolio covered by FDIC loss sharing agreements related to TeamBank and Vantus Bank consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans): Iowa ($104 million, 33%); Kansas City ($86 million, 28%); Kansas ($18 million, 6%); other Missouri regions ($20 million, 6%), and other regions ($85 million, 27%).

According to the February 29, 2012, Federal Reserve Beige Book, general economic activity in the Company’s geographic footprint expanded modestly from the Federal Reserve’s prior report on January 11, 2012. Loan demand remained generally sluggish according to reports from the Federal Reserve Districts that govern the Company’s geographic footprint.  Residential real estate markets remained generally weak across all Districts. Commercial construction was described as slow, but commercial real estate activity increased slightly in many markets.  Home sales generally decreased from the last reporting period, but the Kansas City region had a slight uptick in sales. Unemployment in each of Great Southern’s major market areas was below the national unemployment rate of 8.5% (as of December 2011), except for the Branson metropolitan statistical area, which was above the national rate at 9.7%.

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2011, the balance of participation loans purchased and held in the portfolio, excluding those covered by loss sharing agreements, was $12.6 million, or 0.7% of the total loan portfolio. All of these participation loans were performing at December 31, 2011.

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

Another principal lending activity of Great Southern is the origination of commercial real estate and commercial construction loans. Since the early 1990s, this area of lending has been an increasing percentage of the loan portfolio.  At December 31, 2011, commercial real estate and commercial construction loans accounted for approximately 31% and 7%, respectively, of the total portfolio, excluding those commercial real estate and commercial construction loans covered by loss sharing agreements.  Of the portfolio of loans covered by loss sharing agreements, commercial real estate and commercial construction loans (net of fair value discounts) accounted for approximately 7% and 2%, respectively, of the total portfolio at December 31, 2011.

In addition, Great Southern in recent years has increased its emphasis on the origination of other commercial loans, home equity loans and consumer loans, and is also an issuer of letters of credit.  Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.  See "-- Other Commercial Lending," "- Classified Assets," and "Loan Delinquencies and Defaults" below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential property. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2011 and 2010, loans secured by second liens on residential properties were $50.9 million, or 2.2%, and $53.5 million, or 2.7%, respectively, of our total loan portfolio. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While it is not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Lending Officer of the Bank (chairman of the committee), and other senior officers of the Bank involved in lending activities.  All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality.  These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral repayment ability, verification of liquid assets and credit history as required by loan type.  It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Generally, underwriting standards can only be waived when doing so is not in violation of regulations or statutes and when approval from the loan committee and/or chief lending officer is obtained.  The loan committee reviews all new loan originations in excess of lender approval authorities.  For loans originated and held, most lenders have approval authorities of $250,000 or below while nine senior lenders have approval authority of varying amounts up to $1 million.  Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $3 million for nine senior lenders.  These standards, as well as our collateral requirements, have not significantly changed in recent years.  However, the Bank has changed the composition of its loan portfolio in response to economic conditions to reduce risk using strategies such as limiting lending on construction and land development loan types.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2011, this limit was approximately $89.0 million. See "Government Supervision and Regulation." At December 31, 2011, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2011, the Bank's largest relationship for purposes of this limit totaled $38.9 million. All loans included in this relationship were current at December 31, 2011, except one loan totaling $1.4 million which was past due over 90 days and was included in non-performing loans.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require the approval of an officer, a regional manager or a loan committee member for total credit relationships of $250,000 or less.  Such total credit relationships over $250,000 require the approval of the loan committee or the special assets committee.

Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has historically concentrated its lending efforts in Missouri and northern Arkansas which account for 66% of the total loan portfolio, with the largest concentration of its lending activity being in southwestern and central Missouri which account for 33% of the total loan portfolio. As a result of the acquisitions in 2009, the Bank has lending activity in Iowa, Kansas and Nebraska, as well. At December 31, 2011, loans in these states comprised 8%, 9% and 2%, respectively, of the total loan portfolio.  In addition, the Bank has made loans, secured primarily by commercial real estate, in other states, primarily Oklahoma, Texas and Colorado.  At December 31, 2011, loans in these states comprised 3%, 3% and 2%, respectively, of the total loan portfolio.

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

During the year ended December 31, 2009, the Bank acquired loans through two FDIC-assisted transactions involving TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas, and Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.  During the year ended December 31, 2011, the Bank acquired loans through an FDIC-assisted transaction involving Sun Security Bank, a full service commercial bank headquartered in Ellington, Missouri.  The loans acquired are covered by loss sharing agreements between the FDIC and the Bank which afford the Bank at least 80% protection from potential principal losses.  Because of these loss sharing agreements, the composition of former TeamBank, Vantus Bank and Sun Security Bank loans is shown below in tables separate from the legacy Great Southern portfolio. These loans were initially recorded at their fair value at the acquisition date and are recorded by the Company at their discounted value.

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(2)	$266,694	14.0%	$257,261	15.1%	$248,892	14.1%	$226,796	12.4%	$191,970	9.1%
Other residential	243,743	12.8	207,059	12.2	185,757	10.5	127,122	7.0	87,177	4.1
Commercial(1)	699,607	36.7	599,025	35.2	633,373	35.9	536,963	29.4	532,797	25.3
Residential construction:
One- to four- family	78,900	4.1	106,128	6.2	147,367	8.3	230,862	12.6	318,131	15.1
Other residential	27,826	1.5	10,000	0.6	22,012	1.3	64,903	3.6	83,720	4.0
Commercial construction	166,749	8.8	163,214	9.6	187,663	10.7	309,200	16.9	517,208	24.6

Total real estate loans	1,483,519	77.9	1,342,687	78.9	1,425,064	80.8	1,495,846	81.9	1,731,003	82.2

Other Loans:
Consumer loans:
Guaranteed student loans	---	---	---	---	10,808	0.6	7,066	0.4	3,342	0.2
Automobile, boat, etc.	135,480	7.1	124,441	7.3	126,227	7.2	132,344	7.2	112,984	5.4
Home equity and improvement	47,395	2.5	47,534	2.8	47,954	2.7	50,672	2.8	44,287	2.1
Other	1,147	0.1	1,184	0.1	1,330	0.1	1,315	0.1	4,161	0.2
Total consumer loans	184,022	9.7	173,159	10.2	186,319	10.6	191,397	10.5	164,774	7.9

Other commercial loans	236,384	12.4	185,880	10.9	151,278	8.6	139,592	7.6	207,059	9.9

Total other loans	420,406	22.1	359,039	21.1	337,597	19.2	330,989	18.1	371,833	17.8

Total loans	1,903,925	100.0%	1,701,726	100.0%	1,762,661	100.0%	1,826,835	100.0%	2,102,836	100.0%

Less:
Loans in process	103,424		63,108		54,729		73,855		254,562
Deferred fees and discounts	2,726		2,541		2,161		2,126		2,704
Allowance for loan losses	41,232		41,487		40,101		29,163		25,459

Total legacy loans receivable, net	$1,756,543		$1,594,590		$1,665,670		$1,721,691		$1,820,111

(1) Total commercial real estate loans included industrial revenue bonds of $59.8 million, $64.6 million, $61.0 million, $59.4 million and $61.2 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(2) Includes loans held for sale.

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$21,944	17.0%	$25,646	17.8%	$35,146	17.6%
Other residential (multi-family)	5,968	4.6	6,412	4.4	7,992	4.0
Commercial(1)	73,209	56.8	75,515	52.2	93,942	47.0
Construction	14,544	11.3	19,708	13.6	32,043	16.1

Total real estate loans	115,665	89.7	127,281	88.0	169,123	84.7

Other Loans:
Consumer loans:
Home equity and improvement	4,964	3.9	5,608	3.9	6,511	3.2
Other	420	0.3	850	0.6	2,521	1.3

Total consumer loans	5,384	4.2	6,458	4.5	9,032	4.5

Other commercial loans	7,826	6.1	10,894	7.5	21,619	10.8

Total other loans	13,210	10.3	17,352	12.0	30,651	15.3

Total loans	$128,875	100.0%	$144,633	100.0%	$199,774	100.0%

(1) Total commercial real estate loans included industrial revenue bonds of $2.5 million, $3.0 million and $2.5 million at December 31, 2011, 2010 and 2009, respectively.

Former Vantus Bank Loan Portfolio Composition:

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$33,030	26.9%	$45,932	28.7%	$64,430	28.5%
Other residential (multi-family)	17,012	13.8	16,866	10.5	19,241	8.5
Commercial(1)	39,413	32.0	53,189	33.2	71,963	31.9
Construction	3,471	2.8	7,298	4.6	10,550	4.7

Total real estate loans	92,926	75.4	123,285	77.0	166,184	73.6

Other Loans:
Consumer loans:
Student loans	505	0.4	1,276	0.8	1,063	0.5
Home equity and improvement	5,668	4.6	5,933	3.7	9,353	4.1
Other	18,951	15.4	25,348	15.8	35,030	15.5

Total consumer loans	25,124	20.4	32,557	20.3	45,446	20.1

Other commercial loans	4,986	4.1	4,321	2.7	14,320	6.3

Total other loans	30,110	24.5	36,878	23.0	59,766	26.4

Total loans	$123,036	100.0%	$160,163	100.0%	$225,950	100.0%

(1) Total commercial real estate loans included industrial revenue bonds of $3.0 million, $5.7 million and $9.0 million at December 31, 2011, 2010 and 2009, respectively.

Former Sun Security Bank Loan Portfolio Composition:

	December 31, 2011
	Amount	%

Real Estate Loans:
Residential
One- to four- family	$52,491	36.3%
Other residential (multi-family)	2,897	2.0
Commercial(1)	45,183	31.3
Construction	24,645	17.0

Total real estate loans	125,216	86.6

Other Loans:
Consumer loans:
Student loans	---	---
Home equity and improvement	---	---
Other	3,438	2.4

Total consumer loans	3,438	2.4

Other commercial loans	15,972	11.0

Total other loans	19,410	13.4

Total loans	$144,626	100.0%

(1) Total commercial real estate loans included industrial revenue bonds of $2.1 million, at December 31, 2011.

Through December 31, 2011, gross loan balances (due from the borrower) related to TeamBank were reduced approximately $271.5 million since the transaction date because of $192.4 million of repayments by the borrower, $13.6 million of transfers to foreclosed assets and $65.5 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Vantus Bank were reduced approximately $182.3 million since the transaction date because of $153.1 million of repayments by the borrower, $4.1 million of transfers to foreclosed assets and $25.1 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Sun Security Bank were reduced approximately $23.0 million since the transaction date because of $19.6 million of repayments by the borrower and $3.4 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisitions, we expected certain levels of foreclosures and charge-offs and actual results through December 31, 2011, related to TeamBank and Vantus Bank portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the TeamBank and Vantus Bank acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 5 of the accompanying audited financial statements.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank and Sun Security Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$127,736	6.7%	$109,703	6.5%	$92,164	5.2%	$71,990	3.9%	$48,790	2.3%
Other residential	129,505	6.8	118,727	7.0	79,152	4.5	44,436	2.4	34,798	1.7
Commercial	321,226	16.9	255,678	15.0	211,862	12.0	185,631	10.2	158,223	7.5
Residential construction:
One- to four- family	28,177	1.4	27,168	1.6	26,547	1.5	22,054	1.2	17,872	0.8
Other residential	1,078	0.1	2,450	0.1	2,693	0.2	7,977	0.5	4,040	0.2
Commercial construction	88,671	4.7	76,383	4.5	29,941	1.7	22,897	1.3	12,483	0.6

Total real estate loans	696,393	36.6	590,109	34.7	442,359	25.1	354,985	19.5	276,206	13.1
Consumer	137,045	7.2	126,636	7.4	139,812	7.9	142,848	7.8	123,232	5.9
Other commercial	100,107	5.2	74,206	4.4	43,271	2.5	27,653	1.5	33,903	1.6
Total fixed-rate loans	933,545	49.0	790,951	46.5	625,442	35.5	525,486	28.8	433,341	20.6

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	138,958	7.3	147,558	8.7	156,728	8.9	154,806	8.5	143,180	6.8
Other residential	114,238	6.0	88,332	5.2	106,605	6.1	82,686	4.6	52,379	2.5
Commercial	378,381	19.9	343,347	20.2	421,511	23.9	351,332	19.2	374,574	17.8
Residential construction:
One- to four- family	50,723	2.6	78,960	4.6	121,312	6.9	208,808	11.4	300,259	14.3
Other residential	26,748	1.4	7,550	0.4	19,319	1.1	56,926	3.1	79,680	3.8
Commercial construction	78,078	4.1	86,831	5.1	157,229	8.9	286,303	15.6	504,725	24.0

Total real estate loans	787,126	41.3	752,578	44.2	982,704	55.8	1,140,861	62.4	1,454,797	69.2
Consumer	46,977	2.5	46,523	2.7	46,508	2.6	48,549	2.7	41,542	2.0
Other commercial	136,277	7.2	111,674	6.6	108,007	6.1	111,939	6.1	173,156	8.2
Total adjustable-rate loans	970,380	51.0	910,775	53.5	1,137,219	64.5	1,301,349	71.2	1,669,495	79.4

Total Loans	1,903,925	100.0%	1,701,726	100.0%	1,762,661	100.0%	1,826,835	100.0%	2,102,836	100.0%
Less:
Loans in process	103,424		63,108		54,729		73,855		254,562
Deferred fees and discounts	2,726		2,541		2,161		2,126		2,704
Allowance for loan losses	41,232		41,487		40,101		29,163		25,459

Total legacy loans receivable, net	$1,756,543		$1,594,590		$1,665,670		$1,721,691		$1,820,111

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$7,739	4.7%	$11,943	5.4%	$20,449	6.3%
Other residential	5,288	3.2	5,330	2.4	5,955	1.8
Commercial	53,344	32.1	52,018	23.5	65,801	20.1
Construction	14,631	8.8	26,992	12.2	41,305	12.6

Total real estate loans	81,002	48.8	96,283	43.5	133,510	40.8
Consumer loans	444	0.3	1,021	0.5	2,450	0.8
Other commercial loans	4,897	2.9	9,751	4.4	16,028	4.9

Total fixed-rate loans	86,343	52.0	107,055	48.4	151,988	46.5

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	17,380	10.5	20,702	9.3	23,466	7.2
Other residential	998	0.6	1,617	0.7	2,126	0.7
Commercial	36,011	21.7	49,088	22.2	64,414	19.7
Construction	13,951	8.4	28,602	12.9	65,615	20.1

Total real estate loans	68,340	41.2	100,009	45.1	155,621	47.7
Consumer loans	5,722	3.4	6,716	3.0	7,606	2.3
Other commercial loans	5,598	3.4	7,699	3.5	11,553	3.5

Total adjustable-rate loans	79,660	48.0	114,424	51.6	174,780	53.5

Total loans	166,003	100.0%	221,479	100.0%	326,768	100.0%

Less:
Loans in process	1,719	2,190	---
Fair value discounts	35,409	74,656	126,994

Total loans receivable, net	$128,875	$144,633	$199,774

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$22,134	14.8%	$35,384	17.0%	$47,653	16.4%
Other residential	6,477	4.3	6,885	3.3	9,086	3.1
Commercial	22,744	15.2	33,505	16.1	47,845	16.4
Construction	581	0.4	3,204	1.5	8,658	3.0

Total real estate loans	51,936	34.7	78,978	37.9	113,242	38.9
Consumer loans	21,083	14.1	29,093	2.4	38,459	13.2
Other commercial loans	3,454	2.3	5,089	14.0	7,218	2.5

Total fixed-rate loans	76,473	51.1	113,160	54.3	158,919	54.6

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	15,876	10.6	19,109	9.2	25,419	8.7
Other residential	12,133	8.1	12,183	5.9	12,568	4.3
Commercial	25,808	17.3	35,770	17.2	49,896	17.2
Construction	4,031	2.7	7,655	3.7	9,145	3.2

Total real estate loans	57,848	38.7	74,717	36.0	97,028	33.4
Consumer loans	8,639	5.8	10,866	5.2	14,950	5.1
Other commercial loans	6,510	4.4	9,420	4.5	20,039	6.9

Total adjustable-rate loans	72,997	48.9	95,003	45.7	132,017	45.4

Total loans	149,470	100.0%	208,163	100.0%	290,936	100.0%

Less:
Loans in process	255	83	---
Fair value discounts	26,179	47,917	64,986

Total loans receivable, net	$123,036	$160,163	$225,950

Former Sun Security Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31, 2011
	Amount	%

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$66,635	30.6%
Other residential	16,790	7.7
Commercial	57,576	26.5
Construction	25,191	11.6

Total real estate loans	166,192	76.4
Consumer loans	3,690	1.7
Other commercial loans	20,737	9.5

Total fixed-rate loans	190,619	87.6

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	4,212	1.9
Other residential	690	0.3
Commercial	4,816	2.2
Construction	9,427	4.4

Total real estate loans	19,145	8.8
Consumer loans	---	---
Other commercial loans	7,785	3.6

Total adjustable-rate loans	26,930	12.4

Total loans	217,549	100.0%

Less:
Fair value discounts	72,923

Total loans receivable, net	$144,626

The following tables present the contractual maturities of loans at December 31, 2011. Amounts shown for TeamBank, Vantus Bank and Sun Security Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$42,226	$77,468	$147,000	$266,694
Other residential	136,533	74,925	32,285	243,743
Commercial	232,707	353,515	113,385	699,607
Residential construction:
One- to four- family	59,545	16,238	3,117	78,900
Other residential	5,784	21,339	703	27,826
Commercial construction	108,672	46,669	11,408	166,749
Total real estate loans	585,467	590,154	307,898	1,483,519
Other Loans:
Consumer loans:
Automobile	18,734	48,415	68,331	135,480
Home equity and improvement	7,267	14,656	25,472	47,395
Other	1,147	---	---	1,147
Total consumer loans	27,148	63,071	93,803	184,022
Other commercial loans	103,350	74,833	58,201	236,384
Total other loans	130,498	137,904	152,004	420,406
Total legacy loans	$715,965	$728,058	$459,902	$1,903,925

As of December 31, 2011, loans due after December 31, 2012 with fixed interest rates totaled $658.6 million and loans due after December 31, 2012 with adjustable rates totaled $529.3 million.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$2,655	$3,595	$18,869	$25,119
Other residential	4,870	644	772	6,286
Commercial	41,737	18,001	29,617	89,355
Construction	26,415	402	1,765	28,582
Total real estate loans	75,677	22,642	51,023	149,342
Other Loans:
Consumer loans:
Home equity and improvement	6	2,793	2,921	5,720
Other	150	289	7	446
Total consumer loans	156	3,082	2,928	6,166
Other commercial loans	6,341	3,936	218	10,495
Total other loans	6,497	7,018	3,146	16,661
Total loans	$82,174	$29,660	$54,169	$166,003

As of December 31, 2011, loans due after December 31, 2012 with fixed interest rates totaled $24.3 million and loans due after December 31, 2012 with adjustable rates totaled $59.5 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$1,369	$13,074	$23,567	$38,010
Other residential	4,681	8,406	5,523	18,610
Commercial	16,269	20,109	12,174	48,552
Construction	4,046	530	36	4,612
Total real estate loans	26,365	42,119	41,300	109,784
Other Loans:
Consumer loans:
Student loans	505	---	---	505
Home equity and improvement	75	---	8,385	8,460
Other	404	3,493	16,860	20,757
Total consumer loans	984	3,493	25,245	29,722
Other commercial loans	5,515	3,656	793	9,964
Total other loans	6,499	7,149	26,038	39,686
Total loans	$32,864	$49,268	$67,338	$149,470

As of December 31, 2011, loans due after December 31, 2012 with fixed interest rates totaled $58.9 million and loans due after December 31, 2012 with adjustable rates totaled $57.7 million.

Former Sun Security Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$28,331	$20,872	$21,644	$70,847
Other residential	15,259	2,221	---	17,480
Commercial	33,843	23,929	4,620	63,392
Construction	28,335	6,175	108	34,618
Total real estate loans	105,768	53,197	26,372	185,337
Other Loans:
Consumer loans:
Student loans	---	---	---	---
Home equity and improvement	---	---	---	---
Other	1,858	1,332	500	3,690
Total consumer loans	1,858	1,332	500	3,690
Other commercial loans	21,714	6,708	100	28,522
Total other loans	23,572	8,040	600	32,212
Total loans	$129,340	$61,237	$26,972	$217,549

As of December 31, 2011, loans due after December 31, 2012 with fixed interest rates totaled $74.4 million and loans due after December 31, 2012 with adjustable rates totaled $13.8 million.

At December 31, 2011, $46.1 million, or 2.0%, of total loans were secured by junior lien mortgages and $173,000, or 0.0% of total loans, were interest only residential real estate loans.  At December 31, 2010, $48.2 million, or 2.4%, of total loans, were secured by junior lien mortgages and $188,000, or 0.0% of total loans, were interest only residential real estate loans.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

To monitor and control risks related to concentrations of credit in the composition of the loan portfolio, management reviews the loan portfolio by loan types, industries and market areas on a monthly basis for credit quality and known and anticipated market conditions.  Changes in loan portfolio composition may be made by management based on the performance of each area of business, known and anticipated market conditions, credit demands, the deposit structure of the Bank and the expertise and/or depth of the lending staff.   Loan portfolio industry and market areas are monitored regularly for credit quality and trends.  Reports detailed by industry and geography are provided to the Board of Directors on a monthly and quarterly basis.

In response to the economic recession that began in 2008, the composition of the Bank’s loan portfolio has changed over the past four years.  We limited lending on construction and land development loan types to reduce the risk in the portfolio, we continued to originate commercial real estate loans with the goal of at least maintaining the current percentage of these loans in our portfolio and began originating an increased amount of other residential (multi-family) loans.

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

Residential Real Estate Lending

At December 31, 2011 and 2010, loans secured by residential real estate, excluding that which is under construction and excluding those covered by loss sharing agreements, totaled $510 million and $464 million, respectively, and represented approximately 22.2% and 23.1%, respectively, of the Bank's total loan portfolio. At December 31, 2011 and 2010, loans (net of fair value discounts) secured by residential real estate and covered by loss sharing agreements totaled $133 million and $95 million, respectively, and represented approximately 5.8% and 4.7%, respectively, of the Bank’s total loan portfolio.  The Bank's one- to four-family residential real estate loan portfolio increased significantly since 2007 as interest rates were falling and the Bank originated and retained more adjustable-rate loans. Overall, mortgage rates were very low throughout 2010 and 2011.  Since 2007, other residential real estate loan balances continued to increase as there was less competition to finance these projects by non-bank entities.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon changes in the average of interbank offered rates for twelve month U.S. Dollar-denominated deposits in the London Market (LIBOR) or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annually as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family)

mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to five years).

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Many of these loans experienced upward interest rate adjustments in 2006 and 2007; however, the indices used by Great Southern for these types of loans have decreased since 2008.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  Prior to 2008, the Bank did not experience a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions.  However, since 2008, delinquencies on mortgage loans increased.

In underwriting one- to four-family residential real estate loans, Great Southern evaluates the borrower's ability to make monthly payments and the value of the property securing the loan. It is the policy of Great Southern that generally all one- to four-family residential loans in excess of 80% of the appraised value of the property be insured by a private mortgage insurance company approved by Great Southern for the amount of the loan in excess of 80% of the appraised value. In addition, Great Southern requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. The Bank may enforce these due on sale clauses to the extent permitted by law.

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2007, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting commercial construction lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2007, the commercial construction loan portfolio has decreased significantly and overall, commercial real estate loans have trended upward.  In 2010, commercial real estate loans decreased somewhat from the previous year but this was primarily the result of commercial construction projects being completed and the loans transferring to permanent status in the commercial real estate category in 2009.  The increase in commercial real estate loans in 2011 was primarily due to financing loans which had been previously financed by other lenders rather than overall economic improvement.  Excluding loans covered by loss sharing agreements, over the last three years, commercial real estate loans made up approximately 35-36% of the total loan portfolio while commercial construction loans were less than 11%.  Great Southern expects to continue to limit lending on commercial construction loans in 2012 and to generally maintain the current percentage of commercial real estate loans in its total loan portfolio subject to commercial real estate and other market conditions and to applicable regulatory restrictions.  See "Government Supervision and Regulation" below.

At December 31, 2011 and 2010, loans secured by commercial real estate, excluding that which is under construction and excluding loans covered under loss sharing agreements, totaled $700 million and $599 million, respectively, or approximately 30.5% and 29.9%, respectively, of the Bank's total loan portfolio.  At December 31, 2011 and 2010, loans (net of fair value discounts) secured by commercial real estate and covered by loss sharing agreements totaled $158 million and $129 million, respectively, and represented approximately 6.9% and 6.4%, respectively, of the Bank’s total loan portfolio.  In addition, at December 31, 2011 and 2010, construction loans, excluding loans covered under loss sharing agreements, secured by projects under construction and the land on which the projects are located aggregated $273 million and $279 million, respectively, or 11.9% and 13.9%, respectively, of the Bank's total loan portfolio.  At December 31, 2011 and 2010, construction loans (net of fair value discounts) covered by loss sharing agreements totaled $45 million and $27 million, respectively, and represented approximately 1.9% and 1.3%, respectively, of the Bank’s total loan portfolio.  The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

The Bank's commercial real estate, construction and other residential loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2011, excluding loans covered by loss sharing agreements.  These collateral types represent the five highest percentage concentrations of commercial real estate, construction and other residential loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2011
	(Dollars In Thousands)

Apartments	$248,684	13.1%	$211
Motels/Hotels	$143,293	7.5%	$1,623
Health Care Facilities	$122,136	6.4%	$1,072
Retail (Varied Projects)	$110,048	5.8%	$1,623
Office/Warehouse Facilities	$100,147	5.3%	$389

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

Other Commercial Lending

At December 31, 2011 and 2010, Great Southern had $236 million and $186 million, respectively, in other commercial loans outstanding, excluding loans covered by loss sharing agreements, or 10.3% and 9.3%, respectively, of the Bank's total loan portfolio. At December 31, 2011 and 2010, other commercial loans (net of fair value discounts) covered by loss sharing agreements totaled $29 million and $15 million, respectively, and represented approximately 1.3% and 0.8%, respectively, of the Bank’s total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, other commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. Commercial loans are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of other commercial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2011, Great Southern had 106 letters of credit outstanding in the aggregate amount of $21.3 million. Approximately 43% of the aggregate amount of these letters of credit was secured, including one $3.3 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.

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

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans, excluding those covered by loss sharing agreements, totaled $184 million and $173 million at December 31, 2011 and 2010, respectively, or 8.0% and 8.6%, respectively, of the Bank's total loan portfolio.  At December 31, 2011 and 2010, consumer loans (net of fair value discounts) covered by loss sharing agreements totaled $34 million and $39 million, respectively, and represented approximately 1.5% and 1.9%, respectively, of the Bank’s total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank’s initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including boats and manufactured homes.  At December 31, 2011 and 2010, the Bank had $158.3 million and $150.7 million, respectively, of indirect auto, boat, modular home and recreational vehicle loans in its portfolio, including loans totaling $22.8 million and $24.5 million, respectively, which are covered by loss sharing agreements.

The Company acquired student loans through the Vantus Bank FDIC-assisted transaction totaling $1.9 million at the acquisition date of September 4, 2009, of which $842,000 were guaranteed by Iowa Student Loans.  At December 31, 2011 and 2010, the balance of these student loans was $505,000 and $1.3 million, respectively, none of which was guaranteed.  The student loans are administered by Iowa Student Loan Liquidity Corporation.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate and commercial construction loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding those loans acquired and covered by loss sharing agreements with the FDIC, the Bank purchased $-0- of these loans in the fiscal years ended December 31, 2011 and 2010, respectively. Of the total $12.6 million of purchased participation loans outstanding at December 31, 2011, $8.9 million was purchased from one institution, secured by one property located in Texas. None of the loans in this relationship were non-performing at December 31, 2011. At December 31, 2011 and 2010, loans (net of fair value discounts) which were covered by loss sharing agreements with the FDIC included purchased and participation loans of $50.4 million and $54.0 million, respectively.  These amounts represent the undiscounted balance of these loans.

Excluding portfolios of loans acquired in FDIC-assisted transactions and branch purchases, the Bank has not made any whole loan purchases in the last five years. The Bank's total loan portfolio consisted of purchased whole loans of approximately $27,000 at December 31, 2011.

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

Great Southern also sells whole residential real estate loans without recourse to Freddie Mac and Fannie Mae as well as to private investors, such as other banks, thrift institutions, mortgage companies and life insurance companies.  Whole real estate loans are sold with a provision for repurchase upon breach of representation, warranty or covenant.  These representations, warranties and covenants include those regarding the compliance of loan originations with all applicable legal requirements, mortgage title insurance policies when applicable, enforceable liens on collateral, collateral type, borrower credit worthiness, private mortgage insurance when required and compliance with all applicable federal regulations.  A minimal number of repurchase requests have been received to date based on a breach of representations, warranties and covenants as outlined in the investor contracts.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. However, residential real estate loans sold in recent years have primarily been with Great Southern releasing control of the servicing of the loans.

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $187.8 million, $175.9 million and $191.7 million during fiscal 2011, 2010 and 2009, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

The Bank sold guaranteed student loans in aggregate amounts of $799,000, $22.1 million and $9.3 million during fiscal 2011, 2010 and 2009, respectively. During 2010, the federal government made changes to the student loan program which removed banks from the origination and servicing functions.  As a result, the Company was required to sell all of the guaranteed student loans it had remaining prior to December 31, 2010.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2011, 2010 and 2009 were $3.5 million, $3.8 million and $2.9 million, respectively. Of these amounts, $-0-, $227,000 and $80,000, respectively, were gains from the sale of guaranteed student loans and $3.5 million, $3.5 million and $2.8 million, respectively, were gains from the sale of fixed-rate residential loans.

Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $170.3 million and $207.5 million at December 31, 2011 and 2010, respectively, of loans owned by others. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2011, 2010 and 2009, of $1,000, $(53,000) and $203,000, respectively.  In 2010, amortization expense exceeded servicing fees earned as servicing was retained on fewer loans that were sold.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $808,000, $906,000 and $813,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements.

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

The following tables set forth our loans by aging category:

	December 31, 2011
										Total Loans
	30-59 Days Past Due		60-89 Days Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	7	$2,082	3	$342	1	$186	11	$2,610	$21,366	$23,976
Subdivision construction	3	4,014	1	388	11	6,661	15	11,063	50,077	61,140
Land development	—	—	1	4	4	2,655	5	2,659	66,112	68,771
Commercial construction	—	—	—	—	—	—	—	—	119,589	119,589
Owner occupied one- to four-family residential	7	833	—	—	32	3,888	39	4,721	87,273	91,994
Non-owner occupied one- to four-family residential	1	117	—	—	39	3,425	40	3,542	142,239	145,781
Commercial real estate	4	6,323	2	535	9	6,204	15	13,062	626,795	639,857
Other residential	—	—	—	—	—	—	—	—	243,742	243,742
Commercial business	4	426	1	10	11	1,362	15	1,798	234,586	236,384
Industrial revenue bonds	—	—	—	—	1	2,110	1	2,110	57,640	59,750
Consumer auto	80	455	15	56	20	117	115	628	58,740	59,368
Consumer other	491	1,508	15	641	32	715	538	2,864	74,676	77,540
Home equity lines of credit	2	45	3	29	11	174	16	248	46,866	47,114
FDIC-supported loans, net of discounts (TeamBank)	20	2,422	4	862	88	19,215	112	22,499	106,376	128,875
FDIC-supported loans, net of discounts (Vantus Bank)	48	562	11	57	41	5,999	100	6,618	116,418	123,036
FDIC-supported loans, net of discounts (Sun Security Bank)	62	5,628	52	6,851	104	40,299	218	52,778	91,848	144,626
	729	24,415	108	9,775	404	93,010	1,241	127,062	2,144,343	2,271,543
Less FDIC-supported loans, net of discounts	130	8,612	67	7,770	233	65,513	430	81,895	314,642	396,537

Total	599	$15,803	41	$2,005	171	$27,497	811	$45,305	$1,829,701	$1,875,006

	December 31, 2010
										Total Loans
	30-59 Days Past Due		60-89 Days Past due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	2	$261	—	$—	2	$578	4	$839	$28,263	$29,102
Subdivision construction	7	281	5	1,015	11	1,860	23	3,156	83,493	86,649
Land development	2	2,730	—	—	11	5,668	13	8,398	87,175	95,573
Commercial construction	—	—	—	—	—	—	—	—	68,018	68,018
Owner occupied one- to four-family residential	38	4,856	5	914	19	2,724	62	8,494	89,605	98,099
Non-owner occupied one- to four-family residential	18	2,085	20	2,130	31	2,831	69	7,046	129,938	136,984
Commercial real estate	6	2,749	7	8,546	14	6,074	27	17,369	512,908	530,277
Other residential	—	—	2	4,011	2	4,202	4	8,213	202,633	210,846
Commercial business	3	350	2	355	10	1,642	15	2,347	183,518	185,865
Industrial revenue bonds	—	—	—	—	1	2,190	1	2,190	62,451	64,641
Consumer auto	80	427	8	35	18	94	106	556	48,436	48,992
Consumer other	61	1,331	12	318	41	1,417	114	3,066	74,265	77,331
Home equity lines of credit	5	152	4	160	11	140	20	452	46,400	46,852
FDIC-supported loans, net of discounts (TeamBank)	47	2,719	12	3,731	102	13,285	161	19,735	124,898	144,633
FDIC-supported loans, net of discounts (Vantus Bank)	64	2,277	24	1,414	32	9,399	120	13,090	147,073	160,163
	333	20,218	101	22,629	305	52,104	739	94,951	1,889,074	1,984,025
Less FDIC-supported loans, net of discounts	111	4,996	36	5,145	134	22,684	281	32,825	271,971	304,796

Total	222	$15,222	65	$17,484	171	$29,420	458	$62,126	$1,617,103	$1,679,229

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2011 and 2010, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions which are covered by loss sharing agreements. The allowances for loan losses reflected below are the portions of the Bank’s total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2011 and 2010.

	December 31, 2011
Asset Category	Substandard	Doubtful		Loss		Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$1,190	$	---	$	---	$1,190	$	---
Loans	81,581		---		---	81,581		9,167
Foreclosed assets	48,001		---		---	48,001		---
Total	$130,772	$	---	$	---	$130,772		$9,167

	December 31, 2010
Asset Category	Substandard	Doubtful		Loss		Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$1,109	$	---	$	---	$1,109	$	---
Loans	84,390		---		---	84,390		10,897
Foreclosed assets	47,958		---		---	47,958		---
Total	$133,457	$	---	$	---	$133,457		$10,897

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

Former TeamBank, Vantus Bank and Sun Security Bank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank, September 4, 2009, for Vantus Bank and October 7, 2011 for Sun Security Bank.  The total book value of these non-performing assets (net of discounts) was $96.3 million and $53.7 million at December 31, 2011 and 2010, respectively. The Company does generate some yield on the non-performing loans due to the accretion of a portion of the discount on these loans. No material additional losses or changes to these estimated fair values have been identified as of December 31, 2011, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.

	December 31,
	2011		2010		2009		2008		2007
	(In Thousands)

Non-accruing loans:
One- to four-family residential	$7,273		$5,555		$6,720		$3,635		$4,836
One- to four-family construction	186		578		373		2,187		1,767
Other residential	---		4,203		479		9,344		561
Commercial real estate	6,204	(7)	6,074	(5)	8,888	(4)	2,480		9,145
Other commercial	3,472		3,832		743		1,220		5,923
Commercial construction	9,316	(8)	7,528	(6)	8,310	(3)	13,703	(2)	12,935	(1)
Consumer	640		1,063		487		315		112

Total gross non-accruing loans	27,091		28,833		26,000		32,884		35,279

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	40		---		103		---		38
Commercial real estate	---		---		---		---		---
Other commercial	---		---		---		---		34
Commercial construction	---		---		---		---		---
Consumer	366		587		387		318		124
Total loans over 90 days delinquent still accruing interest	406		587		490		318		196

Other impaired loans	---		---		---		---		---

Total gross non-performing loans	27,497		29,420		26,490		33,202		35,475

Foreclosed assets:
One- to four-family residential	1,849		2,896		5,662		4,810		742
One- to four-family construction	1,630		2,510		1,372		3,148		7,701
Other residential	7,853		4,178		---		---		---
Commercial real estate	2,290		4,565		2,143		6,905		5,130
Commercial construction	31,954		34,433		28,586		17,050		6,416
Other commercial	85		---		---		---		---

Total foreclosed assets	45,661		48,582		37,763		31,913		19,989

Repossessions	1,211		318		572		746		410

Total gross non-performing assets	$74,369		$78,320		$64,825		$65,861		$55,874
Total gross non-performing assets as a percentage of average total assets	2.13%		2.30%		1.90%		2.61%		2.39%
________________________
(1)
One relationship was $10.3 million of this total at December 31, 2007. The project was completed in the first quarter of 2008 and was reclassified from “construction” to “other residential.” The outstanding balance of the relationship was reduced to $6.1 million at December 31, 2008.

(2)	One relationship was $8.3 million of this total at December 31, 2008.
(3)	A portion of one relationship was $4.0 million of this total at December 31, 2009. The total relationship is $5.3 million.
(4)	One relationship was $2.8 million of this total at December 31, 2009.
(5)	The largest two loans in this category were $1.4 million and $1.0 million, respectively, at December 31, 2010.
(6)	The largest loan in this category had a balance of $2.0 million at December 31, 2010.
(7)	The largest loan in this category had a balance of $2.5 million at December 31, 2011.
(8)	One relationship was $3.6 million of this total at December 31, 2011.

See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Included in the non-accruing loans categories above at December 31, 2011, were loans modified in troubled debt restructurings of $2.1 million of one- to four-family residential loans, $2.8 million of commercial real estate loans, $1.9 million of commercial construction loans, $472,000 of other commercial loans and $95,000 of consumer loans.  Other impaired loans modified in troubled debt restructurings but accruing interest at December 31, 2011 included $2.7 million of one- to four-family residential loans, $687,000 of one- to four-family construction loans, $28.4 million of commercial real estate loans, $12.1 million of other residential (multi-family) loans, $199,000 of other commercial loans, $1.9 milllion of commercial construction loans and $62,000 of consumer loans.  Included in the non-accruing loans categories above at December 31, 2010, were loans modified in troubled debt restructurings of $1.2 million of one- to four-family residential loans, $2.5 million of commercial real estate loans, $53,000 of other commercial loans and $58,000 of consumer loans.  Other impaired loans modified in troubled debt restructurings but accruing interest at December 31, 2010 included $4.3 million of one- to four-family residential loans, $1.0 million of one- to four-family construction loans, $5.7 million of commercial real estate loans, $4,000 of other commercial loans, $5.5 million of commercial construction loans and $92,000 of consumer loans.

Gross impaired loans totaled $107.5 million at December 31, 2011 and $94.6 million at December 31, 2010. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 4 “Loans” of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 16 “Disclosures About Fair Value of Financial Instruments” of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2011, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.4 million. No interest income was included on these loans for the year ended December 31, 2011. For the year ended December 31, 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.0 million. The amount that was included in interest income on these loans was $28,000 for the year ended December 31, 2010.

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

Senior management reviews these conditions weekly in discussions with our credit officers. To the extent that any of these conditions are evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the unallocated allowance associated with our portfolios of mortgage, consumer, commercial and construction loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

At December 31, 2011 and 2010, Great Southern had an allowance for losses on loans of $41.2 million and $41.5 million, respectively, of which $10.0 million and $12.1 million, respectively, had been allocated as an allowance for specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2011 and 2010 are discussed further in Note 4 “Loans and Allowance for Loan Losses” of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars In Thousands)
One- to four-family residential and construction	$11,424	18.1%	$11,453	21.3%	$11,698	22.5%	$11,942	25.1%	$6,042	26.2%
Other residential and construction	3,088	14.3	3,866	12.8	3,006	11.8	2,667	10.5	1,929	8.1
Commercial real estate	18,390	36.7	14,336	35.2	9,281	32.4	4,049	29.4	2,257	22.4
Commercial construction	2,952	8.8	5,852	9.6	9,663	10.7	6,371	16.9	10,266	22.7
Other commercial	2,974	12.4	2,481	10.9	3,590	12.0	1,897	7.6	2,736	12.8
Consumer and overdrafts	2,374	9.7	2,669	10.2	2,863	10.6	2,237	10.5	2,229	7.8
Loans covered by loss sharing agreements (1)	30	---	830	---	---	---	---	---	---	---
Total	$41,232	100.0%	$41,487	100.0%	$40,101	100.0%	$29,163	100.0%	$25,459	100.0%
______________
(1) Associated with these allowances at December 31, 2011 and 2010, are receivables from the FDIC totaling $24,000 and $664,000, respectively, under the loss sharing agreements which will be collected if the losses are realized.
(2) Excludes loans covered by loss sharing agreements.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)

Balance at beginning of period	$41,487	$40,101	$29,163	$25,459	$26,258
Charge-offs:
One- to four-family residential	2,666	3,069	2,714	1,278	413
Other residential	8,019	1,214	1,878	342	---
Commercial real estate	13,862	11,495	9,235	886	1,122
Construction	9,770	17,407	6,977	7,501	3,564
Consumer, overdrafts and other loans	3,496	4,084	4,700	4,111	3,568
Other commercial	2,842	2,779	4,935	38,909	202

Total charge-offs	40,655	40,048	30,439	53,027	8,869

Recoveries:
One- to four-family residential	38	162	776	111	24
Other residential	1,547	151	---	---	16
Commercial real estate	57	606	19	164	40
Construction	455	561	1,207	334	183
Consumer, overdrafts and other loans	1,891	2,295	2,173	2,279	2,132
Other commercial	1,076	2,029	1,402	1,643	200

Total recoveries	5,064	5,804	5,577	4,531	2,595

Net charge-offs	35,591	34,244	24,862	48,496	6,274
Provision for losses on loans	35,336	35,630	35,800	52,200	5,475

Balance at end of period	$41,232	$41,487	$40,101	$29,163	$25,459
Ratio of net charge-offs to average loans outstanding	2.09%	2.05%	1.44%	2.63%	0.35%
Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2011, 2010 and 2009, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2011 and 2010, the Bank held approximately $1.9 million and $1.1 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $2.1 million and $1.3 million, respectively. In addition, as of December 31, 2011 and 2010, the Company held approximately $875.4 million and $769.5 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$60	$—	$20,060
Collateralized mortgage obligations	5,220	—	380	4,840
Mortgage-backed securities	628,729	13,728	802	641,655
Small Business Administration loan pools	55,422	1,070	—	56,492
States and political subdivisions	145,663	5,478	903	150,238
Corporate bonds	50	245	—	295
Equity securities	1,230	601	—	1,831
	$856,314	$21,182	$2,085	$875,411

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1,865	$236	$—	$2,101

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$4,000	$—	$20	$3,980
Collateralized mortgage obligations	8,311	183	814	7,680
Mortgage-backed securities	590,085	10,879	1,753	599,211
Small Business Administration loan pools	60,063	851	—	60,914
States and political subdivisions	99,314	378	4,075	95,617
Corporate bonds	49	—	28	21
Equity securities	1,230	893	—	2,123
	$763,052	$13,184	$6,690	$769,546

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1,125	$175	$—	$1,300

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$15,931	$28	$—	$15,959
Collateralized mortgage obligations	51,221	1,042	527	51,736
Mortgage-backed securities	614,338	18,508	672	632,174
States and political subdivisions	63,686	705	1,904	62,487
Corporate bonds	49	21	13	57
Equity securities	1,374	504	—	1,878
	$746,599	$20,808	$3,116	$764,291

HELD-TO-MATURITY SECURITIES:
U.S. government agencies	$15,000	$—	$365	$14,635
Equity securities	1,290	140	—	1,430

	$16,290	$140	$365	$16,065

Additional details of the Company's collateralized mortgage obligations and mortgage-backed securities at December 31, 2011, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collateralized mortgage obligations
Nonagency variable	$5,220	$—	$380	$4,840

Mortgage-backed securities
FHLMC fixed	$18,667	$1,577	$—	$20,244
FHLMC hybrid ARM	50,517	3,220	—	53,737

Total FHLMC	69,184	4,797	—	73,981

FNMA fixed	21,071	1,504	—	22,575
FNMA hybrid ARM	41,614	2,556	—	44,170

Total FNMA	62,685	4,060	—	66,745

GNMA fixed	9,826	372	1	10,197
GNMA hybrid ARM	487,034	4,499	801	490,732

Total GNMA	496,860	4,871	802	500,929

	$628,729	$13,728	$802	$641,655

Total fixed	$49,564	$3,453	$1	$53,016
Total hybrid ARM	579,165	10,275	801	588,639

	$628,729	$13,728	$802	$641,655

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
One year or less	$1,566	3.54%	$1,568
After one through five years	1,580	6.41%	1,608
After five through ten years	13,135	5.55%	13,497
After ten years	204,854	4.21%	210,412
Securities not due on a single maturity date	633,949	3.14%	646,495
Equity securities	1,230	0.00%	1,831

Total	$856,314	3.44%	$875,411

	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years	Securities Not Due on a Single Maturity Date		Equity Securities		Total
	(In Thousands)

U.S. government agencies	$	---	$	---	$	---	$20,060	$	---	$	---	$20,060
Collateralized mortgage obligations		---		---		---	---		4,840		---	4,840
Mortgage-backed securities		---		---		---	---		641,655		---	641,655
Small Business Administration loan pools		---		---		---	56,492		---		---	56,492
States and political subdivisions		1,568		1,608		13,497	133,565		---		---	150,238
Corporate bonds		---		---		---	295		---		---	295
Equity securities		---		---		---	---		---		1,831	1,831

Total		$1,568		$1,608		$13,497	$210,412		$646,495		$1,831	$875,411

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars In Thousands)
One year or less	$840	0.75%	$904
After five through ten years	1,025	7.38%	1,197

Total	$1,865	4.39%	$2,101

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011, 2010 and 2009, respectively:

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$3,760	$(110)	$1,460	$(270)	$5,220	$(380)
Mortgage-backed securities	61,720	(365)	91,824	(437)	153,544	(802)
States and political
subdivisions	6,436	(44)	7,381	(859)	13,817	(903)
	$71,916	$(519)	$100,665	$(1,566)	$172,581	$(2,085)

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$3,980	$(20)	$—	$—	$3,980	$(20)
Collateralized mortgage
obligations	—	—	1,809	(814)	1,809	(814)
Mortgage-backed securities	231,524	(1,753)	—	—	231,524	(1,753)
States and political
subdivisions	56,221	(2,328)	5,257	(1,747)	61,478	(4,075)
Corporate bonds	8	(24)	14	(4)	22	(28)
	$291,733	$(4,125)	$7,080	$(2,565)	$298,813	$(6,690)

	2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$14,635	$(365)	$—	$—	$14,635	$(365)
Collateralized mortgage
obligations	1,993	(385)	2,464	(142)	4,457	(527)
Mortgage-backed securities	102,796	(672)	—	—	102,796	(672)
States and political
subdivisions	9,876	(156)	8,216	(1,748)	18,092	(1,904)
Corporate bonds	5	(13)	—	—	5	(13)
	$129,305	$(1,591)	$10,680	$(1,890)	$139,985	$(3,481)

On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded.  For debt securities with fair values below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company’s consolidated statements of income as of December 31, 2011 and 2010, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2009, the Bank increased its deposits through internal growth and through the assumption of deposits in two FDIC-assisted transactions.  The Bank has maintained a high percentage of those deposits through 2011.  Total deposits decreased during 2010 primarily as a result of reductions in brokered deposits.  In 2011, deposits increased again through internal growth and the assumption of deposits in an FDIC-assisted transaction.  The Bank has maintained a high percentage of those deposits through 2011 as well.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00%-1.99%	$1,060,841	35.80%	$838,619	32.31%	$781,565	28.80%
2.00%-2.99%	158,696	5.35	298,029	11.48	513,837	18.93
3.00%-3.99%	17,228	0.58	28,398	1.09	103,217	3.80
4.00%-4.99%	26,526	0.90	126,001	4.86	222,142	8.19
5.00% and above	5,708	0.19	8,657	0.33	13,546	0.50

Total time deposits	1,268,999	42.82	1,299,704	50.07	1,634,307	60.22
Non-interest-bearing demand deposits	330,813	11.16	257,569	9.92	258,792	9.53
Interest-bearing demand and savings deposits (0.61%-0.83%-1.00%)	1,363,727	46.02	1,038,620	40.01	820,862	30.25

Total Deposits	$2,963,539	100.00%	$2,595,893	100.00%	$2,713,961	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2011, is presented in Note 9 of the accompanying audited financial statements.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious and the Bank’s deposit mix has changed to a smaller percentage of time deposits. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that its certificate accounts are relatively stable sources of deposits, while its checking accounts have proven to be more volatile. In the past three years, the Bank successfully increased its checking accounts both internally and through acquisitions.  The ability of the Bank to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by money market conditions.

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2011. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$118,093	$108,561	$186,382	$138,702	$551,738
$100,000 or more	63,487	68,784	148,837	129,858	410,966
Brokered	109,170	76,579	65,959	12,859	264,567
Public funds(1)	6,045	4,691	16,871	14,121	41,728

Total	$296,795	$258,615	$418,049	$295,540	$1,268,999
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2011 and 2010, the Bank had approximately $264.6 million and $363.3 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2011, is $216.3 million in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts.  There were no CDARS purchased funds at December 31, 2011. Included in the brokered deposits total at December 31, 2010, is $218.8 million in CDARS customer deposit accounts and $3.3 million in CDARS purchased funds. CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.  Because the Bank kept higher levels of liquidity since the economic recession began in 2008, we gradually reduced the amount of brokered deposits (excluding CDARS) utilized since December 31, 2008.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2011 or 2010.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2011 and 2010, the Bank's FHLBank advances outstanding were $184.4 million and $153.5 million, respectively.

The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2011 that would have allowed approximately $353.6 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRB at December 31, 2011 or 2010 and the facility was not used during 2011 or 2010.

The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements).  Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition.  The dollar amount of securities underlying the agreements remains in the asset accounts.  Securities underlying the agreements are being held by the Bank during the agreement period.  The agreements generally are written on a one-month or less term.

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

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 2.03% and 1.89% at December 31, 2011 and 2010, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities are redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 1.77% and 1.69% at December 31, 2011 and 2010, respectively.

Under the terms of the preferred stock the Company issued to the U.S. Treasury pursuant to the SBLF program (the “SBLF Preferred Stock”), if a dividend is not declared and paid on the SBLF Preferred Stock for any dividend period, then from the last day of that dividend period until the last day of the third dividend period immediately following it, neither we nor any of our subsidiaries may redeem, purchase or acquire any trust preferred securities issued by us or by any of our affiliates. In addition, under the terms of the SBLF Preferred Stock, neither we nor any of our subsidiaries may redeem, purchase or acquire any trust preferred securities if the Company’s Tier 1 capital would not be at least equal to the “Tier 1 Dividend Threshold” under the terms of the SBLF Preferred Stock, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$184,437	$168,443	$234,413
Average balance	159,148	162,378	190,903
Weighted average interest rate	3.29%	3.40%	2.80%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2011	2010	2009
	(Dollars In Thousands)

FHLBank advances	$184,437	$153,525	$171,603

Weighted average interest rate of FHLBank advances	4.02%	3.96%	4.00%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2011
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$276,910	$250,149	0.27%
Federal Reserve term auction facility	---	---	---
Other	778	678	---

Total		$250,827	0.27%
Total maximum month-end balance	$277,688

	Year Ended December 31, 2010
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$328,317	$291,400	0.36%
Federal Reserve term auction facility	---	---	---
Other	778	292	---

Total		$291,692	0.36%
Total maximum month-end balance	$328,567

	Year Ended December 31, 2009
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Federal Reserve term auction facility	$85,000	$28,030	0.33%
Securities sold under reverse repurchase agreements	357,966	320,141	1.27
Other	380	337	---

Total		$348,508	1.19%
Total maximum month-end balance	$443,333

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2011		2010		2009
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$216,737	0.22%	$257,180	0.26%	$335,893	0.70%
Other	660	—	778	—	289	—

Total	$217,397	0.22%	$257,958	0.26%	$336,182	0.70%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Structured repurchase agreements:
Maximum balance	$53,138	$53,189	$53,211
Average balance	53,117	53,169	51,078
Weighted average interest rate	4.31%	4.31%	4.26%

The following table sets forth certain information as to the Company's structured repurchase agreements at the dates indicated.

	December 31,
	2011	2010	2009
	(Dollars In Thousands)

Structured repurchase agreements	$53,090	$53,142	$53,194
Weighted average interest rate of structured repurchase agreements	4.31%	4.31%	4.26%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$30,929	$30,929	$30,929
Average balance	30,929	30,929	30,929
Weighted average interest rate	1.84%	1.87%	2.50%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated.

	December 31,
	2011	2010	2009
	(Dollars In Thousands)

Subordinated debentures	$30,929	$30,929	$30,929
Weighted average interest rate of subordinated debentures	1.99%	1.85%	1.85%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $113.7 million at December 31, 2011, of its assets in service corporations. At December 31, 2011, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2011, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $3.4 million. GSFC is incorporated under the laws of the State of Missouri, and does business as Great Southern Insurance and Great Southern Travel.  At December 31, 2011, the Bank's total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $3.2 million. CDC and CDE were incorporated and organized in 2010 under the laws of the State of Missouri. At December 31, 2011, the Bank's total investment in GS, L.L.C. ("GSLLC") was $38.3 million. GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. At December 31, 2011, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $14.4 million. GSSCLLC was incorporated and organized in 2009 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. At December 31, 2011, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $1.5 million. GSRE Holding was incorporated and organized in 2009 under the laws of the State of Missouri. At December 31, 2011, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-. GSRE Holding II was incorporated and organized in 2009 under the laws of the State of Missouri. In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2011 and 2010, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income of $-0- in each of the years ended December 31, 2011 and 2010.

General Insurance Agency. Great Southern Insurance, a division of GSFC, was organized in 1974. It acts as a general property, casualty and life insurance agency for a number of clients, including the Bank. Great Southern Insurance had net income of $59,000 and $173,000 in the years ended December 31, 2011 and 2010, respectively. In addition, Great Southern Insurance had gross revenues of $1.5 million in the each of the years ended December 31, 2011 and 2010.

Travel Agency. Great Southern Travel, a division of GSFC, was organized in 1976. At December 31, 2011, it was the largest travel agency based in southwestern Missouri and was estimated to be in the top 5% (based on gross revenue) of travel agencies nationwide. Great Southern Travel operates from thirteen full-time locations, including a facility at the Springfield-Branson National Airport, and additional corporate on-site locations. It engages in personal, commercial and group travel services. Great Southern Travel had net income of $615,000 and $442,000 in the years ended December 31, 2011 and 2010, respectively. In addition, Great Southern Travel had gross revenues of $6.7 million and $6.1 million in the years ended December 31, 2011 and 2010, respectively.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability corporations (as a limited partner) for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net losses of $(387,000) and $(21,000) in years ended December 31, 2011 and 2010, respectively.

GS, L.L.C. GS, L.L.C. was organized in 2005.  GSLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(5.7 million) and $(7.1 million) in the years ended December 31, 2011 and 2010, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSC, L.L.C. was organized in 2008.  GSSCLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had a net loss of $(196,000) in the year ended December 31, 2011 and net income of $88,000 in the year ended December 31, 2010.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2011, GSRE Holding held only cash of $1.5 million.  GSRE Holding had net income of $345,000 and $-0- in the years ended December 31, 2011 and 2010, respectively.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2011 and 2010, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2011 and 2010.

GSB One, L.L.C. At December 31, 2011, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $918 million.  The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $39.4 million and $32.3 million in the years ended December 31, 2011 and 2010, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in August of 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral to a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2011 its investment totaled $4.0 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  VFP had net income of $2,000 for the year ended December 31, 2011.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in September of 2011.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral to a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2011 its investment totaled $2.1 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  VFP II had net income of $9,000 for the year ended December 31, 2011.

Competition

The banking industry in the Company’s market areas is highly competitive.  In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms and many other financial service firms.  Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience.  Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs.

A substantial number of the commercial banks operating in most of the Company’s market areas are branches or subsidiaries of large organizations affiliated with statewide, regional or national banking companies and as a result they may have greater resources with which to compete. Additionally, the Company faces competition from a large number of community banks, many of which have senior management who were previously with other local banks or investor groups with strong local business and community ties.

The Company faces strong competition in attracting deposits throughout its five-state footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 104 branch offices, 73.1% of our franchise (based on deposits) is located in Missouri where our total market share at June 30, 2011 was 1.7% or tenth in the state.  The financial institutions with the top three market share positions in Missouri at June 30, 2011, were U.S. Bancorp, Bank of America Corp., and Commerce Bancshares, Inc. which had a combined market share of 29.9%.  We also have branch offices in the states of Kansas, Iowa, Nebraska and Arkansas which make up 12.5%, 11.7%, 2.3% and 0.4% of our total franchise (based on deposits).  In Kansas and Iowa, we have 0.6% and 0.5%, respectively, of the deposit market share at June 30, 2011 with rankings of 34th and 40th in these states, respectively.  The leading market share positions in these states are held by Bank of America Corp. and Wells Fargo & Co., respectively.  The Company’s market share for our primary metropolitan statistical areas was as follows at June 30, 2011:

Metropolitan	Number of	Percentage of Total		Leading Market Share
Statistical Area	Branch Offices	Market Share	Rank	Position if Rank is not 1

Springfield, Mo.	24	12.6%	1	N/A
Branson, Mo.	6	24.3	1	N/A
Sioux City, Iowa	7	7.2	3	Security National Corp.
Kansas City, Mo.	12	0.6	27	UMB Financial Corp.
Saint Louis, Mo.	6	0.3	49	U.S. Bancorp

Our most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in our market areas.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch and ATM locations with inter-branch deposit and withdrawal privileges at each branch location. Our ability to attract and retain customer deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Bank's market area.  The specific institutions are similar to those discussed above in regards to deposit market share.  Commercial banks and finance companies provide vigorous competition in commercial and consumer lending.  The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, the quality of services it provides to borrowers and the locations of our branch office network.

Many of our competitors have substantially greater resources, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors (including nationwide banks that have a significant presence in our market areas) may be able to price loans and deposits more aggressively than we do due to their greater economies of scale.  Smaller and newer competitors may also be more aggressive than we are in terms of pricing loan and deposit products in order to obtain a larger share of the market.  In addition, some competitors located outside of our market areas conduct business primarily over the Internet, which may enable them to realize certain savings and offer products and services at more favorable rates and with greater convenience to certain customers.

We also depend, from time to time, on outside funding sources, including brokered deposits, where we face nationwide competition, and Federal Home Loan Bank advances.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

Despite the highly competitive environment and the challenges it presents to us, management believes the Company will continue to be competitive because of its strong commitment to quality customer service, competitive products and pricing, convenient local branches and active community involvement.

Employees

At December 31, 2011, the Bank and its affiliates had a total of 1,256 employees, including 296 part-time employees.  None of the Bank's employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

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

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

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

All loans by the Bank to the principal stockholders, directors and executive officers of the Bank or any affiliate are subject to FRB regulations restricting loans and other transactions with insiders of the Bank.  Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-insiders.  A bank may allow favorable rate loans to insiders pursuant to an employee benefit program available to bank employees generally.  The Bank has such a program.

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

Capital

General.  The Federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater. As of December 31, 2011, the Bank was "well capitalized."  An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2011, the Company was "well capitalized."

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under the rules in effect through March 31, 2011, the initial base assessment rates prior to adjustments ranged from 12 to 16 basis points for Risk Category I, and were 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates were subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments ranged from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity instead of its deposits, which was the assessment base previously.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment equal to five basis points of its assessment base as of June 30, 2009, which was collected on September 30, 2009.

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

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2011, the assessment rate was 0.66 basis points applied to the same assessment base as is used for deposit insurance assessments.  For the first quarter of 2012, the rate is 1.02 basis points.

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

Temporary Liquidity Guarantee Program

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system.  The TLGP had two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing unlimited deposit insurance for non-interest bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount.  The Company and the Bank did not issue any debt under this program.  The Bank participated in the transaction account guarantee program during the extension period ending December 31, 2011.  The fees for this program ranged from 15-25 basis points (annualized), depending on the institution’s Risk Category for deposit insurance assessment purposes, assessed on amounts in covered accounts exceeding $250,000.

Under the Dodd-Frank Act, non-interest bearing deposit transaction accounts and IOLTA accounts receive unlimited deposit insurance through December 31, 2012, and the Bank pays no additional fees or premiums for this coverage.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2011, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2011, Great Southern had $12.1 million in FHLBank stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.04% and were 3.00% for year the ended December 31, 2011.

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

General

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

Bad Debt Deduction

As of December 31, 2011 and 2010, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2011 and 2010.

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

FDIC-Assisted Bank Transactions

During 2009 and 2011, the Bank acquired assets and liabilities of three unrelated failed institutions in transactions with the FDIC. As part of these transactions, the Bank and the FDIC entered into loss sharing agreements whereby the FDIC agreed to share losses incurred associated with the assets purchased by the Bank.

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

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examinations for 2006 and 2007.  As a result, the Company’s 2006 and subsequent tax years remain open for examination.  It is too early in the examination process to predict the outcome of the underlying partnership examinations; however, the Company does not expect significant adjustments to its financial statements from these examinations.

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

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed recently, the rate of this growth has been slow and unemployment remains at very high levels.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction loans and commercial real estate loans.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital and borrow in the debt markets. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.

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

Since our business is primarily concentrated in Missouri, Iowa and Kansas, a significant downturn in these state or local economies, particularly in Springfield, St. Louis or Branson, may adversely affect our business.

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

Another large concentration of loans contiguous to Springfield is in the Branson area.  The region is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which has been constructed in Branson’s historic downtown.  In addition, several large national retailers have opened new stores in Branson.  In 2010 and 2011, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  At December 31, 2011, approximately 9% of our loan portfolio consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.

In addition to the concentrations in the southwest Missouri area, we also have a concentration of loans to borrowers in or secured by properties in the St. Louis, Missouri metropolitan area.  At December 31, 2011, approximately 20% of our loan portfolio consisted of loans apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri metropolitan area.

With the FDIC-assisted transactions that were completed in 2009, we now have additional concentrations of loans in Western and Central Iowa and in Eastern Kansas.  The FDIC-assisted transaction completed in 2011 added to our concentrations in Missouri, particularly in St. Louis.  The loans acquired in the FDIC-assisted transactions are subject to loss sharing agreements with the FDIC.

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

Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 65.8% of our total loan portfolio as of December 31, 2011.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2011, we had $248.7 million of loans secured by apartments, $143.3 million of loans secured by motels, $122.1 million of loans secured by healthcare facilities, $110.0 million of loans secured by retail-related projects, and $100.2 million of loans secured by office/warehouse facilities, which are particularly sensitive to certain risks, including the following:

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

The overall credit quality of our construction loan portfolio is impacted by trends in real estate values.  We continually monitor changes in key regional and national economic factors because changes in these factors can impact our residential and commercial construction loan portfolio and the ability of our borrowers to repay their loans.  Across the United States over the past few years, the residential real estate market has experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates, and weaknesses have arisen in the commercial real estate market as well.  The conditions in the residential real estate market have led to significant increases in loan delinquencies and credit losses as well as higher provisioning for loan losses which in turn have had a negative effect on earnings for many banks across the country.  Likewise, we have also experienced loan delinquencies in our construction loan portfolio.  The current slowdown in both the residential and the commercial real estate markets could continue to negatively impact real estate values and the ability of our borrowers to liquidate properties.  Despite reduced sales prices, the lack of liquidity in the real estate market and tightening of credit standards within the banking industry may continue to diminish all sales, further reducing our borrowers’ cash flows and weakening their ability to repay their debt obligations to us.  As a result, we may experience a further material adverse impact on our financial condition and results of operations.

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

We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period.  As such, we have adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources, including interest rate derivatives, so that it may reasonably maintain its net interest income and net interest margin.  However, interest rate fluctuations, the level and shape of the interest rate yield curve, maintaining excess liquidity levels, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position.  Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted.

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

Our operations may depend upon our continued ability to access brokered deposits and Federal Home Loan Bank advances.

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $48.3 and $184.4 million at December 31, 2011, compared with $144.5 million and $153.5 million at December 31, 2010.  Although brokered deposits have decreased substantially since December 31, 2008 and compared to previous years, we expect to continue to reduce our reliance on brokered deposits.  However, we do expect to continue to utilize brokered deposits from time to time as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2011 and 2010, were Great Southern Bank customer deposits totaling $216.3 million and $218.8 million, respectively, that were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2011, the Bank owned $12.1 million of Federal Home Loan Bank of Des Moines stock, which declared and paid an annualized dividend approximating 3.00% during the fourth quarter of 2011.  The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

•
Great Southern Bank entered into loss sharing agreements with the FDIC as part of the TeamBank, N.A., Vantus Bank and Sun Security Bank transactions. These loss sharing agreements require that Great Southern Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by Great Southern Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We completed two significant acquisitions in 2009, completed one significant acquisition in 2011 and have opened additional banking offices in recent years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

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

We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have an adverse effect on our business and operations.  For example, a federal rule which took effect on July 1, 2010 prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This rule has adversely affected, and is likely to continue to adversely affect, the results of our operations by reducing the amount of our non-interest income.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities are no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities were grandfathered and will continue to qualify as Tier 1 capital.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, one year after the date of its enactment, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act created a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive acts and practices”.

Additional provisions of the Dodd-Frank Act are described in this report under “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effect of Federal Laws and Regulations-Recent Legislation Impacting the Financial Services Industry.”

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company.  However, compliance with this law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

As a service to our clients, we currently offer an Internet PC banking product and a smartphone application for iPhone and Android users.  Use of these services involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our clients' transaction data. If we were to experience such a breach or compromise, we could suffer losses and our operations could be adversely affected.

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

Our SBLF Preferred Stock impacts net income available to our common stockholders and earnings per common share.

The dividends declared on the SBLF Preferred Stock reduce the net income available to common stockholders and our earnings per common share.  The SBLF Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Great Southern Bancorp.

The dividend rate on the SBLF Preferred Stock will fluctuate initially from 1% to 5% based on our level of “Qualified Small Business Lending,” or “QSBL,” as compared to our “baseline” level.  The cost of the capital we received from the SBLF Preferred Stock will increase significantly if the level of our “QSBL” as of September 30, 2013 does not represent an increase from our “baseline” level.  This cost also will increase significantly if we have not redeemed the SBLF Preferred Stock before the fourth anniversary of the SBLF transaction.

The per annum dividend rate on the SBLF Preferred Stock can fluctuate on a quarterly basis during the first ten quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the amount of “QSBL” by the Bank from a “baseline” level ($158.3 million, which represents the average of the Bank’s quarter-end QSBL for the four quarters ended June 30, 2010, as adjusted for the Sun Security Bank FDIC-assisted acquisition).  The dividend rate for the initial dividend period (which ended on September 30, 2011) was 5%, the dividend rate for the second dividend period (which ended on December 31, 2011) was 2.57% and the dividend rate for the third dividend period (which ends on March 31, 2012) is 1.00%.  For the fourth dividend period through the tenth dividend period, the dividend rate may be adjusted to between one percent and five percent, to reflect the amount of percentage change in the Bank’s level of QSBL from the baseline level to the level as of the end of the second quarter preceding the dividend period in question.  For the eleventh dividend period to the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7.00%.  From and after the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at 9.00%, regardless of the level of QSBL.  Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity.

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

Under the terms of the SBLF Preferred Stock and the securities purchase agreement between us and the Treasury in connection with the SBLF transaction our ability to pay dividends on or repurchase our common stock is subject to a limit requiring us generally not to reduce our Tier 1 capital from the level on the SBLF closing date by more than 10%.  In addition, if we fail to pay an SBLF dividend, there are further restrictions on our ability to pay dividends on or repurchase our common stock.  As described below in the next risk factor, the terms of our outstanding junior subordinated debt securities prohibit us from paying dividends on or repurchasing our common stock at any time when we have elected to defer the payment of interest on such debt securities or certain events of default under the terms of those debt securities have occurred and are continuing.  These restrictions could have a negative effect on the value of our common stock.  Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors.  Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of December 31, 2011, we had outstanding $30.9 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts.  We have also guaranteed those trust preferred securities.  There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF Preferred Stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the SBLF Preferred Stock and our common stock, from redeeming, repurchasing or otherwise acquiring any of the SBLF Preferred Stock or our common stock, and from making any payments to holders of the SBLF Preferred Stock or our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.  Moreover, without notice to or consent from the holders of our common stock or the SBLF Preferred Stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Holders of the SBLF Preferred Stock have limited voting rights.

Until and unless we fail to pay full dividends on the SBLF Preferred Stock for six or more dividend periods, whether or not consecutive, and the aggregate liquidation preference amount of the then-outstanding shares of SBLF Preferred Stock is at least $25.0 million, the holders of the SBLF Preferred Stock will have no voting rights except with respect to certain fundamental changes in the terms of the SBLF Preferred Stock and except as may be required by law.  If, however, dividends on the SBLF Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, and if the aggregate liquidation preference amount of the then-outstanding shares of SBLF Preferred Stock is at least $25.0 million, then the total number of positions on the Great Southern Bancorp Board of Directors will automatically increase by two and the holders of the SBLF Preferred Stock, acting as a single class, will have the right, but not the obligation, to elect two individuals to serve in the new director positions.  This right and the terms of such directors will end when we have paid full dividends for at least four consecutive dividend periods.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company’s eight Board positions.  As of

December 31, 2011, they collectively beneficially owned approximately 2,134,599 shares of the Company’s common stock (excluding 115,550 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 15.8% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of two other beneficial owners of more than five percent of the outstanding shares of our common stock, one of whom is a director of the Company.

As of December 31, 2011, one of the Company’s directors, Earl A. Steinert, beneficially owned 938,000 shares of our common stock, representing approximately 7.0% of total shares outstanding.  We are aware of one other beneficial owner of more than five percent of our common stock. We believe that this holder beneficially owns 1,307,540 shares, representing approximately 9.7% of total shares outstanding.  The shares that can be voted by the Turner family members (1,347,986 shares, per the ten percent voting limitation in our charter), the shares beneficially owned by Mr. Steinert (938,000) and the shares beneficially owned by the other greater than five percent beneficial owner (1,307,540) total 3,593,526, representing approximately 26.7% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments that were received more than 180 days before December 31, 2011.

ITEM 2.  PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2011, the Company operated 104 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Nebraska, Kansas and Arkansas.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2011, the Company also operated four loan production offices that serve market areas in which banking centers were also operated.  In addition, the travel division has offices in some banking center locations as well as several small offices in other locations including some of its larger corporate customers' headquarters.  The Company owns 67 of its locations and 17 locations were leased for various terms.  Of the leased locations, five represent buildings that are owned on land that is leased.  All buildings owned are free of encumbrances or mortgages.  The Company is currently operating out of 27 facilities as a result of the Sun Security Bank FDIC-assisted transaction which took place in October 2011.  The Company plans to purchase all but one of these locations from the FDIC in the future.  See also Note 19 of the accompanying audited financial statements.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $84.2 million and $68.4 million at December 31, 2011 and 2010, respectively.  See also Note 7 and Note 17 of the accompanying audited financial statements.

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

On November 22, 2010, a suit was filed against the Bank in Missouri state court in Springfield by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws.  The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts.  The Court denied a motion to dismiss filed by the Bank and litigation is ongoing.  At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Steven G. Mitchem. Mr. Mitchem, age 60, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 47, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 54, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 56, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information. The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2011 there were 13,479,856 total shares of common stock outstanding and approximately 2,300 shareholders of record.

High/Low Stock Price

	2011		2010		2009
	High	Low	High	Low	High	Low

First Quarter	$24.44	$19.27	$24.50	$20.35	$15.26	$9.04
Second Quarter	22.36	16.69	26.32	20.30	22.96	13.16
Third Quarter	20.43	15.01	22.22	19.37	24.47	18.33
Fourth Quarter	24.32	15.65	24.60	21.05	24.60	20.68
The last sale price of the Company's Common Stock on December 31, 2011 was $23.59.

Dividend Declarations

	2011	2010	2009

First Quarter	$.18	$.18	$.18
Second Quarter	.18	.18	.18
Third Quarter	.18	.18	.18
Fourth Quarter	.18	.18	.18

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Issuer Purchases of Equity Securities

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Prior to our redemption of the CPP Preferred Stock, we were precluded from purchasing shares of the Company’s common stock without the Treasury's consent.  Our participation in the SBLF program does not preclude us from purchasing shares of the Company’s common stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company’s Tier 1 capital would be at least equal to the “Tier 1 Dividend Threshold” under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

As indicated below, no shares were purchased during the fourth quarter of 2011.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2011 - October 31, 2011	---	$	---	---	396,562
November 1, 2011 - November 30, 2011	---		---	---	396,562
December 1, 2011 - December 31, 2011	---		---	---	396,562

	---	$	---	---

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2011, 2010, 2009, 2008 and 2007, are derived from our Consolidated Financial Statements, which have been audited by BKD, LLP.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Information.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)

Summary Statement of Condition Information:
Assets	$3,790,012	$3,411,505	$3,641,119	$2,659,923	$2,431,732
Loans receivable, net	2,153,081	1,899,386	2,091,394	1,721,691	1,820,111
Allowance for loan losses	41,232	41,487	40,101	29,163	25,459
Available-for-sale securities	875,411	769,546	764,291	647,678	425,028
Foreclosed assets held for sale, net	67,621	60,262	41,660	32,659	20,399
Deposits	2,963,539	2,595,893	2,713,961	1,908,028	1,763,146
Total borrowings	485,853	495,554	591,908	500,030	461,517
Stockholders' equity (retained
earnings substantially restricted)	324,587	304,009	298,908	234,087	189,871
Common stockholders' equity	266,644	247,529	242,891	178,507	189,871
Average loans receivable	2,007,914	2,019,361	2,028,067	1,842,002	1,774,253
Average total assets	3,496,860	3,528,043	3,403,059	2,522,004	2,340,443
Average deposits	2,671,710	2,661,164	2,483,264	1,901,096	1,784,060
Average stockholders' equity	316,486	309,558	274,684	183,625	185,725
Number of deposit accounts	189,288	171,278	173,842	95,784	95,908
Number of full-service offices	104	75	72	39	38

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Summary Statement of Operations Information:
Interest income:
Loans	$171,201	$145,832	$123,463	$119,829	$142,719
Investment securities and other	27,466	27,359	32,405	24,985	21,152
	198,667	173,191	155,868	144,814	163,871
Interest expense:
Deposits	26,370	38,427	54,087	60,876	76,232
Federal Home Loan Bank advances	5,242	5,516	5,352	5,001	6,964
Short-term borrowings and repurchase agreements	2,965	3,329	6,393	5,892	7,356
Subordinated debentures issued to capital trust	569	578	773	1,462	1,914
	35,146	47,850	66,605	73,231	92,466
Net interest income	163,521	125,341	89,263	71,583	71,405
Provision for loan losses	35,336	35,630	35,800	52,200	5,475
Net interest income after provision for loan losses	128,185	89,711	53,463	19,383	65,930
Noninterest income:
Commissions	8,915	8,284	6,775	8,724	9,933
Service charges and ATM fees	18,063	18,652	17,669	15,352	15,153
Net realized gains on sales of loans	3,524	3,765	2,889	1,415	1,037
Net realized gains on sales of
available-for-sale securities	483	8,787	2,787	44	13
Realized impairment of available-for-sale securities	(615)	---	(4,308)	(7,386)	(1,140)
Late charges and fees on loans	651	767	672	819	962
Gain (loss) on derivative interest rate products	(10)	---	1,184	6,981	1,632
Gain recognized on business acquisitions	16,486	---	89,795	---	---
Accretion (amortization) of income/expense related to business acquisition	(37,797)	(10,427)	2,733	---	---
Other income	2,560	2,124	2,588	2,195	1,829
	12,260	31,952	122,784	28,144	29,419
Noninterest expense:
Salaries and employee benefits	48,836	44,842	40,450	31,081	30,161
Net occupancy expense	16,162	14,341	12,506	8,281	7,927
Postage	3,170	3,303	2,789	2,240	2,230
Insurance	4,938	4,562	5,716	2,223	1,473
Advertising	1,490	1,932	1,488	1,073	1,446
Office supplies and printing	1,337	1,522	1,195	820	879
Telephone	2,471	2,333	1,828	1,396	1,363
Legal, audit and other professional fees	3,837	2,867	2,778	1,739	1,247
Expense on foreclosed assets	11,846	4,914	4,959	3,431	608
Other operating expenses	10,576	8,288	4,486	3,422	4,373
	104,663	88,904	78,195	55,706	51,707
Income (loss) before income taxes	35,782	32,759	98,052	(8,179)	43,642
Provision (credit) for income taxes	5,513	8,894	33,005	(3,751)	14,343
Net income (loss)	30,269	23,865	65,047	(4,428)	29,299
Preferred stock dividends and discount accretion	2,798	3,403	3,353	242	---
Non-cash deemed preferred stock dividend	1,212	---	---	---	---
Net income (loss) available to common shareholders	$26,259	$20,462	$61,694	$(4,670)	$29,299

	At or For the Year Ended December 31,
	2011		2010		2009		2008		2007
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings (loss) per common share	$1.95		$1.52		$4.61		$(0.35)		$2.16
Diluted earnings (loss) per common share	1.93		1.46		4.44		(0.35)		2.15
Cash dividends declared	0.72		0.72		0.72		0.72		0.68
Book value per common share	19.78		18.40		18.12		13.34		14.17
Average shares outstanding	13,462		13,434		13,390		13,381		13,566
Year-end actual shares outstanding	13,480		13,454		13,406		13,381		13,400
Average fully diluted shares outstanding	13,626		14,046		13,382		13,381		13,654

Earnings Performance Ratios:
Return on average assets(1)	0.87%		0.68%		1.91%		(0.18)%		1.25%
Return on average stockholders' equity(2)	11.67		9.42		29.72		(2.47)		15.78
Non-interest income to average total assets	0.35		0.91		3.61		1.12		1.25
Non-interest expense to average total assets	2.99		2.52		2.30		2.21		2.21
Average interest rate spread(3)	5.06		3.81		2.98		2.74		2.71
Year-end interest rate spread	3.68		3.81		3.56		3.02		3.00
Net interest margin(4)	5.17		3.93		3.03		3.01		3.24
Efficiency ratio(5)	59.54		56.52		36.88		55.86		51.28
Net overhead ratio(6)	2.64		1.61		(1.31)		1.09		0.95
Common dividend pay-out ratio(7)	37.31		49.32		16.22		N/A		31.63

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	2.33%		2.48%		2.35%		1.66%		1.38%
Non-performing assets/year-end loans and foreclosed assets	3.31		3.93		2.99		3.69		2.99
Allowance for loan losses/non-performing loans	149.95		141.02		151.38		87.84		71.77
Net charge-offs/average loans	2.09		2.05		1.44		2.63		0.35
Gross non-performing assets/year end assets	1.96		2.30		1.79		2.48		2.30
Non-performing loans/year-end loans	1.25		1.52		1.24		1.90		1.92

Balance Sheet Ratios:
Loans to deposits	72.65%		73.17%		77.06%		90.23%		103.23%
Average interest-earning assets as a percentage of average interest-bearing liabilities	110.55		108.22		102.17		108.98		112.71

Capital Ratios:
Average common stockholders' equity to average assets	7.4%		7.2%		6.4%		7.1%		7.9%
Year-end tangible common stockholders' equity to assets	6.9		7.1		6.5		6.7		7.7
Great Southern Bancorp, Inc.:
Tier 1 risk-based capital ratio	14.8		16.8		15.0		13.8		10.6
Total risk-based capital ratio	16.1		18.0		16.3		15.1		11.9
Tier 1 leverage ratio	9.2		9.5		8.6		10.1		9.1
Great Southern Bank:
Tier 1 risk-based capital ratio	14.1		14.6		12.9		10.7		10.4
Total risk-based capital ratio	15.3		15.8		14.2		11.9		11.7
Tier 1 leverage ratio	8.6		8.3		7.4		7.8		9.0
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement: (9)
Including deposit interest	1.78	x	1.53	x	2.30	x	0.88	x	1.47	x
Excluding deposit interest	3.30	x	2.99	x	6.29	x	0.33	x	3.69	x

____________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7) (8) (9)
Cash dividends per common share divided by earnings per common share
Excludes assets covered by FDIC loss sharing agreements.
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, including but not limited to the recently completed FDIC-assisted transaction involving Sun Security Bank, might not be realized within the anticipated time frames or at all, the possibility that the amount of the gain the Company ultimately recognizes from the Sun Security Bank transaction will be materially different from the preliminary gain recorded, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above and other risks described from time to time in the company’s filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. In addition, the Bank’s regulators could require additional provisions for loan losses as part of their examination process. The Bank's latest annual regulatory examination was completed in December 2011.

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

Carrying Value of FDIC-covered Loans and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the March 20, 2009, September 4, 2009 and October 7, 2011 FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 5 of the accompanying audited financial statements for additional information.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2011, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. At December 31, 2011, goodwill consisted of $379,000 at the Bank reporting unit and $878,000 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At

December 31, 2011, the amortizable intangible assets consisted of core deposit intangibles of $5.7 million at the Bank reporting unit and $15,000 of non-compete agreements at the Travel reporting unit. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2011. While the Company believes no impairment existed at December 31, 2011, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which, in some cases, have resulted in large declines in the fair value of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The Company’s financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Current economic conditions have impacted the markets in which we operate.  Throughout our market areas, the economic downturn negatively affected consumer confidence and elevated unemployment levels.  Consequently, average prices for existing home sales in the Midwest, which includes our market areas, were down 3.2% in 2011 over 2010 according to the National Association of Realtors.  In turn, this can potentially increase related losses upon foreclosure due to depressed values.  Higher vacancy rates have negatively impacted cash flows on commercial real estate loans.  Retail, office and industrial types of commercial real estate properties had vacancy rates that averaged 10.7%, 16.4% and 11.3%, respectively, in the Company’s primary markets for 2011 according to real estate services firms CBRE and Cassidy Turley.  These vacancy rates in the Company’s primary markets are up from averages of 9.6%, 15.1% and 8.8%, respectively, for 2007, prior to the economic downturn.  According to real estate services firms Colliers International, Jones Lang LaSalle and Cassidy Turley, national averages were 10.9%, 17.6% and 9.1%, respectively, for 2011, up from 10.0%, 15.0% and 8.2% for 2007, prior to the economic downturn.  Increased vacancy rates for commercial real estate properties can correlate to fewer commercial land development sales because of the risk involved in developing these types of properties when similar completed properties have vacancies.  The Missouri unemployment rate declined during the year ended December 31, 2011 from 9.6% at December 31, 2010 to 8.0% at December 31, 2011, on a preliminary basis, and was below the national average of 8.5% at December 31, 2011.  The Iowa and Kansas unemployment rates also declined during the year ended December 31, 2011 from 6.1% and 6.8% at December 31, 2010, respectively, to 5.6% and 6.3% at December 31, 2011, respectively.  Loan types specifically impacted by certain market areas in Missouri include loans secured by condominiums and condominium development in the St. Louis, Central Missouri and Branson market areas.  Borrowers with loans secured by condominiums and condominium development are now changing business strategies to remarket units for rent as opposed to sale.  The St. Louis market area has experienced the highest level of unemployment among our market areas, with unemployment rates at 8.3%, on a preliminary basis, and 9.4% at December 31, 2011 and 2010, respectively.  However, we have a minimal level of one- to four-family residential and consumer loans in this market and the negative impact of the economy specific to this area has generally been in condominium loans as previously discussed. The unemployment rate for the Springfield market area was below the national average, on a preliminary basis, at 6.8% at December 31, 2011, and overall lending activity has improved somewhat but is still below historic levels.

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

In the year ended December 31, 2011, Great Southern's total assets increased $378.5 million, or 11.1%, from $3.41 billion at December 31, 2010, to $3.79 billion at December 31, 2011. Full details of the current year changes in total assets are provided in the “Comparison of Financial Condition at December 31, 2011 and December 31, 2010” section of this Annual Report on Form 10-K.

Loans.  In the year ended December 31, 2011, Great Southern's net loans increased $247.2 million, or 13.2%, from $1.88 billion at December 31, 2010, to $2.12 billion at December 31, 2011.  The increase was primarily due to the loans acquired in the Sun Security Bank FDIC-assisted transaction during 2011 which totaled $144.6 million at December 31, 2011.  Excluding loans covered by loss sharing agreements, commercial real estate loans also increased $109.6 million, or 20.7%, other commercial loans increased $50.5 million, or 27.2%, and multi-family residential loans increased $32.9 million, or 15.6%.  Commercial construction loans also increased but the increase was primarily offset by decreases in subdivision construction and land development loans.  Partially offsetting these increases was a decrease in net loans acquired through the 2009 FDIC-assisted transactions of $52.9 million, or 17.4%, primarily because of loan repayments.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  The net loan growth experienced during the year ended December 31, 2011, excluding the Sun Security Bank FDIC-assisted transaction, may continue into 2012.  However, based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly at this time. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Of the total loan portfolio at December 31, 2011 and 2010, 79.0% and 79.5%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts.  At December 31, 2011 and 2010, commercial real estate and commercial construction loans were 46.5% and 45.7% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2011 and 2010, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 27% and 29% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2011 and 2010, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 20% and 17% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s expansion into the St. Louis MSA in May 2009 provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and multi-family residential loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were in one- to four-family residential and consumer loans.  For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see Item 1. “Business” – Lending Activities.

The percentage of fixed-rate loans in our loan portfolio (excluding loans acquired through FDIC-assisted transactions) has increased from 21% in 2007 to 49% in 2011 due to customer preference for fixed rate loans during this period of low interest rates.  Of the total amount of fixed rate loans in our portfolio, 74% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2011, our internal interest rate risk models indicated a one-year interest rate sensitivity gap that is fairly neutral.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level or our analyses determined minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2011 and December 31, 2010, an estimated 0.6% and 1.1%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2011 and December 31, 2010, an estimated 0.4% and 0.9%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2011 troubled debt restructurings totaled $58.1 million, or 2.7% of total loans, up $37.8 million from $20.4 million, or 1.1% of total loans, at December 31, 2010.  At December 31, 2009, troubled debt restructurings totaled $11.6 million, or 0.5% of total loans.  At December 31, 2008 and 2007, the Company had no loans that were modified in troubled debt restructurings.  This increase over the past five years is primarily due to the economic downturn and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the year ended December 31, 2011, twelve loans totaling $41.0 million were each restructured into multiple new loans.  During the year ended December 31, 2010, four loans totaling $8.2 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 4 of the accompanying audited financial statements.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At December 31, 2011, approximately seven years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans are expected to repay within two to eleven years.  At December 31, 2011, approximately eight years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans are expected to repay within two to thirteen years.   At December 31, 2011, approximately ten years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans are expected to repay within eight years.   At December 31, 2011, approximately two years remain on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans are expected to repay within two to three years.  At December 31, 2011, approximately three years remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans are expected to repay within two to five years.  At December 31, 2011, approximately five years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans are expected to repay within three years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase.  The loss sharing agreements and their related limitations are described in detail in Note 5 of the accompanying audited financial statements.

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

Available-for-sale Securities.  In the year ended December 31, 2011, available-for-sale securities increased $105.9 million, or 13.8%, from $769.5 million at December 31, 2010, to $875.4 million at December 31, 2011.  The increase was due in part to the acquisition of securities totaling $45.3 million through the Sun Security Bank FDIC-assisted transaction during 2011.  The increase was also due to net purchases of mortgage-backed securities which increased $42.5 million from $599.2 million at December 31, 2010 to $641.7 million at December 31, 2011.  These securities were purchased for pledging to secure public-fund deposits and customer reverse repurchase agreements and also to earn higher yields as compared to holding the funds in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents totaled $380.2 million at December 31, 2011 a decrease of $49.8 million, or 11.6%, from $430.0 million at December 31, 2010.  The decrease in cash and cash equivalents during 2011 was due to increased loan funding, purchases of available-for-sale securities and redemption of brokered deposits, partially offset by the cash received from the FDIC in the Sun Security Bank FDIC-assisted transaction.

Foreclosed Assets.  Foreclosed assets totaled $67.6 million at December 31, 2011, an increase of $7.3 million, or 12.1%, from $60.3 million at December 31, 2010.  Foreclosed assets, excluding those covered by loss sharing agreements with the FDIC, increased from $20.4 million, or 0.8% of total assets, at December 31, 2007 to $46.9 million, or 1.2% of total assets, at December 31, 2011.  Foreclosed assets began increasing in 2007 as the United States economy slowed due to a severe economic recession in 2008 and 2009.  During 2010 and 2011, economic growth was slow and residential and commercial real estate markets recovered only slightly, if at all.  The levels of net additions to foreclosed assets during 2011, while still elevated, were lower than in the last four years.  Because sales of foreclosed properties have been slower than additions, total foreclosed assets increased in each of the last four years.  The trend of higher additions and lower sales due to the economy is magnified in the subdivision construction and land development categories where properties are more speculative in nature and market activity has been very slow.  See “Non-performing Assets – Foreclosed Assets” for additional information on the Company’s foreclosed assets.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2011, total deposit balances increased $367.6 million, or 14.2%.  The increase was primarily due to the addition of the $280.9 million of core deposits assumed from Sun Security Bank in the FDIC-assisted transaction during 2011.  Including the deposits assumed from Sun Security Bank, interest-bearing transaction accounts increased $325.1 million, non-interest-bearing checking accounts increased $73.2 million and retail certificates of deposit increased $68.1 million.  Total brokered deposits decreased $98.7 million, primarily because of $106.2 million of brokered deposits that matured or were called by the Company during 2011. Included in total brokered deposits at December 31, 2011 and December 31, 2010, were Great Southern Bank customer deposits totaling $216.3 million and $218.8 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during year ended December 31, 2011.

Our deposit balances may fluctuate from time to time depending on customer preferences and our relative need for funding.  In 2010, we experienced an overall decline in deposits which corresponded with the decrease in loans receivable.  Because of overall low loan demand and increased liquidity levels in 2010, when compared to historic trends, we chose to allow our deposit balances to decrease.  As discussed previously regarding 2011, this was primarily done by redeeming brokered CDs without replacement and by allowing higher-cost CDARS accounts to decrease by offering lower rates or redeeming them.  The transition in deposit types from time deposits to transaction deposits benefits our net interest margin by generally reducing our cost of funds.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  When loan demand begins trending upward, we can increase rates paid on deposits to increase deposit balances and may again utilize brokered deposits to provide necessary funding.  Because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to lower its funding costs significantly in the current low interest rate environment, although interest rates on assets may decline further.

The Sun Security Bank and other core deposits added during 2011 helped the Company lower overall funding costs.  However, because market interest rates are already very low, it may be difficult for the Company to further lower its funding costs significantly, while interest rates on assets may decline further.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.  Increasing rates paid can help to attract deposits if needed; however, this method could negatively impact the Company’s net interest margin.

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

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime rate" of interest and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 5 of the accompanying audited financial statements, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we expect to be able to continue to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities as payments are made on our mortgage-backed securities and the proceeds are reinvested at lower rates.  Similarly, interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At December 31, 2011, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $703 million with rates that change immediately with changes to the prime rate of interest. Of this total, $659 million also had interest rate floors. These floors were at varying rates, with $68 million of these loans having floor rates of 7.0% or greater and another $509 million of these loans having floor rates between 5.0% and 7.0%. In addition, there were $82 million of these loans with floor rates between 3.25% and 5.0%.  At December 31, 2011, all $659 million of these loans were at their floor rates. The loan yield for the total loan portfolio was approximately 261, 278 and 300 basis points higher than the national "prime rate of interest" at December 31, 2011, 2010 and 2009, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses. The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2011 and 2009, non-interest income was also affected by the gains recognized on the FDIC-assisted transactions. In 2011 and 2010, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Years Ended December 31, 2011 and 2010” section of this Annual Report on Form 10-K.

Business Initiatives

As part of its long-term strategic plan, the Company anticipates opening two to three banking centers per year as conditions warrant. In December 2011, the Company opened a new banking center in Affton, Mo., a suburb of St. Louis. In addition, a new banking center in O’Fallon, Mo., opened in February 2012. Great Southern Travel moved its St. Peters office into the O’Fallon office as well. The Affton and O’Fallon facilities were former offices of other banks and provided expedient entries into these two St. Louis markets. With the addition of these two locations, Great Southern operates seven banking centers in the St. Louis metro area.

Construction is nearing completion on a new banking center on West Kearney in north Springfield that will replace a leased location approximately one block east of the site. The current banking center’s customer transaction volume is one of the highest in the Company’s franchise. The banking center is expected to open in the second quarter of 2012.

Construction is well underway on a new banking center on West 135th Street in Olathe, Kan., in an established retail business district. This new banking center will replace the Company’s current banking center at 11120 South Lone Elm Road, which is located in a lesser developed area of Olathe. Great Southern Travel also expects to move its current Olathe office to the new facility. A second quarter 2012 opening is anticipated.

Great Southern Insurance, a wholly-owned subsidiary of Great Southern Bank, moved in November 2011 from its former office at 430 South Avenue in Springfield to an office complex on East Battlefield in southeast Springfield. The new leased space offers better access for customers as the full-service insurance agency looks to grow its retail and commercial insurance business.

In January 2012, the Company launched a new smartphone application for iPhone and Android users providing customers another channel for accessing their accounts.

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

FDIC-Assisted Acquisition of Certain Assets and Liabilities

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement, including a loss sharing agreement, with the FDIC to purchase substantially all of the assets and assume substantially all of the deposits and other liabilities of Sun Security Bank, a full-service bank headquartered in Ellington, Mo.  Established in 1970, Sun Security Bank operated 27 locations in 15 counties in central and southern Missouri.  Only one market, Stockton, Mo., overlapped between the Sun Security Bank and Great Southern footprints, with both institutions operating one branch in this market.  Assets with a fair value of approximately $248.9 million were acquired, including $163.7 million of loans, $45.3 million of investment securities, $26.1 million of cash and cash equivalents, $9.1 million of foreclosed assets, $3.0 million of FHLB stock, and $1.8 million of other assets.  Liabilities with a fair value of $345.8 million were assumed, including $280.9 million of deposits, $64.3 million of FHLB advances and $632,000 of other liabilities.  A customer-related core deposit intangible asset of $2.5 million was also recorded.  As a result of the excess of liabilities over assets, the Bank received $40.8 million in cash from the FDIC.  The Bank also expects to receive $2.7 million from the FDIC in the future due to adjustments identified by the FDIC as part of their normal closing procedures.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  The Company recorded an FDIC indemnification asset of $67.4 million as a result of this loss sharing agreement.

The former Sun Security Bank franchise is currently operating under the Great Southern name.  While the real estate, furniture and fixtures of the branch locations currently being operated were not included in the October 7, 2011 transaction, the Bank has committed to purchase the majority of them from the FDIC.  The exact cost of this purchase will be determined at a later date based on current appraisals, but the Company expects the cost to be approximately $6.5 million.  Since the acquisition, banking center customer deposits have remained stable and the current retention rate is over 99%.  The Bank converted the Sun Security Bank operational systems into Great Southern’s systems on January 27, 2012, which allowed all Great Southern and former Sun Security Bank customers to conduct business at any banking center throughout the Great Southern five-state franchise.

The Company recorded a preliminary one-time gain of $16.5 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805, Business Combinations, during the year ended December 31, 2011.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  The Company will continue to evaluate the fair value estimates and, if necessary, they may be adjusted during the measurement period.  Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts expected to be accreted into income in future years and the loss sharing agreement with the FDIC, none of the acquired Sun Security Bank loans are considered non-performing, as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a yield on the discounted book balances.

Sun Security Bank presented an attractive franchise for the Company to acquire because it provided immediate core deposit growth at a low cost of funds.  Also attractive was the opportunity it presented for expansion into non-overlapping yet complementary markets through banking centers which, for the most part, held strong market positions.  Only one market, Stockton, Mo., overlapped between the Sun Security Bank and Great Southern footprints, with both institutions operating one branch in this market.  The Company also benefits from reduced credit risk due to the loss sharing agreement with the FDIC that was part of the transaction.  See also Note 5 and Note 29 of the accompanying audited financial statements.

Recent Accounting Pronouncements

See Note 1 to the accompanying audited financial statements for a description of recent accounting pronouncements including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

During the year ended December 31, 2011, total assets increased by $378.5 million to $3.8 billion. The increase was primarily due to increases in loans and investment securities as well as the loans, investment securities and FDIC indemnification asset that were acquired in the Sun Security Bank FDIC-assisted transaction.  The increase was also due to increases in prepaid expenses and other assets and premises and equipment, partially offset by decreases in cash and cash equivalents.

Net loans increased $247.3 million to $2.1 billion at December 31, 2011, due in part to the Sun Security Bank loans acquired in the 2011 FDIC-assisted transaction which had a balance of $144.6 million at December 31, 2011.  Commercial real estate loans increased $109.6 million, or 20.7%, commercial business loans increased $50.5 million, or 27.2%, and multi-family residential loans increased $32.9 million, or 15.6%.  Commercial construction loans also increased, but the increase was primarily offset by decreases in subdivision construction and land development loans.  Partially offsetting these increases was a decrease in net loans acquired through the 2009 FDIC-assisted transactions of $52.9 million, or 17.4%, primarily because of loan repayments.  The net loan growth experienced during the year ended December 31, 2011, excluding the Sun Security Bank FDIC-assisted transaction, may continue into 2012.  The increase in loans during 2011 was primarily due to financing loans which had been previously financed by other lenders rather than overall economic improvement.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Related to the loans purchased in the 2011 and 2009 FDIC-assisted transactions, the Company recorded indemnification assets which represent payments expected to be received from the FDIC through loss sharing agreements.  The total balance of the FDIC indemnification asset increased $7.1 million to $108.0 million at December 31, 2011.  The increase was due to the FDIC indemnification asset recorded through the Sun Security Bank FDIC-assisted transaction of $67.4 million which was reduced $9.2 million to $58.2 million at December 31, 2011 due to amounts billed to the FDIC for losses recognized.  Partially offsetting this increase was a $51.1 million decrease in the FDIC indemnification assets related to the 2009 FDIC-assisted transactions due to actual payments received from the FDIC as well as expected improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected improved cash flows are further discussed in the “Interest Income – Loans” section below.

Securities available for sale increased $105.9 million as compared to December 31, 2010.  The increase was due in part to the acquisition of securities totaling $45.3 million through the Sun Security Bank FDIC-assisted transaction during 2011.  The increase was also due to purchases of mortgage-backed securities which increased $42.5 million from $599.2 million at December 31, 2010 to $641.7 million at December 31, 2011.  These securities were purchased for pledging to secure public-fund deposits and customer reverse repurchase agreements and also to earn higher yields as compared to holding the funds in cash and cash equivalents.  While there is no specifically stated goal, the available-for-sale securities portfolio has in recent periods been approximately 20% to 25% of total assets. The available-for-sale securities portfolio was 23.1% and 22.6% of total assets at December 31, 2011 and December 31, 2010, respectively.

Prepaid expenses and other assets increased $32.8 million as compared to December 31, 2010, primarily due to a $19.3 million increase in federal and state tax credit investments.  The majority of the increase in tax credit investments was due to investments in federal low-income housing tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over a 10-year period.  For further information on the Company’s investments in tax credits, see Note 8 of the accompanying audited financial statements.

The Company’s net premises and equipment increased $15.8 million as compared to December 31, 2010.  This increase was due primarily to the expansion of the Company’s operations center and new locations added in response to the growth of the Company and to provide for future growth.  During the year ended December 31, 2011, a building was purchased in Springfield, Mo. to house the residential lending operation and a new banking center with larger facilities and better access was constructed to replace a leased banking center in Springfield, Mo.  At December 31, 2011, construction was near completion on a new banking center in Olathe, Kan. that will relocate an existing banking center to a more established retail business district.  In addition, a new banking center in Springfield, Mo. is under construction to relocate a banking center with one of the Company’s highest transaction volumes to provide more drive-thru lanes and better access.  Also contributing to the increase in net premises and equipment was a $1.2 million upgrade of existing ATMs for compliance with recent regulations issued under the Americans with Disabilities Act.  In future periods, when these upgrades are complete, depreciation expense is expected to increase.

During the year ended December 31, 2011, cash and cash equivalents decreased $49.7 million to $380.2 million.  The decrease during 2011 was due to increased loan funding, purchases of available-for-sale securities and redemption of brokered deposits, partially offset by the cash received from the FDIC in the Sun Security Bank FDIC-assisted transaction.

Total liabilities increased $357.9 million from $3.11 billion at December 31, 2010 to $3.47 billion at December 31, 2011. The increase was primarily attributable to increases in deposits and FHLBank advances, partially offset by decreases in securities sold under repurchase agreements with customers.  In the year ended December 31, 2011, total deposit balances increased $367.6 million, or 14.2%.  The increase was primarily due to the addition of the $280.9 million of deposits assumed from Sun Security Bank in the FDIC-assisted transaction during 2011.  Including the deposits assumed from Sun Security Bank, interest-bearing transaction accounts increased $325.1 million, non-interest-bearing checking accounts increased $73.2 million and retail certificates of deposit increased $68.1 million.  Since the second quarter of 2010, the Company’s transaction account balances have trended upward while retail certificates of deposit have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment.  However, the addition of the Sun Security deposits in the fourth quarter of 2011 resulted in the increase in retail certificates of deposit at December 31, 2011.  Total brokered deposits, excluding the CDARS customer accounts, were $48.3 million at December 31, 2011, down from $144.5 million at December 31, 2010. The decrease was the result of $106.2 million of brokered deposits that matured or were called by the Company during the period while only $10.0 million of new brokered deposits were added.  At December 31, 2011 and 2010, Great Southern Bank customer deposits totaling $216.3 million and $218.8 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.

FHLBank advances increased $30.9 million from the December 31, 2010 level. The increase was due to the addition of $64.3 million of advances assumed in the Sun Security Bank FDIC-assisted transaction in 2011 primarily offset by the repayment of two advances totaling $30.0 million during the year.  The level of FHLBank advances can fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of funds available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Securities sold under reverse repurchase agreements with customers decreased $40.4 million from December 31, 2010 as these balances fluctuate over time and rates paid on these accounts decreased.

Total stockholders' equity increased $20.6 million from $304.0 million at December 31, 2010 to $324.6 million at December 31, 2011. The Company recorded net income of $30.3 million for the year ended December 31, 2011, common and preferred dividends declared were $12.2 million and accumulated other comprehensive income increased $8.2 million.  The increase in accumulated other comprehensive income resulted from increases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $797,000 due to stock option exercises.

On August 18, 2011, the Company received an investment of $57.9 million in its preferred stock from the United States Department of the Treasury (Treasury) under the Small Business Lending Fund (SBLF).  Simultaneously with the receipt of the SBLF funds, the Company redeemed the $58.0 million of shares of preferred stock issued to the Treasury in December 2008 under the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program.  The Company also repurchased the common stock warrant representing 909,091 shares held by the Treasury that was issued as a part of the Company’s participation in the CPP for a price of $6.4 million, or $7.08 per warrant share.  For further details of these transactions, see “Capital Resources.”

Prior to our redemption of the CPP preferred stock, we were generally precluded from purchasing shares of the Company’s common stock without the Treasury's consent.  Our participation in the SBLF program does not preclude us from purchasing shares of the Company’s common stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company’s Tier 1 capital would be at least equal to the “Tier 1 Dividend Threshold” under the terms of the SBLF preferred stock and (ii) full dividends on all outstanding shares of SBLF preferred stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  See “Capital Resources.”  The Company has historically utilized stock buy-back programs from time to time as long as it believed that repurchasing the stock contributed to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the market price of the stock.

Results of Operations and Comparison for the Years Ended December 31, 2011 and 2010

General

Net income increased $6.4 million, or 26.8%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. Net income was $30.3 million for the year ended December 31, 2011 compared to $23.9 million for the year ended December 31, 2010. This increase was primarily due to an increase in net interest income of $38.2 million, or 30.5%, and a decrease in provision for income taxes of $3.4 million, or 38.0%, partially offset by a decrease in non-interest income of $19.7 million, or 61.6%, and an increase in non-interest expense of $15.8 million, or 17.7%. Non-interest income for the year ended December 31, 2011 included a gain recognized on business acquisition of $16.5 million, and also included net amortization expense of the FDIC indemnification asset of $37.8 million.  Net income available to common shareholders was $26.3 million for the year ended December 31, 2011 compared to $20.5 million for the year ended December 31, 2010.

Total Interest Income

Total interest income increased $25.5 million, or 14.7%, during the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily due to a $25.4 million, or 17.4%, increase in interest income on loans, while interest income on investments and other interest-earning assets increased $107,000, or 0.4%. Interest income on loans increased primarily due to increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustments to accretable yield as discussed below in “Interest Income – Loans” and in Note 5 of the accompanying audited financial statements.  Interest income from investment securities and other interest-earning assets was not significantly different in 2011 compared to 2010.

Interest Income - Loans

During the year ended December 31, 2011 compared to the year ended December 31, 2010, interest income on loans increased due to higher average interest rates, partially offset by slightly lower average balances. Interest income increased $26.2 million as the result of higher average interest rates on loans.  The average yield on loans increased from 7.22% during the year ended December 31, 2010 to 8.53% during the year ended December 31, 2011.  This increase was due to additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 FDIC-assisted transactions. On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. The cash flows estimate for the 2009 FDIC-assisted transactions had increased each quarter since the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $86.0 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets for the 2009 FDIC-assisted transactions have also been reduced each quarter since the third quarter of 2010, resulting in a total of $75.7 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  The adjustments increased interest income by $49.2 million and decreased non-interest income by $43.8 million during the year ended December 31, 2011, for a net impact of $5.4 million to pre-tax income.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $17.4 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(14.7) million.  Of the remaining adjustments, we expect to recognize $12.2 million of interest income and $(10.4) million of non-interest income (expense) in the next year.  Additional adjustments may be recorded in future periods as the Company continues to estimate expected cash flows from the acquired loan pools.  For further discussion about these adjustments, see Note 5 of the accompanying audited financial statements.  Apart from the yield accretion, the average yield on loans was 6.08% for the year ended December 31, 2011, down from 6.26% for the year ended December 31, 2010, as a result of both normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income decreased $831,000 as a result of lower average loan balances which decreased from $2.02 billion during the year ended December 31, 2010 to $2.01 billion during the year ended December 31, 2011. The lower average balances were primarily due to decreases in outstanding construction loans as many projects were completed in the past 12 to 18 months and demand for new construction loans has declined.  Partially offsetting the decreases in construction loans were increased average balances of commercial real estate loans, commercial business loans and other residential multi-family loans.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments increased $2.7 million as a result of an increase in average balances from $760.9 million during the year ended December 31, 2010, to $841.3 million during the year ended December 31, 2011.  Average balances of securities increased due to purchases made for pledging to secure public-fund deposits.  Interest income on investments decreased $2.6 million as a result of a decrease in average interest rates from 3.53% during the year ended December 31, 2010 to 3.20% during the year ended December 31, 2011.  The majority of the Company’s securities in 2010 and 2011 were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually.  The actual amount of securities that reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates).  Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages.  As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  Interest income on other interest-earning assets changed little as slightly higher average rates were offset by lower average balances.  Average balances of interest-earning deposits decreased due to increased loan funding, purchases of available-for-sale securities and redemption of brokered deposits, partially offset by the cash received from the FDIC in the Sun Security Bank FDIC-assisted transaction.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At December 31, 2011, the Company had cash and cash equivalents of $380.2 million compared to $430.0 million at December 31, 2010.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $12.7 million, or 26.5%, during the year ended December 31, 2011, when compared with the year ended December 31, 2010, due to a decrease in interest expense on deposits of $12.1 million, or 31.4%, a decrease in interest expense on short-term and structured repo borrowings of $364,000, or 10.9%, a decrease in interest expense on FHLBank advances of $274,000, or 5.0% and a decrease in interest expense on subordinated debentures issued to capital trust of $9,000, or 1.6%.

Interest Expense - Deposits

Interest on demand deposits decreased $2.0 million due to a decrease in average rates from 0.92% during the year ended December 31, 2010, to 0.72% during the year ended December 31, 2011.  The average interest rates decreased due to lower overall market rates of interest since 2010 and because the Company chose to pay lower rates during 2011 when compared to 2010.  Market rates of interest on checking and money market accounts have been decreasing since late 2007 when the FRB began reducing short-term interest rates.  Interest on demand deposits increased $1.5 million due to an increase in average balances from $923 million during the year ended December 31, 2010, to $1.11 billion during the year ended December 31, 2011.  The increase in average balances of demand deposits was primarily a result of customer preference to transition from time deposits to demand deposits as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts.  Demand deposits assumed in the Sun Security Bank FDIC-assisted transaction during the fourth quarter of 2011 also contributed to the increase in average balances. Average noninterest-bearing demand balances increased from $254 million for the year ended December 31, 2010, to $307 million for the year ended December 31, 2011.

Interest expense on time deposits decreased $7.4 million as a result of a decrease in average rates of interest from 2.02% during the year ended December 31, 2010, to 1.47% during the year ended December 31, 2011.  A large portion of the Company’s certificate of deposit portfolio matures within one year and so it reprices fairly quickly; this is consistent with the portfolio over the past several years. Interest expense on deposits decreased $4.2 million due to a decrease in average balances of time deposits from $1.48 billion during the year ended December 31, 2010, to $1.25 billion during the year ended December 31, 2011. As previously mentioned, the decrease in average balances of time deposits was partly the result of customer preference to transition from time deposits to demand deposits.  Also contributing to the decrease was the redemption of $106.2 million of brokered deposits since 2010 while just $10 million of new brokered deposits were added due to the Company’s existing liquidity levels.   Time deposits assumed in the Sun Security Bank FDIC-assisted transaction during the fourth quarter of 2011 somewhat offset the decrease in average balances.

The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits may increase as a result of competitor responses to this change, although no significant increases in costs have occurred through December 31, 2011.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements and Subordinated Debentures Issued to Capital Trust

During the year ended December 31, 2011 compared to the year ended December 31, 2010, interest expense on FHLBank advances decreased due to lower average interest rates and lower average balances. Interest expense on FHLBank advances decreased $158,000 due to a decrease in average interest rates from 3.40% in the year ended December 31, 2010, to 3.29% in the year ended December 31, 2011.  Interest expense on FHLBank advances decreased $116,000 due to a decrease in average balances from $162 million during the year ended December 31, 2010, to $159 million during the year ended December 31, 2011.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term borrowings and structured repurchase agreements decreased $400,000 due to a decrease in average balances from $345 million during the year ended December 31, 2010, to $304 million during the year ended December 31, 2011. Interest expense on short-term borrowings and structured repurchase agreements increased $36,000 due to an increase in average rates on short-term borrowings and structured repurchase agreements from 0.97% in the year ended December 31, 2010, to 0.98% in the year ended December 31, 2011. The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on subordinated debentures issued to capital trust decreased $9,000 due to a decrease in average rates from 1.87% in the year ended December 31, 2010, to 1.84% in the year ended December 31, 2011.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the year ended December 31, 2011 increased $38.2 million to $163.5 million compared to $125.3 million for the year ended December 31, 2010. Net interest margin was 5.17% for the year ended December 31, 2011, compared to 3.93% in 2009, an increase of 124 basis points.  The Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the loan pools acquired in the 2009 FDIC-assisted transactions and the resulting increases to accretable yield which was discussed previously in “Interest Income – Loans” and is discussed in Note 5 of the accompanying audited financial statements.  The impact of these changes on the years ended December 31, 2011 and 2010 were increases in interest income of $49.2 million and $19.5 million, respectively, and increases in net interest margin of 156 basis points and 61 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 29 basis points during the year ended December 31, 2011, primarily due to a change in the deposit mix over the last year.  Since December 31, 2010, lower-cost checking accounts increased as customers added to existing accounts or new customer accounts were opened while higher-cost brokered deposits decreased.  Since December 31, 2010, the Company redeemed $106.2 million of brokered deposits due to the Company’s existing liquidity levels.  For most of 2011, retail certificates of deposit continued to decrease, and those that were renewed or replaced generally had lower market rates of interest.  In the fourth quarter of 2011, retail certificates of deposit increased due to the Sun Security Bank FDIC-assisted transaction.  However, those assumed deposits generally paid lower rates of interest than existing retail certificates of deposit.  Partially offsetting the decrease in rates on deposits was a decrease in yields on loans, excluding the yield accretion income discussed above, when compared to 2010.

The Company's overall interest rate spread increased 125 basis points, or 32.8%, from 3.81% during the year ended December 31, 2010, to 5.06% during the year ended December 31, 2011. The increase was due to an 86 basis point increase in the weighted average yield on interest-earning assets and a 39 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 124 basis points, or 31.6%, from 3.93% for the year ended December 31, 2010, to 5.17% for the year ended December 31, 2011. In comparing the two years, the yield on loans increased 131 basis points while the yield on investment securities and other interest-earning assets increased four basis points. The rate paid on deposits decreased 48 basis points, the rate paid on FHLBank advances decreased 11 basis points, the rate paid on short-term borrowings increased one basis point, and the rate paid on subordinated debentures issued to capital trust decreased three basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Report.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses decreased $294,000, from $35.6 million during the year ended December 31, 2010, to $35.3 million during the year ended December 31, 2011.  The allowance for loan losses decreased $255,000, or 0.6%, to $41.2 million at December 31, 2011, compared to $41.5 million at December 31, 2010.  Net charge-offs were $35.6 million in the year ended December 31, 2011, versus $34.2 million in the year ended December 31, 2010.  Ten relationships made up $25.4 million of the net charge-off total for the year ended December 31, 2011.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs in both 2010 and 2011.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the March 20, 2009, September 4, 2009 and October 7, 2011, FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 5 of the accompanying audited financial statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At December 31, 2011 and 2010, an allowance for loan losses was established for one loan pool exhibiting risks of loss totaling $30,000.  The loan pool was acquired through the Vantus Bank FDIC-assisted transaction and because of the loss sharing agreement, only 20% of the anticipated $30,000 loss would be ultimately borne by the Bank.  At December 31, 2010, an allowance for loan losses was established for one other loan pool exhibiting risks of loss estimated at $800,000.  This loan pool was charged-off during 2011 at an amount of $730,000 (which was the remaining balance of the loan pool), of which $584,000 was covered by the loss sharing agreement.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss sharing agreements, was 2.33% and 2.48% at December 31, 2011 and 2010, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2011, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate further, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank and Sun Security Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank, September 4, 2009, for Vantus Bank and October 7, 2011, for Sun Security Bank.  The overall performance of the TeamBank and Vantus Bank FDIC-covered loan pools has been better than original expectations as of the acquisition dates.  Because of the recent acquisition date for the Sun Security Bank FDIC-covered loan pools, initial performance expectations have not materially changed.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets, excluding FDIC-covered assets, at December 31, 2011 were $74.4 million, a decrease of $3.9 million from $78.3 million at December 31, 2010. Non-performing assets as a percentage of total assets were 1.96% at December 31, 2011, compared to 2.30% at December 31, 2010.

Compared to December 31, 2010, non-performing loans decreased $1.9 million to $27.5 million and foreclosed assets decreased $2.0 million to $46.9 million. Construction and land development loans comprised $9.5 million, or 34.6%, of the total $27.5 million of non-performing loans at December 31, 2011. Commercial real estate loans comprised $6.2 million, or 22.6%, of the total $27.5 million of non-performing loans at December 31, 2011.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2011, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$578	$1,695	$(245)	$--	$(1,166)	$(102)	$(574)	$186
Subdivision construction	1,860	14,534	(531)	(246)	(4,847)	(3,543)	(566)	6,661
Land development	5,668	2,326	(667)	(667)	(2,931)	(898)	(176)	2,655
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	5,608	7,901	(163)	--	(3,618)	(1,234)	(1,181)	7,313
Other residential	4,203	189	--	--	(3,186)	(906)	(300)	--
Commercial real estate	6,074	20,903	(5,966)	(1,911)	(3,619)	(8,200)	(1,077)	6,204
Other commercial	3,832	2,038	(1,161)	(3)	(106)	(671)	(457)	3,472
Consumer	1,597	1,497	(318)	(126)	(129)	(371)	(1,144)	1,006

Total	$29,420	$51,083	$(9,051)	$(2,953)	$(19,602)	$(15,925)	$(5,475)	$27,497

At December 31, 2011, the subdivision construction category of non-performing loans included 11 loans.  The largest relationship in this category, which was added during the year, totaled $3.6 million, or 54.3% of the total category, and was collateralized by property in central Arkansas.  The one- to four-family residential category included 71 loans, 44 of which were added during the year.  None of the loans added to the one- to four-family residential category during 2011 were included in borrower relationships that were larger than $700,000.  The commercial real estate category included nine loans, five of which were added during the year.  The largest relationship in this category, which was added during the year, totaled $2.5 million, or 41.9% of the total category, and was collateralized by property in Springfield, Mo.

Foreclosed Assets. Of the total $67.6 million of foreclosed assets at December 31, 2011, $20.7 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009 and 2011. These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Activity in foreclosed assets during the year ended December 31, 2011, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$2,510	$1,166	$(1,912)	$194	$(328)	$1,630
Subdivision construction	19,816	4,081	(3,940)	--	(4,384)	15,573
Land development	10,620	7,528	(806)	--	(3,708)	13,634
Commercial construction	3,997	--	(1,250)	--	--	2,747
One- to four-family residential	2,896	3,849	(4,434)	22	(484)	1,849
Other residential	4,178	3,986	(305)	--	(6)	7,853
Commercial real estate	4,565	6,288	(7,578)	--	(985)	2,290
Commercial business	--	106	(21)	--	--	85
Consumer	318	2,489	(1,596)	--	--	1,211

Total	$48,900	$29,493	$(21,842)	$216	$(9,895)	$46,872

At December 31, 2011, the subdivision construction category of foreclosed assets included 53 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.8 million, or 27.1% of the total category.  Of the total dollar amount in the subdivision construction category, 19.9% is located in Branson, Mo.  The land development category of foreclosed assets included 24 properties, the largest of which had a balance of $2.8 million, or 20.4% of the total category.  Of the total dollar amount in the land development category, 35.2% was located in northwest Arkansas, including the largest property previously mentioned.

As discussed below in the non-interest expense section, the $9.9 million in write-downs of foreclosed assets was primarily the result of management’s evaluation of the foreclosed assets portfolio and decision to more aggressively market certain properties by reducing the asking prices.  Management obtained broker pricing or used recent appraisals that were discounted based on internal experience selling or attempting to sell similar properties to determine the new asking prices.  The majority of these write-downs were made in the subdivision construction and land development categories where properties are more speculative in nature and market activity has been very slow.

Potential Problem Loans. Potential problem loans decreased $1.3 million during the year ended December 31, 2011 from $55.6 million at December 31, 2010 to $54.3 million at December 31, 2011. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2011, was as follows:

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$714	$842	$(339)	$(426)	$--	$--	$(647)	$144
Subdivision construction	6,473	5,709	(1,131)	(3,600)	--	(861)	(566)	6,024
Land development	11,476	837	(1,724)	--	(3,832)	(2,867)	(199)	3,691
Commercial construction	1,851	--	(1,200)	--	--	(651)	--	--
One- to four-family residential	8,786	5,160	(1,621)	(1,504)	--	(890)	(2,266)	7,665
Other residential	5,674	9,139	(3,850)	(189)	--	(3,125)	(9)	7,640
Commercial real estate	14,729	23,469	(1,267)	(6,732)	(2,669)	(785)	(946)	25,799
Other commercial	5,923	6,107	(3,707)	(1,095)	(1,361)	(1,714)	(835)	3,318
Consumer	23	231	(62)	(12)	--	--	(135)	45

Total	$55,649	$51,494	$(14,901)	$(13,558)	$(7,862)	$(10,893)	$(5,603)	$54,326

At December 31, 2011, the commercial real estate category of potential problem loans included 20 loans.  The largest two relationships in this category, which were added during the year, had balances of $7.4 million and $5.4 million, respectively, or 49.8% of the total category.  Both relationships were collateralized by properties in southwest Missouri.  The one- to four-family residential category included 60 loans, 47 of which were added during the year.  The largest relationship in this category, which was added during the year and included six loans, totaled $1.9 million, or 25.1% of the total category, and was collateralized by over 35 separate properties in southwest Missouri.  Another relationship in this category, which was added during the year and included 19 loans, totaled $1.1 million, or 14.8% of the total category, and was collateralized by over 30 separate properties in southwest Missouri.  The other residential category included four loans, three of which were added during the year.  The largest two relationships in this category, which were added during the year, had balances of $3.9 million and $3.6 million, respectively, or 98.7% of the total category.  The relationships were collateralized by apartment buildings in southwest Missouri and central Missouri, respectively.

Non-Interest Income

Non-interest income for the year ended December 31, 2011 was $12.3 million compared with $32.0 million for the year ended December 31, 2010. The decrease of $19.7 million, or 61.6%, was primarily the result of the following items:

Amortization of indemnification asset:  As previously described under “Net Interest Income,” due to the increase in cash flows expected to be collected from the TeamBank and Vantus Bank FDIC-covered loan portfolios, $43.8 million of amortization (expense) was recorded in the year ended December 31, 2011 relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This amortization (expense) amount was up $26.7 million from the $17.1 million that was recorded in the year ended December 31, 2010 relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.

Gains on securities:  Fewer securities were sold during the year ended December 31, 2011, and, therefore, gains recognized on sales were $483,000, down $8.3 million from $8.8 million recognized for the year ended December 31, 2010.

Securities impairments:  During the year ended December 31, 2011, losses totaling $615,000 were recorded as a result of impairment write-downs in the value of an investment in a non-agency CMO.  The Company continues to hold this security in the available-for-sale category.  Based on analyses of the securities portfolio during 2010, no impairment write-downs were necessary.

Partially offsetting the above decreases in non-interest income was the preliminary one-time gain of $16.5 million (pre-tax) recorded in relation to the Sun Security Bank FDIC-assisted acquisition during the year ended December 31, 2011, compared to the same period in 2010.

Non-Interest Expense

Total non-interest expense increased $15.8 million, or 17.7%, from $88.9 million in the year ended December 31, 2010, to $104.7 million in the year ended December 31, 2011.  The Company’s efficiency ratio for the year ended December 31, 2011, was 59.54%, up from 56.52% in 2010 due to increased non-interest expenses as described below.   The Company’s ratio of non-interest expense to average assets increased from 2.52% for the year ended December 31, 2010, to 2.99% for the year ended December 31, 2011. The following were key items related to the increase in non-interest expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010:

Sun Security Bank FDIC-assisted transaction:  Non-interest expense increased $3.1 million for the year ended December 31, 2011 when compared to the year ended December 31, 2010, due to the FDIC-assisted acquisition of the former Sun Security Bank on October 7, 2011.  Of this amount, $1.3 million related to non-recurring acquisition-related expenses, primarily related to salaries and benefits ($539,000) and occupancy and equipment expenses ($538,000).

Salaries and benefits:  As a result of integrating the operations of Sun Security Bank and the Company’s overall growth, the number of associates employed by the Company in operational and lending areas increased 4.4% from December 31, 2010 to December 31, 2011.  This personnel increase, which excludes associates added from the former Sun Security Bank, as well as general merit increases for existing associates, was responsible for $3.1 million of the increase in salaries and benefits paid during the year ended December 31, 2011 when compared with the year ended December 31, 2010.

Amortization of tax credits:  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the year ended December 31, 2011, tax credits used to reduce the Company’s tax expense totaled $4.7 million, up $3.4 million from $1.3 million for the year ended December 31, 2010.  These tax credits resulted in corresponding amortization of $4.0 million during the year ended December 31, 2011, up $2.8 million from $1.2 million for the year ended December 31, 2010.  The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

Foreclosure-related expenses:  Since the economic recession began in 2008, real estate markets have not experienced full recovery and the Company has had continued higher levels of foreclosed assets.  Sales of certain types of foreclosed properties have been slow and as a result, the most recent asking prices for certain properties, which were based on estimated fair values, no longer reflected reasonable selling prices.  During the year ended December 31, 2011, the asking prices and recorded values for most properties in foreclosed assets, excluding those covered by FDIC loss sharing agreements, were reviewed and, in some cases, management and the Board of Directors decided to take a more aggressive approach to market some of these properties.  In the instances where the asking prices were reduced, the carrying values of the assets were adjusted down to reflect the new estimated selling prices.  In reviewing the values of the properties, the Company either used broker pricing or obtained new appraisals and discounted them based on our internal experience with similar properties.  The result of this review was a $9.4 million write-down in the carrying value of foreclosed assets during the year ended December 31, 2011, primarily resulting in a $6.9 million increase in foreclosure-related expenses over the year ended December 31, 2010.  Prior to the write-downs, the book values of the properties totaled $26.3 million.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income was 15.4% and 27.1% for the years ended December 31, 2011 and 2010, respectively. The effective tax rates (as compared to the statutory federal tax rate of 35.0%) were primarily affected by the tax credits noted above and by higher balances and rates of tax-exempt investment securities and loans which reduce the Company’s effective tax rate. For future periods, the Company expects the effective tax rate to be approximately 17%-25% of pre-tax net income due to expected continued utilization of tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of its utilization of tax credits and the level of tax-exempt investments and loans.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $2.3 million, $2.0 million and $1.8 million for 2011, 2010 and 2009, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2011(2)	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.25%	$321,325	$25,076	7.80%	$336,418	$22,156	6.59%	$292,409	$17,224	5.89%
Other residential	5.48	256,170	15,536	6.06	219,983	13,036	5.93	136,668	8,528	6.24
Commercial real estate	5.66	690,413	54,698	7.92	677,760	49,301	7.27	605,149	39,066	6.46
Construction	5.35	265,102	33,966	12.81	320,500	26,101	8.77	567,405	31,269	5.51
Commercial business	5.64	194,622	20,953	10.77	173,837	15,250	8.14	156,236	10,044	6.43
Other loans	7.11	210,857	16,898	8.01	223,101	16,096	7.21	205,768	13,033	6.33
Industrial revenue bonds (1)	5.92	69,425	4,074	5.87	67,762	3,892	5.74	64,432	4,299	6.67

Total loans receivable	5.86	2,007,914	171,201	8.53	2,019,361	145,832	7.22	2,028,067	123,463	6.09

Investment securities (1)	3.43	841,308	26,962	3.20	760,924	26,858	3.53	743,334	31,914	4.29
Other interest-earning assets	0.23	311,493	504	0.16	407,377	501	0.12	174,509	491	0.28

Total interest-earning assets	4.75	3,160,715	198,667	6.29	3,187,662	173,191	5.43	2,945,910	155,868	5.29
Non-interest-earning assets:
Cash and cash equivalents		75,019			77,074			250,422
Other non-earning assets		261,126			263,307			206,727
Total assets		$3,496,860			$3,528,043			$3,403,059

Interest-bearing liabilities:
Interest-bearing demand and savings	0.61	$1,111,045	7,975	0.72	$922,885	8,468	0.92	$611,136	6,600	1.08
Time deposits	1.29	1,253,937	18,395	1.47	1,484,580	29,959	2.02	1,650,913	47,487	2.88
Total deposits	0.94	2,364,982	26,370	1.12	2,407,465	38,427	1.60	2,262,049	54,087	2.39
Short-term borrowings and repurchase agreements	1.03	303,944	2,965	0.98	344,861	3,329	0.97	399,587	6,393	1.60
Subordinated debentures issued to capital trust	1.99	30,929	569	1.84	30,929	578	1.87	30,929	773	2.50
FHLB advances	2.99	159,148	5,242	3.29	162,378	5,516	3.40	190,903	5,352	2.80

Total interest-bearing liabilities	1.07	2,859,003	35,146	1.23	2,945,633	47,850	1.62	2,883,468	66,605	2.31
Non-interest-bearing liabilities:
Demand deposits		306,728			253,699			221,215
Other liabilities		14,693			19,153			23,692
Total liabilities		3,180,424			3,218,485			3,128,375
Stockholders’ equity		316,436			309,558			274,684
Total liabilities and stockholders’ equity		$3,496,860			$3,528,043			$3,403,059

Net interest income:
Interest rate spread	3.68%		$163,521	5.06%		$125,341	3.81%		$89,263	2.98%
Net interest margin*				5.17%			3.93%			3.03%
Average interest-earning assets to average interest-bearing liabilities		110.6%			108.2%			102.2%
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
 Of the total average balances of investment securities, average tax-exempt investment securities were $106.8 million, $70.3 million and $68.3 million for 2011, 2010 and 2009, respectively. In addition, average tax-exempt industrial revenue bonds were $43.8 million, $46.0 million and $38.0 million in 2011, 2010 and 2009, respectively. Interest income on tax-exempt assets included in this table was $6.8 million $5.3 million and $3.8 million for 2011, 2010 and 2009, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $6.4 million, $4.7 million and $3.0 million for 2011, 2010 and 2009, respectively.

(2)
The yield/rate on loans at December 31, 2011 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on 2011 results of operations.

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

	Year Ended December 31, 2011 vs. December 31, 2010			Year Ended December 31, 2010 vs. December 31, 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$26,200	$(831)	$25,369	$22,901	$(532)	$22,369
Investment securities	(2,594)	2,698	104	(5,795)	739	(5,056)
Other interest-earning assets	137	(134)	3	(386)	396	10
Total interest-earning assets	23,743	1,733	25,476	16,720	603	17,323
Interest-bearing liabilities:
Demand deposits	(2,038)	1,545	(493)	(1,108)	2,976	1,868
Time deposits	(7,370)	(4,194)	(11,564)	(13,104)	(4,424)	(17,528)
Total deposits	(9,408)	(2,649)	(12,057)	(14,212)	(1,448)	(15,660)
Short-term borrowings and structured repo	36	(400)	(364)	(2,278)	(786)	(3,064)
Subordinated debentures issued to capital trust	(9)	--	(9)	(195)	--	(195)
FHLBank advances	(158)	(116)	(274)	1,034	(870)	164
Total interest-bearing liabilities	(9,539)	(3,165)	(12,704)	(15,651)	(3,104)	(18,755)
Net interest income	$33,282	$4,898	$38,180	$32,371	$3,707	$36,078

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

Total Interest Income

Total interest income increased $17.3 million, or 11.1%, during the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was due to a $22.4 million, or 18.1%, increase in interest income on loans, offset in part by a $5.0 million, or 15.6%, decrease in interest income on investments and other interest-earning assets. Interest income on loans increased primarily due to increases in expected cash flows to be received from the 2009 FDIC-acquired loan pools and the resulting adjustments to accretable yield as discussed below in “Interest Income – Loans” and in Note 5 of the accompanying audited financial statements.  Interest income from investment securities and other interest-earning assets decreased due to lower average rates of interest, partially offset by higher average balances. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  An increase in the amount of SBA loan pools held, which earn lower average rates than the overall securities portfolio, contributed to lower investment yields as well.  SBA loan pools are held for their variable interest rate characteristics and guarantee by the federal government, which makes them relatively low-risk investments.

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

Net Interest Income

Net interest income for the year ended December 31, 2010 increased $36.0 million to $125.3 million compared to $89.3 million for the year ended December 31, 2009. Net interest margin was 3.93% for the year ended December 31, 2010, compared to 3.03% in 2009, an increase of 90 basis points.  The Company’s margin was positively impacted primarily by the increase in expected cash flows to be received from the 2009 FDIC-acquired loan pools and the resulting increase to accretable yield which was discussed previously in “Interest Income – Loans” and is discussed in Note 5 of the accompanying audited financial statements.  The impact of this change on the year ended December 31, 2010 was an increase in interest income of $19.5 million and an increase in net interest margin of 61 basis points.  Also contributing to the increase in net interest income was a change in the deposit mix and the ability to reduce interest rates on maturing time deposits. The addition of the TeamBank and Vantus Bank core deposits during 2009 provided a relatively lower-cost funding source, which allowed the Company to reduce some of its higher-cost funds. In the latter quarters of 2009, the Company redeemed brokered deposits or replaced them with lower rate deposits and as retail certificates of deposit matured they were renewed or replaced with retail certificates of deposit with lower market rates of interest. The transition from time deposits to transaction deposits continued into 2010 as lower-cost checking accounts increased while the Company reduced its higher-cost CDARS accounts.  The Company has reduced rates paid on repurchase agreements which also contributed to the decrease in interest expense. Partially offsetting the reduced cost of funds, yields earned on investment securities are down over the last year because the majority of the Company’s portfolio is made up of adjustable-rate mortgage-backed securities which both repriced downward and experienced higher prepayments resulting in increased amortization of related premiums that offset interest earned.  Excluding the income recorded from the accretable yield adjustment mentioned above, the yield on loans increased 17 basis points during the year ended December 31, 2010, when compared to the year ended December 31, 2009, primarily due to increased average balances on residential and commercial real estate loans.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets at December 31, 2010 were $78.3 million, an increase of $13.3 million from December 31, 2009. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 2.30% at December 31, 2010, compared to 1.79% at December 31, 2009. Compared to December 31, 2009, non-performing loans increased $2.9 million to $29.4 million at December 31, 2010, while foreclosed assets increased $10.4 million to $48.9 million at December 31, 2010. Construction loans comprised $8.1 million, or 27.6%, of the total $29.4 million of non-performing loans at December 31, 2010. Commercial real estate loans comprised $6.1 million, or 20.6%, of the total $29.4 million of non-performing loans at December 31, 2010.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2010, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$374	$1,065	$--	$--	$(124)	$(643)	$(94)	$578
Subdivision construction	2,328	2,583	--	(6)	(1,810)	(1,108)	(127)	1,860
Land development	5,982	11,431	--	--	(5,883)	(5,195)	(667)	5,668
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	6,237	10,605	(692)	(468)	(7,023)	(1,623)	(1,428)	5,608
Other residential	479	6,405	(221)	--	(1,959)	(361)	(140)	4,203
Commercial real estate	8,575	11,068	(256)	(383)	(3,735)	(3,227)	(5,968)	6,074
Other commercial	1,240	6,242	--	(71)	(5)	(2,291)	(1,283)	3,832
Consumer	1,275	1,592	--	(96)	(77)	(286)	(811)	1,597

Total	$26,490	$50,991	$(1,169)	$(1,024)	$(20,616)	$(14,734)	$(10,518)	$29,420

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

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$2,122	$3,657	$(958)	$(963)	$(762)	$(609)	$(1,773)	$714
Subdivision construction	4,624	11,355	(195)	(1,245)	(235)	(173)	(7,658)	6,473
Land development	17,608	16,990	(100)	(9,096)	(8,308)	(4,577)	(1,041)	11,476
Commercial construction	2,160	1,851	--	--	(1,555)	(605)	--	1,851
One- to four-family residential	6,750	8,194	(1,532)	(2,585)	(1,199)	(619)	(223)	8,786
Other residential	11,188	11,308	(5,565)	(4,558)	(5,167)	(514)	(1,018)	5,674
Commercial real estate	3,652	18,862	--	(5,378)	(366)	(663)	(1,378)	14,729
Other commercial	2,397	6,774	(93)	(2,200)	(54)	(163)	(738)	5,923
Consumer	11	12	--	--	--	--	--	23

Total	$50,512	$79,003	$(8,443)	$(26,025)	$(17,646)	$(7,923)	$(13,829)	$55,649

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

Amortization of indemnification asset:  As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios acquired in 2009, $17.1 million of amortization (expense) was recorded in the 2010 period relating to a reduction of expected reimbursements under the FDIC loss sharing agreements, which are recorded as indemnification assets.

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

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2011, the Company had commitments of approximately $158.4 million to fund loan originations, $233.3 million of unused lines of credit and unadvanced loans, and $21.3 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2011. Additional information regarding these contractual obligations is discussed further in Notes 9, 10, 11, 12, 13, 14 and 17 of the accompanying audited financial statements.

	Payments Due In:
	One Year or Less	Over One to Five Years		Over Five Years		Total
	(In Thousands)

Deposits without a stated maturity	$1,694,540	$	---	$	---	$1,694,540
Time and brokered certificates of deposit	973,459		282,670		12,870	1,268,999
Federal Home Loan Bank advances	22,993		60,009		101,435	184,437
Short-term borrowings	217,397		---		---	217,397
Structured repurchase agreements	---		53,090		---	53,090
Subordinated debentures	---		---		30,929	30,929
Operating leases	1,142		2,348		1,089	4,579
Dividends declared but not paid	2,799		---		---	2,799

	$2,912,330		$398,117		$146,323	$3,456,770

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

At December 31, 2011 and 2010, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2011	December 31, 2010
Federal Home Loan Bank line	$262.1 million	$243.9 million
Federal Reserve Bank line	$353.6 million	$271.0 million
Interest-Bearing and Non-Interest-Bearing Deposits	$380.2 million	$430.0 million
Unpledged Securities	$90.9 million	$22.6 million

Statements of Cash Flows. During the years ended December 31, 2011, 2010 and 2009, the Company had positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during 2010 and 2009 and negative cash flows from investing activities during 2011.  The Company experienced negative cash flows from financing activities during 2011, 2010 and 2009.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, impairments of investment securities, depreciation, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $108.0 million, $85.0 million and $38.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, investing activities used cash of $154.4 million primarily due to the net increase in loans and investment securities for the year.  During the year ended December 31, 2010, investing activities provided cash of $123.7 million primarily due to the repayment of loans.  During the year ended December 31, 2009, investing activities provided cash of $382.1 million, primarily due to the cash received from the FDIC-assisted acquisitions and the repayment of loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and dividend payments to stockholders.  In 2011, the change in cash flows from financing activities was also impacted by the issuance of preferred stock through the Company’s participation in the SBLF program as well as the redemption of preferred stock and the repurchase of common stock warrants which were both issued in conjunction with the Company’s participation in the CPP.  Financing activities used cash flows of $3.3 million for the year ended December 31, 2011, primarily due to reductions of brokered deposit balances and reductions in customer repurchase agreements primarily offset by increases in transaction deposits.  Financing activities used cash flows of $223.2 million during the year ended December 31, 2010, primarily due to reductions in customer repurchase agreements, reductions of brokered deposit balances and reductions of CDARS purchased funds and CDARS customer accounts.  Financing activities used cash flows of $144.2 million during the year ended December 31, 2009, primarily due to the repayment of advances from the FHLBank and reduction of brokered deposit balances.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At December 31, 2011, the Company's total stockholders' equity was $324.6 million, or 8.6% of total assets. At December 31, 2011, common stockholders' equity was $266.6 million, or 7.0% of total assets, equivalent to a book value of $19.78 per common share. Total stockholders’ equity at December 31, 2010, was $304.0 million, or 8.9% of total assets. At December 31, 2010, common stockholders' equity was $247.5 million, or 7.3% of total assets, equivalent to a book value of $18.40 per common share.

At December 31, 2011, the Company’s tangible common equity to total assets ratio was 6.9% as compared to 7.1% at December 31, 2010. The Company’s tangible common equity to total risk-weighted assets ratio was 11.5% at December 31, 2011, compared to 12.5 % at December 31, 2010.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2011, the Bank's Tier 1 risk-based capital ratio was 14.1%, total risk-based capital ratio was 15.3% and the Tier 1 leverage ratio was 8.6%. As of December 31, 2011, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2011, the Company's Tier 1 risk-based capital ratio was 14.8%, total risk-based capital ratio was 16.1% and the Tier 1 leverage ratio was 9.2%. As of December 31, 2011, the Company was "well capitalized" under the capital ratios described above.

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

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the

Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the 58,000 shares of CPP Preferred Stock, issued to the Treasury pursuant to the CPP, at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($158,271,000).  The initial dividend rate through September 30, 2011, was 5% and the dividend rate for the fourth quarter of 2011 was 2.6%.  Based upon the increase in the Bank’s level of QSBL over the baseline level, the dividend rate for the first and second quarters of 2012 is expected to be approximately 1.0%.  For the third through ninth calendar quarters after the closing, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum based on the level of qualifying loans.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the year ended December 31, 2011, the Company declared and paid common stock cash dividends of $0.72 per share (37.1% of net income per common share). During the year ended December 31, 2010, the Company declared and paid common stock cash dividends of $0.72 per share (49.3% of net income per common share). The Board of Directors meets regularly to consider the level and the timing of dividend payments. The dividend declared but unpaid as of December 31, 2011, was paid to stockholders on January 13, 2012.  In addition, the Company paid preferred dividends as described below.

As a result of the issuance of preferred stock to the Treasury pursuant to the CPP in December 2008, during the year ended December 31, 2011, the Company paid preferred stock cash dividends of $725,000 on each of February 15, 2011, May 16, 2011 and August 15, 2011. In addition, previously accrued but unpaid preferred stock cash dividends of $24,167 were paid on August 18, 2011 in conjunction with the redemption of the CPP Preferred Stock on the same date.  During the year ended December 31, 2010, the Company paid preferred stock cash dividends of $725,000 on each of February 16, 2010, May 17, 2010, August 16, 2010, and November 15, 2010. The redemption of the CPP Preferred Stock resulted in a non-cash deemed preferred stock dividend that reduced net income available to common shareholders in the year ended December 31, 2011 by $1.2 million.  This amount represents the difference between the repurchase price and the carrying amount of the CPP Preferred Stock, or the accelerated accretion of the applicable discount on the CPP Preferred Stock.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of December 31, 2011, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of $272,747,865, which was the Company’s consolidated Tier 1 capital as of June 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $57,943,000 in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5,794,300 (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $158,271,000) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously precluded due to our participation in the CPP beginning in December 2008.  Therefore, during the years ended December 31, 2011 and 2010, the Company did not repurchase any shares of its common stock.  During the years ended December 31, 2011 and 2010, the Company issued 25,856 shares of stock at an average price of $12.05 per share and 47,597 shares of stock at an average price of $14.09 per share, respectively, to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2011, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is neutral to slightly negative. Generally, a rate increase by the FRB (which does not appear likely in the very near term based on current economic conditions and recent comments by FRB officials) would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  Prior to December 31, 2009, the Company used interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. The swap agreements generally provided for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company paid or received interest monthly, quarterly, semiannually or at maturity.  In the fourth quarter of 2011, the Company began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. These interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2011. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$292,338	---	---	---	---	---	$292,338	$292,338
Weighted average rate	0.23%	---	---	---	---	---	0.23%
Available-for-sale equity securities	---	---	---	---	---	$1,831	$1,831	$1,831
Weighted average rate	---	---	---	---	---	---	---
Available-for-sale debt securities(1)	$33,871	$5,069	$8,489	$9,374	$10,154	$806,623	$873,580	$873,580
Weighted average rate	2.91%	6.04%	6.18%	6.14%	6.07%	3.36%	3.44%
Held-to-maturity securities	840	---	---	---	---	$1,025	$1,865	$2,101
Weighted average rate	0.75%	---	---	---	---	7.38%	4.39%
Adjustable rate loans	$441,061	$117,991	$88,934	$27,349	$49,663	$245,382	$970,380	$972,594
Weighted average rate	5.58%	5.45%	5.33%	5.51%	5.32%	4.85%	5.34%
Fixed rate loans	$171,479	$100,692	$164,008	$92,744	$86,677	$214,521	$830,121	$827,779
Weighted average rate	5.95%	6.11%	5.72%	6.07%	5.82%	7.05%	6.21%
Federal Home Loan Bank stock	---	---	---	---	---	$12,088	$12,088	$12,088
Weighted average rate	---	---	---	---	---	2.79%	2.79%

Total financial assets	$939,589	$223,752	$261,431	$129,467	$146,494	$1,281,470	$2,982,203

Financial Liabilities:
Time deposits	$973,459	$196,846	$34,443	$31,209	$20,172	$12,870	$1,268,999	$1,272,334
Weighted average rate	1.16%	1.46%	2.19%	2.54%	2.21%	1.81%	1.29%
Interest-bearing demand	$1,363,727	---	---	---	---	---	$1,363,727	$1,363,727
Weighted average rate	0.61%	---	---	---	---	---	0.61%
Non-interest-bearing demand	$330,813	---	---	---	---	---	$330,813	$330,813
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$24,946	$2,049	$2,073	$11,776	$41,545	$102,048	$184,437	$189,793
Weighted average rate	4.41%	5.68%	5.47%	3.87%	4.03%	3.93%	4.02%
Short-term borrowings	$217,397	---	---	---	---	---	$217,397	$217,397
Weighted average rate	0.22%	---	---	---	---	---	0.22%
Structured repurchase agreements	---	$3,090	---	$50,000	---	---	$53,090	$60,471
Weighted average rate	---	4.68%	---	4.34%	---	---	4.36%
Subordinated debentures	---	---	---	---	---	$30,929	$30,929	$30,929
Weighted average rate	---	---	---	---	---	1.99%	1.99%

Total financial liabilities	$2,910,342	$201,985	$36,516	$92,985	$61,717	$145,847	$3,449,392

_______________
(1)
Available-for-sale debt securities include approximately $703 million of mortgage-backed securities, collateralized mortgage obligations and SBA loan pools which pay interest and principal monthly to the Company. Of this total, $650 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$292,338	---	---	---	---	---	$292,338	$292,338
Weighted average rate	0.23%	---	---	---	---	---	0.23%
Available-for-sale equity securities	---	---	---	---	---	$1,831	$1,831	$1,831
Weighted average rate	---	---	---	---	---	---	---
Available-for-sale debt securities(1)	$120,771	$171,433	$78,333	$180,941	$96,813	$225,289	$873,580	$873,580
Weighted average rate	2.40%	2.80%	2.94%	3.05%	3.41%	5.06%	3.44%
Held-to-maturity securities	840	---	---	---	---	$1,025	$1,865	$2,101
Weighted average rate	0.75%	---	---	---	---	7.38%	4.39%
Adjustable rate loans	$883,001	$13,092	$40,791	$3,893	$16,440	$13,163	$970,380	$972,594
Weighted average rate	5.35%	5.09%	5.62%	5.54%	5.57%	3.79%	5.34%
Fixed rate loans	$171,479	$100,692	$164,008	$92,744	$86,677	$214,521	$830,121	$827,779
Weighted average rate	5.95%	6.11%	5.72%	6.07%	5.82%	7.05%	6.21%
Federal Home Loan Bank stock	$12,088	---	---	---	---	---	$12,088	$12,088
Weighted average rate	2.79%	---	---	---	---	---	2.79%

Total financial assets	$1,480,517	$285,217	$283,132	$277,578	$199,930	$455,829	$2,982,203

Financial Liabilities:
Time deposits(3)	$973,459	$196,846	$34,443	$31,209	$20,172	$12,870	$1,268,999	$1,272,334
Weighted average rate	1.16%	1.46%	2.19%	2.54%	2.21%	1.81%	1.29%
Interest-bearing demand	$1,363,727	---	---	---	---	---	$1,363,727	$1,363,727
Weighted average rate	0.61%	---	---	---	---	---	0.61%
Non-interest-bearing demand(2)	---	---	---	---	---	$330,813	$330,813	$330,813
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank advances	$164,946	$2,049	$2,073	$11,776	$1,545	$2,048	$184,437	$189,793
Weighted average rate	4.01%	5.68%	5.47%	3.87%	5.14%	5.14%	4.02%
Short-term borrowings	$217,397	---	---	---	---	---	$217,397	$217,397
Weighted average rate	0.22%	---	---	---	---	---	0.22%
Structured repurchase agreements	$50,000	$3,090	---	---	---	---	$53,090	$60,471
Weighted average rate	4.34%	4.68%	---	---	---	---	4.36%
Subordinated debentures	$30,929	---	---	---	---	---	$30,929	$30,929
Weighted average rate	1.99%	---	---	---	---	---	1.99%

Total financial liabilities	$2,800,458	$201,985	$36,516	$42,985	$21,717	$345,731	$3,449,392

Periodic repricing GAP	$(1,319,941)	$83,232	$246,616	$234,593	$178,213	$110,098	$(467,189)

Cumulative repricing GAP	$(1,319,941)	$(1,236,709)	$(990,093)	$(755,500)	$(577,287)	$(467,189)

_______________
(1)
Available-for-sale debt securities include approximately $703 million of mortgage-backed securities, collateralized mortgage obligations and SBA loan pools which pay interest and principal monthly to the Company. Of this total, $650 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Springfield, Missouri
March 9, 2012

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2011 and 2010
(In Thousands, Except Per Share Data)

	2011	2010
Assets
Cash	$87,911	$69,756
Interest-bearing deposits in other financial institutions	248,569	360,215
Federal funds sold	43,769	—
Cash and cash equivalents	380,249	429,971
Available-for-sale securities	875,411	769,546
Held-to-maturity securities	1,865	1,125
Mortgage loans held for sale	28,920	22,499
Loans receivable, net of allowance for loan losses of $41,232 and $41,487 at December 31, 2011 and 2010, respectively	2,124,161	1,876,887
FDIC indemnification asset	108,004	100,878
Interest receivable	13,848	12,628
Prepaid expenses and other assets	85,175	52,390
Foreclosed assets held for sale, net	67,621	60,262
Premises and equipment, net	84,192	68,352
Goodwill and other intangible assets	6,929	5,395
Federal Home Loan Bank stock	12,088	11,572
Current and deferred income taxes	1,549	—

Total assets	$3,790,012	$3,411,505

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$2,963,539	$2,595,893
Federal Home Loan Bank advances	184,437	153,525
Securities sold under reverse repurchase agreements with customers	216,737	257,180
Short-term borrowings	660	778
Structured repurchase agreements	53,090	53,142
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	2,277	3,765
Advances from borrowers for taxes and insurance	1,572	1,019
Accrued expenses and other liabilities	12,184	10,395
Current and deferred income taxes	—	870
Total liabilities	3,465,425	3,107,496

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock - CPP, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2011 – 0 shares, 2010 – 58,000 shares	—	56,480
Serial preferred stock – SBLF, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2011 – 57,943 shares, 2010 - 0 shares	57,943	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2011 – 13,479,856 shares, 2010 – 13,454,000 shares	134	134
Common stock warrants; 2011 – 0 shares, 2010 – 909,091 shares	—	2,452
Additional paid-in capital	17,183	20,701
Retained earnings	236,914	220,021
Accumulated other comprehensive gain
Unrealized gain on available-for-sale securities, net of income taxes of $6,684 and $2,273 at December 31, 2011 and 2010, respectively	12,413	4,221
Total stockholders’ equity	324,587	304,009

Total liabilities and stockholders’ equity	$3,790,012	$3,411,505

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2011, 2010 and 2009
(In Thousands, Except Per Share Data)

	2011	2010	2009
Interest Income
Loans	$171,201	$145,832	$123,463
Investment securities and other	27,466	27,359	32,405
	198,667	173,191	155,868
Interest Expense
Deposits	26,370	38,427	54,087
Federal Home Loan Bank advances	5,242	5,516	5,352
Short-term borrowings and repurchase agreements	2,965	3,329	6,393
Subordinated debentures issued to capital trust	569	578	773
	35,146	47,850	66,605

Net Interest Income	163,521	125,341	89,263
Provision for Loan Losses	35,336	35,630	35,800
Net Interest Income After Provision for Loan Losses	128,185	89,711	53,463

Noninterest Income
Commissions	8,915	8,284	6,775
Service charges and ATM fees	18,063	18,652	17,669
Net gains on loan sales	3,524	3,765	2,889
Net realized gains on sales of available-for-sale securities	483	8,787	2,787
Realized impairment of available-for-sale securities	(615)	—	(4,308)
Late charges and fees on loans	651	767	672
Gain (loss) on derivative interest rate products	(10)	—	1,184
Gain recognized on business acquisitions	16,486	—	89,795
Accretion (amortization) of income/expense related to business acquisitions	(37,797)	(10,427)	2,733
Other income	2,560	2,124	2,588
	12,260	31,952	122,784

Noninterest Expense
Salaries and employee benefits	48,836	44,842	40,450
Net occupancy expense	16,162	14,341	12,506
Postage	3,170	3,303	2,789
Insurance	4,938	4,562	5,716
Advertising	1,490	1,932	1,488
Office supplies and printing	1,337	1,522	1,195
Telephone	2,471	2,333	1,828
Legal, audit and other professional fees	3,837	2,867	2,778
Expense on foreclosed assets	11,846	4,914	4,959
Other operating expenses	10,576	8,288	4,486
	104,663	88,904	78,195

Income Before Income Taxes	35,782	32,759	98,052
Provision for Income Taxes	5,513	8,894	33,005
Net Income	30,269	23,865	65,047
Preferred stock dividends and discount accretion	2,798	3,403	3,353
Non-cash deemed preferred stock dividend	1,212	—	—

Net Income Available to Common Shareholders	$26,259	$20,462	$61,694

Earnings Per Common Share
Basic	$1.95	$1.52	$4.61
Diluted	$1.93	$1.46	$4.44

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009
(In Thousands, Except Per Share Data)

								Accumulated
								Other
		CPP	SBLF		Common	Additional		Comprehensive
	Comprehensive	Preferred	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
	Income	Stock	Stock	Stock	Warrants	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2009	$—	$55,580	$—	$134	$2,452	$19,811	$156,247	$(137)	$—	$234,087
Net income	65,047	—	—	—	—	—	65,047	—	—	65,047
Stock issued under Stock Option Plan	—	—	—	—	—	369	—	—	326	695
Common dividends declared, $.72 per share	—	—	—	—	—	—	(9,642)	—	—	(9,642)
Preferred stock discount accretion	—	437	—	—	—	—	(437)	—	—	—
Preferred stock dividends accrued (5%)	—	—	—	—	—	—	(2,916)	—	—	(2,916)
Change in unrealized gain on available-for-sale securities, net of income taxes of $6,266	11,637	—	—	—	—	—	—	11,637	—	11,637
Reclassification of treasury stock per Maryland law	—	—	—	—	—	—	326	—	(326)	—
	$76,684

Balance, December 31, 2009	$—	56,017	—	134	2,452	20,180	208,625	11,500	—	298,908
Net income	23,865	—	—	—	—	—	23,865	—	—	23,865
Stock issued under Stock Option Plan	—	—	—	—	—	521	—	—	610	1,131
Common dividends declared, $.72 per share	—	—	—	—	—	—	(9,676)	—	—	(9,676)
Preferred stock discount accretion	—	463	—	—	—	—	(463)	—	—	—
Preferred stock dividends accrued (5%)	—	—	—	—	—	—	(2,940)	—	—	(2,940)
Change in unrealized gain on available-for-sale securities, net of income taxes of $(3,919)	(7,279)	—	—	—	—	—	—	(7,279)	—	(7,279)
Reclassification of treasury stock per Maryland law	—	—	—	—	—	—	610	—	(610)	—
	$16,586

Balance, December 31, 2010	$—	56,480	—	134	2,452	20,701	220,021	4,221	—	304,009
Net income	30,269	—	—	—	—	—	30,269	—	—	30,269
Stock issued under Stock Option Plan	—	—	—	—	—	466	—	—	331	797
Common dividends declared, $.72 per share	—	—	—	—	—	—	(9,697)	—	—	(9,697)
Preferred stock discount accretion	—	1,520	—	—	—	—	(1,520)	—	—	—
CPP preferred stock dividends accrued (5%)	—	—	—	—	—	—	(1,772)	—	—	(1,772)
SBLF preferred stock dividends accrued (3.4%)	—	—	—	—	—	—	(718)	—	—	(718)
CPP preferred stock redeemed	—	(58,000)	—	—	—	—	—	—	—	(58,000)
SBLF preferred stock issued	—	—	57,943	—	—	—	—	—	—	57,943
Common stock warrants repurchased	—	—	—	—	(2,452)	(3,984)	—	—	—	(6,436)
Change in unrealized gain on available-for-sale securities, net of income taxes of $4,411	8,192	—	—	—	—	—	—	8,192	—	8,192
Reclassification of treasury stock per Maryland law	—	—	—	—	—	—	331	—	(331)	—
Balance, December 31, 2011	$38,461	$0	$57,943	$134	$0	$17,183	$236,914	$12,413	$0	$324,587

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	2011	2010	2009

Operating Activities
Net income	$30,269	$23,865	$65,047
Proceeds from sales of loans held for sale	191,333	179,472	194,599
Originations of loans held for sale	(195,081)	(189,269)	(196,726)
Items not requiring (providing) cash
Depreciation	5,099	3,571	2,723
Amortization	4,361	2,087	756
Compensation expense for stock option grants	486	461	337
Provision for loan losses	35,336	35,630	35,800
Net gains on loan sales	(3,524)	(3,765)	(2,889)
Net realized (gains) losses and impairment on available-for-sale securities	132	(8,787)	1,521
(Gain) loss on sale of premises and equipment	202	(44)	(47)
Loss on sale/write-down of foreclosed assets	13,712	588	2,855
Gain on purchase of additional business units	(16,486)	—	(89,795)
Amortization (accretion) of deferred income, premiums and discounts	48,627	15,063	(6,626)
(Gain) loss on derivative interest rate products	10	—	(1,184)
Deferred income taxes	(9,304)	(5,451)	24,875
Changes in
Interest receivable	373	2,954	1,916
Prepaid expenses and other assets	(3)	39,303	923
Accrued expenses and other liabilities	(18)	(1,595)	(4,584)
Income taxes refundable/payable	2,474	(9,128)	9,267

Net cash provided by operating activities	107,998	84,955	38,768

Investing Activities
Net change in loans	$(172,883)	$110,669	$103,995
Purchase of loans	(2,100)	(12,164)	(23,252)
Proceeds from sale of student loans	799	22,291	9,407
Cash received from purchase of additional business units	66,837	—	265,769
Purchase of additional business units	(1)	(26)	—
Purchase of premises and equipment	(19,425)	(29,850)	(15,121)
Proceeds from sale of premises and equipment	1,007	354	266
Proceeds from sale of foreclosed assets	21,774	31,791	18,155
Capitalized costs on foreclosed assets	(267)	(1,669)	(502)
Proceeds from maturities, calls and repayments of held-to-maturity securities	100	45,165	70
Proceeds from sale of available-for-sale securities	21,001	296,829	110,739
Proceeds from maturities, calls and repayments of available-for-sale securities	151,731	199,113	229,069
Purchase of available-for-sale securities	(224,614)	(508,464)	(283,453)
Purchase of held-to-maturity securities	(840)	(30,000)	(40,000)
(Purchase) redemption of Federal Home Loan Bank stock	2,462	(349)	6,924

Net cash provided by (used in) investing activities	(154,419)	123,690	382,066

Financing Activities
Net decrease in certificates of deposit	$(144,072)	$(332,387)	$(277,165)
Net increase in checking and savings accounts	231,875	216,535	224,577
Repayments of Federal Home Loan Bank advances	(32,293)	(17,028)	(103,148)
Net increase (decrease) in short-term borrowings	(40,561)	(78,224)	23,679
Redemption of CPP preferred stock	(58,000)	—	—
Proceeds from issuance of SBLF preferred stock	57,943	—	—
Repurchase of common stock warrants	(6,436)	—	—
Advances to borrowers for taxes and insurance	169	(249)	(103)
Dividends paid	(12,237)	(12,567)	(12,376)
Stock options exercised	311	670	358

Net cash used in financing activities	(3,301)	(223,250)	(144,178)

Increase (Decrease) in Cash and Cash Equivalents	(49,722)	(14,605)	276,656
Cash and Cash Equivalents, Beginning of Year	429,971	444,576	167,920
Cash and Cash Equivalents, End of Year	$380,249	$429,971	$444,576

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (“GSBC” or the “Company”) operates as a one-bank holding company.  GSBC’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services, as well as travel and insurance services through wholly owned subsidiaries of the Bank, to customers primarily located in Missouri, Iowa, Kansas, Nebraska and Arkansas.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans acquired with indication of impairment, the valuation of the FDIC indemnification asset and other-than-temporary impairments (OTTI) and fair values of financial instruments.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.  The valuation of the FDIC indemnification asset is determined in relation to the fair value of assets acquired through FDIC-assisted transactions for which cash flows are monitored on an ongoing basis.

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Company, LLC (including its wholly owned subsidiary, Great Southern CDE, LLC), GS, LLC, GSSC, LLC, GS-RE Holding, LLC (including its wholly owned subsidiary, GS RE Management, LLC), GS-RE Holding II, LLC, VFP Conclusion Holding, LLC and VFP Conclusion Holding II, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the 2011 financial statements presentation.  These reclassifications had no effect on net income.

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

For debt securities with fair value below carrying value when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company’s consolidated statements of income as of and subsequent to December 31, 2011, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Past due status is based on the contractual terms of a loan.  Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.  Payments received on nonaccrual loans are applied to principal until the loans are returned to accrual status.  Loans are returned to accrual status when all payments contractually due are brought current, payment performance is sustained for a period of time, generally six months, and future payments are reasonably assured.  With the exception of consumer loans, charge-offs on loans are recorded when available information indicates a loan is not fully collectible and the loss is reasonably quantifiable.  Consumer loans are charged-off at specified delinquency dates consistent with regulatory guidelines.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The Company determines which loans are reviewed for impairment based on various analyses including annual reviews of large loan relationships, calculations of loan debt coverage ratios as financial information is obtained, weekly past-due meetings, quarterly reviews of all loans over $1.0 million and quarterly reviews of watch list credits by management.  In accordance with regulatory guidelines, impairment in the consumer loan portfolio is primarily identified by past-due status. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Payments made on impaired loans are treated in accordance with the accrual status of the loan.  If loans are performing in accordance with their contractual terms but the ultimate collectability of principal and interest is questionable, payments are applied to principal only. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify consumer loans for impairment disclosures unless they have been specifically identified through the classification process.

Loans Acquired in Business Combinations

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates.  Loans acquired through business combinations that do not meet the specific criteria of FASB ASC 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans.  For purposes of applying FASB ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristics.

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

FDIC Indemnification Asset

Through two FDIC-assisted transactions during 2009 and one during 2011, the Bank acquired certain loans and foreclosed assets which are covered under loss sharing agreements with the FDIC.  These agreements commit the FDIC to reimburse the Bank for a portion of realized losses on these covered assets.  Therefore,

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

as of the dates of acquisition, the Company calculated the amount of such reimbursements it expects to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with FASB ASC 805, each FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold.  There are no contractual interest rates on these contractual receivables from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the terms of the loss sharing agreements.  This discount will be accreted to income over future periods.  These acquisitions and agreements are more fully discussed in Note 5.

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

No asset impairment was recognized during the years ended December 31, 2011, 2010 and 2009.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

A summary of goodwill and intangible assets is as follows:

	December 31,
	2011	2010
	(In Thousands)

Goodwill – Branch acquisitions	$379	$379
Goodwill – Travel agency acquisitions	878	876
Deposit intangibles
Branch acquisitions	51	138
TeamBank	1,789	2,210
Vantus Bank	1,452	1,763
Sun Security Bank	2,365	—
Noncompete agreements	15	29

	$6,929	$5,395

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (FASB ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  In 2009, the Company acquired mortgage servicing rights as part of two FDIC-assisted transactions.  These mortgage servicing assets were initially recorded at their fair values as part of the acquisition valuation.  The initial fair values recorded for the mortgage servicing assets, acquired in 2009, totaled $923,000.  Mortgage servicing assets were $292,000 and $637,000 at December 31, 2011 and 2010, respectively.  The Company has elected to measure the mortgage servicing rights for mortgage loans using the amortization method, whereby servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

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

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  At December 31, 2011 and 2010, no valuation allowance was recorded.  Fair value in excess of the carrying amount of servicing assets is not recognized.

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

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Earnings per share (EPS) were computed as follows:

	2011	2010	2009
	(In Thousands, Except Per Share Data)

Net income	$30,269	$23,865	$65,047

Net income available to common shareholders	$26,259	$20,462	$61,694

Average common shares outstanding	13,462	13,434	13,390

Average common share stock options and warrants outstanding	164	612	492

Average diluted common shares	13,626	14,046	13,882

Earnings per common share – basic	$1.95	$1.52	$4.61

Earnings per common share – diluted	$1.93	$1.46	$4.44

Options to purchase 479,098, 498,674 and 573,393 shares of common stock were outstanding at December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for that year because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, 2011, 2010 and 2009, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 22.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2011, 2010 and 2009, share-based compensation expense totaling $486,000, $461,000 and $337,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

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

The Company also placed a restriction on the sale or other transfer of shares (including pledging the shares as collateral) acquired through the exercise of the accelerated Options prior to the original vesting date.  With the acceleration of these Options, the compensation expense, net of taxes, that was recognized in the Company’s income statements for 2009 and 2010 was reduced by approximately $103,000 and $103,000, respectively.  On December 31, 2005, the accelerated Options represented approximately 41% of the unvested Company options and 27% of the total of all outstanding Company options.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2011 and 2010, cash equivalents consisted of interest-bearing deposits in other financial institutions and federal funds sold.  At December 31, 2011, nearly all of the interest-bearing deposits were uninsured with most of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.  The federal funds sold were held at a commercial bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2011 and 2010, no valuation allowance was established.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Derivatives and Hedging Activities

FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  For detailed disclosures on derivatives and hedging activities, see Note 18.

As required by FASB ASC 815, the Company records all derivatives in the statement of financial condition at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Currently, none of the Company’s derivatives are designated in qualifying hedging relationships.  As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2011 and 2010, respectively, was $106.2 million and $79.5 million.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12 to amend FASB ASC Topic 220, Comprehensive Income.  The Update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05.  The Update is effective for the Company January 1, 2012, and is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-09 to amend FASB ASC Subtopic 715-80, Compensation – Retirement Benefits – Multiemployer Plans:  Disclosures about an Employer’s Participation in a Multiemployer Plan.  The Update requires employers with multiemployer pension plans to provide additional disclosures.  The new disclosures require qualitative and quantitative information about the plans such as detailed identification of the plans in which employers participate, the level of participation in the

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

plans as indicated by contribution amounts and whether those contribution amounts represent more than five percent of total contributions made by all contributing employers, detailed information about the financial health of the plans and the nature of employer commitments to the plans.  Further disclosure is required for plans without additional publicly available information outside of the employer’s disclosures such as the plan’s annual report on a U.S. Form 5500.  The Update was effective for the Company December 31, 2011, and resulted in increased disclosures of the Company’s participation in the Pentegra Defined Benefit Plan for Financial Institutions, described more fully in Note 21.

In September 2011, the FASB issued ASU No. 2011-08 to amend FASB ASC Topic 350, Intangibles – Goodwill and Other:  Testing Goodwill for Impairment.  The purpose of the Update is to simplify how entities test goodwill for impairment.  The amendments allows entities the option of considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this consideration are then used to determine whether the two-step goodwill impairment test described in Topic 350 must be performed.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The Update is effective for the Company January 1, 2012.  While early adoption is permitted, the Company did not choose to do so.  The Update is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 to amend FASB ASC Topic 220, Comprehensive Income:  Presentation of Comprehensive Income.  The purpose of the Update is to improve the comparability, consistency and transparency of financial reporting related to other comprehensive income.  It eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  Instead, the components of other comprehensive income must either be presented with net income in a single continuous statement of comprehensive income or as a separate but consecutive statement following the statement of income.  The Update is effective for the Company January 1, 2012, on a retrospective basis for interim and annual reporting periods, and is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 to amend FASB ASC Topic 820, Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  The Update amends the GAAP requirements for measuring fair value and for disclosures about fair value measurements to improve consistency between GAAP and IFRSs by changing some of the wording used to describe the requirements, clarifying the intended application of certain requirements and changing certain principles.  The Update is effective for the Company January 1, 2012, on a prospective basis for interim and annual reporting periods, and is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03 to amend FASB ASC Topic 860, Transfers and Servicing.  ASC 860 outlines when the transfer of financial assets under a repurchase agreement may or may not be accounted for as a sale.  Whether the transferring entity maintains effective control over the transferred financial assets provides the basis for such a determination.  The previous requirement that the transferor must have the ability to repurchase or redeem the financial assets before the maturity of the agreement is removed from the assessment of effective control by this Update.  The Update is effective for the Company January 1, 2012, on a prospective basis for interim and annual reporting periods, and is not expected to have a material impact on the Company’s financial position or results of operations.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

In January 2011, the FASB issued ASU No. (ASU) 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The update temporarily delayed the effective date for disclosures on troubled debt restructurings required by ASU 2010-20.  The guidance was effective for the Company on July 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowances for Credit Losses.  This Update requires expanded disclosures to help financial statement users understand the nature of credit risks inherent in a creditor’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes, and reasons for those changes, in both the receivables and the allowance for credit losses.  The disclosures should be prepared on a disaggregated basis and provide a roll-forward schedule of the allowance for credit losses and detailed information on financing receivables including, among other things, recorded balances, nonaccrual status, impairments, credit quality indicators, details for troubled debt restructurings and an aging of past due financing receivables.  Disclosures required as of the end of a reporting period were effective for the Company December 31, 2010, and did not have a material impact on the Company’s financial position or results of operations.  Disclosures required for activity occurring during a reporting period were effective for the Company January 1, 2011.  This portion of the Update did not have a material impact on the Company’s financial position or results of operations.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

Note 2:	Investments in Debt and Equity Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$20,000	$60	$—	$20,060
Collateralized mortgage obligations	5,220	—	380	4,840
Mortgage-backed securities	628,729	13,728	802	641,655
Small Business Administration
loan pools	55,422	1,070	—	56,492
States and political subdivisions	145,663	5,478	903	150,238
Corporate bonds	50	245	—	295
Equity securities	1,230	601	—	1,831

	$856,314	$21,182	$2,085	$875,411

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$4,000	$—	$20	$3,980
Collateralized mortgage obligations	8,311	183	814	7,680
Mortgage-backed securities	590,085	10,879	1,753	599,211
Small Business Administration
loan pools	60,063	851	—	60,914
States and political subdivisions	99,314	378	4,075	95,617
Corporate bonds	49	—	28	21
Equity securities	1,230	893	—	2,123
	$763,052	$13,184	$6,690	$769,546

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Additional details of the Company’s collateralized mortgage obligations and mortgage-backed securities at December 31, 2011, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collateralized mortgage obligations
Nonagency variable	$5,220	$—	$380	$4,840

Mortgage-backed securities
FHLMC fixed	$18,667	$1,577	$—	$20,244
FHLMC hybrid ARM	50,517	3,220	—	53,737

Total FHLMC	69,184	4,797	—	73,981

FNMA fixed	21,071	1,504	—	22,575
FNMA hybrid ARM	41,614	2,556	—	44,170

Total FNMA	62,685	4,060	—	66,745

GNMA fixed	9,826	372	1	10,197
GNMA hybrid ARM	487,034	4,499	801	490,732

Total GNMA	496,860	4,871	802	500,929

	$628,729	$13,728	$802	$641,655

Total fixed	$49,564	$3,453	$1	$53,016
Total hybrid ARM	579,165	10,275	801	588,639

	$628,729	$13,728	$802	$641,655

The amortized cost and fair value of available-for-sale securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$1,566	$1,568
After one through five years	1,580	1,608
After five through ten years	13,135	13,497
After ten years	204,854	210,412
Securities not due on a single maturity date	633,949	646,495
Equity securities	1,230	1,831

	$856,314	$875,411

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The amortized cost and fair values of securities classified as held to maturity were as follows:

December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political
subdivisions	$1,865	$236	$—	$2,101

December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political
subdivisions	$1,125	$175	$—	$1,300

The held-to-maturity securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$840	$904
After five through ten years	1,025	1,197

	$1,865	$2,101

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2011 and 2010:

	2011		2010

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$463,832	$475,622	$388,456	$393,261
Collateralized borrowing
accounts	235,323	237,576	263,778	264,450
Structured repurchase
agreements	65,658	67,498	66,755	68,202
Other	1,600	1,678	5,527	5,621

	$766,413	$782,374	$724,516	$731,534

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2011 and 2010, respectively, was approximately $172.6 million and $298.8 million which is approximately 19.67% and 38.77% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$3,760	$(110)	$1,460	$(270)	$5,220	$(380)
Mortgage-backed securities	61,720	(365)	91,824	(437)	153,544	(802)
States and political
subdivisions	6,436	(44)	7,381	(859)	13,817	(903)

	$71,916	$(519)	$100,665	$(1,566)	$172,581	$(2,085)

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$3,980	$(20)	$—	$—	$3,980	$(20)
Collateralized mortgage
obligations	—	—	1,809	(814)	1,809	(814)
Mortgage-backed securities	231,524	(1,753)	—	—	231,524	(1,753)
States and political
subdivisions	56,221	(2,328)	5,257	(1,747)	61,478	(4,075)
Corporate bonds	8	(24)	14	(4)	22	(28)

	$291,733	$(4,125)	$7,080	$(2,565)	$298,813	$(6,690)

Other-than-Temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

During 2011, the Company determined that the impairment of a nonagency collateralized mortgage obligation with a book value of $1.8 million had become other than temporary.  Consequently, the Company recorded a total of $615,000 of pre-tax charges to income.  During 2010, no securities were determined to have impairment that had become other than temporary.  During 2009, the Company determined that the impairment of certain available-for-sale securities with a book value of $8.5 million had become other than temporary.  Consequently, the Company recorded a $4.3 million pre-tax charge to income during 2009.  This total charge included $2.9 million related to the nonagency collateralized mortgage obligation that was also determined to be impaired during 2011.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses
	2011	2010
	(In Thousands)
Credit losses on debt securities held
Beginning of year	$2,983	$2,983
Additions related to other-than-temporary losses
not previously recognized	—	—
Additions related to increases in credit losses on debt
securities for which other-than-temporary
impairment losses were previously recognized	615	—
Reductions due to sales	—	—

End of year	$3,598	$2,983

Note 3:	Other Comprehensive Income (Loss)

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Net unrealized gain (loss) on available-for-sale
securities	$12,881	$(2,000)	$24,307

Noncredit component of unrealized gain (loss) on
available-for-sale debt securities for which a
portion of an other-than-temporary impairment
has been recognized	820	(411)	(375)

Other-than-temporary impairment loss recognized
in earnings on available-for-sale debt securities	(615)	—	(3,775)

Less reclassification adjustment for gain
included in net income	483	8,787	2,254

Other comprehensive income (loss), before tax
effect	12,603	(11,198)	17,903

Tax expense (benefit)	4,411	(3,919)	6,266

Change in unrealized gain (loss) on available-for-
sale securities, net of income taxes	$8,192	$(7,279)	$11,637

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The components of accumulated other comprehensive income, included in stockholders’ equity at December 31, 2011 and 2010, are as follows:

	2011	2010
	(In Thousands)

Net unrealized gain on available-for-sale securities	$19,063	$7,279
Net unrealized gain (loss) on available-for-sale debt
securities for which a portion of an other-than-
temporary impairment has been recognized in income	34	(785)
	19,097	6,494
Tax expense	6,684	2,273

Net-of-tax amount	$12,413	$4,221

Note 4:	Loans and Allowance for Loan Losses

Classes of loans at December 31, 2011 and 2010, included:

	2011	2010
	(In Thousands)

One- to four-family residential construction	$23,976	$29,102
Subdivision construction	61,140	86,649
Land development	68,771	95,573
Commercial construction	119,589	68,018
Owner occupied one- to four-family residential	91,994	98,099
Non-owner occupied one- to four-family residential	145,781	136,984
Commercial real estate	639,857	530,277
Other residential	243,742	210,846
Commercial business	236,384	185,865
Industrial revenue bonds	59,750	64,641
Consumer auto	59,368	48,992
Consumer other	77,540	77,331
Home equity lines of credit	47,114	46,852
FDIC-supported loans, net of discounts (TeamBank)	128,875	144,633
FDIC-supported loans, net of discounts (Vantus Bank)	123,036	160,163
FDIC-supported loans, net of discounts
(Sun Security Bank)	144,626	—
	2,271,543	1,984,025
Undisbursed portion of loans in process	(103,424)	(63,108)
Allowance for loan losses	(41,232)	(41,487)
Deferred loan fees and gains, net	(2,726)	(2,543)

	$2,124,161	$1,876,887

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Classes of loans by aging were as follows:

	December 31, 2011
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$2,082	$342	$186	$2,610	$21,366	$23,976	$—
Subdivision construction	4,014	388	6,661	11,063	50,077	61,140	—
Land development	—	4	2,655	2,659	66,112	68,771	—
Commercial construction	—	—	—	—	119,589	119,589	—
Owner occupied one- to four-
family residential	833	—	3,888	4,721	87,273	91,994	40
Non-owner occupied one- to
four-family residential	117	—	3,425	3,542	142,239	145,781	—
Commercial real estate	6,323	535	6,204	13,062	626,795	639,857	—
Other residential	—	—	—	—	243,742	243,742	—
Commercial business	426	10	1,362	1,798	234,586	236,384	—
Industrial revenue bonds	—	—	2,110	2,110	57,640	59,750	—
Consumer auto	455	56	117	628	58,740	59,368	10
Consumer other	1,508	641	715	2,864	74,676	77,540	356
Home equity lines of credit	45	29	174	248	46,866	47,114	—
FDIC-supported loans, net of
discounts (TeamBank)	2,422	862	19,215	22,499	106,376	128,875	—
FDIC-supported loans, net of
discounts (Vantus Bank)	562	57	5,999	6,618	116,418	123,036	5
FDIC-supported loans,
net of discounts
(Sun Security Bank)	5,628	6,851	40,299	52,778	91,848	144,626	150
	24,415	9,775	93,010	127,200	2,144,343	2,271,543	561
Less FDIC-supported loans,
net of discounts	8,612	7,770	65,513	81,895	314,642	396,537	155

Total	$15,803	$2,005	$27,497	$45,305	$1,829,701	$1,875,006	$406

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	December 31, 2010
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$261	$—	$578	$839	$28,263	$29,102	$—
Subdivision construction	281	1,015	1,860	3,156	83,493	86,649	—
Land development	2,730	—	5,668	8,398	87,175	95,573	—
Commercial construction	—	—	—	—	68,018	68,018	—
Owner occupied one- to four-
family residential	4,856	914	2,724	8,494	89,605	98,099	—
Non-owner occupied one- to
four-family residential	2,085	2,130	2,831	7,046	129,938	136,984	—
Commercial real estate	2,749	8,546	6,074	17,369	512,908	530,277	—
Other residential	—	4,011	4,202	8,213	202,633	210,846	—
Commercial business	350	355	1,642	2,347	183,518	185,865	—
Industrial revenue bonds	—	—	2,190	2,190	62,451	64,641	—
Consumer auto	427	35	94	556	48,436	48,992	22
Consumer other	1,331	318	1,417	3,066	74,265	77,331	565
Home equity lines of credit	152	160	140	452	46,400	46,852	—
FDIC-supported loans, net of
discounts (TeamBank)	2,719	3,731	13,285	19,735	124,898	144,633	—
FDIC-supported loans, net of
discounts (Vantus Bank)	2,277	1,414	9,399	13,090	147,073	160,163	—
	20,218	22,629	52,104	94,951	1,889,074	1,984,025	587
Less FDIC-supported loans,
net of discounts	4,996	5,145	22,684	32,825	271,971	304,796	—

Total	$15,222	$17,484	$29,420	$62,126	$1,617,103	$1,679,229	$587

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Nonaccruing loans are summarized as follows:

	December 31,
	2011	2010
	(In Thousands)

One- to four-family residential construction	$186	$578
Subdivision construction	6,661	1,860
Land development	2,655	5,668
Commercial construction	—	—
Owner occupied one- to four-family residential	3,848	2,724
Non-owner occupied one- to four-family
residential	3,425	2,831
Commercial real estate	6,204	6,074
Other residential	—	4,202
Commercial business	1,362	1,642
Industrial revenue bonds	2,110	2,190
Consumer auto	107	72
Consumer other	359	852
Home equity lines of credit	174	140

Total	$27,091	$28,833

Transactions in the allowance for loan losses were as follows:

	2011	2010	2009
	(In Thousands)

Balance, beginning of year	$41,487	$40,101	$29,163
Provision charged to expense	35,336	35,630	35,800
Loans charged off, net of recoveries
of $5,063 for 2011, $5,804 for
2010 and $5,577 for 2009	(35,591)	(34,244)	(24,862)

Balance, end of year	$41,232	$41,487	$40,101

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011:

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2011	$11,483	$3,866	$14,336	$5,852	$3,281	$2,669	$41,487
Provision charged to expense	7,995	5,693	17,859	1,020	1,459	1,310	35,336
Losses charged off	(8,333)	(8,018)	(13,862)	(4,103)	(2,842)	(3,496)	(40,654)
Recoveries	279	1,547	57	213	1,076	1,891	5,063

Balance December 31, 2011	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232

Ending balance:
Individually evaluated for
impairment	$4,989	$89	$3,584	$594	$736	$38	$10,030
Collectively evaluated for
impairment	$6,435	$2,999	$14,806	$2,358	$2,238	$2,336	$31,172
Loans acquired and
accounted for under ASC
310-30	$—	$—	$—	$30	$—	$—	$30

Loans
Individually evaluated for
impairment	$39,519	$20,802	$99,254	$27,592	$10,720	$839	$198,726
Collectively evaluated for
impairment	$283,371	$222,940	$600,353	$160,768	$225,665	$183,183	$1,676,280
Loans acquired and
accounted for under ASC
310-30	$109,909	$25,877	$157,805	$40,215	$28,784	$33,947	$396,537

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

The portfolio segments used in the preceding two tables correspond to the loan classes used in all other tables in Note 4 as follows:

•
The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes

•	The other residential segment corresponds to the other residential class

•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes

•	The commercial construction segment includes the land development and commercial construction classes

•	The commercial business segment corresponds to the commercial business class

•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The weighted average interest rate on loans receivable at December 31, 2011 and 2010, was 5.86% and 6.03%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $170.3 million and $207.5 million at December 31, 2011 and 2010, respectively.  In addition, available lines of credit on these loans were $11.7 million and $5.0 million at December 31, 2011 and 2010, respectively.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include not only nonperforming loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.

The following summarizes information regarding impaired loans at and during the years ended December 31, 2011 and 2010:

				Year Ended
	December 31, 2011			December 31, 2011
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$873	$917	$12	$1,939	$39
Subdivision construction	12,999	14,730	2,953	10,154	282
Land development	7,150	7,317	594	9,983	379
Commercial construction	—	—	—	308	—
Owner occupied one- to four-family
residential	5,481	6,105	776	4,748	76
Non-owner occupied one- to four-family
residential	11,259	11,768	1,249	9,658	425
Commercial real estate	49,961	55,233	3,562	34,403	1,616
Other residential	12,102	12,102	89	9,475	454
Commercial business	4,679	5,483	736	4,173	125
Industrial revenue bonds	2,110	2,190	22	2,137	—
Consumer auto	147	168	3	192	6
Consumer other	579	680	22	544	10
Home equity lines of credit	174	184	12	227	1

Total	$107,514	$116,877	$10,030	$87,941	$3,413

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

At December 31, 2011 and 2010, all impaired loans had specific valuation allowances.  Interest of approximately $388,000 was received on average impaired loans of approximately $23.5 million for the year ended December 31, 2009.  For impaired loans which were nonaccruing, interest of approximately $2.4 million, $2.0 million and $1.9 million would have been recognized on an accrual basis during the years ended December 31, 2011, 2010 and 2009, respectively.

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

At December 31, 2011, the Company had $9.0 million of construction loans, $17.0 million of residential mortgage loans, $31.3 million of commercial real estate loans, $671,000 of commercial business loans and $156,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings at December 31, 2011, $50.8 million were accruing interest and $32.2 million were classified as substandard using the Company’s internal grading system which is described below.  During the previous 12 months, one commercial business loan totaling $423,000 was modified as a troubled debt restructuring and had payment defaults subsequent to the modifications.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored in to the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2010, the Company had $6.5 million of construction loans, $5.5 million of residential mortgage loans, $8.2 million of commercial real estate loans, $57,000 of other commercial loans and $150,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $16.5 million were accruing interest at December 31, 2010.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention” and “Substandard.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at December 31, 2011 and 2010, respectively.  See Note 5 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	December 31, 2011
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$21,436	$2,354	$—	$186	$23,976
Subdivision construction	45,754	2,701	—	12,685	61,140
Land development	41,179	20,902	245	6,445	68,771
Commercial construction	119,589	—	—	—	119,589
Owner occupied one- to four-family
residential	86,725	1,018	—	4,251	91,994
Non-owner occupied one- to four-family
residential	129,458	5,232	249	10,842	145,781
Commercial real estate	542,712	51,757	13,384	32,004	639,857
Other residential	222,940	13,262	—	7,540	243,742
Commercial business	225,664	5,403	638	4,679	236,384
Industrial revenue bonds	57,640	—	—	2,110	59,750
Consumer auto	59,237	—	—	131	59,368
Consumer other	77,006	—	—	534	77,540
Home equity lines of credit	46,940	—	—	174	47,114
FDIC-supported loans, net of discounts
(TeamBank)	128,875	—	—	—	128,875
FDIC-supported loans, net of discounts
(Vantus Bank)	123,036	—	—	—	123,036
FDIC-supported loans, net of discounts
(Sun Security Bank)	144,626	—	—	—	144,626
Total	$2,072,817	$102,629	$14,516	$81,581	$2,271,543

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2011 and 2010, loans outstanding to these directors and executive officers are summarized as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	December 31,
	2011	2010
	(In thousands)

Balance, beginning of year	$12,933	$14,892
New loans	2,607	2,293
Payments	(13,246)	(4,252)

Balance, end of year	$2,294	$12,933

Note 5:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets

TeamBank

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

The Bank recorded a preliminary one-time gain of $27.8 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805, Business Combinations.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Subsequent to the initial fair value estimate calculations in the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 20, 2009, which resulted in adjustments to the initial fair value estimates.  Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in increased fair value estimates of the acquired loan pools.  The fair values of these loan pools were adjusted and the provisional fair values finalized.  These adjustments resulted in a $16.1 million increase to the initial one-time gain of $27.8 million.  Thus, the final gain was $43.9 million related to the fair value of the acquired assets and assumed liabilities.  This gain was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The Bank originally recorded the fair value of the acquired loans at their preliminary fair value of $222.8 million and the related FDIC indemnification asset was originally recorded at its preliminary fair value of $153.6 million.  As discussed above, these initial fair values were adjusted during the measurement period, resulting in a final fair value at the acquisition date of $264.4 million for acquired loans and $128.3 million for the FDIC indemnification asset.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2011 and 2010 was $2.5 million and $2.4 million, respectively.

In addition to the loan and FDIC indemnification assets noted above, the acquisition consisted of other assets with a fair value of approximately $235.5 million, including $111.8 million of investment securities, $83.4 million of cash and cash equivalents, $2.9 million of foreclosed assets and $3.9 million of FHLB stock.  Liabilities with a fair value of $610.2 million were also assumed, including $515.7 million of deposits, $80.9 million of FHLB advances and $2.3 million of repurchase agreements with a commercial bank.  A customer-related core deposit intangible asset of $2.9 million was also recorded.  In addition to the excess of liabilities over assets, the Bank received approximately $42.4 million in cash from the FDIC and entered into the loss sharing agreement with the FDIC.

Vantus Bank

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $62.2 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $45.9 million, which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009.  During 2010, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $247.0 million and the related FDIC indemnification asset was recorded at its estimated fair value of $62.2 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2011 and 2010 was $928,000 and $1.2 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

In addition to the loan and FDIC indemnification assets noted above, the acquisition consisted of other assets with a fair value of approximately $47.2 million, including $23.1 million of investment securities, $12.8 million of cash and cash equivalents, $2.2 million of foreclosed assets and $5.9 million of FHLB stock.  Liabilities with a fair value of $444.0 million were also assumed, including $352.7 million of deposits, $74.6 million of FHLB advances, $10.0 million of borrowings from the Federal Reserve Bank and $3.2 million of repurchase agreements with a commercial bank.  A customer-related core deposit intangible asset of $2.2 million was also recorded.  In addition to the excess of liabilities over assets, the Bank received approximately $131.3 million in cash from the FDIC and entered into the loss sharing agreement with the FDIC.

Sun Security Bank

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $67.4 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $16.5 million, which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $163.7 million.  The Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company has not yet finalized its analysis of these assets and, therefore, adjustments to the recorded carrying values may occur.

In addition to the loan and FDIC indemnification assets noted above, the acquisition consisted of other assets with a fair value of approximately $85.2 million, including $45.3 million of investment securities, $26.1 million of cash and cash equivalents, $9.1 million of foreclosed assets, $3.0 million of FHLB stock and $1.8 million of other assets.  Liabilities with a fair value of $345.8 million were also assumed, including $280.9 million of deposits, $64.3 million of FHLB advances and $632,000 of other liabilities.  A customer-related core deposit intangible asset of $2.5 million was also recorded.  Net of the excess of assets over liabilities, the Bank received approximately $40.8 million in cash from the FDIC.  The Bank also expects to receive $2.7 million from the FDIC in the future due to adjustments identified by the FDIC as part of their normal closing procedures.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the years ended December 31, 2011 and 2010, increases in expected cash flows related to the loan portfolios acquired in 2009 resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  This resulted in corresponding adjustments during the years ended December 31, 2011 and 2010, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The amounts of these adjustments were as follows:

	Year Ended
	December 31,	December 31,
	2011	2010
	(In Thousands)

Increase in accretable yield due to increased
cash flow expectations	$27,069	$58,951
Decrease in FDIC indemnification asset
as a result of accretable yield increase	(23,821)	(51,888)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The adjustments impacted the Company’s Consolidated Statements of Income as follows:

	Year Ended
	December 31,	December 31,
	2011	2010
	(In Thousands)

Interest income	$49,208	$19,452
Noninterest income	(43,835)	(17,134)

Net impact to pre-tax income	$5,373	$2,318

Prior to January 1, 2010, the Company’s estimate of cash flows expected to be received from the acquired loan pools related to TeamBank and Vantus Bank had not materially changed, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.  At December 31, 2011, the Company’s preliminary estimate of cash flows expected to be received from the loan pools acquired in the Sun Security Bank acquisition had not materially changed.

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

TeamBank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at December 31, 2011 and 2010.  Gross loan balances (due from the borrower) were reduced approximately $271.5 million since the transaction date because of $192.4 million of repayments by the borrower, $13.6 million of transfers to foreclosed assets and $65.5 million of charge-downs to customer loan balances.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$164,284	$16,225
Noncredit premium/(discount), net of
activity since acquisition date	(1,363)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(6,093)	—
Original estimated fair value of assets, net of
activity since acquisition date	(128,875)	(10,342)

Expected loss remaining	27,953	5,883
Assumed loss sharing recovery percentage	80%	80%

Expected loss remaining	22,404	4,712
Indemnification asset to be amortized resulting from
change in expected losses	5,726	—
Accretable discount on FDIC indemnification asset	(2,719)	—

FDIC indemnification asset	$25,411	$4,712

	December 31, 2010
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$219,289	$15,921
Noncredit premium/(discount), net of
activity since acquisition date	(3,875)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(21,071)	—
Original estimated fair value of assets, net of
activity since acquisition date	(144,633)	(5,463)

Expected loss remaining	49,710	10,458
Assumed loss sharing recovery percentage	85%	78%

Expected loss remaining	42,275	8,204
Indemnification asset to be amortized resulting from
change in expected losses	20,011	—
Accretable discount on FDIC indemnification asset	(6,077)	—

FDIC indemnification asset	$56,209	$8,204

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Vantus Bank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at December 31, 2011 and 2010.  Gross loan balances (due from the borrower) were reduced approximately $182.3 million since the transaction date because of $153.1 million of repayments by the borrower, $4.1 million of transfers to foreclosed assets and $25.1 million of charge-downs to customer loan balances.

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,215	$3,410
Noncredit premium/(discount), net of
activity since acquisition date	(503)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(11,267)	—
Original estimated fair value of assets, net of
activity since acquisition date	(123,036)	(2,069)
Expected loss remaining	14,409	1,341
Assumed loss sharing recovery percentage	80%	80%
Expected loss remaining	11,526	1,073
Indemnification asset to be amortized resulting from
change in expected losses	9,014	—
Accretable discount on FDIC indemnification asset	(1,946)	—

FDIC indemnification asset	$18,594	$1,073

	December 31, 2010
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$208,080	$9,944
Noncredit premium/(discount), net of
activity since acquisition date	(1,431)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(18,428)	—
Original estimated fair value of assets, net of
activity since acquisition date	(160,163)	(5,899)
Expected loss remaining	28,058	4,045
Assumed loss sharing recovery percentage	80%	80%
Expected loss remaining	22,445	3,236
Indemnification asset to be amortized resulting from
change in expected losses	14,743	—
Accretable discount on FDIC indemnification asset	(3,850)	(109)
FDIC indemnification asset	$33,338	$3,127

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Sun Security Bank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at December 31, 2011 and October 7, 2011 (the transaction date).  At December 31, 2011, the Company concluded that the assumptions utilized to determine the preliminary fair value of loans, foreclosed assets and the FDIC indemnification asset had not materially changed.  Expected cash flows and the present value of future cash flows related to these assets also did not materially change since the analysis performed at acquisition on October 7, 2011.  Gross loan balances (due from the borrower) were reduced approximately $23.0 million since the transaction date because of $19.6 million of repayments by the borrower and $3.4 million of charge-downs to customer loan balances.

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$217,549	$20,964
Noncredit premium/(discount), net of
activity since acquisition date	(2,658)	—
Original estimated fair value of assets, net of
activity since acquisition date	(144,626)	(8,338)

Expected loss remaining	70,265	12,626
Assumed loss sharing recovery percentage	79%	80%

Expected loss remaining	55,382	10,101
Accretable discount on FDIC indemnification asset	(5,457)	(1,811)
FDIC indemnification asset	$49,925	$8,290

	October 7, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$240,510	$30,186
Noncredit premium/(discount)	(2,798)	—
Book value of assets	(163,674)	(9,056)

Anticipated realized loss	74,038	21,130
Assumed loss sharing recovery percentage	79%	80%

Expected loss sharing value	58,230	16,904
Accretable discount on FDIC indemnification asset	(5,844)	(1,906)
FDIC indemnification asset	$52,386	$14,998

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The carrying amount of assets covered by the loss sharing agreement related to the Sun Security Bank transaction at October 7, 2011 (the acquisition date), consisted of impaired loans required to be accounted for in accordance with FASB ASC 310-30, other loans not subject to the specific criteria of FASB ASC 310-30, but accounted for under the guidance of FASB ASC 310-30 (FASB ASC 310-30 by Policy Loans) and other assets as shown in the following table:

		FASB ASC
	FASB	310-30
	ASC	by
	310-30	Policy
	Loans	Loans	Other	Total
	(In Thousands)

Loans	$32,444	$131,230	$—	$163,674
Foreclosed assets	—	—	9,056	9,056
Estimated loss reimbursement from the FDIC	—	—	67,384	67,384

Total covered assets	$32,444	$131,230	$76,440	$240,114

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 loans acquired was $96.1 million, the cash flows expected to be collected were $36.5 million including interest, and the estimated fair value of the loans was $32.4 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At October 7, 2011, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.  Because of the short time period between the closing of the transaction and December 31, 2011, certain amounts related to the FASB ASC 310-30 loans are preliminary estimates.  The Company has not yet finalized its analysis of these loans and, therefore, adjustments to the estimated recorded carrying values may occur.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 by Policy Loans acquired in the acquisition was $144.4 million, of which $13.2 million of cash flows were not expected to be collected, and the estimated fair value of the loans was $131.2 million.

A majority of these loans were valued as of their acquisition dates based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2011 and 2010:

			Sun Security
	TeamBank	Vantus Bank	Bank
	(In Thousands)

Balance, January 1, 2009	$—	$—	$—
Additions	44,221	45,022	—
Accretion	(12,921)	(5,999)	—
Balance, December 31, 2009	31,300	39,023	—
Accretion	(24,250)	(23,848)	—
Reclassification from nonaccretable difference(1)	29,715	20,621	—
Balance, December 31, 2010	36,765	35,796	—
Additions	—	—	14,990
Accretion	(40,010)	(30,908)	(2,221)
Reclassification from nonaccretable difference(1)	17,907	17,079	—

Balance, December 31, 2011	$14,662	$21,967	$12,769

(1)Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses. The numbers also include changes in expected accretion of the loan pools for TeamBank and Vantus Bank for the year ended
December 31, 2011, totaling $3.5 million and $4.4 million, respectively, and for the year ended
December 31, 2010, totaling $1.8 million and $6.8 million, respectively.

Note 6:	Foreclosed Assets Held for Sale

Major classifications of foreclosed assets at December 31, 2011 and 2010, were as follows:

	2011	2010
	(In Thousands)

One- to four-family construction	$1,630	$2,510
Subdivision construction	15,573	19,816
Land development	13,634	10,620
Commercial construction	2,747	3,997
One- to four-family residential	1,849	2,896
Other residential	7,853	4,178
Commercial real estate	2,290	4,565
Commercial business	85	—
Consumer	1,211	318
	46,872	48,900
FDIC-supported foreclosed assets, net of discounts	20,749	11,362
	$67,621	$60,262

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Expenses applicable to foreclosed assets for the years ended December 31, 2011, 2010 and 2009, included the following:

	2011	2010	2009
	(In Thousands)

Net gain on sales of real estate	$(1,504)	$(1,045)	$(1,915)
Valuation write-downs	10,437	3,169	3,894
Operating expenses, net of rental
income	2,913	2,790	2,980

	$11,846	$4,914	$4,959

Note 7:	Premises and Equipment

Major classifications of premises and equipment at December 31, 2011 and 2010, stated at cost, were as follows:

	2011	2010
	(In Thousands)

Land	$22,635	$20,026
Buildings and improvements	55,425	46,055
Furniture, fixtures and equipment	37,681	32,796
	115,741	98,877
Less accumulated depreciation	31,549	30,525

	$84,192	$68,352

Note 8:	Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2011, the Company had eleven investments, with a net carrying value of $28.7 million.  At December 31, 2010, the Company had nine investments, with a net carrying value of $12.4 million.  Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the cost method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized over a maximum of 15 years were $50.5 million as of December 31, 2011, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $38.1 million, assuming all projects currently under construction are completed and funded as planned.  The Company’s usage of federal affordable housing tax credits approximated $2.6 million, $1.3 million and $351,000 during 2011, 2010 and 2009, respectively.  Investment amortization amounted to $1.9 million, $1.2 million and $160,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2011, the Company had three investments, with a net carrying value of $7.1 million.  Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provide federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The remaining federal New Market Tax Credits to be utilized over a maximum of seven years were $10.5 million as of December 31, 2011.  Amortization of the investments in partnerships is expected to be approximately $7.1 million.  The Company’s usage of federal New Market Tax Credits approximated $1.7 million, $1.1 million and $0 during 2011, 2010 and 2009, respectively.  Investment amortization amounted to $1.1 million, $727,000 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits.  The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Note 9:	Deposits

Deposits at December 31, 2011 and 2010, are summarized as follows:

	Weighted Average
	Interest Rate	2011	2010
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$330,813	$257,569
Interest-bearing checking and
savings accounts	0.61 - 0.83	1,363,727	1,038,620
		1,694,540	1,296,189

Certificate accounts	0% - 1.99%	1,060,841	838,619
	2% - 2.99%	158,696	298,029
	3% - 3.99%	17,228	28,398
	4% - 4.99%	26,526	126,001
	5% and above	5,708	8,657
		1,268,999	1,299,704

		$2,963,539	$2,595,893

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The weighted average interest rate on certificates of deposit was 1.29% and 1.85% at December 31, 2011 and 2010, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $446.2 million and $395.8 million at December 31, 2011 and 2010, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits, which are primarily in denominations of $100,000 or more, was approximately $264.6 million and $363.3 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total
	(In Thousands)

2012	$721,751	$251,708	$973,459
2013	184,955	11,891	196,846
2014	33,475	968	34,443
2015	31,209	—	31,209
2016	20,172	—	20,172
Thereafter	12,870	—	12,870

	$1,004,432	$264,567	$1,268,999

A summary of interest expense on deposits for the years ended December 31, 2011, 2010 and 2009, is as follows:

	2011	2010	2009
	(In Thousands)

Checking and savings accounts	$7,975	$8,468	$6,600
Certificate accounts	18,467	30,065	47,592
Early withdrawal penalties	(72)	(106)	(105)

	$26,370	$38,427	$54,087

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Note 10:	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)

2011	$—	—%	$32,293	4.28%
2012	22,993	4.41	22,993	4.41
2013	281	5.68	281	5.68
2014	335	5.47	335	5.47
2015	10,065	3.87	10,065	3.87
2016	40,070	4.03	25,070	3.81
2017 and thereafter	101,435	3.93	61,435	3.68

	175,179	4.02	152,472	3.96

Unamortized fair value adjustment	9,258		1,053

	$184,437		$153,525

Included in the Bank’s FHLB advances at December 31, 2011, is a $20.0 million advance with a maturity date of July 12, 2012.  The interest rate on this advance is 4.17%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2011, is a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2011, is a $15.0 million advance with a maturity date of August 8, 2016.  The interest rate on this advance is 4.39%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2011, is a $25.0 million advance with a maturity date of December 7, 2016.  The interest rate on this advance is 3.81%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2011, is a $30.0 million advance with a maturity date of March 29, 2017.  The interest rate on this advance is 4.07%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2011, is a $25.0 million advance with a maturity date of June 20, 2017.  The interest rate on this advance is 4.57%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Included in the Bank’s FHLB advances at December 31, 2011, is a $15.0 million advance with a maturity date of September 6, 2017.  The interest rate on this advance is 3.91%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2011, is a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2011 and 2010.  Loans with carrying values of approximately $768.9 million and $636.4 million were pledged as collateral for outstanding advances at December 31, 2011 and 2010, respectively.  The Bank had potentially available $262.1 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2011.

Note 11:	Short-Term Borrowings

Short-term borrowings at December 31, 2011 and 2010, are summarized as follows:

	2011	2010
	(In Thousands)

Note payable – Community Development
Equity Funds	$660	$778
Securities sold under reverse repurchase agreements	216,737	257,180

	$217,397	$257,958

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

Short-term borrowings had weighted average interest rates of 0.22% and 0.26% at December 31, 2011 and 2010, respectively.  Short-term borrowings averaged approximately $250.8 million and $291.7 million for the years ended December 31, 2011 and 2010, respectively.  The maximum amounts outstanding at any month end were $277.7 million and $328.6 million, respectively, during those same periods.

Note 12:	Federal Reserve Bank Borrowings

At December 31, 2011, the Bank had $353.6 million available under a line of credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by commercial loans.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

As part of the September 4, 2009, FDIC-assisted transaction involving Vantus Bank, the Company assumed $3.0 million in repurchase agreements with commercial banks.  These agreements were recorded at their estimated fair value which was derived using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings to the scheduled contractual maturity on the outstanding borrowing.  As of September 4, 2009, the fair value of the repurchase agreements was $3.2 million with an effective interest rate of 2.84%.  These borrowings bear interest at a fixed rate of 4.68% and are due in 2013.  The Company pledges investment securities to collateralize the borrowings in an amount of at least 110% of the total borrowings outstanding.  At both December 31, 2011 and 2010, the book value of these repurchase agreements was $3.1 million.

Note 14:	Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company’s option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 2.03% and 1.89% at December 31, 2011 and 2010, respectively.

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities are redeemable at the Company’s option beginning October 2012, and if not sooner redeemed, mature on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 1.77% and 1.69% at December 31, 2011 and 2010, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

At December 31, 2011 and 2010, subordinated debentures issued to capital trusts are summarized as follows:

	2011	2010
	(In Thousands)

Subordinated debentures	$30,929	$30,929

Note 15:	Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2011 and 2010, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2011 and 2010.

During the years ended December 31, 2011, 2010 and 2009, the provision for income taxes included these components:

	2011	2010	2009
	(In Thousands)

Taxes currently payable	$14,817	$14,345	$8,130
Deferred income taxes	(9,304)	(5,451)	24,875

Income tax expense	$5,513	$8,894	$33,005

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2011	2010
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$14,431	$14,521
Interest on nonperforming loans	439	454
Accrued expenses	1,005	867
Excess of cost over fair value of net assets acquired	155	190
Realized impairment on available-for-sale
securities	2,088	1,873
Write-down of foreclosed assets	5,661	3,004
	23,779	20,909

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	December 31,
	2011	2010
	(In Thousands)
Deferred tax liabilities
Tax depreciation in excess of book depreciation	$(1,292)	$(871)
FHLB stock dividends	(2,005)	(138)
Partnership tax credits	(3,085)	(1,287)
Prepaid expenses	—	(524)
Unrealized gain on available-for-sale securities	(6,684)	(2,273)
Difference in basis for acquired assets and
liabilities	(15,235)	(18,511)
Other	(233)	(353)
	(28,534)	(23,957)
Net deferred tax liability	$(4,755)	$(3,048)

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	2011	2010	2009

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and
dividends	(6.2)	(5.0)	(1.6)
Tax credits	(14.8)	(3.9)	—
State taxes	0.7	0.8	—
Other	0.7	0.2	0.3
	15.4%	27.1%	33.7%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examinations for 2006 and 2007.  As a result, the Company’s 2006 and subsequent tax years remain open for examination.  It is too early in the examination process to predict the outcome of the underlying partnership examinations; however, the Company does not expect significant adjustments to its financial statements from these examinations.

Note 16:	Disclosures About Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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
December 31, 2011, 2010 and 2009

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2011 and 2010, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-Sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, corporate debt securities, collateralized mortgage obligations, state and municipal bonds and U.S. government agency equity securities.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no Recurring Level 3 securities at both December 31, 2011 and 2010.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2011
U.S. government agencies	$20,060	$—	$20,060	$—
Collateralized mortgage obligations	4,840	—	4,840	—
Mortgage-backed securities	641,655	—	641,655	—
Small Business Administration loan
pools	56,492	—	56,492	—
States and political subdivisions	150,238	—	150,238	—
Corporate bonds	295	—	295	—
Equity securities	1,831	387	1,444	—
Mortgage servicing rights	292	—	—	292

December 31, 2010
U.S. government agencies	3,980	—	3,980	—
Collateralized mortgage obligations	7,680	—	7,680	—
Mortgage-backed securities	599,211	—	599,211	—
Small Business Administration loan
pools	60,914	—	60,914	—
States and political subdivisions	95,617	—	95,617	—
Corporate bonds	21	—	21	—
Equity securities	2,123	630	1,493	—
Mortgage servicing rights	637	—	—	637

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying statements of financial condition using significant unobservable (Level 3) inputs.

Mortgage
Servicing
Rights
(In Thousands)

Balance, January 1, 2010	$1,132

Additions	50
Amortization	(545)

Balance, December 31, 2010	637

Additions	21
Amortization	(366)

Balance, December 31, 2011	$292

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2011 and 2010, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Impaired Loans

A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral.  The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans.  The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data.  This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

factors.  All appraised values are adjusted for market-related trends based on the Company’s experience in sales and other appraisals of similar property types as well as estimated selling costs.  Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support.  At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review.  These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained.  Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals are typically discounted 10-40%.  The policy described above is the same for all types of collateral dependent impaired loans.

The Company records impaired loans as Nonrecurring Level 3.  If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2011 and 2010, are shown in the table below (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below have been re-measured during the years ended December 31, 2011 and 2010, subsequent to their initial transfer to foreclosed assets.

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2011
Impaired loans	$36,981	$—	$—	$36,981
Foreclosed assets held
for sale	14,042	—	—	14,042

December 31, 2010
Impaired loans	80,407	—	—	80,407
Foreclosed assets held
for sale	10,360	—	—	10,360

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2011 and 2010.

FDIC Indemnification Asset

As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses on loans and foreclosed real estate subject to certain limitations which are more fully described in Note 5.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at December 31, 2011 and 2010, the carrying value was $30.1 million and $64.4 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at December 31, 2011 and 2010, the carrying value of the FDIC indemnification asset was $19.7 million and $36.5 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at December 31, 2011, the carrying value of the FDIC indemnification asset was $58.2 million.

From the dates of acquisition, each of the three agreements extend ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all three acquisitions on a quarterly or annual basis.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

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
December 31, 2011, 2010 and 2009

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

Subordinated Debentures Issued to Capital Trusts

The subordinated debentures have floating rates that reset quarterly.  The carrying amount of these debentures approximates their fair value.

Structured Repurchase Agreements

Structured repurchase agreements are collateralized borrowings from a counterparty.  In addition to the principal amount owed, the counterparty also determines an amount that would be owed by either party in the event the agreement is terminated prior to maturity by the Company.  The fair values of the structured repurchase agreements are estimated based on the amount the Company would be required to pay to terminate the agreement at the reporting date.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$380,249	$380,249	$429,971	$429,971
Available-for-sale securities	875,411	875,411	769,546	769,546
Held-to-maturity securities	1,865	2,101	1,125	1,300
Mortgage loans held for sale	28,920	28,920	22,499	22,499
Loans, net of allowance for loan losses	2,124,161	2,124,032	1,876,887	1,878,345
Accrued interest receivable	13,848	13,848	12,628	12,628
Investment in FHLB stock	12,088	12,088	11,572	11,572
Mortgage servicing rights	292	292	637	637

Financial liabilities
Deposits	2,963,539	2,966,874	2,595,893	2,603,440
FHLB advances	184,437	189,793	153,525	158,052
Short-term borrowings	217,397	217,397	257,958	257,958
Structured repurchase agreements	53,090	60,471	53,142	61,007
Subordinated debentures	30,929	30,929	30,929	30,929
Accrued interest payable	2,277	2,277	3,765	3,765
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	—	—	—	—
Letters of credit	84	84	50	50
Lines of credit	—	—	—	—

Note 17:	Operating Leases

The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.

At December 31, 2011, future minimum lease payments were as follows (in thousands):

2012	$1,142
2013	843
2014	780
2015	453
2016	272
Thereafter	1,089

$4,579

Rental expense was $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Note 18:	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities.  In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  However, the Company’s existing interest rate derivatives result from a service provided to certain qualifying loan customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.  The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2011	2010
		(In Thousands)
Asset Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Prepaid expenses and other assets	$111	$—

Total derivatives not designated
as hedging instruments		$111	$—

Liability Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Accrued expenses and other liabilities	$121	$—

Total derivatives not designated
as hedging instruments		$121	$—

Nondesignated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company implemented during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2011, the Company had two interest rate swaps with an aggregate notional amount of $15.8 million related to this program.  During the year ended December 31, 2011, the Company recognized a net loss of $9,900 in noninterest income related to changes in the fair value of these swaps.

Agreements with Derivative Counterparties

The Company has agreements with its derivative counterparties containing certain provisions that must be met.  If the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  If the Bank fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.  Similarly, the Company could be required to settle its obligations under certain of its agreements if certain regulatory events occurred, such as the issuance of a formal directive, or if the Company’s credit rating is downgraded below a specified level.

As of December 31, 2011, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $120,668.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At December 31, 2011, the Company’s activity with its derivative counterparties had not yet met the level in which the minimum collateral posting thresholds take effect.  If the Company had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at the termination value.

Other Interest Rate Swaps

At December 31, 2010 and 2009, the Company had no derivative financial instruments.  However, during a portion 2009, the Company had interest rate swaps to convert the economic interest payments on certain brokered CDs from a fixed rate to a floating rate based on LIBOR.  The related net gain recognized in earnings was $1.2 million for the year ended December 31, 2009.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

At December 31, 2011 and 2010, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $135.4 million and $79.0 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $23.0 million and $15.7 million at December 31, 2011 and 2010, respectively.

Commitments to Purchase Bank Buildings and Equipment from FDIC

Subsequent to December 31, 2011, the Bank formalized its commitment to purchase certain bank buildings and equipment from the FDIC related to its FDIC-assisted transaction involving the former Sun Security Bank.  Settlement with the FDIC on this purchase has not yet occurred.  Acquisition costs of the real estate, furniture and equipment are based on current appraisals and are expected to be approximately $6.5 million.

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

The Company had total outstanding standby letters of credit amounting to approximately $21.3 million and $16.7 million at December 31, 2011 and 2010, respectively, with $17.9 million and $13.0 million, respectively, of the letters of credit having terms up to five years.  The remaining $3.3 million and $3.7 million at December 31, 2011 and 2010, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

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

At December 31, 2011, the Bank had granted unused lines of credit to borrowers aggregating approximately $170.7 million and $62.6 million for commercial lines and open-end consumer lines, respectively.  At December 31, 2010, the Bank had granted unused lines of credit to borrowers aggregating approximately $102.1 million and $61.2 million for commercial lines and open-end consumer lines, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri, the greater Kansas City, Missouri, area and the western and central portions of Iowa.  Although the Bank has a diversified portfolio, loans aggregating approximately $165.1 million and $191.4 million at December 31, 2011 and 2010, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.  Residential mortgages account for approximately $56.7 million and $68.7 million of this total at December 31, 2011 and 2010, respectively.

In addition, loans (excluding those covered by loss sharing agreements) aggregating approximately $360.2 million and $275.2 million at December 31, 2011 and 2010, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Note 20:	Additional Cash Flow Information

	2011	2010	2009
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of
loans	$59,927	$71,347	$39,767
Sale and financing of foreclosed assets	$11,755	$20,523	$15,317
Conversion of foreclosed assets to
premises and equipment	$2,669	—	$100
Dividends declared but not paid	$2,799	$2,849	$2,800

Additional Cash Payment Information
Interest paid	$36,634	$50,368	$69,547
Income taxes paid	$13,233	$17,595	$3,165
Income taxes refunded	$4,975	$25	$3,389

Note 21:	Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for the years ended December 31, 2011, 2010 and 2009, were approximately $1.0 million, $835,000 and $719,000, respectively.  The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2011 and 2010, was 94.75% and 99.07%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2011 and 2010, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee’s contribution on the first 4% of the employee’s compensation, and also matches 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for the years ended December 31, 2011, 2010 and 2009, were approximately $1.0 million, $1.0 million and $759,000, respectively.  Beginning January 1, 2012, the Company will match 100% of the employee’s contribution on the first 3% of the employee’s compensation and plus an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation.

Note 22:	Stock Option Plan

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock.  Upon stockholders’ approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2011, 34,200 options were outstanding under this plan.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,196,448 (adjusted for stock splits) shares of common stock.  At December 31, 2011, 774,853 options were outstanding under the plan.

Stock options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of the Company’s common stock on the date of grant.  Options generally are granted for a 10-year term and generally become exercisable in four cumulative annual installments of 25% commencing two years from the date of grant.  The Stock Option Committee may accelerate a participant’s right to purchase shares under the plan.

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The table below summarizes transactions under the Company’s stock option plans:

			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2009	586,188	700,397	$23.003
Granted	(72,425)	72,425	21.367
Exercised	—	(25,434)	14.066
Forfeited from terminated plan(s)	—	(6,455)	11.910
Forfeited from current plan(s)	10,747	(10,747)	25.397

Balance, December 31, 2009	524,510	730,186	23.215
Granted	(88,190)	88,190	22.105
Exercised	—	(47,597)	14.088
Forfeited from terminated plan(s)	—	(850)	7.785
Forfeited from current plan(s)	26,133	(26,133)	25.916

Balance, December 31, 2010	462,453	743,796	23.592
Granted	(120,100)	120,100	19.349
Exercised	—	(25,856)	12.053
Forfeited from terminated plan(s)	—	(4,000)	12.898
Forfeited from current plan(s)	24,987	(24,987)	23.349

Balance, December 31, 2011	367,340	809,053	$23.391

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period.  These options typically vest one-fourth at the end of years two, three, four and five from the grant date.  As provided for under FASB ASC 718, the Company has elected to recognize compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant.  In addition, ASC 718 requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered.  Because the historical forfeitures of its share-based awards have not been material, the Company has not adjusted for forfeitures in its share-based compensation expensed under ASC 718.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2011	2010	2009

Expected dividends per share	$0.72	$0.72	$0.72
Risk-free interest rate	0.93%	1.52%	2.19%
Expected life of options	5 years	5 years	5 years
Expected volatility	27.99%	37.69%	69.16%
Weighted average fair value of
options granted during year	$3.15	$5.60	$9.90

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

The following table presents the activity related to options under all plans for the year ended December 31, 2011.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2011	743,796	$23.592	5.59
Granted	120,100	19.349	—
Exercised	(25,856)	12.053	—
Forfeited	(28,987)	21.907	—
Options outstanding, December 31, 2011	809,053	23.391	5.43

Options exercisable, December 31, 2011	508,409	25.548	3.52

For the years ended December 31, 2011, 2010 and 2009, options granted were 120,100, 88,190 and 72,425, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2011, 2010 and 2009, was $145,000, $388,000 and $196,000, respectively.  Cash received from the exercise of options for the years ended December 31, 2011, 2010 and 2009, was $311,000, $671,000 and $358,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $97,000, $309,000 and $183,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2011.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2011	266,560	$20.535	$6.029
Granted	120,100	19.349	3.150
Vested this period	(69,918)	22.056	5.974
Nonvested options forfeited	(16,098)	19.849	6.232

Nonvested options, December 31, 2011	300,644	19.744	4.940

At December 31, 2011, there was $1.3 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2016, with the majority of this expense recognized in 2012 and 2013.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table further summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$8.360 to $19.960	205,505	7.55 years	$16.298	57,539	$14.327
$20.120 to $25.000	281,440	5.34 years	$21.275	148,118	$20.743
$25.480 to $36.390	322,108	4.18 years	$29.765	302,752	$30.031

	809,053	5.43 years	$23.391	508,409	$25.548

Note 23:	Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 4.  Estimates used in valuing acquired loans, loss sharing agreements and FDIC indemnification assets and in continuing to monitor related cash flows of acquired loans are discussed in Note 5.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on loans, deposits and on commitments and credit risk.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In Thousands)
As of December 31, 2011
Total risk-based capital
Great Southern Bancorp, Inc.	$363,721	16.1%	$	≥180,877	≥ 8.0%		N/A	N/A
Great Southern Bank	$342,690	15.3%	$	≥178,843	≥ 8.0%	$	≥ 223,554	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$335,298	14.8%	$	≥90,438	≥ 4.0%		N/A	N/A
Great Southern Bank	$314,582	14.1%	$	≥89,422	≥ 4.0%	$	≥ 134,132	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$335,298	9.2%	$	≥145,753	≥ 4.0%		N/A	N/A
Great Southern Bank	$314,582	8.6%	$	≥145,599	≥ 4.0%	$	≥ 181,999	≥ 5.0%

As of December 31, 2010
Total risk-based capital
Great Southern Bancorp, Inc.	$348,825	18.0%	$	≥154,666	≥ 8.0%		N/A	N/A
Great Southern Bank	$305,976	15.8%	$	≥154,515	≥ 8.0%	$	≥ 193,144	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$324,445	16.8%	$	≥77,333	≥ 4.0%		N/A	N/A
Great Southern Bank	$281,619	14.6%	$	≥77,257	≥ 4.0%	$	≥ 115,886	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$324,445	9.5%	$	≥136,120	≥ 4.0%		N/A	N/A
Great Southern Bank	$281,619	8.3%	$	≥135,985	≥ 4.0%	$	≥ 169,982	≥ 5.0%

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2011 and 2010, the Company and the Bank exceeded their minimum capital requirements.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

On November 22, 2010, a suit was filed against the Bank in Missouri state court in Springfield by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws.  The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts.  The Court denied a motion to dismiss filed by the Bank and litigation is ongoing.  At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Note 26:	Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2011, 2010 and 2009:

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$49,040	$49,144	$49,965	$50,518
Interest expense	9,679	8,852	8,325	8,290
Provision for loan losses	8,200	8,431	8,500	10,205
Net realized gains (losses) and impairment
on available-for-sale securities	—	(400)	483	(215)
Noninterest income	(1,772)	(2,159)	(1,207)	17,398
Noninterest expense	21,609	22,137	23,017	37,900
Provision for income taxes	1,887	1,675	2,463	(512)
Net income	5,893	5,890	6,453	12,033
Net income available to common
shareholders	5,048	5,108	4,443	11,660
Earnings per common share – diluted	0.36	0.37	0.33	0.85

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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
December 31, 2011, 2010 and 2009

Note 27:	Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2011 and 2010, and statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2011	2010
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$21,446	$44,442
Available-for-sale securities	1,831	2,123
Held-to-maturity securities	840	—
Investment in subsidiary bank	333,482	290,603
Income taxes receivable	42	44
Prepaid expenses and other assets	1,089	1,149

	$358,730	$338,361

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,004	$3,111
Deferred income taxes	210	312
Subordinated debentures issued to capital trust	30,929	30,929
Preferred stock	57,943	56,480
Common stock	134	134
Common stock warrants	—	2,452
Additional paid-in capital	17,183	20,701
Retained earnings	236,914	220,021
Unrealized gain on available-for-sale securities, net	12,413	4,221

	$358,730	$338,361

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$12,000	$12,000	$11,750
Interest and dividend income	27	16	34
Net realized gains on sales of
available-for-sale securities	—	15	—
Net realized losses on
impairments of available-for-
sale securities	—	—	(533)
Other income (loss)	—	(11)	(4)

	12,027	12,020	11,247

Expense
Operating expenses	1,196	1,121	972
Interest expense	569	578	773

	1,765	1,699	1,745

Income before income tax and
equity in undistributed earnings
of subsidiaries	10,262	10,321	9,502
Credit for income taxes	(510)	(502)	(601)

Income before equity in earnings
of subsidiaries	10,772	10,823	10,103

Equity in undistributed earnings of
subsidiaries	19,497	13,042	54,944

Net income	$30,269	$23,865	$65,047

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$30,269	$23,865	$65,047
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(19,497)	(13,042)	(54,944)
Depreciation	—	—	1
Compensation expense for stock option grants	486	461	337
Net realized gains on sale of fixed assets	—	—	(5)
Net realized losses on impairments of available-
for-sale securities	—	—	533
Net realized (gains) losses on other investments	—	(5)	9
Changes in
Prepaid expenses and other assets	—	8	(10)
Accounts payable and accrued expenses	(58)	75	(212)
Income taxes	2	1	611
Net cash provided by operating activities	11,202	11,363	11,367

Investing Activities
Investment in subsidiaries	(15,000)	—	(15,000)
Return of principal - other investments	61	—	10
Proceeds from sale of available-for-sale securities	—	158	—
Proceeds from sale of fixed assets	—	—	16
Purchase of held-to-maturity securities	(840)	—	—
Purchase of available-for-sale securities	—	—	(500)
Net cash provided by (used in) investing
activities	(15,779)	158	(15,474)

Financing Activities
Proceeds from issuance of SBLF preferred stock	57,943	—	—
Redemption of CPP preferred stock	(58,000)	—	—
Purchase of common stock warrant	(6,436)	—	—
Dividends paid	(12,237)	(12,567)	(12,376)
Stock options exercised	311	670	358
Net cash used in financing activities	(18,419)	(11,897)	(12,018)

Decrease in Cash	(22,996)	(376)	(16,125)

Cash, Beginning of Year	44,442	44,818	60,943

Cash, End of Year	$21,446	$44,442	$44,818

Additional Cash Payment Information
Interest paid	$563	$577	$937

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Note 28:	Preferred Stock and Common Stock Warrant

CPP Preferred Stock and Common Stock Warrant

On December 5, 2008, as part of the Troubled Asset Relief Program (TARP) Capital Purchase Program of the United States Department of the Treasury (Treasury), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with Treasury, pursuant to which the Company (i) sold to Treasury 58,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “CPP Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $58.0 million in cash and (ii) issued to Treasury a ten-year warrant (the “Warrant”) to purchase 909,091 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $9.57 per share.  As noted below under “SBLF Preferred Stock,” the Company redeemed all of the CPP Preferred Stock on August 18, 2011, in connection with the issuance of the SBLF Preferred Stock.  As noted below under “Repurchase of Common Stock Warrant,” the Company repurchased the Warrant on September 21, 2011.

The CPP Preferred Stock qualified as Tier 1 capital and paid cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum.

Under the CPP Purchase Agreement, the Company could not, without the consent of Treasury, (a) pay a cash dividend on the Company’s common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock or preferred stock, other than the CPP Preferred Stock or trust preferred securities.  In addition, under the terms of the CPP Preferred Stock, the Company could not pay dividends on its common stock unless it was current in its dividend payments on the CPP Preferred Stock.

The proceeds from the TARP Capital Purchase Program were allocated between the CPP Preferred Stock and the Warrant based on relative fair value, which resulted in an initial carrying value of $55.5 million for the CPP Preferred Shares and $2.5 million for the Warrant.  The resulting discount to the CPP Preferred Shares of $2.5 million was set up to accrete on a level-yield basis over five years ending December 2013 and was recognized as additional preferred stock dividends.  The fair value assigned to the CPP Preferred Shares was estimated using a discounted cash flow model.  The discount rate used in the model was based on yields on comparable publicly traded perpetual preferred stocks.  The fair value assigned to the warrant was based on a Black Scholes option-pricing model using several inputs, including risk-free rate, expected stock price volatility and expected dividend yield.

The CPP Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In accordance with the CPP Purchase Agreement, the Company subsequently registered the CPP Preferred Stock, the Warrant and the shares of Common Stock underlying the Warrant under the Securities Act.

SBLF Preferred Stock

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $57.9 million.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the SBLF Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of the 58,000 shares of CPP Preferred Stock, issued to the Treasury pursuant to the CPP, at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.  This redemption resulted in a one-time, non-cash write-off of the remaining $1.2 million discount to the CPP Preferred Stock that reduced earnings available to common shareholders during the year ended December 31, 2011.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holders of SBLF Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the SBLF Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock $(158,271,000).  The initial dividend rate through September 30, 2011, was 5%.  Based upon the increase in the Bank’s level of QSBL over the baseline level, the dividend rate for the fourth quarter of 2011 was 2.6%.  For the third through ninth calendar quarters after the closing, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum based on the level of qualifying loans.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.  In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25.0 million, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

Repurchase of Common Stock Warrant

On September 21, 2011, the Company completed the repurchase of the Warrant held by the Treasury that was issued as a part of its participation in the CPP.  The Warrant, which had a ten-year term, was issued on December 5, 2008, and entitled the Treasury to purchase 909,091 shares of Great Southern Bancorp, Inc. common stock at an exercise price of $9.57 per share.  The repurchase was completed for a price of $6.4 million, or $7.08 per warrant share, which was based on the fair market value of the warrant as agreed upon by the Company and the Treasury.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Note 29:	FDIC-Assisted Acquisition

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement, including a loss sharing agreement as described in Note 5, with the FDIC to purchase substantially all of the assets and assume substantially all of the deposits and other liabilities of Sun Security Bank, a full-service bank headquartered in Ellington, Missouri.  Established in 1970, Sun Security Bank operated 27 locations in 15 counties in central and southern Missouri.  The fair values of the assets acquired and liabilities assumed in the transaction were as follows:

October 7,
2011
(In Thousands)
Cash	$2,410
Due from banks	64,417
Cash and cash equivalents	66,827

Investment securities	45,347
Loans receivable, net of discount on loans purchased of $74,038	163,674
Foreclosed real estate	9,056
FDIC indemnification asset	67,384
Federal Home Loan Bank of Des Moines stock	2,978
Fixed assets	54
Accrued interest receivable	1,593
Core deposit intangible	2,453
Other assets	2,944
Total assets acquired	362,310

Liabilities
Demand and savings deposits	166,477
Time deposits	114,385
Total deposits	280,862

Advances from Federal Home Loan Bank of Des Moines	64,330
Accrued interest payable	248
Advances from borrowers for taxes and insurance	384
Total liabilities assumed	345,824

Gain recognized on business acquisition	$16,486

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Under the terms of the Purchase and Assumption Agreement, the FDIC agreed to transfer net assets to Great Southern at a discount of $55.0 million to compensate Great Southern for losses not covered by the loss sharing agreement and troubled asset management costs.  No premium was paid to the FDIC for the deposits, resulting in a net purchase discount of $55.0 million.  Details related to the transfer are as follows:

October 7,
2011
(In Thousands)

Net assets as determined by the FDIC	$11,443
Cash transferred by the FDIC	43,532
Net assets per Purchase and Assumption Agreement	54,975

Purchase accounting adjustments
Loans	(76,837)
Foreclosed real estate	(21,130)
FDIC indemnification asset	67,384
Deposits	(801)
Advances from Federal Home Loan Bank of Des Moines	(9,330)
Core deposit intangible	2,453
Other adjustments	(228)

Gain recognized on business acquisition	$16,486

The acquisition of the net assets of Sun Security Bank was determined to constitute a business acquisition in accordance with FASB ASC 805.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Therefore, assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition, after adjustment for expected loss recoveries under the loss sharing agreement which is described in Note 5.  Based upon the preliminary acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary bargain purchase gain of $16.5 million for the year ended December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2011, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 is set forth below.
Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.’s internal control over financial reporting as of    December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Great Southern Bancorp’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 9, 2012, expressed an unqualified opinion thereon.

/s/BKD, LLP

Springfield, Missouri
March 9, 2012

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	809,053	$23.391	367,340(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	809,053	$23.391	367,340
 _________________________
(1) Under the Company's 2003 Stock Option and Incentive Plan, all remaining shares could be issued to plan participants as restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as Part of This Report

	(1)	Financial Statements

The Consolidated Financial Statements and Independent Accountants’ Report are included in Item 8.

	(2)	Financial Statement Schedules

Inapplicable.

	(3)	List of Exhibits

Exhibits incorporated by reference below are incorporated by reference pursuant to Rule 12b-32.

	(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)
The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paola, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2010 is incorporated herein by reference as Exhibit 2(i).

(ii)
The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 11, 2010 is incorporated herein by reference as Exhibit 2(ii).

(iii)
The Purchase and Assumption Agreement, dated as of October 7, 2011, among Federal Deposit Insurance Corporation, Receiver of Sun Security Bank, Ellington, Missouri, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is incorporated herein by reference as Exhibit 2(iii).

	(3)	Articles of incorporation and Bylaws

(i)
The Registrant's Charter previously filed with the Commission as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 31, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(iA)
The Articles Supplementary to the Registrant's Charter setting forth the terms of the Registrant's Senior Non-Cumulative Perpetual Preferred Stock, Series A, previously filed with the Commission as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2011, are incorporated herein by reference as Exhibit 3(i).

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

The Registrant's 1997 Stock Option and Incentive Plan previously filed with the Commission (File no. 000-18082) as Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 18, 1997, for the fiscal, is incorporated herein by reference as Exhibit 10.1.

The Registrant's 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.

The employment agreement dated September 18, 2002 between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated herein by reference as Exhibit 10.3.

The employment agreement dated September 18, 2002 between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated herein by reference as Exhibit 10.4.

The form of incentive stock option agreement under the Registrant's 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.

The form of non-qualified stock option agreement under the Registrant's 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2012 is attached as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors is attached as Exhibit 10.8.

Small Business Lending Fund – Securities Purchase Agreement, dated August 18, 2011, between the Registrant and the Secretary of the United States Department of the Treasury, previously filed with the Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2011, is incorporated herein by reference as Exhibit 10.9.

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

The consent of BKD, LLP to the incorporation by reference into the Form S-3 (File nos. 333-159840 and 333-176871) and Form S-8s (File nos. 333-104930 and 333-106190) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 9, 2012	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2012

/s/ William V. Turner William V. Turner	Chairman of the Board	March 9, 2012

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/s/ William E. Barclay William E. Barclay	Director	March 9, 2012

/s/ Larry D. Frazier Larry D. Frazier	Director	March 9, 2012

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 9, 2012

/s/ Julie T. Brown Julie T. Brown	Director	March 9, 2012

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 9, 2012

/s/ Grant Q. Haden Grant Q. Haden	Director	March 9, 2012

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS
Exhibit No.	Document

10.7	Description of Salary and Bonus Arrangements for Named Executive Officers for 2012
10.8	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act