Form 10-Q
period 2012-03-31
GREAT SOUTHERN BANCORP INC
filed 2012-05-10
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2012

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,499,498 shares of common stock, par value $.01, outstanding at May 8, 2012.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
Cash	$85,229	$87,911
Interest-bearing deposits in other financial institutions	374,844	248,569
Federal funds sold	337	43,769
Cash and cash equivalents	460,410	380,249
Available-for-sale securities	874,273	875,411
Held-to-maturity securities (fair value $2,043 – March 2012;
$2,101 - December 2011)	1,865	1,865
Mortgage loans held for sale	19,121	28,920
Loans receivable, net of allowance for loan losses of
$41,532 – March 2012; $41,232 - December 2011	2,119,054	2,124,161
FDIC indemnification asset	84,087	108,004
Interest receivable	12,828	13,848
Prepaid expenses and other assets	106,007	85,175
Foreclosed assets held for sale, net	69,244	67,621
Premises and equipment, net	92,918	84,192
Goodwill and other intangible assets	6,633	6,929
Investment in Federal Home Loan Bank stock	11,965	12,088
Current and deferred income tax asset	--	1,549
Total Assets	$3,858,405	$3,790,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,078,066	$2,963,539
Federal Home Loan Bank advances	147,102	184,437
Securities sold under reverse repurchase agreements with customers	199,594	216,737
Short-term borrowings	522	660
Structured repurchase agreements	53,077	53,090
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	2,014	2,277
Advances from borrowers for taxes and insurance	2,460	1,572
Accounts payable and accrued expenses	12,721	12,184
Current and deferred income tax liability	297	--
Total Liabilities	3,526,782	3,465,425
Stockholders' Equity:
Capital stock
Serial preferred stock – SBLF, $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2012 and December 2011 - 57,943	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2012 – 13,498,873 shares;
December 2011 - 13,479,856 shares	134	134
Additional paid-in capital	17,391	17,183
Retained earnings	242,080	236,914
Accumulated other comprehensive gain	14,075	12,413
Total Stockholders' Equity	331,623	324,587
Total Liabilities and Stockholders' Equity	$3,858,405	$3,790,012
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2012	2011
INTEREST INCOME	(Unaudited)
Loans	$37,897	$42,084
Investment securities and other	6,780	6,956
TOTAL INTEREST INCOME	44,677	49,040
INTEREST EXPENSE
Deposits	5,784	7,486
Federal Home Loan Bank advances	1,274	1,297
Short-term borrowings and repurchase agreements	687	756
Subordinated debentures issued to capital trusts	159	140
TOTAL INTEREST EXPENSE	7,904	9,679
NET INTEREST INCOME	36,773	39,361
PROVISION FOR LOAN LOSSES	10,077	8,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,696	31,161

NON-INTEREST INCOME
Commissions	2,626	2,437
Service charges and ATM fees	4,492	4,063
Net realized gains on sales of loans	1,150	907
Net realized gains on sales and impairments of available-for-sale securities	28	--
Late charges and fees on loans	173	122
Net change in interest rate swap fair value	96	--
Accretion (amortization) of income related to business acquisitions	(1,748)	(9,754)
Other income	1,648	453
TOTAL NON-INTEREST INCOME	8,465	(1,772)

NON-INTEREST EXPENSE
Salaries and employee benefits	13,879	11,573
Net occupancy and equipment expense	4,959	3,690
Postage	827	755
Insurance	1,123	1,446
Advertising	369	275
Office supplies and printing	397	278
Telephone	767	625
Legal, audit and other professional fees	869	762
Expense on foreclosed assets	439	429
Other operating expenses	3,180	1,776
TOTAL NON-INTEREST EXPENSE	26,809	21,609

INCOME BEFORE INCOME TAXES	8,352	7,780

PROVISION FOR INCOME TAXES	855	1,887

NET INCOME	7,497	5,893
Preferred stock dividends and discount accretion	144	845
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,353	$5,048
BASIC EARNINGS PER COMMON SHARE	$0.54	$0.38
DILUTED EARNINGS PER COMMON SHARE	$0.54	$0.36
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2012	2011

Net Income	$7,497	$5,893

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $939 and $(949), for 2012 and 2011, respectively	1,744	(1,763)

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $(34) and $47, for
2012 and 2011, respectively	(64)	87

Less reclassification adjustment for losses included in net income,
net of taxes (credit) of $(10) and $0 for 2012 and 2011, respectively	(18)	--

Comprehensive Income	$9,159	$4,217

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	THREE MONTHS ENDED MARCH 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,497	$5,893
Proceeds from sales of loans held for sale	59,587	52,100
Originations of loans held for sale	(50,684)	(36,831)
Items not requiring (providing) cash:
Depreciation	1,596	1,206
Amortization of other assets	1,461	561
Compensation expense for stock option grants	111	119
Provision for loan losses	10,077	8,200
Net gains on loan sales	(1,150)	(907)
Net gains on sale or impairment of available-for-sale investment securities	(28)	--
Net losses on sale of premises and equipment	189	168
(Gain) loss on sale of foreclosed assets	(1,013)	266
Amortization (accretion) of deferred income, premiums, discounts
and fair value adjustments	(3,591)	9,510
(Gain) loss on derivative interest rate products	(96)	--
Deferred income taxes	(195)	(4,245)
Changes in:
Interest receivable	1,020	961
Prepaid expenses and other assets	18,237	4,988
Accounts payable and accrued expenses	216	(1,207)
Income taxes refundable/payable	1,146	4,947
Net cash provided by operating activities	44,380	45,729
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(16,929)	(27,545)
Purchase of loans	(12,107)	--
Purchase of additional business units	--	(2)
Purchase of premises and equipment	(10,519)	(3,537)
Proceeds from sale of premises and equipment	8	86
Proceeds from sale of foreclosed assets	9,352	4,635
Capitalized costs on foreclosed assets	(101)	(164)
Proceeds from sales of available-for-sale investment securities	1,224	--
Proceeds from maturing held-to-maturity investment securities	--	1,202
Proceeds from called investment securities	5,810	6,645
Principal reductions on mortgage-backed securities	30,355	32,999
Purchase of available-for-sale securities	(34,826)	(112,823)
Redemption of Federal Home Loan Bank stock	123	48
Net cash used in investing activities	(27,610)	(98,456)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	32,332	19,967
Net increase in checking and savings deposits	82,483	60,188
Repayments of Federal Home Loan Bank advances	(32,573)	(1,059)
Net increase (decrease) in short-term borrowings and structured repo	(17,281)	8,922
Advances from borrowers for taxes and insurance	888	177
Dividends paid	(2,799)	(3,146)
Stock options exercised	341	4
Net cash provided by financing activities	63,391	85,053
INCREASE IN CASH AND CASH EQUIVALENTS	80,161	32,326
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	380,249	429,971
CASH AND CASH EQUIVALENTS, END OF PERIOD	$460,410	462,297
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2011, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior periodsamounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2011 filed with the Securities and Exchange Commission.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12 to amend FASB ASC Topic 220, Comprehensive Income.  The Update defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05.  The Update was effective for the Company January 1, 2012, and did not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 to amend FASB ASC Topic 350, Intangibles – Goodwill and Other:  Testing Goodwill for Impairment.  The purpose of the Update is to simplify how entities test goodwill for impairment.  The amendments allows entities the option of considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this consideration are then used to determine whether the two-step goodwill impairment test described in Topic 350 must be performed.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The Update was effective for the Company January 1, 2012.  While early adoption was permitted, the Company did not choose to do so.  The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 to amend FASB ASC Topic 220, Comprehensive Income:  Presentation of Comprehensive Income.  The purpose of the Update is to improve the comparability, consistency and transparency of financial reporting related to other comprehensive income.  It eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  Instead, the components of other comprehensive income must either be presented with net income in a single continuous statement of comprehensive income or as a separate but consecutive statement following the statement of income.  The Update was effective for the Company January 1, 2012, on a retrospective basis for interim and annual reporting periods.   The new required disclosures are included in the Consolidated Statements of Comprehensive Income, which follow the Consolidated Statements of Income.

In May 2011, the FASB issued ASU No. 2011-04 to amend FASB ASC Topic 820, Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  The Update amends the GAAP requirements for measuring fair value and for disclosures about fair value measurements to improve consistency between GAAP and IFRSs by changing some of the wording used to describe the requirements, clarifying the intended application of certain requirements and changing certain principles.  The Update was effective for the Company January 1, 2012, on a prospective basis for interim and annual reporting periods, and did not have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03 to amend FASB ASC Topic 860, Transfers and Servicing.  ASC 860 outlines when the transfer of financial assets under a repurchase agreement may or may not be accounted for as a sale.  Whether the transferring entity maintains effective control over the transferred financial assets provides the basis for such a determination.  The previous requirement that the transferor must have the ability to repurchase or redeem the financial assets before the maturity of the agreement is removed from the assessment of effective control by this Update.  The Update was effective for the Company January 1, 2012, on a prospective basis for interim and annual reporting periods, and did not have a material impact on the Company’s financial position or results of operations.

NOTE 4: STOCKHOLDERS' EQUITY

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

NOTE 5: EARNINGS PER SHARE

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,491	13,454
Net income available to common shareholders	$7,353	$5,048
Per share amount	$0.54	$0.38

Diluted:
Average shares outstanding	13,491	13,454
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	62	569
Diluted shares	13,553	14,023
Net income available to common shareholders	$7,353	$5,048
Per share amount	$0.54	$0.36

Options to purchase 465,067 and 498,535 shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise prices were greater than the average market prices of the common shares for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6: INVESTMENT SECURITIES

	March 31, 2012
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$21	$—	$20,021	1.12%
Collateralized mortgage obligations	5,187	230	332	5,085	5.24
Mortgage-backed securities	633,867	14,314	277	647,904	3.01
Small Business Administration
loan pools	53,618	1,221	—	54,839	1.78
States and political subdivisions	138,668	5,995	858	143,805	5.69
Corporate bonds	49	246	—	295	47.36
Equity securities	1,230	1,094	—	2,324	—
	$852,619	$23,121	$1,467	$874,273	3.34%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,865	$178	$—	$2,043	4.40%

	December 31, 2011
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$60	$—	$20,060	1.12%
Collateralized mortgage obligations	5,220	—	380	4,840	5.53
Mortgage-backed securities	628,729	13,728	802	641,655	3.12
Small Business Administration
loan pools	55,422	1,070	—	56,492	1.68
States and political subdivisions	145,663	5,478	903	150,238	5.72
Corporate bonds	50	245	—	295	39.65
Equity securities	1,230	601	—	1,831	—
	$856,314	$21,182	$2,085	$875,411	3.44%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,865	$236	$—	$2,101	4.39%

The amortized cost and fair value of available-for-sale securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$1,209	$1,208
After one through five years	1,445	1,465
After five through ten years	12,151	12,545
After ten years	197,530	203,742
Securities not due on a single maturity date	639,054	652,989
Equity securities	1,230	2,324

	$852,619	$874,273

The held-to-maturity securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$840	$840
After five through ten years	1,025	1,203

	$1,865	$2,043

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2012 and December 31, 2011, respectively, was approximately $150.1 million and $172.6 million, which is approximately 17.1% and 19.7% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at March 31, 2012.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$1,094	$(332)	$1,094	$(332)
Mortgage-backed securities	74,622	(163)	46,839	(114)	121,461	(277)
States and political
subdivisions	23,345	(313)	4,205	(545)	27,550	(858)
	$97,967	$(476)	$52,138	$(991)	$150,105	$(1,467)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$3,760	$(110)	$1,460	$(270)	$5,220	$(380)
Mortgage-backed securities	61,720	(365)	91,824	(437)	153,544	(802)
States and political
subdivisions	6,436	(44)	7,381	(859)	13,817	(903)
	$71,916	$(519)	$100,665	$(1,566)	$172,581	$(2,085)

Gross gains of $28,000 and $0 and gross losses of $0 and $0 resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2012 and 2011, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three months ended March 31, 2012 and 2011, no securities were determined to have impairment that was other-than-temporary.

Credit Losses Recognized on Investments.  Certain debt securities have experienced fair value deterioration due to credit losses.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2012	$3,598
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to sales	—

March 31, 2012	$3,598

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2011	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Reductions due to sales	—

March 31, 2011	$2,983

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
	2012	2011
	(In Thousands)

One- to four-family residential construction	$23,958	$23,976
Subdivision construction	54,550	61,140
Land development	69,707	68,771
Commercial construction	117,341	119,589
Owner occupied one- to four-family residential	92,636	91,994
Non-owner occupied one- to four-family residential	146,482	145,781
Commercial real estate	655,402	639,857
Other residential	270,831	243,742
Commercial business	221,926	236,384
Industrial revenue bonds	58,972	59,750
Consumer auto	62,266	59,368
Consumer other	79,330	77,540
Home equity lines of credit	46,362	47,114
FDIC-supported loans, net of discounts (TeamBank)	110,799	128,875
FDIC-supported loans, net of discounts (Vantus Bank)	114,104	123,036
FDIC-supported loans, net of discounts (Sun Security Bank)	128,157	144,626
	2,252,823	2,271,543
Undisbursed portion of loans in process	(89,483)	(103,424)
Allowance for loan losses	(41,532)	(41,232)
Deferred loan fees and gains, net	(2,754)	(2,726)
	$2,119,054	$2,124,161

Weighted average interest rate	5.81%	5.86%

Classes of loans by aging were as follows:

	March 31, 2012
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$3,231	$3,231	$20,727	$23,958	$—
Subdivision construction	197	95	4,844	5,136	49,414	54,550	197
Land development	127	—	1,634	1,761	67,946	69,707	—
Commercial construction	—	—	1,062	1,062	116,279	117,341	—
Owner occupied one- to four-
family residential	1,209	866	2,478	4,553	88,083	92,636	323
Non-owner occupied one- to
four-family residential	—	41	1,212	1,253	145,229	146,482	—
Commercial real estate	2,641	1,300	6,244	10,185	645,217	655,402	—
Other residential	638	—	—	638	270,193	270,831	—
Commercial business	110	—	735	845	221,081	221,926	—
Industrial revenue bonds	—	—	2,110	2,110	56,862	58,972	—
Consumer auto	261	27	159	447	61,819	62,266	11
Consumer other	653	597	508	1,758	77,572	79,330	158
Home equity lines of credit	—	—	142	142	46,220	46,362	—
FDIC-supported loans, net of
discounts (TeamBank)	279	79	22,019	22,377	88,422	110,799	—
FDIC-supported loans, net of
discounts (Vantus Bank)	574	1,209	8,097	9,880	104,224	114,104	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	2,807	893	112	3,812	124,345	128,157	—
	9,496	5,107	54,587	69,190	2,183,633	2,252,823	689
Less FDIC-supported loans,
net of discounts	3,660	2,181	30,228	36,069	316,991	353,060	—

Total	$5,836	$2,926	$24,359	$33,121	$1,866,642	$1,899,763	$689

	December 31, 2011
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$2,082	$342	$186	$2,610	$21,366	$23,976	$—
Subdivision construction	4,014	388	6,661	11,063	50,077	61,140	—
Land development	—	4	2,655	2,659	66,112	68,771	—
Commercial construction	—	—	—	—	119,589	119,589	—
Owner occupied one- to four-
family residential	833	—	3,888	4,721	87,273	91,994	40
Non-owner occupied one- to
four-family residential	117	—	3,425	3,542	142,239	145,781	—
Commercial real estate	6,323	535	6,204	13,062	626,795	639,857	—
Other residential	—	—	—	—	243,742	243,742	—
Commercial business	426	10	1,362	1,798	234,586	236,384	—
Industrial revenue bonds	—	—	2,110	2,110	57,640	59,750	—
Consumer auto	455	56	117	628	58,740	59,368	10
Consumer other	1,508	641	715	2,864	74,676	77,540	356
Home equity lines of credit	45	29	174	248	46,866	47,114	—
FDIC-supported loans, net of
discounts (TeamBank)	2,422	862	19,215	22,499	106,376	128,875	—
FDIC-supported loans, net of
discounts (Vantus Bank)	562	57	5,999	6,618	116,418	123,036	5
FDIC-supported loans,
net of discounts
(Sun Security Bank)	5,628	6,851	40,299	52,778	91,848	144,626	150
	24,415	9,775	93,010	127,200	2,144,343	2,271,543	561
Less FDIC-supported loans,
net of discounts	8,612	7,770	65,513	81,895	314,642	396,537	155

Total	$15,803	$2,005	$27,497	$45,305	$1,829,701	$1,875,006	$406

Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2012	2011
	(In Thousands)

One- to four-family residential construction	$3,231	$186
Subdivision construction	4,647	6,661
Land development	1,634	2,655
Commercial construction	1,062	—
Owner occupied one- to four-family residential	2,155	3,848
Non-owner occupied one- to four-family residential	1,212	3,425
Commercial real estate	6,244	6,204
Other residential	—	—
Commercial business	735	1,362
Industrial revenue bonds	2,110	2,110
Consumer auto	148	107
Consumer other	350	359
Home equity lines of credit	142	174

Total	23,670	27,091

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011, respectively.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2012 and 2011:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2012	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232
Provision charged to expense	(1,703)	933	6,124	4,609	567	(453)	10,077
Losses charged off	(360)	—	(4,410)	(4,460)	(542)	(234)	(10,006)
Recoveries	52	2	5	24	60	86	229
Balance March 31, 2012	$9,413	$4,023	$20,109	$3,155	$3,059	$1,773	$41,532

Balance January 1, 2011	$11,483	$3,866	$14,336	$5,852	$3,281	$2,669	$41,487
Provision charged to expense	3,238	893	3,212	797	(30)	90	8,200
Losses charged off	(3,201)	(962)	(1,743)	(1,418)	(792)	(890)	(9,006)
Recoveries	26	1	2	4	551	569	1,153
Balance March 31, 2011	$11,546	$3,798	$15,807	$5,235	$3,010	$2,438	$41,834

Ending balance:
Individually evaluated for
impairment	$3,168	$1,182	$4,796	$968	$795	$37	$10,946
Collectively evaluated for
impairment	$6,233	$2,841	$15,288	$2,187	$2,258	$1,734	$30,541
Loans acquired and
accounted for under ASC
310-30	$12	$—	$25	$—	$6	$2	$45

Loans
Individually evaluated for
impairment	$43,259	$39,160	$103,419	$21,951	$10,134	$993	$218,916
Collectively evaluated for
impairment	$274,367	$231,672	$610,954	$165,097	$211,792	$186,965	$1,680,847
Loans acquired and
accounted for under ASC
310-30	$118,416	$28,546	$143,232	$8,256	$21,913	$32,696	$353,059

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

The portfolio segments used in the preceding two tables correspond to the loan classes used in all other tables in Note 7 as follows:

•
The one-to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes

•	The other residential and construction segment corresponds to the other residential class
•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes
•	The commercial construction segment includes the land development and commercial construction classes
•	The commercial business segment corresponds to the commercial business class
•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

  Impaired loans are summarized as follows:

	March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)

One- to four-family residential construction	$936	$985	$2	$915	$11
Subdivision construction	15,837	20,350	1,287	17,281	180
Land development	9,193	9,292	968	7,826	92
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	4,866	5,492	615	5,224	47
Non-owner occupied one- to four-family residential	10,486	11,028	1,264	10,595	161
Commercial real estate	50,632	55,346	4,674	51,344	536
Other residential	12,080	12,080	1,182	12,086	118
Commercial business	4,155	5,184	795	4,748	76
Industrial revenue bonds	3,508	3,588	122	2,576	—
Consumer auto	189	210	2	176	4
Consumer other	575	764	23	619	22
Home equity lines of credit	153	165	12	163	3

Total	$112,610	$124,484	$10,946	$113,553	$1,250

	December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
One- to four-family residential construction	$873	$917	$12	$1,939	$39
Subdivision construction	12,999	14,730	2,953	10,154	282
Land development	7,150	7,317	594	9,983	379
Commercial construction	—	—	—	308	—
Owner occupied one- to four-family residential	5,481	6,105	776	4,748	76
Non-owner occupied one- to four-family residential	11,259	11,768	1,249	9,658	425
Commercial real estate	49,961	55,233	3,562	34,403	1,616
Other residential	12,102	12,102	89	9,475	454
Commercial business	4,679	5,483	736	4,173	125
Industrial revenue bonds	2,110	2,190	22	2,137	—
Consumer auto	147	168	3	192	6
Consumer other	579	680	22	544	10
Home equity lines of credit	174	184	12	227	1

Total	$107,514	$116,877	$10,030	$87,941	$3,413

At March 31, 2012 and December 31, 2011, all impaired loans had specific valuation allowances.

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

At March 31, 2012, the Company had $8.4 million of construction loans, $18.6 million of single family and multi-family residential mortgage loans, $32.0 million of commercial real estate loans, $3.0 million of commercial business loans and $146,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $50.5 million were accruing interest at March 31, 2012.  During the previous 12 months, three non-owner occupied residential mortgage loans totaling $165,000 and two commercial real estate loans totaling $1.6 million were modified as troubled debt restructurings and had payment defaults subsequent to the modifications.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored in to the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible. At December 31, 2011, the Company had $9.0 million of construction loans, $17.0 million of residential mortgage loans, $31.3 million of commercial real estate loans, $671,000 of commercial business loans and $156,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $53.7 million were accruing interest at December 31, 2011.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention” and “Substandard.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at March 31, 2012 and December 31, 2011, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	March 31, 2012
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$22,691	$1,267	$—	$—	$23,958
Subdivision construction	35,066	5,409	—	14,075	54,550
Land development	47,756	13,377	245	8,329	69,707
Commercial construction	117,341	—	—	—	117,341
Owner occupied one- to four-family
residential	87,767	902	—	3,967	92,636
Non-owner occupied one- to four-family
residential	128,844	6,054	247	11,337	146,482
Commercial real estate	559,424	56,059	13,368	26,551	655,402
Other residential	231,671	26,875	—	12,285	270,831
Commercial business	211,792	5,268	628	4,238	221,926
Industrial revenue bonds	51,530	3,934	—	3,508	58,972
Consumer auto	62,079	1	—	186	62,266
Consumer other	78,678	20	97	535	79,330
Home equity lines of credit	46,209	—	—	153	46,362
FDIC-supported loans, net of discounts
(TeamBank)	110,799	—	—	—	110,799
FDIC-supported loans, net of discounts
(Vantus Bank)	114,104	—	—	—	114,104
FDIC-supported loans, net of discounts
(Sun Security Bank)	128,157	—	—	—	128,157

Total	$2,033,908	$119,166	$14,585	$85,164	$2,252,823

	December 31, 2011
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$21,436	$2,354	$—	$186	$23,976
Subdivision construction	45,754	2,701	—	12,685	61,140
Land development	41,179	20,902	245	6,445	68,771
Commercial construction	119,589	—	—	—	119,589
Owner occupied one- to four-family
residential	86,725	1,018	—	4,251	91,994
Non-owner occupied one- to four-family
residential	129,458	5,232	249	10,842	145,781
Commercial real estate	542,712	51,757	13,384	32,004	639,857
Other residential	222,940	13,262	—	7,540	243,742
Commercial business	225,664	5,403	638	4,679	236,384
Industrial revenue bonds	57,640	—	—	2,110	59,750
Consumer auto	59,237	—	—	131	59,368
Consumer other	77,006	—	—	534	77,540
Home equity lines of credit	46,940	—	—	174	47,114
FDIC-supported loans, net of discounts
(TeamBank)	128,875	—	—	—	128,875
FDIC-supported loans, net of discounts
(Vantus Bank)	123,036	—	—	—	123,036
FDIC-supported loans, net of discounts
(Sun Security Bank)	144,626	—	—	—	144,626
Total	$2,072,817	$102,629	$14,516	$81,581	$2,271,543

NOTE 8: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank at least 80% protection against losses. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2012 and 2011 was $427,000 and $748,000, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank at least 80%  protection against losses. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2012 and 2011 was $158,000 and $276,000, respectively.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.  A detailed discussion of this transaction is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, under the section titled “Item 8. Financial Statements and Supplementary Information.”

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The Bank recorded the fair value of the acquired loans at their estimated fair value on the acquisition date.  The Company’s estimates of its cash flows to be collected regarding the Sun Security assets has not materially changed.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2012 was $282,000.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2012, increases in expected cash flows related to the TeamBank and Vantus Bank acquired loan portfolios resulted in adjustments of $1.2 million to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three months ended March 31, 2011, similar such adjustments totaling $3.4 million were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three months ended March 31, 2012, this resulted in a corresponding adjustment of $920,000 to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended
	March 31, 2012		March 31, 2011
	(In Thousands, Except Per Share Data
	and Basis Points Data)
Impact on net interest income/
net interest margin (in basis points)	$6,163	72 bps	$12,667	162 bps
Non-interest income	(4,531)		(11,262)
Net impact to pre-tax income	$1,632		$1,405
Net impact net of taxes	$1,061		$913
Impact to diluted earnings per common share	$0.08		$0.07

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $13.2 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(11.1) million.  Of the remaining adjustments, we expect to recognize $7.9 million of interest income and $(6.7) million of non-interest income (expense) in the remainder of 2012.  Additional adjustments may be recorded in future periods as the Company continues to estimate expected cash flows from the acquired loan pools.

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

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at March 31, 2012 and December 31, 2011. Gross loan balances (due from the borrower) were reduced approximately $301.5 million since the transaction date because of $177.2 million of repayments from borrowers, $50.4 million in transfers to foreclosed assets and $73.9 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$134,297	$18,143
Non-credit premium/(discount), net of activity since acquisition date	(936)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,361)	—
Original estimated fair value of assets, net of activity since
acquisition date	(110,799)	(12,643)

Expected loss remaining	18,201	5,500
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	14,609	4,404
Indemnification asset to be amortized resulting from
change in expected losses	4,048	—
Accretable discount on FDIC indemnification asset	(2,133)	—
FDIC indemnification asset	$16,524	$4,404

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$164,284	$16,225
Non-credit premium/(discount), net of activity since acquisition date	(1,363)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(6,093)	—
Original estimated fair value of assets, net of activity since
acquisition date	(128,875)	(10,342)

Expected loss remaining	27,953	5,883
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	22,404	4,712
Indemnification asset to be amortized resulting from
change in expected losses	5,726	—
Accretable discount on FDIC indemnification asset	(2,719)	—
FDIC indemnification asset	$25,411	$4,712

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at March 31, 2012 and December 31, 2011. Gross loan balances (due from the borrower) were reduced approximately $195.6 million since the transaction date because of $158.2 million of repayments from borrowers, $12.2 million in transfers to foreclosed assets and $25.2 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$135,970	$5,151
Non-credit premium/(discount), net of activity since acquisition date	(345)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(8,851)	—
Original estimated fair value of assets, net of activity since
acquisition date	(114,104)	(3,956)

Expected loss remaining	12,670	1,195
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	10,136	956
Indemnification asset to be amortized resulting from
change in expected losses	7,080	—
Accretable discount on FDIC indemnification asset	(1,601)	—
FDIC indemnification asset	$15,615	$956

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,215	$3,410
Non-credit premium/(discount), net of activity since acquisition date	(503)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(11,267)	—
Original estimated fair value of assets, net of activity since
acquisition date	(123,036)	(2,069)

Expected loss remaining	14,409	1,341
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	11,526	1,073
Indemnification asset to be amortized resulting from
change in expected losses	9,014	—
Accretable discount on FDIC indemnification asset	(1,946)	—
FDIC indemnification asset	$18,594	$1,073

Sun Security Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at March 31, 2012 and December 31, 2011.  At March 31, 2012, the Company concluded that the assumptions utilized to determine the preliminary fair value of loans, foreclosed assets and the FDIC indemnification asset had not materially changed.  Expected cash flows and the present value of future cash flows related to these assets also did not materially change since the analysis performed at acquisition on October 7, 2011.  Gross loan balances (due from the borrower) were reduced approximately $49.1 million since the transaction date because of $34.6 million of repayments by the borrower, $6.1 million in transfers to foreclosed assets and $8.4 million of charge-downs to customer loan balances.

	March 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$191,398	$12,429
Non-credit premium/(discount), net of activity since acquisition date	(2,379)	—
Original estimated fair value of assets, net of activity since
acquisition date	(128,157)	(7,184)

Expected loss remaining	60,862	5,245
Assumed loss sharing recovery percentage	79%	80%

Estimated loss sharing value	47,868	4,196
Accretable discount on FDIC indemnification asset	(4,716)	(761)
FDIC indemnification asset	$43,152	$3,435

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$217,549	$20,964
Non-credit premium/(discount), net of activity since acquisition date	(2,658)	—
Original estimated fair value of assets, net of activity since
acquisition date	(144,626)	(8,338)

Expected loss remaining	70,265	12,626
Assumed loss sharing recovery percentage	79%	80%

Estimated loss sharing value	55,382	10,101
Accretable discount on FDIC indemnification asset	(5,457)	(1,811)
FDIC indemnification asset	$49,925	$8,290

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2012 and 2011:

			Sun Security
	TeamBank	Vantus Bank	Bank
	(In Thousands)

Balance, January 1, 2011	$36,765	$35,796	$—
Accretion	(10,669)	(8,146)	—
Reclassification from nonaccretable difference(1)	1,191	4,232	—
Balance, March 31, 2011	$27,287	$31,882	$—

Balance January 1, 2012	$14,662	$21,967	$12,769
Accretion	(4,470)	(5,215)	(2,452)
Reclassification from nonaccretable difference(1)	4,322	2,950	—

Balance, March 31, 2012	$14,514	$19,702	$10,317

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank and Vantus Bank for the three months ended March 31, 2012, totaling $400,000 and $750,000, respectively, and for the three months ended March 31, 2011, totaling $391,000 and $1.6 million, respectively.

NOTE 9: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	March 31,	December 31,
	2012	2011
	(In Thousands)
One-to four-family construction	$1,306	$1,630
Subdivision construction	15,140	15,573
Land development	13,722	13,634
Commercial construction	2,747	2,747
One-to four-family residential	1,518	1,849
Other residential	7,853	7,853
Commercial real estate	2,161	2,290
Commercial business	116	85
Consumer	899	1,211
	45,462	46,872
FDIC-supported foreclosed assets, net of discounts	23,782	20,749
	$69,244	$67,621

Expenses applicable to foreclosed assets included the following:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Net gain on sales of foreclosed assets	$(531)	$(317)
Valuation write-downs	269	—
Operating expenses, net of rental income	701	746

	$439	$429

NOTE 10: DEPOSITS

	March 31,	December 31,
	2012	2011
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$1,136,223	$1,060,841
2.00% - 2.99%	119,991	158,696
3.00% - 3.99%	15,548	17,228
4.00% - 4.99%	25,447	26,526
5.00% and above	3,834	5,708
Total time deposits (1.15% - 1.29%)	1,301,043	1,268,999
Non-interest-bearing demand deposits	347,916	330,813
Interest-bearing demand and savings deposits (0.55% - 0.61%)	1,429,107	1,363,727
Total Deposits	$3,078,066	$2,963,539

NOTE 11: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(6.6)	(7.3)
Tax credits	(17.4)	(5.8)
State taxes	0.8	1.7
Other	(1.6)	0.7

	10.2%	24.3%

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

●
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

●
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

●
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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at March 31, 2012 and December 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended March 31,2012.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities available for sale include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at March 31, 2012 or December 31, 2011.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Interest Rate Swaps.  Interest rate swaps are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent valuation service, and are based on prevailing observable market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions (which may include assumptions and estimates that are not readily observable in the marketplace).  Included in the fair values are credit valuation adjustments which represent the consideration of credit risk (credit standing) of the counterparties to the transaction and the effect of any credit enhancements related to the transaction.  Certain inputs to the credit valuation models may be based on assumptions and best estimates that are not readily observable in the marketplace.
		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2012
U.S. government agencies	$20,021	$—	$20,021	$—
Collateralized mortgage obligations	5,085	—	5,085	—
Mortgage-backed securities	647,904	—	647,904	—
Small Business Administration loan pools	54,839	—	54,839	—
Corporate bonds	295	—	295	—
States and political subdivisions	143,805	—	143,805	—
Equity securities	2,324	593	1,731	—
Mortgage servicing rights	236	—	—	236
Interest rate swap asset	490	—	—	490
Interest rate swap liability	(403)	—	—	(403)

December 31, 2011
U.S. government agencies	$20,060	$—	$20,060	$—
Collateralized mortgage obligations	4,840	—	4,840	—
Mortgage-backed securities	641,655	—	641,655	—
Small Business Administration loan pools	56,492	—	56,492	—
Corporate bonds	150,238	—	150,238	—
States and political subdivisions	295	—	295	—
Equity securities	1,831	387	1,444	—
Mortgage servicing rights	292	—	—	292
Interest rate swap asset	111	—	—	111
Interest rate swap liability	(121)	—	—	(121)

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2011 to March 31, 2012, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2012	2011
	(In Thousands)

Balance, January 1	$292	$637
Additions	14	8
Amortization	(70)	(103)
Balance, March 31	$236	$542

	Interest Rate Swap Asset
	2012	2011
	(In Thousands)

Balance, January 1	$111	$—
Change in fair value through earnings	379	—
Balance, March 31	$490	$—

	Interest Rate Swap Liability
	2012	2011
	(In Thousands)

Balance, January 1	$121	$—
Change in fair value through earnings	282	—
Balance, March 31	$403	$—

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2012 and December 31, 2011, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2012 or the year ended December 31, 2011, are shown in the table below (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below were re-measured during the three months ended March 31, 2012 or the year ended December 31, 2011, subsequent to their initial transfer to foreclosed assets.

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2012
Impaired loans	$72,820	$—	$—	$72,820
Foreclosed assets held for sale	684	—	—	684

December 31, 2011
Impaired loans	$36,981	$—	$—	$36,981
Foreclosed assets held for sale	14,042	—	—	14,042

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet at amounts other than fair value:

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Loans and Interest Receivable.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local and economic market conditions.  Loans with similar characteristics are aggregated for purposes of the calculations.  The carrying amount of accrued interest receivable approximates its fair value, and is determined using the interest rate, balance and last payment date.

Deposits and Accrued Interest Payable.  The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts. Interest rates in these types of deposits are regularly adjusted to market rates.  The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered by the Bank and its competitors for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value, and is determined using the interest rate, balance and last payment date.

Federal Home Loan Bank Advances.  Rates offered by the FHLB currently available to the Company for advances with similar terms and remaining maturities are used to estimate fair value of existing advances by discounting the future cash flows.

Short-Term Borrowings.  The carrying amount approximates fair value.

Subordinated Debentures Issued to Capital Trusts.  The subordinated debentures have floating rates that reset quarterly.  The Company can redeem these instruments at par on a quarterly basis beginning in February 2012 (with respect to $25.8 million of the subordinated debentures) and October 2012 (with respect to $5.2 million of the subordinated debentures), respectively.  The carrying amount of these debentures approximates their fair value.

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

	March 31, 2012
	Carrying	Fair	Heirarchy
	Amount	Value	Level
	(In Thousands)
Financial assets
Cash and cash equivalents	$460,410	$460,410	1
Held-to-maturity securities	1,865	2,043	2
Mortgage loans held for sale	19,121	19,121	2
Loans, net of allowance for loan losses	2,119,054	2,122,121	3
Accrued interest receivable	12,828	12,828	3
Investment in FHLB stock	11,965	11,965	3

Financial liabilities
Deposits	3,078,066	3,082,871	3
FHLB advances	147,102	151,742	3
Short-term borrowings	200,116	200,116	3
Structured repurchase agreements	53,077	61,607	3
Subordinated debentures	30,929	30,929	3
Accrued interest payable	2,014	2,014	3
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	—	—	3
Letters of credit	66	66	3
Lines of credit	—	—	3

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$380,249	$380,249
Held-to-maturity securities	1,865	2,101
Mortgage loans held for sale	28,920	28,920
Loans, net of allowance for loan losses	2,124,161	2,124,032
Accrued interest receivable	13,848	13,848
Investment in FHLB stock	12,088	12,088

Financial liabilities
Deposits	2,963,539	2,966,874
FHLB advances	184,437	189,793
Short-term borrowings	217,397	217,397
Structured repurchase agreements	53,090	60,471
Subordinated debentures	30,929	30,929
Accrued interest payable	2,277	2,277
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	—	—
Letters of credit	84	84
Lines of credit	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at March 31, 2012 and December 31, 2011.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at March 31, 2012 and December 31, 2011, the carrying value was $20.9 million and $30.1 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at March 31, 2012 and December 31, 2011, the carrying value of the FDIC indemnification asset was $16.6 million and $19.7 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at March 31, 2012 and December 31, 2011, the carrying value of the FDIC indemnification asset was $46.6 million and $58.2 million, respectively.

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

NOTE 13:  DERIVATIVES AND HEDGING ACTIVITIES

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2012	2011
		(In Thousands)
Asset Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Prepaid expenses and other assets	$490	$111

Total derivatives not designated
as hedging instruments		$490	$111

Liability Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Accrued expenses and other liabilities	$403	$121

Total derivatives not designated
as hedging instruments		$403	$121

Nondesignated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company implemented during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2012, the Company had four interest rate swaps with an aggregate notional amount of $24.8 million related to this program.  During the period ended March 31, 2012, the Company recognized a net gain of $96,000 in noninterest income related to changes in the fair value of these swaps.

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

As of March 31, 2012, the termination value of derivatives in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $86,500.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At March 31, 2012, the Company’s activity with its derivative counterparties had not yet met the level in which the minimum collateral posting thresholds take effect.  If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 14: SUBSEQUENT EVENT

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement, including a loss sharing agreement, with the FDIC to purchase substantially all of the assets and assume substantially all of the deposits and other liabilities of Inter Savings Bank, FSB (“InterBank”), a full-service bank headquartered in Maple Gove, MN.  Established in 1965, InterBank operated four locations in three counties in the Minneapolis-St. Paul area.  Great Southern Bank assumed approximately $467 million of deposits of InterBank at no premium and purchased approximately $403 million in loans and $11 million of foreclosed assets at a discount of $60 million.  Under the loss sharing agreement the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $400,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Also included in the assets purchased are cash and certain marketable securities of InterBank.  The Company anticipates recording the transaction in accordance with FASB ASC 805, Business Combinations, during the quarter ending June 30, 2012.  The transaction is anticipated to be accretive to income and equity for the quarter ending June 30, 2012.  Pricing on these types of FDIC-assisted transactions continues to be very competitive.  Despite this, as part of this transaction, we preliminarily expect to record a bargan purchase gain.  The Company expects to convert the InterBank operational systems into Great Southern’s systems in the third quarter of 2012, which will allow all Great Southern and former InterBank customers to conduct business at all banking centers throughout the Great Southern six-state franchise.  For further information, see the Current Report on Form 8-K filed by the Company on May 1, 2012.  The Purchase and Assumption Agreement dated as of April 27, 2012 between the FDIC and the Bank is filed as Exhibit 2.1 to this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, including but not limited to the recently completed FDIC-assisted transactions involving Sun Security Bank and InterBank, might not be realized within the anticipated time frames or at all, the possibility that the amount of the gain the Company ultimately recognizes from these recent FDIC-assisted transactions will be materially different from the preliminary gain recorded, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above and other risks described from time to time in the Company’s filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which would adversely impact earnings. In addition, the Bank’s regulators could require additional provisions for loan losses as part of their examination process.

Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in the financial statements contained in this report, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

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

Carrying Value of FDIC-covered Loans and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 8 “Loss Sharing Agreements and FDIC Indemnification Assets” included in Item 1 for additional information regarding the TeamBank, Vantus Bank and Sun Security Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2012, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2012, goodwill consisted of $379,000 at the Bank reporting unit and $877,500 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At March 31, 2012, the amortizable intangible assets consisted of core deposit intangibles of $5.4 million at the Bank reporting unit and $12,000 of non-compete agreements at the Travel reporting unit.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at March 31, 2012, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

Current economic conditions have impacted the markets in which we operate.  Throughout our market areas, the economic downturn negatively affected consumer confidence and elevated unemployment levels.  Consequently, average prices for existing home sales in the Midwest, which includes our market areas, were down 3.2% in 2011 over 2010 according to the National Association of Realtors.  In turn, this can potentially increase related losses upon foreclosure due to depressed values.  Higher vacancy rates have negatively impacted cash flows on commercial real estate loans.  Retail, office and industrial types of commercial real estate properties had vacancy rates that averaged 10.7%, 16.4% and 11.3%, respectively, in the Company’s primary markets for 2011 according to real estate services firms CBRE and Cassidy Turley.  These vacancy rates in the Company’s primary markets are up from averages of 9.6%, 15.1% and 8.8%, respectively, for 2007, prior to the economic downturn.  According to real estate services firms Colliers International, Jones Lang LaSalle and Cassidy Turley, national averages were 10.9%, 17.6% and 9.1%, respectively, for 2011, up from 10.0%, 15.0% and 8.2% for 2007, prior to the economic downturn.  Increased vacancy rates for commercial real estate properties can correlate to fewer commercial land development sales because of the risk involved in developing these types of properties when similar completed properties have vacancies.  The Missouri unemployment rate declined during the year ended December 31, 2011 from 9.6% at December 31, 2010 to 8.0% at December 31, 2011, on a preliminary basis, and was below the national average of 8.5% at December 31, 2011.  The Iowa and Kansas unemployment rates also declined during the year ended December 31, 2011 from 6.1% and 6.8% at December 31, 2010, respectively, to 5.6% and 6.3%, on a preliminary basis, at December 31, 2011, respectively.  Loan types specifically impacted by certain market areas in Missouri include loans secured by condominiums and condominium development in the St. Louis, Central Missouri and Branson market areas.  Borrowers with loans secured by condominiums and condominium development are now changing business strategies to remarket units for rent as opposed to sale.  The St. Louis market area has experienced the highest level of unemployment among our market areas, with unemployment rates at 8.3%, on a preliminary basis, and 9.4% at December 31, 2011 and 2010, respectively.  However, we have a minimal level of one- to four-family residential and consumer loans in this market and the negative impact of the economy specific to this area has generally been in condominium loans as previously discussed. The unemployment rate for the Springfield market area was below the national average, on a preliminary basis, at 6.8% at December 31, 2011, and overall lending activity has improved somewhat but is still below historic levels.  Economic conditions have not changed significantly during the first quarter of 2012.

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

In the three months ended March 31, 2012, Great Southern's total assets increased $68.4 million, or 1.8%, from $3.79 billion at December 31, 2011, to $3.86 billion at March 31, 2012. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at March 31, 2012 and December 31, 2011” section of this Quarterly Report on Form 10-Q.

Loans.  In the three months ended March 31, 2012, net loans decreased $5.1 million, or 0.2%, from $2.124 billion at December 31, 2011, to $2.119 billion at March 31, 2012. The decrease was primarily due to $43.5 million in reductions in FDIC-covered loan portfolios.  Excluding covered loans and mortgage loans held for sale, total loans increased $38.4 million, primarily due to increases in commercial real estate loans of $15.5 million, or 2.4%, and multi-family residential mortgage loans of $27.1 million, or 11.1%.  Offsetting these increases were decreases in net loans acquired through the 2009 and 2011 FDIC-assisted transactions of $43.5 million, or 11.0%, through repayments by the borrower, transfers to foreclosed assets or charge-offs to customer loan balances.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, at this time.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level or our analyses determined minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At March 31, 2012 and December 31, 2011, an estimated 0.6% of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At March 31, 2012 and December 31, 2011, an estimated 0.6% and 0.4%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2012 troubled debt restructurings totaled $62.2 million, or 2.8% of total loans, up $4.1 million from $58.1 million, or 2.7% of total loans, at December 31, 2011.  This increase is primarily due to the economic downturn and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the three months ended March 31, 2012, no loans were restructured into multiple new loans.  During the year ended December 31, 2011, twelve loans totaling $41.0 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At March 31, 2012, approximately seven years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to eleven years.  At March 31, 2012, approximately eight years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to fourteen years.  At March 31, 2012, approximately 10 years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of eight years.  At March 31, 2012, approximately two years remain on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans have an estimated average life of two to three years.  At March 31, 2012, approximately three years remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to five years.  At March 31, 2012, approximately five years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of three years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses, and through March 31, 2012, have had minimal impact on the allowance.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements in this report.

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

Available-for-sale Securities.  In the three months ended March 31, 2012, Great Southern's available-for-sale securities decreased $1.1 million, or .1%, from $875.4 million at December 31, 2011, to $874.3 million at March 31, 2012.  The decrease was primarily due to calls and sales of state and political subdivision bonds which decreased $6.4 million, or 4.3%.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $460.4 million at March 31, 2012, an increase of $80.2 million, or 21.1%, from $380.2 million at December 31, 2011. The increase in cash and cash equivalents during the period was due an increase in total deposits, primarily due to seasonal deposits of specific Bank customers.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2012, total deposit balances increased $114.5 million, or 3.9%.  Transaction accounts increased $82.5 million, while total brokered deposits (excluding CDARS accounts) decreased $28.5 million and retail certificates of deposit decreased $1.6 million. Great Southern Bank customer deposits totaling $278.4 million and $216.3 million, at March 31, 2012 and December 31, 2011, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the three months ended March 31, 2012.  The increase in deposits of $114.5 million at March 31, 2012 over December 31, 2011 was in comparison to the decrease in net loans of $5.1 million for the same periods as cash and cash equivalents were increased due to the increase in deposits.  If loan demand trends upward in future periods, rates paid on deposits can be increased to increase deposit balances and the utilization of brokered deposits can be increased to provide additional funding, if necessary. However, the level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In addition, increasing rates paid on deposits could negatively impact the Company’s net interest margin.  As discussed below, because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to lower its funding costs significantly in the current low interest rate environment, while interest rates on assets may decline further.

Total brokered deposits, excluding the CDARS accounts discussed above, were $19.8 million at March 31, 2012, down from $48.3 million at December 31, 2011. The decrease was the result of brokered deposits that matured during the period.

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

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by market interest rate changes. A large portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As previously described in Note 8, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we expect to be able to continue to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities as payments are made on our mortgage-backed securities and the proceeds are reinvested at lower rates.  Similarly, interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At March 31, 2012, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $803 million with rates that change immediately with changes to the prime rate of interest. Of this total, $683 million also had interest rate floors. These floors were at varying rates, with $49 million of these loans having floor rates of 7.0% or greater and another $553 million of these loans having floor rates between 5.0% and 7.0%. At March 31, 2012, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 256 basis points higher than the national “prime rate of interest” at March 31, 2012, partly because of these interest rate floors.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the likelihood that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2012 and 2011, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  On July 1, 2011, a federal rule went into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  As expected, this federal rule has adversely affected the amount of non-interest income we generate. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the

“Results of Operations and Comparison for the Three Months Ended March 31, 2012 and 2011” section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

As part of its long-term strategic plan, the Company anticipates opening two to three banking centers per year as conditions warrant. In February 2012, the Company opened a new banking center in O’Fallon, Mo., a suburb of St. Louis. Great Southern Travel moved its St. Peters office into the O’Fallon office as well. The O’Fallon facility was a former bank office of another bank and provided expedient entry into this market.  The Company now operates seven banking centers in the St. Louis metro area.

Construction was recently completed on a new banking center on West Kearney in north Springfield that replaced a leased location approximately one block east of the site. This banking center’s customer transaction volume is one of the highest in the Company’s franchise.

Construction is nearly complete on a new banking center on West 135th Street in Olathe, Kan., in an established retail business district. This new banking center will replace the Company’s current banking center at 11120 South Lone Elm Road, which is located in a lesser developed area of Olathe. Great Southern Travel will move its current Olathe office to the new facility. The new facility is expected to open on May 14, 2012.

In January 2012, the Company launched a new smartphone application for iPhone and Android users providing customers another channel for accessing their accounts. Text banking and tablet computer applications are under development for customers’ convenience and are expected to be available in the third quarter of 2012.

Great Southern Bancorp, Inc. will hold its 23rd Annual Meeting of Shareholders at 10:00 a.m. CDT on Wednesday, May 16, 2012, at the Great Southern Operations Center, 218 S. Glenstone, Springfield, Mo.  Holders of Great Southern Bancorp, Inc. common stock at the close of business on the record date, March 1, 2012, can vote at the annual meeting, either in person or by proxy. Material to be presented at the Annual Meeting will be available on the company’s website, www.GreatSouthernBank.com, prior to the start of the meeting.

The common stock of Great Southern Bancorp, Inc., is listed on the Nasdaq Global Select Market under the symbol “GSBC”. The last reported sale price of GSBC common stock in the quarter ended March 31, 2012, was $24.00.

Headquartered in Springfield, Mo., Great Southern offers a broad range of banking, investment, insurance and travel services to customers and clients. The Company operates 103 banking centers and more than 200 ATMs in Missouri, Arkansas, Iowa, Kansas and Nebraska.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

During the three months ended March 31, 2012, the Company increased total assets by $68.4 million to $3.86 billion.  Most of the increase was attributable to increases in cash and cash equivalents, prepaid expenses and other assets and net premises and equipment, partially offset by decreases in net loans, mortgage loans held for sale and the FDIC indemnification asset.  Net loans decreased $5.1 million from December 31, 2011, to $2.12 billion at March 31, 2012.  The decrease was primarily due to $43.5 million in reductions in FDIC-covered loan portfolios.  Excluding covered loans and mortgage loans held for sale, total loans increased $38.4 million, primarily due to increases in commercial real estate loans of $15.5 million, or 2.4%, and multi-family residential mortgage loans of $27.1 million, or 11.1%.  Offsetting these increases were decreases in net loans acquired through the 2009 and 2011 FDIC-assisted transactions of $43.5 million, or 11.0%.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, at this time.  Cash and cash equivalents increased $80.2 million as compared to December 31, 2011, as the Company had excess liquidity due to increases in deposits and slower loan demand.  The Company may maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this could potentially have the effect of suppressing net interest margin and net interest income.

Prepaid expenses and other assets increased $20.8 million as compared to December 31, 2011, primarily due to an increase in the amounts due from the FDIC related to losses recoverable under the purchase and assumption with loss share agreements for Sun Security Bank and Team Bank, N.A.  The Company’s net premises and equipment increased $8.7 million as compared to December 31, 2011.  The primary reason for the increase was the purchase of approximately $6.1 million of fixed assets from the FDIC for the Sun Security branch locations.  Also contributing to the increase were the new locations added in response to the growth of the Company and to provide for future growth.

The FDIC indemnification asset decreased $23.9 million from December 31, 2011 due primarily to billing and collection of realized losses and amortization relating to the reduction in expected reimbursements under the loss sharing agreements previously discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $61.4 million from December 31, 2011 to $3.53 billion at March 31, 2012.  The increase was primarily attributable to increases in deposits, partially offset by decreases in Federal Home Loan Bank advances and securities sold under reverse repurchase agreements with customers.  Total deposits increased $114.5 million from December 31, 2011.  Transaction account balances increased $82.5 million to $1.78 billion at March 31, 2012, up from $1.69 billion at December 31, 2011 while retail certificates of deposit decreased $1.6 million to $1.002 billion at March 31, 2012, down from $1.004 billion at December 31, 2011.  Since the second quarter of 2010, the Company’s transaction account balances have trended upward while retail certificates of deposit have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment.  Total brokered deposits (excluding CDARS customer account balances) were $19.8 million at March 31, 2012, compared to $48.3 million at December 31, 2011.  The decrease was the result of brokered deposits that matured during the quarter.  In addition, at March 31, 2012 and December 31, 2011, Great Southern Bank customer deposits totaling $278.4 million and $216.3 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the three months ended March 31, 2012.  Securities sold under reverse repurchase agreements with customers decreased $17.1 million from December 31, 2011 as these balances fluctuate over time.  FHLBank advances decreased $37.3 million from December 31, 2011. The Company elected to repay $30.0 million of FHLB advances which were assumed as part of the Sun Security transaction.  The penalties incurred to repay these advances were primarily accounted for as part of the purchase accounting adjustments at the time of acquisition, resulting in no additional material expense in the three months ended March 31, 2012.  The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $7.0 million from $324.6 million at December 31, 2011 to $331.6 million at March 31, 2012.  The Company recorded net income of $7.5 million for the three months ended March 31, 2012, common and preferred dividends declared were $2.6 million and accumulated other comprehensive gain increased $1.6 million.  The increase in accumulated other comprehensive gain resulted from increases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $342,000 due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2012 and 2011

General

Net income was $7.5 million for the three months ended March 31, 2012 compared to net income of $5.9 million for the three months ended March 31, 2011. This increase of $1.6 million, or 27.2%, was primarily due to an increase in non-interest income of $10.2 million, or 578%, and a decrease in provision for income taxes of $1.0 million, or 54.7%, partially offset by a decrease in net interest income of $2.6 million, or 6.6%, an increase in non-interest expense of $5.2 million, or 24.1%, and an increase in provision for loan losses of $1.9 million, or 22.9%.  Net income available to common shareholders was $7.4 million and $5.0 million for the quarters ended March 31, 2012 and 2011, respectively.

Total Interest Income

Total interest income decreased $4.4 million, or 8.9%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The decrease was due to a $4.2 million decrease in interest income on loans and a $176,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased primarily due to a reduction in the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. Interest income from investment securities and other interest-earning assets decreased during the three months ended March 31, 2012 primarily due to lower average rates of interest. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended March 31, 2012 compared to the three months ended March 31, 2011, interest income on loans decreased due to lower average interest rates, partially offset by increased average balances. Interest income decreased $9.7 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 8.86% during the three months ended March 31, 2011, to 6.96% during the three months ended March 31, 2012.  This decrease was due to a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 FDIC-assisted transactions as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased each quarter beginning with the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $87.2 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the third quarter of 2010, resulting in a total of $76.6 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the quarters ended March 31, 2012 and 2011, the adjustments increased interest income by $6.2 million and $12.7 million, respectively, and decreased non-interest income by $4.5 million and $11.3 million, respectively.  The net impact to pre-tax income was $1.6 million and $1.4 million, respectively, for the quarters ended March 31, 2012 and 2011.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  As of March 31, 2012, the remaining accretable yield adjustment that will affect interest income is $13.2 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(11.1) million.  Of the remaining adjustments, we expect to recognize $7.9 million of interest income and $(6.7) million of non-interest income (expense) in the remainder of 2012.  These amounts do not account for any adjustments that may occur relating to the InterBank transaction, which was completed subsequent to March 31, 2012.  Apart from the yield accretion, the average yield on loans was 5.83% for the three months ended March 31, 2012, down from 6.19% for the three months ended March 31, 2011, as a result of both normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income increased $5.5 million as the result of higher average loan balances which increased from $1.93 billion during the quarter ended March 31, 2011, to $2.19 billion during the quarter ended March 31, 2012. The higher average balance resulted primarily from the acquisition of Sun Security Bank in October 2011.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Interest income decreased $735,000 due to a decrease in average interest rates from 2.29% during the three months ended March 31, 2011, to 2.14% during the three months ended March 31, 2012. Interest income increased $559,000 as a result of an increase in average balances from $1.23 billion during the three months ended March 31, 2011, to $1.26 billion during the three months ended March 31, 2012.  Average balances of securities increased due to the Sun Security Bank acquisition while average interest-earning deposits increased slightly due to an increase in average interest-bearing deposits.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At March 31, 2012, the Company had cash and cash equivalents of $460.4 million compared to $380.2 million at December 31, 2011. See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $1.8 million, or 18.3%, during the three months ended March 31, 2012, when compared with the three months ended March 31, 2011, due to a decrease in interest expense on deposits of $1.7 million, or 22.7%, a decrease in interest expense on FHLBank advances of $23,000, or 1.8%, and a decrease in interest expense on short-term and structured repo borrowings of $69,000, or 9.1%, partially offset by an increase in interest expense on subordinated debentures issued to capital trusts of $19,000, or 13.6%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $322,000 due to a decrease in average rates from 0.78% during the three months ended March 31, 2011, to 0.67% during the three months ended March 31, 2012. The average interest rates decreased due to lower overall market rates of interest since March 31, 2011 and because the Company chose to pay lower rates during the three months ended March 31, 2012 when compared to the same period in 2011. Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits increased $284,000 due to an increase in average balances from $1.09 billion during the three months ended March 31, 2011, to $1.24 billion during the three months ended March 31, 2012. The increase in average balances of demand deposits was primarily a result of the acquisition of Sun Security Bank and customer preference to transition from time deposits to demand deposits.

Interest expense on time deposits decreased $1.6 million as a result of a decrease in average rates of interest from 1.66% during the three months ended March 31, 2011, to 1.15% during the three months ended March 31, 2012.  A large portion of the Company’s certificate of deposit portfolio matures within one year and so reprices fairly quickly; this is consistent with the portfolio over the past several years.  Interest expense on deposits decreased $59,000 due to a decrease in average balances of time deposits from $1.32 billion during the three months ended March 31, 2011, to $1.30 billion during the three months ended March 31, 2012.  As previously mentioned, the decrease in average balances of time deposits was partly the result of customer preference to transition from time deposits to demand deposits.  Also contributing to the decrease was the redemption of brokered deposits that matured during the quarter.

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

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended March 31, 2012 compared to the three months ended March 31, 2011, interest expense on FHLBank advances decreased due to lower average interest rates, partially offset by higher average balances. Interest expense on FHLBank advances decreased $232,000 due to a decrease in average interest rates from 3.44% in the three months ended March 31, 2011, to 2.86% in the three months ended March 31, 2012.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.  Interest expense on FHLBank advances increased $209,000 due to an increase in average balances from $153 million during the three months ended March 31, 2011, to $179 million during the three months ended March 31, 2012. This increase was due to the FHLB advances assumed in the Sun Security Bank transaction.

Interest expense on short-term and structured repo borrowings decreased $130,000 due to a decrease in average balances from $322 million during the three months ended March 31, 2011, to $269 million during the three months ended March 31, 2012. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate. Interest expense on short-term and structured repo borrowings increased $61,000 due to an increase in average rates on short-term borrowings from 0.95% in the three months ended March 31, 2011, to 1.03% in the three months ended March 31, 2012.

Interest expense on subordinated debentures issued to capital trusts increased $19,000 due to an increase in average rates from 1.84% in the three months ended March 31, 2011, to 2.07% in the three months ended March 31, 2012.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended March 31, 2012 decreased $2.6 million to $36.8 million compared to $39.4 million for the three months ended March 31, 2011. Net interest margin was 4.29% in the three months ended March 31, 2012, compared to 5.05% in the three months ended March 31, 2011, a decrease of 76 basis points, or 15.0%.  In the comparable three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended March 31, 2012 and 2011 were increases in interest income of $6.2 million and $12.7 million, respectively, and increases in net interest margin of 72 basis points and 162 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 14 basis points during the three months ended March 31, 2012, primarily due to a change in the deposit mix over the last year and generally lower funding costs, primarily on certificates of deposit.  During 2011 and the first quarter of 2012, lower-rate transaction deposits increased as customers added to existing accounts or new customer accounts were opened, while higher-rate brokered deposits decreased and retail time deposits renewed at lower rates of interest.  While retail certificates of deposit increased over the year-ago quarter because of the deposits assumed in the Sun Security Bank FDIC-assisted acquisition, those assumed were at relatively low market rates.  Partially offsetting the positive effects of the lower deposit costs were decreases in the yield on loans and investments, excluding the yield accretion income discussed above, when compared to the year-ago quarter.  Existing loans continue to repay, and in many cases new loans originated are at rates which are lower than the rates on those repaying loans.

The Company's overall interest rate spread decreased 79 basis points, or 15.9%, from 4.95% during the three months ended March 31, 2011, to 4.16% during the three months ended March 31, 2012. The gross change was due to a 109 basis point decrease in the weighted average yield on interest-earning assets and a 30 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 190 basis points while the yield on investment securities and other interest-earning assets decreased 34 basis points. The rate paid on deposits decreased 35 basis points, the rate paid on subordinated debentures issued to capital trusts increased 23 basis points, the rate paid on FHLBank advances decreased 58 basis points and the rate paid on short-term borrowings increased eight basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $1.9 million, from $8.2 million during the three months ended March 31, 2011, to $10.1 million during the three months ended March 31, 2012.  At March 31, 2012, the allowance for loan losses was $41.5 million, an increase of $300,000 from December 31, 2011.  Net charge-offs were $9.8 million in the three months ended March 31, 2012, versus $7.9 million in the three months ended March 31, 2011.  Three relationships accounted for $7.0 million of the net charge-off total for the three months ended March 31, 2012.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the TeamBank, Vantus Bank, Sun Security Bank and InterBank  FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations with respect to the TeamBank, Vantus Bank and Sun Security Bank transactions are described in detail in Note 8 of the Notes to Consolidated Financial Statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At March 31, 2012, one loan pool exhibited risk of loss and had allowances for loan losses totaling $40,000 and another loan pool exhibited risk of loss and had allowances for loan losses totaling $5,000.  These loan pools were acquired through the Vantus Bank and TeamBank FDIC-assisted transactions, respectively, and because of the loss sharing agreements for these transactions, these amounts represent the 20% of the anticipated loss that would be ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.30% and 2.33% at March 31, 2012 and December 31, 2011, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at March 31, 2012, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank and Sun Security Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios.  In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank, September 4, 2009, for Vantus Bank and October 7, 2011, for Sun Security Bank.  The overall performance of the TeamBank and Vantus Bank FDIC-covered loan pools has been better than original expectations as of the acquisition dates.  For the FDIC-covered loan pools acquired in 2011 from Sun Security Bank, the Company’s estimates of the cash flows expected to be collected have not materially changed.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at March 31, 2012, were $69.9 million, a decrease of $4.5 million from $74.4 million at December 31, 2011. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 1.81% at March 31, 2012, compared to 1.96% at December 31, 2011. Compared to December 31, 2011, non-performing loans decreased $3.1 million to $24.4 million and foreclosed assets decreased $1.4 million to $45.5 million.  Construction and land development loans comprised $7.5 million, or 30.9%, of the total $24.4 million of non-performing loans at March 31, 2012, compared with $9.5 million, or 34.6%, of the total $27.5 million of non-performing loans at December 31, 2011.  Non-performing commercial real estate loans were $6.2 million, or 25.6%, of the total non-performing loans at March 31, 2012, compared with $6.2 million, or 22.6%, at December 31, 2011.

Non-performing Loans.  Non-performing loans have increased since the economic recession began in 2008.  During the three months ended March 31, 2012, economic growth was slow and because of this, we experienced continued higher levels of additions to non-performing loans during the three months ended March 31, 2012.  Activity in the non-performing loans category during the three months ended March 31, 2012 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$186	$—	$—	$—	$—	$—	$(5)	$181
Subdivision construction	6,661	2,831	—	—	(100)	(2,436)	(2,137)	4,819
Land development	2,655	—	—	—	(88)	(37)	(7)	2,523
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	7,238	1,970	—	(847)	(462)	(449)	(1,567)	5,883
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	6,204	4,185	—	—	(1,129)	(2,440)	(576)	6,244
Commercial business	3,472	10	—	—	(18)	(234)	(386)	2,844
Consumer	1,081	1,255	—	(92)	—	(58)	(323)	1,863

Total	$27,497	$10,251	$—	$(939)	$(1,797)	$(5,654)	$(5,001)	$24,357

At March 31, 2012, the commercial real estate category of non-performing loans included 13 loans, four of which were added in the three months ended March 31, 2012.  The two largest relationships in this category, which were added during the quarter, totaled $3.8 million, or 60.8% of the total category, and both were collateralized by property in the Kansas City, Mo area.  At March 31, 2012, the one- to four-family residential category included 92 loans, 24 of which were added during the quarter.  At March 31, 2012, the subdivision construction category of non-performing loans included 20 loans.  The largest relationship in this category, which was added during the quarter ended March 31, 2012, totaled $2.1 million, or 43.6% of the total category, and was collateralized by properties located in the Springfield, Missouri MSA.

Potential Problem Loans.  Potential problem loans have increased since the economic recession began in 2008.  During the three months ended March 31, 2012, we experienced continued higher levels of additions to potential problem loans.  During the three months ended March 31, 2012, $17.9 million of loans were added to potential problem loans and almost half of the additions were in the land development and subdivision construction categories.  Compared to December 31, 2011, potential problem loans increased $6.7 million, or 12.4%.  This increase was partially offset by $7.5 million of loans transferred to non-performing loans categories and $2.9 million in charge-offs.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the three months ended March 31, 2012 was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$144	$—	$—	$(142)	$—	$—	$(2)	$—
Subdivision construction	6,024	7,102	—	(2,408)	—	(1,343)	(144)	9,231
Land development	3,691	1,846	—	—	—	—	—	5,537
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	7,665	2,500	—	(1,094)	—	—	(604)	8,467
Other residential	7,640	4,757	—	—	—	—	(14)	12,383
Commercial real estate	25,799	25	—	(3,854)	—	(1,507)	(38)	20,425
Commercial business	3,318	1,510	—	—	—	—	(10)	4,818
Consumer	45	165	—	(1)	—	—	(2)	207

Total	$54,326	$17,905	$—	$(7,499)	$—	$(2,850)	$(814)	$61,068

At March 31, 2012, the commercial real estate category of potential problem loans included 20 loans.  The largest two relationships in this category had balances of $7.4 million and $5.4 million, respectively, or 62.9% of the total category.  Both relationships were added during the quarter ended September 30, 2011 and were collateralized by properties in southwest Missouri.  The subdivision construction category of potential problem loans included 14 loans.  The largest relationship in this category, which was added during the quarter ended March 31, 2012 and included two loans, totaled $6.6 million, or 71.8% of the total category, and was collateralized by properties located in southwest Missouri.  The other residential category included six loans, two of which were added during the quarter ended March 31, 2012.  The largest relationship in this category, which was added during this period, totaled $4.2 million, or 34.0% of the total category, and was collateralized by apartments (which were previously constructed as condominiums) located in northwest Arkansas.  The next two largest relationships in this category, which were added during 2011, had balances of $3.9 million and $3.6 million, respectively, or 60.8% of the total category.  The relationships were collateralized by apartment buildings located in southwest Missouri and central Missouri, respectively.

Foreclosed Assets.  Of the total $69.2 million of foreclosed assets at March 31, 2012, $23.8 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009 and 2011.  These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the three months ended March 31, 2012, economic growth was slow and real estate markets did not experience a recovery.  Because of this, the levels of foreclosed assets did not significantly change during the three months ended

March 31, 2012.  Because additions of foreclosed properties were offset by sales, total foreclosed assets decreased slightly.  Activity in foreclosed assets during the three months ended March 31, 2012 was as follows:

	Beginning Balance, January 1	Additions	ORE Sales	Capitalized Costs	ORE Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$1,630	$—	$(377)	$89	$(36)	$1,306
Subdivision construction	15,573	100	(432)	—	(101)	15,140
Land development	13,634	88	—	—	—	13,722
Commercial construction	2,747	—	—	—	—	2,747
One- to four-family residential	1,849	556	(797)	12	(102)	1,518
Other residential	7,853	—	—	—	—	7,853
Commercial real estate	2,290	1,141	(1,270)	—	—	2,161
Commercial business	85	31	—			116
Consumer	1,211	237	(549)	—	—	899

Total	$46,872	$2,153	$(3,425)	$101	$(239)	$45,462

At March 31, 2012, the subdivision construction category of foreclosed assets included 53 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.7 million, or 24.7% of the total category.  Of the total dollar amount in the subdivision construction category, 18.4% is located in Branson, Mo.  The land development category of foreclosed assets included 25 properties, the largest of which had a balance of $2.8 million, or 20.7% of the total category.  Of the total dollar amount in the land development category, 35.6% was located in northwest Arkansas, including the largest property previously mentioned.

Non-interest Income

For the three months ended March 31, 2012, non-interest income increased $10.2 million, or 577.7%, to $8.5 million when compared to the three months ended March 31, 2011, primarily as a result of the following items:

Amortization of indemnification asset:  As previously described in Note 8 of the Notes to Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the TeamBank and Vantus Bank FDIC-covered loan portfolios, $4.5 million of amortization (expense) was recorded in the quarter ended March 31, 2012 relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This amortization (expense) amount was down $6.8 million from the $11.3 million that was recorded in the quarter ended March 31, 2011 relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  In addition, the Bank had additional income from the accretion of the discount on the indemnification asset related to the FDIC-assisted acquisition of Sun Security Bank, which was purchased in October 2011.

Tax Credits:  The Bank sold or utilized several state tax credits during the three months ended March 31, 2012, that resulted in a gain of $885,000.

Interest Rate Swap fees:  The Bank recorded $300,000 in fees for interest rate swap agreements entered into during the period.  The Bank entered into these interest rate swaps with customers and third parties on certain loans originated during the first quarter of 2012 to effectively convert fixed rate loans into variable rate instruments.

Non-interest Expense

For the three months ended March 31, 2012, non-interest expense increased $5.2 million, or 24.1%, to $26.8 million, when compared to the three months ended March 31, 2011.  The increase was primarily due to the following items:

Sun Security Bank FDIC-assisted acquisition:  Non-interest expense increased $2.2 million for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011, due to operating costs related to the FDIC-assisted acquisition of the former Sun Security Bank on October 7, 2011.  Of this amount, $497,000 related to non-recurring acquisition-related expenses, primarily related to salaries and benefits ($127,000) and occupancy and equipment expenses ($215,000).  Non-interest expense is expected to increase in the quarter ending June 30, 2012 due to similar costs relating to the FDIC-assisted acquisition of the former InterBank on April 27, 2012.

New banking centers:  Continued internal growth of the Company since the quarter ended December 31, 2011 caused an increase in non-interest expense during the quarter ended March 31, 2012.  The Company opened three retail banking centers in the St. Louis, Mo. market area, one in Clayton, Mo. in May 2011, one in O’Fallon, Mo. in February 2012 and one in Afton, Mo. in December 2011.  The operation of these three new locations increased non-interest expense for the quarter ended March 31, 2012 by $287,000 over the same period in 2011.  For additional information on the Company’s growth, see the “Business Initiatives” section of this Quarterly Report on Form 10-Q.

Amortization of tax credits:  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the quarter ended March 31, 2012, tax credits used to reduce the Company’s tax expense totaled $1.6 million, up $1.2 million from $412,000 for the quarter ended March 31, 2011.  These tax credits resulted in corresponding amortization expense of $1.2 million during the quarter ended March 31, 2012, up $800,000 from $352,000 for the quarter ended March 31, 2011. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

The Company’s efficiency ratio for the three months ended March 31, 2012, was 59.26% compared to 57.49% for the same period in 2011.  The changes in the ratios from the prior to current periods were primarily due to the increases in non-interest expense described above.   The Company’s ratio of non-interest expense to average assets increased from 2.48% for the three months ended March 31, 2011, to 2.79% for the three months ended March 31, 2012.  The increase in the current period ratio was due to higher expenses in the 2012 period, as described above.  Average assets for the three months ended March 31, 2012 increased $362.0 million, or 10.4%, from the three months ended March 31, 2011.

Provision for Income Taxes

The Company’s effective tax rate (as compared to the statutory federal tax rate of 35.0%) was 10.2% for the three months ended March 31, 2012, due primarily to the effects of investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. The decrease in taxes due to tax credits was partially offset by higher non-interest expense related to the amortization of the investment in tax credits.  Credits totaling $1.6 million for the three months ended March 31, 2012, were used to reduce the Company’s tax expense which resulted in corresponding amortization in non-interest expense of $1.2 million for the three months ended March 31, 2012, to reduce the investment in these credits.  The Company’s effective tax rate was 24.3% for the three months ended March 31, 2011, due to the effects of tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. In future periods, the Company expects its effective tax rate will be approximately 12%-18%.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of its utilization of tax credits.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $782,000 and $575,000 for the three months ended March 31, 2012 and 2011, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2012(2)	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.23%	$361,024	$6,260	6.97%	$313,738	$5,888	7.61%
Other residential	5.44	280,733	4,449	6.37	236,898	3,549	6.08
Commercial real estate	5.54	783,164	13,450	6.91	644,737	12,901	8.12
Construction	5.29	258,213	4,810	7.49	273,228	9,824	11.32
Commercial business	5.53	220,708	3,537	6.45	175,412	4,895	14.58
Other loans	7.05	220,392	4,425	8.07	209,475	3,996	7.74
Industrial revenue bonds (1)	5.94	66,370	966	5.86	72,364	1,031	5.78

Total loans receivable	5.81	2,190,604	37,897	6.96	1,925,852	42,084	8.86

Investment securities (1)	3.33	900,765	6,648	2.97	831,129	6,790	3.31
Other interest-earning assets	0.22	356,886	132	0.15	401,359	166	0.17

Total interest-earning assets	4.57	3,448,255	44,677	5.21	3,158,340	49,040	6.30
Non-interest-earning assets:
Cash and cash equivalents		77,487			73,348
Other non-earning assets		324,691			256,783
Total assets		$3,850,433			$3,488,471

Interest-bearing liabilities:
Interest-bearing demand and savings	0.55	$1,241,670	2,069	0.67	$1,090,280	2,107	0.78
Time deposits	1.15	1,302,867	3,715	1.15	1,316,443	5,379	1.66
Total deposits	0.84	2,544,537	5,784	0.91	2,406,723	7,486	1.26
Short-term borrowings and structured repurchase agreements	1.08	268,603	687	1.03	322,104	756	0.95
Subordinated debentures issued to capital trusts	2.12	30,929	159	2.07	30,929	140	1.84
FHLB advances	3.48	178,844	1,274	2.86	153,011	1,297	3.44

Total interest-bearing liabilities	0.99	3,022,913	7,904	1.05	2,912,767	9,679	1.35
Non-interest-bearing liabilities:
Demand deposits		490,364			251,866
Other liabilities		5,551			15,862
Total liabilities		3,518,828			3,180,495
Stockholders’ equity		331,605			307,976
Total liabilities and stockholders’ equity		$3,850,433			$3,488,471

Net interest income:
Interest rate spread	3.58%		$36,773	4.16%		$39,361	4.95%
Net interest margin*				4.29%			5.05%
Average interest-earning assets to average interest-bearing liabilities		114.1%			108.4%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $105.8 million and $94.6 million for the three months ended March 31, 2012 and 2011, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $43.1 million and $43.6 million for the three months ended March 31, 2012 and 2011, respectively. Interest income on tax-exempt assets included in this table was $1.7 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.6 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

(2)
The yield/rate on loans at March 31, 2012 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2012 vs. 2011
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(9,708)	$5,521	$(4,187)
Investment securities	(718)	576	(142)
Other interest-earning assets	(17)	(17)	(34)
Total interest-earning assets	(10,443)	6,080	(4,363)
Interest-bearing liabilities:
Demand deposits	(322)	284	(38)
Time deposits	(1,605)	(59)	(1,664)
Total deposits	(1,927)	225	(1,702)
Short-term borrowings and structured repo	61	(130)	(69)
Subordinated debentures issued to capital trust	19	--	19
FHLBank advances	(232)	209	(23)
Total interest-bearing liabilities	(2,079)	304	(1,775)
Net interest income	$(8,364)	$5,776	$(2,588)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2012, the Company had commitments of approximately $302.2 million to fund loan originations, $64.5 million of unused lines of credit and unadvanced loans, and $22.3 million of outstanding letters of credit.

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

At March 31, 2012, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$302.7 million
Federal Reserve Bank line	$364.4 million
Interest-Bearing and Non-Interest-Bearing Deposits	$460.4 million
Unpledged Securities	$92.0 million

Statements of Cash Flows. During the three months ended March 31, 2012 and 2011, respectively, the Company had positive cash flows from operating activities.  Cash flows from investing activities were negative for the three months ended March 31, 2012 and 2011, respectively.  Cash flows from financing activities were positive for the three months ended March 31, 2012 and 2011, respectively.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $44.4 million and $45.7 million during the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, respectively, investing activities used cash of $27.6 million and $98.5 million primarily due to the net increase in loans and purchases of loans and investment securities for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. Financing activities provided cash of $63.4 million and $85.1 million during the three months ended March 31, 2012 and 2011, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2012, the Company's total stockholders' equity was $331.6 million, or 8.6% of total assets. At March 31, 2012, common stockholders' equity was $273.7 million, or 7.1% of total assets, equivalent to a book value of $20.27 per common share. Total stockholders’ equity at December 31, 2011, was $324.6 million, or 8.6%, of total assets. At December 31, 2011, common stockholders' equity was $266.6 million, or 7.0% of total assets, equivalent to a book value of $19.78 per common share.

At both March 31, 2012 and December 31, 2011, the Company’s tangible common equity to total assets ratio was 6.9%. The Company’s tangible common equity to total risk-weighted assets ratio was 11.7% at March 31, 2012, compared to 11.5% at December 31, 2011.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2012, the Bank's Tier 1 risk-based capital ratio was 14.2%, total risk-based capital ratio was 15.5% and the Tier 1 leverage ratio was 8.3%. As of March 31, 2012, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2012, the Company's Tier 1 risk-based capital ratio was 15.0%, total risk-based capital ratio was 16.3% and the Tier 1 leverage ratio was 8.9%. As of March 31, 2012, the Company was "well capitalized" under the capital ratios described above.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2011 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the 58,000 shares of preferred stock, previously issued to the Treasury pursuant to the TARP Capital Purchase Program (the “CPP”), at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($158,271,000).  The dividend rate for the first quarter of 2012 was 1%.  Based upon the increase in the Bank’s level of QBSL over the adjusted baseline level, the dividend rate for the second quarter of 2012 is expected to be approximately 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the three months ended March 31, 2012, the Company declared a common stock cash dividend of $0.18 per share, or 33.3% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2011).  During the three months ended March 31, 2011, the Company declared a common stock cash dividend of $0.18 per share, or 50.0% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2010). The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of March 31, 2012, was paid to stockholders on April 12, 2012.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of March 31, 2012, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of $272,747,865, which is the Company’s consolidated Tier 1 capital as of June 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $57,943,000 in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5,794,300 (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $158,271,000) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three months ended March 31, 2012 and 2011, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2012, the Company issued 19,017 shares of stock at an average price of $17.97 per share to cover stock option exercises.  During the three months ended March 31, 2011, the Company issued 489 shares of stock at an average price of $8.45 per share to cover stock option exercises.

Management has historically utilized stock buy-back programs from time to time as long as management believed that repurchasing the stock would contribute to the overall growth of shareholder value. The number of shares of stock repurchased and the price paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2012, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is neutral to slightly negative. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2012, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  Prior to our redemption of the CPP Preferred Stock, we were generally precluded from purchasing shares of the Company’s stock without the Treasury's consent.

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

As indicated below, no shares were purchased during the three months ended March 31, 2012.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2012 – January 31, 2012	---	$	----	---	396,562
February 1, 2012 – February 29, 2012	---	$	----	---	396,562
March 1, 2012 – March 31, 2012	---	$	----	---	396,562
	---	$	----	---

_______________________
(1) Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

a)	Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: May 10, 2012	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2012	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                                                Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)
The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paola, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2011 is incorporated herein by reference as Exhibit 2.1(i).

(ii)
The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 11, 2011 is incorporated herein by reference as Exhibit 2.1(ii).

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

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2012, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank.

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

The Registrant's 1997 Stock Option and Incentive Plan previously filed with the Commission (File no. 000-18082) as Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on September 18, 1997 is incorporated herein by reference as Exhibit 10.1.

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

A description of the current salary and bonus arrangements for 2012 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is incorporated herein by reference as Exhibit 10.8.

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

Included in Note 5 to the Consolidated Financial Statements.

(15)	Letter re unaudited interim financial information

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(19)	Report furnished to security holders.

Inapplicable.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

Inapplicable.

(24)	Power of attorney

None.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(99)	Additional Exhibits

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.